Form 10-Q
period 1996-03-31
SPANISH BROADCASTING SYSTEM INC
filed 1996-05-15
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

         / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                       OR
         /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.

                       -----------------------------------

                       See Table of Additional Registrants

                       -----------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                        13-3827791
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        26 West 56 Street                                      10019
          New York, NY
     (Address of principal                                   (Zip Code)
       executive offices)

                                 (212) 541-9200
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of May 9, 1996: 606,668 shares of Common Stock of which 558,135 shares are designated Class A Common Stock and 48,533 shares are designated Class B Common Stock.

                        TABLE OF ADDITIONAL REGISTRANTS


                                STATE OR                  PRIMARY
                                 OTHER                    STANDARD                 I.R.S. EMPLOYER
NAME                         JURISDICTION OF             INDUSTRIAL                IDENTIFICATION
                              INCORPORATION            CLASSIFICATION                  NUMBER
                                                          NUMBER
Spanish Broadcasting            New Jersey                 4832                      13-3181941
System, Inc.


Spanish Broadcasting            California                 4832                      92-3952357
System of California, Inc.


Spanish Broadcasting              Florida                  4832                      58-1700848
System of Florida, Inc.


Spanish Broadcasting             New York                  4832                      13-3570696
System of New York, Inc.


Alarcon Holdings, Inc.           New York                  6512                      13-3475833


Spanish Broadcasting             New York                  4899                      13-3511101
System Network, Inc.


SBS Promotions, Inc.             New York                  7999                      13-3456128

SBS of Greater                   New York                  4832                          Application
New York, Inc.                                                                                    Pending

                       SPANISH BROADCASTING SYSTEM, INC.

                            INDEX TO QUARTERLY REPORT
                                 MARCH 31, 1996

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART 1.   FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of September 24, 1995
and March 31, 1996 (unaudited)                                                   3

Condensed Consolidated Statements of Operations for the three months
ended and six months ended  March 26, 1995  and March 31, 1996 (unaudited)       4

Condensed Consolidated Statements of Cash Flows for the
six  months ended March 26, 1995 and March 31, 1996 (unaudited)                  5

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                                      6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                              8

PART 2.   OTHER INFORMATION                                                     14

SIGNATURES

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 24,1995       MARCH 31, 1996
                    ASSETS                                                   (AUDITED)             (UNAUDITED)
CURRENT ASSETS :

CASH AND CASH EQUIVALENTS                                                 $ 17,817,119              $  5,364,647
RECEIVABLES:
   TRADE                                                                    12,614,434                 8,399,140
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                      2,077,930                 1,921,168
                                                                          ------------              ------------
     NET RECEIVABLES - TRADE                                                10,536,504                 6,477,972
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL  ACCOUNTS OF
         $ 2,806,956 AT SEPT.24,1995 AND  $2,865, 347 AT MAR. 31,1996.)        663,360                   760,040
                                                                          ------------              ------------
         NET RECEIVABLES                                                    11,199,864                 7,238,012
OTHER CURRENT ASSETS                                                           549,270                   647,938
                                                                          ------------              ------------
     TOTAL CURRENT ASSETS                                                   29,566,253                13,250,597

PROPERTY AND EQUIPMENT, NET                                                 17,596,572                18,504,619
FRANCHISE COSTS, NET                                                        50,251,987               135,114,173
DUE FROM RELATED PARTY                                                         286,947                   290,437
DEFERRED FINANCING COSTS, NET                                                5,647,915                 8,437,235
OTHER ASSETS                                                                   279,566                   301,295
                                                                          ------------              ------------
                                                                          $103,629,240              $175,898,356
                                                                          ============              ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES :

CURRENT PORTION OF LONG TERM DEBT                                         $     61,565              $     70,285
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        4,315,365                 5,093,919
ACCRUED INTEREST                                                             2,341,919                 2,341,919
INCOME TAXES PAYABLE                                                           196,835                         -
UNEARNED REVENUE                                                               656,875                   769,107
                                                                          ------------              ------------
     TOTAL CURRENT LIABILITIES                                               7,572,559                 8,275,230
SENIOR NOTES, NET OF UNAMORTIZED DISCOUNT                                   94,315,087               129,534,597
DEFERRED INCOME TAXES                                                        1,745,682                   326,217

LONG-TERM DEBT, LESS CURRENT PORTION                                         1,146,066                 1,122,082

REDEEMABLE SERIES A PREFERRED STOCK, $.01 PAR VALUE. AUTHORIZED
      49,201 SHARES; ISSUED AND OUTSTANDING 37,500 SHARES                            -                32,944,333

STOCKHOLDERS EQUITY (DEFICIENCY):
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     2,000,000 SHARES; ISSUED AND OUTSTANDING 558,135
     SHARES                                                                      5,581                     5,581
   CLASS B COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     200,000 SHARES; ISSUED AND OUTSTANDING 48,533
     SHARES                                                                        485                       485
   ADDITIONAL PAID IN CAPITAL                                                5,690,934                12,524,441
   ACCUMULATED DEFICIT                                                      (4,425,882)               (6,413,338)
                                                                          ------------              ------------
                                                                             1,271,118                 6,117,169
   LESS: LOANS RECEIVABLE FROM STOCKHOLDERS                                 (2,421,272)               (2,421,272)
                                                                          ------------              ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (1,150,154)                3,695,897
                                                                          ------------              ------------
                                                                          $103,629,240              $175,898,356
                                                                          ============              ============



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                       (3)

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                   MARCH 26, 1995   MARCH 31, 1996   MARCH 26, 1995   MARCH 31, 1996

GROSS BROADCASTING REVENUES            11,030,693       10,318,819       24,462,293       24,169,520
   LESS: AGENCY COMMISSIONS             1,355,495        1,186,674        3,029,721        2,932,108
                                       ----------       ----------       ----------       ----------

      NET BROADCASTING REVENUES         9,675,198        9,132,145       21,432,572       21,237,412
                                       ----------       ----------       ----------       ----------
OPERATING EXPENSES
    ENGINEERING                           359,810          422,549          681,502          860,533
    PROGRAMMING                         1,222,251        1,293,367        2,527,032        2,704,152
    SELLING                             2,819,181        3,187,118        5,486,183        6,733,963
    GENERAL AND ADMINISTRATIVE          1,402,210        1,525,413        2,979,848        3,117,957
    CORPORATE EXPENSES                  1,177,153        1,094,269        1,985,898        1,936,322
    DEPRECIATION & AMORTIZATION           823,032          816,543        1,652,941        1,636,739
                                       ----------       ----------       ----------       ----------
                                        7,803,637        8,339,259       15,313,404       16,989,666
                                       ----------       ----------       ----------       ----------

    OPERATING INCOME                    1,871,561          792,886        6,119,168        4,247,746
OTHER EXPENSES :
    INTEREST EXPENSE, NET               3,302,463        3,414,213        6,562,825        6,649,023
    OTHER, NET                             77,309          911,157           55,000          911,150
                                       ----------       ----------       ----------       ----------

LOSS BEFORE INCOME TAXES               (1,508,211)      (3,532,484)        (498,657)      (3,312,427)
INCOME TAXES                               30,065       (1,426,017)          71,065       (1,324,971)
                                       ----------       ----------       ----------       ----------

NET LOSS                               (1,538,276)      (2,106,467)        (569,722)      (1,987,456)
                                       ==========       ==========         ========       ==========




SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                      (4)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 26, 1995 AND MARCH 31, 1996
                                   (UNAUDITED)


                                                                        1995          1996
                                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET  LOSS                                                             (569,722)    (1,987,456)
                                                                    -----------   ------------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES :
      DEPRECIATION AND AMORTIZATION                                   1,652,941      1,636,739
      CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES                     680,284        (98,371)
      AMORTIZATION OF DEBT DISCOUNT                                   2,248,213      2,497,350
      AMORTIZATION OF DEFERRED FINANCING COSTS                          385,159        416,327
      IMPUTED INTEREST                                                   95,559              0
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        DECREASE  IN RECEIVABLES                                      1,050,770      4,060,223
        INCREASE IN OTHER CURRENT ASSETS                               (155,845)       (98,668)
        (INCREASE) DECREASE IN OTHER ASSETS                              42,416        (21,729)
        INCREASE  IN DEFERRED FINANCING COSTS                          (237,110)             -
        INCREASE  IN ACCOUNTS PAYABLE AND ACCRUED INTEREST              106,637        778,554
        INCREASE  IN ACCRUED INTEREST                                   378,458              0
        DECREASE IN INCOME TAXES PAYABLE                               (204,936)      (196,835)
        INCREASE  IN UNEARNED REVENUE                                   173,160        112,232
        INCREASE IN DEFERRED INCOME TAXES PAYABLE                             -     (1,419,465)
                                                                    -----------   ------------
                                   TOTAL ADJUSTMENTS                  6,215,706      7,666,357
                                                                    -----------   ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                   5,645,984      5,678,901
                                                                    -----------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

 ACQUISITION OF RADIO STATION WPAT-FM                                         -    (85,726,695)
 ADDITIONS TO PROPERTY AND EQUIPMENT                                 (2,828,520)    (1,680,277)
                                                                    -----------   ------------

          NET CASH USED IN INVESTING ACTIVITIES                      (2,828,520)   (87,406,972)
                                                                    -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 REPAYMENTS OF LONG-TERM DEBT                                           (18,242)       (15,264)
 ADVANCES TO RELATED PARTY                                              (61,420)        (3,490)
 PROCEEDS FROM ISSUANCE OF SENIOR SECURED NOTES NET OF FINANCING              -     33,452,446
 NET  PROCEEDS FROM ISSUANCE OF REDEEMABLE PREFERRED STOCK                    -     35,841,907
                                                                    -----------   ------------

          NET CASH  USED IN  FINANCING ACTIVITIES                       (79,662)    69,275,599
                                                                    -----------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,737,802    (12,452,472)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     12,136,567     17,817,119
                                                                    -----------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $14,874,369   $  5,364,647
                                                                    ===========   ============
CASH PAID FOR:
      INTEREST                                                      $ 3,702,457   $  4,040,953
                                                                    ===========   ============

      INCOME TAXES                                                  $   312,860   $    470,270
                                                                    ===========   ============



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                       (5)

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 26, 1995 AND MARCH 31, 1996
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended March 26, 1995 and March 31, 1996 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 24, 1995.

      In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results for a full year.

(2) ACQUISITION

      On March 25,1996, the Company acquired the Federal Communications Commission ("FCC") broadcast license and substantially all of the assets used or useful in the operation of radio station WPAT-FM for $84.6 million, plus financing and closing costs. The Company financed this purchase with a combination of the issuance of 37,500 shares of the Company's Series A Exchangeable Preferred Stock, $35.0 million of the Company's 12 1/4% Senior Secured Notes due 2001 and cash on hand of $14.2 million. The Company also issued to the holders of the Preferred Stock and new Notes, warrants to purchase, in the aggregate, 6% of the Company's common stock on a fully diluted basis. Approximately $6.8 million of the gross proceeds was determined to be the value of the warrants which was credited to Additional Paid in Capital. The Company assumed operational responsibility of WPAT-FM on January 20, 1996 under an interim agreement at which time the Company changed the musical format of WPAT-FM to adult contemporary music in Spanish, targeting the three million Hispanics in the New York metropolitan area.

      The Company's consolidated results of operations include the results of WPAT-FM which was operated by the Company since January 20, 1996. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occurred as of the beginning of fiscal year 1996, after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                       (6)

                         Six months ended March 31, 1996

Pro-Forma Results

Net Revenues                                $23,816

Net Loss                                     (6,636)

(3) RECLASSIFICATIONS

      The Company reclassified certain balances in the accompanying condensed consolidated statement of operations for the three and six months ended March 26, 1995 to conform to the current period presentation.

                                       (7)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         MARCH 26,1995 AND MARCH 31,1996

ALL AMOUNTS ARE PRESENTED IN $ THOUSANDS
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 26, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

      Net revenues increased from $9,675 for the three months ended March 26, 1995, to $9,132 for the three months ended March 31, 1996, a decrease of $543, or 5.6%. The Company's net revenues in New York, which include recently acquired WPAT-FM, had a strong increase which was offset by a significant decrease in the net revenues of the Los Angeles stations and a slight decrease for the Miami stations. The Los Angeles stations suffered from a decrease in ratings related to increased competition from other Spanish broadcasters as well as general softness in the advertising market for this area. The Miami market's decrease was due in significant part to the cancellation of the "Calle Ocho" event which historically has accounted for a significant portion of Miami's net revenues in this quarter. In the New York market, the significant increase in sales related to the upward trend in ratings. The newly acquired station, WPAT-FM, which started operations on January 20,1996, contributed to the revenue growth in this market.

      Total operating expenses increased from $7,804 in the three months ended March 26, 1995 to $8,339 in the three months ended March 31, 1996, an increase of $535 or 6.9%. The higher operating expenses were caused by an increase of $134 in broadcasting operating expenses and an increase of $491 in selling, general and administrative expenses offset by a decrease of $7 in depreciation and amortization expense and a decrease of $83 in corporate expenses.

      The increase in broadcasting operating expenses resulted from an increase in programming salaries due to the acquisition of WPAT-FM and an increase in engineering costs in New York and Miami. The $491 increase in selling, general and administrative expenses was caused by an increase in advertising in the Los Angeles market, costs associated with the Company's introduction to a Spanish music format on WPAT-FM and higher commissions in New York. Corporate expenses were lower due to a decrease in professional fees.

      Operating income decreased from $1,872 during the three months ended March 26, 1995 to $793 during the three months ended March 31, 1996, a decrease of $1,079, or 57.6%. The decrease was due to the decrease in net revenues combined with the increase in operating expenses.

                                       (8)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         MARCH 26,1995 AND MARCH 31,1996

      EBITDA (defined as earnings before net interest, income taxes, depreciation and amortization and other income and expense items) decreased $1,085 or 40.3% from $2,694 during the three months ended March 26, 1995 to $1,609 during the three months ended March 31, 1996. The decrease in EBITDA was caused by a decrease in net revenues and an increase in operating expenses. Other expenses, comprised mostly of interest expenses, increased from $3,380 in the three months ended March 26, 1995 to $4,325 in the three months ended March 31,1996, an increase of $945 or 28.0% caused primarily by non-recurring financial costs related to the purchase of WPAT.

      Net loss increased from $1,538 for the three months ended March 26, 1995 to $2,106 for the three months ended March 31, 1996, an increase of $568 or 36.9%. The increase is attributable to the decrease in operating income and the write-off of financing costs.

                                       (9)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        MARCH 26, 1995 AND MARCH 31,1996

ALL AMOUNTS ARE PRESENTED IN THOUSANDS
RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 26, 1995 COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1996

      Net revenues decreased from $21,433 for the six months ended March 26, 1995, to $21,237 for the six months ended March 31, 1996, a decrease of $196, or 0.9%. The Company's radio stations in New York had a strong increase in net revenues, the Miami stations had a moderate increase in net revenues, while Los Angeles stations had a decrease in net revenues. In the New York market, the significant increase in sales related to the upward trend in ratings which led to higher billing rates. The newly acquired station, WPAT-FM, which began operating on January 20, 1996, contributed to the revenue growth in this market. The Miami stations' sales rose as a result of more effective sales efforts. The Los Angeles stations suffered from a decrease in ratings related to increased competition from other Spanish broadcasters and general advertising market softness in the area.

      Total operating expenses increased from $15,313 in the six months ended March 26, 1995 to $16,990 in the six months ended March 31, 1996, an increase of $1,677 or 11.0%. The higher operating expenses were caused by an increase of $356 in broadcasting operating expenses and an increase of $1,386 in selling, general and administrative expenses offset by a decrease of $50 in corporate expenses and a decrease in depreciation and amortization expense of $16.

      The increase in broadcasting operating expenses resulted from a sign-up bonus and increased salary of a new on-air personality, as well as increased engineering costs in Miami and additional programming expenses related to the recently purchased WPAT-FM. The $1,386 increase in selling, general and administrative expenses resulted from an increase in representative and sales people's commissions in New York and a settlement of a lawsuit with a former customer in New York. Additionally, increased advertising and promotions on the Los Angeles stations and WPAT-FM, New York, contributed to the increase. Corporate expenses were lower due to decreased professional fees.

      Operating income decreased from $6,119 during the six months ended March 26, 1995 to $4,248 during the six months ended March 31, 1996, a decrease of $1,871, or 30.6%. The decrease was due to the decrease in net revenues and the increase in total operating expenses.

                                      (10)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        MARCH 26, 1995 AND MARCH 31, 1996

      EBITDA decreased $1,888 or 24.3% from $7,772 during the six months ended March 26, 1995 to $5,884 during the six months ended March 31, 1996. The decrease in EBITDA was caused by the decrease in net revenues combined with the increase in operating expenses. Other expenses, comprised mainly of interest expenses, increased from $6,618 for the six months ended March 26, 1995 to $7,560 for the six months ended March 31, 1996 an increase of $942 or 14.2% mainly because of non-recurring financing costs.

      The net loss increased from $570 for the six months ended March 26, 1995 to $1,987 for the six months ended March 31, 1996, an increase of $1,417 or 248.6%. The increase was caused by the decrease in operating income combined with the write-off of financing costs.

                                      (11)

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity needs arise primarily from its debt service obligations, funding of the Company's working capital needs and capital expenditures. The company's primary form of financing is cash generated from operations, long term indebtedness and the issuance of preferred stock.

      Cash flow generated from operations was $5,679 for the six months ended March 31, 1996. A portion of the company's cash flow was used to make its semiannual interest payment on the Company's 12 1/2% senior notes due 2001. Additionally, the Company invested $1,680 for capital expenditures mostly for the upgrade of the Los Angeles building being used for its radio operations and the construction of a new tower and antenna at its newly leased site in New Jersey for WXLX-AM.

      On March 25, 1996, the Company consummated its purchase of the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WPAT-FM for an aggregate purchase price of $84.6 million plus closing costs of $1.2 million. The Company financed the purchase price with a combination of the sale in a private placement of 37,500 shares of the Company's Series A Exchangeable Preferred Stock, $35.0 million of the Company's 12 1/4% Senior Secured Notes due 2001 and the balance with cash on hand. The Company also issued to the holders of the Preferred Stock and new Notes warrants to purchase, in the aggregate, 6% of the Company's common stock on a fully diluted basis which are exercisable no later than June 29,1998. Approximately $6.8 million of the gross proceeds was determined to be the value of the warrants. In addition, deferred financing costs related to the financing were $3.3 million.

      . The Exchangeable Preferred Stock is entitled to dividends at the rate of 12.75% per annum payable quarterly with the dividend rate increasing by 0.25% for each period of three months from March 25, 1996 through March 24, 1997 and 0.50% for each period of three months thereafter, provided that the dividend rate will at no time exceed 15.25% . During the first three years, dividends that are due may be paid in cash or additional shares of Preferred Stock. The Company is required to redeem the Preferred Stock on December 1, 2002.

      The Senior Secured Notes are secured by FCC licenses for WPAT-FM and are guaranteed by each of the Company's subsidiaries. The Notes are due on June 1,200l and bear interest at the rate of 12.25% per annum payable quarterly, with the interest rate increasing by 0.25% for each three month period from March 25, 1996 to March 24, 1997, and 0.50% for each period of three months thereafter, provided that the interest rate on the Notes may not exceed 14.75% per annum. Until March 24, 1998, interest may be paid in cash or in additional Senior Secured Notes. Covenants under the Indentures governing the 12 1/2% Senior Notes and the Senior Secured Notes limit the Company's ability to pay dividends, repurchase or redeem its Common Stock or the Notes or incur additional indebtedness, among other things.

                                      (12)

      Cash Flow generated from operations for the six months ended March 26, 1995 amounted to $5,646. The Company used a portion of its cash flow to make its first interest payment on 12 1/2% Senior Notes of $3,702. The Company also invested $2,829 for capital expenditures, mostly for the purchase and upgrade of the Los Angeles building.

      The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and its third fiscal quarter (April through June) generally produces the highest revenues primarily due to increased levels of advertising during this period.

      The Company believes it has adequate cash resources and will generate sufficient income to meet its working capital, capital expenditure and debt service obligations, and that it will be in compliance for the foreseeable future with all covenants in the indenture governing the Notes which constitute the majority of the Company's indebtedness.

                                      (13)

                           PART II. OTHER INFORMATION

      1.   Legal, Regulatory and Other Matters

           A. Information relating to the sale of preferred stock and senior notes and the issuance of warrants to purchase the Company's Class A Common Stock to finance the acquisition of WPAT-FM is contained in the Current Report on Form 8-K incorporated by reference herein.

           B. Information regarding legal proceedings is included in the Company's previous 10-K and 10-Q reports and is expressly incorporated by reference herein.

           Item 6.   Exhibits and Reports on Form 8-K

           A Current Report on Form 8-K dated March 25, 1996, was filed on April 9, 1996 reporting the acquisition of WPAT-FM.



                                      (14)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Spanish Broadcasting System, Inc.,
                                       a Delaware Corporation
                                       Spanish Broadcasting System, Inc.,
                                       a New Jersey Corporation
                                       Spanish Broadcasting System of
                                       New York, Inc.
                                       Spanish Broadcasting System of
                                       Florida, Inc.
                                       Spanish Broadcasting System
                                       Network, Inc.
                                       SBS Promotions, Inc.
                                       Alarcon Holdings, Inc.
                                       SBS of Greater New York, Inc.


Date: May 13,  1996                    By: /s/ Raul Alarcon
                                           -------------------------------------
                                       Raul Alarcon
                                       President
                                       (principal executive officer)


Date: May 13, 1996                     By: /s/ Joseph A. Garcia
                                           -------------------------------------
                                       Joseph A. Garcia
                                       VP and Chief Financial Officer
                                       (principal financial and accounting
                                       officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Spanish Broadcasting System
                                       of California, Inc.


Date: May 13, 1996                     By: /s/ Raul Alarcon
                                           -------------------------------------
                                           Raul Alarcon
                                           Vice President


Date: May 13, 1996                     By: /s/ Joseph A. Garcia
                                           -------------------------------------
                                           Joseph A. Garcia
                                           VP and Chief Financial Officer
                                           (principal financial and
                                           accounting officer)

                                EXHIBIT INDEX
                                -------------



                   Exhibit 27      Financial Data Schedule