Form 10-Q
period 1996-12-29
SPANISH BROADCASTING SYSTEM INC
filed 1997-02-12
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

         ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 1996
                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.

                             -----------------------

                       See Table of Additional Registrants

                             -----------------------

             (Exact name of registrant as specified in its charter)


                Delaware                                   13-3827791
      ------------------------------                     ---------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

         26 West 56 Street                                     10019
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

                              --------------------

                                    FORM 10-Q

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X            NO
     -------            -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of February 9, 1997: 606,668 shares of Common Stock of which 558,135 shares are designated Class A Common Stock and 48,533 shares are designated Class B Common Stock.

                         TABLE OF ADDITIONAL REGISTRANTS



                               STATE OR                  PRIMARY
                                 OTHER                   STANDARD                  I.R.S. EMPLOYER
NAME                         JURISDICTION OF            INDUSTRIAL                 IDENTIFICATION
                              INCORPORATION            CLASSIFICATION                   NUMBER
                                                          NUMBER


Spanish Broadcasting            New Jersey                4832                    13-3181941
System, Inc.


Spanish Broadcasting            California                4832                    92-3952357
System of California, Inc.


Spanish Broadcasting            Florida                   4832                    58-1700848
System of Florida, Inc.


Spanish Broadcasting            New York                  4832                    13-3570696
System of New York, Inc.


Alarcon Holdings, Inc.          New York                  6512                    13-3475833


Spanish Broadcasting            New York                  4899                    13-3511101
System Network, Inc.


SBS Promotions, Inc.            New York                  7999                    13-3456128


SBS of Greater                  New York                  4832                    13-3888732
New York, Inc.

                        SPANISH BROADCASTING SYSTEM, INC.

                            INDEX TO QUARTERLY REPORT
                                DECEMBER 29, 1996


                                                                                                 PAGE
PART 1.                    FINANCIAL INFORMATION                                                NUMBER

Condensed Consolidated Balance Sheets as of  September 29, 1996
and December 29, 1996 (unaudited)                                                                 3

Condensed Consolidated Statements of Operations for the three months
ended December 31, 1995  and December 29, 1996 (unaudited)                                        4

Condensed Consolidated Statements of Cash Flows for the
three months ended December 31, 1995 and December 29, 1996 (unaudited)                            5

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                                                       6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                               8

PART 2.             OTHER INFORMATION                                                             12


SIGNATURES

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 29,1996     DECEMBER 29, 1996
                    ASSETS                                                      (AUDITED)           (UNAUDITED)

CURRENT ASSETS :

CASH AND CASH EQUIVALENTS                                                    $   5,468,079        $   4,899,168
RECEIVABLES:
   TRADE                                                                        12,104,500           11,239,993
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                          1,823,359            1,885,747
                                                                             -------------        -------------
     NET RECEIVABLES - TRADE                                                    10,281,141            9,354,246
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL  ACCOUNTS OF
         $ 2,372,386 AT SEPT. 29, 1996 AND  $2,668,816 AT DEC. 29, 1996.)          548,885              501,385
                                                                             -------------        -------------
         NET RECEIVABLES                                                        10,830,026            9,855,631
OTHER CURRENT ASSETS                                                             1,115,332            1,809,645
                                                                             -------------        -------------
     TOTAL CURRENT ASSETS                                                       17,413,437           16,564,444

PROPERTY AND EQUIPMENT, NET                                                     18,873,036           19,318,647
FRANCHISE COSTS, NET                                                           133,917,182          133,033,237
DUE FROM RELATED PARTY                                                             289,869              289,869
DEFERRED FINANCING COSTS, NET                                                    6,235,341            6,011,632
OTHER ASSETS                                                                       131,294              101,294
DEFERRED TAXES                                                                          --              233,040
                                                                             -------------        -------------
                                                                             $ 176,860,159        $ 175,552,163
                                                                             =============        =============


       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES :


CURRENT PORTION OF LONG TERM DEBT                                            $      53,572        $      48,371
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            4,918,207            4,631,931
ACCRUED INTEREST                                                                 2,394,621              387,264
UNEARNED REVENUE                                                                   875,256              838,640
                                                                             -------------        -------------
     TOTAL CURRENT LIABILITIES                                                   8,241,656            5,906,206
SENIOR NOTES, NET OF UNAMORTIZED DISCOUNT                                      134,827,372          137,571,140
DEFERRED INCOME TAXES                                                              387,960                    -

LONG-TERM DEBT, LESS CURRENT PORTION                                             1,033,368            1,031,189

REDEEMABLE SERIES A PREFERRED STOCK, $.01 PAR VALUE. AUTHORIZED
      49,201 SHARES; ISSUED AND OUTSTANDING 39,951 SHARES -
      SEPT., 1996 AND 41,274 SHARES - DEC., 1996                                35,938,659           37,509,402

STOCKHOLDERS DEFICIENCY:
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     5,000,000 SHARES; ISSUED AND OUTSTANDING 558,135
     SHARES                                                                          5,581                5,581
   CLASS B COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     200,000 SHARES; ISSUED AND OUTSTANDING 48,533
     SHARES                                                                            485                  485
   ADDITIONAL PAID IN CAPITAL                                                   10,806,004           10,806,004
   ACCUMULATED DEFICIT                                                         (11,906,690)         (14,803,608)
                                                                             -------------        -------------
                                                                                (1,094,620)          (3,991,538)
   LESS: LOANS RECEIVABLE FROM STOCKHOLDERS                                     (2,474,236)          (2,474,236)
                                                                             -------------        -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                             (3,568,856)          (6,465,774)
                                                                             -------------        -------------
                                                                             $ 176,860,159        $ 175,552,163
                                                                             =============        =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                       (3)

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          THREE MONTHS       THREE MONTHS
                                              ENDED              ENDED
                                         DECEMBER 31,1995   DECEMBER 29,1996

GROSS BROADCASTING REVENUES                13,850,701         13,994,572
   LESS: AGENCY COMMISSIONS                 1,745,434          1,628,432
                                          -----------        -----------

      NET BROADCASTING REVENUES            12,105,267         12,366,140
                                          -----------        -----------


OPERATING EXPENSES
    ENGINEERING                               437,984            497,770
    PROGRAM                                 1,410,785          1,517,389
    SELLING                                 3,546,845          3,537,480
    GENERAL AND ADMINISTRATIVE              1,592,544          1,531,285
    CORPORATE EXPENSES                        842,053            993,993
    DEPRECIATION & AMORTIZATION               820,196          1,394,547
                                          -----------        -----------
                                            8,650,407          9,472,464
                                          -----------        -----------

       OPERATING INCOME                     3,454,860          2,893,676

OTHER EXPENSE (INCOME):
    INTEREST EXPENSE, NET                   3,234,810          5,006,413
    OTHER, NET                                     (7)            27,438
                                          -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES             220,057         (2,140,175)

INCOME TAXES                                  101,046           (814,000)
                                          -----------        -----------

NET INCOME (LOSS)                             119,011         (1,326,175)

ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD                   (4,425,882)       (11,906,690)

ACCRETION OF PREFERRED STOCK                        -           (246,054)

PREFERRED STOCK ISSUED AS DIVIDENDS                 -         (1,324,689)
                                          -----------        -----------

ACCUMULATED DEFICIT AT
     END OF PERIOD                         (4,306,871)       (14,803,608)
                                          ===========        ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                       (4)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 29, 1996
                                   (UNAUDITED)


                                                                               1995                 1996
                                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET  INCOME (LOSS)                                                             119,011          (1,326,175)
                                                                           ------------        ------------


   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                             820,196           1,394,547
      PROVISION FOR LOSSES ON RECEIVABLES                                       120,100             358,818
      AMORTIZATION OF DEBT DISCOUNT                                           1,215,657           1,558,046
      INTEREST SATISFIED THROUGH THE ISSUANCE OF NEW NOTES                            -           1,185,722
      AMORTIZATION OF DEFERRED FINANCING COSTS                                  224,055             282,005
      DEFERRED INCOME TAXES                                                      75,000            (621,000)
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        DECREASE  IN RECEIVABLES                                              1,395,316             615,577
        INCREASE IN OTHER CURRENT ASSETS                                       (482,570)           (694,313)
        DECREASE (INCREASE) IN OTHER ASSETS                                     (10,200)             30,000
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES            375,209            (286,276)
        DECREASE  IN ACCRUED INTEREST                                        (2,007,355)         (2,007,357)
        DECREASE IN INCOME TAXES PAYABLE                                       (196,835)                  -
        DECREASE  IN UNEARNED REVENUE                                           (99,500)            (36,616)
                                                                           ------------        ------------
                                            TOTAL ADJUSTMENTS                 1,429,073           1,779,153
                                                                           ------------        ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,548,084             452,978
                                                                           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 DEPOSIT FOR ACQUISITION OF RADIO STATION WPAT-FM                            (3,000,000)                  -
 ADDITIONS TO PROPERTY AND EQUIPMENT                                         (1,137,978)           (956,213)
                                                                           ------------        ------------

          NET CASH USED IN INVESTING ACTIVITIES                              (4,137,978)           (956,213)
                                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 INCREASE  IN DEFERRED FINANCING COSTS                                         (863,362)            (58,296)
 REPAYMENTS OF LONG-TERM DEBT                                                    (6,482)             (7,380)
 ADVANCES TO RELATED PARTY                                                       (3,490)                  -
                                                                           ------------        ------------

          NET CASH  USED IN  FINANCING ACTIVITIES                              (873,334)            (65,676)
                                                                           ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,463,228)           (568,911)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             17,817,119           5,468,079
                                                                           ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 14,353,891        $  4,899,168
                                                                           ============        ============

CASH PAID FOR:
      INTEREST                                                             $  4,027,295        $  4,027,832
                                                                           ============        ============

      INCOME TAXES                                                         $    459,622        $    342,923
                                                                           ============        ============



           SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.



                                       (5)

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1995 AND DECEMBER 29, 1996
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION
         The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three month periods ended December 31, 1995 and December 29, 1996 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 29, 1996.

         In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended December 29, 1996 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS AND DISPOSITIONS
         On August 22 ,1996 the Company entered into an acquisition agreement with Infinity Broadcasting Corporation pursuant to which the Company will acquire the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WYSY-FM serving the Chicago metropolitan area for a purchase price of approximately $33.0 million including a $3 million seller note.


        On September 16, 1996, the Company entered into an acquisition agreement with New Age Broadcasting, Inc. and the Seventies Broadcasting Corporation under which the Company will acquire the FCC broadcast licenses and substantially all of the assets used or useful in the operation of radio stations WXDJ-FM and WRMA-FM (together with WYSY-FM, the "Pending Acquisitions"), serving the Miami metropolitan area for a cash purchase price of $110 million. In connection with this agreement, the Company delivered a $10 million letter of credit to the sellers who may draw upon the letter of credit if an event of default occurs, as defined in the agreement. If an event of default occurs, liquidated damages are limited to $30 million, as defined in the agreement.

         The Company is in the process of arranging for the financing for the purchase price for the Pending Acquisitions, and is exploring various financing options. The Company expects to finance the purchase price with a combination of one or more of the following: internally generated funds, proceeds from the sale of non-strategic assets, proceeds from the sale of the Company's debt and/or equity securities, and/or borrowings under a long-term credit facility. There can be no assurance that the Company will be able to consummate the Pending Acquisitions.

         In conjunction with the Pending Acquisitions, the Company has reassessed its business strategy and determined that WXLX-AM, KXMG-AM, WCMQ-AM,WZMQ-FM and WSKP-FM do not provide a strategic fit with the Company's long-term plans. Management has decided to redeploy the capital invested in these assets and focus on the development of its remaining FM stations, which management believes offer significantly better coverage of the Hispanic population to advertisers. The Company is actively pursuing all opportunities to sell these stations.

         On March 25, 1996 the Company completed the acquisition of WPAT-FM, serving the New York metropolitan area for $86.4 million including financing and closing costs. The Company's consolidated results of operations for the three month period ended December 31, 1995 exclude the results of WPAT-FM which has been operated by the Company since January 20, 1996. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occured as of the beginning of fiscal year 1996, after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro-forma results have been prepared for comparitive purposes only and do not purport to be indicative of what would have occured had the acquisition been made as of that date or of results which may occur in the future.


                                      (6)

                                                    Three months ended
                                                    December 31, 1995

         Pro-Forma Results

         Net Revenues                                   $ 14,474

         Net Loss                                       $ (1,365)




                                       (7)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     DECEMBER 31, 1995 AND DECEMBER 29, 1996


ALL AMOUNTS ARE PRESENTED IN $ THOUSANDS
RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 29, 1996

         Net revenues increased from $12,105 for the three months ended December 31, 1995, to $12,366 for the three months ended December 29, 1996, an increase of $261, or 2.2%. Net revenues increased principally due to sales growth in the New York market as the company expanded its market reach with the addition of a second FM station, WPAT, which started operations in January 1996. The Los Angeles stations posted similar results as last year, while the Miami stations had a decline related to format changes at WCMQ-FM.


         Total operating expenses increased from $8,650 in the three months ended December 31, 1995, to $9,472 in the three months ended December 29, 1996, an increase of $822 or 9.5%. The higher operating expenses were caused by an increase of $96 in broadcasting operating expenses, an increase of $152 in corporate expenses and an increase of $574 in depreciation and amortization expense.

         The increase in broadcasting operating expenses resulted from the increased engineering and programming expenses related to the operation of the new station , WPAT-FM as well as an increase in transmitter rent of WXLX-AM during the station's transition process of moving the transmitter site to its new location in Lyndhurst, New Jersey. This was offset by a decrease in selling, general and administrative expenses caused by a decrease in salaries and commissions and improved collections in the New York market.

         The Company's corporate expenses increased primarily due to the creation of a new senior position for programming and operations. The increase in depreciation and amortization expense was mostly caused by the additional amortization of the franchise costs associated with the acquisition of WPAT-FM.

        Operating income decreased from $3,455 during the three months ended December 31, 1995 to $2,894 during the three months ended December 29, 1996, a decrease of $561 or 16.2%. The decrease was due to the increase in operating expenses which was partially offset by the increase in net revenues.


                                       (8)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     DECEMBER 31, 1995 AND DECEMBER 29, 1996




         EBITDA (defined as earnings before net interest, income taxes, depreciation and amortization and other income and expense items) increased $13 or 0.3% from $4,275 during the three months ended December 31, 1995 to $4,288 during the three months ended December 29, 1996. The increase in EBITDA was caused by an increase in operating expenses which was partially offset by an increase in net revenues. Other expenses, comprised mostly of interest expenses, increased from $3,235 in the three months ended December 31, 1995 to $5,034 in the three months ended December 29,1996, an increase of $1,799 or 55.6%. The increase was caused by higher interest expenses associated with the issuance of Senior Secured Notes to partially finance the acquisition of WPAT-FM.

          The Company had a net loss of $1,326 for the three months ended December 29, 1996 compared to net income of $119 in the three months ended December 31,1995. The change resulted primarily from the increased interest expenses combined with the decrease in operating income, previously discussed.









                                       (9)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from its debt service obligations, preferred dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

          Cash flow generated from operations was $453 for the three months ended December 29, 1996. A portion of the company's cash flow was used to make its semiannual interest payment on the Company's 12 1/2% Senior Notes due 2001. Additionally, the Company invested $956 in capital expenditures, mostly for the construction of a new tower and antenna system at its newly leased site in New Jersey for WXLX-AM.

         On August 22 ,1996 the Company entered into an acquisition agreement with Infinity Broadcasting Corporation pursuant to which the Company will acquire the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WYSY-FM serving the Chicago metropolitan area for a purchase price of approximately $33.0 million including a $3 million seller note. On September 16, 1996, the Company entered into an acquisition agreement with New Age Broadcasting, Inc. and the Seventies Broadcasting Corporation under which the Company will acquire the FCC broadcast licenses and substantially all of the assets used or useful in the operation of radio stations WXDJ-FM and WRMA-FM, serving the Miami metropolitan area for a cash purchase price of $110 million. Upon consummation of the acquisition, the Company will operate three FM stations in the Miami metropolitan market.

         The Company is in the process of arranging for the financing of the purchase price for the Pending Acquisitions, and is exploring various financing options. The Company expects to finance the purchase price with a combination of one or more of the following: internally generated funds, proceeds from the sale of non-strategic assets, proceeds from the sale of the Company's debt and/or equity securities, and/or borrowings under a long-term credit facility. There can be no assurance that the Company will be able to consummate the Pending Acquisitions.

         On March 25, 1996, the Company sold 37,500 shares in a private placement of its Series A Exchangeable Preferred Stock and $35.0 million of the Company's 12 1/4% Senior Secured Notes due 2,001. During the first three years, dividends may be paid in cash or in additional shares of Preferred Stock and, until March 24, 1998, interest may be paid in cash or in additional Senior Secured Notes. In December, the Company issued an additional 1,323 shares of Preferred Stock and an additional $1,185,772 aggregate principal of additonal Senior Secured Notes, both in satisfaction of quarterly payments due.



                                      (10)

         Cash flow generated from operations was $1,548 for the three months ended December 31, 1995. The Company used a portion of its cash flow to make its semiannual interest payments on the Senior Notes. In addition, the Company funded a $3,000 deposit in connection with the purchase of WPAT-FM and invested $1,138 for capital expenditures mostly for the upgrade of the Los Angeles building being used for its radio operations.

         The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and its third fiscal quarter (April through June) generally produces the highest revenues primarily due to increased levels of advertising during this period.

         The Company believes it has adequate cash resources and will generate sufficient income to meet its working capital, capital expenditure and debt service obligations, and that it will be in compliance for the foreseeable future with all covenants in the indenture governing the Senior Notes which constitute the majority of the Company's indebtedness.





                                      (11)

                           PART II. OTHER INFORMATION


         1.       Legal, Regulatory and Other Matters

         Alfredo Rodriguez v. Spanish Broadcasting System of California, Inc.; Spanish Broadcasting System, Inc.; Raul Alarcon, Los Angeles Superior Court Case No. BC156965. A former general manager of SBS' Los Angeles radio stations filed suit in October, 1996 alleging wrongful termination and breach of contract, and damages of approximately $2 million. SBS believes that the claim is without merit, since the general manager voluntarily resigned. The case is at the very beginning of litigation, and SBS is vigorously defending the claim.

         From time to time the Company is involved in litigation incidental to the conduct of its business, such as contractual matters and employee-related matters. The Company is not currently a party to any other litigation which, in the opinion of management, is likely to have a materially adverse effect on the Company.

         On January 22, 1997, the Company reached a settlement with its national sales representative, Katz Communications, Inc. whereby the Company agreed to terminate its agreement with Katz in exchange for the waiver of unpaid commissions plus other payments. The Company is currently negotiating with another national sales representation company to replace Katz.


                                      (12)

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
                                  SBS Promotions, Inc.
                                  Alarcon Holdings, Inc.
                                  SBS of Greater New York, Inc.

Date: February 11,  1997          By: /s/ Raul Alarcon
      ------------------             ---------------------------
                                     Raul Alarcon
                                     President
                                    (principal executive officer)

Date: February 11, 1997           By: /s/ Joseph A. Garcia
      ------------------             ---------------------------
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





                                               Spanish Broadcasting System
                                               of California, Inc.



Date:      February  11,  1997            By:  /s/ Raul Alarcon
     -------------------------                -----------------------
                                               Raul Alarcon
                                               Vice President


Date:      February  11,  1997             By: /s/ Joseph A. Garcia
     -------------------------                -----------------------
                                               Joseph A. Garcia
                                               VP and Chief Financial Officer
                                              (principal financial and
                                               accounting officer)