Form 10-Q/A
period 1996-12-29
SPANISH BROADCASTING SYSTEM INC
filed 1997-03-19
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.



                       See Table of Additional Registrants



             (Exact name of registrant as specified in its charter)

      Delaware                                          13-3827791
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      26 West 56 Street                                   10019
         New York, NY                                   (Zip Code)
   (Address of principal
   executive offices)

                                 (212) 541-9200
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES   X       NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of February 9, 1997: 606,668 shares of Common Stock of which 558, 135 shares are designated Class A Common Stock and 48,533 shares are designated Class B Common Stock.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                       PRIMARY
                             STATE OR OTHER      STANDARD INDUSTRIAL
                            JURISDICTION OF       CLASSIFICATION         I.R.S. EMPLOYER
NAME                         INCORPORATION            NUMBER           IDENTIFICATION NUMBER
Spanish Broadcasting          New Jersey                 4832                13-3181941
System, Inc.
Spanish Broadcasting          California                 4832                92-3952357
System of California, Inc.
Spanish Broadcasting          Florida                    4832                58-1700848
System of Florida, Inc.
Spanish Broadcasting          New York                   4832                13-3570696
System of New York, Inc.*
Alarcon Holdings, Inc.        New York                   6512                13-3475833
Spanish Broadcasting          New York                   4899                13-3511101
System Network, Inc.
SBS Promotions, Inc.          New York                   7999                13-3456128
SBS of Greater New York,      New York                   4832                13-3888732
Inc.


--------
* On February 21, 1997, this entity merged with and into its parent, Spanish Broadcasting System, Inc., a New Jersey corporation.

      The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1996 to amend and restate in its entirety
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations to read as set forth below. The revisions made to this Item 2 are intended to clarify certain disclosures.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     DECEMBER 31, 1995 AND DECEMBER 29, 1996



RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 29, 1996

      Net revenue. Net revenues increased from $12.1 million for the three months ended December 31, 1995, to $12.4 million for the three months ended December 29, 1996, an increase of $0.3 million, or 2.2%. The increase in net revenues resulted primarily from an increase in net revenues of $0.9 million from the Company's New York stations, partially offset by a decrease in net revenues of $0.07 million from the Company's Miami stations. The increase in net revenues from New York resulted from the inclusion of WPAT-FM in the three month period ending December 29, 1996. The decrease in net revenues from Miami resulted primarily from a format change at WCMQ-FM during October 1996 and management transition related to the Acquisitions. The Los Angeles stations posted similar results to the prior year period.

      Operating expenses. Total operating expenses increased from $8.7 million in the three months ended December 31, 1995, to $9.5 million in the three months ended December 29, 1996, an increase of $0.8 million or 9.5%. The higher operating expenses were caused by an increase of $0.1 million in broadcasting operating expenses, an increase of $0.1 million in corporate expenses and an increase of $0.6 million in depreciation and amortization expense.

      The increase in broadcasting operating expenses resulted from the increased engineering and programming expenses related to the operation of the new station, WPAT-FM, as well as an increase in transmitter rent of WXLX-AM due to lease payments for two transmitter sites during the station's transition process of moving the transmitter site to its new location in Lyndhurst, New Jersey. This was offset by a decrease in selling, general and administrative expenses caused by a decrease in salaries and commissions and improved collections in the New York market.

      The Company's corporate expenses increased primarily due to the creation of a new senior position for programming and operations. The increase in depreciation and amortization expense was mostly caused by the additional amortization of the franchise costs associated with the acquisition of WPAT-FM.

      Operating income. Operating income decreased from $3.5 million during the three months ended December 31, 1995 to $2.9 million during the three months ended December 29, 1996, a decrease of $0.6 million or 16.2%. The decrease was due to the increase in operating expenses which was partially offset by the increase in net revenues.

      EBITDA. EBITDA (defined as earnings before net interest, income taxes, depreciation and amortization and other income and expense items) was $4.3 million during the three months ended December 31, 1995 and $4.3 million during the three months ended December 29, 1996.

      Other expenses. Other expenses, comprised mostly of interest expenses, increased from $3.2 million in the three months ended December 31, 1995 to $5.0 million in the three months ended December 29, 1996, an increase of $1.8 million or 55.6%. The increase was caused by higher interest expenses associated with the issuance of Senior Secured Notes to partially finance the acquisition of WPAT-FM.

      Net income (loss). The Company had a net loss of $1.3 million for the three months ended December 29, 1996 compared to net income of $0.1 million in the three months ended December 31, 1995. The change resulted primarily from the increased interest expenses combined with the decrease in operating income, previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity needs arise primarily from its debt service obligations, preferred dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

      Cash flow generated from operations was $0.5 million for the three months ended December 29, 1996. A portion of the Company's cash flow was used to make its semiannual interest payment on the Company's 12 1/2% Senior Notes due 2001. Additionally, the Company invested $1.0 million in capital expenditures, mostly for the construction of a new tower and antenna system at its newly leased site in New Jersey for WXLX-AM.

      On August 22, 1996 the Company entered into an acquisition agreement with Infinity Broadcasting Corporation pursuant to which the Company will acquire the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WYSY-FM serving the Chicago metropolitan area for a purchase price of approximately $33.0 million including a $3 million seller note. On September 16, 1996, the Company entered into an acquisition agreement with New Age Broadcasting, Inc. and the Seventies Broadcasting Corporation under which the Company will acquire the FCC broadcast licenses and substantially all of the assets used or useful in the operation of radio stations WXDJ-FM and WRMA-FM, serving the Miami metropolitan area for a cash purchase price of $110 million. Upon consummation of the acquisition, the Company will operate three FM stations in the Miami metropolitan market.

      The Company is in the process of arranging for the financing of the purchase price for the Pending Acquisitions, and is exploring various financing options. The Company expects to finance the purchase price with a combination of one or more of the following internally generated funds, proceeds from the sale of non-strategic assets, proceeds from the sale of the Company's debt and/or equity securities, and/or borrowings under a long-term credit facility. There can be no assurance that the Company will be able to consummate the Pending Acquisitions.

      On March 25, 1996, the Company sold 37,500 shares in a private placement of its Series A Exchangeable Preferred Stock and $35.0 million of the Company's 12 1/4% Senior Secured Notes due 2001. During the first three years, dividends may be paid in cash or in additional shares of Preferred Stock and, until March 24, 1998, interest may be paid in cash or in additional Senior Secured Notes. In December, the Company issued an additional 1,323 shares of Preferred Stock and an additional $1,185,772 aggregate principal amount of additional Senior Secured Notes, both in satisfaction of quarterly payments due.

      Cash flow generated from operations was $1.5 million for the three months ended December 31, 1995. The Company used a portion of its cash flow to make its semiannual interest payments on the Senior Notes. In addition, the Company funded a $3.0 million deposit in connection with the purchase of WPAT-FM and invested $1.1 million for capital expenditures mostly for the upgrade of the Los Angeles building being used for its radio operations.

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Spanish Broadcasting System, Inc.,
                                          a Delaware corporation
                                          Spanish Broadcasting System, Inc.,
                                          a New Jersey corporation
                                          Spanish Broadcasting System of
                                          California, Inc.
                                          Spanish Broadcasting System of
                                          Florida, Inc.
                                          Spanish Broadcasting System
                                          Network, Inc.
                                          SBS Promotions, Inc.
                                          Alarcon Holdings, Inc.
                                          SBS of Greater New York, Inc.




Date:  March 18, 1997                     By:   /s/ JOSEPH A. GARCIA
                                              ----------------------
                                              Joseph A. Garcia
                                              VP and Chief Financial Officer