Form 10-Q
period 1997-03-30
SPANISH BROADCASTING SYSTEM INC
filed 1997-05-14
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

         ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997
                                       OR
         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.
                     ---------------------------------------


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

                    YES     X               NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of May 14, 1997: 606,668 shares of Common Stock of which 558,135 shares are designated Class A Common Stock and 48,533 shares are designated Class B Common Stock.

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
New York, Inc.

                        SPANISH BROADCASTING SYSTEM, INC.

                            INDEX TO QUARTERLY REPORT
                                 MARCH 30, 1997

                                                                                                PAGE
PART 1.                    FINANCIAL INFORMATION                                                NUMBER
Condensed Consolidated Balance Sheets as of  September 29, 1996
and March 30,1997 (unaudited)                                                                     3

Condensed Consolidated Statements of Operations for the three months
ended and six months ended March 31, 1996 and March 30, 1997 (unaudited)                          4

Condensed Consolidated Statements of Cash Flows for the
six months ended March 31, 1996 and March 30,1997 (unaudited)                                     5

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                                                       6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                               8

PART 2.             OTHER INFORMATION                                                            14


SIGNATURES

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 29,1996    MARCH 30, 1997
                    ASSETS                                                  (AUDITED)          (UNAUDITED)
CURRENT ASSETS :

CASH AND CASH EQUIVALENTS                                                $   5,468,079      $  13,151,379
RECEIVABLES:
   TRADE                                                                    12,104,500          9,887,459
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                      1,823,359          1,980,351
                                                                         -------------      -------------
     NET RECEIVABLES - TRADE                                                10,281,141          7,907,108
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL  ACCOUNTS OF
         $ 2,372,386 AT SEPT. 29, 1996 AND $3,462,564 AT MAR. 30, 1997)        548,885            476,092
                                                                         -------------      -------------
         NET RECEIVABLES                                                    10,830,026          8,383,200
OTHER CURRENT ASSETS                                                         1,115,332          2,208,177
                                                                         -------------      -------------
     TOTAL CURRENT ASSETS                                                   17,413,437         23,742,756

PROPERTY AND EQUIPMENT, NET                                                 18,873,036         19,353,908
FRANCHISE COSTS, NET                                                       133,917,182        277,981,910
DUE FROM RELATED PARTY                                                         289,869            289,869
DEFERRED FINANCING COSTS, NET                                                6,235,341          8,148,692
OTHER ASSETS                                                                   131,294          2,443,147
                                                                         -------------      -------------
                                                                         $ 176,860,159      $ 331,960,282
                                                                         =============      =============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES :


CURRENT PORTION OF LONG TERM DEBT                                        $      53,572      $      48,588
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        4,918,207          4,940,588
ACCRUED INTEREST                                                             2,394,621          2,489,449
UNEARNED REVENUE                                                               875,256          1,511,640
                                                                         -------------      -------------
     TOTAL CURRENT LIABILITIES                                               8,241,656          8,990,265
SENIOR NOTES, NET OF UNAMORTIZED DISCOUNT                                  134,827,372        177,225,874
DEFERRED INCOME TAXES                                                          387,960               --

LONG-TERM DEBT, LESS CURRENT PORTION                                         1,033,368          4,018,843

REDEEMABLE PREFERRED STOCK, RETIRED                                         35,938,659               --

REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE. AUTHORIZED
      413,930 SHARES; ISSUED AND OUTSTANDING 175,000 SHARES                       --          148,135,197

STOCKHOLDERS DEFICIENCY:
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     5,000,000 SHARES; ISSUED AND OUTSTANDING 558,135
     SHARES                                                                      5,581              5,581
   CLASS B COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     200,000 SHARES; ISSUED AND OUTSTANDING 48,533
     SHARES                                                                        485                485
   ADDITIONAL PAID IN CAPITAL                                               10,806,004         16,859,592
   ACCUMULATED DEFICIT                                                     (11,906,690)       (20,801,319)
                                                                         -------------      -------------
                                                                            (1,094,620)        (3,935,661)
   LESS: LOANS RECEIVABLE FROM STOCKHOLDERS                                 (2,474,236)        (2,474,236)
                                                                         -------------      -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                         (3,568,856)        (6,409,897)
                                                                         -------------      -------------
                                                                         $ 140,921,500      $ 331,960,282
                                                                         =============      =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                       (3)

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                       MARCH 31, 1996   MARCH 30, 1997   MARCH 31, 1996   MARCH 30, 1997


GROSS BROADCASTING REVENUES              10,318,819       12,746,549       24,169,520       26,741,121
   LESS: AGENCY COMMISSIONS               1,186,674        1,322,935        2,932,108        2,951,367
                                      ----------------------------------------------------------------
      NET BROADCASTING REVENUES           9,132,145       11,423,614       21,237,412       23,789,754
                                      ----------------------------------------------------------------

OPERATING EXPENSES
    ENGINEERING                             422,549          586,743          860,533        1,084,513
    PROGRAMMING                           1,293,367        1,514,869        2,704,152        3,032,258
    SELLING                               3,187,118        2,628,309        6,733,963        6,165,789
    GENERAL AND ADMINISTRATIVE            1,525,413        1,403,153        3,117,957        2,934,438
    CORPORATE EXPENSES                    1,094,269        1,528,342        1,936,322        2,522,335
    DEPRECIATION & AMORTIZATION             816,543        1,406,609        1,636,739        2,801,156
                                      ----------------------------------------------------------------
                                          8,339,259        9,068,025       16,989,666       18,540,489
                                      ----------------------------------------------------------------

       OPERATING INCOME                     792,886        2,355,589        4,247,746        5,249,265

OTHER EXPENSES:
    INTEREST EXPENSE, NET                 3,414,213        5,321,235        6,649,023       10,327,648
    OTHER, NET                              911,157        1,317,021          911,150        1,344,459
                                      ----------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES        (3,532,484)      (4,282,667)      (3,312,427)      (6,422,842)
EXTRAORDINARY LOSS - EXTINGUISHMENT
    OF DEBT, NET OF TAXES                         0        1,715,206                         1,715,206
INCOME TAXES                             (1,426,017)      (1,626,681)      (1,324,971)      (2,440,681)
                                      ----------------------------------------------------------------

NET INCOME (LOSS)                        (2,106,467)      (4,371,192)      (1,987,456)      (5,697,367)

ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD                 (4,306,871)     (14,803,608)      (4,425,882)     (11,906,690)

ACCRETION OF PREFERRED STOCK                                (697,877)                         (943,931)

PREFERRED STOCK ISSUED AS DIVIDENDS               0         (928,642)            --         (2,253,331)
                                      ----------------------------------------------------------------
ACCUMULATED DEFICIT AT
     END OF PERIOD                       (6,413,338)     (20,801,319)      (6,413,338)     (20,801,319)
                                      ================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                       (4)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 31, 1996 AND MARCH 30, 1997
                                   (UNAUDITED)

                                                                               1996               1997
                                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET  INCOME (LOSS)                                                         (1,987,456)       (5,697,367)
                                                                           --------------------------------
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      LOSS ON EXTINGUISHMENT OF DEBT                                              --            2,766,460
      DEPRECIATION AND AMORTIZATION                                          1,636,739          2,801,156
      CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES                            (98,371)         1,247,170
      AMORTIZATION OF DEBT DISCOUNT                                          2,497,350          3,203,122
      INTEREST SATISFIED THROUGH THE ISSUANCE OF NEW NOTES                        --            2,433,230
      AMORTIZATION OF DEFERRED FINANCING COSTS                                 416,327          1,939,974
      DEFERRED INCOME TAXES                                                 (1,419,465)          (387,960)
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        DECREASE IN RECEIVABLES                                              4,060,223          1,199,656
        INCREASE IN OTHER CURRENT ASSETS                                       (98,668)        (1,092,845)
        INCREASE IN OTHER ASSETS                                               (21,729)        (2,311,853)
        INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      778,554             22,381
        INCREASE IN ACCRUED INTEREST                                              --               94,828
        DECREASE IN INCOME TAXES PAYABLE                                      (196,835)              --
        INCREASE IN UNEARNED REVENUE                                           112,232            636,384
                                                                          -------------------------------
                                        TOTAL ADJUSTMENTS                    7,666,357         12,551,703
                                                                          -------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,678,901          6,854,336
                                                                          -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 INCREASE IN DEFERRED FINANCING COSTS                                             --           (3,878,992)
 ACQUISITIONS OF RADIO STATIONS                                            (85,726,695)      (146,000,000)
 ADDITIONS TO PROPERTY AND EQUIPMENT                                        (1,680,277)        (1,346,756)
                                                                          -------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                            (87,406,972)      (151,225,748)
                                                                          -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

REPAYMENTS OF LONG-TERM DEBT AND PREFERRED STOCK                               (15,264)       (71,080,485)
ADVANCES TO RELATED PARTY                                                       (3,490)              --
PROCEEDS FROM ISSUANCE OF SENIOR SECURED NOTES                              33,452,446         75,000,000
NET PROCEEDS FROM ISSUANCE OF REDEEMABLE PREFERRED STOCK                    35,841,907        148,135,190
                                                                          -------------------------------
          NET CASH USED IN FINANCING ACTIVITIES                             69,275,599        152,054,712
                                                                          -------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (12,452,472)         7,683,300

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            17,817,119          5,468,079
                                                                          -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  5,364,647      $  13,151,379
                                                                          ===============================
CASH PAID FOR:
      INTEREST                                                            $  4,040,953      $   4,022,235
                                                                          ===============================
      INCOME TAXES                                                        $    470,270      $     358,826
                                                                          ===============================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                       (5)

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 1996 AND MARCH 30, 1997
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended March 31, 1996 and March 30,1997 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 29, 1996.

         In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended March 30,1997 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS AND DISPOSITIONS

     On March 27, 1997, the Company acquired (a) from Infinity Holding Corp. of Orlando ("Infinity") substantially all of the tangible and intangible assets owned or held by Infinity and used or useful in the business or operations of radio station WYSY-FM, serving the Chicago metropolitan area, for a purchase price of $33.5 million, including acquisition costs and $3.0 million seller note (the "Chicago Acquisition") and (b) from New Age broadcasting Inc. and The Seventies Broadcasting Corporation (together, the "Miami Sellers") all of the tangible and intangible assets owned or held by the Miami Sellers and used or useful in the business or operations of radio stations WRMA-FM and WXDJ-FM, serving the Miami metropolitan area, for a cash purchase price of $112.5 million including acquisition costs (the "Miami Acquisitions," and together with the Chicago Acquisition, the "Acquisitions").

     On March 27, 1997, the Company completed offerings of (a) 175,000 units (the "Units Offering") comprised of 175,000 shares of the Company's Series A Senior Exchangeable Preferred Stock, liquidation preference $1,000 per share, and warrants to purchase 74,900 shares of the Company's Class A Common Stock, par value $.01 per share ("Common Stock") and (b) $75.0 million aggregate principal amount of the Company's 11% Senior Notes due 2004 (the "Senior Notes") (the "Notes Offering") in transactions not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided in
Section 4 (2) of the Act.

         The Company is negotiating with a potential purchaser of the assets and FCC licenses of the radio stations WXLX-AM, serving the New York metropolitan area, KXMG-AM, serving the Los Angeles metropolitan area and WCMQ-AM, serving the Miami metropolitan area. In addition, the Company is soliciting offers from financially qualified third parties to acquire the assets and FCC licenses of radio station WSKP-FM, serving the Key West, Florida market.




                                       (6)

                                                                 Six months ended
                                                                   March 30,1997
         Pro-Forma Results

         Net Revenues                                                 $30,542

         Net Loss                                                     $   163


                                       (7)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        MARCH 31, 1996 AND MARCH 30, 1997


ALL AMOUNTS ARE PRESENTED IN $ THOUSANDS
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 1997

         Net revenues increased from $9,132 for the three months ended March 31, 1996, to $11,424 for the three months ended March 30, 1997, an increase of $2,292 or 25.1%. A major factor in the increase of net revenues was the settlement of a representation agreement with the Company's previous national sales representative. The company subsequentially entered into a representation agreement for national sales with another representative firm which increased this years net revenues due to payments received from the firm for the right to represent the company. The New York market had a significant increase in net revenues as the station which was purchased in March, 1996, WPAT-FM, was operated for an entire quarter as opposed to two months for the same period in fiscal year 1996. The Los Angeles market benefited from gradual increases in ratings throughout 1996 resulting in a net revenue increase. The Miami stations had a decrease in net revenue related to format changes on WCMQ-FM.

         Total operating expenses increased from $8,339 in the three months ended March 31, 1996, to $9,068 in the three months ended March 30, 1997, an increase of $729 or 8.7%. The higher operating expenses were caused by an increase of $590 in depreciation and amortization expense and an increase of $434 in corporate expenses partially offset by a $295 decrease in broadcasting operating expenses.

         The decrease in broadcasting operating expenses resulted mostly from a decrease in promotional and advertising expenditures from the previous year related to the start-up of WPAT-FM in New York and a promotional campaign for KLAX-FM in Los Angeles and lower selling expenses in Miami. The decreases in promotional and advertising expenditures were somewhat offset by increases in audience research in each market.

         Corporate expenses increased as a result of the creation of a new senior position and increased professional fees. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisition of WPAT-FM.

        Operating income increased from $793 during the three months ended March 31, 1996 to $2,356 during the three months ended March 30, 1997, an increase of $1,563 or 197.1%. The increase was due to the significant increase in net revenues partially offset by the moderate increase in operating expenses.





                                       (8)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        MARCH 31, 1996 AND MARCH 30, 1997



         EBITDA (defined as earnings before net interest, income taxes, depreciation and amortization and other income and expense items) increased $2,153 or 133.8% from $1,609 during the three months ended March 31, 1996 to $3,762 during the three months ended March 30, 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses. Other expenses, comprised mostly of interest expenses, increased from $4,325 in the three months ended March 31, 1996 to $6,638 in the three months ended March 30, 1997, an increase of $2,313 or 53.4%. The increase was caused by higher interest expenses associated with the issuance of Senior Secured Notes to partially finance the acquisition of WPAT-FM.

        Simultaneously with the purchase of WRMA-FM and WXDJ-FM in Miami and WYSY-FM in Chicago, the Company recorded an extraordinary loss on the extinguishment of debt for the amount paid in excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs, net of the related income tax benefits. The amount of this loss, net of taxes, is $1,715. Consequently, the Company's net loss for the three months ended March 30,1997 was $4,371 compared to a net loss of $2,106 for the three months ended March 31, 1996, an increase in the net loss of $2,265 or 107.6%.


                                       (9)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        MARCH 31, 1996 AND MARCH 30, 1997


ALL AMOUNTS ARE PRESENTED IN $ THOUSANDS
RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO THE SIX MONTHS ENDED
MARCH 30, 1997

          Net revenues increased from $21,237 for the six months ended March 31, 1996, to $23,790 for the six months ended March 30, 1997, an increase of $2,553 or 12.0%. The New York market benefited from six months of operation of WPAT-FM which was only operated for two months during the same period last year. Another major factor in the increase of net revenues was the settlement of a representation agreement with the Company's previous national sales representative. The Company subsequently entered into a new representation agreement for national sales with another representative firm which increased this year's net revenues due to payments received from the representative firm for the rights to represent the Company. The Los Angeles market posted a slight increase in net revenues while the Miami stations had a decrease in net revenues partially related to a format change on WCMQ-FM.

         Total operating expenses increased from $16,990 in the six months ended March 31, 1996, to $18,540 in the six months ended March 30, 1997, an increase of $1,550 or 9.1%. The higher operating expenses were caused by an increase of $1,164 in depreciation and amortization expense and an increase of $586 in corporate expenses partially offset by a $200 decrease in broadcasting operating expenses.

         The decrease in broadcasting operating expenses resulted from a significant decrease in selling expenses in the Miami market mostly due to lower salaries and commission rates and promotional expenditures.

         Corporate expenses increased as a result of the creation of a new senior position and increased professional fees. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisition of WPAT-FM.

        Operating income increased from $4,248 during the six months ended March 31, 1996 to $5,249 during the six months ended March 30, 1997, an increase of $1,001 or 23.6%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.



                                      (10)

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       MARCH 31, 1996 AND MARCH 30, 1997


         EBITDA increased $2,166 or 36.8% from $5,884 during the six months ended March 31, 1996 to $8,050 during the six months ended March 30, 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses. Other expenses, comprised mostly of interest expenses, increased from $7,560 in the six months ended March 31, 1996 to $11,672 in the six months ended March 30, 1997, an increase of $4,112 or 54.4%. The increase was caused by higher interest expenses associated with the issuance of Senior Secured Notes to partially finance the acquisition of WPAT-FM.

        Simultaneously with the purchase of WRMA-FM and WXDJ-FM in Miami and WYSY-FM in Chicago, the Company refinanced its existing debt structure. Related to this transaction, the Company recorded an extraordinary loss on the extinguishment of debt for the amount paid in excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs, net of the related income tax benefits. The amount of this loss, net of taxes, is $1,715. Consequently, the Company's net loss for the six months ended March 30,1997 was $5,697 compared to a net loss of $1,987 for the six months ended March 31, 1996, an increase in the net loss of $3,710 or 186.7%.


                                      (11)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, the issuance of long-term indebtedness and the issuance of preferred stock.

          Cash flow generated from operations was $6,854 for the six months ended March 30, 1997. A portion of the company's cash flow was used to make its semiannual interest payment on the Company's 12 1/2% Senior Notes due 2001. Additionally, the Company invested $1,347 in capital expenditures, mostly for the construction of a new tower and antenna system for WXLX-AM.

     On March 27, 1997, the Company consumated the Acquisitions. The Acquisitions were financed with the proceeds of the Offering. Concurrently with the consummation of the Acquisitions and the Offerings, the Company effected a series of transactions including the redemption (the "Redemption") of the Company's Senior Secured Notes due 2001 and Senior Exchangeable Preferred Stock, Series A and the repurchase of related warrants to purchase an aggregate of 6.0% of the Company's Common Stock, on a fully-diluted basis. In addition, simultaneously with the consummation of the Offerings, the Company announced its intention to declare a dividend of up to $4 million in the aggregate (the "Distribution") to its stockholders and existing warrantholders who elected to receive their pro rata portion of the Distribution in lieu of the anti-dilution adjustment they would otherwise have been entitled to as a result of the Distribution.




                                      (12)

         Cash flow generated from operations was $5,679 for the six months ended March 31, 1996. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's 12 1/2% Senior Notes due 2001. Additionally, the Company invested $1,680 for capital expenditures mostly for the upgrade of the Los Angeles building being used for its radio operations and the construction of the new tower and antenna for WXLX-AM.

         The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and its third fiscal quarter (April through June) generally produces the highest revenues primarily due to increased levels of advertising during this period.

         The Company believes it has adequate cash resources and will generate sufficient income to meet its working capital, capital expenditure, debt service obligations and dividend payment obligations and that it will be in compliance for the foreseeable future with all covenants in the indenture governing the Company's 12 1/2% Senior Notes due 2002 and the Company's 11% Senior Notes due 2004 which constitute the majority of the Company's indebtedness.


                                      (13)

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits. None

         b) Reports on Form 8-K. Current Report on Form 8-K dated March 27,
            1997.

                                      (14)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Spanish Broadcasting System, Inc.,
                                     a Delaware Corporation
                                     Spanish Broadcasting System, Inc.,
                                     a New Jersey Corporation
                                     Spanish Broadcasting System of
                                     Florida, Inc.
                                     Spanish Broadcasting System
                                     Network, Inc.
                                     SBS Promotions, Inc.
                                     Alarcon Holdings, Inc.
                                     SBS of Greater New York, Inc.

Date: May 14, 1997                   By:  /s/ Raul Alarcon
                                          -----------------
                                     Raul Alarcon, Jr.
                                     President
                                     (principal executive officer)


Date: May 14, 1997                   By: /s/ Joseph A. Garcia
                                         ---------------------
                                     Joseph A. Garcia
                                     EVP and Chief Financial Officer
                                     (principal financial and accounting
                                     officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Spanish Broadcasting System
                                         of California, Inc.



Date:      May  14,  1997           By:  /s/ Raul Alarcon
-----------------------------           --------------------------------------
                                        Raul Alarcon, Jr.
                                        Vice President


Date:     May 14, 1997              By:  /s/ Joseph A. Garcia
-----------------------------           --------------------------------------
                                        Joseph A. Garcia
                                        EVP and Chief Financial Officer
                                         (principal financial and accounting
                                         officer)