Form 10-Q/A
period 1997-03-30
SPANISH BROADCASTING SYSTEM INC
filed 1997-06-18
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ---------------------------------------------

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

                         Commission file number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.
            --------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                       See Table of Additional Registrants



                Delaware                                 13-3827791

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

           26 West 56 Street                                10019
              New York, NY
(Address of principal executive offices)                 (Zip Code)


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

                       TABLE OF ADDITIONAL REGISTRANTS(1)

                                                                       Primary Standard
                                              State or Other              Industrial               I.R.S. Employer
                                             Jurisdiction of           Classification             Identification
Name                                          Incorporation                 Number                     Number
----                                          -------------            ----------------            ---------------
Spanish Broadcasting System,                    New Jersey                   4832                    13-3181941
Inc.
Spanish Broadcasting System                     California                   4832                    92-3952357
of California, Inc.
Spanish Broadcasting System                      Florida                     4832                    58-1700848
of Florida, Inc.
Alarcon Holdings, Inc.                           New York                    6512                    13-3475833
Spanish Broadcasting System                      New York                    4899                    13-3511101
Network, Inc.
SBS Promotions, Inc.                             New York                    7999                    13-3456128
SBS of Greater New York,                         New York                    4832                    13-3888732
Inc.

--------

(1) This report is intended to discharge the reporting obligations of each of the above-referenced subsidiaries under Section 13 of the Securities Exchange Act of 1934, as amended.

                  The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997 to amend and restate in its entirety Item 1 - Financial Statements and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations to read as set forth below. The revisions made to Items 1 and 2 are intended to correct and/or clarify certain disclosures.

                        SPANISH BROADCASTING SYSTEM, INC.

                            INDEX TO QUARTERLY REPORT
                                 MARCH 30, 1997

                                                                                                 PAGE
PART 1.                             FINANCIAL INFORMATION                                        NUMBER
                                                                                                 ------
Condensed Consolidated Balance Sheets as of September 29, 1996 and                                  6
March 30, 1997 (unaudited)

Condensed Consolidated Statements of Operations for the three months ended                          7
and six months ended March 31, 1996 and March 30, 1997 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended                            8
March 31, 1996 and March 30, 1997 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)                                    9

Management's Discussion and Analysis of Financial Condition and Results of                         11
Operations

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS                              SEPTEMBER 29, 1996    MARCH 30, 1997
                                                                            (AUDITED)         (UNAUDITED)
                                                                       ------------------    ---------------
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS.............................................   $   5,468,079        $  13,151,379
RECEIVABLES:
   TRADE..............................................................      12,104,500            9,887,459
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS...............................       1,873,359            1,980,351
                                                                         -------------        -------------
         NET RECEIVABLES - TRADE......................................      10,281,141            7,907,108
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $2,372,386 AT
   SEPT. 29, 1996 AND $3,462,564 AT MAR. 30, 1997)....................         548,885              476,092
                                                                         -------------        -------------
         NET RECEIVABLES..............................................      10,830,026            8,383,200
OTHER CURRENT ASSETS..................................................       1,115,332              886,241
                                                                         -------------        -------------
   TOTAL CURRENT ASSETS...............................................      17,413,437           22,420,820
PROPERTY AND EQUIPMENT, NET...........................................      18,873,437           19,353,908
FRANCHISE COSTS, NET..................................................     133,917,182          277,981,910
DUE FROM RELATED PARTY................................................         289,869              289,869
DEFERRED FINANCING COSTS, NET.........................................       6,235,341            8,148,692
DEFERRED TAXES........................................................              --            3,160,491
OTHER ASSETS..........................................................         131,294              104,296
                                                                         -------------        -------------
                                                                         $ 176,860,159        $ 331,459,986
                                                                         =============        =============


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

CURRENT PORTION OF SENIOR SECURED NOTES...............................              --        $  15,000,000
CURRENT PORTION OF LONG TERM DEBT.....................................          53,572               48,588
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.................................       4,918,207            4,940,588
ACCRUED INTEREST......................................................       2,394,621            2,489,449
UNEARNED REVENUE......................................................         875,256            1,511,640
                                                                         -------------        -------------
   TOTAL CURRENT LIABILITIES..........................................       8,241,656           23,990,265
SENIOR NOTES, NET OF UNAMORTIZED DISCOUNT.............................     134,927,372          162,225,874
LONG-TERM DEBT, LESS CURRENT PORTION..................................       1,033,368            4,018,843
REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE. AUTHORIZED                         413,930
413,930 SHARES ISSUED AND OUTSTANDING 175,000 SHARES..................              --          148,135,197

STOCKHOLDERS DEFICIENCY:
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
   5,000,000 SHARES; ISSUED AND OUTSTANDING 558,135 SHARES............           5,581                5,581
   CLASS B COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
   200,000 SHARES; ISSUED AND OUTSTANDING 48,533 SHARES...............             485                  485
ADDITIONAL PAID IN CAPITAL............................................      10,806,004           15,543,023
ACCUMULATED DEFICIT...................................................     (11,906,690)         (19,985,046)
                                                                         -------------        -------------
                                                                            (1,094,620)          (4,435,951)
LESS: LOANS RECEIVABLE FROM STOCKHOLDERS..............................      (2,474,236)          (2,474,236)
                                                                         -------------        -------------
   TOTAL STOCKHOLDERS' DEFICIENCY.....................................      (3,568,856)          (6,910,193)
                                                                         -------------        -------------
                                                                         $ 140,921,500        $ 331,459,986
                                                                         =============        =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                ------------------                      ----------------
                                        MARCH 31, 1996      MARCH 30, 1997      MARCH 31, 1996      MARCH 30, 1997
                                        --------------      --------------      --------------      --------------
GROSS BROADCASTING REVENUES .........      10,318,819          12,746,549          24,169,520          26,741,121
   LESS: AGENCY COMMISSIONS .........       1,186,674           1,322,935           2,932,108           2,951,367
                                         ------------        ------------        ------------        ------------
         NET BROADCASTING REVENUES ..       9,132,145          11,423,614          21,237,412          23,789,754

OPERATING EXPENSES
   ENGINEERING ......................         422,549             586,743             860,533           1,084,513
   PROGRAMMING ......................       1,293,367           1,514,869           2,704,152           3,032,258
   SELLING ..........................       3,187,118           2,628,309           6,733,963           6,165,789
   GENERAL AND ADMINISTRATIVE .......       1,525,413           1,403,153           3,117,957           2,934,438
   CORPORATE EXPENSES ...............       1,094,269           1,528,342           1,936,322           2,522,335
   DEPRECIATION & AMORTIZATION ......         816,543           1,406,609           1,636,739           2,801,156
                                            8,339,259           9,068,025          16,989,666          18,540,489
                                         ------------        ------------        ------------        ------------
         OPERATING INCOME ...........         792,886           2,355,589           4,247,746           5,249,265

OTHER EXPENSES:
   INTEREST EXPENSE, NET ............       3,414,213           5,321,235           6,649,023          10,327,648
   OTHER, NET .......................         911,157                 452             911,150              27,890
                                         ------------        ------------        ------------        ------------
   LOSS BEFORE INCOME TAXES .........      (3,532,484)         (2,966,098)         (3,312,427)         (5,106,273)
INCOME TAX BENEFIT ..................      (1,426,017)         (1,126,385)         (1,324,971)         (1,940,385)
                                         ------------        ------------        ------------        ------------
   LOSS BEFORE EXTRAORDINARY ITEM ...      (2,106,467)         (1,839,713)         (1,987,456)          3,165,888
EXTRAORDINARY ITEM-LOSS ON
   EXTINGUISHMENT OF DEBT, NET
   OF INCOME TAX BENEFIT ............              --          (1,715,206)                 --          (1,715,206)
                                         ------------        ------------        ------------        ------------
   NET LOSS .........................      (2,106,467)         (3,554,919)         (1,987,456)         (4,881,094)
DIVIDENDS ON PREFERRED STOCK ........              --            (928,642)                 --          (2,253,331)
                                         ------------        ------------        ------------        ------------
   NET LOSS APPLICABLE TO COMMON
      STOCK .........................    $ (2,106,467)       $ (4,483,561)       $ (1,987,456)       $  7,134,425
                                         ============        ============        ============        ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 31, 1996 AND MARCH 30, 1997
                                   (UNAUDITED)

                                                                  1996                 1997
                                                               ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET  INCOME (LOSS) .......................................      (1,987,456)          (4,881,094)
                                                               ------------        -------------
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
   LOSS ON EXTINGUISHMENT OF DEBT .........................              --            2,766,460
   DEPRECIATION AND AMORTIZATION ..........................       1,636,739            2,801,156
   CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES ..........         (98,371)             156,992
   AMORTIZATION OF DEBT DISCOUNT ..........................       2,497,350            3,203,122
   INTEREST SATISFIED THROUGH THE ISSUANCE OF NEW NOTES ...              --            2,433,230
   AMORTIZATION OF DEFERRED FINANCING COSTS ...............         416,327              623,402
   DEFERRED INCOME TAXES ..................................      (1,419,465)          (3,548,451)
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     DECREASE IN RECEIVABLES ..............................       4,060,223            2,289,834
     (INCREASE) DECREASE IN OTHER CURRENT ASSETS ..........         (98,668)             229,091
     (INCREASE) DECREASE IN OTHER ASSETS ..................         (21,729)              25,693
     INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES ....         778,554               22,381
     INCREASE IN ACCRUED INTEREST .........................              --               94,828
     DECREASE IN INCOME TAXES PAYABLE .....................        (196,835)                  --
     INCREASE IN UNEARNED REVENUE .........................         112,232              636,384
                                                               ------------        -------------
     TOTAL ADJUSTMENTS ....................................       7,666,357           11,734,122
                                                               ------------        -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ............       5,678,901            6,853,028
                                                               ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITIONS OF RADIO STATIONS NET OF $3,000,000
  NOTE PAYABLE ISSUED TO SELLER ...........................     (85,726,695)        (143,000,000)
ADDITIONS TO PROPERTY AND EQUIPMENT .......................      (1,680,277)          (1,346,756)
                                                               ------------        -------------
     NET CASH USED IN INVESTING ACTIVITIES ................     (87,406,972)        (144,346,756)
                                                               ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS FROM ISSUANCE OF SENIOR SECURED NOTES NET OF
  ISSUANCE COSTS ..........................................      33,452,446           71,146,678
PROCEEDS FROM ISSUANCE OF REDEEMABLE PREFERRED STOCK AND
  WARRANTS, NET OF ISSUANCE COSTS .........................      35,841,907          164,760,190
REDEMPTION OF SENIOR SECURED NOTES ........................              --          (39,687,741)
REDEMPTION OF PREFERRED STOCK .............................              --          (42,699,590)
REDEMPTION OF PRIMARY WARRANTS ............................              --           (8,323,000)
REPAYMENTS OF OTHER LONG-TERM DEBT ........................         (15,264)             (19,509)
ADVANCES TO RELATED PARTY .................................          (3,490)                  --
                                                               ------------        -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ............      69,275,599          145,177,028
                                                               ------------        -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .................     (12,452,472)           7,683,300
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........      17,817,119            5,468,079
                                                               ------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................    $  5,364,647        $  13,151,379
                                                               ============        =============
CASH PAID FOR:
    INTEREST ..............................................    $  4,040,953        $   4,022,235
                                                               ============        =============
    INCOME TAXES ..........................................    $    470,270        $     358,826
                                                               ============        =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

(2) ACQUISITIONS AND DISPOSITIONS

                  On March 27, 1997, the Company acquired (a) from Infinity Holding Corp. of Orlando ("Infinity") substantially all of the tangible and intangible assets owned or held by Infinity and used or useful in the business or operations of radio station WYSY-FM, serving the Chicago metropolitan area, for a purchase price of $33.5 million, including acquisition costs and a $3.0 million seller note (the "Chicago Acquisition") and (b) from New Age broadcasting Inc. and The Seventies Broadcasting Corporation (together, the "Miami Sellers") all of the tangible and intangible assets owned or held by the Miami Sellers and used or useful in the business or operations of radio stations WRMA-FM and WXDJ-FM, serving the Miami metropolitan area, for a cash purchase price of $112.5 million including acquisition costs (the "Miami Acquisitions," and together with the Chicago Acquisition, the "Acquisitions").

                  On March 27, 1997, the Company completed offerings of (a) 175,000 units (the "Units Offering") comprised of 175,000 shares of the Company's Series A Senior Exchangeable Preferred Stock, liquidation preference $1,000 per share (the "Senior Preferred Stock"), and warrants to purchase 74,900 shares of the Company's Class A Common Stock, par value $.01 per share ("Common Stock") and (b) $75.0 million aggregate principal amount of the Company's 11% Senior Notes due 2004 (the "Senior Notes") (the "Notes Offering") in transactions not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided in Section 4 (2) of the Act.

                  The Company's consolidated results of operations include the results of WXDJ-FM and WRMA-FM which were acquired by the Company on March 27, 1997. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of fiscal year 1997, after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                     Six months ended
                                                       March 30,1997
                                                       -------------
                  Net Revenues                            $30,542

                  Net Loss Before Extraordinary Item      $ 2,043

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


ALL AMOUNTS ARE PRESENTED IN $ THOUSANDS
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS
ENDED MARCH 30, 1997

                  Net revenues. Net revenues increased from $9,132 for the three months ended March 31, 1996, to $11,424 for the three months ended March 30, 1997, an increase of $2,292 or 25.1%. This increase was due primarily to the termination of the Company's representation agreement with Katz Communications Inc. ("Katz") (the "Katz Settlement"), pursuant to which the Company received an aggregate of $1,167 from Katz, comprised of an amount in respect of payments that were owed by Katz to the Company under the agreement, an amount that would have been owed during fiscal 1997 had the agreement remained in place, and an amount paid in exchange for Katz' right to terminate the agreement. The Katz Settlement was allocated among the Company's various radio stations as described below. The increase in net revenues also resulted from an increase in net revenues of $1,581 and $672 from the Company's New York and Los Angeles stations, respectively, partially offset by a decrease in net revenues of $330 from the Company's Miami stations. The increase in net revenues from the New York stations resulted primarily from the inclusion of the results of WPAT-FM for the three month period as opposed to two months during the same period last year and $402 of the Katz Settlement. WPAT-FM experienced an increase in net revenues of $1,096 for the three months ended March 30, 1997 as compared to the prior period. The increase in net revenues with respect to the Los Angeles stations was due primarily to the inclusion of $473 of the Katz Settlement. The Miami stations experienced a decrease in net revenues partially related to a format change at WCMQ-FM in October 1996 and management transition related to the Acquisitions. In addition, the Company received $1,000 from Caballero Spanish Media, LLC, a division of Interep ("Caballero"), in partial consideration for entering into a seven-year national sales representation agreement with Caballero, which amount will be prorated by the Company over the term of the agreement, and which resulted in an increase in net revenues of $182 for the three month period.

                  Operating expenses. Total operating expenses increased from $8,339 in the three months ended March 31, 1996, to $9,068 in the three months ended March 30, 1997, an increase of $729 or 8.7%. The higher operating expenses were caused by an increase of $590 in depreciation and amortization expense and an increase of $434 in corporate expenses partially offset by a $295 decrease in broadcasting operating expenses.

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

                  Operating income. Operating income increased from $793 during the three months ended March 31, 1996 to $2,356 during the three months ended March 30, 1997, an increase of $1,563 or 197.1%. The increase was due to the significant increase in net revenues partially offset by the moderate increase in operating expenses.

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

                  Other expenses. Other expenses, comprised mostly of interest expense, increased from $4,325 in the three months ended March 31, 1996 to $5,322 in the three months ended March 30, 1997, an increase of $997 or 23.1%. The increase was caused by higher interest expenses associated with the issuance of Senior Secured Notes to partially finance the acquisition of WPAT-FM.

                  Net income (loss). Simultaneously with the purchase of WRMA-FM and WXDJ-FM in Miami and WYSY-FM in Chicago, the Company recorded an extraordinary loss on the extinguishment of debt for the amount paid in excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs, net of the related income tax benefits. The amount of this loss, net of taxes, is $1,715. Consequently, the Company's net loss for the three months ended March 30,1997 was $3,555 compared to a net loss of $2,106 for the three months ended March 31, 1996, an increase in the net loss of $1,449 or 68.8%.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        MARCH 31, 1996 AND MARCH 30, 1997


ALL AMOUNTS ARE PRESENTED IN $ THOUSANDS
RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO THE SIX MONTHS ENDED
MARCH 30, 1997

                  Net revenues. Net revenues increased from $21,237 for the six months ended March 31, 1996, to $23,790 for the six months ended March 30, 1997, an increase of $2,553 or 12.0%. This increase was due primarily to the termination of the Company's representation agreement with Katz, pursuant to which the Company received an aggregate of $1,167 from Katz, comprised of an amount in respect of payments that were owed by Katz to the Company under the agreement, an amount that would have been owed during fiscal 1997 had the agreement remained in place, and an amount paid in exchange for Katz' right to terminate the agreement. The Katz Settlement was allocated among the Company's various radio stations as described below. The increase in net revenues also resulted from an increase in net revenues of $2,515 and $681 from the Company's New York and Los Angeles stations, respectively, partially offset by a decrease in net revenues of $1,012 from the Company's Miami stations. The increase in net revenues from the New York stations resulted primarily from the inclusion of the results of WPAT-FM for the entire six month period as opposed to two months during the same period last year and $402 of the Katz Settlement. WPAT-FM experienced an increase in net revenues of $2,937 for the six months ended March 30, 1997 as compared to the prior period. The other New York stations experienced decreases in net revenues partially due to the change in national sales representative and local management transition. The increase in net revenues with respect to the Los Angeles stations was due primarily to the inclusion of $473 of the Katz Settlement. The Miami stations experienced a decrease in net revenues partially related to a format change at WCMQ-FM in October 1996 and management transition related to the Acquisitions. In addition, the Company received $1,000 from Caballero in partial consideration for entering into a seven-year national sales representation agreement with Caballero, which amount will be prorated by the Company over the term of the agreement, and which resulted in an increase in net revenues of $182 for the six month period.

                  Operating expenses. Total operating expenses increased from $16,990 in the six months ended March 31, 1996, to $18,540 in the six months ended March 30, 1997, an increase of $1,550 or 9.1%. The higher operating expenses were caused by an increase of $1,164 in depreciation and amortization expense and an increase of $586 in corporate expenses partially offset by a $200 decrease in broadcasting operating expenses.

                  The decrease in broadcasting operating expenses resulted from a significant decrease in selling expenses in the Miami market mostly due to lower salaries and commission rates and promotional expenditures.

                  Corporate expenses increased as a result of the creation of a new senior position and increased professional fees incurred in connection with the Katz Settlement. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisition of WPAT-FM.

                  Operating income. Operating income increased from $4,248 during the six months ended March 31, 1996 to $5,249 during the six months ended March 30, 1997, an increase of $1,001 or 23.6%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.

                  EBITDA. EBITDA increased $2,166 or 36.8% from $5,884 during the six months ended March 31, 1996 to $8,050 during the six months ended March 30, 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses.

                  Other expenses. Other expenses, comprised mostly of interest expense, increased from $7,560 in the six months ended March 31, 1996 to $10,356 in the six months ended March 30, 1997, an increase of $2,796 or 37.0%. The increase was caused by higher interest expenses associated with the issuance of Senior Secured Notes to partially finance the acquisition of WPAT-FM, partially offset by a decrease in other, net.

                  Net income (loss). Simultaneously with the purchase of WRMA-FM and WXDJ-FM in Miami and WYSY-FM in Chicago, the Company refinanced its existing debt structure. Related to this transaction, the Company recorded an extraordinary loss on the extinguishment of debt for the amount paid in excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs, net of the related income tax benefits. The amount of this loss, net of taxes, is $1,715. Consequently, the Company's net loss for the six months ended March 30,1997 was $4,881 compared to a net loss of $1,987 for the six months ended March 31, 1996, an increase in the net loss of $2,894 or 145.6%.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, the issuance of long-term indebtedness and the issuance of preferred stock.

                  On March 27, 1997, the Company consummated the Acquisitions. The Acquisitions were financed with the proceeds of the Units Offering and the Notes Offering (the "Offerings"). Concurrently with the consummation of the Acquisitions and the Offerings, the Company effected a series of transactions including the redemption (the "Redemption") of the Company's Senior Secured Notes due 2001 and Senior Exchangeable Preferred Stock, Series A and the repurchase of related warrants to purchase an aggregate of 6.0% of the Company's Common Stock, on a fully-diluted basis. In addition, simultaneously with the consummation of the Offerings, the Company announced its intention to declare a dividend of up to $4 million in the aggregate (the "Distribution") to its stockholders and existing warrantholders who elected to receive their pro rata portion of the Distribution in lieu of the anti-dilution adjustment they would otherwise have been entitled to as a result of the Distribution.

                  Cash flow generated from operations was $6,853 for the six months ended March 30, 1997. A portion of the company's cash flow was used to make its semiannual interest payment on the Company's 12 1/2% Senior Notes due 2001. Additionally, the Company invested $1,347 in capital expenditures, mostly for the construction of a new tower and antenna system for WXLX-AM.

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

                  Management believes that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's 12 1/2% Senior Notes due 2002 (the "Old Notes"), which, commencing June 15, 1997, will accrue cash interest at a rate of 12 1/2% per annum) for the next five years, capital expenditures and operating obligations. However, significant assumptions (none of which can be assured) underlie this belief, including that (i) the Company will be able to successfully integrate the Acquisitions,

(ii) economic conditions within the radio broadcasting market and economic conditions generally will not deteriorate in any material respect, (iii) the Company will be able to successfully implement its business strategy, (iv) the Company will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities, and (v) no future acquisition will adversely affect the Company's liquidity. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity on June 15, 2002, and no assurance can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

                  The Company's fixed charges for fiscal 1997 are estimated to be $37.1 million. The Company intends to reduce its fixed charged requirements through consummation of the sales of radio stations KXMG-AM, WCMQ-AM and WXLX-AM (the "Pending Dispositions"). However, no assurance can be given that any such Pending Disposition will be consummated or that the Company will be able to reduce its fixed charge requirements.

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

Date:   June 17, 1997                  By:  /s/ Joseph A. Garcia
                                            --------------------
                                            Joseph A. Garcia
                                            EVP and Chief Financial Officer
                                            (principal financial and accounting
                                            officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Spanish Broadcasting System
                                           of California, Inc.


Date:   June 17, 1997                   By:  /s/ Joseph A. Garcia
                                             --------------------
                                             Joseph A. Garcia
                                             EVP and Chief Financial Officer
                                             (principal financial and accounting
                                             officer)