Form 10-Q/A
period 1997-03-30
SPANISH BROADCASTING SYSTEM INC
filed 1997-07-18
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ---------------------------------------------

                                   FORM 10-Q/A

                               AMENDMENT NO. 2 TO

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

                  The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1997, as amended by Amendment No. 1, to amend and restate in its entirety Item 1 - Financial Statements and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations to read as set forth below. The revisions made to Items 1 and 2 are intended to correct and/or clarify certain disclosures.

                        SPANISH BROADCASTING SYSTEM, INC.

                            INDEX TO QUARTERLY REPORT
                                 MARCH 30, 1997

                                                                                                 PAGE
PART 1.                             FINANCIAL INFORMATION                                        NUMBER
                                                                                                 ------
Condensed Consolidated Balance Sheets as of September 29, 1996 and                                  6
March 30, 1997 (unaudited)

Condensed Consolidated Statements of Operations for the three months ended                          7
and six months ended March 31, 1996 and March 30, 1997 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended                            8
March 31, 1996 and March 30, 1997 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)                                    9

Management's Discussion and Analysis of Financial Condition and Results of                         12
Operations

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS                              SEPTEMBER 29, 1996    MARCH 30, 1997
                                                                            (AUDITED)         (UNAUDITED)
                                                                       ------------------    ---------------
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS.............................................   $   5,468,079        $  13,151,379
RECEIVABLES:
   TRADE..............................................................      12,104,500            9,887,459
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS...............................       1,823,359            1,980,351
                                                                         -------------        -------------
         NET RECEIVABLES - TRADE......................................      10,281,141            7,907,108
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF $2,372,386 AT
   SEPT. 29, 1996 AND $3,462,564 AT MAR. 30, 1997)....................         548,885              476,092
                                                                         -------------        -------------
         NET RECEIVABLES..............................................      10,830,026            8,383,200
OTHER CURRENT ASSETS..................................................       1,115,332              886,241
                                                                         -------------        -------------
   TOTAL CURRENT ASSETS...............................................      17,413,036           22,420,820
PROPERTY AND EQUIPMENT, NET...........................................      18,873,437           19,353,908
FRANCHISE COSTS, NET..................................................     133,917,182          277,981,910
DUE FROM RELATED PARTY................................................         289,869              289,869
DEFERRED FINANCING COSTS, NET.........................................       6,235,341            8,148,692
DEFERRED TAXES........................................................              --            3,160,491
OTHER ASSETS..........................................................         131,294              104,296
                                                                         -------------        -------------
                                                                         $ 176,860,159        $ 331,459,986
                                                                         =============        =============


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

CURRENT PORTION OF SENIOR SECURED NOTES...............................              --        $  15,000,000
CURRENT PORTION OF LONG TERM DEBT.....................................          53,572               48,588
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.................................       4,918,207            4,940,588
ACCRUED INTEREST......................................................       2,394,621            2,489,449
UNEARNED REVENUE......................................................         875,256            1,511,640
                                                                         -------------        -------------
   TOTAL CURRENT LIABILITIES..........................................       8,241,656           23,990,265
SENIOR NOTES, NET OF UNAMORTIZED DISCOUNT.............................     134,827,372          162,225,874
DEFERRED INCOME TAXES.................................................         387,960                   --
LONG-TERM DEBT, LESS CURRENT PORTION..................................       1,033,368            4,018,843
REDEEMABLE SERIES A PREFERRED STOCK...................................      35,938,659                   --
REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE. AUTHORIZED
413,930 SHARES ISSUED AND OUTSTANDING 175,000 SHARES..................              --          148,135,197

STOCKHOLDERS DEFICIENCY:
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
   5,000,000 SHARES; ISSUED AND OUTSTANDING 558,135 SHARES............           5,581                5,581
   CLASS B COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
   200,000 SHARES; ISSUED AND OUTSTANDING 48,533 SHARES...............             485                  485
ADDITIONAL PAID IN CAPITAL............................................      10,806,004           15,543,023
ACCUMULATED DEFICIT...................................................     (11,906,690)         (19,985,046)
                                                                         -------------        -------------
                                                                            (1,094,620)          (4,435,957)
LESS: LOANS RECEIVABLE FROM STOCKHOLDERS..............................      (2,474,236)          (2,474,236)
                                                                         -------------        -------------
   TOTAL STOCKHOLDERS' DEFICIENCY.....................................      (3,568,856)          (6,910,193)
                                                                         -------------        -------------
                                                                         $ 176,860,159        $ 331,459,986
                                                                         =============        =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                ------------------                      ----------------
                                        MARCH 31, 1996      MARCH 30, 1997      MARCH 31, 1996      MARCH 30, 1997
                                        --------------      --------------      --------------      --------------
GROSS BROADCASTING REVENUES .........     $10,318,819         $12,746,549         $24,169,520         $26,741,121
   LESS: AGENCY COMMISSIONS .........       1,186,674           1,322,935           2,932,108           2,951,367
                                         ------------        ------------        ------------        ------------
         NET BROADCASTING REVENUES ..       9,132,145          11,423,614          21,237,412          23,789,754
                                         ------------        ------------        ------------        ------------
OPERATING EXPENSES
   ENGINEERING ......................         422,549             586,743             860,533           1,084,513
   PROGRAMMING ......................       1,293,367           1,514,869           2,704,152           3,032,258
   SELLING ..........................       3,187,118           2,628,309           6,733,963           6,165,789
   GENERAL AND ADMINISTRATIVE .......       1,525,413           1,403,153           3,117,957           2,934,438
   CORPORATE EXPENSES ...............       1,094,269           1,528,342           1,936,322           2,522,335
   DEPRECIATION & AMORTIZATION ......         816,543           1,406,609           1,636,739           2,801,156
                                         ------------        ------------        ------------        ------------
                                            8,339,259           9,068,025          16,989,666          18,540,489
                                         ------------        ------------        ------------        ------------
         OPERATING INCOME ...........         792,886           2,355,589           4,247,746           5,249,265

OTHER EXPENSES:
   INTEREST EXPENSE, NET ............       3,414,213           5,321,235           6,649,023          10,327,648
   OTHER, NET .......................         911,157                 452             911,150              27,890
                                         ------------        ------------        ------------        ------------
   LOSS BEFORE INCOME TAXES .........      (3,532,484)         (2,966,098)         (3,312,427)         (5,106,273)
INCOME TAX BENEFIT ..................      (1,426,017)         (1,126,385)         (1,324,971)         (1,940,385)
                                         ------------        ------------        ------------        ------------
   LOSS BEFORE EXTRAORDINARY ITEM ...      (2,106,467)         (1,839,713)         (1,987,456)         (3,165,888)
EXTRAORDINARY ITEM-LOSS ON
   EXTINGUISHMENT OF DEBT, NET
   OF INCOME TAX BENEFIT ............              --           1,715,206                  --           1,715,206
                                         ------------        ------------        ------------        ------------
   NET LOSS .........................      (2,106,467)         (3,554,919)         (1,987,456)         (4,881,094)
DIVIDENDS ON PREFERRED STOCK ........              --            (928,642)                 --          (2,253,331)
                                         ------------        ------------        ------------        ------------
   NET LOSS APPLICABLE TO COMMON
      STOCK .........................    $ (2,106,467)       $ (4,483,561)       $ (1,987,456)       $ (7,134,425)
                                         ============        ============        ============        ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 31, 1996 AND MARCH 30, 1997
                                   (UNAUDITED)

                                                                  1996                 1997
                                                               ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 NET LOSS .................................................    $ (1,987,456)        $ (4,881,094)
                                                               ------------        -------------
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
   LOSS ON EXTINGUISHMENT OF DEBT .........................              --            2,766,460
   DEPRECIATION AND AMORTIZATION ..........................       1,636,739            2,801,156
   CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES ..........         (98,371)             156,992
   AMORTIZATION OF DEBT DISCOUNT ..........................       2,497,350            3,203,122
   INTEREST SATISFIED THROUGH THE ISSUANCE OF NEW NOTES ...              --            2,433,230
   AMORTIZATION OF DEFERRED FINANCING COSTS ...............         416,327              623,402
   DEFERRED INCOME TAXES ..................................    $ (1,419,465)        $ (3,548,451)
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     DECREASE IN RECEIVABLES ..............................       4,060,223            2,289,834
     (INCREASE) DECREASE IN OTHER CURRENT ASSETS ..........         (98,668)             229,091
     (INCREASE) DECREASE IN OTHER ASSETS ..................         (21,729)              25,693
     INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES ....         778,554               22,381
     INCREASE IN ACCRUED INTEREST .........................              --               94,828
     DECREASE IN INCOME TAXES PAYABLE .....................        (196,835)                  --
     INCREASE IN UNEARNED REVENUE .........................         112,232              636,384
                                                               ------------        -------------
     TOTAL ADJUSTMENTS ....................................       7,666,357           11,734,122
                                                               ------------        -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ............       5,678,901            6,853,028
                                                               ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITIONS OF RADIO STATIONS NET OF $3,000,000
  NOTE PAYABLE ISSUED TO SELLER ...........................     (85,726,695)        (143,000,000)
ADDITIONS TO PROPERTY AND EQUIPMENT .......................      (1,680,277)          (1,346,756)
                                                               ------------        -------------
     NET CASH USED IN INVESTING ACTIVITIES ................     (87,406,972)        (144,346,756)
                                                               ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

PROCEEDS FROM ISSUANCE OF SENIOR SECURED NOTES NET OF
  ISSUANCE COSTS ..........................................      33,452,446           71,146,678
PROCEEDS FROM ISSUANCE OF REDEEMABLE PREFERRED STOCK AND
  WARRANTS, NET OF ISSUANCE COSTS .........................      35,841,907          164,760,190
REDEMPTION OF SENIOR SECURED NOTES ........................              --          (39,687,741)
REDEMPTION OF PREFERRED STOCK .............................              --          (42,699,590)
REDEMPTION OF PRIMARY WARRANTS ............................              --           (8,323,000)
REPAYMENTS OF OTHER LONG-TERM DEBT ........................         (15,264)             (19,509)
ADVANCES TO RELATED PARTY .................................          (3,490)                  --
                                                               ------------        -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ............      69,275,599          145,177,028
                                                               ------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......     (12,452,472)           7,683,300
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........      17,817,119            5,468,079
                                                               ------------        -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................    $  5,364,647        $  13,151,379
                                                               ============        =============
CASH PAID FOR:
    INTEREST ..............................................    $  4,040,953        $   4,022,235
                                                               ============        =============
    INCOME TAXES ..........................................    $    470,270        $     358,826
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

                  The Company's consolidated results of operations include the results of WXDJ-FM and WRMA-FM from the date of acquisition. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of fiscal year 1997, after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

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



(3) CONDENSED COMBINED FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

                  The Company's subsidiaries (hereinafter referred to as the "Subsidiary Guarantors") are fully, unconditionally and jointly and severally liable for the Company's Senior Notes and its 12-1/2% Senior Notes due 2002. The Subsidiary Guarantors are wholly owned and constitute all of the Company's direct and indirect subsidiaries, except for certain subsidiaries that are not consequential.


                  The radio stations acquired on March 27, 1997 are owned directly by the Company. The ownership of these stations is in the process of being transferred to newly formed wholly owned subsidiaries of the Company who will also be Subsidiary Guarantors.


                  The Company has not included separate financial statements of the Subsidiary Guarantors for periods prior to March 27, 1997 because (i) the aggregate assets, liabilities, earnings and equity of such Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, and (ii) the separate financial statements and other disclosures concerning such Subsidiary Guarantors are not deemed to be material. Condensed combined financial statements of the Subsidiary Guarantors as of March 30, 1997 and for the three and six months ended March 30, 1997 and March 31, 1996 are provided below:


Condensed Combined Balance Sheet at March 30, 1997 ($000's)
-----------------------------------------------------------

Assets:
        Cash.............................................. $ 13,154
        Net receivables...................................    8,255
        Property and equipment, net.......................   19,354
        Franchise costs, net..............................  132,022
        Other assets......................................    1,089
                                                            -------

                                                           $173,874
                                                           ========


Liabilities and Stockholders' Equity:

        Due to parent and affiliated companies...........  $139,847
        Other liabilities................................     5,255


Stockholders' Equity:

        Common stock and additional paid-in-capital......       300
        Retained earnings................................    30,946
        Less loans receivable from stockholders..........    (2,474)
                                                           --------
                                                             28,772
                                                           --------

                                                           $173,874
                                                           ========


Condensed Combined Statements of Income (Loss) ($000's)
-------------------------------------------------------

                                                   Six months ended
                                             March 30, 1997     March 31, 1996
                                             --------------     --------------

Net broadcasting revenues ..................     $23,658          $21,237
Operating income ...........................       5,194            4,248
Income before income taxes .................       5,114            3,520
Net income .................................     $ 3,171          $ 2,112
                                                 =======          =======

                                                    Three months ended
                                             March 30, 1997     March 31, 1996
                                             --------------     --------------
Net broadcasting revenues ..................     $11,292          $ 9,132
Operating income ...........................       2,300              793
Income (loss) before income taxes ..........       2,268              (83)
Net income (loss)...........................     $ 1,406          $   (49)
                                                 =======          =======

Combined Condensed Statements of Cash Flows (000's)
---------------------------------------------------

                                                      Six months ended
                                             March 30, 1997     March 31, 1996
                                             --------------     --------------
Funds provided by (used for);
Operations:
   Net income ..............................     $ 3,171          $ 2,112
   Depreciation and amortization ...........       3,306            1,732
   Change in provision for losses on
      receivables ..........................         153              (98)
   Change in operating assets and
      liabilities ..........................       2,723            5,195
                                                 -------          -------
                                                   9,353            8,941
                                                 -------          -------
Investing:
   Acquisition of radio station ............          --          (85,727)
                                                 -------          -------
   Additions to property and equipment .....      (1,347)          (1,680)
                                                 -------          -------
                                                  (1,347)         (87,407)
                                                 -------          -------

Financing:
   Change in due to parent and affiliated
      companies ............................        (303)          66,032
   Repayments of long-term debt ............         (20)             (15)
   Advances to related party ...............          --               (3)
                                                 -------          -------
                                                    (323)          66,014
                                                 -------          -------
   Net increase (decrease) in cash and
      cash equivalents .....................       7,683          (12,452)
   Cash and cash equivalents at beginning
      of period ............................       5,471           17,820
                                                 -------          -------
   Cash and cash equivalents at end of
      period ...............................     $13,154          $ 5,368
                                                 =======          =======

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        MARCH 31, 1996 AND MARCH 30, 1997


ALL DOLLARS ARE PRESENTED IN THOUSANDS
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS
ENDED MARCH 30, 1997

                  Net revenues. Net revenues increased from $9,132 for the three months ended March 31, 1996, to $11,424 for the three months ended March 30, 1997, an increase of $2,292 or 25.1%. This increase was due primarily to the termination of the Company's representation agreement with Katz Communications Inc. ("Katz") (the "Katz Settlement"), pursuant to which the Company received an aggregate of $1,167 from Katz, comprised of an amount in respect of payments that were owed by Katz to the Company under the agreement, an amount that would have been owed during fiscal 1997 had the agreement remained in place, and an amount paid in exchange for Katz' right to terminate the agreement. The Katz Settlement was allocated among the Company's various radio stations as described below. The increase in net revenues also resulted from an increase in net revenues of $1,581 and $672 from the Company's New York and Los Angeles stations, respectively, partially offset by a decrease in net revenues of $294 from the Company's Miami stations. The increase in net revenues from the New York stations resulted primarily from the inclusion of the results of WPAT-FM for the three month period as opposed to two months during the same period last year and $402 of the Katz Settlement. WPAT-FM experienced an increase in net revenues of $1,123 for the three months ended March 30, 1997 as compared to the prior period. The increase in net revenues with respect to the Los Angeles stations was due primarily to the inclusion of $473 of the Katz Settlement. The Miami stations experienced a decrease in net revenues partially related to a format change at WCMQ-FM in October 1996 and management transition related to the Acquisitions. In addition, the Company received $1,000 from Caballero Spanish Media, LLC, a division of Interep ("Caballero"), in partial consideration for entering into a seven-year national sales representation agreement with Caballero, which amount will be prorated by the Company over the term of the agreement, and which resulted in an increase in net revenues of $182 for the three month period.

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

                  EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization writedown of franchise costs and other expenses and income) increased $2,153 or 133.8% from $1,609 during the three months ended March 31, 1996 to $3,762 during the three months ended March 30, 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses.

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


ALL DOLLARS ARE PRESENTED IN THOUSANDS
RESULTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO THE SIX MONTHS ENDED
MARCH 30, 1997

                  Net revenues. Net revenues increased from $21,237 for the six months ended March 31, 1996, to $23,790 for the six months ended March 30, 1997, an increase of $2,553 or 12.0%. This increase was due primarily to the termination of the Company's representation agreement with Katz, pursuant to which the Company received an aggregate of $1,167 from Katz, comprised of an amount in respect of payments that were owed by Katz to the Company under the agreement, an amount that would have been owed during fiscal 1997 had the agreement remained in place, and an amount paid in exchange for Katz' right to terminate the agreement. The Katz Settlement was allocated among the Company's various radio stations as described below. The increase in net revenues also resulted from an increase in net revenues of $2,515 and $681 from the Company's New York and Los Angeles stations, respectively, partially offset by a decrease in net revenues of $975 from the Company's Miami stations. The increase in net revenues from the New York stations resulted primarily from the inclusion of the results of WPAT-FM for the entire six month period as opposed to two months during the same period last year and $402 of the Katz Settlement. WPAT-FM experienced an increase in net revenues of $2,964 for the six months ended March 30, 1997 as compared to the prior period. The other New York stations experienced decreases in net revenues partially due to the change in national sales representative and local management transition. The increase in net revenues with respect to the Los Angeles stations was due primarily to the inclusion of $473 of the Katz Settlement. The Miami stations experienced a decrease in net revenues partially related to a format change at WCMQ-FM in October 1996 and management transition related to the Acquisitions. In addition, the Company received $1,000 from Caballero in partial consideration for entering into a seven-year national sales representation agreement with Caballero, which amount will be prorated by the Company over the term of the agreement, and which resulted in an increase in net revenues of $182 for the six month period.

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

                  Cash flow generated from operations was $6,853 for the six months ended March 30, 1997. A portion of the company's cash flow was used to make its semiannual interest payment on the Company's 12 1/2% Senior Notes due 2002 (the "Old Notes"). Additionally, the Company invested $1,347 in capital expenditures, mostly for the construction of a new tower and antenna system for WXLX-AM.

                  Cash flow generated from operations was $5,679 for the six months ended March 31, 1996. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's Old Notes. Additionally, the Company invested $1,680 for capital expenditures mostly for the upgrade of the Los Angeles building being used for its radio operations and the construction of the new tower and antenna for WXLX-AM.

                  The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and its third fiscal quarter (April through June) generally produces the highest revenues primarily due to increased levels of advertising during this period.

                  Management believes that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes, which, commencing June 15, 1997, will accrue cash interest at a rate of 12 1/2% per annum) for the next five years, capital expenditures and operating obligations. However, significant assumptions (none of which can be assured) underlie this belief, including that
(i) the Company will be able to successfully integrate the Acquisitions,

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date:   July 18, 1997                  By:  /s/ Joseph A. Garcia
                                            --------------------
                                            Joseph A. Garcia
                                            EVP and Chief Financial Officer
                                            (principal financial and accounting
                                            officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Spanish Broadcasting System
                                           of California, Inc.


Date:   July 18, 1997                   By:  /s/ Joseph A. Garcia
                                             --------------------
                                             Joseph A. Garcia
                                             EVP and Chief Financial Officer
                                             (principal financial and accounting
                                             officer)