Form 10-Q
period 1997-06-29
SPANISH BROADCASTING SYSTEM INC
filed 1997-08-13
CIK 927720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-82114

                       SPANISH BROADCASTING SYSTEM, INC.
                      SEE TABLE OF ADDITIONAL REGISTRANTS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-3827791
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

       26 WEST 56 STREET, NEW YORK, NY                             10019
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

                               [X] YES     [ ] NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of August 12, 1997: 606,668 shares of Common Stock of which 558,135 shares are designated Class A Common Stock and 48,533 shares are designated Class B Common Stock.

================================================================================

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                             PRIMARY
                                                         STATE OR            STANDARD
                                                           OTHER            INDUSTRIAL       I.R.S. EMPLOYER
                                                      JURISDICTION OF     CLASSIFICATION     IDENTIFICATION
                                                       INCORPORATION          NUMBER             NUMBER
                                                      ---------------     --------------     ---------------
Spanish Broadcasting System, Inc....................   New Jersey              4832             13-3181941
Spanish Broadcasting System of California, Inc......   California              4832             92-3952357
Spanish Broadcasting System of Florida, Inc.........   Florida                 4832             58-1700848
Alarcon Holdings, Inc...............................   New York                6512             13-3475833
Spanish Broadcasting System Network, Inc............   New York                4899             13-3511101
SBS Promotions, Inc.................................   New York                7999             13-3456128
SBS of Greater New York, Inc........................   New York                4832             13-3888732
Spanish Broadcasting System of Illinois, Inc........   Delaware                4832             36-4174296
Spanish Broadcasting System of Greater Miami,
  Inc...............................................   Delaware                4832            Applied for

                       SPANISH BROADCASTING SYSTEM, INC.

                           INDEX TO QUARTERLY REPORT
                                 JUNE 29, 1997

                                                                                       PAGE
                           PART 1.  FINANCIAL INFORMATION                             NUMBER
                                                                                      ------
Condensed Consolidated Balance Sheets as of September 29, 1996 and June 29, 1997
  (unaudited).......................................................................     5
Condensed Consolidated Statements of Operations for the three months ended and nine
  months ended June 30, 1996 and June 29, 1997 (unaudited)..........................     6
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30,
  1996 and June 29, 1997 (unaudited)................................................     7
Notes to Condensed Consolidated Financial Statements (unaudited)....................     8
Management's Discussion and Analysis of Financial Condition and Results of
  Operations........................................................................    10

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 29,          JUNE 29,
                                                                      1996                1997
                                                               ------------------     -------------
                                                                   (AUDITED)           (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents....................................     $  5,468,079        $  10,906,903
Receivables:
  Trade......................................................       12,104,500           15,717,921
  Less allowance for doubtful accounts.......................        1,823,359            1,870,770
                                                                  ------------         ------------
     Net receivables -- Trade................................       10,281,141           13,847,151
  Barter (net of allowance for doubtful accounts of
     $2,372,386 at September 29, 1996 and $2,400,469 at June
     29, 1997)...............................................          548,885              343,542
                                                                  ------------         ------------
       Net receivables.......................................       10,830,026           14,190,693
Other current assets.........................................        1,115,332            2,337,763
                                                                  ------------         ------------
          Total current assets...............................       17,413,437           27,435,359
Property and equipment, net..................................       18,873,036           19,305,970
Franchise costs, net.........................................      133,917,182          276,130,653
Due from related party.......................................          289,869              289,869
Deferred financing costs, net................................        6,235,341            7,711,197
Deferred taxes...............................................               --            1,941,070
Other assets.................................................          131,294              282,102
                                                                  ------------         ------------
                                                                  $176,860,159        $ 333,096,220
                                                                  ============         ============
                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Current portion of senior secured notes......................               --        $  15,000,000
Current portion of long term debt............................           53,572               48,588
Accounts payable and accrued expenses........................        4,918,207           11,874,861
Accrued interest.............................................        2,394,621            2,853,749
Unearned revenue.............................................          875,256            1,755,491
                                                                  ------------         ------------
          Total current liabilities..........................        8,241,656           31,532,689
Senior notes, net of unamortized discount....................      134,827,372          163,653,148
Deferred income taxes........................................          387,960                   --
Long-term debt, less current portion.........................        1,033,368            4,008,577
Redeemable Series A Preferred Stock, retired.................       35,938,659                   --
Redeemable Preferred Stock, $.01 par value. Authorized
  413,930 shares; issued and outstanding 175,000 shares......               --          158,958,916
STOCKHOLDERS' DEFICIENCY:
  Class A Common Stock, $.01 par value. Authorized 5,000,000
     shares; issued and outstanding 558,135 shares...........            5,581                5,581
  Class B Common Stock, $.01 par value. Authorized 200,000
     shares; issued and outstanding 48,533 shares............              485                  485
  Additional paid in capital.................................       10,806,004            5,277,553
  Accumulated deficit........................................      (11,906,690)         (26,861,564)
                                                                  ------------         ------------
                                                                    (1,094,620)         (21,577,945)
  Less: Loans receivable from stockholders...................       (2,474,236)          (3,479,165)
                                                                  ------------         ------------
          Total stockholders' deficiency.....................       (3,568,856)         (25,057,110)
                                                                  ------------         ------------
                                                                  $176,860,159        $ 333,096,220
                                                                  ============         ============

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT
                                  (UNAUDITED)

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                      ----------------------------     ----------------------------
                                       JUNE 30,         JUNE 29,        JUNE 30,         JUNE 29,
                                         1996             1997            1996             1997
                                      -----------     ------------     -----------     ------------
Gross broadcasting revenues.........  $16,247,973     $ 20,652,792     $40,417,493     $ 47,393,913
  Less: Agency commissions..........    1,951,986        2,497,144       4,884,094        5,448,511
                                      -----------     ------------     -----------     ------------
          Net broadcasting
            revenues................   14,295,987       18,155,648      35,533,399       41,945,402
                                      -----------     ------------     -----------     ------------
Operating expenses
  Engineering.......................      450,550          478,737       1,311,083        1,563,250
  Programming.......................    1,639,909        1,949,463       4,344,061        4,981,721
  Selling...........................    3,700,203        4,252,060      10,434,166       10,417,849
  General and administrative........    1,682,048        1,654,840       4,800,005        4,589,278
  Corporate expenses................      900,811        1,558,779       2,837,133        4,081,114
  Depreciation and amortization.....    1,349,459        2,293,084       2,986,198        5,094,240
                                      -----------     ------------     -----------     ------------
                                        9,722,980       12,186,963      26,712,646       30,727,452
                                      -----------     ------------     -----------     ------------
          Operating income..........    4,573,007        5,968,685       8,820,753       11,217,950
Other expenses:
  Interest expense, net.............    4,928,744        6,075,201      11,577,767       16,402,849
  Other, net........................      (53,702)          (1,901)        857,448           25,989
                                      -----------     ------------     -----------     ------------
Loss before income taxes............     (302,035)        (104,615)     (3,614,462)      (5,210,888)
Income tax benefit..................      127,003           20,721       1,451,974        1,961,106
                                      -----------     ------------     -----------     ------------
Loss before extraordinary item......     (175,032)         (83,894)     (2,162,488)      (3,249,782)
Extraordinary loss -- extinguishment
  of debt, net of taxes.............           --               --              --       (1,715,206)
                                      -----------     ------------     -----------     ------------
Net loss............................     (175,032)         (83,894)     (2,162,488)       4,964,988)
Accumulated deficit at beginning of
  period............................   (6,413,338)     (19,985,046)     (4,425,882)     (11,906,690)
Dividends on preferred stock........   (1,465,389)      (6,792,624)     (1,465,389)      (9,989,886)
                                      -----------     ------------     -----------     ------------
Accumulated deficit at end of
  period............................   (8,053,759)     (26,861,564)     (8,053,759)     (26,861,564)
                                      ===========     ============     ===========     ============

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 29, 1997
                                  (UNAUDITED)

                                                                     1996             1997
                                                                 ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.......................................................  $ (2,162,488)    $  (4,964,988)
                                                                 ------------     -------------
  Adjustments to reconcile net loss to net cash provided by
     operating activities :
     Loss on extinguishment of debt............................            --         2,766,460
     Depreciation and amortization.............................     2,986,198         5,094,240
     Change in provision for losses on receivables.............    (1,027,073)           75,494
     Amortization of debt discount.............................     4,010,656         4,629,084
     Interest satisfied through the issuance of new notes......            --         2,433,230
     Amortization of deferred financing costs..................       760,637           948,580
     Deferred income taxes.....................................    (1,671,354)       (2,329,030)
     Changes in operating assets and liabilities:
       Decrease (Increase) in receivables......................       908,320        (3,436,161)
       Increase in other current assets........................      (331,683)       (1,222,431)
       Decrease (Increase) in other assets.....................       178,270          (150,808)
       Increase in accounts payable and accrued expenses.......     1,128,820           722,279
       Increase (Decrease) in accrued interest.................    (2,007,352)          459,128
       Decrease in income taxes payable........................      (196,835)               --
       Increase in unearned revenue............................        80,474           880,235
                                                                 ------------     -------------
            Total adjustments..................................     4,819,078        10,870,300
                                                                 ------------     -------------
          Net cash provided by operating activities............     2,656,590         5,905,312
                                                                 ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of radio stations net of $3,000,000 note payable
  issued to Seller in 1997.....................................   (86,482,736)     (143,000,000)
Additions to property and equipment............................    (2,778,152)       (1,740,645)
                                                                 ------------     -------------
          Net cash used in investing activities................   (89,260,888)     (144,740,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Senior Secured Notes net of issuance
  costs........................................................    34,541,579        71,258,995
Proceeds from issuance of Redeemable Preferred Stock and
  Warrants, net of issuance costs..............................    35,860,433       164,734,530
Redemption of Senior Secured Notes.............................            --       (39,662,074)
Redemption of Preferred Stock..................................            --       (42,699,590)
Redemption of Primary Warrants.................................            --        (8,323,000)
Repayments of other long-term debt.............................      (114,208)          (29,775)
Increase in loans receivable from stockholders.................            --        (1,004,929)
Advances to related party......................................        (3,490)               --
                                                                 ------------     -------------
          Net cash used in financing activities................    70,284,314       144,274,157
                                                                 ------------     -------------
Net Increase (Decrease) in cash and cash equivalents...........   (16,319,984)        5,438,824
Cash and cash equivalents at beginning of period...............    17,817,119         5,468,079
                                                                 ------------     -------------
Cash and cash equivalents at end of period.....................  $  1,497,135     $  10,906,903
                                                                 ============     =============
Cash paid for:
  Interest.....................................................  $  8,072,194     $   8,070,338
                                                                 ============     =============
  Income taxes.................................................  $    597,844     $     369,162
                                                                 ============     =============

See accompanying notes to unaudited condensed consolidated financial statements.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1996 AND JUNE 29, 1997
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended June 30, 1996 and June 29, 1997 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 29, 1996.

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended June 29, 1997 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS AND DISPOSITIONS

     On March 27, 1997, the Company acquired (a) from Infinity Holding Corp. of Orlando ("Infinity") substantially all of the tangible and intangible assets owned or held by Infinity and used or useful in the business or operations of radio station WYSY-FM, serving the Chicago metropolitan area, for a purchase price of $33.0 million, including a $3.0 million seller note (the "Chicago Acquisition") and (b) from New Age Broadcasting Inc. and The Seventies Broadcasting Corporation (together, the "Miami Sellers") all of the tangible and intangible assets owned or held by the Miami Sellers and used or useful in the business or operations of radio stations WRMA-FM and WXDJ-FM, serving the Miami metropolitan area, for a cash purchase price of $112.5 million, including acquisition costs (the "Miami Acquisitions," and together with the Chicago Acquisition, the "Acquisitions").

     On March 27, 1997, the Company completed offerings of (a) 175,000 units (the " Units Offering") comprised of 175,000 shares of the Company's Series A Senior Exchangeable Preferred Stock (the "Series A Preferred Stock"), liquidation preference $1,000 per share, and warrants to purchase 74,900 shares of the Company's Class A Common Stock, par value $.01 per share ("Common Stock") and (b) $75.0 million aggregate principal amount of the Company's 11% Senior Notes due 2004 (the "Senior Notes") (the "Notes Offering") in transactions not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption provided in Section 4 (2) of the Act. The proceeds of these offerings were used to finance the acquisitions and retire the notes issued in 1996.

     On July 22, 1997, the Company commenced an exchange offer whereby shares of Series A Preferred Stock may be exchanged for an equal number of Series B Senior Exchangeable Preferred Stock (the "Series B Preferred Stock"). The exchange of Series A Preferred Stock for Series B Preferred Stock has been registered under the Act.

     On July 22, 1997, the Securities and Exchange Commission declared effective a shelf registration statement relating to the Senior Notes, and to $338,930,000 in aggregate principal amount of 14 1/4% Exchange Debentures due 2005, Series A and 23,836 shares of Common Stock that may be issued upon the occurrence of certain events, each of which may be offered from time to time by or for the account of the holders thereof. The Company is using its best efforts to keep such shelf registration continuously effective.

     The Company has completed the transfer of certain assets to its newly formed subsidiaries, Spanish Broadcasting System of Greater Miami, Inc. and Spanish Broadcasting System of Illinois, Inc. (together the "New Subsidiaries"). The Company has not included separate financial statements for its guarantor subsidiaries because (a) such guarantor subsidiaries (including the New Subsidiaries) have jointly and

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES severally guaranteed the Senior Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liability, earnings and equity of the parent on a consolidated basis and (c) the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed material to investors.

     The Company's consolidated results of operations include the results of WXDJ-FM, WRMA-FM and WYSY-FM from the date of acquisition. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of fiscal year 1997, after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                                  NINE MONTHS ENDED
                                                                    JUNE 29, 1997
                                                                  -----------------
            Net Revenues......................................         $48,698
            Net Loss Before Extraordinary Item................         $ 2,127

     On July 2, 1997, the Company entered into an agreement to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. The sale of these stations is expected to be completed before the end of the calendar year, subject to FCC approval. The Company is required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase Old Notes at 110% of the principal amount.

ALL AMOUNTS ARE PRESENTED IN $ THOUSANDS RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 29, 1997

     Net Revenues. Net revenues increased from $14,296 for the three months ended June 30, 1996, to $18,156 for the three months ended June 29, 1997, an increase of $3,860 or 27.0%. This increase was due primarily to the inclusion of the results of WRMA-FM and WXDJ-FM which were purchased on March 27, 1997. The increase in net revenues attributable to these two stations was $3,772. The increase in net revenues also resulted from an increase in net revenues of $701 at the Los Angeles stations KLAX-FM and KXMG-AM and an increase in net revenues of $239 from the New York stations, WPAT-FM, WSKQ-FM and WXLX-AM, offset by a decrease in net revenues of $2,120 from the Company's other Miami stations, WCMQ-AM and WCMQ-FM. In addition, the Company had an increase in net revenues of $182 related to its national sales representation agreement.

     Operating Expenses. Total operating expenses increased from $9,723 in the three months ended June 30, 1996, to $12,187 in the three months ended June 29, 1997, an increase of $2,464 or 25.3%. The higher operating expenses were caused by an increase of $944 in depreciation and amortization expense, an increase of $862 in broadcasting operating expenses and a $658 increase in corporate expenses.

     The increase in broadcasting operating expenses was also caused mainly by the inclusion of the results of the recently acquired stations in Miami, WRMA-FM and WXDJ-FM, as well as the newly acquired station in Chicago, WYSY-FM. The increase in corporate expenses was caused by higher salaries and the creation of a new senior position as well as higher professional fees. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM and WYSY-FM.

     Operating Income. Operating income increased from $4,573 during the three months ended June 30, 1996 to $5,969 during the three months ended June 29, 1997, an increase of $1,396 or 30.5%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

     EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization, writedown of franchise costs and other expenses and income) increased $2,340 or 39.5% from $5,922 during the three months ended June 30, 1996 to $8,262 during the three months ended June 29, 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses.

     Other Expenses. Other expenses, comprised mostly of interest expense, increased from $4,929 in the three months ended June 30, 1996 to $6,075 in the three months ended June 29, 1997 an increase of $1,146 or 23.3%. The increase was caused by the increase in interest expenses of new Senior Secured Notes issued to partially finance the acquisitions of WRMA-FM, WXDJ-FM and WYSY-FM.

     Net Loss. The Company's net loss for the three months ended June 29, 1997 was $84 compared to a net loss of $175 for the three months ended June 30, 1996 a decrease in the net loss of $91 or 52.0%. This decrease was caused by the increase in operating income offset by the increase in interest expense.

ALL AMOUNTS ARE PRESENTED IN $ THOUSANDS RESULTS OF OPERATIONS NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE NINE MONTHS ENDED JUNE 29, 1997

     Net Revenues. Net revenues increased from $35,533 for the nine months ended June 30, 1996, to $41,945 for the nine months ended June 29, 1997, an increase of $6,412 or 18.0%. This increase was due primarily to the inclusion of the results of WPAT-FM for the entire nine month period as opposed to five months during the same period last year. The increase in net revenues also resulted from an increase in net revenues of $1,784 and $1,382 from the Company's Miami and Los Angeles stations, respectively, offset by a decrease in net revenues of $1,023 from the Company's other New York stations. The Miami market benefited from the inclusion of results of WRMA-FM and WXDJ-FM which were purchased on March 27, 1997 and increased net revenues by $3,903.

     Operating Expenses. Total operating expenses increased from $26,713 in the nine months ended June 30, 1996, to $30,727 in the nine months ended June 29, 1997, an increase of $4,014 or 15.0%. The higher operating expenses were caused by an increase of $2,108 in depreciation and amortization expense, an increase of $1,244 in corporate expenses and a $662 increase in broadcasting operating expenses.

     The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of the recently acquired stations in Miami, WRMA-FM and WXDJ-FM, the newly acquired station in Chicago, WYSY-FM as well as a full nine months of expenses for WPAT-FM. The increase in corporate expenses was caused by higher salaries and the creation of a new senior position as well as higher professional fees. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM, WYSY-FM and WPAT-FM.

     Operating Income. Operating income increased from $8,821 during the nine months ended June 30, 1996 to $11,218 during the nine months ended June 29, 1997, an increase of $2,397 or 27.2%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.

     EBITDA. EBITDA increased $4,505 or 38.2% from $11,807 during the nine months ended June 30, 1996 to $16,312 during the nine months ended June 29, 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses.

     Other Expenses. Other expenses, comprised mostly of interest expense, increased from $12,435 in the nine months ended June 30, 1996 to $16,429 in the nine months ended June 29, 1997 an increase of $3,994 or 32.1%. The increase was caused by the increase in interest expenses of new Senior Secured Notes issued to partially finance the acquisitions of WRMA-FM, WXDJ-FM and WYSY-FM and the retirement of notes issued in 1996 partially offset by the absence in fiscal year 1997 of other charges related to non-recurring financing costs.

     Net Loss. As a result of the Company's refinancing of its debt and the issuance of new Senior Secured Notes which partially financed the acquisitions of WYSY-FM in Chicago and WRMA-FM and WXDJ-FM in Miami, the Company recorded an extraordinary loss on the retirement of old debt for the amount paid in

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs, net of the related income tax benefits. The amount of this loss, net of taxes, is $1,715. Consequently, the Company's net loss for the nine months ended June 29, 1997 was $4,965 compared to a net loss of $2,162 for the nine months ended June 30, 1996, an increase in the net loss of $2,803 or 129.6%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

     On March 27, 1997, the Company consummated the Acquisitions. The Acquisitions were financed with proceeds of the Units Offering and the Notes Offering (the "Offerings"). Concurrently with the consummation of the Acquisitions and the Offerings, the Company effected a series of transactions including the redemption (the "Redemption") of the Company's Senior Secured Notes due 2002 and Senior Exchangeable Preferred Stock, Series A and the repurchase of related warrants to purchase an aggregate of 6.0% of the Company's Common Stock, on a fully-diluted basis. In addition, simultaneously with the consummation of the Offerings, the Company announced its intention to declare a dividend of up to $4 million in the aggregate (the "Distribution") to its stockholders and existing warrantholders who elected to receive their pro rata portion of the Distribution in lieu of the anti-dilution adjustment they would otherwise have been entitled to as a result of the Distribution. This dividend has yet to be declared.

     On July 2, 1997, the Company entered into an agreement to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. The sale of these stations is expected to be completed before the end of the calendar year, subject to FCC approval. The Company is required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase Old Notes at 110% of the principal amount.

     Cash flow generated from operations was $5,905 for the nine months ended June 29, 1997. A portion of the company's cash flow was used to make its semiannual interest payments, on the Company's 12 1/2% Senior Notes due 2002. Additionally, the Company invested $1,741 in capital expenditures, mostly for the construction of a new tower and antenna system for WXLX-AM.

     Cash flow generated from operations was $2,657 for the nine months ended June 30, 1996. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's Old Notes. Additionally, the Company invested $2,778 for capital expenditures, mostly for the upgrade of the Los Angeles building being used for its radio operations and the construction of the new tower and antenna for WXLX-AM.

     The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and its third fiscal quarter (April through June) generally produces the highest revenues primarily due to increased levels of advertising during this period.

     Management believes that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes, which, commencing June 15, 1997, began to accrue cash interest at a rate of 12 1/2% per annum) for the foreseeable future as well as capital expenditures and operating obligations. However, significant assumptions (none of which can be assured) underlie this belief, including that (i) the Company will be able to successfully integrate the Acquisitions, (ii) economic conditions within the radio broadcasting market and economic conditions generally will not deteriorate in any material respect,
(iii) the Company will be able to successfully implement its business strategy,
(iv) the Company will not

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES incur any material unforeseen liabilities, including, without limitation, environmental liabilities, and (v) no future acquisition will adversely affect the Company's liquidity. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity date on June 15, 2002, and no assurances can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Spanish Broadcasting System, Inc.,
                                          a Delaware Corporation

                                          Spanish Broadcasting System
                                          of California, Inc.

                                          Spanish Broadcasting System, Inc.,
                                          a New Jersey Corporation

                                          Spanish Broadcasting System of
                                          Florida, Inc.

                                          Spanish Broadcasting System Network,
                                          Inc.

                                          SBS Promotions, Inc.

                                          Alarcon Holdings, Inc.

                                          SBS of Greater New York, Inc.

                                          Spanish Broadcasting System of
                                          Illinois, Inc.

                                          Spanish Broadcasting System of
                                          Greater Miami, Inc.

                                          By: /s/ Joseph A. Garcia
                                            ------------------------------------
                                                      Joseph A. Garcia
                                              EVP and Chief Financial Officer
                                            (principal financial and accounting
                                                           officer)

Date: August 12, 1997