Form 10-K405
period 1997-09-28
SPANISH BROADCASTING SYSTEM INC
filed 1997-12-29
CIK 927720

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K

          (Mark One)
          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                  For the fiscal year ended September 28, 1997

                                      OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________.

                         Commission File Number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3827791
------------------------------                  ------------------------------
(State or other jurisdiction of                 (I.R.S. employer identification)
incorporation or organization
           number)

        3191 Coral Way
          Miami, FL                                           33145
------------------------------                    ------------------------------
(Address of principal executive                             (Zip Code)
           offices)

--------------------------------------------------------------------------------
                     See Table of Additional Registrants
--------------------------------------------------------------------------------

      Registrant's telephone number, including area code: (305) 441-6901

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act: None

                             Title of Class: None

               Name of each exchange on which registered: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X  No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      All of the Company's Common Stock is held by affiliates, accordingly, as of September 28, 1997, the aggregate value of the Company's voting common stock held by non-affiliates was $0.00.

      Number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of September 28, 1997; 606, 668 shares of Common Stock of which 558,135 shares are designated Class A Common Stock and 48,533 shares are designated Class B Common Stock.

Documents Incorporated by Reference:  None

--------------------------------------------------------------------------------
            Name                State or     Primary Standard   I.R.S. Employer
                                 Other          Industrial       Identification
                              Jurisdiction    Classification         Number
                                   of             Number
                             Incorporation
--------------------------------------------------------------------------------
Spanish Broadcasting           New Jersey          4832            13-3181941
System, Inc.
--------------------------------------------------------------------------------
Spanish Broadcasting System    California          4832            92-3952357
of California, Inc.
--------------------------------------------------------------------------------
Spanish Broadcasting System     Florida            4832            58-1700848
of Florida, Inc.
--------------------------------------------------------------------------------
Alarcon Holdings, Inc.          New York           6512            13-3475833
--------------------------------------------------------------------------------
Spanish Broadcasting System     New York           4899            13-3511101
Network, Inc.
--------------------------------------------------------------------------------
SBS Promotions, Inc.            New York           7999            13-3456128
--------------------------------------------------------------------------------
SBS of Greater New York,        New York           4832            13-3888732
Inc.
--------------------------------------------------------------------------------
Spanish Broadcasting System     Florida            4832            65-0774450
of Greater Miami, Inc.
--------------------------------------------------------------------------------
Spanish Broadcasting System     Illinois           4832            36-4174296
of Illinois, Inc.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Item 1.  BUSINESS..............................................................1

Item 2.  PROPERTIES...........................................................12

Item 3.  LEGAL PROCEEDINGS....................................................13

Item 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS..................................................13

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDERS MATTERS.....................................14

Item 6.  SELECTED FINANCIAL DATA..............................................15

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................18

Item 7A. QUANTITATVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK..........................................................24

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................24

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................25

Item 10. DIRECTORS AND OFFICERS OF THE EXECUTIVE REGISTRANT...................25

Item 11. EXECUTIVE COMPENSATION...............................................26

Item 12. COMMON STOCK.........................................................29

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................30

Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...........................31

Item 1. BUSINESS

      Spanish Broadcasting System, Inc. (the "Company"), incorporated in the State of Delaware in 1994, is one of the leading Spanish-language radio broadcasting companies in the United States. The Company owns and operates seven major market FM radio stations in Los Angeles, New York, Chicago and Miami. The Company also owns and operates FM stations in Key Largo and Key West, Florida. A description of each of the Company's stations, organized by market, is set forth below.

      The Company's strategy is to capitalize on the combined national marketing power derived from owning and operating radio stations in large Hispanic media markets in the United States and the economies of scale and ability to target multiple demographics resulting from multiple station ownership within a particular market. Multiple station ownership permits the Company to offer advertising packages on multiple radio stations at attractive price levels and expand the market for advertising targeted at Hispanics, thereby allowing the Company to capture a larger share of a market's overall advertising revenues.

      Los Angeles. KLAX-FM serves the Los Angeles market which has an Area of Dominant Influence ("ADI") population of approximately 16.1 million, of which approximately 37.3% is Hispanic. The station features a Ranchera format, best described as regional Mexican music including Grupo (romantic ballads) and Norteno (music from border states north of Mexico). Market ratings herein are reported as determined by the Arbitron Company ("Arbitron"). Of the 46 Arbitron-ranked radio stations serving the Los Angeles metropolitan area, KLAX-FM is currently the #3 ranked Spanish-language radio station and the #15 ranked station overall. KLAX-FM had a 2.3 share for the Summer 1997 Arbitron rating period. KLAX-FM is licensed at 97.9 MHz. With its transmitter site in Baldwin Hills, KLAX-FM has a powerful radio signal which enables it to reach Los Angeles County in addition to Orange County, and parts of Ventura, San Bernardino, Riverside and San Diego Counties. On November 21, 1997 the Company received a construction permit from the Federal Communications Commission (the "FCC") to change its city of license from Long Beach to East Los Angeles and to move its transmitting facilities to Flint Peak, thereby allowing the station to extend its coverage to an additional 1.9 million listeners. KLAX-FM has an auxiliary transmitter in Long Beach, California.

      New York City. WSKQ-FM and WPAT-FM serve the New York City metropolitan area, which has an ADI population of approximately 20.0 million, of which approximately 16.4% is Hispanic. Of the 56 Arbitron-ranked radio stations serving the New York metropolitan area, WSKQ-FM and WPAT-FM are currently the #1 and #2 ranked Spanish-language radio stations and the #3 and #16 ranked stations overall. The Company's New York stations had a combined 7.9 share for the Summer 1997 Arbitron rating period. WSKQ-FM and WPAT-FM are the only Spanish-language FM stations currently serving the New York market.

      WSKQ-FM. WSKQ-FM was the first Spanish-language FM station to serve the New York City metropolitan area, making its debut in 1989. In 1993, the Company changed the station format to a Latin Power format to increase ratings and revenues. The Latin Power format is a mix of fast paced music such as salsa and merengue. WSKQ-FM is licensed at
97.9 MHz. The antenna for WSKQ-FM is on the top of the Empire State Building and covers New York City, northern New Jersey, much of Suffolk, Nassau and Westchester Counties in New York, and parts of Fairfield County in Connecticut. WSKQ-FM's signal in the New York metropolitan area is comparable to other leading FM stations serving the area.

      WPAT-FM. The Company acquired WPAT-FM in March 1996 because the Company believed that the New York Spanish-language radio market was underserved. Upon its acquisition, WPAT-FM was reformatted with a Spanish-language romantic adult contemporary format designed to complement WSKQ-FM's upbeat salsa and merengue format. The Company believes that the acquisition and reformatting of WPAT-FM has served to expand the Spanish-language listening audience in the New York metropolitan area. WPAT-FM is licensed at 93.1 MHz and transmits from an antenna on top of the World Trade Center. The station's signal covers New York City, northern New Jersey, much of Suffolk, Nassau and Westchester Counties in New York and parts of Fairfield County in Connecticut. WPAT-FM has clarity of sound within the New York metropolitan area comparable to other leading FM stations serving the area.

      Miami. WRMA-FM, WXDJ-FM and WCMQ-FM serve the Miami metropolitan market, which has an ADI population of approximately 3.7 million, of which approximately 37.1% is Hispanic. Of the 39 Arbitron-ranked radio stations serving the Miami metropolitan area, WRMA-FM, WXDJ-FM and WCMQ-FM are currently ranked #3, #4, and #6, respectively, among Spanish language radio stations and ranked #8, #9 and #20, respectively, among stations overall.

      WRMA-FM. WRMA-FM was acquired by the Company in March 1997. See "--The Acquisitions." WRMA-FM originally went on the air in August 1994 when the previous owner acquired WTPX-FM, an underperforming FM station. The call letters were changed to WRMA-FM and the station was reformatted to a Spanish-language adult contemporary format, consisting of a blend of ballads and pop songs from the 1970's to today. WRMA-FM is licensed at 106.7 MHz. Its transmitter is located on top of the Biscayne Tower in downtown Miami. The Company believes WRMA-FM's signal provides market coverage of the Miami metropolitan area comparable to other FM stations licensed in the area.

      WXDJ-FM. WXDJ-FM was acquired by the Company in March 1997. See "--The Acquisitions." WXDJ-FM has served the Miami market since February 1992. Together with WRMA-FM, WXDJ formed the first Spanish-language FM duopoly serving the Miami metropolitan market. WXDJ-FM plays a blend of salsa and merengue targeting the emerging musical tastes of the rapidly changing face of the Miami Hispanic population. WXDJ-FM is licensed at 95.7 MHz. Its transmitter is located on top of the Biscayne Tower located in downtown Miami. The Company believes WXDJ-FM's signal provides market coverage of the Miami metropolitan area comparable to other FM stations licensed in the area.

      WCMQ-FM. The Company reformatted WCMQ-FM in October 1996 with a "Spanish Oldies" format consisting of pop hits from the 1960's and 1970's to fill a programming void and to complement the formats of WRMA-FM and WXDJ-FM. WCMQ-FM is licensed at 92.3 MHz. Its main transmitter location is on top of the Biscayne Tower in downtown Miami and its auxiliary transmitter is located in Hialeah, Florida. The company believes WCMQ-FM's signal provides market coverage of the Miami metropolitan area comparable to other FM stations licensed in the area.

      WZMQ-FM. WZMQ-FM has served the Key Largo and the broader Florida Keys community since January 1990. WZMQ-FM plays Spanish-language contemporary songs from the 1980's and 1990's and is licensed at 106.3 Mhz. Its transmitter is located in Key Largo, Florida. The Company believes that WZMQ-FM's signal provides market coverage of the Key Largo area comparable to other FM stations licensed in the area.

      Chicago. WLEY-FM was acquired by the Company in March 1997. See "-The Acquisitions." WLEY-FM serves the Chicago metropolitan area, which has an ADI population of approximately 9.4 million of which 11.8% is Hispanic. Of the 42 Arbitron-ranked radio stations in the Chicago metropolitan area, there is currently only one other high power Spanish-language FM station. Accordingly, the Company believes that this market is underserved and offers significant opportunities for growth. The Company changed this station's format from 70's rock to Spanish-language in July of 1997. WLEY-FM is licensed at 107.9 MHz. The Company believes WLEY-FM's signal provides market coverage of the Chicago metropolitan area comparable to other FM stations licensed to this area. Of the 42 Arbitron-ranked radio stations serving the Chicago metropolitan area, WLEY-FM is currently ranked #2 among Spanish-language radio stations and #23 among stations overall.

The Acquisitions

      On March 27, 1997, the Company acquired from Infinity Holdings Corp. of Orlando ("Infinity") the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WLEY-FM serving the Chicago metropolitan area for a purchase price of approximately $33 million, including a $3.0 million seller note.

      On March 27, 1997, the Company acquired from New Age Broadcasting, Inc. and The Seventies Broadcasting Corporation the FCC broadcasting licenses and substantially all of the assets used or useful in the operation of the radio stations WRMA-FM and WXDJ-FM for a cash purchase price of $111.0 million.

The Dispositions

      On July 2, 1997, the Company entered into a definitive agreement (as amended, the "One-on-One Agreement") with One-on-One Sports, Inc. ("One-on-One") for the sale of the assets, certain liabilities (other than potential environmental liabilities at the transmitter site of WXLX-AM) and FCC licenses of radio stations WXLX-AM, serving the New York metropolitan area, KXMG-AM, serving the Los Angeles metropolitan area, and WCMQ-AM, serving the Miami metropolitan area. The One-on-One Agreement contained customary representations, warranties and conditions, including receipt of FCC approval to the transfer of the FCC licenses. Pursuant to the One-on-One Agreement, on September 29, 1997, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26 million. On December 2, 1997, the Company consummated the sale of the assets and FCC licenses of KXMG-AM to One-on-One for a purchase price of $18 million (together with the sale of WXLX-AM and WCMQ-AM, the "Dispositions").

Industry Background

      General. Radio reaches approximately 96% of all Americans over the age of
12. Radio stations derive their gross revenues primarily from the sale of advertising. In the major U.S. markets tracked by Duncan's Radio Market Guide, total radio advertising spending rose from an estimated $5.6 billion in 1993 to an estimated $7.4 billion in 1996. Advertisers generally regard radio as an efficient means of reaching specifically identified demographic groups. Stations are typically identified by their music format, such as country, adult/contemporary, news/talk and Spanish-language, among others. Through a station's format, a broadcaster focuses on specific demographic groups, making its station attractive to advertisers who also target these groups. The ability to deliver an audience comprised of individuals targeted by a particular advertiser may make a station attractive to that advertiser even though the station may not command a large share of total radio listeners in that market. Formats evolve or change as new formats gain popularity and the composition of audiences change. The largest portion of a radio station's programming is usually produced by the radio station itself. This programming includes locally produced shows featuring recorded music, news and talk shows. Additional programming may be obtained from various radio syndication services on a cash, barter (the exchange of goods and services for advertising) or cash-plus-barter basis.

      Ratings and Sources of Information. A station's programming determines the demographics of each station's listeners and, in part, the station's market share. These factors, in turn, largely determine the price of commercial air time paid by advertisers. A station's listening audience is measured by rating service surveys of the number of radios tuned to the station at various times of the day. Unless otherwise indicated, all market revenue rankings that are contained in this Annual Report are based on information for calendar year 1996 contained in James H. Duncan, Jr., Duncan's Radio Market Guide (1996 ed.). Unless otherwise indicated, rank in audience share data ("ratings") is based on the "12+ average quarter hour share", i.e., the number of persons, aged 12 and over, who listen to the station for at least five minutes in a quarter-hour segment Monday through Sunday, 6 a.m. to midnight, in the most recent survey period (Summer, 1997) as published by Arbitron. Arbitron periodically samples radio listeners in defined market areas, principally through the use of diaries maintained by randomly selected listeners. A station's audience share is calculated by dividing (i) the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by (ii) the average number of such persons for all stations in the market area. Arbitron also measures listener levels in a number of demographic categories classified by the age and gender of the audience. This information is used by advertisers to target specific audience segments. Further, and unless otherwise noted, references herein to the rank of a station among all the radio stations within a market has been determined with reference to all radio stations rated by Arbitron within the applicable market. ADI information contained herein is based on Arbitron's 1993 ADI definitions. Unless otherwise indicated, all references to the demographic statistics in this Annual Report are derived from Strategy Research Corporation's 1996 United States Hispanic Market Study (the "SRC Study"), United States Census Bureau and Hispanic Business Magazine. The SRC Study is sponsored by advertisers and other businesses targeting the Hispanic market, including the Company and many of its principal competitors.

The Hispanic Market in the United States

      The Company broadcasts primarily to United States Hispanics which is one of the most rapidly growing segments of the United States population. With approximately 27.2 million Hispanics, representing approximately 10.3% of the total population, the United States has the fifth largest Hispanic population in the world. The United States Hispanic population is highly concentrated in discrete geographic areas, with approximately 63% of all Hispanics residing in the ten largest Hispanic markets in the United States. By the year 2010, Hispanics are projected to account for approximately 13.5% of the total population of the United States and will be the country's largest minority group. According to market studies, the United States Hispanic population has an estimated annual disposable income in excess of $228 billion. In addition, approximately 78% of Hispanics living in the United States prefer to speak Spanish at home, further contributing to the popularity of Spanish-language radio as a source of Spanish-language entertainment, information and culture.

      In addition to its anticipated rapid growth, the Hispanic market has several other characteristics which, the Company believes, make it attractive to advertisers, including the following:

      o United States Census Bureau data indicate that Hispanic households are larger than those of the general population, with 3.4 persons living in an average Hispanic household compared to 2.6 persons living in the average household;

      o the Hispanic population is generally younger than the general population, with a median age of 26.6 years compared to 34.0 years;

      o Hispanic consumers generally spend a higher percentage of their disposable income on consumer goods than the general public; and

      o market studies have shown that Hispanics are generally more brand conscious than the general population.

      Primarily due to these factors, the Company believes that the United States Hispanic population represents an attractive market for local and national advertisers. Total media advertising expenditures targeting Hispanics have increased significantly from $166 million in

1983 to an estimated $1.4 billion in 1997, with $375 million, or 27%, of the total Hispanic media advertising allocated to radio advertising.

      The Hispanic population is concentrated in major markets making it more accessible to national advertisers. Over 43% of the Hispanic population in the United States resides in the Company's markets -- Los Angeles, New York, Miami and Chicago.

Advertising

      Virtually all radio station revenue is derived from advertising. This revenue is usually classified in one of two categories -- "national" and "local." "National" connotes advertising that is solicited by a national representative firm that represents the station and is compensated on a commission-only basis. "Local" refers to advertising purchased by advertisers in the local community served by a particular station.

      The Company believes that radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station's ability to attract listeners in a given market and on the attractiveness to advertisers of the station's listener demographics. Rates vary depending upon a program's popularity among the listeners an advertiser is seeking to attract, the number of advertisers vying for available air time and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning and afternoon drive-time hours which are the peak hours for radio audience listening. The Company believes that having multiple stations in a market is desirable to national advertisers and, as a result, commands attractive advertising rates. The Company believes it will be able to increase its rates as new and existing advertisers recognize the increasing desirability of targeting the growing Hispanic population in the United States.

      Each station broadcasts a predetermined number of advertisements each hour with the actual number depending upon the format of a particular station. The Company determines the number of advertisements broadcast hourly that can maximize the station's available revenue dollars without jeopardizing its audience listener levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

      The Company's revenue mix between local and national advertising varies significantly by market. Management's objective for its stations is to increase the level of national advertising since national advertising generally commands a higher dollar rate per advertising spot than does local advertising. Approximately 80% of the Company's advertising is local and 20% is national.

      During the first quarter of fiscal 1997, the Company terminated its relationship with Katz Communications, Inc. ("Katz") who had served as the Company's national sales representative for national broadcast advertising. Katz's termination resulted from a dispute over the Company's exclusivity arrangement with Katz. The Company and Katz entered into a settlement agreement pursuant to which the Company released Katz from any further obligations under the contract. During the second quarter of fiscal 1997, the Company entered into a new seven year agreement with Caballero Spanish Media, LLC, a division of Interep, to act as its new national sales representative.

      Although the majority of the Company's advertising contracts are short-term (generally running for less than one month), the Company has long-term relationships with some of its advertisers. In each of its broadcasting markets, the Company employs sales people to obtain local advertising revenues. The Company believes that its local sales force is crucial in maintaining relationships with key local advertisers and agencies and identifying new advertisers. The Company generally pays sales commissions to its local sales staff upon the receipt from advertisers of the payments related to such sales. The Company offers assistance to local advertisers by providing them with studio facilities to produce 60-second commercials free of charge.

Competition

      The success of each of the Company's stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business. Each of the Company's radio stations competes with other radio stations in its market area (both Spanish-language and English-language), as well as with other advertising media such as newspapers, broadcast television, cable television, magazines, outdoor advertising, transit advertising and direct mail marketing. Several of the stations with which the Company competes are subsidiaries of large national or regional companies that have substantially greater resources than the Company. Factors which are material to competitive position include management experience, the station's rank in its market, power, signal and frequency, and audience demographics (including the nature of the Spanish market targeted by a particular station).

Seasonality

      The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the second calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures.

Management and Personnel

      As of September 28, 1997, the Company had approximately 296 full-time employees of whom 8 were primarily involved in management, 130 in programming, 99 in sales, 51 in general administration and 8 in technical activities.

      The Company operates with a small headquarter's staff in Miami. The Company's corporate headquarters were moved from New York City to Miami in late September/early October of 1997. To facilitate efficient management from its headquarters, the Company accesses and utilizes computerized accounting systems from its properties to provide current information to management on station operations and to assist in cost control and the preparation of monthly financial statements.

Corporate executives regularly visit each station to monitor its operations and ensure that headquarters' policies are implemented.

Federal Regulations of Radio Broadcasting

      Existing Regulation and Legislation. Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"), and by the Telecommunications Act of 1996 (the "1996 Act"). The Communications Act prohibits the operations of a radio broadcasting station except under a license by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency banks; determine stations' frequencies, locations, and power, regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

      The 1996 Act represents the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The 1996 Act significantly changes both the broadcast ownership rules and the process for renewal of broadcast station licenses. The 1996 Act also relaxes local radio ownership restrictions, and the FCC continues to explore implementation of new ownership policies in a series of rule makings. The FCC has already implemented some changes through administrative orders. The 1996 Act establishes a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. Additionally, the 1996 Act substantially liberalizes the national broadcast ownership rules, eliminating the national radio limits.

      This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) has increased sharply the competition for, and the prices of, attractive stations.

      Multiple Ownership Restrictions. The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other specified mass media entities. Prior to the passage of the 1996 Act, these rules included limits on the number of radio stations that could be owned on both a national and local basis. On a national basis, the rules generally precluded any individual or entity from having an attributable interest in more than 20 AM radio stations and 20 FM radio stations.

      The 1996 Act substantially relaxed the radio ownership limitations. The FCC began its implementation of the 1996 Act with several orders issued on March 8, 1996. The 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's new rules also greatly eased local radio ownership restrictions. As with the old rules, the maximum allowable varies depending on the number of radio stations within a market. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service, in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

      In 1992, the FCC placed limitations on time brokerage (local marketing) agreements ("LMAs") through which the licensee of one radio station provides programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

      A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The FCC has employed a liberal waiver policy with respect to the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule), generally permitting common ownership of one AM, one FM, and one TV station in any of the 25 largest markets, provided there are at least 30 separately owned stations in the market. The 1996 Act directed the FCC to extend its one-to-a-market waiver policy to the top 50 markets, consistent with the public interest, convenience and necessity; however, the FCC has not yet implemented this provision. Moreover, in a pending 1995 rulemaking the FCC has proposed eliminating the one-to-a-market rule entirely. In addition, there is now pending a Notice of Inquiry which explores possible changes in the newspaper/radio cross-ownership waiver policy.

      Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the Commission to review its remaining ownership rules biennially -- as part of its regulatory reform obligations -- to determine whether its various rules are still necessary. The Company cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, particularly to the extent that any of the Company's competitors may have greater resources and thereby be in a better position to capitalize on such changes.

      Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), generally will be deemed to have an attributable interest in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock without being considered "attributable." Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property), warrants and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not attributable. The FCC's "cross-interest" policy, which precludes an individual or entity from having a "meaningful" (even though not attributable) interest in one media property and an attributable interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules.
See the Notice of Inquiry referred to above.

      In January 1995, the FCC initiated a rulemaking proceeding designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought were (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single shareholder owns more than fifty percent of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or modify the cross-interest policy; and (vii) whether to adopt a new policy which would consider multiple cross interests or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns with respect to diversity and competition. In November 1996, the FCC issued a Further Notice of Proposed Rulemaking intended to change rules regarding attribution in light of the 1996 Act. The Company cannot predict with certainty when this proceeding will be concluded or whether any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what effect, if any, such changes would have on the Company or its activities.

      License Grant and Renewal. Prior to the passage of the 1996 Act, radio broadcasting licenses generally were granted or renewed for a period of seven years upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for the renewal of a radio license, parties in interest may file petitions to deny the application, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term. In addition, prior to the passage of the 1996 Act, any person was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications or if issues raised by petitions to deny such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required, sometimes encompassing years of expensive litigation and uncertainty.

      Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years, although the FCC has not yet implemented this provision. The 1996 Act also requires renewal of a broadcast license if the FCC finds that
(1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only in the second stage, after the Commission has denied an incumbent's application for renewal of license.

      By order dated April 12, 1996, the FCC modified its rules to implement the new two-stage renewal procedure and to eliminate the right to file an application that is mutually exclusive with renewal. Also on April 12, 1996, the FCC issued a notice of Proposed Rulemaking to consider how to implement the new (longer) license term provision of the 1996 Act.

      Although in the vast majority of cases broadcast licenses are granted by the FCC even when petitions to deny are filed against them, there can be no assurance that any of the Company's stations' licenses will be renewed.

      Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to representatives or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted the provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Communications Act previously also prohibited grant of a broadcast station license (i) to any corporation with an alien officer or director, or (ii) to any corporation controlled by another corporation with any alien officers or more than one-fourth alien directors. The restrictions on non-U.S. citizens serving as officers or directors of licensees and their parent corporations have been eliminated, however, by the 1996 Act effective October 7, 1996.

      Other Regulations Affecting Radio Broadcasting Stations. The FCC has significantly reduced its regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. In 1990, the U.S. Supreme Court refused to review a lower court decision that upheld the FCC's 1987 action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC has, however, continued to regulate other aspects of fairness obligations in connection with certain types of broadcasts. In addition, there are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as political advertising practices, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations.

      Recent Developments, Proposed Legislation and Regulation. The FCC presently is seeking comment on its policies designed to increase minority ownership of mass media facilities. Congress, however, has enacted legislation that eliminated the minority tax certificate program of the FCC, which gave favorable tax treatment to entities selling broadcast stations to entities controlled by an ethnic minority. In addition, a recent Supreme Court decision has cast into doubt the continued validity of other FCC programs designed to increase minority ownership of mass media facilities.

      Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (liquor, beer and wine, for example) and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry.

      The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the 1996 Act, nor of the regulations and policies of the FCC thereunder. The 1996 Act also covers satellite and terrestrial delivery of digital audio radio service, and direct broadcast satellite systems. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

Item 2. PROPERTIES

      The Company's corporate headquarters were moved from New York City to Miami in late September and early October 1997. The types of properties required to support each of the Company's radio stations include offices, broadcasting studios and antenna towers where its broadcasting transmitters and antenna equipment are located. The Company owns the building housing the office and studios in New York City for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM. The Company owns the auxiliary transmitter site for KLAX-FM in Long Beach, California and leases its other transmitter sites, with lease terms that respectively expire between 1997 and 1998, assuming all renewal options are exercised. The studios and offices of the Company's Miami and South Florida stations are currently located in leased facilities with lease terms that respectively expire in 2000 and 2012. See "Certain Relationships and Related Transactions." The Company leases its office and studio facilities in Chicago for its WLEY-FM station.

      The transmitter sites for the Company's stations are material to the Company's overall operations. Management believes that its properties are in good condition and are suitable for its operations; however, the Company continually seeks opportunities to upgrade its properties. The Company owns substantially all of the equipment used in its radio broadcasting business.

Item 3. LEGAL PROCEEDINGS

      Alfredo Rodriguez v. Spanish Broadcasting System of California, Inc.; Spanish Broadcasting System, Inc.; Raul Alarcon, Los Angeles Superior Court Case No. BC156965. A former general manager of the Company's Los Angeles' radio stations filed suit in October 1996 alleging wrongful termination and breach of contract, and damages of approximately $2 million. The Company believes that the claim is without merit, since the general manager voluntarily resigned. The case is at the beginning of litigation and has been tendered to the Company's insurance carrier for coverage.

      From time to time the Company is involved in litigation incidental to the conduct of its business, such as contract matters and employee-related matters. The Company is not currently a party to any other litigation which, in the opinion of management, is likely to have a materially adverse effect on the Company.

Environmental Matters

      The Company sublets the transmitter for WXLX-AM in Lyndhurst, New Jersey. Although WXLX-AM was sold as part of the Dispositions, the Company retained certain potential environmental liabilities relating to such transmitter, which is located on a former landfill. As the lessee of the property under a long-term lease, the Company could become liable for costs associated with remediation of the site. There can be no assurance that material costs or liabilities will not be incurred in the event that cleanup of this site is required.

Item 4. SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS

      Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

Market Information and Holders

      The Company's Common Stock has not been registered under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not listed on any national securities exchange. There is no established public trading market for the Company's Common Stock. There are currently three holders of the Company's Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

Dividends

      The Company has not paid cash dividends on its Common Stock and does not expect to do so in the foreseeable future. The Indenture governing the Company's 12 1/2% Senior Notes due 2002 (the "12 1/2% Notes") and the Indenture governing the Company's 11% Senior Notes due 2004 (the "11% Notes", and together with the 12 1/2% Notes, the "Notes") and the Certificate of Designation governing the Company's 14 1/4% Senior Exchangeable Preferred Stock (the "Preferred Stock") limit the Company's ability to pay dividends on the Common Stock. The payment of cash dividends in the future will depend on limitations in the Indentures governing the 12 1/2% Notes, the Certificate of Designation governing the Preferred Stock, the Company's earnings, financial condition, capital needs and on other factors deemed relevant by the Board of Directors of the Company (the "Board of Directors") at the time. It is the current policy of the Board of Directors to retain earnings to finance the operations and growth of the Company's business. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" and, Note 5 of Notes to Consolidated Financial Statements of the Company.

Recent Sales of Unregistered Securities

      On March 27, 1997, the Company consummated an offering (the "Notes Offering") of the 11% Notes Series A and an offering (the "Units Offering," and together with the Notes Offering, the "Offerings") of 175,000 units (the "Units"), each Unit consisting of one share of the Preferred Stock and one warrant (the "Warrants") to purchase 0.428 shares of the Company's Class A Common Stock in transactions exempt from the registration requirements of the Securities Act. In conjunction with the Offerings, the Company effected a series of transactions (collectively, including the Offerings, the "Transactions") including (i) certain acquisitions, (ii) the redemption (the "Redemption") of the Company's Senior Secured Notes due 2001 (the "Redeemed Notes") and Senior Exchangeable Preferred Stock, Series A (the "Old Preferred Stock") and the repurchase of related warrants to purchase an aggregate of 6.0% of the Company's Common Stock, on a fully-diluted basis (the "Old Warrants"), and (iii) the solicitation (the "Consent Solicitation") of certain consents from the holders of the 12 1/2% Notes.

      The Preferred Stock was sold in transactions exempt from the registration requirements of the Securities Act by the Company on March 27, 1997 to CIBC Oppenheimer Corp. (formerly CIBC Wood Gundy Securities Corp.) (the "Initial Purchaser") pursuant to a Securities Purchase Agreement dated as of March 24, 1997 by and among the Company, the Guarantors named therein and the Initial Purchaser (the "Purchase Agreement"). The Initial Purchaser subsequently sold the Preferred Stock to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Subject to certain conditions, the Senior Preferred Stock is exchangeable in whole or in part on a pro rata basis, at the option of the Company, on any dividend payment date for the Company's 14 1/4% Exchange Debentures due 2005 (including any such securities paid in lieu of cash dividends, as described herein, the "Exchange Debentures"); provided, that immediately after giving effect to any partial exchange, there shall be outstanding shares of Senior Preferred Stock with an aggregate liquidation preference of not less than $75 million and not less than $50 million in aggregate principal amount of Exchange Debentures.

      Concurrently with the consummation of the Offerings, the Company redeemed or repurchased the Redeemed Notes, Old Preferred Stock and Old Warrants for approximately $89.4 million. The Company issued the Redeemed Notes and Series A Preferred Stock to partially finance the acquisition of WPAT-FM in New York in March 1996. The Old Warrants were redeemed pursuant to the redemption price schedule which was determined at the time of issuance.

Item 6. SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the fiscal years in the five-year period ended September 28, 1997, are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements for each of the years in the three-year period ended September 28, 1997 and the report thereon, are included elsewhere in this Annual Report. The selected consolidated financial data of the Company should be read in conjunction with the consolidated financial statements of the Company as of September 29, 1996 and September 28, 1997 and for each of the fiscal years in the three-year period ended September 28, 1997, the related notes and independent auditor's report, included elsewhere in this Annual Report. For additional information see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                         (in thousands, except ratios)

                                                                                Fiscal Year Ended
                                                           9/26/93      9/25/94      9/24/95      9/29/96     9/28/97
                                                           -------      -------      -------      -------     -------
Statement of Operations Data:
Gross broadcasting revenues ...........................   $ 35,744     $ 45,825     $ 54,152     $ 55,338     $ 67,982
Less:  agency commissions .............................     (4,116)      (5,688)      (6,828)      (6,703)      (7,972)
                                                          --------     --------     --------     --------     --------
   Net revenues .......................................     31,628       40,137       47,324       48,635       60,010
Station operating expenses (1) ........................     19,461       22,145       22,998       27,876       31,041
Corporate expenses (1) ................................      2,518        2,884        4,281        3,748        5,595
Depreciation and amortization .........................      3,598        3,256        3,389        4,556        7,619
Write-off of franchise costs (2) ......................     16,365           --           --           --           --
                                                          --------     --------     --------     --------     --------
   Operating income (loss) ............................    (10,314)      11,852       16,656       12,455       15,755
Interest expense, net .................................     14,132       14,203       12,874       16,533       22,201
Financing costs .......................................        555        3,458           --          876          299
Other expense (income) (3) ............................        (48)         (35)         381          698          492
                                                          --------     --------     --------     --------     --------
   Income (loss) before income taxes and extraordinary
     items ............................................    (24,953)      (5,774)       3,401       (5,652)      (7,237)
Income tax expense (benefit) ..........................         46       (2,231)       1,411       (1,166)      (2,715)
                                                          --------     --------     --------     --------     --------
   Income (loss) before extraordinary items ...........    (24,999)      (3,543)       1,990       (4,486)      (4,522)
Extraordinary gain (loss) (4) .........................         --       70,255           --           --       (1,647)
                                                          --------     --------     --------     --------     --------
   Net income (loss) ..................................   $(24,999)    $ 66,712     $  1,990     $ (4,486)    $ (6,169)
                                                          ========     ========     ========     ========     ========
Other Data:
Broadcast cash flow (5) ...............................   $ 12,167     $ 17,992     $ 24,326     $ 20,759     $ 28,969
EBITDA (6) ............................................      9,649       15,108       20,045       17,011       23,374
Capital expenditures ..................................      1,723          897        4,888        3,811        2,022
Net cash interest .....................................     11,066       12,916        7,459        7,759       13,175
Non-cash interest .....................................      3,066        1,287        5,415        8,774        9,026
                                                          --------     --------     --------     --------     --------
   Interest expense, net ..............................     14,132       14,203       12,874       16,533       22,201
Net cash provided by operating activities .............      4,803        4,121       14,438        8,813        6,386
Net cash used in investing activities .................     (1,723)        (897)      (4,988)     (90,195)    (144,358)
Net cash provided by (used in) financing activities ...     (1,373)       4,514       (3,769)      69,036      144,791

                                                                                 At
                                                           9/26/93      9/25/94      9/24/95      9/29/96     9/28/97
                                                           -------      -------      -------      -------     -------
Balance Sheet Data:
Cash and cash equivalents..............................   $   4,398    $ 12,137     $ 17,817     $  5,468     $12,288
Net working capital (deficiency).......................    (142,807)     11,981       21,994        9,172       1,626

                  Notes to Selected Historical Financial Data

(1) Station operating expenses include engineering, programming, selling and general and administrative expenses.

(2) Concurrently with the refinancing described below in note 4, the Company obtained appraisals for the assets of its radio stations. The appraised values of certain stations were less than the carrying values of such assets, including franchise costs, by $16, 365,255, in the aggregate. Based on the appraisals and management's own evaluation of the recoverability of franchise costs in relation to the then current market conditions in the broadcasting industry, the Company reduced the carrying amounts of the applicable franchise costs by $16,365,255 through a charge to operations in fiscal 1993 consolidated statement of operations.

(3) During the 1996 and 1997 fiscal years, the Company wrote down the value of the land and building which had been used for the offices and studios of KLAX-FM in Los Angeles. The write down, of $697,741, and $487,973, respectively, were based on current market values of real estate in the Los Angeles area.

(4) On June 29, 1994, the Company sold 107,059 units, each consisting of $1,000 principal amount of the Company's 12 1/2% Notes and the Warrants. The 12 1/2% Notes were issued at a substantial discount from their principal amount. The sale of the 12 1/2% Notes and the Warrants generated gross proceeds of $94,000,000 and proceeds to the Company of $87,774,002, net of financing costs of $6,225,998. Of the $94,000,000 of gross proceeds from the sale of the 12 1/2% Notes and the Warrants, $88,603,000 was allocated to the 12 1/2% Notes and $5,397,000 was determined to be the value of the Warrants. Of the net proceeds from the sale of the 12 1/2% Notes and the Warrants, $83,000,000 was used to satisfy in full the Company's obligations to its two former principal lenders and the balance was used to settle litigation with a former stockholder and for general corporate purposes. The Company realized a gain of $70,254,772 in connection with its repayment of all obligations to its two former principal lenders because it was able to satisfy in full these obligations at substantial discounts to their face amounts in accordance with restructuring agreements between the Company and such lenders.

      In March 1997, the Company recorded an extraordinary loss resulting from the redemption of the Redeemed Notes at par which was approximately $1.5 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $1.3 million, net of the related tax benefit of approximately $1.1 million.

(5) The term "broadcast cash flow" means operating income before depreciation and amortization, write-down of franchise costs and corporate expenses. Broadcast cash flow should not be considered in isolation from, or as a substitute for, net income or cash flow and other consolidated income or cash flow statement data or as a measure of the Company's profitability or liquidity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, broadcast cash flow is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance.

(6) EBITDA represents income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization, write-down of franchise costs and other expenses and income. The Company has included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service its debt obligations. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flow as an indicator of the Company's operating performance.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's financial results depend on a number of factors, including the strength of the national economy and the local economies served by the Company's stations, total advertising dollars dedicated to the markets served by the Company's stations, advertising dollars targeted to the Hispanic consumers in the markets served by the Company's stations, the Company's stations' audience ratings, the Company's ability to provide popular programming, local market competition from other radio stations and other advertising media, and governmental regulation and policies.

      Gross revenues derived from radio advertising are affected primarily by the advertising rates the Company's radio stations are able to charge and the number of advertisements that can be broadcast without jeopardizing audience listening levels and the resultant audience ratings. Advertising rates are, in large part, based upon each station's ability to attract audiences in demographic groups targeted by advertisers. Audience levels are generally measured by quarterly Arbitron Radio Market Reports. Each of the Company's stations strives to maximize net revenues by actively managing the amount of airtime available for sale and adjusting prices based upon local market conditions and audience ratings.

      In the radio broadcasting industry, stations may utilize trade or barter agreements to provide advertising time in exchange for goods or services (such as travel and products used in promotional campaigns or "give-aways") instead of cash compensation. In each of the 1995, 1996 and 1997 fiscal years the Company sold approximately 94%, 94% and 96%, respectively, of its available advertising time for cash. The Company believes that its percentage of advertising time sold for cash will increase in the future as its stations' ratings increase.

      Although advertising contracts are generally short-term, the Company has long-term relationships with many of its advertisers. In the 1996 and 1997 fiscal years, approximately 80% of the Company's gross revenues from the broadcast of advertising was generated from local advertising and approximately 20% was from national advertising. Each station's local sales staff solicits advertising directly from local advertisers or through an advertising agency representing local advertisers. During the first quarter of the 1997 fiscal year, the Company terminated its relationship with Katz Communications, Inc., who served as the Company's national sales representative for national broadcast advertising. During the second quarter of fiscal 1997, the Company entered into a seven-year agreement with Caballero Spanish Media, LLC, a division of Interep ("Caballero"), to act as its new national sales representative on terms which the Company believes are more favorable than the Katz contract. See "Business--Advertising."

      In March 1996, the Company acquired WPAT-FM in New York for $86.4 million including financing costs and the Company's results include the operations of WPAT-FM from such date. Pursuant to the terms of an LMA, the Company began operating WPAT-FM on January 26, 1996 and the revenues of WPAT-FM and the costs associated with the LMA are included in the Company's operating results from that date until the date of the acquisition.

      In March 1997, the Company acquired WRMA-FM and WXDJ-FM in Miami and WLEY-FM (formerly WYSY-FM) in Chicago for $111 million and $33.0 million, respectively. The Company's results include the operations of these stations from such date.

      The Company reports its revenues and expenses on a broadcast month basis. "Broadcast month basis" means a four or five week period ending on the last Sunday of each calendar month. For the 1997 and 1995 fiscal years, the Company reported 52 weeks of revenues and expenses as compared to 53 weeks for the 1996 fiscal year.

      As is true of other radio groups, the Company's performance is customarily measured by its ability to generate broadcast cash flow and EBITDA. "Broadcast cash flow" means operating income before depreciation and amortization, write-down of franchise costs and corporate expenses. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, the Company believes that broadcast cash flow and EBITDA are useful in evaluating the Company because such measures are accepted by the broadcasting industry as generally recognized measures of performance and are used by securities industry analysts who publish reports on the performance of broadcasting companies. In addition, the Company has included information concerning EBITDA in this Annual Report because it is used by certain investors as a measure of a company's ability to service its debt obligations and it is also the basis for determining compliance with certain covenants in the Indentures and the Certificate of Designation. Broadcast cash flow and EBITDA are not intended to be substitutes for operating income (as determined in accordance with generally accepted accounting principles), or alternatives to cash flow from operating activities (as a measure of liquidity), or alternatives to net income.

      The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and the third fiscal quarter (April through June) generally produces the highest revenues, primarily due to increased levels of advertising during this period. The Company's operating results in any period may also be affected by the occurrence of advertising and promotional expenses that do not produce revenues in the period in which the expenses are incurred.

Fiscal Year 1997 Compared to Fiscal Year 1996

      Net revenues. Net revenues increased to $60.0 million for fiscal 1997 from $48.6 million for fiscal 1996, an increase of $11.4 million, or 23.5%. This increase was due primarily to the inclusion of results of WRMA-FM and WXDJ-FM which were purchased on March 27, 1997 and increased net revenues by $7.7 million and the inclusion of the results of WPAT-FM for the entire year as opposed to the eight months during the previous year. The increase in net revenues also resulted from an increase of $1.1 million in net revenues from the Company's Los Angeles stations. These increases were offset by decreases in net revenues from certain of the Company's existing stations, including a decrease of $3.0 million from the operations of WCMQ-AM and WCMQ-FM, and a decrease of $0.5 million from the operations of WSKQ-FM and WXLX-AM. Additionally, the acquisition in the Chicago market, WLEY-FM, contributed $0.4 million in net revenues.

      Operating expenses. Total operating expenses increased to $44.3 million for fiscal 1997 from $36.2 million in fiscal 1996, an increase of $8.1 million, or 22.4%. The higher operating expenses were caused by an increase of $3.2 million in broadcasting operating expenses, $3.1 million in depreciation and amortization expense and an increase of $1.8 million in corporate expenses.

      The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of the recently acquired stations in Miami, WRMA-FM and WXDJ-FM, the newly acquired station in Chicago, WLEY-FM as well as a full year of expenses for WPAT-FM. The increase in corporate expenses was caused by higher salaries and higher professional fees. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM, WLEY-FM and WPAT-FM.

      Operating income. Operating income increased to $15.8 million in fiscal 1997 from $12.5 million in fiscal 1996, an increase of $3.3 million, or 26.4%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.

      EBITDA. EBITDA increased $6.4 million, or 37.6% from $17.0 million in fiscal 1996 to $23.4 million in fiscal 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses.

     Other expenses. Other expenses, comprised mostly of interest expense, increased to $23.0 million for fiscal 1997 from $18.1 million in fiscal 1996, an increase of $4.9 million, or 27.1%. The increase was caused mostly by interest expense on the 11% Notes issued to partially finance the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM and the retirement of the Redeemed Notes, which only resulted in six months of interest expense in fiscal year 1996.

     Net loss. As a result of the Company's refinancing of its debt and the issuance of the 11% Notes which partially financed the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM, the Company recorded an extraordinary loss on the retirement of old debt for the amount paid in excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs. The amount of this loss is $1.6 million, net of income taxes. Consequently, the Company's net loss for fiscal year 1997 was $6.2 million compared to a net loss of $4.5 million for fiscal year 1996, an increase in the net loss of $1.7 million, or 37.8%.

Fiscal Year 1996 Compared to Fiscal Year 1995

      Net revenues. Net revenues increased to $48.6 million for fiscal 1996 from $47.3 million for fiscal 1995, an increase of $1.3 million, or 2.7%. This increase was due primarily to an increase in net revenues of $7.2 million and $0.7 million by the Company's stations in New York and Miami, respectively, offset by a decrease in revenues of $6.6 million from the Los Angeles stations. The newly acquired radio station WPAT-FM which commenced operations in January 1996 had net revenues of $4.6 million. The Company's other New York stations experienced net revenue increases primarily as a result of rating increases that allowed the stations to increase their advertising rates. The Miami stations contributed to the net revenues growth due to more effective sales efforts. The Company's Los Angeles stations' revenues were adversely affected by a decline in ratings which resulted in decreased advertising revenues. In fiscal 1996, net revenues from national advertising decreased 5% while local advertising increased by 3%.

      Operating expenses. Total operating expenses increased to $36.2 million during fiscal 1996 from $30.7 million during fiscal 1995, an increase of $5.5 million or 17.9%. As a percentage of net revenues, total operating expenses increased to 74.4% in fiscal 1996 from 64.8% in fiscal 1995. The increase was caused by increases of $1.1 million in engineering and programming expenses, $3.7 million in selling, general and administrative expenses and $1.2 million in depreciation and amortization, partially offset by a $0.5 million decline in corporate expenses.

      The primary reasons for the increase in engineering and programming expenses were the costs associated with operating the newly acquired station in New York, WPAT-FM, the settlement of a lawsuit with an ex-employee in Miami, the increase in salary and a starting bonus for a new on-air personality in Miami and increased engineering costs in the New York and Miami markets. Selling, general and administrative expenses were also impacted by the operation of WPAT-FM. Additionally, the Company's other stations in the New York market experienced increases in selling salaries, bonuses and national representative commissions due to the sales improvements, the settlement of a lawsuit with a former customer and the reserve of a loan to a former employee. The Los Angeles stations' advertising and promotional expenses increased primarily due to billboard and television campaigns. The Miami stations experienced a rise in salaries and commissions resulting from higher revenues. Sports related programming increased due to the first year of the Company broadcasting the Miami Dolphins' football games.

      The lower corporate expenses were caused by lower bonuses, as well as lower professional fees. An increase in depreciation and amortization resulted mainly from the amortization of the franchise costs related to the WPAT-FM purchase.

      Operating income. Operating income decreased from $16.7 million in fiscal 1995 to $12.5 million in fiscal year 1996, a decrease of $4.2 million or 25.1%. This decrease was due to the increase in operating expenses partially offset by the increase in net revenues.

      EBITDA. EBITDA decreased to $17.0 million from $20.0 million, a decrease of $3.0 million, or 15.0%. Such decrease, similar to operating income, was caused by the increase in operating expenses exclusive of depreciation and amortization, partially offset by the increase in net revenues.

      Other expenses. Other expenses, comprised of interest expense, net of interest income and refinancing costs, increased to $18.1 million from $13.3 million, an increase of $4.8 million, or 36.1%. The increase resulted mainly from the additional interest incurred on the Redeemed Notes issued during this fiscal year to help purchase WPAT-FM. Additionally, the Company incurred non-recurring financial costs and wrote down the carrying value of a building in Los Angeles.

      Net income (loss). The Company had a net loss of $4.5 million in fiscal year 1996 compared to net income of $2.0 million in fiscal year 1995. This change was caused by the decrease in operating income combined with the increase in other expenses, previously discussed.

Fiscal Year 1995 Compared to Fiscal Year 1994

      Net revenues. Net revenues increased to $47.3 million for fiscal 1995 from $40.1 million for fiscal 1994, an increase of $7.2 million, or 18.0%. The increase in net revenues primarily was due to an increase in net revenues of $4.6 million in New York as a result of advertising price increases related to WSKQ-FM's improved Arbitron ranking, growth in net revenues in Los Angeles of $1.6 million due to a 41.5% increase in national advertising at KLAX-FM and KXMG-AM and growth in net revenues in Miami of $1.0 million due to promotional and sports programming events. In fiscal 1995, net revenues from national and local advertising increased 41% and 18%, respectively.

      Operating expenses. Total operating expenses increased to $30.7 million during fiscal 1995 from $28.3 million in fiscal 1994, an increase of $2.4 million or 8.5%. However, as a percentage of net revenues, total operating expenses decreased to 64.8% in fiscal 1995 from 70.5% in fiscal 1994. Operating expenses increased in fiscal 1995 as follows: corporate expenses increased by $1.4 million, selling, general and administrative expenses increased by $0.6 million, engineering and programming expenses increased by $0.2 million and depreciation and amortization increased by

$0.1 million. Corporate expenses increased as a result of higher salaries, bonuses (principally to Messrs. Alarcon, Jr. and Garcia totaling approximately $783,000), professional fees and insurance costs. Selling, general and administrative expenses increased in all markets, primarily as a result of higher promotion expenses and higher sales commissions due to increased net revenues. The increase in engineering and programming expenses resulted primarily from higher music license fees related to increased sales in New York and the settlement of a lawsuit relating to music license fees.

      Operating income. For fiscal 1995, the Company had operating income of $16.7 million compared to operating income of $11.9 million for fiscal 1994, an increase of $4.8 million, or 40.3%. This growth was caused by the increase in net revenues in fiscal 1995, which was offset by the increase in operating expenses discussed above.

      EBITDA. EBITDA increased to $20.0 million during fiscal 1995 from $15.1 million during fiscal 1994, an increase of $4.9 million or 32.5%. The growth in EBITDA was caused by an increase in net revenues which was partially offset by the increase in operating expenses discussed above. EBITDA margin increased to 42.4% during fiscal 1995 from 37.6% during fiscal 1994.

      Other expenses. Other expenses decreased to $13.3 million in fiscal 1995, from $17.6 million in fiscal 1994, a decrease of $4.3 million or 24.4%. The principal reasons for the decrease were the absence of refinancing costs in fiscal 1995, higher interest income of $0.5 million, as well as lower interest expenses. These decreases were offset by a charge of $0.4 million related to the settlement of litigation with a former stockholder.

      Net income. The Company had net income of $2.0 million for fiscal 1995 compared to net income of $66.7 million for fiscal 1994. This decrease was due primarily to the absence in fiscal 1995 of an extraordinary gain of $70.3 million (net of income taxes) associated with the refinancing of the Company's indebtedness in fiscal 1994. Excluding the extraordinary gain, the Company had a net loss of $3.5 million in fiscal 1994 compared to net income of $2.0 million for fiscal 1995. The increase in net income before extraordinary items in fiscal 1995 was due primarily to the increase in the Company's net operating income in fiscal 1995 described above and the decrease in other expenses.

Liquidity and Capital Resources

      Management believes that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the 11% Notes and cash interest expense on the 12 1/2% Notes, which, commencing June 15, 1997, began accruing cash interest at a rate of 12 1/2% per annum) for the foreseeable future, capital expenditures and operating obligations. However, significant assumptions (none of which can be assured) underlie this belief, including that (i) the Company will be able to successfully integrate the Acquisitions, (ii) economic conditions within the radio broadcasting market and economic conditions generally will not deteriorate in any material respect, (iii) the Company will be able to successfully implement its business strategy, (iv) the Company will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities, and (v) no future acquisition will adversely affect the Company's liquidity. The Company expects that it may be required to refinance additional 12 1/2% Notes on or prior to their maturity on June 15, 2002, and no assurance can be given that it will not be required to refinance the 11% Notes and/or the Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

      Historically, the Company's capital expenditures have been for the improvements and technical upgrades of its broadcasting equipment as well as for acquisitions of and upgrades of its facilities. For the fiscal year ended September 28, 1997, capital expenditures were $2.0 million, primarily used for the construction of a new tower and antenna system at the leased site in New Jersey for WXLX-AM. For the fiscal year ended September 29, 1996, capital expenditures were $3.8 million, used mostly for the upgrade of the Company's Los Angeles building. In fiscal 1995, the Company's capital expenditures were $4.9 million, of which $3.6 million was used to produce and upgrade a building to which the Company relocated the studio and administrative facilities for its Los Angeles stations; $0.3 million used to upgrade the studio and technical equipment in Los Angeles; and $0.4 million used to purchase the antenna and broadcast license of WSKP-FM in Key West.


      On July 2, 1997, the Company entered into the One-on-One Agreement with respect to the sale of WXLX-AM, KXMG-AM and WCMQ-AM. On September 29, 1997, the Company sold the assets, certain liabilities (other than potential environmental liabilities at the transmitter site of WXLX-AM) and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26 million. On December 2, 1997, the Company consummated the sale of the assets and FCC licenses of KXMG-AM to One-on-One for a purchase price of $18 million.

      In accordance with the terms of the 12 1/2% Notes, as modified by the Second Supplemental Indenture, dated as of March 21, 1997, the Company used $25 million of the net proceeds of the Dispositions to make offers to purchase 12 1/2% Notes.

Item 7A. QUANTITATVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item 8 is included following "Item 14. Index to Consolidated Financial Statements and Schedules, and Reports on Form 8-K" appearing at the end of this Annual Report on Form 10-K.

PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 10. DIRECTORS AND OFFICERS OF THE EXECUTIVE REGISTRANT

      The following table sets forth the names, ages and positions of the directors and executive officers of the Company. Each director of the Company serves until his successor is elected and qualifies.


Name                      Age     Current Position with the Company
----                      ---     ---------------------------------
Raul Alarcon Jr*          41      President and Chief Executive Officer and a
                                  Director of the Company
Jose Grimalt              69      Secretary and a Director of the Company
Joseph Garcia             52      Executive Vice President, Chief Financial
                                  Officer of the Company and Assistant Secretary
Carey Davis               43      Vice President and General Manager of the
                                  New York Stations
Pablo Raul Alarcon, Sr.   71      Chairman of the Board of Directors of the
                                  Company
Arnold Sheiffer*          64      Director of the Company



----------

* Member of the Audit and the Compensation Committees of the Board of Directors.

      Raul Alarcon, Jr. has been the President and Chief Executive Officer of the Company since its formation in June 1994. He also serves as the President and a Director of Spanish Broadcasting System, Inc., a New Jersey corporation that is wholly-owned by the Company ("SBS-NJ"), and President or Vice President of those of the Company's other subsidiaries that own and operate the Company's radio stations. Mr. Alarcon, Jr. joined SBS-NJ as a sales manager in 1983 and became a Director and the President and Chief Executive Officer of SBS-NJ in 1986. Mr. Alarcon, Jr. is responsible for the Company's long-range strategic planning and was instrumental in the acquisition and financing of each of the Company's radio stations. Mr. Alarcon, Jr. is the son of Mr. Alarcon, Sr. and the son-in-law of Mr. Grimalt.

      Jose Grimalt has been the Secretary of the Company since its formation in June 1994. He also serves as a Director and the Secretary of SBS-NJ and those of the Company's subsidiaries that own and operate the Company's radio stations. From 1969 to 1986, Mr. Grimalt owned and operated Spanish language station WLVH-FM in Hartford, Connecticut with a contemporary Spanish language music format. In 1984, Mr. Grimalt became a stockholder and the President of the Company's California subsidiary which operates KXMG-AM in Los Angeles. Mr. Grimalt is Mr. Alarcon, Jr.'s father-in-law.

      Joseph Garcia has been the Chief Financial Officer of the Company since the Company was formed in June 1994. He was appointed Vice President in March 1996. He joined SBS-NJ in 1984 and since then has served as the Chief Financial Officer of SBS-NJ and those of the Company's subsidiaries that own and operate the Company's radio stations. Before joining SBS-NJ, Mr. Garcia spent thirteen years in financial positions with General Foods, Philip Morris and Revlon, where he was Manager of Financial Planning for Revlon -- Latin America. In addition to conventional financial duties, Mr. Garcia assists the Company's President in formulating strategic plans for the acquisition of radio properties and negotiating for bank financing and capital formation.

      Carey Davis has been the Vice President and General Manager of the New York stations since February 1997. Mr. Davis previously spent 11 years with Westinghouse/CBS Corp., including six years as the General Sales Manager for WINS-AM in New York City and most recently as Vice President/Sales Development for the CBS and Westinghouse stations.

      Pablo Raul Alarcon, Sr. has been the Chairman of the Board of Directors of the Company since its formation in June 1994. He also serves as the Chairman of the Board of SBS-NJ, and those of the Company's other subsidiaries that own and operate the Company's radio stations. Mr. Alarcon, Sr. has been involved in Spanish language radio broadcasting for much of his life. Mr. Alarcon, Sr. is the father of Raul Alarcon, Jr.

      Arnold Sheiffer was elected to the Company's Board of Directors in December 1994. He is a private investor. From January 1990 until September 30, 1994, Mr. Scheiffer was an officer, director and stockholder of Katz, the largest national sales representation firm in the broadcasting industry. From January 1992 until September 30, 1994, Mr. Sheiffer served as Executive Vice President and Chief Operating Officer of Katz. From January 1990 to January 1992, he was Senior Vice President and Chief Financial Officer of Katz. From June 1989 until January 1990, Mr. Sheiffer was retained by Katz as a financial consultant. For approximately 30 years prior thereto, Mr. Sheiffer was the managing director of A. Sheiffer & Company, certified public accountants.

Item 11. EXECUTIVE COMPENSATION

      The following sets forth all compensation awarded to, earned by or paid for services rendered to the Company and its subsidiaries in all capacities during the fiscal years 1997, 1996 and 1995 by the Company's Chief Executive Officer and the Company's next three highest paid executive officers at September 28, 1997, whose annual salary and bonus exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                   Other Annual
Name                        Principal Position             Year       Salary           Bonus       Compensation
----                        ------------------             ----       ------           -----       ------------
Raul Alarcon, Jr.           President and Chief            1997    $1,361,647        $     --      $         (2)
                            Executive Officer              1996       746,584 (1)     237,000                (2)
                                                           1995       374,725 (1)     552,000                (2)
Pablo Raul Alarcon, Sr.     Chairman of the Board of       1997       474,000         200,000                (2)
                            Directors                      1996       464,000         112,000                (2)
                                                           1995       424,246         100,000                (2)
Jose Grimalt                Secretary and Director         1997       310,184              --                (2)
                                                           1996       250,000          12,000                (2)
                                                           1995       235,000              --                (2)
Joseph A. Garcia            Executive Vice President       1997       244,671          53,100                (2)
                            and Chief Financial Officer    1996       214,659           5,000                (2)
                                                           1995       182,807         231,000                (2)

----------
(1) Excludes amounts paid by the Company in connection with the lease by the Company of an apartment in New York, New York owned by Mr. Alarcon, Jr. and used by the Company's employees and customers. See "Certain Relationships and Related Transactions."
(2) Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

Director Compensation

      Directors do not receive any compensation for serving on the Company's Board of Directors. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. The Company also maintains a directors' and officers' liability insurance policy for its directors.

Employment Agreements and Arrangements

      In February 1997, the Company entered into a three-year employment agreement with Carey Davis, pursuant to which Mr. Davis will serve as the Vice President and General Manager of the New York stations. Mr. Davis will be paid a base salary of $225,000 per year and will receive customary executive benefits. Additionally, he will be paid a cash bonus in the event the New York stations achieve certain broadcast cash flow targets. The agreement also contains a non-competition provision for a three-month period following termination of Mr. Davis' employment.

      In March 1997, the Company entered into a five-year employment agreement with Raul Alarcon, Jr. pursuant to which Mr. Alarcon, Jr. will continue to serve as President and Chief Executive Officer of the Company. The agreement provides for a base salary of $1.3 million, which may be increased by the Board of Directors in its sole discretion. Under the terms of the agreement,

Mr. Alarcon, Jr. will be paid a cash bonus equal to the sum of (i) 2.5% of the dollar increase in same station revenue in the aggregate for any fiscal year and
(ii) 5.0% of the dollar increase in same station broadcast cash flow for any fiscal year (collectively "Incentive Compensation"). If Mr. Alarcon, Jr.'s employment is terminated by the Company as a result of Mr. Alarcon, Jr.'s disability (as defined), or by Mr. Alarcon, Jr. for Good Reason, he will be entitled to receive all accrued salary, bonuses and Incentive Compensation to the date of termination plus his salary, bonuses and Incentive Compensation for the remainder of the term of his employment agreement. Mr. Alarcon, Jr. will also receive certain executive benefits, including use of automobiles, and an apartment in New York City (not to exceed $150,000 per year). Mr. Alarcon, Jr. will also be reimbursed for his relocation expenses to Miami, Florida in an amount not to exceed $100,000. The Company intends to declare a dividend on the Common Stock of $4 million the ("Distribution") of which Mr. Alarcon, Jr. will receive 78.2% (or $3.1 million).

Option Plan

      The Company adopted a stock option plan in 1994 (the "Plan") pursuant to which 26,750 shares of the Company's Class A Common Stock are reserved for issuance upon the exercise of options to be granted thereunder. Officers, directors and/or key employees of the Company are eligible to participate in the Plan. As of September 28, 1997, no options had been granted under the Plan.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The members of the Compensation Committee are Messrs. Alarcon, Jr. and Scheiffer. Mr. Alarcon, Jr. is the President and Chief Executive Officer of the Company. The Compensation Committee did not meet in fiscal 1997. Compensation for the Company's executive officers for fiscal 1997 was determined by Mr. Alarcon, Jr. See "Item 13. Certain Relationships and Related Transactions."

Limitations on Directors' and Officers' Liability

      The Company's Amended and Restated Certificate of Incorporation (the "Charter") limits the liability of directors to the maximum extent permitted by Delaware law, which specifies that a director of a company adopting such a provision will not be personally liable for monetary damages for breach of fiduciary duty as a director, except for liability: (i) for any breach of the director's duty of loyalty to the company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or (iv) for any transaction from which the director denied an improper personal benefit.

      The Company's By-laws provide for mandatory indemnification of directors and authorize indemnification for officers (and others) in such manner, under such circumstances and to the fullest extent permitted by the Delaware General Corporation Law, which generally authorizes indemnification as to all expenses incurred or imposed as a result of actions, suits or proceedings if the indemnified parties act in good faith and in a manner they reasonably believe to be in or not opposed to the best interests of the Company. The Company believes that these provisions are necessary or useful to attract and retain qualified persons as directors and officers.

      There is no pending litigation or proceeding involving a director or officer as to which indemnification is being sought.

Item 12. COMMON STOCK

      The following table sets forth information concerning the beneficial ownership of the Company's common stock as of the date of this Prospectus by:
(i) each person known to the Company to own beneficially more than 5% of any class of common stock; (ii) each director and each named executive officer; and
(iii) all directors and executive officers of the Company as a group. All shares are owned with sole voting and investment power.

                                                                                                 Percentage
                                                                                                     of
                                                                                                  Economic     Percentage
                                                          Percent                                 Ownership     of Voting
                                                             of                     Percentage     of all       Power of
                                            Class A       Class A       Class B     of Class B     Common      all Common
Executive Officers (1)                    Shares (2)       Shares      Shares (2)     Shares        Stock         Stock
----------------------                    ----------      --------     ----------   ----------    ----------   ----------
Pablo Raul Alarcon, Sr .............              --          --          36,400          75%           6%          31%
Raul Alarcon, Jr ...................         558,135         100%             --          --           92%          59%
Jose Grimalt .......................              --          --          12,133          25%           2%          10%
Arnold Sheiffer ....................              --          --              --          --           --           --
Joseph Garcia ......................              --          --              --          --           --           --
All executive officers and directors
as a group .........................         558,135         100%         48,533         100%         100%         100%


----------
(1) The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 3191 Coral Way, Miami, FL 33145.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

      In August 1995, the Company loaned $200,000 to a former employee, which amount remains outstanding. The amount is fully reserved.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1992, Mr. Alarcon, Jr. organized Nuestra Telefonica, Inc., a New York corporation ("Nuestra") to operate long distance telephone service in Spanish to serve the Hispanic population in the markets served by the Company's radio stations. In February 1993, Nuestra entered into an access agreement with a common carrier and commenced operations. Nuestra advertised its Spanish language long distance telephone service on the Company's radio stations in Los Angeles and New York and purchased such air time at standard station rates. Since early 1994, Nuestra has not utilized any air time on the Company's radio stations. As of September 29, 1996 and September 28, 1997, Nuestra owed the Company, $663,059, of which $373,190 relates to unpaid air time and $289,869 relates to certain expenses paid by the Company on Nuestra's behalf. The amounts due are recorded on the Company's books as a receivable and due from related party asset, respectively. Mr. Alarcon, Jr. has personally guaranteed the payment of $533,124 of Nuestra's obligations to the Company. Mr. Alarcon, Jr., the Company's President and Chief Executive Officer, is Nuestra's Chairman and majority shareholder. Joseph A. Garcia, the Company's Chief Financial Officer, is Nuestra's President and a minority shareholder.

      In 1992, Messrs. Alarcon, Sr. and Alarcon, Jr. acquired a building in Coral Gables, Florida, for the purpose of housing the studios of WCMQ-AM (which has since been sold as part of the Dispositions) and WCMQ-FM. In June 1992, SBS-Florida, a subsidiary of the Company, entered into a 20-year net lease with Messrs. Alarcon, Sr. and Alarcon, Jr. for the Coral Gables building which provides for a base monthly rent of $9,000. This building currently houses the offices and studios of WCMQ-FM and WZMQ-FM. The lease on the stations' previous studios expired in October 1993, was for less than half the space of the stations' present studios and had a monthly rental of approximately $7,500. Based upon its prior lease for studio space, the Company believes that the lease for the current studio is at market rates.

      Effective July 1993, Messrs. Alarcon, Sr. and Alarcon, Jr. executed promissory notes to the Company for the principal amounts of $492,173 and $1,617,086, respectively. Those promissory notes evidenced loans made by the Company to Messrs. Alarcon, Sr. and Alarcon, Jr. over several prior years. They were to mature in 2001 and bore interest at the rate of six (6%) percent per annum until July 19, 1994 and thereafter at the lesser of nine (9%) percent per annum or the prime rate charged by the Chase Manhattan Bank, N.A. Interest on the unpaid principal amount was payable annually. In December 1995, the Company exchanged the promissory notes described above for amended and restated notes in the principal amounts of $577,323 and $1,896,913 due from Messrs. Alarcon, Sr. and Alarcon, Jr., respectively. The amended and restated notes bear interest at the rate of 6.36% per annum, and mature on December 30, 2025, and are payable in thirty (30) equal annual installments of $43,570 and $143,158, respectively, on December 30th of each year commencing December 30, 1996. The payments due on December 30, 1996 have not yet been made. As of September 28, 1997 $577,323 and $1,896,913, plus accrued and unpaid interest to date, was outstanding, respectively, on such promissory notes.

      In connection with Mr. Alarcon, Jr.'s relocation from the New York metropolitan area to the Miami metropolitan area, the Company has advanced to Mr. Alarcon, Jr. an aggregate of $1,050,229.63 to pay certain relocation expenses. On July 16, 1997, Mr. Alarcon, Jr. executed a promissory note to the Company for the principal amount of $1,050,229.63 to evidence such advances. The note is payable on demand and bears interest at a rate of 7% per annum. In the event the Company declares the Distribution, the Company may, at its option, reduce the amount of principal and interest owing under the note in lieu of making such payments to Mr. Alarcon, Jr.

      For the year ended September 28, 1997, the Company paid operating expenses aggregating approximately $116,000 for a boat owned by CMQ Radio, Inc. ("CMQ"), a North Carolina corporation owned equally by Messrs. Alarcon, Sr. and Alarcon, Jr. The boat is used by the Company for business entertainment. For the year ended September 28, 1997, the amount paid by the Company for its use of the boat owned by CMQ was comparable to amounts it would have paid had the Company leased the boat from an unaffiliated party.

      The Company leases a two-bedroom furnished condominium apartment in midtown Manhattan from Mr. Alarcon, Jr. for a monthly rent of $9,000. The lease commenced in August 1987 and expired in August 1997. It is now on a month-to-month basis. Generally, the apartment is used by the Company's executives, customers and business associates. The Company believes that the lease for this apartment is at market rates. It is also leasing an apartment in the same area from Mr. Grimalt for a monthly rent of $3,000 which is being used by the New York operations Programming Director when he is in New York.

      Mr. Grimalt's son was employed by the Company as an operations manager for which he was paid $110,355 for the year ended September 28, 1997.

Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


     (a)(1)  Financial Statements

           o      Index to Consolidated Financial Statements

           o      Independent Auditors' Report

           o Consolidated Balance Sheets as of September 29, 1996 and September 28, 1997.

           o Consolidated Statements of Operations for each of the years in the three-year period ended September 28, 1997.

           o Consolidated Statements of Changes in Stockholders' Deficiency for each of the years in the three-year period ended September 28, 1997.

           o Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 28, 1997.

           o      Notes to Consolidated Financial Statements.

        (2)  Financial Statement Schedules

           o      Schedule II Valuation and Qualifying Accounts

                  All other schedules are omitted because they either are not applicable or the required information is included in the financial statements or notes thereto appearing elsewhere in this Annual Report.

     (b)     Reports on Form 8-K

           o Form 8-K, dated as of September 15, 1997 (Commission File No. 33-82114)

     (c)     Exhibits

        Exhibit
        Number            Description
        -------           -----------
           10.1 Amended and Restated Certificate of Incorporation of the Company, dated March 21, 1996 (incorporated by reference to
                 Exhibit 3.1.1 of the Company's Current Report on Form 8-K dated March 25, 1996 (the "1996 Current Report")).

           10.2  By-Laws of the Company (incorporated by reference to Exhibit
                 3.1.2 of the Company's Registration Statement on Form S-4 (Commission File No. 33- 82114) (the "1994 Registration Statement")).

           10.3 Certificate of Designation of Senior Exchangeable Preferred Stock, Series A, filed March 27, 1997 (incorporated by reference to the Current Report).

            10.4 Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the 1994 Registration Statement).

            10.5 Second Supplemental Indenture dated as of March 21, 1997 to Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Current Report).

            10.6 Indenture dated as of March 15, 1997, among the Company, the Guarantors named therein, IBJ Schroder Bank & Trust Company, as Trustee, and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the Current Report).

            10.7 Exchange Debenture Indenture dated as of March 15, 1997, among the Company, the Guarantors named therein, U.S. Trust Company of New York, as Trustee, and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the Current Report).

            10.8 Securities Purchase Agreement dated as of March 24, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the Current Report).

            10.9 Unit Agreement dated as of March 15, 1997 among the Company, the Guarantors and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Current Report).

            10.10 Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the Current Report).

            10.11 Common Stock Registration Rights and Stockholders Agreement
                  dated as of March 15, 1997 among the Company, certain Management Stockholders named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the Current Report).

            10.12 Notes Registration Rights Agreement dated as of March 15, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the Current Report).

            10.13 Preferred Stock Registration Rights Agreement dated as of
                  March 15, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy

                  Securities Corp., as Initial Purchaser (incorporated by reference to the Current Report).

            10.14 National Radio Sales Representation Agreement dated as of
                  February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the Current Report).

            10.15 Employment Agreement dated as of March 4, 1997 between Raul
                  Alarcon, Jr. and the Company (incorporated by reference to the Current Report).

            10.16 Employment Agreement dated September 27, 1996 between Russell
                  Oasis and the Company (incorporated by reference to Exhibit
                  10.42 of the Company's Annual Report on Form 10-K for the Year Ended September 29, 1997 (the "1996 10-K").

            10.17 Asset Purchase Agreement dated September 16, 1996 among Raul
                  Alarcon, Jr., New Age Broadcasting, Inc., The Seventies Broadcasting Corporation and the Company, and with respect only to Section 9.3 thereof, Alan Potamkin, Russell Oasis and Robert Potamkin (incorporated by reference to Exhibit 10.43 of the 1996 10-K).

            10.18 First Amendment to Asset Purchase Agreement dated December 26,
                  1996 among Raul Alarcon, Jr., New Age Broadcasting, Inc., The Seventies Broadcasting Corporation and the Company, and with respect only to Section 9.3 thereof, Alan Potamkin, Russell Oasis and Robert Potamkin (incorporated by reference to the Current Report).

            10.19 Second Amendment to Asset Purchase Agreement dated February
                  28, 1997 among Raul Alarcon, Jr., New Age Broadcasting, Inc., The Seventies Broadcasting Corporation and the Company, and with respect only to Section 9.3 thereof, Alan Potamkin, Russell Oasis and Robert Potamkin (incorporated by reference to the Current Report).

            10.20 Asset Purchase Agreement dated August 22, 1996 between
                  Infinity Holdings Corp. of Orlando and the Company (incorporated by reference to Exhibit 10.44 of the 1996 10-K).

            10.21 Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).

            10.22 1994 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 of the 1994 Registration Statement).

            10.23 Broadcast Station License dated September 20, 1983 issued by the Federal Communications Commission ("FCC") to Sabre Broadcasting Corporation in connection with WXLX-AM, together with an Assignment thereof from Sabre Broadcasting Corporation to Spanish Broadcasting System, Inc., a New Jersey Corporation ("SBS-NJ") and evidence of license renewal (incorporated by reference to Exhibit 10.8.1 of the 1994 Registration Statement).

            10.24 Construction Permit dated July 21, 1993 issued by the FCC to
                  SBS-NJ in connection with WXLX-AM (incorporated by reference to Exhibit 10.8.2 of the 1994 Registration Statement).

            10.25 AM Broadcast Station Construction Permit dated February 1,
                  1991 issued by the FCC to SBS-NJ in connection with WXLX-AM (incorporated by reference to the 1996 Current Report).

            10.26 Ground Lease dated December 18, 1995 between Louis Viola
                  Company and SBS-NJ (incorporated by reference to the 1996 Current Report).

            10.27 Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

            10.28 Broadcast Station License dated November 23, 1994 issued by the FCC to Spanish Broadcasting System of New York, Inc. ("SBS-NY"), in connection with WSKQ-FM (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994 (the "1994 10- K")).

            10.29 Broadcast Station License dated September 24, 1990 issued by the FCC to Spanish Broadcasting System of Florida, Inc. ("SBS-Fla") in connection with WCMQ-AM, together with evidence of license renewal (incorporated by reference to Exhibit 10.10 of the 1994 Registration Statement).

            10.30 Evidence of renewal of Federal Communications Commission
                  ("FCC") Broadcast Radio License of WCMQ-AM (incorporated by reference to the 1996 Current Report).

            10.31 Broadcast Station License dated April 1, 1994 issued by the
                  FCC to SBS-Fla in connection with WCMQ-FM, together with evidence of license (incorporated by reference to Exhibit
                  10.11 of the 1994 Registration Statement).

            10.32 Evidence of renewal of FCC Broadcast Radio License for WCMQ-FM
                  (incorporated by reference to the 1996 Current Report).

            10.33 Broadcast Station License dated July 28, 1993 issued by the
                  FCC to SBS-Fla in connection with WZMQ-FM (incorporated by reference to Exhibit 10.12 of the 1994 Registration Statement).

            10.34 Evidence of renewal of FCC Broadcast Radio License for WZMQ-FM
                  (incorporated by reference to the 1996 Current Report).

            10.35 Broadcast Station License dated April 8, 1986 issued by the
                  FCC to SBS-NJ in connection with KXMG-AM, together with evidence of license renewal (incorporated by reference to Exhibit 10.13 of the 1994 Registration Statement).

            10.36 Broadcast Station License dated February 21, 1992 issued by the FCC to SBS-Fla in connection with KLAX-FM, together with evidence of license renewal (incorporated by reference to Exhibit 10.14 of the 1994 Registration Statement).

            10.37 Broadcast Station License dated June 26, 1995 issued by the
                  FCC to CSJ Investments, Inc. in connection with WSKP-FM (the "WSKP Broadcast License") (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1995 (the "1995 10-K")).

            10.38 Consent to Assignment of the WSKP Broadcast License from CSJ
                  Investments, Inc. to SBS-Fla issued by the FCC (incorporated by reference to the 1995 10-K).

            10.39 Evidence of renewal of FCC Broadcast Radio License for WSKP-FM
                  (incorporated by reference to the 1996 Current Report).

            10.40 Lease and License Agreement dated February 1, 1991 between
                  Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).

            10.41 Modification of Lease and License dated June 30, 1992 between
                  Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).

            10.42 Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).

            10.43 Employment Agreement dated April 26, 1993 by and between
                  SBS-NY, and Alfredo Rodriguez (incorporated by reference to Exhibit 10.16 of the 1994 Registration Statement).

            10.44 Employment Agreement dated June 23, 1995 by and between
                  Spanish Broadcasting Systems of California, Inc. ("SBS-CA") and Alfredo Rodriquez (incorporated by reference to Exhibit
                  10.15 to 1995 10-K).

            10.45 Employment Agreement dated October 24, 1995 between SBS-NY and
                  Beatriz Pino (incorporated by reference to Exhibit 10.18 of 1995 10-K).

            10.46 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-NJ in connection with WXLX-AM (incorporated by reference to Exhibit 10.20 of the 1994 Registration Statement).

            10.47 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-NY in connection with WSKQ-FM (incorporated by reference to Exhibit 10.21 of the 1994 Registration Statement).

            10.48 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-CA in connection with KXMG-AM (incorporated by reference to Exhibit 10.22 of the 1994 Registration Statement).

            10.49 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-CA in connection with KLAX-FM (incorporated by reference to Exhibit 10.23 of the 1994 Registration Statement).

            10.50 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-Fla in connection with WCMQ-AM (incorporated by reference to Exhibit 10.24 of the 1994 Registration Statement).

            10.51 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-Fla in connection with WCMQ-FM (incorporated by reference to Exhibit 10.25 of the 1994 Registration Statement).

            10.52 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-Fla in connection with WZMQ-FM (incorporated by reference to Exhibit 10.26 of the 1994 Registration Statement).

            10.53 Promissory Note, dated as of December 31, 1995 of Raul
                  Alarcon, Sr. to SBS-NJ in the principal amount of $577,323 (incorporated by reference to Exhibit 10.26 of the 1995 10-K).

            10.54 Promissory Note, dated as of December 31, 1995 of Raul
                  Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913 (incorporated by reference to Exhibit 10.27 of the 1995 10-K).

            10.55 Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr.,
                  Raul Alarcon, Jr. and SBS-Fla (incorporated by reference to
                  Exhibit 10.30 of the 1994 Registration Statement).

            10.56 Transmitted Facility Sublicense (KTYM/KSKQ-FM) dated as of
                  June 1, 1991 between Trans-America Broadcasting Corporation and SBS-CA relating to KSKQ-FM (Baldwin Hills Tower Lease) (incorporated by reference to Exhibit 10.31 of the 1994 Registration Statement).

            10.57 Indenture dated October 12, 1988 between Alarcon Holdings,
                  Inc. and SBS-NJ related to the studio located at 26 West 56th Street, NY, NY (incorporated by reference to Exhibit 10.32 of the 1994 Registration Statement).

            10.58 Communications Equipment Site Lease Agreement between Freeman
                  Properties, Inc. and SBS-Fla dated July 1, 1992 (WZMQ/WKLG-FM) (incorporated by reference to Exhibit 10.33 of the 1994 Registration Statement).

            10.59 Lease Option Agreement made as of October 1, 1995 between
                  KPWR, Inc. and the Company relating to Flint Peak (incorporated by reference to the 1996 Current Report).

            10.60 Form of Lease Agreement by and between KPWR, Inc. and the
                  Company relating to KLAX (incorporated by reference to the 1996 Current Report).

            10.61 Asset Purchase Agreement dated as of October 30, 1995 between
                  SBS-NJ and Park Radio of Greater New York, Inc. ("Park Radio") (incorporated by reference to Exhibit 10.32 of the 1995 10-K).

            10.62 First Amendment dated as of March 18, 1996 to the Asset
                  Purchase Agreement dated as of October 1995, among SBS-NJ, Park Radio and SBS of Greater New York ("SBS-GNY") (incorporated by reference to the 1996 Current Report).

            10.63 Escrow Agreement dated as of October 30, 1995 by and among
                  SBS-NJ, Park Radio and Media Ventures (incorporated by reference to the 1996 Current Report).

            10.64 Time Brokerage Agreement dated as of January 20, 1995 between the SBS-GNY and Park Radio (incorporated by reference to the 1996 Current Report).

            10.65 Broadcast Station License dated June 1, 1984 issued by the FCC to Capital Cities Communications, Inc. ("Capital Cities") in connection with WPAT-FM, together with FCC License Renewal authorization granted October 29, 1991 to Park Radio, as assignee of Capital Cities and the assignment of the Broadcast Station License for WPAT-FM from Park Radio to SBS-NY (incorporated by reference to the 1996 Current Report).

            10.66 Agreement of Lease dated as of March 1, 1996. No WT-1744-A119
                  1067 between The Port Authority of New Jersey and SBS-GNY as assignee of Park Radio (incorporated by reference to the 1996 Current Report).

            10.67 Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company's Registration Statement on Form
                  S-4 (Commission File No. 333-26295)).

            10.68 Amendment No. 1 dated as of September 29, 1997 to the Asset
                  Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc. and One-on-One Sports, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated October 15, 1997 (Commission File No. 33-82114)).

            10.69 Promissory Note, dated July 16, 1997 of Raul Alarcon, Jr. to the Company in the principal amount of $1,050,229.63 (incorporated by reference to

                  Exhibit 10.63 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295)).

                   Index to Consolidated Financial Statements



                                                                        Page


Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of September 29, 1996 and
September 28, 1997.                                                     F-3

Consolidated Statements of Operations for each of the years in
the three-year period ended September 28, 1997.                         F-4

Consolidated Statements of Changes in Stockholders' Deficiency
for each of the years in the three-year period ended September
28, 1997.                                                               F-5

Consolidated Statements of Cash Flows for each of the years in
the three-year period ended September 28, 1997.                         F-6

Notes to Consolidated Financial Statements.                             F-7

Financial Statement Schedule:

    Schedule II Valuation and Qualifying Accounts                      F-30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Spanish Broadcasting System, Inc.:

We have audited the consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of September 29, 1996 and September 28, 1997, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2(d) to the consolidated financial statements, effective September 25, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                                                     /s/ KPMG Peat Marwick LLP

New York, New York
December 22, 1997

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 29, 1996 and September 28, 1997

                            Assets                                             1996          1997
                                                                               ----          ----
Current assets:
    Cash and cash equivalents                                              $  5,468,079    12,287,764
    Receivables:
       Trade (note 7)                                                        12,104,500    17,226,345
       Barter                                                                 3,236,289     3,290,728
                                                                           ------------  ------------
                                                                             15,340,789    20,517,073
    Less allowance for doubtful accounts                                      4,510,763     5,405,095
                                                                           ------------  ------------
                  Net receivables                                            10,830,026    15,111,978
    Other current assets                                                      1,115,332     1,409,906
                                                                           ------------  ------------
                  Total current assets                                       17,413,437    28,809,648
Property and equipment, net of accumulated depreciation
    of $13,662,458 in 1996 and $15,448,267 in 1997
    (notes 4 and 9)                                                          18,873,036    18,409,415
Franchise costs, net of accumulated amortization
    of $16,673,482 in 1996 and $22,048,929
    in 1997 (notes 3 and 5)                                                 133,917,182   273,631,766
Deferred financing costs, net of accumulated
    amortization of $1,974,195 in 1996 and
    $3,038,202 in 1997 (note 5)                                               6,235,341     9,262,314
Due from related party (note 7)                                                 289,869       289,869
Deferred income taxes (note 10)                                                      --     3,674,287
Other assets                                                                    131,294       289,784
                                                                           ------------  ------------
                                                                           $176,860,159   334,367,083
                                                                           ============  ============


          Liabilities and Stockholders' Deficiency                            1996           1997
          ----------------------------------------                            ----           ----
Current liabilities:
    Current portion of Senior secured notes (note 5)                      $          --     15,000,000
    Current portion of other long-term debt (note 6)                             53,572         44,644
    Accounts payable                                                          1,564,015      1,367,572
    Accrued expenses                                                          3,354,192      3,722,777
    Accrued interest                                                          2,394,621      4,536,627
    Unearned revenue                                                            875,256      1,551,255
    Dividends payable                                                                --        960,761
                                                                          -------------   ------------
          Total current liabilities                                           8,241,656     27,183,636

12 1/2 % Senior secured notes due 2002, net of unamortized discount
    of $7,612,631 in 1996 and $3,238,037 in 1997 (note 5)                    99,446,369     88,820,963
12 1/4% Senior secured notes due 2001, net of unamortized discount
    of $1,818,118 in 1996 (note 5)                                           35,381,003             --
11% Senior secured notes due 2004 (note 5)                                           --     75,000,000


Other long-term debt, less current portion (note 6)                           1,033,368      4,147,676

Deferred income taxes payable                                                   387,960             --

Redeemable Preferred Stock:
    Series A Preferred Stock, $.01 par value. Authorized 49,201 shares in 1996; issued and outstanding 39,951 shares (liquidation value
    $39,951,000) in 1996 (note 5)                                            35,938,659             --

    14 1/4% Senior Exchangeable Preferred Stock, $.01 par
    value.  Authorized 413,930 shares, issued and outstanding
    186,706 shares (liquidation value $186,706,000) in 1997 (note 5)                 --    171,261,919

Stockholders' deficiency (notes 5 and 8):
    Class A common stock, $.01 par value. Authorized
       5,000,000 shares; issued and outstanding
       558,135 shares in 1996 and 1997                                            5,581          5,581
    Class B common stock, $.01 par value.  Authorized
       200,000 shares; issued and outstanding
       48,533 shares in 1996 and 1997                                               485            485
    Additional paid-in capital                                               10,806,004      6,590,473
    Accumulated deficit                                                     (11,906,690)   (35,119,184)
                                                                          -------------   ------------
                                                                             (1,094,620)   (28,522,645)

    Less loans receivable from stockholders (note 7)                         (2,474,236)    (3,524,466)
                                                                          -------------   ------------
          Total stockholders' deficiency                                     (3,568,856)   (32,047,111)
                                                                          -------------   ------------
Commitments and contingencies (notes 3, 9 and 11)
                                                                          $ 176,860,159    334,367,083
                                                                          =============   ============

See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

           Fiscal years ended September 24, 1995, September 29, 1996
                             and September 28, 1997

                                                       1995                 1996                1997
                                                       ----                 ----                ----
Gross revenues                                      $ 54,152,328          55,337,720          67,981,407
Less agency commissions                                6,828,430           6,702,302           7,971,827
                                                    ------------         -----------        ------------
  Net revenues                                        47,323,898          48,635,418          60,009,580
                                                    ------------         -----------        ------------

Operating expenses (notes 7 and 9):

  Engineering                                          1,484,585           1,773,027           2,099,116
  Programming                                          5,044,967           5,864,066           7,081,521
  Selling                                             11,106,770          13,864,695          14,980,035
  General and administrative                           5,361,320           6,374,622           6,879,443
  Corporate expenses                                   4,281,141           3,747,714           5,595,403
  Depreciation and amortization                        3,389,034           4,555,978           7,618,921
                                                    ------------         -----------        ------------
                                                      30,667,817          36,180,102          44,254,439
                                                    ------------         -----------        ------------
  Operating income                                    16,656,081          12,455,316          15,755,141

Other income (expense):
  Interest expense, net of interest income of
   $826,821 in 1995, $547,952 in 1996 and
   $462,358 in 1997                                  (12,874,392)        (16,533,278)        (22,201,114)
  Financing costs                                         -                 (876,579)           (299,240)
  Other, net (notes 4 and 11)                           (380,660)           (697,741)           (491,308)
                                                     ------------         -----------        ------------
   Income (loss) before income taxes and
    extraordinary item                                 3,401,029          (5,652,282)         (7,236,521)

Income tax expense (benefit) (note 10)                 1,411,394          (1,165,800)         (2,714,411)
                                                    ------------         -----------        ------------
   Income (loss) before extraordinary item             1,989,635          (4,486,482)         (4,522,110)

Extraordinary item - loss on extinguishment of
  debt, net of deferred income taxes of
  $1,097,836 (note 5)                                     -                    -               (1,646,753)
                                                    ------------         ------------       -------------
   Net income (loss)                                $  1,989,635           (4,486,482)         (6,168,863)
                                                    ============         ============       =============

See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM INC.
                                AND SUBSIDIARIES
         Consolidated Statements of Changes in Stockholders' Deficiency


         Fiscal years ended September 24, 1995, September 28, 1996 and
                                 September 28, 1997


                                        Class A common stock       Class B common stock
                                     --------------------------  ------------------------
                                                                                              Total      Additional
                                                                                             par value    paid-in    Accumulated
                                      No. of shares  Par value   No. of Shares  Par value  common stock   capital      deficit
                                      -------------  ----------  -------------  ---------  ------------  ----------  -----------
Balance at September 25, 1994 ........    558,135      $5,581       48,533          $485      6,066       5,660,934    (6,415,517)
Increase in loans receivable from
     stockholders ....................      -              -            -            -            -            -           -
Net income ...........................      -              -            -            -            -            -        1,989,635
                                         --------      ------      -------      --------     -------     ----------   -----------
Balance at September 24, 1995 ........    558,135       5,581       48,533           485       6,066      5,690,934    (4,425,882)
Increase in loans receivable from
     stockholders ....................      -              -            -            -            -            -             -
Costs incurred with issuance of
     Series A Preferred Stock
       (note 5) ......................      -              -            -            -            -      (1,718,437)         -
Issuance of warrants (note 5) ........      -              -            -            -            -       6,833,507          -
Accretion of preferred stock .........      -              -            -            -            -            -         (541,416)
Preferred stock issued as dividends
     (note 5) ........................      -              -            -            -            -            -       (2,452,910)
Net loss .............................      -              -            -            -            -            -       (4,486,482)
                                         --------      ------       -------     --------     -------     ----------   -----------
Balance at September 29, 1996 ........    558,135       5,581        48,533          485       6,066     10,806,004   (11,906,690)

Increase in loans receivable
     from stockholders ...............      -              -             -           -            -            -             -

Purchase and retirement of preferred
     stock and warrants (note 5) .....      -              -             -           -            -     (11,887,981)         -

Costs associated with issuance of
     14 1/4% Senior Exchangeable
     Preferred Stock (note 5) ........      -              -             -           -            -      (8,952,550)         -

Issuance of warrants (note 5).........      -              -             -           -            -      16,625,000          -

Accretion of Preferred Stock .........      -              -             -           -            -           -        (1,659,695)
Preferred Stock issued as dividends
     (note 5) ........................      -              -             -           -            -           -       (13,030,211)

Cash dividends on Preferred Stock ....      -              -             -           -            -           -        (2,353,725)
Net loss .............................      -              -             -           -            -           -        (6,168,863)
                                         --------      ------       -------     --------     -------     ----------   -----------
Balance at September 28, 1997 ........    558,135      $5,581        48,533         $485       6,066      6,590,473   (35,119,184)
                                         ========      ======       =======     ========     =======     ==========   ===========

-------------------
See accompanying notes to consolidated financial statements


                                         Less: loans        Total
                                       receivable from   stockholders'
                                         stockholders     deficiency
                                      ----------------  -------------
Balance at September 25, 1994 ........    (2,241,908)     (2,960,485)
Increase in loans receivable from
     stockholders ....................      (179,304)       (179,304)
Net income ...........................       -             1,989,635
                                         -----------    ------------
Balance at September 24, 1995 ........    (2,421,272)     (1,150,154)
Increase in loans receivable from
     stockholders ....................       (52,964)        (52,964)
Costs incurred with issuance of
     Series A Preferred Stock
       (note 5) ......................          -         (1,718,437)
Issuance of warrants (note 5) ........          -          6,833,507
Accretion of preferred stock .........          -           (541,416)
Preferred stock issued as dividends
     (note 5) ........................          -         (2,452,910)
Net loss .............................          -         (4,486,482)
                                         -----------    ------------
Balance at September 29, 1996 ........    (2,474,236)     (3,568,856)

Increase in loans receivable
     from stockholders ...............    (1,050,230)     (1,050,230)

Purchase and retirement of preferred
     stock and warrants (note 5) .....          -        (11,887,981)

Costs associated with issuance of
     14 1/4% Senior Exchangeable
     Preferred Stock (note 5) ........          -         (8,952,550)

Issuance of warrants (note 5).........          -         16,625,000

Accretion of Preferred Stock .........          -         (1,659,695)
Preferred Stock issued as dividends
     (note 5) ........................          -        (13,030,211)

Cash dividends on Preferred Stock ....          -         (2,353,725)
Net loss .............................          -         (6,168,863)
                                         -----------    ------------
Balance at September 28, 1997 ........    (3,524,466)    (32,047,111)
                                         ===========    ============

-------------------
See accompanying notes to consolidated financial statements

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 Fiscal years ended September 24, 1995, September 29, 1996 and
                                       September 28, 1997

                                                                 1995           1996          1997
                                                                 ----           ----          ----
Cash flows from operating activities:
   Net income (loss)                                         $  1,989,635    (4,486,482)    (6,168,863)
                                                             ------------   -----------   ------------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Loss on extinguishment of debt                                  --            --      2,744,589
       Depreciation and amortization                            3,389,034     4,555,978      7,618,921
       Change in allowance for doubtful accounts                1,379,365      (674,123)       894,332
       Amortization of debt discount                            4,617,496     5,591,004      4,772,539
       Interest satisfied through the issuance of New Notes            --     2,199,121      1,185,722
       Amortization of deferred financing costs                   797,766       984,001      1,390,736
       Write down of fixed assets                                      --       697,741        487,973
       Interest added to principal of seller note                      --            --        161,523
       Imputed interest                                            95,559            --             --
       Deferred income taxes                                    1,081,738    (1,357,722)    (4,062,247)
       Changes in operating assets and liabilities:
         (Increase) decrease in receivables                    (2,843,053)    1,043,961     (5,176,284)
         Increase in other current assets                        (223,518)     (566,062)      (294,574)
         (Increase) decrease in other assets                    3,900,002       148,272       (158,490)
         (Decrease) increase in accounts payable                 (249,024)      310,374       (196,443)
         Increase in accrued expenses                             275,432       292,468        368,585
         Increase in accrued interest                              38,179        52,702      2,142,006
         Decrease in income taxes payable                          (8,101)     (196,835)            --
         Increase in unearned revenue                             197,468       218,381        675,999
                                                             ------------   -----------   ------------

            Total adjustments                                  12,448,343    13,299,261     12,554,887
                                                             ------------   -----------   ------------

            Net cash provided by operating activities          14,437,978     8,812,779      6,386,024
                                                             ------------   -----------   ------------

Cash flows from investing activities:
   Additions to property and equipment                         (4,888,188)   (3,811,436)    (2,022,344)
   Acquisition of radio stations                                 (100,305)  (86,358,962)  (142,335,513)
   Increase in franchise costs                                         --       (24,980)            --
                                                             ------------   -----------   ------------

            Net cash used in investing activities              (4,988,493)  (90,195,378)  (144,357,857)
                                                             ------------   -----------   ------------

Cash flows from financing activities:
   Increase in dividends payable                                       --            --             --
   Redemption of Senior secured notes                                  --            --    (38,414,562)
   Redemption of Series A preferred stock                              --            --    (42,699,590)
   Redemption of warrants                                              --            --     (8,323,000)
   Repayments of other debt                                    (2,843,176)     (120,691)       (56,143)
   Proceeds from senior notes, net of financing costs
     of $1,605,426 in 1996 and $5,712,407 in 1997                      --    33,394,574     69,287,593
   Proceeds from Redeemable Series A Preferred Stock
     and warrants, net of issuance costs of
     $1,718,437 in 1996 and $8,952,550 in 1997                         --    35,781,563    166,047,450
   (Increase) decrease in deferred financing costs               (412,111)       33,999             --
   Increase in loans receivable from stockholders                (179,304)      (52,964)    (1,050,230)
   Repayment of loan payable to stockholder                      (200,000)           --             --
   Advances to related party                                     (134,342)       (2,922)            --
                                                             ------------   -----------   ------------
            Net cash provided by (used in) financing
               activities                                      (3,768,933)   69,033,559    144,791,518
                                                             ------------   -----------   ------------

            Net increase (decrease) in cash and
               cash equivalents                                 5,680,552   (12,349,040)     6,819,685

Cash and cash equivalents at beginning of year                 12,136,567    17,817,119      5,468,079
                                                             ------------   -----------   ------------

Cash and cash equivalents at end of year                     $ 17,817,119     5,468,079     12,287,764
                                                             ============   ===========   ============


See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   September 24, 1995, September 29, 1996 and
                               September 28, 1997

(1)  Organization and Nature of Business

     Spanish Broadcasting System, Inc. (the "Company") was organized under the laws of the State of Delaware on June 1, 1994 to serve as a holding company, directly or indirectly, for seven active corporations, each of which either owns or services radio stations and each of which was owned by three Principal Stockholders. The Principal Stockholders and the Company entered into a contribution agreement pursuant to which on June 29, 1994, upon FCC approval, among other releases, the Principal Stockholders contributed to the Company all of the capital stock in eight of the corporations beneficially owned by them in exchange for common stock of the Company.

     The Company owns and operates twelve Spanish-language radio stations serving the New York, Miami, Chicago and Los Angeles markets through its direct and indirect subsidiaries, Spanish Broadcasting System of New York, Inc., SBS of Greater New York, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System of California, Inc., SBS of Greater Miami, Inc. and SBS of Illinois, Inc. Additionally, the Company's other direct and indirect subsidiaries include Alarcon Holdings, Inc. ("Alarcon"), Spanish Broadcasting System Network, Inc. ("SBS Network") and SBS Promotions, Inc. ("SBS Promotions"). Alarcon owns and operates the building where the Company's New York offices are located. SBS Network and SBS Promotions are currently dormant. SBS Network was formerly the Company's exclusive agency representative for national advertising sales. SBS Promotions formerly performed promotional services for the Company's radio stations.


(2)  Summary of Significant Accounting Policies and Related Matters

     (a) Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. The Company is a holding company with no independent assets or operations other than its investments in subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company's subsidiaries (hereinafter referred to in this paragraph collectively as "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for the Company's senior unsecured notes and new senior secured notes referred to in

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2), Continued

         note 5. The Subsidiary Guarantors are wholly owned and constitute all of the Company's direct and indirect subsidiaries, except for certain subsidiaries that are not consequential. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) the aggregate assets, liabilities, earnings and equity of such subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

         The Company's fiscal year is the 52-week period which ends on the last Sunday of September.

     (b) Revenue Recognition

         Revenues are recognized when advertisements are aired.

     (c) Property and Equipment

         Property and equipment are stated at cost. The Company depreciates the cost of its property and equipment using the straight-line method over the respective estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

         The Company capitalized interest in connection with the renovation of its facilities. The capitalized interest is recorded as part of the related building and is amortized over the estimated useful life of the building.

     (d) Long-Lived Assets

         In March 1995, Statement of Financial Accounting Standards No. 121, (Statement 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the fourth

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2), Continued

         quarter of fiscal 1996, the Company elected early adoption of Statement
         121. See note 4 for impairment losses related to fixed assets.

     (e) Franchise Costs

         Franchise costs represent the excess cost to acquire the Company's radio station assets over the allocated fair value of the net tangible assets acquired and are amortized on a straight-line basis over periods not exceeding 40 years, based on the industry practice of renewing franchises periodically. In evaluating the recoverability of franchise costs, management gives consideration to a number of factors, including analysis of the estimated future undiscounted cash flows from operations for each market, the dispositions of other radio properties in specific markets and input from appraisers.

     (f) Financing Costs

         During fiscal 1996, the Company expensed $876,579 of costs related to an initial public offering that was aborted. The net deferred financing costs at September 29, 1996 and September 28, 1997 amount to $6,235,341 and $9,262,314, respectively. The 1996 balance relates to the additional financing obtained in connection with the acquisition of radio station WPAT-FM as discussed in note 5. Additional amounts in 1997 relate to the refinancing of certain of the Company's debt and additional financing obtained in connection with the Company's acquisition of WXDJ-FM and WRMA-FM in Miami and WLEY-FM in Chicago as discussed in note 5.

         Deferred financing costs are being amortized on a straight-line basis over the respective lives of the related indebtedness and the related amortization is included in interest expense.

     (g) Barter Transactions

         The Company records barter transactions at the fair value of goods or services received.

     (h) Cash Equivalents

         Cash equivalents, consisting primarily of interest-bearing money market accounts and certificates of deposits with original maturities of three months or less, totaled approximately $4,697,000 and $12,288,000 at September 29, 1996 and September 28, 1997, respectively.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2), Continued

     (i) Income Taxes

         The Company files a consolidated Federal income tax return with its direct and indirect subsidiaries. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k) Concentration of Risk

         All of the Company's business is conducted in the New York, Miami, Los Angeles and Chicago markets. In fiscal 1995, net revenues earned from radio stations located in New York, Miami, and Los Angeles represented 37%, 16%, and 47%, respectively, of total revenues; in fiscal 1996, 51%, 17%, and 32%, respectively, of total revenues and in fiscal 1997, 49%, 22%, and 28%, respectively, of total revenues. In fiscal 1997, 1% of total revenues was represented by the Chicago market. The increase in market concentration risk in New York in fiscal 1996 results from the acquisition of WPAT-FM as discussed in note 3. The increase in market concentration risk in Miami and Chicago in 1997 results from the acquisitions of WRMA-FM and WXDJ-FM in Miami and WLEY-FM in Chicago as discussed in note 3.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3)  Acquisitions

     On March 25, 1996, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WPAT-FM for $84,550,000, plus financing and closing costs of $1,808,962. The Company financed this purchase with a combination of the proceeds from the issuance of the Company's Redeemable Series A Preferred Stock, 12-1/4% Senior Secured Notes due 2001 (see note 5) together with cash on hand. The Company assumed operational responsibility of WPAT-FM on January 20, 1996 under an interim agreement, at which time the Company changed the musical format of WPAT-FM to Spanish language adult contemporary.

     On March 27, 1997, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of WRMA-FM and WXDJ-FM for $111,000,000 plus closing costs of $835,513.

     On March 27, 1997, the Company acquired the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WYSY-FM for $33,000,000 plus closing costs of $500,000. The Company subsequently changed the call letters to WLEY-FM.

     The Company financed the purchases of WRMA-FM, WXDJ-FM, and WLEY-FM with proceeds from a combination of issuances consisting of 175,000 shares of the Company's 14 1/4% Series A, Senior Exchangeable Preferred Stock, liquidation preference $1,000 per share, and warrants to purchase 74,900 shares of the Company's Class A common stock par value $.01 per share and $75 million aggregate principal amount of the Company's 11% Senior Notes due 2004 (see note 5), plus a note payable to the seller of WLEY-FM for $3,000,000.

     The Company's consolidated results of operations include the results of WPAT-FM, WRMA-FM, WXDJ-FM, and WLEY-FM from the dates of acquisition. These acquisitions have been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally franchise costs, based on their estimated fair values at the dates of acquisition.

     The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions of WPAT-FM, WRMA-FM and WXDJ-FM had occurred as of the beginning of fiscal 1996 after giving effect to certain adjustments, including amortization of franchise costs, and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(3), Continued


         occur in the future. The results of WLEY-FM prior to its acquisition have not been included in the pro forma summary as the acquisition does not meet the significance test for presentation of pro forma information.

                                                   Year ended
                                                   ----------
                                      September 29, 1996   September 28, 1997
                                      ------------------   ------------------
                                                   (unaudited)
Net revenues                             $ 65,173,000          66,762,000
Loss before extraordinary item             (6,130,000)         (3,498,000)
Net loss                                   (6,130,000)         (5,145,000)


 (4) Property and Equipment

     Property and equipment consist of the following at September 29, 1996 and September 28, 1997:

                                                                         Estimated
                                           1996             1997        useful lives
                                           ----             ----        ------------
Land                                  $  1,798,785         1,413,287             --
Building and building leasehold
   improvements                         15,349,050        15,324,227     20   years
Tower and antenna systems                5,517,659         6,709,991     7-15 years
Studio and technical equipment           4,562,969         4,874,321     10   years
Furniture and fixtures                   1,543,918         1,549,749     3-10 years
Transmitter equipment                    1,264,093         1,266,747     7-10 years
Leasehold improvements                   1,085,922         1,135,176     5-13 years
Computer equipment                         935,563         1,378,908     5    years
Other                                      477,535           205,276     5    years
                                      ------------        ----------
                                        32,535,494        33,857,682
Less accumulated depreciation
   and amortization                     13,662,458        15,448,267
                                      ------------        ----------
                                      $ 18,873,036        18,409,415
                                      ============        ==========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4), Continued

     During fiscal 1996 and 1997, the Company wrote down the value of its land and building located on Sunset Boulevard in Los Angeles (which was part of the assets acquired in the purchase of the Los Angeles AM radio station) by $697,741 and $487,973, respectively. The write downs were based on current market values of real estate in the Los Angeles area. This amount is included in "other, net" in the accompanying consolidated statement of operations.

(5)  Senior Notes and Preferred Stock

     On June 29, 1994, the Company, through a private placement offering (the "Offering") completed the sale of 107,059 units (the "Units"), each consisting of $1,000 principal amount of 12-1/2% Senior Notes (the "Notes") due 2002 and 107,059 Warrants (the "Warrants") each to purchase one share of Class A voting common stock at a price of $0.01 per share. The Notes and Warrants became separately transferable on June 29, 1994. The Notes were issued at a substantial discount from their principal amount and generated proceeds to the Company of $87,774,002, net of financing costs of $6,225,998. Of the $94,000,000 of gross proceeds, $88,603,000 was allocated to the Notes and $5,397,000 was determined to be the value of the Warrants.

     The Notes bear interest at a rate of 7-1/2% per annum from the date of original issue until June 15, 1997 and at a rate of 12-1/2% per annum from and after such date until maturity on June 15, 2002. Interest is payable semiannually on June 15 and December 15, commencing December 15, 1994. The Notes will not be redeemable at the option of the Company, except that the Company may redeem up to $20 million aggregate principal amount of the Notes on or prior to June 15, 1997 at 110% of the accreted value of the Notes, plus accrued and unpaid interest to the redemption date, out of the proceeds of one or more public offerings of the Company's common stock. The Notes are senior unsecured obligations of the Company and are unconditionally guaranteed, on a senior unsecured basis, as to payment of principal, premium, if any, and interest, jointly and severally, by each subsidiary of the Company. In the event of a change of control, as defined, the Company will be required to make an offer to purchase all of the outstanding Notes at a purchase price equal to 101% of their accreted value, in the case of a purchase prior to June 15, 1997, and thereafter at a purchase price equal to 101% of the principal amount thereof, in each case plus accrued and unpaid interest to the date of purchase. The indenture pursuant to which the Notes are issued contains covenants restricting the incurrence of additional indebtedness, the payment of dividends and distributions, the creation of liens, asset sales, mergers or consolidations, among other things. The Company registered the Notes with the Securities and Exchange Commission, which

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

 (5), Continued

     registration became effective on October 26, 1994. The discount on the Notes is being amortized over the term of the Notes to result in an effective interest rate of 12-1/2% per annum.

     The Warrants will expire on June 30, 1999. Each warrant entitles the holder to acquire, on or after the exercise date, as defined, and prior to the expiration date, one share of Class A voting common stock at $0.01 per share, subject to adjustment from time to time upon the occurrence of certain changes in common stock, common stock distributions, issuances of options or convertible securities, dividends and distributions and certain other increases in the number of shares of common stock, as defined.

     On March 25, 1996 the Company financed the purchase of radio station WPAT-FM with a combination of the proceeds from the sale in a private placement of 37,500 shares of the Company's Redeemable Series A Preferred Stock (Preferred Stock) and $35 million of the Company's 12-1/4% Senior Secured Notes due 2001 together with cash on hand. The Company also issued to the holders of the Preferred Stock and Senior Notes warrants to purchase, in the aggregate, 6% of the Company's common stock on a fully diluted basis which are exercisable no later than June 29, 1998. Of the gross proceeds of $72.5 million, $35 million relates to the Senior Notes and $37.5 million relates to the Preferred Stock. The value of the Warrants was determined to be $6,833,507 of which $2,277,840 was allocated to the warrants associated with the Senior Notes and $4,555,667 was allocated to the warrants associated with the Preferred Stock. In connection with this transaction, the Company capitalized financing costs of $1,605,426 related to the Senior Notes and charged issuance costs of $1,718,437 related to the Preferred Stock to additional paid-in capital.

     The Senior Notes were secured by the FCC license of radio station WPAT-FM and were guaranteed by each of the Company's subsidiaries. They were senior obligations of the Company that ranked senior in right of payment to all subordinated indebtedness of the Company and equally ranked with all existing and future senior indebtedness of the Company including the Notes. The Senior Notes were due on June 1, 2001 and bore interest at the rate of 12-1/4% per annum payable quarterly, increasing by 0.25% for each three-month period from the issue date to March 1997, and 0.5% for each period of three months thereafter, provided that the interest rate on the Senior Notes may not exceed 14.75% per annum. The discount on the Senior Notes was being amortized over the term of the Senior Notes to result in an effective interest rate of 15.9% per annum, inclusive of interest rate escalations. Until March 24, 1998, interest could be paid in cash or in additional Senior Notes. The Company elected to satisfy interest due through the issuance of additional Senior Notes issued at face value of $2,199,121 in June and September 1996 and of $1,185,722 in December 1996.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

 (5), Continued

     The Preferred Stock was entitled to dividends at the rate of 12.75% per annum payable quarterly, increasing by 0.25% for each period of three months from issue date through March 1997 and 0.50% for each period of three months thereafter, provided that the dividend rate would at no time exceed 15.25%. During the first three years, dividends could be paid in cash or additional shares of Preferred Stock.

     In June 1996 and September 1996, the Company elected to satisfy the dividends due of $2,452,910 through the issuance of 2,451 additional preferred shares and $1,910 in cash (for fractional shares). In December 1996, the Company elected to satisfy dividends of $1,323,440 through the issuance of 1,322 additional Preferred shares. The holders of the Preferred Stock could, at their option, exchange Preferred Stock into Senior Notes in an amount equal to the accreted value of Notes that are redeemed or otherwise retired by the Company. The Company was required to redeem the Preferred Stock on December 1, 2002.

     Covenants under the indentures governing the Senior Notes and Preferred Stock were substantially identical to the covenants of the Notes.

     The Company was permitted to repurchase the Warrants during the first two years from issuance, assuming no Senior Notes or Preferred Stock are outstanding and such purchase is permitted under the Indenture, at prices ranging from $182.70 per Warrant to $439.38 per Warrant.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5), Continued

     On March 27, 1997, the 1996 Senior Notes and Preferred Stock and the related warrants redeemed were retired with a portion of the proceeds from issuance of the 1997 Preferred Stock and Senior Notes described below. The Company realized a loss on the extinguishment of the Senior Notes of $1,646,753, net of taxes of $1,097,836 resulting from the purchase price exceeding the Company's carrying value and the write-off of unamortized deferred financing costs. This amount has been classified as an extraordinary item in the accompanying fiscal 1997 consolidated statement of operations.

     During fiscal 1997, the Company paid $1,247,507 of interest on the Senior Notes that were retired, of which $1,185,722 was paid through the issuance of new Senior Notes. Also during 1997, the Company paid dividends of $1,392,964 on the Preferred Stock that was retired.

     On March 27, 1997, the Company financed the purchase of radio stations WRMA-FM and WXDJ-FM and WLEY-FM with proceeds from the sale through a private placement of 175,000 shares of the Company's 14 1/4% Senior Exchangeable Preferred Stock (Senior Preferred Stock) and warrants to purchase 74,900 shares of the Company's Class A Common Stock. The gross proceeds from the issuance of the Senior Preferred Stock and warrants amounted to $175 million. The value of the new warrants was determined to be $16,625,000. The Company also issued $75 million aggregate principal amount of 11% Senior Notes (the "New Senior Notes") due 2004. In connection with this transaction, the Company capitalized financing costs of $5,712,407 related to the New Senior Notes and charged issuance costs of $8,952,550 related to the Senior Preferred Stock and new warrants to paid-in-capital.

     The New Senior Notes are secured by the FCC licenses of radio stations WRMA-FM and WXDJ-FM and WLEY-FM and are guaranteed by each of the Company's subsidiaries. New Senior Notes will be senior obligations of the Company that will rank senior in right of payment to all subordinated indebtedness of the Company and equally ranked with all existing and future senior indebtedness of the Company including the Notes. The New Senior Notes are due on March 15, 2004 and bear interest at a rate of 11% per annum payable on each March 15 and September 15, commencing September 15, 1997.

     The New Senior Notes will be redeemable at the Company's option at any time on or after March 15, 2001 at the redemption prices set forth, together with accrued and unpaid interest thereon to the redemption date. In addition, the Company, at its option, may redeem in the aggregate up to 25% of the original principal amount of New Senior Notes at

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5), Continued

     any time prior to March 15, 2000, at a redemption price equal to 110% of the principal amount plus accrued and unpaid interest to the redemption date. The carrying value of the Notes and the New Senior Notes approximates market value at September 28, 1997.

     The Senior Preferred Stock is entitled to dividends at the rate of 14-1/4% per annum payable semi-annually beginning September 15, 1997. The Company, at its option, may pay dividends on any dividend payment date occurring on or before March 15, 2002 either in cash or by the issuance of additional shares of Senior Preferred Stock. In September 1997, the Company elected to satisfy the dividends due of $11,706,771 through the issuance of 11,706 additional preferred shares.

     The Senior Preferred Stock is exchangeable at the option of the Company, on any dividend payment date for the Company's 14-1/4% Exchange Debentures due March 15, 2005. The Exchange Debentures are redeemable, at the option of the Company, at any time, on or prior to March 15, 2000 at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued interest to the date of redemption. After March 15, 2000 and prior to March 15, 2002 the Exchange Debentures are not redeemable. On or after March 15, 2002, the Exchange Debentures are redeemable at the option of the Company.

     The Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at any time on or prior to March 15, 2000 at the redemption price equal to 105% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. After March 15, 2000 and prior to March 15, 2002, the Senior Preferred Stock is not redeemable. On or after March 2002, the Senior Preferred Stock will be redeemable, at the option of the Company, in whole or in part at any time, at the following redemption prices (expressed as a percentage of liquidation preference) if redeemed during the twelve-month period commencing March 15, of the applicable year set forth below plus, without duplication, an amount in cash equal to all accumulated and unpaid dividends to the redemption date:


                  Year                         Percentage
                  ----                         ----------

                  2002                            107%
                  2003                            105%
                  2004 and thereafter             100%

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5), Continued

     The Company is required, subject to certain conditions, to redeem all of the Senior Preferred Stock outstanding on March 15, 2005 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of the redemption.

     The Warrants, which expire on June 30, 1999, will entitle the holder to acquire, on or after the exercisability date and prior to the expiration date, 0.428 shares of Class A Common Stock at a price equal to $0.01 per
     0.428 shares, subject to adjustment from time to time upon the occurrence of certain changes in Common Stock, certain Common Stock distributions, certain issuances of options or convertible securities, certain dividends and distributions and certain other increases in the number of shares of Common Stock.

     The Senior Preferred Stock and the Warrants are separately transferable, subject to compliance with applicable securities laws.

     Pursuant to the asset sale and covenants in its debt and preferred stock agreements, the Company was required to use $25 million of the proceeds from the sale of its AM stations to make an offer to purchase Notes at a price of $1,100 for each $1,000 of principal. Pursuant to such an offer in October 1997 (the "Tender Offer"), the Company purchased $5,500,000 in principal amount of the Notes for total consideration of $6,050,000.

     Pursuant to a provision of the Senior Preferred Stock agreement, if by April 1, 1998, the Company did not use $15 million of the proceeds from the sale of its AM stations to repurchase Notes or New Senior Notes, the Company would have been required to issue shares of its Class A Common Stock representing 1% in the aggregate of the outstanding Common Stock of the Company to holders of the Senior Preferred Stock or any Exchange Debentures then outstanding. The Company could also sell other assets or issue capital stock, deriving certain minimum gross proceed amounts to satisfy this provision. As a result of the notes purchased in the Company's Tender Offer and the purchase by the Company of $7,666,000 in principal amount of other Notes for $8,950,055 in November 1997 with proceeds from the sale of its AM stations (see note 13), the Company has satisfied this provision. As it was the Company's intent to sell the AM stations and apply at least $15 million in proceeds to the purchase of Notes, $15 million of Notes were classified as a current liability in the accompanying balance sheet.

     Other covenants under the New Senior Notes and Senior Preferred Stock are substantially identical to the covenants of the Notes.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

 (6) Other Long-Term Debt


     Other long-term debt consists of the following at September 29, 1996 and September 28, 1997:

                                                     1996             1997
                                                     ----             ----

Obligation under capital lease with related
   party payable in monthly installments of
   $9,000, including interest at 6.25%,
   commencing June 1992 (see note 9)              $1,075,314        1,030,797

Note payable to seller of radio station
   including interest which accrues at an
   annual rate of three month LIBOR plus 450
   basis points, all due on March 27, 2003                --        3,161,523
Other                                                 11,626               --
                                                  ----------        ---------
                                                   1,086,940        4,192,320
Less current portion                                  53,572           44,644
                                                  ----------        ---------
                                                  $1,033,368        4,147,676
                                                  ==========        =========

     The scheduled maturities of other long-term debt for the five fiscal years following September 28, 1997 are as follows:

      Fiscal year ending September
      ----------------------------
                 1998                                  $    44,644
                 1999                                       47,516
                 2000                                       50,572
                 2001                                       53,825
                 2002                                       57,287
                 Thereafter                              3,938,476
                                                       -----------
                                                       $ 4,192,320
                                                       ===========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(7)  Loans with Stockholders and Related Party Transactions

     At September 28, 1997, the Company had loans receivable from stockholders totaling $3,524,466. In May 1994, these stockholders entered into agreements with the Company pursuant to which these loans would bear interest at a rate that varied with the prime rate and were to mature in 2001. Effective in December 1995, the Company exchanged the existing notes for amended and restated notes in the aggregate principal amounts of $2,474,236, including accrued interest through that date. The amended and restated notes bear interest at 6.36% per annum and mature on December 30, 2025. The notes are payable in 30 equal annual aggregate installments of $186,728, commencing on December 30, 1996. No repayments have been made as of September 29, 1997. In July 1997, the Company issued a loan to a stockholder in the amount of $1,050,230 bearing interest at 7% per annum and due on demand. The board of directors approved the issuance and the terms of the exchange of the notes. Loans receivable from stockholders have been classified as an increase in stockholders' deficiency in the accompanying consolidated balance sheets. Interest receivable on stockholder loans was $118,021 and $245,188 at September 29, 1996 and September 28, 1997, respectively, and is included in other current assets.

     At September 29, 1996 and September 28, 1997, the Company has advances totaling $289,869 due from a party related through common ownership. Payment of this balance is guaranteed by an officer of the Company. Additionally, at September 29, 1996 and September 28, 1997, the Company had trade receivables totaling $373,190 due from this related party which have been fully reserved.

     The Company pays the operating expenses for a boat owned by a party related through common ownership which is used by the Company for business entertainment purposes. Such expenses approximated $99,000, $126,000 and $116,000 for the fiscal years ended September 24, 1995, September 29, 1996 and September 28, 1997, respectively.

     The Company leased an apartment from a stockholder of the Company for annual rentals of $108,000, which expired in August 1997. Additionally, the Company occupies a building under a capital lease agreement with certain stockholders (see note 9).

(8)  Capital Stock

     During fiscal 1996, the Company amended and restated its Certificate of Incorporation to increase the aggregate number of authorized shares of $0.01 par value Class A common stock from 2,000,000 to 5,000,000 and create and authorize 500,000 shares of $0.01 par value preferred stock. Characteristics and privileges concerning the preferred stock are at the discretion of the board of directors. During fiscal 1996, 49,201 of preferred shares were designated as Redeemable Series A Preferred Stock (see note 5). In addition, the Company

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(8), Continued

     has authorized 200,000 shares of $0.01 par value Class B common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to eight votes per share. Shares of Class B common stock may be converted into an equal number of shares of Class A common stock, at the option of the holder, at any time. Each share of Class B common stock automatically converts into one share of Class A common stock on the exercise date, as defined in the Warrant agreement relating to the Notes discussed in note 5.

     In 1994, the Company adopted a stock option plan pursuant to which the Company has reserved up to 26,750 shares of Class A common stock for issuance upon the exercise of options granted under the plan. The plan covers all regular salaried employees of the Company and its subsidiaries. No options have been granted under this plan to date.

(9)  Commitments

     The Company occupies a building under a capital lease agreement with a stockholder of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at September 29, 1996 and September 28, 1997 is $963,500 and $902,000, net of accumulated depreciation of $266,500 and $328,000, respectively.

     The Company leases office space and facilities and certain equipment under operating leases, that expire at various dates through 2013. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements, Continued

(9), Continued

     At September 28, 1997, future minimum lease payments under such leases are as follows:

                                                        Capital     Operating
         Fiscal year                                     lease       leases
         -----------                                     -----       ------

           1998                                       $  149,000      887,500
           1999                                          149,000      704,700
           2000                                          149,000      493,500
           2001                                          149,000      301,800
           2002                                          149,000`     136,400
           Thereafter                                  1,437,208    3,597,700
                                                      ----------   ----------
                  Total minimum lease payments         2,182,208   $6,121,600
                                                                   ==========
                  Less executory costs                   601,333
                                                      ----------
                                                       1,580,075

                  Less interest at 6.25%                 550,078
                                                         -------
                  Present value of minimum lease
                        payments                      $1,030,797
                                                      ==========

     Total rent expense for the fiscal years ended September 24, 1995, September 29, 1996 and September 28, 1997 amounted to $943,107, $1,097,144 and
     $1,554,550, respectively.

     The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2003. The future minimum rental income to be received under these agreements as of September 28, 1997 is as follows:

         Fiscal year                                     Amount
         -----------                                     ------

           1998                                       $  497,014
           1999                                          623,130
           2000                                          642,477
           2001                                          305,674
           2002                                          256,143
           Thereafter                                    109,330
                                                      ----------

                                                      $2,433,768
                                                      ==========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

 (9), Continued

     At September 28, 1997, the Company is committed to the purchase of broadcast rights for various sports, news and other programming and has employment contracts for certain on-air talent and general managers expiring through 2003. Future payments under such contracts are as follows:

                                      Programming   Employment
           Fiscal year                 contracts     contracts       Total
           -----------                 ---------     ---------       -----

              1998                    $  69,653      2,168,617     2,238,270
              1999                       31,283      2,218,033     2,249,316
              2000                       14,286      2,005,450     2,019,736
              2001                        4,012      1,631,433     1,635,445
              2002                           --      1,015,417     1,015,417
              Thereafter                     --         62,500        62,500
                                      ---------      ---------     ---------
                                      $ 119,234      9,101,450     9,220,684
                                      =========      =========     =========

     Certain sports programming contracts provide for sharing in a portion of advertising revenues or sharing of net profits relating to the specific broadcasts. In addition, certain employment contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.


(10) Income Taxes

     Total income tax expense (benefit) for the fiscal year ended September 28, 1997 was allocated as follows:

                                      Current-       Deferred         Total
                                   State and local    Federal
                                   ---------------   ---------       -------
     Loss from operations           $   250,000     (2,964,411)     (2,714,411)
     Extraordinary item - loss on
     extinguishment of debt                  --     (1,097,836)     (1,097,836)
                                    -----------     ----------      ----------

                                    $   250,000     (4,062,247)     (3,812,247)
                                    ===========     ==========      ==========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(10), Continued

     The provision (benefit) for income taxes for the fiscal years ended September 24, 1995 and September 29, 1996 consists of the following:

                                         1995               1996
                                         ----               ----
            Current:
              State and local        $   329,656            191,922

            Deferred:
              Federal                  1,081,738         (1,357,722)
                                     -----------         ----------

                                     $ 1,411,394         (1,165,800)
                                     ===========         ==========

     During fiscal 1995 and 1996, the Company utilized net operating loss carryforwards of approximately $837,000 and $686,000 respectively.

     The difference between the fiscal 1995 income tax expense at the Federal statutory rate and the effective rate was attributable to the utilization of net operating loss carryforwards, as well as state and local income taxes. The difference between the fiscal 1996 and 1997 income tax benefit at the Federal statutory rate and the effective rate was primarily attributable to state and local income taxes, recurring non-deductible expenses and non-deductible expenses incurred in connection with the Company's financing transactions.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(10), Continued

     The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 29, 1996 and September 28, 1997 is as follows:

                                                           1996          1997
                                                           ----          ----
       Deferred tax assets:
          Net operating loss carryforwards            $ 27,627,781    22,955,490
          Deferred interest                              4,963,048     5,717,617
          Allowance for doubtful accounts                1,804,305     2,162,038
          Fixed assets                                     279,095       474,286
                                                      ------------   -----------

                  Total deferred tax assets             34,674,229    41,309,431
                                                      ------------   -----------

       Deferred tax liabilities:
          Depreciation and amortization                  8,932,667    11,776,023
          Intangible assets                              8,382,950     8,382,950
          Deferred debt forgiveness                     17,396,470    17,396,470
          Unearned revenue                                 350,102        79,701
                                                      ------------   -----------

                  Total deferred tax liabilities        35,062,189    37,635,144
                                                      ------------   -----------

                  Net deferred tax asset (liability)  $   (387,960)    3,674,287
                                                      ============   ===========

     During fiscal 1994, as a result of the refinancing of the Company's debt discussed in note 5, the Company recognized an extraordinary gain on debt extinguishment of $70,254,772, net of income taxes of $3,060,924, for financial statement purposes. For Federal income tax purposes, income from the discharge of this indebtedness reduced available net operating loss carryforwards and reduced the tax basis of certain assets. As a result, the valuation allowance for gross deferred tax assets was eliminated in fiscal 1994, reflecting the utilization, as a result of the extraordinary gain, of net operating loss carryforwards for financial statement purposes. In addition, certain timing differences were created which gave rise to deferred tax liabilities that will result in taxable income in future years when the assets are realized or settled. During fiscal 1995, the recognition of the $70,254,772 gain on debt extinguishment for Federal income tax purposes was redistributed upon filing of the fiscal 1994 tax returns.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(10), Continued

     This resulted in additional amounts used to reduce the tax basis of certain assets, additional deferred debt forgiveness and preservation of available net operating loss carryforwards. The net effect of the redistribution of the discharge of indebtedness for Federal income tax purposes did not significantly affect the Company's net deferred tax position.

     At September 28, 1997, the Company has net operating loss carryforwards of approximately $ 82,389,000 available to offset future taxable income expiring as follows:

                                                      Net
                                                operating loss
        Expiring in September                    carryforwards
        ---------------------                    -------------

                2004                             $  6,282,000
                2005                               12,578,000
                2006                               14,233,000
                2007                               12,770,000
                2008                               12,213,000
                2009                               11,445,000
                2012                               12,868,000
                                                 ------------
                                                 $ 82,389,000
                                                 ============

(11) Litigation

     The Company is the defendant in a number of lawsuits and claims incidental in its ordinary course of business, certain of which have been brought by former employees. The Company does not believe the outcome of any litigation, current or pending, would have a material, adverse impact on the financial position or the results of operations of the Company.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(11), Continued

     In April 1995, the Company settled ongoing litigation with a former stockholder for $3.5 million, including imputed interest. The difference between the amount accrued by the Company and the settlement amount totaled $352,878 and is recorded in other, net in the accompanying consolidated statement of operations for the fiscal year ended September 24, 1995.

(12) Supplemental Cash Flow Information

     The Company paid $8,152,213, $8,254,402 and $13,175,308 for interest and
     $337,757, $632,990 and $294,262 for income taxes during fiscal 1995, 1996 and 1997, respectively. During the year ended September 29, 1995, the Company financed $80,000 of the purchase price of radio station WSKP-FM through the issuance of a note payable to the seller. During the year ended September 29, 1996, the Company issued $2,199,122 of Senior Notes as payment for interest and issued $2,452,910 of Preferred Stock as payment of dividends. During the year ended September 28, 1997, the Company issued $1,185,722 of New Senior Notes as payment for interest and issued $13,030,211 of Preferred Stock as payment of dividends. During the year ended September 28, 1997, the Company financed $3 million of the purchase price of radio station WYSY-FM through the issuance of a note payable to the seller.

(13) Subsequent Events - Unaudited

     On September 29, 1997, the Company consummated the sale of two of its radio stations, WCMQ-AM in Miami and WXLX-AM in New York. The purchase price for the assets was $8 million for WCMQ-AM and $18 million for WXLX-AM. On December 2, 1997, the Company consummated the sale of KXMG-AM in Los Angeles for $18 million. The Company sold the FCC broadcast licenses of the aforementioned radio stations and the respective towers, antennas and transmitters. The gain from the sale of these stations amounts to approximately $34.2 million before income taxes.

     Pursuant to the terms of the Company's debt agreements, in October 1997 the Company made an offer to holders of its Notes to acquire $22,730,000 in principal amount of Notes at a purchase price of $1,100 for each $1,000 in principal amount. Pursuant to this tender offer, the Company purchased $5,500,000 in principal amount of Notes for $6,050,000. In November 1997, the Company purchased an additional $7,666,000 in principal amount of notes for $8,950,055.

                                                                     Schedule II

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

            Fiscal years ended September 24, 1995, September 29, 1996
                             and September 28, 1997

      Column A                Column B                Column C                  Column D        Column E
      --------                --------                --------                  --------        --------
                                                     Additions
                                              ------------------------
                              Balance at      Charged to     Charged to                         Balance at
                              beginning        costs and        other                              end
     Description              of period        expenses       accounts         Deductions       of period
     -----------              ---------        --------       --------         ----------       ---------
Fiscal year 1995

Allowance for doubtful
   accounts                  $ 3,805,521       4,195,746           --           2,816,381        5,184,886

Fiscal year 1996

Allowance for doubtful
   accounts                  $ 5,184,886       4,908,699           --           5,582,822        4,510,763

Fiscal year 1997

Allowance for doubtful
   accounts                  $ 4,510,763       3,530,259           --           2,635,927        5,405,095

                                  SIGNATURES

     Pursuant to the requirements of sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29 day of December, 1997.

                               SPANISH BROADCASTING SYSTEM, INC.

                               By: /s/ Raul Alarcon, Jr.
                                   ---------------------------------------------
                                   Name: Raul Alarcon, Jr.
                                   Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of December 29, 1997.


By:   /s/ Raul Alarcon, Jr.
      ---------------------------------------------------------
      Name:  Raul Alarcon, Jr.
      Title: President, Chief Executive Officer and a Director
             (principal executive officer)


By:   /s/ Joseph A. Garcia
      ---------------------------------------------------------
      Name:  Joseph A. Garcia
      Title: Executive Vice President and Chief Financial Officer
             (principal financial and accounting officer)


By:   /s/ Pablo Raul Alarcon, Sr.
      ---------------------------------------------------------
      Name:  Pablo Raul Alarcon, Sr.
      Title: Chairman of the Board of Directors


By:   /s/ Jose Grimalt
      ---------------------------------------------------------
      Name:  Jose Grimalt
      Title: Secretary and a Director


By:   /s/ Arnold Sheiffer
      ---------------------------------------------------------
      Name:  Arnold Sheiffer
      Title: Director