Form 10-Q
period 1997-12-28
SPANISH BROADCASTING SYSTEM INC
filed 1998-02-12
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 |X| YES |_| NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of February 11, 1998; 606,668 shares of Common Stock of which 558,135 shares are designated Class A Common Stock and 48,533 shares are designated Class B Common Stock.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                        Primary
                                                      State or         Standard
                                                        Other         Industrial      I.R.S. Employer
                                                   Jurisdiction of   Classification   Identification
                                                    Incorporation       Number            Number
                                                   ---------------   --------------   --------------
Spanish Broadcasting System, Inc..................   New Jersey          4832           13-3181941

Spanish Broadcasting System of California, Inc....   California          4832           92-3952357

Spanish Broadcasting System of Florida, Inc.......     Florida           4832           58-1700848

Alarcon Holdings, Inc.............................    New York           6512           13-3475833

Spanish Broadcasting System Network, Inc..........    New York           4899           13-3511101

SBS Promotions, Inc...............................    New York           7999           13-3456128

SBS of Greater New York, Inc......................    New York           4832           13-3888732

Spanish Broadcasting System of Illinois, Inc......    Delaware           4832           36-4174296

Spanish Broadcasting System of Greater Miami, Inc.    Delaware           4832           65-0774450

                        SPANISH BROADCASTING SYSTEM, INC.

                                    INDEX


Part 1.  Financial Information                                             Page
                                                                          Number
                                                                          ------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 28,
           1997 and December 28, 1997 (unaudited) ....................       3

           Condensed Consolidated Statements of Operations for the
           three months ended December 29, 1996 and December 28, 1997
           (unaudited) ...............................................       4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended December 29, 1996 and December 28, 1997
           (unaudited) ...............................................       5

           Notes to Condensed Consolidated Financial Statements
           (unaudited) ...............................................       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................       7



Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

                         PART I FINANCIAL INFORMATION

          SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                                   September 28,          December 28,
                                                                       1997                  1997
                                                                   ------------          ------------
Current Assets:                                                                           (Unaudited)
Cash and cash equivalents..................................           12,287,764           40,822,339
Receivables:
  Trade....................................................           17,226,345           19,094,039
  Less allowance for doubtful accounts.....................            2,385,267            3,343,599
                                                                    ------------         ------------
    Net receivables - Trade................................           14,841,078           15,750,440
  Barter (net of allowance for doubtful accounts of $2,385,267 at
    September 28, 1997 and $3,954,907 at December 28, 1997)              270,900              106,532
                                                                    ------------         ------------

    Net receivables........................................           15,111,978           15,856,972
Other current assets.......................................            1,409,906            2,187,435
                                                                    ------------         ------------
  Total current assets.....................................           28,809,648           58,866,746
Property and equipment, net................................           18,409,415           14,986,070
Franchise costs, net.......................................          273,631,766          268,481,874
Due from related party.....................................              289,869              289,869
Deferred financing costs, net..............................            9,262,314            8,561,041
Deferred income taxes......................................            3,674,287                   --
Other assets...............................................              289,784              201,564
                                                                    ------------         ------------
                                                                    $334,367,083         $351,387,164
                                                                    ============         ============
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Current portion of senior secured notes....................           15,000,000                   --
Current portion of other long term debt....................               44,644               48,588
Accounts payable and accrued expenses......................            5,090,349            5,525,825
Accrued interest...........................................            4,536,627            3,146,233
Unearned revenue...........................................            1,551,255            1,588,849
Dividends payable..........................................              960,761            7,668,911
                                                                    ------------         ------------
  Total current liabilities................................           27,183,636           17,978,406
12 1/2% Senior Secured Notes, net of unamortized discount..           88,820,963           90,822,776
11% Senior Secured Notes...................................           75,000,000           75,000,000
Deferred income taxes payable..............................                   --           10,301,672
Other Long-term debt, less current portion.................            4,147,676            4,162,387
14 1/4% Senior Exchangeable Redeemable Preferred Stock, $.01 par
value.  Authorized 413,930 shares; issued and outstanding 186,706
shares.....................................................          171,261,919          171,869,437
Stockholders' Deficiency:
   Class A Common Stock, $.01 par value.  Authorized 5,000,000
      shares; issued and outstanding 558,135 shares........                5,581                5,581
   Class B Common Stock, $.01 par value.  Authorized 200,000
  shares; issued and outstanding 48,533 shares.............                  485                  485
Additional paid in capital.................................            6,590,473            6,590,473
Accumulated deficit........................................          (35,119,184)         (21,819,589)
                                                                    ------------         ------------
                                                                     (28,522,645)         (15,223,050)
Less: loans receivable from stockholders...................           (3,524,466)          (3,524,464)
                                                                    ------------         ------------
  Total stockholders' deficiency...........................          (32,047,111)         (18,747,514)
                                                                    ------------         ------------
                                                                    $334,367,083         $351,387,164
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

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                          Three Months Ended
                                                     -----------------------------
                                                     December 29,     December 28,
                                                         1996             1997
                                                     ------------     ------------
Gross broadcasting revenues .....................      13,994,572       21,587,922
  Less:  Agency commissions .....................       1,628,432        2,647,093
                                                     ------------     ------------
    Net broadcasting revenues ...................      12,366,140       18,940,829
                                                     ------------     ------------
Operating expenses
  Engineering ...................................         497,770          496,042
  Programming ...................................       1,517,389        1,846,010
  Selling .......................................       3,537,480        4,624,358
  General and administrative ....................       1,531,285        2,848,404
  Corporate expenses ...........................          993,993        1,259,307
  Depreciation and amortization ................        1,394,547        2,374,318
                                                     ------------     ------------
                                                        9,472,464       13,448,439
                                                     ------------     ------------
      Operating income ..........................       2,893,676        5,492,390
Other expenses:
   Interest expense, net ........................       5,006,413        5,707,799
   Other, net ...................................          27,438      (36,818,441)
                                                     ------------     ------------
Income (Loss) before income taxes ...............      (2,140,175)      36,603,032
Income tax expense (Benefit) ....................        (814,000)      14,641,213
                                                     ------------     ------------
Income (Loss) before extraordinary item .........      (1,326,175)      21,961,819
Extraordinary loss, paydown of debt, net of taxes               0       (1,346,556)
                                                     ------------     ------------
Net (Loss) income ...............................      (1,326,175)      20,615,263
Accumulated deficit at beginning of period ......     (11,906,690)     (35,119,184)
Dividends on preferred stock ....................      (1,570,743)      (7,315,668)
                                                     ------------     ------------
Accumulated deficit at end of period ............    $(14,803,608)    $(21,819,589)
                                                     ============     ============

See accompanying notes to unaudited consolidated financial statements.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED DECEMBER 29, 1996 AND DECEMBER 28, 1997
                                   (Unaudited)

                                                                                     1996              1997
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income ...........................................................      (1,326,175)      20,615,263
                                                                                 ------------    -------------

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ...........................................       1,394,547        2,374,318
    Change in provision for losses on receivables ...........................         358,818        1,622,511
    Amortization of debt discount ...........................................       1,558,046          167,814
    Interest satisfied through the issuance of new notes ....................       1,185,722               --
    Amortization of deferred financing costs ................................         282,005          701,612
    Deferred income taxes ...................................................        (621,000)      13,975,959
    Changes in operating assets and liabilities:
      Decrease (Increase) in receivables ....................................         615,577       (2,367,505)
      Increase in other current assets ......................................        (694,313)        (777,529)
      Decrease (Increase) in other assets ...................................          30,000           88,220
      Increase in accounts payable and accrued expenses .....................        (286,276)       6,182,865
      Increase (Decrease) in accrued interest ...............................      (2,007,357)      (1,390,394)
      Increase in unearned revenue ..........................................         (36,616)          37,594
                                                                                 ------------     ------------
             Total adjustments ..............................................       1,779,153       20,615,465
                                                                                 ------------     ------------
         Net cash provided by operating activities ..........................         452,978       41,230,728
                                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment .........................................        (956,213)         451,292
                                                                                 ------------     ------------
          Net cash used in investing activities .............................    $   (956,213)    $    451,292
                                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Senior Secured Notes ..........................................                      (13,166,000)
Increase in Deferred Financing Costs ........................................         (58,296)
Repayments of other long-term debt ..........................................          (7,380)          18,555
                                                                                 ------------     ------------
       Net cash used in financing activities ................................         (65,676)     (13,147,445)
                                                                                 ------------     ------------
Net Increase (Decrease) in cash and cash equivalents ........................        (568,911)      28,534,575
Cash and cash equivalents at the beginning period ...........................       5,468,079       12,287,764
                                                                                 ------------     ------------
Cash and cash equivalents at the end of period ..............................       4,899,168       40,822,339
                                                                                 ============     ============
Cash paid for:
   Interest .................................................................       4,027,832        6,347,438
   Income taxes .............................................................         342,923          183,431

See accompanying notes to unaudited consolidated financial statements.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)   Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three month periods ended December 29, 1996 and December 28, 1997 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 28, 1997.

      In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended December 28, 1997 are not necessarily indicative of the results for a full year.

(2)   Acquisitions and Dispositions

      On March 27, 1997, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WYSY-FM, serving the Chicago metropolitan area, for a purchase price of $33.0 million, including a $3.0 million seller note, plus closing costs of $500,000 (the "Chicago Acquisition"). The Company subsequently changed the call letters to WLEY-FM. Additionally, on March 27, 1997, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operations of radio stations WRMA-FM and WXDJ-FM, serving the Miami metropolitan area, for a purchase price of $111 million plus closing costs of $9,835,513.

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

      On March 27, 1997, the Company completed the acquisition of radio stations WRMA-FM, WXDJ-FM and WYSY-FM. The Company's consolidated results of operations for the three month period ended December 29, 1996 exclude the results of WRMA-FM, WXDJ-FM and WYSY-FM. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occurred as of the beginning of fiscal year 1997 after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date or of results which may occur in the future.

                                                       Three Months Ended
 Pro-Forma Results:                                    December 29, 1996
                                                      ------------------
 Net Revenues                                          $16,155

 Net Loss                                              $  (533)

      On July 22, 1997, the Company commenced an exchange offer whereby shares of Series A Preferred Stock may be exchanged for an equal number of Series B Senior Exchangeable Preferred Stock (the "Series B Preferred Stock"). The exchange of Series A Preferred Stock for Series B Preferred Stock has been registered under the Act.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

      The Company has completed the transfer of certain assets to its newly formed subsidiaries, Spanish Broadcasting System of Greater Miami, Inc. and Spanish Broadcasting System of Illinois, Inc. (together the "New Subsidiaries"). The Company has not included separate financial statements for its guarantor subsidiaries because (a) such guarantor subsidiaries (including the New Subsidiaries) have jointly and severally guaranteed the Senior Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liability, earnings and equity of the parent on a consolidated basis and (c) the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed material to investors.

      On July 2, 1997, the Company entered into an agreement (as amended, the "One-on-One Agreement") with One-on-One Sports, Inc. ("One-on-One") to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. The Company was required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase Old Notes at 110% of the principal amount. The One-on-One Agreement contained customary representations, warranties and conditions, including receipt of FCC approval to the transfer of the FCC licenses. Pursuant to the One-on-One Agreement, on September 29, 1997, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26 million. On December 2, 1997, the Company consummated the sale of the assets and FCC licenses of KXMG-AM to One-on-One for a purchase price of $18 million (together with the sale of WXLX-AM and WCMQ-AM, the "Dispositions").

      On September 29, 1997, the Company consummated the sale of two of its radio stations, WCMQ-AM in Miami and WXLX-AM in New York. The purchase price for the assets was $8 million for WCMQ-AM and $18 million for WXLX-AM. On December 2, 1997, the Company consummated the sale of KXMG-AM in Los Angeles for $18 million. The Company sold the FCC broadcast licenses of the aforementioned radio stations and the respective towers, antennas and transmitters. The gain from the sale of these stations amounts to approximately $36.9 million before income taxes.

      Pursuant to the terms of the Company's debt agreements, in October 1997, the Company made an offer to holders of its Notes to acquire $22,730,000 in principal amount of Notes at a purchase price of $1,100 for each $1,000 in principal amount. Pursuant to this tender offer, the Company purchased $5,500,000 in principal amount of Notes for $6,050,000. In November 1997, the Company purchased an additional $7,666,000 in principal amount of notes for $8,950,055.

(3)   Subsequent Events

      On January 28, 1998, the Company entered into an Asset Purchase Agreement with Radio Station KRIO-FM, Ltd. to buy the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO for $9,000,000. The sale of this station is subject to certain closing conditions, including approval of the FCC.

Results of Operations Three Months Ended December 29, 1996 Compared to the Three Months Ended December 28, 1997 (All Amounts Are Presented in $ Thousands).

      Net Revenues. Net revenues increased from $12,366 for the three months ended December 29, 1996 to $18,941 for the three months ended December 28, 1997, an increase of $6,575 or 53.2%. This increase was due primarily to the inclusion of the results of WRMA-FM, WXDJ-FM, and WLEY-FM which were purchased on March 27, 1997. The increase in net revenues attributable to these three stations was $5,627. The increase in net revenues also resulted from a significant increase in net revenues of $1,943 at the New York stations, WPAT-FM, and WSKQ-FM, offset by a decrease in net revenues from the Company's other Miami stations, WCMQ-AM and WCMQ-FM, and the Los Angeles

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

station, KLAX-FM. The Miami Stations had net revenues decrease due to the termination of its contract to broadcast Miami Dolphins games and the sale of WCMQ-AM.

      Operating Expenses. Total operating expenses increased from $9,472 in the three months ended December 29, 1996, to $13,448 in the three months ended December 28, 1997, an increase of $3,976 or 42.0%. The higher operating expenses were caused by an increase of $980 in depreciation and amortization expense, an increase of $2,731 in broadcasting operating expenses and a $265 increase in corporate expenses.

      The increase in broadcasting operating expenses was also caused mainly by the inclusion of the results of WRMA-FM, WXDJ-FM, and WLEY-FM. The increase in corporate expenses was caused by higher professional fees and a small increase in salaries. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM.

      Operating Income. Operating income increased from $2,893 during the three months ended December 29, 1996, to $5,492 during the three months ended December 28, 1997, an increase of $2,599 or 89.8%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.

      EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization, writedown of franchise costs and other expenses and income) increased $3,579 or 83.5% from $4,288 during the three months ended December 29, 1996, to $7,867 during the three months ended December 28, 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses.

      Other Expenses. Other expenses, comprised mostly of interest expense, increased from $5,034 in the three months ended December 29, 1996 to income of $31,111 in the three months ended December 28, 1997. The income in fiscal year 1998 was created by the sale of the AM Stations at a gain of $38,868.

      Net Income (Loss). The Company's net income for the three months ended December 28, 1997, was $20,615 compared to the net loss of $1,326 for the three months ended December 29, 1996. The net income resulted from the increase in operating income and the extraordinary gain, partially offset by the increase in interest.

Liquidity and Capital Resources

      The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

      On March 27, 1997, the Company consummated the Acquisitions. The Acquisitions were financed with proceeds of the Units Offering and the Notes Offering (the "Offerings"). Concurrently with the consummation of the Acquisitions and the Offerings, the Company effected a series of transactions including the redemption (the "Redemption") of the Company's Senior Secured Notes due 2002 and Senior Exchangeable Preferred Stock, Series A and the repurchase of related warrants to purchase an aggregate of 6.0% of the Company's Common Stock, on a fully-diluted basis. In addition, simultaneously with the consummation of the Offerings, the Company announced its intention to declare a dividend of up to $4 million in the aggregate (the "Distribution") to its stockholders and existing warrantholders who elected to receive their pro rata portion of the Distribution in the lieu of the anti-dilution adjustment they would otherwise have been entitled to as a result of the Distribution. The dividend has yet to be declared.

      On July 2, 1997, the Company entered into an agreement to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. The sale of these stations is expected to be completed before the end of the calendar year, subject to FCC approval. The Company is required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase 12 1/2% Senior Notes due 2002 ("Old Notes") at 110% of the principal amount. The One-on-One Agreement contained customary representations, warranties and conditions, including receipt of FCC approval to the transfer of the FCC licenses. Pursuant to the One-on-One Agreement, on September 29, 1997, the Company sold

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26 million. On December 2, 1997, the Company consummated the sale of the assets and FCC licenses of KXMG-AM to One-on-One for a purchase price of $18 million.

      Cash flow generated from operations was $41,231 for the three months ended December 28, 1997 mostly related to the sale of the AM stations. A portion of the company's cash flow was used to make its semiannual interest payment on the Company's Old Notes of $6,347. Additionally, the Company invested $451 in capital expenditures.

      Cash flow generated from operations was $453 for the three months ended December 29, 1996. A portion of the Company's cash flow was used to make its semiannual interest payment on the Company's Old Notes. Additionally, the Company invested $956 for capital expenditures, mostly for the construction of the new tower and antenna for the recently sold station in New York, WXLX-AM.

      The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and its third fiscal quarter (April through June) generally produces the highest revenues primarily due to increased levels of advertising during this period.

      Management believes that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes, which, commencing June 15, 1997, began to accrue cash interest at a rate of 12 1/2% per annum) for the foreseeable future as well as capital expenditures and operating obligations. However, significant assumptions (none of which can be assured) underlie this belief, including that (i) the Company will be able to successfully integrate the Acquisitions, (ii) economic conditions within the radio broadcasting market and economic conditions generally will not deteriorate in any material respect,
(iii) the Company will be able to successfully implement its business strategy,
(iv) the Company will not incur any material unforseen liabilities, including, without limitation, environmental liabilities, and (v) no future acquisition will adversely affect the Company's liquidity. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity date on June 15, 2002, and no assurances can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

                         PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit

               Asset Purchase Agreement dated January 28, 1998 by and between Spanish Broadcasting System of San Antonio, Inc. and Radio KRIO, Ltd.

          (b)  Reports on Form 8-K

               A Current Report on form 8-K was filed by the Company on October 15, 1997 Reporting an "Acquisition or Disposition of Assets" pursuant to Item 2 of Form 8-K.

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


                                By: /s/ JOSEPH A. GARCIA
                                    -----------------------------
                                    Joseph A. Garcia
                                    EVP and Chief Financial Officer
                                    (principal financial and accounting officer)

Date: February 11, 1998

                                EXHIBIT INDEX





Exhibit No.                     Description                             Page
-----------                     -----------                             ----

    1                  Asset Purchase Agreement dated
                       January 28, 1998 By and between
                       Spanish Broadcast System of San
                       Antonio, Inc. and Radio KRIO, LTD.

    27                 Financial Data Schedule.