Form 10-Q/A
period 1997-12-28
SPANISH BROADCASTING SYSTEM INC
filed 1998-02-23
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                AMENDMENT NO. 1

                                       TO

                                  FORM 10-Q/A

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

                        SPANISH BROADCASTING SYSTEM, INC.

                                    INDEX


Part I.  Financial Information                                             Page
                                                                          Number
                                                                          ------

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 28,
           1997 and December 28, 1997 (unaudited) ....................       3

           Condensed Consolidated Statements of Operations for the
           three months ended December 29, 1996 and December 28, 1997
           (unaudited) ...............................................       4

           Condensed Consolidated Statements of Cash Flows for the
           three months ended December 29, 1996 and December 28, 1997
           (unaudited) ...............................................       5

           Notes to Condensed Consolidated Financial Statements
           (unaudited) ...............................................       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................       8



Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

                         PART I FINANCIAL INFORMATION

          SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                                   September 28,          December 28,
                                                                       1997                  1997
                                                                   ------------          ------------
Current Assets:                                                                           (Unaudited)
Cash and cash equivalents..................................          $12,287,764           $40,822,339
Receivables:
  Trade....................................................           17,226,345           19,075,384
  Less allowance for doubtful accounts.....................            2,385,267            3,343,599
                                                                    ------------         ------------
    Net receivables - Trade................................           14,841,078           15,731,785
  Barter (net of allowance for doubtful accounts of $3,019,828 at
    September 28, 1997 and $3,954,907 at December 28, 1997)              270,900              106,532
                                                                    ------------         ------------

    Net receivables........................................           15,111,978           15,838,317
Other current assets.......................................            1,409,906            2,187,435
                                                                    ------------         ------------
  Total current assets.....................................           28,809,648           58,848,091
Property and equipment, net................................           18,409,415           14,986,070
Franchise costs, net.......................................          273,631,766          268,481,874
Due from related party.....................................              289,869              289,869
Deferred financing costs, net..............................            9,262,314            8,436,017
Deferred income taxes......................................            3,674,287                   --
Other assets...............................................              289,784              201,564
                                                                    ------------         ------------
                                                                    $334,367,083         $351,243,485
                                                                    ============         ============
   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Current portion of senior secured notes....................           15,000,000                   --
Current portion of other long term debt....................               44,644               48,588
Accounts payable and accrued expenses......................            5,090,349            5,525,827
Accrued interest...........................................            4,536,627            3,069,433
Unearned revenue...........................................            1,551,255            1,588,849
Dividends payable..........................................              960,761            7,612,190
                                                                    ------------         ------------
  Total current liabilities................................           27,183,636           17,844,887
12 1/2% Senior Secured Notes, net of unamortized discount..           88,820,963           91,225,023
11% Senior Secured Notes...................................           75,000,000           75,000,000
Deferred income taxes payable..............................                   --           10,090,763
Other Long-term debt, less current portion.................            4,147,676            4,220,532
14 1/4% Senior Exchangeable Redeemable Preferred Stock, $.01 par
value.  Authorized 413,930 shares; issued and outstanding 186,706
shares.....................................................          171,261,919          171,869,437
Stockholders' Deficiency:
   Class A Common Stock, $.01 par value.  Authorized 5,000,000
      shares; issued and outstanding 558,135 shares........                5,581                5,581
   Class B Common Stock, $.01 par value.  Authorized 200,000
  shares; issued and outstanding 48,533 shares.............                  485                  485
Additional paid in capital.................................            6,590,473            6,590,473
Accumulated deficit........................................          (35,119,184)         (22,079,230)
                                                                    ------------         ------------
                                                                     (28,522,645)         (15,482,691)
Less: loans receivable from stockholders...................           (3,524,466)          (3,524,466)
                                                                    ------------         ------------
  Total stockholders' deficiency...........................          (32,047,111)         (19,007,157)
                                                                    ------------         ------------
                                                                    $334,367,083         $351,243,485
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

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                          Three Months Ended
                                                     -----------------------------
                                                     December 29,     December 28,
                                                         1996             1997
                                                     ------------     ------------
Gross broadcasting revenues .....................     $13,994,572      $21,587,922
  Less:  Agency commissions .....................       1,628,432        2,647,093
                                                     ------------     ------------
    Net broadcasting revenues ...................      12,366,140       18,940,829
                                                     ------------     ------------
Operating expenses
  Engineering ...................................         497,770          496,042
  Programming ...................................       1,517,389        1,846,010
  Selling .......................................       3,537,480        4,624,358
  General and administrative ....................       1,531,285        2,848,404
  Corporate expenses ...........................          993,993        1,309,307
  Depreciation and amortization ................        1,394,547        2,374,318
                                                     ------------     ------------
                                                        9,472,464       13,498,439
                                                     ------------     ------------
      Operating income ..........................       2,893,676        5,442,390
Other (income) expenses:
   Gain on sale of AM stations ..................              --      (36,868,441)
   Interest expense, net ........................       5,006,413        5,791,458
   Other, net ...................................          27,438               --
                                                     ------------     ------------
Income (loss) before income taxes and
   extraordinary item ...........................      (2,140,175)      36,519,373
Income tax expense (benefit) ....................        (814,000)      14,607,749
                                                     ------------     ------------
Income (loss) before extraordinary item .........      (1,326,175)      21,911,624
Extraordinary item, loss on extinguishment
   of debt, net of income taxes .................              --       (1,612,723)
                                                     ------------     ------------
Net (loss) income ...............................      (1,326,175)      20,298,901
Accumulated deficit at beginning of period ......     (11,906,690)     (35,119,184)
Dividends on preferred stock ....................      (1,324,689)      (6,651,429)
Accretion of preferred Stock ....................        (246,054)        (607,518)
                                                     ------------     ------------
Accumulated deficit at end of period ............    $(14,803,608)    $(22,079,230)
                                                     ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                -----------------------------
                                                                                DECEMBER 29,     DECEMBER 28,
                                                                                     1996              1997
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ...........................................................    $ (1,326,175)   $  20,298,901
                                                                                 ------------    -------------

  Adjustments to reconcile net (loss) income  to net cash provided by operating activities:
    Loss on extinguishment of debt ..........................................              --        2,687,872
    Gain on sale of AM Stations .............................................              --      (36,868,441)
    Depreciation and amortization ...........................................       1,394,547        2,374,318
    Change in provision for losses on receivables ...........................         358,818        1,893,411
    Amortization of debt discount ...........................................       1,558,046          182,511
    Interest satisfied through the issuance of new notes ....................       1,185,722               --
    Amortization of deferred financing costs ................................         282,005          360,029
    Interest added to face amount of note payable............................              --           76,800
    Deferred income taxes ...................................................        (621,000)      13,765,050
    Changes in operating assets and liabilities:
      Decrease (Increase) in receivables ....................................         615,577       (2,619,750)
      Increase in other current assets ......................................        (694,313)        (777,529)
      Decrease in other assets ..............................................          30,000           88,220
      (Decrease) Increase in accounts payable and accrued expenses ..........        (286,276)         435,478
      Decrease in accrued interest  .........................................      (2,007,357)      (1,467,194)
      (Decrease) Increase in unearned revenue ...............................         (36,616)          37,594
                                                                                 ------------     ------------
             Total adjustments ..............................................       1,779,153      (19,831,631)
                                                                                 ------------     ------------
         Net cash, (used in) provided by operating activities ...............         452,978          467,270
                                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of AM Stations, net of closing costs .....................              --       43,787,348
Additions to property and equipment .........................................        (956,213)        (719,988)
                                                                                 ------------     ------------
          Net cash (used in) provided by investing activities ...............        (956,213)      43,067,360
                                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Senior Secured Notes ............................................              --      (15,000,055)
Increase in deferred financing costs ........................................         (58,296)              --
Repayments of other long-term debt ..........................................          (7,380)              --
                                                                                 ------------     ------------
       Net cash used in financing activities ..............................         (65,676)     (15,000,055)
                                                                                 ------------     ------------
Net increase (decrease) in cash and cash equivalents ........................        (568,911)      28,534,575
Cash and cash equivalents at the beginning period ...........................       5,468,079       12,287,764
                                                                                 ------------     ------------
Cash and cash equivalents at the end of period ..............................    $  4,899,168     $ 40,822,339
                                                                                 ============     ============
Cash paid for:
   Interest .................................................................    $  4,027,832     $  6,561,515
   Income taxes .............................................................         342,923          183,431

See accompanying notes to unaudited condensed consolidated financial statements.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 29, 1996 AND DECEMBER 28, 1997
                                  (Unaudited)
                            (Dollars in Thousands)

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

(2)   Acquisitions and Dispositions

      On March 27, 1997, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WYSY-FM, serving the Chicago metropolitan area, for a purchase price of $33.0 million, including a $3.0 million seller note, plus closing costs of $0.5 million. The Company subsequently changed the call letters to WLEY-FM. Additionally, on March 27, 1997, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operations of radio stations WRMA-FM and WXDJ-FM, serving the Miami metropolitan area, for a purchase price of $111 million plus closing costs of $0.8 million.

      On March 27, 1997, the Company completed offerings of (a) 175,000 units (the "Units Offering") comprised of 175,000 shares of the Company's Series A Senior Exchangeable Preferred Stock (the "Series A Preferred Stock"), liquidation preference $1,000 per share, and warrants to purchase 74,900 shares of the Company's Class A Common Stock, par value $.01 per share ("Common Stock") and (b) $75.0 million aggregate principal amount of the Company's 11% Senior Notes due 2004 (the "Senior Notes") (the "Notes Offering") in transactions not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption provided in Section 4 (2) of the Act. The proceeds of these offerings were used to finance the acquisition of radio stations WRMA-FM, WXDJ-FM and WLEY-FM (the "Acquisitions") and retire the notes issued in 1996.

      The Company's consolidated results of operations for the three month period ended December 29, 1996 exclude the results of the acquisitions. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition of WRMA-FM and WXDJ-FM had occurred as of the beginning of fiscal year 1997 after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

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

      The Company has completed the transfer of certain assets to its newly formed subsidiaries, Spanish Broadcasting System of Greater Miami, Inc. and Spanish Broadcasting System of Illinois, Inc. (together the "New Subsidiaries"). The Company has not included separate financial statements for its guarantor subsidiaries because (a) such guarantor subsidiaries (including the New Subsidiaries) have jointly and severally guaranteed the Senior Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis and (c) the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed material to investors.

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

      Pursuant to the terms of the Company's debt agreements, in October 1997, the Company made an offer to holders of its Notes to acquire $22,730,000 in principal amount of Notes at a purchase price of $1,100 for each $1,000 in principal amount. Pursuant to this tender offer, the Company purchased $5,500,000 in principal amount of Notes for $6,050,000. In November 1997, the Company purchased an additional $7,666,000 in principal amount of notes for $8,950,055. The Company recognized a loss on the transactions of $1.6 million, net of income taxes. This amount has been classified as an extraordinary item in the accompanying condensed consolidated financial statements.

(3)   Subsequent Events

      On January 28, 1998, the Company entered into an Asset Purchase Agreement with Radio Station KRIO-FM, Ltd. to buy the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO-FM serving the San Antonio area for $9,000,000. The purchase of this station is subject to certain closing conditions, including approval of the FCC. The Company expects to finance this purchase from cash on hand and from operations.

              SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations Three Months Ended December 29, 1996 Compared to the Three Months Ended December 28, 1997 (All Dollar Amounts Are Presented in Thousands).

      Net Revenues. Net revenues increased from $12,366 for the three months ended December 29, 1996 to $18,941 for the three months ended December 28, 1997, an increase of $6,575 or 53.2%. This increase was due primarily to the inclusion of the results of WRMA-FM, WXDJ-FM, and WLEY-FM which were purchased on March 27, 1997. The increase in net revenues attributable to these three stations was $5,627. The increase in net revenues also resulted from a significant increase in net revenues of $1,943 at the New York stations, WPAT-FM, and WSKQ-FM, offset by a decrease in net revenues from the Company's other Miami stations, WCMQ-AM and WCMQ-FM, and the Los Angeles station, KLAX-FM. The Miami Stations had net revenues decrease due to the termination of a contract to broadcast Miami Dolphins games and the sale of WCMQ-AM. The net revenues for the Company also decreased because of the sale of the AM stations.

      Operating Expenses. Total operating expenses increased from $9,472 in the three months ended December 29, 1996, to $13,498 in the three months ended December 28, 1997, an increase of $4,026 or 42.5%. The higher operating expenses were caused by an increase of $2,731 in broadcasting operating expenses an increase of $980 in depreciation and amortization expense, and a $315 increase in corporate expenses.

      The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of WRMA-FM, WXDJ-FM, and WLEY-FM. The increase in corporate expenses was caused by higher professional fees and a small increase in salaries. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM.

      Operating Income. Operating income increased from $2,894 during the three months ended December 29, 1996, to $5,442 during the three months ended December 28, 1997, an increase of $2,548 or 88.1%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.

      EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization, writedown of franchise costs, gains on sales of radio stations and other income and expense) increased $3,529 or 82.3% from $4,288 during the three months ended December 29, 1996, to $7,817 during the three months ended December 28, 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses.

      Other Income and Expenses. Other income and expenses, changed from an expense of $5,034 in the three months ended December 29, 1996 to income of $31,077 in the three months ended December 28, 1997. The income in fiscal year 1998 was primarily because of the sale of the AM Stations at a gain of $36,868.


      Extraordinary Item. The extraordinary item in the three months ended December 28, 1997 is a result of the premiums paid on the purchase of certain outstanding Notes and the write off of related unamortized debt discount and deferred financing costs.

      Net Income (Loss). The Company's net income for the three months ended December 28, 1997, was $20,299 compared to the net loss of $1,326 for the three months ended December 29, 1996. The net income resulted from the increase in operating income and the gain from the sale of AM stations partially offset by the increase in interest expense and the extraordinary loss related to the retirement of debt.

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

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

On July 2, 1997, the Company entered into an agreement to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. The Company was required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase Old Notes at 110% of the principal amount. The One-on-One Agreement contained customary representations, warranties and conditions, including receipt of FCC approval to the transfer of the FCC licenses. Pursuant to the One-on-One Agreement, on September 29, 1997, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26 million. On December 2, 1997, the Company consummated the sale of the assets and FCC licenses of KXMG-AM to One-on-One for a purchase price of $18 million. On January 28, 1998 the Company entered into an Asset Purchase Agreement to purchase the FCC broadcast license and substantially all the assets used or useful in the operation of radio station KRIO-FM for $9 million. The Company expects to finance this acquisition from cash on hand and from operations.

      Cash flow generated from operations was $467 for the three months ended December 28, 1997. A portion of the Company's cash flow was used to make its semiannual interest payment on the Company's Old Notes of $6,347. Additionally, the Company invested $720 in capital expenditures and used $15,000 to purchase Old Notes. Proceeds from the sales of AM stations were approximately $43,787, net of closing costs of $213.

      Cash flow generated from operations was $453 for the three months ended December 29, 1996. The Company made its semiannual interest payment on the Old Notes and invested $956 for capital expenditures, mostly for the construction of the new tower and antenna for the recently sold station in New York, WXLX-AM.

      The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and its third fiscal quarter (April through June) generally produces the highest revenues primarily due to increased levels of advertising during this period.

      Management believes, together with cash in hand, that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes, which, commencing June 15, 1997, began to accrue cash interest at a rate of 12 1/2% per annum) for the foreseeable future as well as capital expenditures, operating obligations and the pending acquisition of KRIO. However, significant assumptions (none of which can be assured) underlie this belief, including that
(i) the Company will be able to successfully integrate the Acquisitions, (ii) economic conditions within the radio broadcasting market and economic conditions generally will not deteriorate in any material respect, (iii) the Company will be able to successfully implement its business strategy, (iv) the Company will not incur any material unforseen liabilities, including, without limitation, environmental liabilities, and (v) no future acquisition will adversely affect the Company's liquidity. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity date on June 15, 2002, and no assurances can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

                         PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Asset Purchase Agreement dated January 28, 1998 by and between Spanish Broadcasting System of San Antonio, Inc. and Radio KRIO, Ltd. (as previously filed).

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

Date: February 23, 1998

                                EXHIBIT INDEX





Exhibit No.                     Description                             Page
-----------                     -----------                             ----

    1                  Asset Purchase Agreement dated
                       January 28, 1998 By and between
                       Spanish Broadcast System of San
                       Antonio, Inc. and Radio KRIO, LTD.
                       (as previously filed).

    27                 Financial Data Schedule.