Form 10-Q
period 1998-03-29
SPANISH BROADCASTING SYSTEM INC
filed 1998-05-12
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.
                       SEE TABLE OF ADDITIONAL REGISTRANTS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                      13-3827791
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

       3191 CORAL WAY, MIAMI, FL                            33145
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (305) 441-6901
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                  [X]    YES                [ ]    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING AS OF MAY 11, 1998; 606,668 SHARES OF COMMON STOCK OF WHICH 558,135 SHARES ARE DESIGNATED CLASS A COMMON STOCK AND 48,533 SHARES ARE DESIGNATED CLASS B COMMON STOCK.

                         TABLE OF ADDITIONAL REGISTRANTS



                                                                                PRIMARY
                                                                                STANDARD
                                                            STATE OR OTHER      INDUSTRIAL       I.R.S. EMPLOYER
                                                            JURISDICTION OF     CLASSIFICATION   IDENTIFICATION
                                                            INCORPORATION       NUMBER           NUMBER
                                                            -------------       ------           ------
SPANISH BROADCASTING SYSTEM, INC. ......................... NEW JERSEY          4832             13-3181941
SPANISH BROADCASTING SYSTEM OF CALIFORNIA, INC. ........... CALIFORNIA          4832             92-3952357
SPANISH BROADCASTING SYSTEM OF FLORIDA, INC. .............. FLORIDA             4832             58-1700848
ALARCON HOLDINGS, INC. .................................... NEW YORK            6512             13-3475833
SPANISH BROADCASTING SYSTEM NETWORK, INC. ................. NEW YORK            4899             13-3511101
SBS PROMOTIONS, INC. ...................................... NEW YORK            7999             13-3456128
SBS OF GREATER NEW YORK, INC. ............................. NEW YORK            4832             13-3888732
SPANISH BROADCASTING SYSTEM OF ILLINOIS, INC. ............. DELAWARE            4832             36-4174296
SPANISH BROADCASTING SYSTEM OF GREATER MIAMI, INC. ........ DELAWARE            4832             65-0774450
SPANISH BROADCASTING SYSTEM OF SAN ANTONIO, INC. .......... DELAWARE            4832             65-0820776

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX

                                                                            PAGE
                                                                          NUMBER
                                                                          ------


PART I   FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 28, 1997 AND
         MARCH 29, 1998 (UNAUDITED) ...........................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 29, 1998
         (UNAUDITED) ..........................................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 29, 1998
         (UNAUDITED) ..........................................................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) .....6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ............................................9


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 28,1997    MARCH 29, 1998
                    ASSETS                                                     (AUDITED)          (UNAUDITED)

CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                                  $  12,287,764        $  42,263,162
RECEIVABLES:
   TRADE                                                                      17,226,345           15,866,642
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                        2,385,267            4,204,990
                                                                           -------------        -------------
     NET RECEIVABLES - TRADE                                                  14,841,078           11,661,652
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL  ACCOUNTS OF
       $3,019,828 AT SEPT. 28, 1997 AND $4,408,843 AT MARCH 29, 1998)            270,900              129,590
                                                                           -------------        -------------
               NET RECEIVABLES                                                15,111,978           11,791,242
OTHER CURRENT ASSETS                                                           1,409,906              773,258
                                                                           -------------        -------------
     TOTAL CURRENT ASSETS                                                     28,809,648           54,827,662

PROPERTY AND EQUIPMENT, NET                                                   18,409,415           14,988,898
FRANCHISE COSTS, NET                                                         273,631,766          266,613,736
DUE FROM RELATED PARTY                                                           289,869              289,869
DEFERRED FINANCING COSTS, NET                                                  9,262,314            8,109,338
DEFERRED INCOME TAXES                                                          3,674,287                   --
OTHER ASSETS                                                                     289,784              489,747
                                                                           -------------        -------------
                                                                           $ 334,367,083        $ 345,319,250
                                                                           =============        =============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

CURRENT PORTION OF SENIOR SECURED NOTES                                    $  15,000,000        $           0
CURRENT PORTION OF LONG TERM DEBT                                                 44,644               36,962
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          5,090,349            5,666,559
ACCRUED INTEREST                                                               4,536,627            3,941,089
UNEARNED REVENUE                                                               1,551,255            1,424,079
DIVIDENDS PAYABLE                                                                960,761            1,039,747
                                                                           -------------        -------------
     TOTAL CURRENT LIABILITIES                                                27,183,636           12,108,436
12.5% SENIOR SECURED NOTES, NET OF UNAMORTIZED DISCOUNT                       88,820,963           91,372,677
11% SENIOR SECURED NOTES                                                      75,000,000           75,000,000
DEFERRED INCOME TAXES PAYABLE                                                         --            7,597,254
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                     4,147,676            4,298,672
14.25% SENIOR EXCHANGEABLE REDEEMABLE PREFERRED
      STOCK, $.01 PAR VALUE. AUTHORIZED 413,930 SHARES; ISSUED
      AND OUTSTANDING 199,997 SHARES                                         171,261,919          185,788,502
STOCKHOLDERS' DEFICIENCY:
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     5,000,000 SHARES; ISSUED AND OUTSTANDING 558,135
     SHARES                                                                        5,581                5,581
   CLASS B COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     200,000 SHARES; ISSUED AND OUTSTANDING 48,533
     SHARES                                                                          485                  485
   ADDITIONAL PAID IN CAPITAL                                                  6,590,473            6,590,473
   ACCUMULATED DEFICIT                                                       (35,119,184)         (34,983,422)
                                                                           -------------        -------------
                                                                             (28,522,645)         (28,386,883)
   LESS: LOANS RECEIVABLE FROM STOCKHOLDERS                                   (3,524,466)          (2,459,408)
                                                                           -------------        --------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                          (32,047,111)         (30,846,291)
                                                                           -------------        -------------
                                                                           $ 334,367,083        $ 345,319,250
                                                                           =============        =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                             MARCH 30, 1997      MARCH 29, 1998      MARCH 30, 1997      MARCH 29, 1998

GROSS BROADCASTING REVENUES                   $ 12,746,549        $ 16,623,267        $ 26,741,121        $ 38,211,189
   LESS: AGENCY COMMISSIONS                      1,322,935           1,964,379           2,951,367           4,611,472
                                              ------------        ------------        ------------        ------------

      NET BROADCASTING REVENUES                 11,423,614          14,658,888          23,789,754          33,599,717
                                              ------------        ------------        ------------        ------------


OPERATING EXPENSES
    ENGINEERING                                    586,744             384,830           1,084,514             880,872
    PROGRAMMING                                  1,514,870           2,230,824           3,032,259           4,076,834
    SELLING                                      2,628,309           3,594,644           6,165,789           8,219,002
    GENERAL AND ADMINISTRATIVE                   1,403,151           2,752,530           2,934,436           5,600,934
    CORPORATE EXPENSES                           1,528,342           1,694,222           2,522,335           3,003,529
    DEPRECIATION & AMORTIZATION                  1,406,609           2,277,732           2,801,156           4,652,050
                                              ------------        ------------        ------------        ------------
                                                 9,068,025          12,934,782          18,540,489          26,433,221
                                              ------------        ------------        ------------        ------------

       OPERATING INCOME                          2,355,589           1,724,106           5,249,265           7,166,496

OTHER (INCOME) EXPENSES:
    GAIN ON SALE OF AM STATIONS                         --             504,025                  --         (36,364,416)
    INTEREST EXPENSE, NET                        5,321,235           4,816,618          10,327,648          10,608,076
    OTHER, NET                                         452                  --              27,890                  --
                                              ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                      (2,966,098)         (3,596,537)         (5,106,273)         32,922,836
INCOME TAX EXPENSE (BENEFIT)                    (1,126,385)         (1,438,615)         (1,940,385)         13,169,134
                                              ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         (1,839,713)         (2,157,922)         (3,165,888)         19,753,702

EXTRAORDINARY ITEM, NET OF INCOME TAXES         (1,715,206)                 --          (1,715,206)         (1,612,723)
                                              ------------        ------------        ------------        ------------

NET INCOME(LOSS)                                (3,554,919)         (2,157,922)         (4,881,094)         18,140,979

ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD                       (14,803,608)        (22,079,230)        (11,906,690)        (35,119,184)
DIVIDENDS ON PREFERRED STOCK                      (928,642)         (6,731,205)         (2,253,331)        (13,382,634)
ACCRETION OF PREFERRED STOCK                      (697,877)           (616,207)           (943,931)         (1,223,725)
DIVIDENDS ON COMMON STOCK                               --          (3,398,858)                 --          (3,398,858)

ACCUMULATED DEFICIT AT                        ------------        ------------        ------------        ------------
     END OF PERIOD                            $(19,985,046)       $(34,983,422)       $(19,985,046)       $(34,983,422)
                                              ============        ============        ============        ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 29, 1998
                                   (UNAUDITED)


                                                                                   1997                 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET (LOSS) INCOME                                                            ($  4,881,094)       $  18,140,979
                                                                              -------------        -------------
   ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
      LOSS ON EXTINGUISHMENT OF DEBT                                              2,766,460            2,687,872
      GAIN ON SALE OF AM STATIONS                                                        --          (36,364,416)
      DEPRECIATION AND AMORTIZATION                                               2,801,156            4,652,050
      CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES                                 156,992            3,208,738
      AMORTIZATION OF DEBT DISCOUNT                                               3,203,122              329,375
      INTEREST SATISFIED THROUGH THE ISSUANCE OF NEW NOTES                        2,433,230                   --
      AMORTIZATION OF DEFERRED FINANCING COSTS                                      623,402              686,708
      INTEREST ADDED TO FACE AMOUNT NOTE PAYABLE                                         --              153,600
      DEFERRED INCOME TAXES                                                      (3,548,451)          11,271,541
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        DECREASE IN RECEIVABLES                                                   2,289,834              111,998
        DECREASE IN OTHER CURRENT ASSETS                                            229,091              636,648
        DECREASE (INCREASE) IN OTHER ASSETS                                          25,693             (199,963)
        INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            22,381              576,210
        INCREASE (DECREASE) IN ACCRUED INTEREST                                      94,828             (595,538)
        (DECREASE) INCREASE  IN UNEARNED REVENUE                                    636,384             (127,176)
                                                                              -------------        -------------
                                                      TOTAL ADJUSTMENTS          11,734,122          (12,972,353)
                                                                              -------------        --------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                               6,853,028            5,168,626
                                                                              -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 PROCEEDS FROM SALE OF AM STATIONS, NET OF CLOSING COSTS                                 --           43,283,323
 ACQUISITIONS OF RADIO STATIONS NET OF $3,000,000
        NOTE PAYABLE ISSUED TO SELLER IN 1997                                  (143,000,000)                  --
 ADDITIONS TO PROPERTY AND EQUIPMENT                                             (1,346,756)          (1,132,410)
                                                                              --------------       -------------

          NET CASH, (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (144,346,756)          42,150,913
                                                                              -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

PURCHASE OF SENIOR SECURED NOTES                                                         --          (15,000,055)
PROCEEDS FROM ISSUANCE OF SENIOR SECURED NOTES
        NET OF ISSUANCE COSTS                                                    71,146,678                   --
PROCEEDS FROM ISSUANCE OF REDEEMABLE PREFERRED STOCK
        AND WARRANTS, NET OF ISSUANCE COSTS                                     164,760,190                   --
REDEMPTION OF SENIOR SECURED NOTES                                              (39,687,741)                  --
REDEMPTION OF PREFERRED STOCK                                                   (42,699,590)                  --
REDEMPTION OF PRIMARY WARRANTS                                                   (8,323,000)                  --
PAYMENT OF DIVIDENDS                                                                     --           (3,398,858)
REPAYMENTS OF OTHER LONG-TERM DEBT                                                  (19,509)             (10,286)
DECREASE IN LOANS RECEIVABLE FROM STOCKHOLDERS                                           --            1,065,058
                                                                              -------------        -------------
          NET CASH, PROVIDED BY, (USED IN)  FINANCING ACTIVITIES                145,177,028          (17,344,141)
                                                                              -------------        -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         7,683,300           29,975,398

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,468,079           12,287,764
                                                                              -------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  13,151,379        $  42,263,162
                                                                              =============        =============
CASH PAID FOR:
      INTEREST                                                                $   4,022,235        $  10,686,515
                                                                              =============        =============

      INCOME TAXES                                                            $     358,826        $     197,235
                                                                              =============        =============



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        March 30, 1997 and March 29, 1998
                                   (Unaudited)
                             (Dollars in Thousands)

(1) BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended March 30, 1997 and March 29, 1998 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 28, 1997.

        In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods, ended March 29, 1998 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS AND DISPOSITIONS

         On March 27, 1997, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WYSY-FM, serving the Chicago metropolitan area, for a purchase price of $33.0 million, including a $3.0 million seller note, plus closing costs of $0.5 million. The Company subsequently changed the call letters to WLEY-FM. Additionally, on March 27, 1997, the Company acquired the FCC broadcast licenses and substantially all of the assets used or useful in the operations of radio stations WRMA-FM and WXDJ-FM, serving the Miami metropolitan area, for a purchase price of $111 million plus closing costs of $0.8 million.

         On March 27, 1997, the Company completed offerings of (a) 175,000 units (the "Units Offering") comprised of 175,000 shares of the Company's Series A Senior Exchangeable Preferred Stock (the "Series A Preferred Stock"), liquidation preference $1,000 per share, and warrants to purchase 74,900 shares of the Company's Class A Common Stock, par value $.01 per share ("Common Stock") and (b) $75.0 million aggregate principal amount of the Company's 11% Senior Notes due 2004 (the "Senior Notes") (the "Notes Offering") in transactions not registered under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption provided in Section 4(2) of the Act. The proceeds of these offerings were used to finance the acquisitions of radio stations WRMA-FM, WXDJ-FM and WLEY-FM (the "Acquisitions") and to retire the notes issued in 1996.

         The Company's consolidated results of operations for the six month period ended March 30, 1997 include four days of operations of WRMA-FM, WXDJ-FM and WLEY-FM. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition of WRMA-FM and WXDJ-FM had occurred as of the beginning of fiscal year 1997 after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The results of WLEY-FM prior to its acquisition have not been included in the pro-forma summary as the acquisition does not meet the significance test for presentation of pro-forma information.

                                                                            Six Months Ended
                                                                             March 30, 1997
                                                                             --------------
                  Pro-Forma Results:
                     Net Revenues......................................          $30,542
                     Net Loss..........................................          $ 2,043

         On July 22, 1997, the Company commenced an exchange offer whereby shares of Series A Preferred Stock were exchanged for an equal number of Series B Senior Exchangeable Preferred Stock (the "Series B Preferred Stock"). The exchange of Series A Preferred Stock for Series B Preferred Stock has been registered under the Act.

         On July 22, 1997, the Securities and Exchange Commission declared effective a shelf registration statement relating to the Senior Notes, and to $338,930 in aggregate principal amount of 14-1/4% Exchange Debentures due 2005, Series A and 23,836 shares of Common Stock that may be issued upon the occurrence of certain events, each of which may be offered from time to time by or for the account of the holders thereof. The Company is using its best efforts to keep such shelf registration continuously effective.

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

         On July 2, 1997, the Company entered into an agreement (as amended, the "One-on-One Agreement") with One-on-One Sports, Inc. ("One-on-One") to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. The One-on-One Agreement contained customary representations, warranties and conditions, including receipt of FCC approval to the transfer of the FCC licenses. Pursuant to the One-on-One Agreement, on September 29, 1997, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26 million. On December 2, 1997, the Company consummated the sale of the assets and FCC licenses of KXMG-AM to One-on-One for a purchase price of $18 million (together with the sale of WXLX-AM and WCMQ-AM, the "Dispositions"). The gain from the sale of these stations amounts to approximately $36.4 million before income taxes. The Company was required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase 12-1/2% Senior Notes due 2002 ("Old Notes") at 110% of the principal amount.

         Pursuant to the terms of the Company's debt agreements, in October 1997, the Company made an offer to holders of its Notes to acquire $22,730 in principal amount of Notes at a purchase price of $1,100 for each $1,000 in principal amount. Pursuant to this tender offer, the Company purchased $5,500 in principal amount of Notes for $6,050. In November 1997, the Company purchased an additional $7,666 in principal amount of Notes for $8,950. The Company recognized a loss on the transactions of $1.6 million, net of income taxes. This amount has been classified as an extraordinary item in the accompanying condensed consolidated financial statements.

(3) SUBSEQUENT EVENTS

         On January 28, 1998, the Company entered into an Asset Purchase Agreement with Radio Station KRIO-FM, Ltd. to buy the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO-FM serving the San Antonio area for $9.25 million. The Company has made a $250 deposit towards this acquisition. The purchase of this station is subject to certain closing conditions, including approval of the FCC. The Company expects to finance this purchase from cash on hand and from operations.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                (All Dollar Amounts Are Presented in Thousands)

RESULTS OF OPERATIONS

         Three Months Ended March 30, 1997 Compared to the Three Months Ended March 29, 1998.

         Net Revenues. Net revenues increased from $11,424 for the three months ended March 30, 1997 to $14,659 for the three months ended March 29, 1998, an increase of $3,235 or 28.3%. This increase was due primarily to the inclusion of the results of WRMA-FM, WXDJ-FM, and WLEY-FM which were purchased on March 27, 1997. The increase in net revenues attributable to these three stations was $5,140. The increase in net revenues also resulted from an increase in net revenues at the New York Stations, WPAT-FM and WSKQ-FM and another Miami station, WCMQ-FM. This increase was offset by a decrease in net revenues from the Company's other Florida stations, WCMQ-AM, WVMQ-FM and WZMQ-FM, and the Los Angeles station, KLAX-FM in addition to the decrease in revenues attributable to the sale of the AM stations, in New York, Miami and Los Angeles.

         Operating Expenses. Total operating expenses increased from $9,068 in the three months ended March 30, 1997 to $12,935 in the three months ended March 29, 1998, an increase of $3,867 or 42.6%. The higher operating expenses were caused by an increase of $2,830 in broadcasting operating expenses, an increase of $871 in depreciation and amortization expense, and an increase of $166 in corporate expenses.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of WRMA-FM, WXDJ-FM and WLEY-FM. The increase in corporate expenses was caused by increased professional fees and salaries. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM.

         Operating Income. Operating income decreased from $2,356 during the three months ended March 30, 1997 to $1,724 during the three months ended March 29, 1998, a decrease of $632 or 26.8%. The decrease was due to the increase in operating expenses, partially offset by the increase in net revenues.

         EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization, writedown of franchise costs, gains on sales of radio stations and other income and expenses) increased $240 or 6.4% from $3,762 during the three months ended March 30, 1997 to $4,002 during the three months ended March 29, 1998. The increases in EBITDA was caused by the increase in net revenues, offset by increases in broadcasting operating expenses and corporate expenses.

         Other Income and Expenses. Other income and expenses decreased from $5,322 during the three months ended March 30, 1997 to $5,321 during the three months ended March 29, 1998. This decrease of $1 resulted from an increase in interest income offset by expenses related to the sale of the AM Stations.

         Extraordinary Item. In the three months ended March 30, 1997, the Company recorded an extraordinary loss of $1,715, net of income taxes. This loss resulted from an amount paid in excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs in conjunction with the refinancing of debt when the Company purchased WRMA-FM, WXDJ-FM and WLEY-FM. There were no extraordinary items in the three months ended March 29, 1998.

         Net Income (Loss). The Company's net loss for the three months ended March 29, 1998, was $2,158 compared to the net loss of $3,555 for the three months ended March 30, 1997. The decrease in the net loss for the three months ended March 29, 1998, of $1,397 or 39.3%, was due to an increase in revenues offset by the increase in operating expenses as well as the absence of extraordinary items.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                (All Dollar Amounts Are Presented in Thousands)

RESULTS OF OPERATIONS

         Six Months Ended March 30, 1997 Compared to the Six Months Ended March 29, 1998.

         Net Revenues. Net revenues increased from $23,790 for the six months ended March 30, 1997 to $33,600 for the six months ended March 29, 1998, an increase of $9,810 or 41.2%. This increase was due primarily to the inclusion of the results of WRMA-FM, WXDJ-FM, and WLEY-FM which were purchased on March 27, 1997. The increase in net revenues attributable to these three stations was $10,767. The increase in net revenues also resulted from a significant increase in net revenues of $2,192 at the New York Stations, WPAT-FM and WSKQ-FM and a Miami station, WCMQ-FM. The increase was offset by a decrease in net revenues from the Company's other Florida stations, WCMQ-AM, WVMQ-FM, and WZMQ-FM, and the Los Angeles station, KLAX-FM in addition to the decrease in revenues attributable to the sale of the AM stations in New York, Miami and Los Angeles.

         Operating Expenses. Total operating expenses increased from $18,540 in the six months ended March 30, 1997 to $26,433 in the six months ended March 29, 1998, an increase of $7,893 or 42.6%. The higher operating expenses were caused by an increase of $5,561 in broadcasting operating expenses, an increase of $1,851 in depreciation and amortization expense, and a $481 increase in corporate expenses.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of WRMA-FM, WXDJ-FM and WLEY-FM. The increase in corporate expenses was caused by increased professional fees and salaries. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM.

         Operating Income. Operating income increased from $5,249 during the six months ended March 30, 1997 to $7,166 during the six months ended March 29, 1998, an increase of $1,917 or 36.5%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.

         EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization, writedown of franchise costs, gains on sales of radio stations and other income and expenses) increased $3,769 or 46.8% from $8,050 during the six months ended March 30, 1997 to $11,819 during the six months ended March 29, 1998. The increase in EBITDA was similarly caused by the increase in net revenues, partially offset by an increase in operating expenses.

        Other Income and Expenses. Other income and expenses, changed from an expense of $10,356 in the six months ended March 30, 1997 to income of $25,756 in the six months ended March 29, 1998. The change was primarily a result of the sale of the AM Stations at a gain of $36,364.

         Extraordinary Item. The extraordinary loss of $1,613, net of taxes, in the six months ended March 29, 1998 is a result of premiums paid on the purchase of certain outstanding Old Notes and the write off of related unamortized debt discount and deferred financing costs. In the six months ended March 30, 1997, the Company recorded an extraordinary loss of $1,715, net of income taxes. This loss resulted from an amount paid in excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs in conjunction with the refinancing of debt when the Company purchased WRMA-FM, WXDJ-FM and WLEY-FM.

         Net Income (Loss). The Company's net income for the six months ended March 29, 1998, was $18,141 compared to the net loss of $4,881 for the six months ended March 30, 1997. The net income resulted from the increase in operating income and the gain from the sale of AM stations partially offset by the increase in interest expense and the extraordinary loss related to the retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

         On March 27, 1997, the Company consummated the Acquisitions. The Acquisitions were financed with proceeds of the Units Offering and the Notes Offering (The "Offerings"). Concurrently with the consummation of the Acquisitions and the Offerings, the Company effected a series of transactions including the redemption (the "Redemption") of the Company's Senior Secured Notes due 2002 and Senior Exchangeable Preferred Stock, Series A and the repurchase of related warrants to purchase an aggregate of 6.0% of the Company's Common Stock, on a fully-diluted basis. In addition, simultaneously with the consummation of the Offerings, the Company announced its intention to declare a dividend of up to $4 million in the aggregate (the "Distribution") to its stockholders and existing warrantholders who elected to receive their pro rata portion of the Distribution in lieu of the anti-dilution adjustment they would otherwise have been entitled to as a result of the Distribution. A dividend of $5.60 per share common stock was declared on March 10, 1998 and distributed to the stockholders on March 12, 1998. In April 1998, holders of warrants to purchase shares of Class A Common Stock that were issued pursuant to the Warrant Agreement dated June 29, 1994 were given the option to participate in such dividend as if they were stockholders, subject to agreeing to waive their anti-dilution rights with respect to such dividend. Holders of warrants to purchase 58,209 shares participated in the dividend.


         On July 2, 1997, the Company entered into an agreement to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. The Company was required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase Old Notes at 110% of the principal amount. The agreement contained customary representations, warranties and conditions, including receipt of FCC approval to the transfer of the FCC licenses. Pursuant to this agreement, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-FM to One-on-One for a purchase price of $26 million on September 29, 1997. On December 2, 1997, the Company consummated the sale of the assets and FCC licenses of KXMG-AM to ONE-on-ONE for a purchase price of $18 million. On January 28, 1998 the Company entered into an Asset Purchase Agreement to purchase the FCC broadcast license and substantially all the assets used or useful in the operation of radio station KRIO-FM for $9.25 million. The Company made a $0.25 million deposit and expects to finance the remainder from cash on hand and from operations. The Company expects to consummate this acquisition in May 1998.

         Cash flow generated from operations was $5,169 for the six months ended March 29, 1998. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's Notes of $10,472. Additionally, the Company invested $1,132 in capital expenditures and used $15,000 to purchase Old Notes. Proceeds from the sales of WXLX-AM, WCMQ-AM and KXMG-AM were approximately $43,283, net of closing costs of $717.

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

         Management believes, together with cash on hand, that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes, which, commencing June 15, 1997, began to accrue cash interest at a rate of 12 1/2% per annum) for the foreseeable future as well as capital expenditures, operating obligations and the pending acquisition of KRIO-FM. However, significant assumptions (none of which can be assured) underlie this belief, including that
(i) economic conditions within the radio broadcasting market and economic conditions generally will not deteriorate in any material respect, (ii) the Company will be able to successfully implement its business strategy, (iii) the Company will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities, and (iv) no future acquisition will adversely affect the Company's liquidity. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity date on June 15, 2002, and no assurances can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits

       (b)  Reports on Form 8-K

        No Current Report on Form 8-K was filed by the Company in November or December, 1997 or January or February, 1998.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Spanish Broadcasting System, Inc. ,
                               a Delaware corporation

                               Spanish Broadcasting System,
                               of California, Inc.

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

                               Alarcon Holdings, Inc.

                               SBS of Greater New York, Inc.

                               Spanish Broadcasting System of Illinois, Inc.

                               Spanish Broadcasting System of
                               Greater Miami, Inc.

                               Spanish Broadcasting System of San Antonio, Inc.



                               By:      /s/      Joseph A. Garcia
                                        -----------------------------------
                                                 Joseph A. Garcia
                                        EVP and Chief Financial Officer
                                (principal financial and accounting officer)

Date: May 11, 1998