Form 10-Q
period 1998-06-28
SPANISH BROADCASTING SYSTEM INC
filed 1998-08-11
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.
                       SEE TABLE OF ADDITIONAL REGISTRANTS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                      13-3827791
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

3191 CORAL WAY, SUITE 805, MIAMI, FLORIDA                  33145
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

                      (X)    YES                ( )  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING AS OF AUGUST 11, 1998; 606,668 SHARES OF COMMON STOCK OF WHICH 558,135 SHARES ARE DESIGNATED CLASS A COMMON STOCK AND 48,533 SHARES ARE DESIGNATED CLASS B COMMON STOCK.

                         TABLE OF ADDITIONAL REGISTRANTS


                                                                                      PRIMARY
                                                                                      STANDARD
                                                              STATE OR OTHER          INDUSTRIAL             I.R.S. EMPLOYER
                                                              JURISDICTION OF         CLASSIFICATION         IDENTIFICATION
                                                              INCORPORATION           NUMBER                 NUMBER
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

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX



                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I            FINANCIAL INFORMATION


ITEM 1            FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 28, 1997 AND
                  JUNE 28, 1998 (UNAUDITED)                                                               3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                  ENDED AND NINE MONTHS ENDED JUNE 29, 1997 AND JUNE 28, 1998 (UNAUDITED)                 4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                  MONTHS ENDED AND NINE MONTHS ENDED JUNE 29, 1997 AND JUNE 28,
                  1998 (UNAUDITED)                                                                        5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                        6

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                               9


PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        SEPTEMBER 28,1997    JUNE 28, 1998
                    ASSETS                                                 (AUDITED)           (UNAUDITED)

CURRENT ASSETS :

CASH AND CASH EQUIVALENTS                                                $  12,287,764        $  32,134,056
RECEIVABLES:
   TRADE                                                                    17,226,345           19,730,808
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                      2,385,267            3,984,120
                                                                         -------------        -------------
     NET RECEIVABLES - TRADE                                                14,841,078           15,746,688
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL  ACCOUNTS OF
       $ 3,019,828 AT SEPT.28,1997 AND $4,200,418 AT JUNE 28,1998)             270,900               79,650
                                                                         -------------        -------------
               NET RECEIVABLES                                              15,111,978           15,826,338
OTHER CURRENT ASSETS                                                         1,409,906            2,383,176
                                                                         -------------        -------------
     TOTAL CURRENT ASSETS                                                   28,809,648           50,343,570

PROPERTY AND EQUIPMENT, NET                                                 18,409,415           14,901,979
FRANCHISE COSTS, NET                                                       273,631,766          273,971,175
DUE FROM RELATED PARTY                                                         289,869              289,869
DEFERRED FINANCING COSTS, NET                                                9,262,314            7,782,659
DEFERRED INCOME TAXES                                                        3,674,287                 --
OTHER ASSETS                                                                   289,784              217,060
                                                                         -------------        -------------
                                                                         $ 334,367,083        $ 347,506,312
                                                                         =============        =============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES :

CURRENT PORTION OF SENIOR SECURED NOTES                                  $  15,000,000                 --
CURRENT PORTION OF LONG TERM DEBT                                               44,644               36,335
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        5,090,349            7,534,026
ACCRUED INTEREST                                                             4,536,627            3,069,432
UNEARNED REVENUE                                                             1,551,255            1,805,865
DIVIDENDS PAYABLE                                                              960,761            8,165,089
                                                                         -------------        -------------
     TOTAL CURRENT LIABILITIES                                              27,183,636           20,610,747
12.5% SENIOR SECURED NOTES,NET OF UNAMORTIZED DISCOUNT                      88,820,963           91,520,331
11% SENIOR SECURED NOTES                                                    75,000,000           75,000,000
DEFERRED INCOME TAXES PAYABLE                                                     --              7,571,291
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                   4,147,676            4,337,546
14.25% SENIOR EXCHANGEABLE REDEEMABLE PREFERRED
      STOCK, $.01 PAR VALUE. AUTHORIZED 413,930 SHARES; ISSUED
      AND OUTSTANDING 199, 997 SHARES                                      171,261,919          186,448,154
STOCKHOLDERS' DEFICIENCY:
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     5,000,000 SHARES; ISSUED AND OUTSTANDING 558,135
     SHARES                                                                      5,581                5,581
   CLASS B COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     200,000 SHARES; ISSUED AND OUTSTANDING 48,533
     SHARES                                                                        485                  485
   ADDITIONAL PAID IN CAPITAL                                                6,590,473            6,864,301
   ACCUMULATED DEFICIT                                                     (35,119,184)         (42,392,715)
                                                                         -------------        -------------
                                                                           (28,522,645)         (35,522,348)
   LESS: LOANS RECEIVABLE FROM STOCKHOLDERS                                 (3,524,466)          (2,459,409)
                                                                         -------------        -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                        (32,047,111)         (37,981,757)
                                                                         -------------        -------------
                                                                         $ 334,367,083        $ 347,506,312
                                                                         =============        =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             JUNE 29, 1997       JUNE 28, 1998       JUNE 29, 1997       JUNE 28, 1998
GROSS BROADCASTING REVENUES                   $ 20,652,792        $ 23,887,651        $ 47,393,913        $ 62,098,840
   LESS: AGENCY COMMISSIONS                      2,497,144           2,896,757           5,448,511           7,508,229
                                              ------------        ------------        ------------        ------------

      NET BROADCASTING REVENUES                 18,155,648          20,990,894          41,945,402          54,590,611
                                              ------------        ------------        ------------        ------------


OPERATING EXPENSES
    ENGINEERING                                    478,737             499,784           1,563,250           1,380,656
    PROGRAMMING                                  1,949,463           1,919,274           4,981,721           5,996,108
    SELLING                                      4,252,060           4,889,604          10,417,849          13,108,606
    GENERAL AND ADMINISTRATIVE                   1,654,840           2,210,877           4,589,278           7,811,811
    CORPORATE EXPENSES                           1,558,779           2,118,768           4,081,114           5,122,297
    DEPRECIATION & AMORTIZATION                  2,293,084           2,214,911           5,094,240           6,866,961
                                              ------------        ------------        ------------        ------------
                                                12,186,963          13,853,218          30,727,452          40,286,439
                                              ------------        ------------        ------------        ------------

       OPERATING INCOME                          5,968,685           7,137,676          11,217,950          14,304,172

OTHER (INCOME) EXPENSES :
    GAIN ON SALE OF AM STATIONS                       --               117,469                --           (36,246,947)
    INTEREST EXPENSE, NET                        6,075,201           5,394,375          16,402,849          16,002,451
    OTHER, NET                                      (1,901)               --                25,989                --
                                              ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                        (104,615)          1,625,832          (5,210,888)         34,548,668
INCOME TAX EXPENSE (BENEFIT)                       (20,721)            650,333          (1,961,106)         13,819,467
                                              ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            (83,894)            975,499          (3,249,782)         20,729,201

EXTRAORDINARY ITEM, NET OF INCOME TAXES               --                  --            (1,715,206)         (1,612,723)
                                              ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                  (83,894)            975,499          (4,964,988)         19,116,478

ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD                       (19,985,046)        (34,983,422)        (11,906,690)        (35,119,184)
DIVIDENDS ON PREFERRED STOCK                    (6,698,696)         (7,125,342)         (8,952,027)        (20,507,976)
ACCRETION OF PREFERRED STOCK                       (93,928)           (659,652)         (1,037,859)         (1,883,377)
DIVIDENDS ON COMMON STOCK                             --              (599,798)               --            (3,998,656)
                                              ------------        ------------        ------------        ------------

ACCUMULATED DEFICIT AT
     END OF PERIOD                             (26,861,564)        (42,392,715)        (26,861,564)        (42,392,715)
                                              ============        ============        ============        ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED JUNE 29, 1997 AND JUNE 28, 1998
                                   (UNAUDITED)


                                                                                           1997                 1998
                                                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                                                     $  (4,964,988)       $  19,116,478
                                                                                      -------------        -------------

   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES:
      LOSS ON EXTINGUISHMENT OF DEBT                                                      2,766,460            2,687,872
      GAIN ON SALE OF RADIO STATIONS                                                           --            (36,246,947)
      DEPRECIATION AND AMORTIZATION                                                       5,094,240            6,866,961
      CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES                                          75,494            2,779,443
      AMORTIZATION OF DEBT DISCOUNT                                                       4,629,084              477,029
      INTEREST SATISFIED THROUGH THE ISSUANCE OF NEW NOTES                                2,433,230                 --
      AMORTIZATION OF DEFERRED FINANCING COSTS                                              948,580            1,013,387
      INTEREST ADDED TO FACE AMOUNT NOTE PAYABLE                                               --                230,400
      DEFERRED INCOME TAXES                                                              (2,329,030)          11,245,578
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        INCREASE IN RECEIVABLES                                                          (3,436,161)          (3,493,803)
        INCREASE IN OTHER CURRENT ASSETS                                                 (1,222,431)            (973,270)
        DECREASE (INCREASE) IN OTHER ASSETS                                                (150,808)              72,724
        INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   722,279            2,443,677
        INCREASE (DECREASE) IN ACCRUED INTEREST                                             459,128           (1,467,195)
        INCREASE  IN UNEARNED REVENUE                                                       880,235              254,610
                                                                                      -------------        -------------
                       TOTAL ADJUSTMENTS                                                 10,870,300          (14,109,534)
                                                                                      -------------        -------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                       5,905,312            5,006,944
                                                                                      -------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

 PROCEEDS FROM SALE OF RADIO STATIONS, NET OF CLOSING COSTS                                    --             43,165,854
 ACQUISITIONS OF RADIO STATIONS NET OF $3,000,000
        NOTE PAYABLE ISSUED TO SELLER IN 1997                                          (143,000,000)          (9,327,713)
 ADDITIONS TO PROPERTY AND EQUIPMENT                                                     (1,740,645)          (1,290,128)
                                                                                      -------------        -------------

          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (144,740,645)          32,548,013
                                                                                      -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

PURCHASE OF SENIOR SECURED NOTES                                                               --            (15,000,055)
PROCEEDS FROM ISSUANCE OF SENIOR SECURED NOTES
        NET OF ISSUANCE COSTS                                                            71,258,995                 --
PROCEEDS FROM ISSUANCE OF REDEEMABLE PREFERRED STOCK
        AND WARRANTS, NET OF ISSUANCE COSTS                                             164,734,530                 --
REDEMPTION OF SENIOR SECURED NOTES                                                      (39,662,074)                --
REDEMPTION OF PREFERRED STOCK                                                           (42,699,590)                --
REDEMPTION OF PRIMARY WARRANTS                                                           (8,323,000)                --
PAYMENT OF DIVIDENDS                                                                           --             (3,724,828)
REPAYMENTS OF OTHER LONG-TERM DEBT                                                          (29,775)             (48,839)
DECREASE (INCREASE) IN LOANS RECEIVABLE FROM STOCKHOLDERS                                (1,004,929)           1,065,057
                                                                                      -------------        -------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           144,274,157          (17,708,665)
                                                                                      -------------        -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 5,438,824           19,846,292

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          5,468,079           12,287,764
                                                                                      -------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  10,906,903        $  32,134,056
                                                                                      =============        =============

CASH PAID FOR:
      INTEREST                                                                        $   8,070,338        $  15,913,831
                                                                                      =============        =============

      INCOME TAXES                                                                    $     369,162        $   1,693,335
                                                                                      =============        =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 29, 1997 and June 28, 1998

                                   (Unaudited)

                             (Dollars in Thousands)

(1) BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended June 29, 1997 and June 28, 1998 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 28, 1997 included in the Company's 1997 Form 10K.

         In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended June 28, 1998 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS, DISPOSITIONS AND FINANCINGS

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

         On May 13, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO-FM serving the San Antonio area for $9.25 million, plus closing costs of $0.08 million. The Company financed this purchase from cash on hand and from operations. The Company subsequently changed the call letters to KLEY-FM.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



         The Company's consolidated results of operations for the nine month periods ended June 29, 1997 and June 28, 1998 include the operations of WRMA-FM, WXDJ-FM, WLEY-FM and KRIO-FM from the dates of acquisition. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition of WRMA-FM and WXDJ-FM had occurred as of the beginning of fiscal year 1997 after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.


         The results of WLEY-FM and KRIO-FM prior to their acquisition have not been included in the pro-forma summary as the acquisitions do not meet the significance test for presentation of pro-forma information.

                                                                    Nine Months Ended
                                                                      June 29, 1997
                                                                      -------------
                  Pro-Forma Results:
                     Net Revenues.....................................   $48,698
                     Net Loss Before Extraordinary Item...............  $(2,127)


         On July 22, 1997, the Company commenced an exchange offer whereby shares of Series A Preferred Stock were exchanged for an equal number of Series B Senior Exchangeable Preferred Stock (the "Series B Preferred Stock"). The exchange of Series A Senior Notes for Series B Senior Notes has been registered under the Act. Such exchange was completed in August 1997.

         On July 22, 1997, the Securities and Exchange Commission declared effective a shelf registration statement relating to the Series A Preferred Stock, and to $338,930 in aggregate principal amount of 14-1/4% Exchange Debentures due 2005, Series A and 23,836 shares of Common Stock that may be issued upon the occurrence of certain events, each of which may be offered from time to time by or for the account of the holders thereof. The Company is using its best efforts to keep such shelf registration continuously effective.

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

         On July 2, 1997, the Company entered into an agreement (as amended, the "One-on-One Agreement") with One-on-One Sports, Inc. ("One-on-One") to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. Pursuant to the One-on-One Agreement, on September 29, 1997, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26 million. On December 2, 1997, the Company consummated the sale of the assets and FCC license of KXMG-AM to One-on-One for a purchase price of $18 million (together with the sale of WXLX-AM and WCMQ-AM, the "Dispositions"). The gain from the sale of these stations amounts to approximately $36.2 million before income taxes. The Company was required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase 12-1/2% Senior Notes due 2002 ("Old Notes") at 110% of the principal amount.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Pursuant to the terms of the Company's debt agreements, in October 1997, the Company made an offer to holders of its Old Notes to acquire $22,730 in principal amount of Notes at a purchase price of $1,100 for each $1,000 in principal amount. Pursuant to this tender offer, the Company purchased $5,500 in principal amount of Notes for $6,050. In November 1997, the Company purchased an additional $7,666 in principal amount of Notes for $8,950. The Company recognized a loss on the transactions of $1.6 million, resulting from the premiums paid and the write off of related unamortized debt discount and deferred financing costs, net of income taxes. This amount has been classified as an extraordinary item in the accompanying condensed consolidated financial statements.

         In March 1998, the Company declared a dividend of $5.60 per share of common stock. In April 1998, holders of warrants to purchase shares of Class A Common Stock that were issued pursuant to the Warrant Agreement dated June 29, 1994 (the "1994 Warrants") were given the option to participate in such dividend as if they were stockholders, subject to agreeing to waive their anti-dilution rights with respect to such dividends. Holders of warrants to purchase 58,209 shares participated in the dividend. In May 1998, the Company paid $0.326 million to these warrantholders and issued replacement warrants entitling each warrantholder to purchase from the Company shares of Class A Common Stock at a rate of one share of Class A Common Stock per Warrant. The warrantholders that elected not to participate in the cash dividend continue to hold such 1994 Warrants and are entitled to purchase from the Company shares of Class A Common Stock at an adjusted rate of 1.01133 shares of Class A Common Stock per 1994 Warrant.

         On June 16, 1998, the Company entered into an Asset Purchase Agreement with Pan Caribbean Broadcasting Corporation to purchase the FCC broadcast license and substantially all of the assets used or useful in the operation of WDOY-FM serving Puerto Rico for $8.25 million. The Company has made a $412.5 deposit in connection with this acquisition. The purchase of this station is subject to certain closing conditions, including FCC approval. The Company expects this transaction to close during the fourth fiscal quarter. The Company expects to finance this purchase from cash on hand and from operations.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                (All Dollar Amounts Are Presented in Thousands).

RESULTS OF OPERATIONS

         Three Months Ended June 29, 1997 Compared to the Three Months Ended June 28, 1998

         Net Revenues. Net revenues increased from $18,156 for the three months ended June 29, 1997 to $20,991 for the three months ended June 28, 1998, an increase of $2,835 or 15.6%. This increase resulted from increases at several of the Company's stations including WLEY-FM in Chicago which was purchased by the Company on March 27, 1997 and successfully converted from a 70's rock format to a Spanish-language format. The Company's New York stations had strong increases in net revenues particularly from WSKQ-FM which had a significant increase in ratings ultimately culminating in it being the #1 ranked station in the recently released Spring Arbitron ratings. Two of the Company's stations in Miami, WXDJ-FM and WRMA-FM, which were also purchased on March 27, 1997, had increases in net revenues as did WCMQ-FM of Miami. All of these increases were partially offset by the decreased net revenues of KLAX-FM in Los Angeles as well as decreased net revenues resulting from the Company's sale of the assets of its AM stations in the quarter ended December 28, 1997.

         Operating Expenses. Total operating expenses increased from $12,187 in the three months ended June 29, 1997 to $13,853 in the three months ended June 28, 1998, an increase of $ 1,666 or 13.7%. The higher operating expenses were caused by an increase of $1,184 in broadcasting operating expenses and an increase of $560 in corporate expenses, partially offset by a decrease of $78 in depreciation and amortization.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of WLEY-FM which was not fully operational in the three months ended June 29, 1997 as well as an increase in advertising in New York. The increase in corporate expenses was caused by increased professional fees due mainly to compliance with securities law requirements. The decrease in depreciation and amortization was the result of decreased amortization of franchise costs related to the sale of the AM stations.

         Operating Income. Operating income increased from $5,969 during the three months ended June 29, 1997 to $7,138 during the three months ended June 28, 1998, an increase of $1,169 or 19.6%. The increase was due to the increase in net revenues, partially offset by the increase in operating expenses.

         EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, income taxes, depreciation and amortization, gains on sales of radio stations and other income and expenses) increased $1,091 or 13.2% from $8,262 during the three months ended June 29, 1997 to $9,353 during the three months ended June 28, 1998. The increase in EBITDA was caused by the increase in net revenues, partially offset by increases in broadcasting operating expenses and corporate expenses.

         Other (Income) Expenses. Other income and expenses decreased from $6,073 during the three months ended June 29, 1997 to $5,512 during the three months ended June 28, 1998. This decrease of $561 or 9.2% resulted from a decrease in interest expense related to the purchase of the Old Notes and an increase in interest income, partially offset by expenses related to the sale of the AM Stations.

         Net Income (Loss). The Company's net income for the three months ended June 28, 1998 was $975 compared to the net loss of $84 for the three months ended June 29, 1997. The net income was caused by the increase in operating income and a decrease in interest expense, partially offset by an increase in income taxes.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 (All Dollar Amounts Are Presented in Thousands)

RESULTS OF OPERATIONS

         Nine Months Ended June 29, 1997 Compared to the Nine Months Ended June 28, 1998

         Net Revenues. Net revenues increased from $41,945 for the nine months ended June 29, 1997 to $54,591 for the nine months ended June 28, 1998, an increase of $12,646 or 30.1%. This increase was due primarily to the inclusion of the results of WRMA-FM, WXDJ-FM, and WLEY-FM which were purchased on March 27, 1997. The increase in net revenues also resulted from a significant increase in the net revenues of the New York Stations, WPAT-FM and WSKQ-FM and a Miami station, WCMQ-FM. The increase was offset by a decrease in net revenues from the Company's Los Angeles station, KLAX-FM in addition to the decrease in revenues attributable to the sale of the AM stations in New York, Miami and Los Angeles.

         Operating Expenses. Total operating expenses increased from $30,727 in the nine months ended June 29, 1997 to $40,286 in the nine months ended June 28, 1998, an increase of $9,559 or 31.1%. The higher operating expenses were caused by an increase of $6,745 in broadcasting operating expenses, a $1,041 increase in corporate expenses and an increase of $1,773 in depreciation and amortization expense.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of WRMA-FM, WXDJ-FM and WLEY-FM. The increase in corporate expenses was caused mainly by increased professional fees and salaries. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM offset by the decrease attributable to the sale of the AM stations

         Operating Income. Operating income increased from $11,218 during the nine months ended June 29, 1997 to $14,304 during the nine months ended June 28, 1998, an increase of $3,086 or 27.5%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses.

         EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, income taxes, depreciation and amortization, gains on sales of radio stations and other income and expenses) increased $4,859 or 29.8% from $16,312 during the nine months ended June 29, 1997 to $21,171 during the nine months ended June 28, 1998. The increase in EBITDA was caused by the increase in net revenues, partially offset by increases in broadcasting operating expenses and corporate expenses.

         Other (Income) Expenses. Other income and expenses, changed from an expense of $16,429 in the nine months ended June 29, 1997 to income of $20,244 in the nine months ended June 28, 1998. The income was a result of the sale of the AM Stations at a gain of $36,247.

         Extraordinary Item. The extraordinary loss of $1,613, net of taxes, in the nine months ended June 28, 1998 is a result of premiums paid on the purchase of certain outstanding Old Notes and the write off of related unamortized debt discount and deferred financing costs. In the nine months ended June 29, 1997, the Company recorded an extraordinary loss of $1,715, net of income taxes. This loss was from an amount paid in excess of the Company's carrying value and the write off of related unamortized debt issuance costs in conjunction with the refinancing of debt when the Company purchased WRMA-FM, WXDJ-FM and WLEY-FM.

         Net Income (Loss). The Company's net income for the nine months ended June 28, 1998 was $19,116 compared to the net loss of $4,965 for the nine months ended June 29, 1997. The net income resulted from the increase in operating income, the gain from the sale of the AM stations and a slight decrease in interest expense partially offset by additional income taxes.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

         On March 27, 1997, the Company consummated the acquisitions of WRMA-FM, WXDJ-FM AND WLEY-FM (the "Acquisitions"). The Acquisitions were financed with proceeds of the March 27, 1997 Units Offering and the Notes Offering (the "Offerings"). Concurrently with the consummation of the Acquisitions and the Offerings, the Company effected a series of transactions including the redemption (the "Redemption") of the Company's Senior Secured Notes due 2002 and Senior Exchangeable Preferred Stock, Series A and the repurchase of related warrants to purchase an aggregate of 6.0% of the Company's Common Stock, on a fully-diluted basis. In addition, simultaneously with the consummation of the Offerings, the Company announced its intention to declare a dividend of up to $4 million in the aggregate (the "Distribution") to its stockholders and existing warrantholders who elected to receive their pro rata portion of the Distribution in lieu of the anti-dilution adjustment they would otherwise have been entitled to as a result of the Distribution. A dividend of $5.60 per share of common stock was declared and distributed to the stockholders in March 1998. In April 1998, holders of warrants to purchase shares of Class A Common Stock that were issued pursuant to the Warrant Agreement dated June 29, 1994 were given the option to participate in such dividend as if they were stockholders, subject to agreeing to waive their anti-dilution rights with respect to such dividends. Holders of warrants to purchase 58,209 shares participated in the dividend and received $0.326 million in the aggregate. The warrantholders that elected not to participate in the cash dividend continue to hold such 1994 warrants and are entitled to purchase from the Company shares of Class A Common Stock at an adjusted rate of 1.0133 shares of Class A Common Stock per 1994 Warrant.

         On July 2, 1997, the Company entered into an agreement to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44 million. The Company was required to use the greater of $25 million or 50% of the net proceeds of such sale to make offers to purchase Old Notes at 110% of the principal amount. The agreement contained customary representations, warranties and conditions, including receipt of FCC approval to the transfer of the FCC licenses. Pursuant to this agreement, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26 million on September 29, 1997. On December 2, 1997, the Company consummated the sale of the assets and FCC license of KXMG-AM to One-on-One for a purchase price of $18 million.

         On May 13, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO-FM serving the San Antonio area for $9.25 million, plus closing costs of $0.08 million. The Company financed this purchase from cash on hand and from operations. The Company subsequently changed the call letters to KLEY-FM.

         On June 16, 1998, the Company entered into an Asset Purchase Agreement with Pan Caribbean Broadcasting Corporation to purchase the FCC broadcast license and substantially all of the assets used or useful in the operation of WDOY-FM serving Puerto Rico for $8.25 million. The Company has made a $412.5 deposit in connection with this acquisition. The purchase of this station is subject to certain closing conditions, including FCC approval. The Company expects this transaction to close during the fourth fiscal quarter. The Company expects to finance this purchase from cash on hand and from operations.

         Cash flow generated from operations was $5,007 for the nine months ended June 28, 1998. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's Notes of $15,862. Additionally, the Company purchased KRIO-FM for $9,328, invested $1,290 in capital expenditures, used $15,000 to purchase Old Notes and paid dividends of $3,725. Proceeds from the sales of WXLX-AM, WCMQ -AM and KXMG-AM were approximately $43,166, net of closing costs of $835.

         Cash flow generated from operations was $5,905 for the nine months ended June 29, 1997. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's 12 1/2% Senior Notes due 2002 (the "Old Notes"). The Company received proceeds of $71,259, net of issuance costs, from the issuance of the Senior Notes and proceeds of $164,735, net of issuance costs, from the issuance of the Preferred Stock in connection with the Offerings. The Company used $143,000 of these proceeds to acquire WRMA-FM, WXDJ-FM and WLEY-FM, $39,662 for the redemption of Senior Secured Notes and $42,700 for the redemption of Preferred Stock and $8,323 for the redemption of warrants. Additionally, the Company invested $1,741 in capital expenditures, mostly for the construction of a new tower and antenna system for WXLX-AM in anticipation of the sale of this station.

         The Company's revenues fluctuate throughout the year. The Company's second fiscal quarter (January through March) generally produces the lowest revenues for the year and its third fiscal quarter (April through June) generally produces the highest revenues primarily due to increased levels of advertising during this period.

          Management believes, together with cash on hand, that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes, which, commencing June 15, 1997, began to accrue cash interest at a rate of 12 1/2% per annum) for the foreseeable future as well as capital expenditures, operating obligations and the pending acquisition of WDOY-FM. The Company anticipates paying dividends on its Preferred Stock through the issuance of additional shares as permitted under the Preferred Stock Agreement. However, significant assumptions (none of which can be assured) underlie this belief, including that
(i) economic conditions within the radio broadcasting market and economic conditions generally will not deteriorate in any material respect, (ii) the Company will be able to successfully implement its business strategy, (iii) the Company will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities, and (iv) no future acquisitions will adversely affect the Company's liquidity. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity date on June 15, 2002, and no assurances can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits - No. 1 - Asset Purchase Agreement dated June 16, 1998 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Pan Caribbean Broadcasting Corporation.

         (b)      Reports on Form 8-K
                  No Current Report on Form 8-K was filed by the Company since November 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Spanish Broadcasting System, Inc. ,
                           a Delaware Corporation.

                           Spanish Broadcasting System
                           of California, Inc.

                           Spanish Broadcasting System, Inc.,
                           a New Jersey Corporation.

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

                           SBS of Greater New York, Inc.

                           Spanish Broadcasting System of Illinois, Inc.

                           Spanish Broadcasting System of
                           Greater Miami, Inc.

                           Spanish Broadcasting System of San Antonio, Inc.



                           By:           /s/Joseph A. Garcia
                                           Joseph A. Garcia
                                    EVP and Chief Financial Officer
                                 (principal financial and accounting officer)

Date:   August 11, 1998

                                EXHIBIT INDEX
                                -------------

 Exhibits
  No. 1 Asset Purchase Agreement dated June 16, 1998 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Pan Caribbean Broadcasting Corporation.