Form 10-K405
period 1998-09-27
SPANISH BROADCASTING SYSTEM INC
filed 1998-12-28
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         (MARK ONE)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         Commission File Number 33-82114

                        SPANISH BROADCASTING SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                     13-3827791
(State or other jurisdiction of             (I.R.S. employer identification)
incorporation or organization
number)


          3191 Coral Way                                 33145
             Miami, FL                                 (Zip Code)
(Address of principal executive
 offices)


                       SEE TABLE OF ADDITIONAL REGISTRANTS


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

                                    Yes       X      No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         All of the Company's Common Stock is held by affiliates, accordingly, as of September 27, 1998, the aggregate value of the Company's voting common stock held by non-affiliates was $0.00.

         Number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of September 27, 1998: 606, 668 shares of Common Stock all of which are designated Class A Common Stock.

Documents Incorporated by Reference:  NONE

-------------------------------------------------------------------------------------------------------------------------
                  NAME                         STATE OR OTHER           PRIMARY STANDARD             I.R.S. EMPLOYER
                                               JURISDICTION OF             INDUSTRIAL             IDENTIFICATION NUMBER
                                                INCORPORATION        CLASSIFICATION NUMBER
-------------------------------------------------------------------------------------------------------------------------
SPANISH BROADCASTING SYSTEM, INC.                New Jersey                   4832                     13-3181941
-------------------------------------------------------------------------------------------------------------------------
SPANISH BROADCASTING SYSTEM OF                   California                   4832                     92-3952357
CALIFORNIA, INC.
-------------------------------------------------------------------------------------------------------------------------
SPANISH BROADCASTING SYSTEM OF FLORIDA,            Florida                    4832                     58-1700848
INC.
-------------------------------------------------------------------------------------------------------------------------
ALARCON HOLDINGS, INC.                            New York                    6512                     13-3475833
-------------------------------------------------------------------------------------------------------------------------
SPANISH BROADCASTING SYSTEM NETWORK, INC.         New York                    4899                     13-3511101
-------------------------------------------------------------------------------------------------------------------------
SBS PROMOTIONS, INC.                              New York                    7999                     13-3456128
-------------------------------------------------------------------------------------------------------------------------
SBS OF GREATER NEW YORK, INC.                     New York                    4832                     13-3888732
-------------------------------------------------------------------------------------------------------------------------
SPANISH BROADCASTING SYSTEM OF GREATER             Florida                    4832                     65-0774450
MIAMI, INC.
-------------------------------------------------------------------------------------------------------------------------
SPANISH BROADCASTING SYSTEM OF ILLINOIS,          Illinois                    4832                     36-4174296
INC.
-------------------------------------------------------------------------------------------------------------------------
SPANISH BROADCASTING SYSTEM OF SAN                Delaware                    4832                     65-0820776
ANTONIO, INC.
-------------------------------------------------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
Item 1.   BUSINESS ...............................................................................................1

Item 2.   PROPERTIES.............................................................................................12

Item 3.   LEGAL PROCEEDINGS......................................................................................13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................13

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDERS MATTERS ..................................................................................13

Item 6.    SELECTED FINANCIAL DATA...............................................................................15

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.............................................................................18

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK ..........................................................................................26

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................26

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................27

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................27

Item 11.   EXECUTIVE COMPENSATION................................................................................29

Item 12.   COMMON STOCK..........................................................................................32

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................32

Item 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES............................................................34

ITEM 1.  BUSINESS

         Spanish Broadcasting System, Inc. (the "Company"), incorporated in the State of Delaware in 1994, is one of the leading Spanish-language radio broadcasting companies in the United States. The Company owns and operates eight major market FM radio stations in Los Angeles, New York, Chicago, San Antonio and Miami. The Company also owns and operates FM radio stations in Key Largo and Key West, Florida. A description of each of the Company's stations, organized by market, is set forth below.

         The Company's strategy is to capitalize on the combined national marketing power derived from owning and operating radio stations in large Hispanic media markets in the United States and the economies of scale and ability to target multiple demographics resulting from multiple station ownership within a particular market. Multiple station ownership permits the Company to offer advertising packages on multiple radio stations at attractive price levels and expands the market for advertising targeted at Hispanics, thereby allowing the Company to capture a larger share of a market's overall advertising revenues.

         Los Angeles. KLAX-FM serves the Los Angeles market which has an Area of Dominant Influence ("ADI") population of approximately 16.1 million, of which approximately 37.3% is, Hispanic. The station features a Ranchera format, best described as regional Mexican music including Grupo (romantic ballads) and Norteno (music from border states in northern Mexico). Of the 49 Arbitron-ranked radio stations serving the Los Angeles metropolitan area, KLAX-FM is currently the #3 ranked Spanish-language radio station and the #12 ranked station overall. KLAX-FM had a 3.2 share for the Summer 1998 Arbitron rating period. KLAX-FM is licensed at 97.9 MHz. On November 21, 1997 the Company received a construction permit from the Federal Communications Commission (the "FCC") to change its city of license from Long Beach to East Los Angeles and to move its transmitting facilities to Flint Peak, which it has since done thereby allowing the station to extend its coverage to an additional 1.9 million listeners.

         New York City. WSKQ-FM and WPAT-FM serve the New York City metropolitan area, which has an ADI population of approximately 20.0 million, of which approximately 16.4% is Hispanic. Of the 47 Arbitron-ranked radio stations serving the New York metropolitan area, WSKQ-FM and WPAT-FM are currently the #1 and #2 ranked Spanish-language radio stations and the #1 and #12 ranked stations overall. The Company's New York stations had a combined 9.2 share for the summer 1998 Arbitron rating period.

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

         Miami. WRMA-FM, WXDJ-FM and WCMQ-FM serve the Miami metropolitan market, which has an ADI population of approximately 3.7 million, of which approximately 37.1% is Hispanic. Of the 37 Arbitron-ranked radio stations serving the Miami metropolitan area, WRMA-FM, WXDJ-FM and WCMQ-FM are currently ranked #3, #4 and #5, respectively, among Spanish language radio stations and ranked #12, #15 and #18, respectively, among stations overall.

         WRMA-FM. WRMA-FM was acquired by the Company in March 1997. The station features a Spanish-language adult contemporary format, consisting of a blend of ballads and pop songs from the 1970's to today. WRMA-FM is licensed at 106.7 MHz. Its transmitter is located on top of the Biscayne Tower in downtown Miami. The Company believes WRMA-FM's signal provides market coverage of the Miami metropolitan area comparable to other FM stations licensed in the area.

         WXDJ-FM. WXDJ-FM was acquired by the Company in March 1997. Together with WRMA-FM, WXDJ-FM formed the first Spanish-language FM duopoly serving the Miami metropolitan market. WXDJ-FM plays a blend of salsa and merengue targeting the emerging musical tastes of the rapidly changing face of the Miami Hispanic population. WXDJ-FM is licensed at 95.7 MHz. Its transmitter is located on top of the Biscayne Tower located in downtown Miami. The Company believes WXDJ-FM's signal provides market coverage of the Miami metropolitan area comparable to other FM stations licensed in the area.

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

         Chicago. WLEY-FM was acquired by the Company in March 1997. WLEY-FM serves the Chicago metropolitan area, which has an ADI population of approximately 9.4 million of which 11.8% is Hispanic. Of the 40 Arbitron-ranked radio stations in the Chicago metropolitan area, there are currently only two other high power Spanish-language FM stations. Accordingly, the Company believes that this market is underserved and offers significant opportunities for growth. The Company changed this station's format from 70's rock to Spanish-language in July of 1997. WLEY-FM is currently the #2 ranked Spanish-Language radio station. WLEY-FM is licensed at 107.9 MHz. The Company believes WLEY-FM's signal provides market coverage of the Chicago metropolitan area comparable to other FM stations licensed to this area.

         San Antonio. KLEY-FM (formerly KRIO-FM) serves the San Antonio metropolitan area, which has an ADI population of approximately 1.3 million of which 3.7% is Hispanic. The Company completed the acquisition of KLEY-FM in May 1998 and switched the programming in July 1998, from only "Tejano" to regional Mexican, including Tejano.

THE ACQUISITIONS

         On March 27, 1997, the Company acquired from Infinity Holdings Corp. of Orlando ("Infinity") the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WYSY-FM (the name of which, the company has changed to WLEY-FM) serving the Chicago metropolitan area for a purchase price of approximately $33.0 million, including a $3.0 million seller note.

         On March 27, 1997, the Company acquired from New Age Broadcasting, Inc. and The Seventies Broadcasting Corporation (the "Miami Sellers") the FCC broadcasting licenses and substantially all of the assets used or useful in the operation of WRMA-FM and WXDJ-FM for a cash purchase price of $111.0 million. As a result of the acquisition of WRMA-FM and WXDJ-FM, the Company currently operates the only FM triopoly in the Miami metropolitan market.

         On March 27, 1997, the Company consummated an offering (the"Notes Offering") of the Company's 11% Senior Notes due 2004, Series A (the "Series A Notes") and an offering (the "Units Offering" and together with the Notes Offering, the "Offerings") of 175,000 units (the "Units") each Unit consisting of one share of the Senior Exchangeable Preferred Stock (the "Senior Preferred Stock") and one warrant (the "1997 Warrants") to purchase 0.428 shares of the Company's Class A Common Stock in transactions exempt from the registration requirements of the Securities Act. Concurrently with the consummation of the Offerings, the Company redeemed or repurchased the Company's Senior Secured Notes due 2001 (the "Senior Secured Notes") and Redeeemable Preferred Stock, Series A (the "Series A Preferred Stock") and the related warrants to purchase an aggregate of 6.0% of the Company's Common Stock on a fully diluted basis for approximately $90.6 million. The Company had issued the Senior Secured Notes and Series A Preferred Stock to partially finance the acquisition of WPAT-FM in New York in March 1996.

The Old Warrants were redeemed pursuant to the redemption price schedule, which was determined at the time of issuance.

         On May 13, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO-FM serving the San Antonio area for $9.3 million, plus closing costs of $0.1 million. The Company financed this purchase from cash on hand and from operations. The Company subsequently changed the call letters to KLEY-FM.

THE DISPOSITIONS

         On September 29, 1997, the Company sold the assets and FCC licenses of WXLX-AM serving the New York metropolitan area and WCMQ-AM serving the Miami metropolitan area to One-on-One Sports, Inc. (One-on-One) for a sales price of $26.0 million. On December 2, 1997, the Company sold the assets and FCC licenses of KXMG-AM serving the Los Angeles area to One-on-One for a sales price of $18.0 million. In accordance with the Company's certificate of designation governing the Senior Preferred Stock, the Company offered to use $25.0 million to repurchase 12 1/2% Senior Notes due 2002 ("Old Notes") and actually used $15.0 million of the net proceeds of the Dispositions to purchase Old Notes.

RECENT DEVELOPMENTS

         On June 16, 1998, the Company entered into an Asset Purchase Agreement with Pan Caribbean Broadcasting Corporation to purchase the FCC broadcast license and substantially all of the assets used or useful in the operation of WDOY-FM serving Puerto Rico for $8.3 million. The Company closed on this purchase on December 1, 1998 and financed this purchase from cash on hand and cash from operations.

INDUSTRY BACKGROUND

         General. Radio reaches approximately 96% of all Americans over the age of 12. Radio stations derive their gross revenues primarily from the sale of advertising. In the major U.S. markets tracked by Duncan's Radio Market Guide, total radio advertising spending rose from an estimated $5.6 billion in 1993 to an estimated $7.4 billion in 1996. Advertisers generally regard radio as an efficient means of reaching specifically identified demographic groups. Stations are typically identified by their music format, such as country, adult/contemporary, news/talk and Spanish-language, among others. Through a station's format, a broadcaster focuses on specific demographic groups, making its station attractive to advertisers who also target these groups. The ability to deliver an audience comprised of individuals targeted by a particular advertiser may make a station attractive to that advertiser even though the station may not command a large share of total radio listeners in that market. Formats evolve or change as new formats gain popularity and the composition of audience's change. The largest portion of a radio station's programming is usually produced by the radio station itself. This programming includes locally produced shows featuring recorded music, news and talk shows. Additional programming may be obtained from various radio syndication services on a cash, barter (the exchange of goods and services for advertising) or cash-plus-barter basis.

         Ratings. A station's programming determines the demographics of each station's listeners and, in part, the station's market share. These factors, in turn, largely determine the price of commercial airtime paid by advertisers. A station's listening audience is measured by rating service surveys of the number of radios tuned to the station at various times of the day. Rank in audience share data ("ratings") is based on the "12+ average quarter hour share", i.e. the number of persons, aged 12 and over, who listen to the station for at least five minutes in a quarter-hour segment Monday through Sunday, 6 a.m. to midnight, in the most recent survey period (Summer, 1998) as published by Arbitron. Arbitron periodically samples radio listeners in defined market areas, principally through the use of diaries maintained by randomly selected listeners. A station's audience share is calculated by dividing (i) the average number of persons listening to a particular station for at least five minutes during an average quarter hour in a given time period by (ii) the average number of such persons for all stations in the market area. Arbitron also measures listener levels in a number of demographic categories classified by the age and gender of the audience. This information is used by advertisers to target specific audience segments.
         Unless otherwise indicated, all market revenue rankings that are contained in this Annual Report are based on information for calendar year 1996 contained in James H. Duncan, Jr., Duncan's Radio Market Guide (1996 ed.). Further, and unless otherwise noted, references herein to the rank of a station among all the radio stations within a market has been determined with reference to all radio stations rated by Arbitron within the applicable market. ADI information contained herein is based on Arbitron's 1998 ADI definitions.
Unless otherwise indicated, all references to the demographic statistics in this Annual Report are derived from Strategy Research Corporation's 1996 United States Hispanic Market Study (the "SRC Study"), United States Census Bureau and Hispanic Business Magazine. The SRC Study is sponsored by advertisers and other businesses targeting the Hispanic market, including the Company and many of its principal competitors.

THE HISPANIC MARKET IN THE UNITED STATES

         The Company broadcasts primarily to United States Hispanics, which is one of the most rapidly growing segments of the United States population. With approximately 27.2 million Hispanics, representing approximately 10.3% of the total population, the United States has the fifth largest Hispanic population in the world. The United States Hispanic population is highly concentrated in discrete geographic areas, with approximately 63% of all Hispanics residing in the ten largest Hispanic markets in the United States. By the year 2010, Hispanics are projected to account for approximately 13.5% of the total population of the United States and will be the country's largest minority group. According to market studies, the United States Hispanic population has an estimated annual disposable income in excess of $228 billion. In addition, approximately 78% of Hispanics living in the United States prefer to speak Spanish at home, further contributing to the popularity of Spanish-language radio as a source of Spanish-language entertainment, information and culture.

         In addition to its anticipated rapid growth, the Hispanic market has several other characteristics, which the Company believes, make it attractive to advertisers, including the following:

         - United States Census Bureau data indicate that Hispanic households are larger than those of the general population, with 3.4 persons living in an average Hispanic household compared to 2.6 persons living in the average household;

         - the Hispanic population is generally younger than the general population, with a median age of 26.6 years compared to 34.0 years;

         - Hispanic consumers generally spend a higher percentage of their disposable income on consumer goods than the general public; and

         - market studies have shown that Hispanics are generally more brand conscious than the general population.

         Primarily due to these factors, the Company believes that the United States Hispanic population represents an attractive market for local and national advertisers. Total media advertising expenditures targeting Hispanics have increased significantly from $166 million in 1983 to an estimated $1.4 billion in 1997, with $375 million, or 27%, of the total Hispanic media advertising allocated to radio advertising. In 1996, Hispanics accounted for approximately 6.0% of total purchasing power while the Company estimates that Spanish-language advertising expenditures accounted for less than 2.7% of total advertising expenditures in all media. The Company believes that the current disparity between the level of Hispanic contribution to total U.S. purchasing power and the level of media expenditures targeting the Hispanic market will lessen and that Spanish-language radio advertising rates will approach general market rate levels. In addition the Company believes that advertisers are increasingly realizing that radio advertising is an effective means of reaching the Hispanic population.

         The Hispanic population is concentrated in major markets making it more accessible to national advertisers. Approximately 47% of the Hispanic population in the United States resides in the Company's markets -- Los Angeles, New York, Miami, Chicago and San Antonio.

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

         The Company believes that radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station's ability to attract listeners in a given market and on the attractiveness to advertisers of the station's listener demographics. Rates vary depending upon a program's popularity among the listeners an advertiser is seeking to attract, the number of advertisers vying for available airtime and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning and afternoon drive-time hours, which are the peak hours for radio audience listening. The Company believes that having multiple stations in a market is desirable to national advertisers and, as a result, commands attractive advertising rates. The Company believes it will be able to increase its rates as new and existing advertisers recognize the increasing desirability of targeting the growing Hispanic population in the United States.

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

         The Company's revenue mix between local and national advertising varies significantly by market. Management's objective has been for its stations to increase the level of national advertising since national advertising generally commands a higher dollar rate per advertising spot than does local advertising. The Company has been successful in this objective since 27% of its advertising has been national which is substantially higher than past years.

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

MANAGEMENT AND PERSONNEL

         As of September 27, 1998, the Company had approximately 300 full-time employees of whom 10 were primarily involved in management, 115 in programming, 94 in sales, 72 in general administration and 9 in technical activities.

         The Company moved its headquarters to Miami in late September and early October of 1997. To facilitate efficient management from its headquarters, the Company accesses and utilizes computerized accounting systems from its properties to provide current information to management on station operations and to assist in cost control and the preparation of monthly financial statements. Corporate executives regularly visit stations to monitor operations and ensure that headquarters' policies are implemented.

FEDERAL REGULATIONS OF RADIO BROADCASTING

         Existing Regulation and Legislation. Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"), and by the Telecommunications Act of 1996 (the "1996 Act"). The Communications Act prohibits the operations of a radio broadcasting station except under a license by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency banks; determine stations' frequencies, locations, and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

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

         In 1992, the FCC placed limitations on time brokerage (local marketing) agreements ("LMA") through which the licensees of one radio station provide programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

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

ITEM 2.           PROPERTIES

         The Company's corporate headquarters were moved from New York City to Miami between September and November 1997. The types of properties required to support each of the Company's radio stations include offices, broadcasting studios and antenna towers where its broadcasting transmitters and antenna equipment are located. The Company owns the buildings housing the office and studios in New York City for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM. The Company owns the auxiliary transmitter site for KLAX-FM in Long Beach, California and leases its other transmitter sites, with lease terms that respectively expire between 1998 and 2035 assuming all renewal options are exercised. The studios and offices of the Company's Miami and South Florida stations are currently located in leased facilities with lease terms that respectively expire in 2000 and 2012. See "Certain Relationships and Related Transactions." The Company leases its office and studio facilities in Chicago and San Antonio for its WLEY-FM and KLEY-FM stations.

         The transmitter sites for the Company's stations are material to the Company's overall operations. Management believes that its properties are in good condition and are suitable for its operations; however, the Company continually seeks opportunities to upgrade its properties. The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time the Company is involved in litigation incidental to the conduct of its business, such as contract matters and employee-related matters. The Company is not currently a party to litigation, which in the opinion of management is likely to have a materially adverse effect on the Company.

ENVIRONMENTAL MATTERS

         The Company sublets the transmitter for WXLX-AM in Lyndhurst, New Jersey, which is located on a former landfill. Although WXLX-AM has since been sold as part of the Dispositions, the Company retained certain potential environmental liabilities relating to such transmitter. As the lessee of the property under a long-term lease, the Company may become liable for costs associated with remediation of the site. There can be no assurance that material costs or liabilities will not be incurred in the event that cleanup of this site is required.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On March 27, 1997, the Company consummated an offering (the "Notes Offering") of the 11% Senior Notes due 2004 Series A (the "Series A Notes") and an offering (the "Units Offering," and together with the Notes Offering, the "Offerings") of 175,000 units (the "Units"), each Unit consisting of one share of the Senior Preferred Stock and one warrant (the "Warrants") to purchase 0.428 shares of the Company's Class A Common Stock in transactions exempt from the registration requirements of the Securities Act. In conjunction with the Offerings, the Company effected a series of transactions (collectively, including the Offerings, the "Transactions") including (i) certain acquisitions,
(ii) the refinancing (the "Refinancing") of the Company's Senior Secured Notes due 2001 and

Senior Preferred Stock, and the repurchase of the related warrants, and (iii) the solicitation (the "Consent Solicitation") of certain consents from the holders of the 12-1/2% Senior Notes due 2002.

         Concurrently with the consummation of the Offerings, the Company redeemed or repurchased the Senior Secured Notes, Senior Preferred Stock and Old Warrants for approximately $90.6 million. The Company issued the Senior Secured Notes and Senior Preferred Stock to partially finance the acquisition of WPAT-FM in New York in March 1996. The Old Warrants were redeemed pursuant to the redemption price schedule which was determined at the time of issuance.


ITEM 6.           SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the fiscal years in the five-year period ended September 27, 1998, are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements for each of the years in the three-year period ended September 27, 1998 and the report thereon, are included elsewhere in this Annual Report. The selected consolidated financial data of the Company should be read in conjunction with the consolidated financial statements of the Company as of and for each of the fiscal years in the three-year period ended September 27, 1998, the related notes and independent auditor's report, included elsewhere in this Annual Report. For additional information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                          (IN THOUSANDS, EXCEPT RATIOS)


                                                  FISCAL YEAR ENDED
                                               9/25/94         9/24/95         9/29/96          9/28/97         9/27/98
                                               -------         -------         -------          -------         -------
STATEMENT OF OPERATIONS DATA:
Gross broadcasting revenues ............      $  45,825       $  54,152       $  55,338       $  67,982       $  86,766
Less: agency commissions ...............          5,688           6,828           6,703           7,972          10,623
                                              ---------       ---------       ---------       ---------       ---------
               Net revenues ............         40,137          47,324          48,635          60,010          76,143
Station operating expenses (1) .........         22,145          22,998          27,876          31,041          39,520
Corporate expenses .....................          2,884           4,281           3,748           5,595           6,893
Depreciation and amortization ..........          3,256           3,389           4,556           7,619           8,877
                                              ---------       ---------       ---------       ---------       ---------

Operating income .......................         11,852          16,656          12,455          15,755          20,853
Gain on sale of AM stations ............             --              --              --              --          36,242


Interest expense, net ..................         14,203          12,874          16,533          22,021          20,860
Financing costs ........................          3,458              --             876             299             213

Other expense (income) (2) .............            (35)            381             698             492              --
                                              ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes
and extraordinary items ................         (5,774)          3,401          (5,652)         (7,237)         36,022
Income tax expense (benefit) ...........         (2,231)          1,411          (1,166)         (2,715)         15,624
                                              ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary
items ..................................         (3,543)          1,990          (4,486)         (4,522)         20,398
Extraordinary gain (loss) (3) ..........         70,255                                          (1,647)         (1,613)
                                              ---------       ---------       ---------       ---------       ---------
Net income (loss) ......................      $  66,712       $   1,990          (4,486)         (6,169)         18,785
                                              =========       =========       =========       =========       =========
Dividends on preferred stock ...........                                         (2,452)        (15,384)        (27,718)
                                                                              ---------       ---------       ---------
Net loss applicable to common stock ....                                      ($  6,938)      ($ 21,553)      ($  8,933)
                                                                              =========       =========       =========
Dividends per share on common stock ....            -0-             -0-             -0-             -0-        $   5.60
                                              =========       =========       =========       =========       =========
OTHER DATA:
Broadcast cash flow (4) ................      $  17,992       $  24,326       $  20,759       $  28,969       $  36,623
EBITDA (5) .............................         15,108          20,045          17,011          23,374          29,730
Capital expenditures ...................            897           4,888           3,811           2,022           1,645
Net cash interest ......................         12,916           7,459           7,759          13,175          18,658
Non-cash interest ......................          1,287           5,415           8,774           9,026           2,202
                                              ---------       ---------       ---------       ---------       ---------
Interest expense, net ..................         14,203          12,874          16,533          22,201          20,860
Net cash provided by operating
activities .............................          4,121          14,438           8,813           6,386          10,923
Net cash provided by (used .............           (897)         (4,988)        (90,195)       (144,358)         32,190
in) investing activities
Net cash provided by (used in) financing
activities .............................          4,514           3,769          69,036         144,791         (17,758)
Ratio of earnings to fixed charges (6) .             --             1.5              --              --             1.1


                                                 9/25/94          9/24/95        9/29/96         9/28/97        9/27/98
                                              ---------       ---------       ---------       ---------       ---------
BALANCE SHEET DATA:

Cash and cash equivalents ................      $  12,137       $  17,817       $   5,468       $  12,288       $  37,642
Net working capital ......................         11,981          21,994           9,172           1,626          40,349
Total assets .............................         98,733         103,629         176,860         334,367         351,034
Total debt (including current maturities)          93,573          95,523         135,914         183,013         171,126
Series A Preferred stock .................             --              --          35,939         171,262         201,368
Shareholder's deficiency .................         (2,960)         (1,150)         (3,569)        (32,047)        (46,193)


                   NOTES TO SELECTED HISTORICAL FINANCIAL DATA

(1) Station operating expenses include engineering, programming, selling and general and administrative expenses.

(2) During 1996 and 1997, the Company wrote down the value of the land and building located on Sunset Boulevard in Los Angeles. The write downs, of $697,741 and $487,973 respectively, were based on current market values of real estate in the Los Angeles area.

(3) On June 29, 1994, the Company sold 107,059 units, each consisting of $1,000 principal amount of the Company's Senior Secured Notes and the Old Warrants. The Senior Secured Notes were issued at a substantial discount from their principal amount. The sale of the Senior Secured Notes and the Old Warrants generated gross proceeds of $94,000,000 and proceeds to the Company of $87,774,002, net of financing costs of $6,225,998. Of the $94,000,000 of gross proceeds from the sale of the Senior Secured Notes and the Old Warrants, $88,603,000 was allocated to the Senior Secured Notes and $5,397,000 was determined to be the value of the Old Warrants. Of the net proceeds from the sale of the Senior Secured Notes and the Old Warrants, $83,000,000 was used to satisfy in full the Company's obligations to its two former principal lenders and the balance was used to settle litigation with a former stockholder and for general corporate purposes. The Company realized a gain of $70,254,772 in connection with its repayment of all obligations to its two former principal lenders because it was able to satisfy in full these obligations at substantial discounts to their face amounts in accordance with restructuring agreements between the Company and such lenders.

         For the fiscal year ended September 28, 1997, the Company recorded an extraordinary loss resulting from the redemption of the Senior Secured Notes at par which was approximately $1.5 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $1.3 million, net of the related tax benefit of approximately $1.1 million.

         For the fiscal year ended September 27, 1998, the Company recorded an extraordinary loss resulting from the repurchase of $ 13.2 million par value of Old Notes at a premium of approximately $2.2 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $ 0.5 million net of the related tax benefit of approximately $1.1 million.

(4) The term "broadcast cash flow" means operating income before depreciation and amortization, write-down of franchise cost and corporate expenses. Broadcast cash flow should not be considered in isolation from or as a substitute for, net income or cash flow and other consolidated income or cash flow statement data or as a measure of the Company's profitability or liquidity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, broadcast cash flow is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance.

(5) EBITDA represents income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization, write-down of franchise costs and other expenses and income. The Company has included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service its debt obligations. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flow as an indicator of the Company's operating performance.

(6) For purposes of this computation, earnings are defined as earnings or loss before extraordinary items and fixed charges. Fixed charges are the sum of (i) interest costs, (ii) amortization of deferred financing costs, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one third) and (iv) dividends on preferred stock. Earnings were inadequate to cover fixed charges by $3,543,000, $6,938,000, and $ 19,906,000 for fiscal years
         1994, 1996, and 1997 respectively.


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

         In the radio broadcasting industry, stations may utilize trade or barter agreements to provide advertising time in exchange for goods or services (such as travel and products used in promotional campaigns or "give-aways") instead of cash compensation. In each of the 1996, 1997 and 1998 fiscal years the Company's Sales for cash were 94%, 96% and 96% respectively, of total sales. The Company believes that its percentage of cash sales will increase in the future as its stations' ratings increase.

         Although advertising contracts are generally short-term, the Company has long-term relationships with many of its advertisers. In the 1998 fiscal year, approximately 73% of the Company's gross revenues from the broadcast of advertising was generated from local advertising and approximately 27% was from national advertising. Each station's local sales staff solicits advertising directly from local advertisers or through an advertising agency representing local advertisers.

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

         In March 1997, the Company acquired WRMA-FM and WXDJ-FM in Miami and WLEY-FM (named WYSY-FM at the time of purchase) in Chicago for $111 million and $33 million, respectively, including financing costs. On May 13, 1998, the Company acquired KRIO-FM in San Antonio, Texas for $9.3 million. The Company subsequently changed the call letters to KLEY-FM. The Company's results include the operations of these stations from such dates.

         The Company reports its revenues and expenses on a broadcast month basis. "Broadcast month basis" means a four or five week period ending on the last Sunday of each calendar month. For fiscal 1996 the Company reported 53 weeks of revenues and expenses as compared to 52 weeks for each of fiscal 1997 and 1998.

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

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         Net Revenues. Net revenues increased from $60.0 million for the year ended September 28, 1997 to $76.1 million for the year ended September 27, 1998, an increase of $16.1 million or 26.9%. This increase was due primarily to the inclusion of the full year results of WRMA-FM, WXDJ-FM, and WLEY-FM, which were purchased on March 27, 1997. The increase in net revenues also resulted from a significant increase in the net revenues of the New York stations, WPAT-FM and WSKQ-FM whose results were positively impacted by increased ratings and a Miami station, WCMQ-FM. The increase was offset by a decrease in net revenues from the Company's Los Angeles station, KLAX-FM in addition to the decrease in revenues attributable to the sale of the AM stations in New York, Miami and Los Angeles.

         Operating Expenses. Total operating expenses increased from $44.3 million for the year ended September 28, 1997 to $55.3 million for the year ended September 27, 1998, an increase of $11.0 million or 24.9%. The higher operating expenses were caused by an increase of $8.5 million in broadcasting operating expenses, a $1.3 million increase in corporate expenses and an increase of $1.3 million in depreciation and amortization expense.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of WRMA-FM, WXDJ-FM and WLEY-FM. The increase in corporate expenses was caused mainly by increased professional fees and salaries. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM offset by the decrease attributable to the sale of the AM stations.

         Operating Income. Operating income increased from $15.8 million during the year ended September 28, 1997 to $ 20.9 million during the year ended September 27, 1998, an increase of $5.1 million or 32.4%. The increase was due to the significant increase in net revenues, partially offset by the increase in operating expenses.

         EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, income taxes, depreciation and amortization, gains on sales of radio stations and other income and expenses) increased $6.4 million or 27.2% from $23.4 million during the year ended September 28, 1997 to $29.7 million during the year ended September 27, 1998. The increase in EBITDA was caused by the increase in net revenues, partially offset by increases in broadcasting operating expenses and corporate expenses, as described above.

         Other (Income) Expenses. Other income and expenses, changed from an expense of $22.8 million in the year ended September 28, 1997 to income of $15.2 million in the year ended September 28, 1998. The income was a result of the sale of the AM Stations at a gain of $36.2 million.

         Extraordinary Item. The extraordinary loss of $1.6 million, net of taxes of $1.1 million, in the year ended September 27, 1998 is a result of premiums paid on the purchase of certain outstanding Old Notes and the write off of related unamortized debt discount and deferred financing costs. In the year ended September 28, 1997, the Company recorded an extraordinary loss of $1.6 million net of income taxes. This loss was from an amount paid in excess of the Company's carrying value and the write off of related unamortized debt issuance costs in conjunction with the refinancing of debt when the Company purchased WRMA-FM, WXDJ-FM and WLEY-FM.

         Net Income (loss). The Company's net income for the year ended September 27, 1998 was $18.8 million compared to the net loss of $6.2 million for the year ended September 28, 1997. The net income resulted from the increase in operating income, the gain from the sale of the AM stations and a slight decrease in interest expense partially offset by additional income taxes.

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

         Operating expenses. Total operating expenses increased to $44.3 million for fiscal 1997 from $36.2 million in fiscal 1996, an increase of $8.1 million, or 22.4%. The higher operating expenses were caused by an increase of $3.1 million in broadcasting operating expenses, $2.9 million in depreciation and amortization expense and an increase of $1.9 million in corporate expenses.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of the recently acquired stations in Miami, WRMA-FM and WXDJ-FM, the newly acquired station in Chicago, WLEY-FM as well as a full year of expenses for WPAT-FM. Higher salaries and higher professional fees caused the increase in corporate expenses. The increase in depreciation and amortization was the result of increased amortization of franchise costs related to the acquisitions of WRMA-FM, WXDJ-FM, WLEY-FM and WPAT-FM.

         Operating income. Operating income increased to $15.8 million in fiscal 1997 from $12.5 million in fiscal 1996, an increase of $3.3 million, or 26.4%. The increase was due to the significant increase in net revenues partially offset by the increase in operating expenses, as described above.

         EBITDA. EBITDA increased $6.4 million, or 37.6% from $17.0 million in fiscal 1996 to $23.4 million in fiscal 1997. The increase in EBITDA was caused by the increase in net revenues, partially offset by an increase in operating expenses, as described above.

         Other expenses. Other expenses, comprised mostly of interest expense, increased to $23.0 million for fiscal 1997 from $18.1 million in fiscal 1996, an increase of $4.9 million, or 27.1%. The increase was caused mostly by the increase in interest expenses of the 11% Notes issued to partially finance the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM and the retirement of the Redeemed Notes.

         Net loss. As a result of the Company's refinancing of its debt and the issuance of the 11% Notes which partially financed the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM, the Company recorded an extraordinary loss on the retirement of old debt for the amount paid in excess of the Company's carrying value and the write-off of the related unamortized debt issuance costs. The amount of this loss was $1.6 million, net of income taxes. Consequently, the Company's net loss for fiscal year 1997 was $6.2 million compared to a net loss of $4.5 million for fiscal year 1996, an increase in the net loss of $1.7 million, or 37.8%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

         On March 27, 1997, the Company consummated the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM. The Acquisitions were financed with proceeds of the Offerings. Concurrently with the consummation of the Acquisitions and the Offerings, the Company effected a series of transactions including the redemption (the "Redemption") of the Company's Senior Secured Notes and Senior Preferred Stock and the repurchase of Old Warrants. In addition, simultaneously with the consummation of the Offerings, the Company announced its intention to declare a dividend of up to $4.0 million in the aggregate (the "Distribution") to its stockholders and existing warrantholders who elected to receive their pro rata portion of the Distribution in lieu of the anti-dilution adjustment they would otherwise have been entitled to as a result of the Distribution. A dividend of $5.60 per share of common stock was declared and distributed to the stockholders in March 1998. In April 1998, holders of warrants to purchase shares of Class A Common Stock that were issued pursuant to the Warrant Agreement dated June 29, 1994 were given the option to participate in such dividend as if they were stockholders, subject to agreeing to waive their anti-dilution rights with respect to such dividends. Holders of warrants to purchase 58,209 shares participated in the dividend and received $0.3 million in the aggregate. The warrantholders that elected not to participate in the cash dividend continue to hold such 1994 warrants and are entitled to purchase from the Company shares of Class A Common stock at an adjusted rate of 1.0133 shares of Class A Common Stock per 1994 Warrant.

         On July 2, 1997, the Company entered into an agreement to sell the FCC licenses and all of the assets used or useful in operating its AM stations, KXMG-AM of Los Angeles, WXLX-AM of New York and WCMQ-AM of Miami for $44.0 million. The Company was required to use the greater of $25.0 million or 50% of the net proceeds of such sale to make offers to purchase Old Notes at 110% of the principal amount. Pursuant to this agreement, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a purchase price of $26.0 million on September 29, 1997. On December 2, 1997, the Company sold the assets and FCC license of KXMG-AM to One-on-One for a purchase price of $18.0 million.

         On May 13, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO-FM serving the San Antonio area for $9.2 million, plus closing costs of $0.1 million. The Company financed this purchase from cash on hand and from operations. The Company subsequently changed the call letters to KLEY-FM.

         On June 16, 1998, the Company entered into an Asset Purchase Agreement with Pan Caribbean Broadcasting Corporation to purchase the FCC broadcast license and substantially all of the assets used or useful in the operation of WDOY-FM serving Puerto Rico for $8.3 million. The Company closed on this purchase on December 1, 1998 and financed this purchase from cash on hand and cash from operations.

         Cash flow generated from operations was $10.9 million for the year ended September 27, 1998. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's Notes of $15.9 million. Additionally, the Company purchased KRIO-FM for $9.3 million, invested $1.6 million in capital expenditures, used $15.1 million to purchase Old Notes and paid dividends of $2.6 million. Proceeds from the sales of WXLX-AM, WCMQ-AM and KXMG-AM were approximately $43.2 million, net of closing costs of $0.8 million.

         During fiscal 1997, the Company received proceeds of $69.3 million, net of issuance costs, from the issuance of the Senior Notes and proceeds of $166.0 million, net of issuance costs, from the issuance of the Preferred Stock in connection with the Offerings. The Company used $142.3 million of these proceeds to acquire WRMA-FM, WXDJ-FM and WLEY-FM, $38.4 million for the redemption of Senior Secured notes and $42.7 million for the redemption of preferred Stock and $8.3 million for the redemption of warrants. Additionally, the Company invested $2.0 million in capital expenditures, mostly for the construction of a new tower and antenna system for WXLX-AM in anticipation of the sale of this station.

         Management believes, together with cash on hand, that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes, which, commencing June 15, 1997, began to accrue cash interest at a rate of 12 -1/2% per annum) for the foreseeable future as well as capital expenditures and operating obligations. The Company anticipates paying dividends on its Preferred Stock through the issuance of additional shares as permitted under the Preferred Stock Agreement. During fiscal 1998 the Company issued 27,554 additional shares of Preferred Stock in lieu of cash payments of $27.6 million for dividends on Preferred Stock. However, significant assumptions (none of which can be assured) underlie the belief, including that (i) economic conditions within the radio broadcasting market and economic conditions generally will not deteriorate in any material respect, (ii) the Company will be able to successfully implement its business strategy, (iii) the Company will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities, and (iv) no future acquisitions will adversely affect the Company's liquidity. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity date on June 15, 2002, and no assurances can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

YEAR 2000 ISSUE

         The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in the Company's broadcast and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

         The Company has performed a preliminary analysis of potential problems related to the "Y2K" issue but has not completed its assessment. Internally, the Company bears some risks in the following areas: computer hardware and software for its accounting and administrative functions, computer-controlled programming of music and the actual transmission of its signals. Externally, the Company is at risk, like most companies, of losing power and phone lines.

         In the administrative area, the vast majority of the hardware and software has been purchased over the preceding two years and is Year 2000 compliant. There are no more than 20 computers that may have to be replaced or upgraded. In the programming areas the system in use is year 2000 compliant. Studio equipment, transmitters and other broadcasting equipment are not date sensitive and, consequently, do not pose much of a threat although the Company will continue to seek assurances, compliance certificates and /or upgrades from all significant vendors.

         The greatest threat to the Company's ability to broadcast is from the utilities upon which the Company is dependent. To date, the Company is not aware of any external vendor with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means for ensuring that third parties will be Y2K ready. The inability of third parties to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external vendors is not determinable. In addition, disruptions in the economy generally resulting from the Y2K issues could also materially adversely affect the Company.

         While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists. The Company is not anticipating having to spend more than $50,000 to be Year 2000 compliant. It is performing this analysis with its MIS manager, its engineers and its accounting staff. It is anticipated that all assessments and solutions will be in place by April, 1999.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         The statements contained in this Annual Reports on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, among other things: the Company's operating history and uncertainty as to the Company's future profitability; the ability to develop and implement operational and financial systems to manage rapidly growing operations; the uncertainly as to the consumer demand for Spanish-language radio; increasing competition in the Spanish-language radio market; the ability to integrate and successfully operate acquired stations and the risks associated with such stations; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and general economic conditions as they may impact the overall radio industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is included following "Item 14. Index to Consolidated Financial Statements and Schedules, and Reports on Form 8-K" appearing at the end of this Annual Report on Form 10-K

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company. Each director of the Company serves until his successor is elected and qualifies.

NAME                              AGE       CURRENT POSITION WITH THE COMPANY
----                              ---       ---------------------------------
Pablo Raul Alarcon Sr.            72        Chairman of the Board of Directors of the Company

Raul Alarcon Jr.                  42        President and Chief Executive Officer and a Director of the Company

Jose Grimalt                      70        Secretary and a Director of the Company

Arnold Sheiffer*                  65        Director of the Company

Joseph Garcia                     53        Executive Vice President, Chief Financial Officer of the Company and
                                            Assistant Secretary

Carey Davis                       44        Vice President and General Manager of the New York Stations

Jesus Salas                       23        Vice President of Programming

Luis Diaz-Albertini               47        Vice President-Group Sales

* Member of the Audit and the Compensation Committees of the Board of Directors.

         Pablo Raul Alarcon, Sr. has been the Chairman of the Board of Directors of the Company since its formation in June 1994. He also serves, as the Chairman of the Board of SBS-NJ, and those of the Company's other subsidiaries that own and operate the Company's radio stations. Mr. Alarcon, Sr. has been involved in Spanish language radio broadcasting for much of his life. Mr. Alarcon, Sr. is the father of Raul Alarcon, Jr.

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

         Jose Grimalt has been the Secretary of the Company since its formation in June 1994. He also serves as a Director and the Secretary of SBS-NJ and those of the Company's subsidiaries that own and operate the Company's radio stations. From 1969 to 1986, Mr. Grimalt owned and operated Spanish language station WLVH-FM in Hartford, Connecticut with a contemporary Spanish language music format. In 1984, Mr. Grimalt became a stockholder and the President of the Company's California subsidiary, which operates KXMG-AM in Los Angeles. Mr. Grimalt is Mr. Alarcon, Jr's father-in-law. Mr. Grimalt recently assumed management responsibilities for the Los Angeles station.

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

         Jesus Salas has been the Vice President of Programming for the Company since April 1998. He joined the Company in March 1997 as the Programming Director for the Miami stations. Prior to that he worked for New Age Broadcasting, Inc., where he began his career in November 1993 as a disc jockey. He was promoted to assistant program director and then became the program director.

         Luis Diaz-Albertini was named the Vice President of Sales for the Company in September 1998. He began his employment with SBS as the General Manager of WLEY-FM in Chicago in March 1997. Prior to this, Mr. Diaz-Albertini's experience included being VP/General Manager of the four stations located in Miami for Heftel Broadcasting Corporation. Mr. Diaz-Albertini has worked in the broadcasting industry for 26 years.

ITEM 11. EXECUTIVE COMPENSATION

The following sets forth all compensation awarded to, earned by or paid for services rendered to the Company and its subsidiaries in all capacities during the fiscal years 1998, 1997 and 1996 by the Company's Chief Executive Officer and the Company's next three highest paid executive officers at September 27, 1998, whose annual salary and bonus exceeded $100,000 (the "named executive officers").

                                        SUMMARY COMPENSATION TABLE

                                                                                            OTHER ANNUAL
NAME                     PRINCIPAL POSITION             YEAR       SALARY         BONUS     COMPENSATION
----                     ------------------             ----       ------         -----     ------------
Raul Alarcon, Jr.        President and Chief            1998    $1,633,743      $215,000             (2)
                         Executive Officer              1997     1,361,647         --                (2)
                                                        1996       746,584(1)    237,000             (2)

Pablo Raul Alarcon, Sr.  Chairman of the Board          1998       492,577        25,000             (2)
                         of Directors                   1997       474,000       200,000             (2)
                                                        1996       464,000       112,000             (2)

Jose Grimalt             Secretary and Director         1998       250,000        25,000             (2)
                                                        1997       310,184                           (2)
                                                        1996       250,000        12,000             (2)

Joseph A. Garcia         Executive Vice President       1998       266,346        27,500             (2)
                         and Chief Financial Officer    1997       244,671        53,000             (2)
                                                        1996       214,659         5,000             (2)

Carey Davis              Vice President and             1998       225,000       264,300             (2)
                         General Manager of the         1997       147,115         --                (2)
                         New York stations              1996         --            --                (2)



1) Excludes amounts paid by the Company in connection with the lease by the Company of an apartment in New York, New York owned by Mr. Alarcon, Jr. and used by the Company's employees and customers. See "Certain Relationships and Related Transactions."

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

         In March 1997, the Company entered into a five-year employment agreement with Raul Alarcon, Jr. pursuant to which Mr. Alarcon, Jr. will continue to serve as President and Chief Executive Officer of the Company. The agreement provides for a base salary of $1.3 million, which may be increased by the Board of Directors in its sole discretion. Under the terms of the agreement, Mr. Alarcon, Jr. will be paid a cash bonus equal to the sum of (i) 2.5% of the dollar increase in same station revenue in the aggregate for any fiscal year and
(ii) 5.0% of the dollar increase in same station broadcast cash flow for any fiscal year (collectively "Incentive Compensation"). The Company has accrued bonuses of $215,000 which have not been paid. If Mr. Alarcon, Jr.'s employment is terminated by the Company as a result of Mr. Alarcon, Jr.'s disability (as defined in the agreement), or by Mr. Alarcon, Jr. for Good Reason (as defined), he will be entitled to receive all accrued salary, bonuses and Incentive Compensation to the date of termination plus his salary, bonuses and Incentive Compensation for the remainder of the term of his employment agreement. Mr. Alarcon, Jr. will also receive certain executive benefits, including use of automobiles, and an apartment in New York City (not to exceed $150,000 per year). Pursuant to Mr. Alarcon, Jr.'s employment agreement, and in connection with the Offerings, the Company declared and paid a dividend of $3.4 million of which Mr. Alarcon, Jr. received $3.1 million less the amounts owed under the promissory note executed in 1997 from him to the Company.

OPTION PLAN

         The Company adopted a stock option plan in 1994 (the "Plan") pursuant to which 26,750 shares of the Company's Class A Common Stock are reserved for issuance upon the exercise of options to be granted thereunder. Officers, directors and/or key employees of the Company are eligible to participate in the Plan. As of September 27, 1998, no options had been granted under the Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The members of the Compensation Committee are Messrs. Alarcon, Jr. and Scheiffer. Mr. Alarcon, Jr. is the President and Chief Executive Officer of the Company. The Compensation Committee did not meet in fiscal 1998. Compensation for the Company's executive officers for fiscal 1998 was determined by Mr. Alarcon, Jr. See "Item 13. Certain Relationships and Related Transactions."

LIMITATIONS ON DIRECTORS' AND OFFICERS' LIABILITY

         The Company's Amended and Restated Certificate of Incorporation (the "Charter") limits the liability of directors to the maximum extent permitted by Delaware law, which specifies that a director of a company adopting such a provision will not be personally liable for monetary damages for breach of fiduciary duty as a director, except for liability: (i) for any breach of the director's duty of loyalty to the company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for unlawful payments of dividends or unlawful stock repurchases or redemption's as provided in Section 174 of the Delaware General Corporation Law; or (iv) for any transaction from which the director denied an improper personal benefit.

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

ITEM 12. COMMON STOCK

         The following table sets forth information concerning the beneficial ownership of the Company's common stock by: (i) each person known to the Company to own beneficially more than 5% of any class of common stock; (ii) each director and each named executive officer; and (iii) all directors and executive officers of the Company as a group. All shares are owned with sole voting and investment power.

                                                                     Percentage
                                                                        of
                                                                      Economic
                                                          Percent    Ownership
                                                             of       of all
                                            Class A       Class A     Common
    Executive Officers (1)                Shares (2)       Shares      Stock
    ----------------------                ----------      -------   ----------
Pablo Raul Alarcon, Sr. ...........          36,400          6%          6%
Raul Alarcon, Jr. .................         558,135         92%         92%
Jose Grimalt ......................          12,133          2%          2%
Arnold Sheiffer ...................            --           --          --
Joseph Garcia .....................            --           --          --
All executive officers and
directors as a group ..............         606,668        100%        100%

(1) The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 3191 Coral Way, Suite 805, Miami, FL 33145.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1992, Mr. Alarcon, Jr. organized Nuestra Telefonica, Inc., a New York corporation ("Nuestra") to operate long distance telephone service in Spanish to serve the Hispanic population in the markets served by the Company's radio stations. In February 1993, Nuestra entered into an access agreement with a common carrier and commenced operations. Nuestra advertised its Spanish language long distance telephone service on the Company's radio stations in Los Angeles and New York and purchased such airtime at standard station rates. Since early 1994, Nuestra has not utilized any airtime on the Company's radio stations. As of September 28, 1997 and September 27, 1998, Nuestra owed the Company $0.4 million related to unpaid air time and $0.3 million related to certain expenses paid by the Company on Nuestra's behalf. The amounts due are recorded on the Company's books as a receivable and due from related party asset, respectively. Mr. Alarcon, Jr. has personally guaranteed the payment of $0.5 million of Nuestra's obligations to the Company. Mr. Alarcon, Jr., the Company's President and Chief Executive Officer, is Nuestra's Chairman and majority shareholder. Joseph A. Garcia, the Company's Chief Financial Officer, is Nuestra's President and a minority shareholder.

         In 1992, Messrs. Alarcon, Sr. and Alarcon, Jr. acquired a building in Coral Gables, Florida, for the purpose of housing the studios of WCMQ-AM (which has since been sold as part of the Dispositions) and WCMQ-FM. In June 1992, SBS-Florida, a subsidiary of the Company, entered into a 20-year net lease with Messrs. Alarcon, Sr. and Alarcon, Jr. for the Coral Gables building which provides for a base monthly rent of $9,000. Effective June 1, 1998 the lease on this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcon Sr. and Jr. This building currently houses the offices and studios of all of the Miami stations. The lease on the stations' previous studios expired in October 1993, was for less than half the space of the stations' present studios and had a monthly rental of approximately $7,500. Based upon its prior lease for studio space, the Company believes that the lease for the current studio is at market rates.

         Effective July 1993, Messrs. Alarcon, Sr. and Alarcon, Jr. executed promissory notes to the Company for the principal amounts of $0.5 million and $1.6 million, respectively. Those promissory notes evidenced loans made by the Company to Messrs. Alarcon, Sr. and Alarcon, Jr. over several prior years. They were to mature in 2001 and bore interest at the rate of six (6%) percent per annum until July 19, 1994 and thereafter at the lesser of nine (9%) percent per annum or the prime rate charged by the Chase Manhattan Bank, N.A. Interest on the unpaid principal amount was payable annually. In December 1995, the Company exchanged the promissory notes described above for amended and restated notes in the principal amounts of $0.6 million and

$1.9 million due from Messrs. Alarcon, Sr. and Alarcon, Jr., respectively. The amended and restated notes bear interest at the rate of 6.36% per annum, and mature on December 30, 2025, and are payable in thirty (30) equal annual installments of $43,570 and $143,158, respectively, on December 30th of each year commencing December 30, 1996. The payments due on December 30, 1996 and 1997 have not yet been made. As of September 27, 1998 $0.6 million and $1.9 million, plus accrued and unpaid interest to date, was outstanding, respectively, on such promissory notes.

         In connection with Mr. Alarcon, Jr's relocation from the New York metropolitan area to the Miami metropolitan area, the Company advanced to Mr. Alarcon, Jr. an aggregate of $1.1 million to pay certain relocation expenses.
On July 16, 1997, Mr. Alarcon, Jr. executed a promissory note to the Company for the principal amount of $1.1 million to evidence such advances. The note was payable on demand and bore interest at a rate of 7% per annum. When the Company paid a dividend to common stockholders in March 1998, it applied $1.1 million against the principal and interest due under the note.

         For the 1996, 1997 and 1998 fiscal years, the Company paid operating expenses each fiscal year aggregating approximately $0.1 million for a boat owned by CMQ Radio, Inc. ("CMQ"), a North Carolina corporation owned equally by Messrs. Alarcon, Sr. and Alarcon, Jr. The boat is used by the Company for business entertainment. For the year ended September 27, 1998, the amount paid by the Company for its use of the boat owned by CMQ was comparable to amounts it would have paid had the Company leased the boat from an unaffiliated party.

         The Company leases a two-bedroom furnished condominium apartment in midtown Manhattan from Mr. Alarcon, Jr. for a monthly rent of $9,000. The lease commenced in August 1987 and will expire in August 2007. During fiscal year 1998, the Company began renovations on the apartment of approximately $0.1 million which will ultimately cost about $0.2 million. Generally, the apartment is used by the Company's executives, customers and business associates. The Company believes that the lease for this apartment is at market rates. It is also leasing an apartment in the same area from Mr. Grimalt for a monthly rent of $3,000, which is being used by the Vice President of Programming when he is in New York.

         Mr. Grimalt's son was employed by the Company as an operations manager for which he was paid $128,345 and a bonus of $5,000 for the year ended September 27, 1998.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         a.       EXHIBITS

         10.1 Amended and Restated Certificate of Incorporation of the Company, dated March 21, 1996 (incorporated by reference to
                  Exhibit 3.1.1 of the Company's

                  Current Report on Form 8-K dated March 25, 1996 (the "1996 Current Report")).

         10.2     By-Laws of the Company (incorporated by reference to Exhibit
                  3.1.2 of the Company's Registration Statement on Form S-4 (Commission File No. 33-82114) (the "1994 Registration Statement")).

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

         10.15 Employment Agreement dated as of March 4, 1997 between Raul Alarcon, Jr. and the Company (incorporated by reference to the Current Report).

         10.16 Asset Purchase Agreement dated September 16, 1996 among Raul Alarcon, Jr., New Age Broadcasting, Inc., The Seventies Broadcasting Corporation and the Company, and with respect only to Section 9.3 thereof, Alan Potamkin, Russell Oasis and Robert Potamkin (incorporated by reference to Exhibit 10.43 of the 1996 10-K).

         10.17 First Amendment to Asset Purchase Agreement dated December 26, 1996 among Raul Alarcon, Jr., New Age Broadcasting, Inc., The Seventies Broadcasting Corporation and the Company, and with respect only to Section 9.3 thereof, Alan Potamkin, Russell Oasis and Robert Potamkin (incorporated by reference to the Current Report).

         10.18 Second Amendment to Asset Purchase Agreement dated February 28, 1997 among Raul Alarcon, Jr., New Age Broadcasting, Inc., The Seventies Broadcasting Corporation and the Company, and with respect only to Section 9.3 thereof, Alan Potamkin, Russell Oasis and Robert Potamkin (incorporated by reference to the Current Report).

         10.19 Asset Purchase Agreement dated August 22, 1996 between Infinity Holdings Corp. of Orlando and the Company (incorporated by reference to Exhibit 10.44 of the 1996 10-K).

         10.20 Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).

         10.21 1994 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 of the 1994 Registration Statement).

         10.22 Broadcast Station License dated September 20, 1983 issued by the Federal Communications Commission ("FCC") to Sabre Broadcasting Corporation in connection with WXLX-AM, together with an Assignment thereof from Sabre Broadcasting Corporation to Spanish Broadcasting System, Inc., a New Jersey Corporation ("SBS-NJ") and evidence of license renewal (incorporated by reference to Exhibit 10.8.1 of the 1994 Registration Statement).

         10.23 Construction Permit dated July 21, 1993 issued by the FCC to SBS-NJ in connection with WXLX-AM (incorporated by reference to Exhibit 10.8.2 of the 1994 Registration Statement).

         10.24 AM Broadcast Station Construction Permit dated February 1, 1991 issued by the FCC to SBS-NJ in connection with WXLX-AM (incorporated by reference to the 1996 Current Report).

         10.25 Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).

         10.26 Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

         10.27 Broadcast Station License dated November 23, 1994 issued by the FCC to Spanish Broadcasting System of New York, Inc. ("SBS-NY"), in connection with WSKQ-FM (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994 (the "1994 10-K")).

         10.28 Broadcast Station License dated September 24, 1990 issued by the FCC to Spanish Broadcasting System of Florida, Inc. ("SBS-Fla.") in connection with WCMQ-AM, together with evidence of license renewal (incorporated by reference to Exhibit 10.10 of the 1994 Registration Statement).

         10.29 Evidence of renewal of Federal Communications Commission ("FCC") Broadcast Radio License of WCMQ-AM (incorporated by reference to the 1996 Current Report).

         10.30 Broadcast Station License dated April 1, 1994 issued by the FCC to SBS-Fla. in connection with WCMQ-FM, together with evidence of license (incorporated by reference to Exhibit
                  10.11 of the 1994 Registration Statement).

         10.31 Evidence of renewal of FCC Broadcast Radio License for WCMQ-FM (incorporated by reference to the 1996 Current Report).

         10.32 Broadcast Station License dated July 28, 1993 issued by the FCC to SBS-Fla. in connection with WZMQ-FM (incorporated by reference to Exhibit 10.12 of the 1994 Registration Statement).

         10.33 Evidence of renewal of FCC Broadcast Radio License for WZMQ-FM (incorporated by reference to the 1996 Current Report).

         10.34 Broadcast Station License dated April 8, 1986 issued by the FCC to SBS-NJ in connection with KXMG-AM, together with evidence of license renewal (incorporated by reference to Exhibit 10.13 of the 1994 Registration Statement).

         10.35 Broadcast Station License dated February 21, 1992 issued by the FCC to SBS-Fla. in connection with KLAX-FM, together with evidence of license renewal (incorporated by reference to Exhibit 10.14 of the 1994 Registration Statement).

         10.36 Broadcast Station License dated June 26, 1995 issued by the FCC to CSJ Investments, Inc. in connection with WSKP-FM (the "WSKP Broadcast License") (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1995 (the "1995 10-K")).

         10.37 Consent to Assignment of the WSKP Broadcast License from CSJ Investments, Inc. to SBS-Fla. issued by the FCC (incorporated by reference to the 1995 10-K).

         10.38 Evidence of renewal of FCC Broadcast Radio License for WSKP-FM (incorporated by reference to the 1996 Current Report).

         10.39 Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).

         10.40 Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).

         10.41 Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).

         10.42 Employment Agreement dated July 19, 1993 by and between SBS-NJ and Alfredo Alonso (incorporated by reference to Exhibit 10.18 of the 1994 Registration Statement).

         10.43 Employment Agreement dated October 24, 1995 between SBS-NY and Beatriz Pino (incorporated by reference to Exhibit 10.18 of 1995 10-K).

         10.44 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-NJ in connection with WXLX-AM (incorporated by reference to Exhibit 10.20 of the 1994 Registration Statement).

         10.45 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-NY in connection with WSKQ-FM (incorporated by reference to Exhibit 10.21 of the 1994 Registration Statement).

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

                  (incorporated by reference to Exhibit 10.24 of the 1994 Registration Statement).

         10.49 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-Fla. in connection with WCMQ-FM (incorporated by reference to Exhibit 10.25 of the 1994 Registration Statement).

         10.50 Representation Agreement dated as of September 27, 1993 between Katz Communications, Inc. and SBS-Fla. in connection with WZMQ-FM (incorporated by reference to Exhibit 10.26 of the 1994 Registration Statement).

         10.51 Promissory Note, dated as of December 31, 1995 of Raul Alarcon, Sr. to SBS-NJ in the principal amount of $577,323 (incorporated by reference to Exhibit 10.26 of the 1995 10-K).

         10.52 Promissory Note, dated as of December 31, 1995 of Raul Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913 (incorporated by reference to Exhibit 10.27 of the 1995 10-K).

         10.53 Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr., Raul Alarcon, Jr. and SBS-Fla. (incorporated by reference to
                  Exhibit 10.30 of the 1994 Registration Statement).

         10.54 Transmitted Facility Sublicense (KTYM/KSKQ-FM) dated as of June 1, 1991 between Trans-America Broadcasting Corporation and SBS-CA relating to KSKQ-FM (Baldwin Hills Tower Lease) (incorporated by reference to Exhibit 10.31 of the 1994 Registration Statement).

         10.55 Indenture dated October 12, 1988 between Alarcon Holdings, Inc. and SBS-NJ related to the studio located at 26 West 56th Street, NY, NY (incorporated by reference to Exhibit 10.32 of the 1994 Registration Statement).

         10.56 Communications Equipment Site Lease Agreement between Freeman Properties, Inc. and SBS-Fla. dated July 1, 1992 (WZMQ/WKLG-FM) (incorporated by reference to Exhibit 10.33 of the 1994 Registration Statement).

         10.57 Lease Option Agreement made as of October 1, 1995 between KPWR, Inc. and the Company relating to Flint Peak (incorporated by reference to the 1996 Current Report).

         10.58 Form of Lease Agreement by and between KPWR, Inc. and the Company relating to KLAX (incorporated by reference to the 1996 Current Report).

         10.59 Asset Purchase Agreement dated as of October 30, 1995 between SBS-NJ and Park Radio of Greater New York, Inc. ("Park Radio") (incorporated by reference to Exhibit 10.32 of the 1995 10-K).

         10.60 First Amendment dated as of March 18, 1996 to the Asset Purchase Agreement dated as of October 1995, among SBS-NJ, Park Radio and SBS of Greater New York ("SBS-GNY") (incorporated by reference to the 1996 Current Report).

         10.61 Escrow Agreement dated as of October 30, 1995 by and among SBS-NJ, Park Radio and Media Ventures (incorporated by reference to the 1996 Current Report).

         10.62 Time Brokerage Agreement dated as of January 20, 1995 between the SBS-GNY and Park Radio (incorporated by reference to the 1996 Current Report).

         10.63 Broadcast Station License dated June 1, 1984 issued by the FCC to Capital Cities Communications, Inc. ("Capital Cities") in connection with WPAT-FM, together with FCC License Renewal authorization granted October 29, 1991 to Park Radio, as assignee of Capital Cities and the assignment of the Broadcast Station License for WPAT-FM from Park Radio to SBS-NY (incorporated by reference to the 1996 Current Report).

         10.64 Agreement of Lease dated as of March 1, 1996. No WT-1744-A119 1067 between The Port Authority of New Jersey and SBS-GNY as assignee of Park Radio (incorporated by reference to the 1996 Current Report).

         10.65 Asset Purchase Agreement dated as of July 2, 1998, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295)).

         10.66 Amendment No. 1 dated as of September 28, 1998 to the Asset Purchase Agreement dated as of July 2, 1998, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc. and One-on-One Sports, Inc. (incorporated by reference to the

                  Company's Current Report on Form 8-K dated October 15, 1997 (Commission File No. 33-82114).

         10.67 Promissory Note, dated July 16, 1997 of Raul Alarcon, Jr. to the Company in the principal amount of $1,050,229.63 (incorporated by reference to Exhibit 10.63 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295).

         10.68 Asset Purchase Agreement dated January 28, 1998 by and between Spanish Broadcasting System of San Antonio, Inc. and Radio KRIO, Ltd. (incorporated by reference in the Company's
                  Form 10-Q dated February 12, 1998).

         10.69 Asset Purchase Agreement dated June 16, 1998 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Pan Caribbean Broadcasting Corporation.

         10.70 Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raul Alarcon, Jr. ("Landlord") and Spanish Broadcasting System, Inc. ("Tenant").

                                   SIGNATURES

         Pursuant to the requirements of sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24 day of December, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of December 24, 1998.

SPANISH BROADCASTING SYSTEM, INC.

By:      /s/ RAUL ALARCON, JR.
         -------------------------------------------------------------
Name:    Raul Alarcon, Jr.
Title:   President and Chief Executive Officer

By:               /s/ RAUL ALARCON, JR.
         -------------------------------------------------------------
         Name:    Raul Alarcon, Jr.
         Title:   President, Chief Executive Officer and a Director
                  (Principal executive officer)

By:               /s/ JOSEPH A. GARCIA
         -------------------------------------------------------------
         Name:    Joseph A. Garcia
         Title:   Executive Vice President and Chief Financial Officer
                  (Principal financial and accounting officer)

By:               /s/ PABLO RAUL ALARCON, SR.
         -------------------------------------------------------------
         Name:    Pablo Raul Alarcon, Sr.
         Title:   Chairman of the Board of Directors

By:               /s/ JOSE GRIMALT
         -------------------------------------------------------------
         Name:    Jose Grimalt
         Title:   Secretary and a Director

By:               /s/ ARNOLD SHEIFFER
         -------------------------------------------------------------
         Name:    Arnold Sheiffer
         Title:   Director

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and
      Financial Statement Schedule Covered by Independent Auditors' Report

                                 (Item 14 (A) 1)

Independent Auditors' Report                                                           F - 1

Consolidated Balance Sheets as of September 28, 1997 and September 27, 1998            F - 2

Consolidated Statements of Operations for each of the fiscal years in the
   three-year period ended September 27, 1998                                          F - 3

Consolidated Statements of Changes in Stockholders' Deficiency for each
   of the fiscal years in the three-year period ended September 27, 1998               F - 4

Consolidated Statements of Cash Flows for each of the fiscal years in the
   three-year period ended September 27, 1998                                          F - 5

Notes to Consolidated Financial Statements                                             F - 7

Financial statement schedule for each of the fiscal years in the three-year period ended September 27, 1998:

        Schedule II  Valuation and Qualifying Accounts                                 F - 25

All other schedules have been omitted because the required information either is not applicable or is included in the consolidated financial statements or notes thereto.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of September 28, 1997 and September 27, 1998, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    /s/ KPMG Peat Marwick LLP

Miami, Florida
December 11, 1998

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 28, 1997 and September 27, 1998


                                                                                           1997                 1998
                                                                                      -------------        -------------
                                      ASSETS
Current assets:
    Cash and cash equivalents                                                         $  12,287,764           37,642,227
    Receivables:
       Trade (note 8)                                                                    17,226,345           20,777,151
       Barter                                                                             3,290,728            3,582,751
                                                                                      -------------        -------------
                                                                                         20,517,073           24,359,902
    Less allowance for doubtful accounts                                                  5,405,095            7,770,060
                                                                                      -------------        -------------
                   Net receivables                                                       15,111,978           16,589,842
    Other current assets                                                                  1,409,906            1,822,584
                                                                                      -------------        -------------
                   Total current assets                                                  28,809,648           56,054,653
Property and equipment, net (notes 5 and 10)                                             18,409,415           14,942,933
Franchise costs, net of accumulated amortization of $22,048,929
    in 1997 and $27,563,051 in 1998                                                     273,631,766          272,261,440
Deferred financing costs, net of accumulated amortization
    of $3,038,202 in 1997 and $4,257,074 in 1998 (note 6)                                 9,262,314            7,275,980
Due from related party (note 8)                                                             289,869              289,869
Deferred income taxes (note 11)                                                           3,674,287                 --
Other assets                                                                                289,784              209,301
                                                                                      -------------        -------------

                                                                                      $ 334,367,083          351,034,176
                                                                                      =============        =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of Senior unsecured notes (note 6)                                $  15,000,000                 --
    Current portion of other long-term debt (note 7)                                         44,644               47,496
    Accounts payable                                                                      1,367,572            2,612,952
    Accrued expenses                                                                      3,722,777            5,838,808
    Accrued interest                                                                      4,536,627            3,941,088
    Unearned revenue                                                                      1,551,255            2,141,456
    Dividends payable                                                                       960,761            1,124,360
                                                                                      -------------        -------------
                   Total current liabilities                                             27,183,636           15,706,160
12.5% Senior unsecured notes due 2002, net of unamortized
    discount of $3,238,037 in 1997 and $2,724,535 in 1998 (note 6)                       88,820,963           91,668,465
11% Senior secured notes due 2004 (note 6)                                               75,000,000           75,000,000
Other long-term debt, less current portion (note 7)                                       4,147,676            4,410,505
Deferred income taxes (note 11)                                                                --              9,074,596
Redeemable Preferred Stock:
    14.25% Senior Exchangeable Preferred Stock, $.01 par value. Authorized
       413,930 shares, issued and outstanding 186,706 shares (liquidation value
       $186,706,000) in 1997 and 214,260 shares
       (liquidation value $214,260,000) in 1998 (note 6)                                171,261,919          201,367,927
Stockholders' deficiency (notes 6 and 9):
    Class A common stock, $.01 par value. Authorized 5,000,000 shares;
       issued and outstanding 558,135 shares in 1997 and 606,668 in 1998                      5,581                6,066
    Class B common stock, $.01 par value.  Authorized 200,000 shares;
        issued and outstanding 48,533 shares in 1997 and -0- in 1998                            485                 --
    Additional paid-in capital                                                            6,590,473            6,864,301
    Accumulated deficit                                                                 (35,119,184)         (50,604,436)
                                                                                      -------------        -------------
                                                                                        (28,522,645)         (43,734,069)
Less loans receivable from stockholders (note 8)                                         (3,524,466)          (2,459,408)
                                                                                      -------------        -------------

                   Total stockholders' deficiency                                       (32,047,111)         (46,193,477)

Commitments and contingencies (notes 10 and 12)
                                                                                      -------------        -------------

                                                                                      $ 334,367,083          351,034,176
                                                                                      =============        =============

See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Fiscal years ended September 29, 1996,
                        September 28, 1997
                             and September 27, 1998



                                                            1996                1997                1998
                                                        ------------        ------------        ------------
Gross revenues                                          $ 55,337,720          67,981,407          86,766,158
Less agency commissions                                    6,702,302           7,971,827          10,623,062
                                                        ------------        ------------        ------------

                   Net revenues                           48,635,418          60,009,580          76,143,096
                                                        ------------        ------------        ------------

Operating expenses:
    Engineering                                            1,773,027           2,099,116           1,924,744
    Programming                                            5,864,066           7,081,521           8,462,258
    Selling                                               13,864,695          14,980,035          18,574,529
    General and administrative                             6,374,622           6,879,443          10,558,965
    Corporate expenses                                     3,747,714           5,595,403           6,892,705
    Depreciation and amortization                          4,555,978           7,618,921           8,876,876
                                                        ------------        ------------        ------------

                                                          36,180,102          44,254,439          55,290,077
                                                        ------------        ------------        ------------

                   Operating income                       12,455,316          15,755,141          20,853,019

Other income (expense):
    Interest expense, net of interest income of
       $547,952 in 1996, $462,358 in 1997 and
       $1,902,762 in 1998                                (16,533,278)        (22,201,114)        (20,860,210)
    Financing costs                                         (876,579)           (299,240)           (213,239)
    Other, net (note 5)                                     (697,741)           (491,308)               --
    Gain on sale of AM stations (note 4)                        --                  --            36,241,947
                                                        ------------        ------------        ------------

                   Income (loss) before income
                     taxes and extraordinary item         (5,652,282)         (7,236,521)         36,021,517

Income tax expense (benefit) (note 11)                    (1,165,800)         (2,714,411)         15,624,032
                                                        ------------        ------------        ------------

Income (loss) before extraordinary item                   (4,486,482)         (4,522,110)         20,397,485

Extraordinary item-loss on extinguishment
    of debt, net of income taxes of $1,097,836
    in 1997 and $1,075,149 in 1998 (note 4)                     --            (1,646,753)         (1,612,723)
                                                        ------------        ------------        ------------

                   Net income (loss)                    $ (4,486,482)         (6,168,863)         18,784,762
                                                        ============        ============        ============


See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.

         Consolidated Statements of Changes in Stockholders' Deficiency

Fiscal years ended September 29, 1996, September 28, 1997 and September 27, 1998


                                                                                                                        TOTAL PAR
                                                       CLASS A COMMON STOCK            CLASS B COMMON STOCK               VALUE
                                                    ---------------------------     ---------------------------
                                                    NO. OF SHARES   PAR VALUE       NO. OF SHARES    PAR VALUE         COMMON STOCK
                                                    -------------  ------------     -------------   -----------        ------------
Balance at September 24, 1995                          558,135     $     5,581          48,533      $       485            6,066

Increase in loans receivable from stockholders            --              --              --               --               --

Costs associated with issuance of Redeemable
    Series A Preferred Stock (note 5)                     --              --              --               --               --

Issuance of warrants (note 5)                             --              --              --               --               --

Accretion of preferred stock                              --              --              --               --               --

Preferred stock issued as dividends (note 5)              --              --              --               --               --

Net loss                                                  --              --              --               --               --
                                                   -----------     -----------     -----------      -----------      -----------

Balance at September 29, 1996                          558,135           5,581          48,533              485            6,066

Retirement of preferred stock and warrants                --              --              --               --               --

Issuance of warrants                                      --              --              --               --               --

Accretion of preferred stock                              --              --              --               --               --

Preferred stock issued as dividends                       --              --              --               --               --

Cash dividends on preferred stock                         --              --              --               --               --

Issuance costs for preferred stock                        --              --              --               --               --

Increase in loans receivable from stockholders            --              --              --               --               --

Net loss                                                  --              --              --               --               --
                                                   -----------     -----------     -----------      -----------      -----------

Balance at September 28, 1997                          558,135           5,581          48,533              485            6,066

Preferred stock issued as dividends                       --              --              --               --               --

Accretion of preferred stock                              --              --              --               --               --

Decrease in loans receivable from stockholders            --              --              --               --               --

Cash dividends on common stock                            --              --              --               --               --

Dividends on preferred stock                              --              --              --               --               --

Issuance of warrants as dividends                         --              --              --               --               --

Conversion of common stock                              48,533             485         (48,533)            (485)            --

Net income                                                --              --              --               --               --
                                                   -----------     -----------     -----------      -----------      -----------

Balance at September 27, 1998                          606,668     $     6,066            --        $      --              6,066
                                                   ===========     ===========     ===========      ===========      ===========

                                                                                       LESS: LOANS
                                                     ADDITIONAL                        RECEIVABLE         TOTAL
                                                      PAID-IN         ACCUMULATED         FROM         STOCKHOLDERS'
                                                      CAPITAL           DEFICIT        STOCKHOLDERS     DEFICIENCY
                                                     ----------       -----------      ------------    ------------
Balance at September 24, 1995                         5,690,934       (4,425,882)      (2,421,272)      (1,150,154)

Increase in loans receivable from stockholders             --               --            (52,964)         (52,964)

Costs associated with issuance of Redeemable
    Series A Preferred Stock (note 5)                (1,718,437)            --               --         (1,718,437)

Issuance of warrants (note 5)                         6,833,507             --               --          6,833,507

Accretion of preferred stock                               --           (541,416)            --           (541,416)

Preferred stock issued as dividends (note 5)               --         (2,452,910)            --         (2,452,910)

Net loss                                                   --         (4,486,482)            --         (4,486,482)
                                                    -----------      -----------      -----------      -----------

Balance at September 29, 1996                        10,806,004      (11,906,690)      (2,474,236)      (3,568,856)

Retirement of preferred stock and warrants          (11,887,981)            --               --        (11,887,981)

Issuance of warrants                                 16,625,000             --               --         16,625,000

Accretion of preferred stock                               --         (1,659,695)            --         (1,659,695)

Preferred stock issued as dividends                        --        (13,030,211)            --        (13,030,211)

Cash dividends on preferred stock                          --         (2,353,725)            --         (2,353,725)

Issuance costs for preferred stock                   (8,952,550)            --               --         (8,952,550)

Increase in loans receivable from stockholders             --               --         (1,050,230)      (1,050,230)

Net loss                                                   --         (6,168,863)            --         (6,168,863)
                                                    -----------      -----------      -----------      -----------

Balance at September 28, 1997                         6,590,473      (35,119,184)      (3,524,466)     (32,047,111)

Preferred stock issued as dividends                        --        (27,553,543)            --        (27,553,543)

Accretion of preferred stock                               --         (2,552,465)            --         (2,552,465)

Decrease in loans receivable from stockholders             --               --            14,827            14,827

Cash dividends on common stock                             --         (3,726,579)       1,050,231       (2,676,348)

Dividends on preferred stock                               --           (163,599)            --           (163,599)

Issuance of warrants as dividends                       273,828         (273,828)            --               --

Conversion of common stock                                 --               --               --               --

Net income                                                 --         18,784,762             --         18,784,762
                                                    -----------      -----------      -----------      -----------

Balance at September 27, 1998                         6,864,301      (50,604,436)      (2,459,408)     (46,193,477)
                                                    ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                        Fiscal years ended September 29,
                          1996, September 28, 1997 and
                               September 27, 1998


                                                                       1996              1997              1998
                                                                   ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                              $ (4,486,482)       (6,168,863)       18,784,762
                                                                   ------------      ------------      ------------
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Loss on extinguishment of debt                                                2,744,589         2,687,872
          Gain on sale of AM stations                                      --                --         (36,241,947)
          Depreciation and amortization                               4,555,978         7,618,921         8,876,876
          Change in allowance for doubtful accounts                    (674,123)          894,332         2,364,965
          Amortization of debt discount                               5,591,004         4,772,539           658,297
          Interest satisfied through issuance of notes                2,199,121         1,185,722
          Amortization of deferred financing costs                      984,001         1,390,736         1,555,016
          Write down of fixed assets                                    697,741           487,973              --
          Accretion of interest to principal on other
            long-term debt                                                 --             161,523           307,200
          Deferred income taxes                                      (1,357,722)       (4,062,247)       12,748,883
          Changes in operating assets and liabilities:
            Decrease (increase) decrease in receivables               1,043,961        (5,176,284)       (3,842,829)
            Increase in other current assets                           (762,897)         (294,574)         (412,678)
            Decrease (increase) decrease in other assets                148,272          (158,490)           80,483
            Increase (decrease) in accounts payable                     310,374          (196,443)        1,245,380
            Increase in accrued expenses                                292,468           368,585         2,116,031
            Increase (decrease) in accrued interest                      52,702         2,142,006          (595,539)
            Increase in unearned revenue                                218,381           675,999           590,201
                                                                   ------------      ------------      ------------

                   Total adjustments                                 13,299,261        12,554,887        (7,861,789)
                                                                   ------------      ------------      ------------

                   Net cash provided by operating activities          8,812,779         6,386,024        10,922,973
                                                                   ------------      ------------      ------------

Cash flows from investing activities:
    Proceeds from sale of AM stations, net of
       disposal costs of $838,167 in 1998                                  --                --          43,161,833
    Additions to property and equipment                              (3,811,436)       (2,022,344)       (1,644,533)
    Acquisition of radio licenses                                   (86,358,962)     (142,335,513)       (9,327,713)
    Increase in franchise costs                                         (24,980)             --                --
                                                                   ------------      ------------      ------------

                   Net cash provided by (used in)
                       investing activities                         (90,195,378)     (144,357,857)       32,189,587
                                                                   ------------      ------------      ------------

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                        Fiscal years ended September 29,
                          1996, September 28, 1997 and
                               September 27, 1998


                                                                    1996               1997               1998
                                                                -------------      -------------      -------------
Cash flows from financing activities:
    Dividends on common stock                                   $        --                 --           (2,676,348)
    Purchase of Senior unsecured notes                                   --                             (15,055,055)
    Retirement of Senior secured notes                                   --           (38,414,562)             --
    Retirement of Series A preferred stock                               --           (42,699,590)             --
    Redemption of warrants                                               --            (8,323,000)             --
    Repayments of debt, including accrued interest                   (120,691)            (56,143)          (41,521)
    Proceeds from senior notes, net of financing costs of
      $1,605,426 in 1996 and $5,712,407 in 1997                    33,394,574         69,287,593               --
    Proceeds from Redeemable Series A Preferred stock
       and warrants, net of issuance cost of $1,718,437
       in 1996 and $8,952,550 in 1997                              35,781,563         166,047,450               --
    Decrease in deferred financing costs                               33,999               --                 --
    Decrease (increase) in loans receivable from stockholders         (52,964)        (1,050,230)            14,827
    Advances to related party                                          (2,922)              --                 --
                                                                -------------      -------------      -------------

                   Net cash provided by (used in) financing
                      activities                                   69,033,559        144,791,518        (17,758,097)
                                                                -------------      -------------      -------------

                   Net (decrease) increase in cash and cash
                      equivalents                                 (12,349,040)         6,819,685         25,354,463

Cash and cash equivalents at beginning of year                     17,817,119          5,468,079         12,287,764
                                                                -------------      -------------      -------------

Cash and cash equivalents at end of year                        $   5,468,079         12,287,764         37,642,227
                                                                =============      =============      =============

Supplemental cash flow information:
    Interest paid during the year                               $   8,254,402         13,175,308         20,561,613
                                                                =============      =============      =============

    Income taxes paid during the year                           $     632,990            294,262          1,787,191
                                                                =============      =============      =============

Noncash investing and financing activities:
    Issuance of notes as payment for interest                   $   2,199,122          1,185,722               --
                                                                =============      =============      =============


    Issuance of preferred stock as payment of dividends         $   2,452,910         13,030,211         27,553,543
                                                                =============      =============      =============

    Issuance of warrants as payment of dividends                $        --                 --              273,828
                                                                =============      =============      =============
    Issuance of note as payment towards
       purchase price of radio station                          $        --            3,000,000               --
                                                                =============      =============      =============
    Repayment of stockholder loan and
       accrued interest through dividend withholding            $        --                 --            1,098,368
                                                                =============      =============      =============




See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


(1)    ORGANIZATION AND NATURE OF BUSINESS

       The Company owns and operates eleven Spanish-language radio stations serving the New York, Miami, Chicago, San Antonio and Los Angeles markets through its subsidiaries, SBS of Greater New York, Inc., Spanish Broadcasting System of Florida, Inc. Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Greater Miami, Inc., Spanish Broadcasting System of San Antonio, Inc. and Spanish Broadcasting System of Illinois, Inc. Additionally, the Company's other subsidiaries include Alarcon Holdings, Inc. ("Alarcon"), Spanish Broadcasting System Network, Inc. ("SBS Network") and SBS Promotions, Inc. ("SBS Promotions"). Alarcon owns and operates the building where the Company's New York offices are located. SBS Network and SBS Promotions are currently dormant. SBS Network was formerly the Company's exclusive agency representative for national advertising sales. SBS Promotions formerly performed promotional services for the Company's radio stations.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

       (a)    BASIS OF PRESENTATION
              The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is a holding company with no independent assets or operations other than its investments in subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              The Company's subsidiaries (hereinafter referred to in this paragraph collectively as "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for the Company's senior unsecured notes and new senior secured notes referred to in note 6. The Subsidiary Guarantors are wholly owned and constitute all of the Company's subsidiaries. The Company has not included separate financial statements of the aforementioned subsidiaries because (i) the aggregate assets, liabilities, earnings and equity of such subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, and (ii) the separate financial statements and other disclosures concerning such subsidiaries are not deemed material to investors.

              The Company's fiscal year is the 52-week period which ends on the last Sunday of September.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


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

       (D)    LONG-LIVED ASSETS

              The Company follows the provisions of Statement of Financial Accounting Standards No. 121, (Statement 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See note 5 for impairment losses related to fixed assets.

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

       (F)    FINANCING COSTS

              During fiscal 1996, the Company expensed $0.9 million of costs related to an initial public offering that was aborted. The net deferred financing costs at September 28, 1997 and September 27, 1998 amount to $9.3 million and $7.3 million, respectively. These balances relate to the successful refinancing of the Company's debt and additional financing obtained in connection with Company's acquisition of WXDJ-FM and WRMA-FM in Miami and WLEY-FM in Chicago (see note 6).

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


              Deferred financing costs are being amortized using a method which approximates the effective interest method over the respective lives of the related indebtedness.

       (G)    BARTER TRANSACTIONS

              The Company records barter transactions at the fair value of goods or services received.

       (H)    CASH EQUIVALENTS

              Cash equivalents, consisting primarily of interest-bearing money market accounts and certificates of deposits, totaled $12.3 million and $37.6 million at September 28, 1997 and September 27, 1998, respectively.

       (I)    INCOME TAXES

              The Company files a consolidated Federal income tax return with its subsidiaries. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       (k)    CONCENTRATION OF RISK

              All of the Company's business is conducted in the New York, Miami, Los Angeles, Chicago and San Antonio markets. Net revenue earned from radio stations in these markets as a percentage of total revenue for the fiscal years ended September 29, 1996, September 28, 1997 and September 27, 1998 is as follows:

                                                1996                 1997                 1998
                                                ----                 ----                 ----
          New York                              51%                  49%                   44%
          Miami                                 17%                  22%                   28%
          Los Angeles                           32%                  28%                   17%
          Chicago                                 -                   1%                   11%
          San Antonio                                                  -                    -
                                                ---                  ---                  ---
                                                100%                 100%                 100%
                                                ===                  ===                  ===

              The increase in market concentration risk in Miami and Chicago in fiscal 1997 and 1998 results from the acquisitions of WRMA-FM and WXDJ-FM in Miami and WYSY-FM in Chicago as discussed in note 3.


(3)    ACQUISITIONS

       On March 25, 1996, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WPAT-FM for $84.6 million, plus financing and closing costs of $1.8 million. The Company assumed operational responsibility of WPAT-FM on January 20, 1996 under an interim agreement, at which time the Company changed the musical format of WPAT-FM to Spanish language adult contemporary. The Company financed the acquisition of WPAT-FM through the issuance of the Senior Notes and Preferred Stock in March 1996 (See
       Note 6).

       On March 27, 1997, the Company acquired the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WYSY-FM in Chicago for $33.0 million plus financing and closing costs of $0.5 million.

       On March 27, 1997, the Company acquired the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WRMA-FM and WXDJ-FM in Miami for $111.0 million plus financing and closing costs of $0.8 million.

       The Company financed the purchases of WYSY-FM, WRMA-FM and WXDJ-FM with proceeds from a combination of issuances consisting of 175,000 shares of the Company's 14 1/4% Series A, Senior Exchangeable Preferred Stock (see note 6) and warrants to purchase 74,900 shares of the Company's Class A common stock (par value $.01 per share) and $75 million aggregate principal amount of the Company's 11% Senior Notes due 2004 (see note
       6), plus a note payable to the seller of WYSY-FM for $3.0 million.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       On May 13, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO-FM serving the San Antonio area for $9.2 million, plus closing costs of $0.1 million. The Company financed this purchase from cash on hand and from operations. The Company subsequently changed the call letters to KLEY-FM.

       The Company's consolidated results of operations include the results of WPAT-FM, WYSY-FM, WRMA-FM, WXDJ-FM and KRIO-FM from the respective dates of acquisition. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally franchise costs, based on their estimated fair values at the date of acquisition.

       The following unaudited proforma summary presents the consolidated results of operations as if the acquisitions had occurred as of the beginning of fiscal 1997 after giving effect to certain adjustments, including amortization of franchise costs and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future. The results of WYSY-FM and KRIO-FM prior to their respective acquisition dates have not been included in the proforma summary as these acquisitions do not meet the significance test for presentation of proforma information.

                                                                    YEAR ENDED
                                                                SEPTEMBER 28, 1997
                                                                ------------------
                                                                   (UNAUDITED)

              Net revenues                                     $       66,762,000
              Loss before extraordinary item                           (3,498,000)
              Net loss                                                 (5,145,000)


(4)    SALE OF AM STATIONS

       On July 2, 1997, the Company entered into a definitive agreement (as amended, the "One-on-One Agreement") with One-on-One Sports, Inc. ("One-on-One") for the sale of the assets and FCC licenses of radio stations WXLX-AM, serving the New York metropolitan area, KXMG-AM, serving the Los Angeles metropolitan area, and WCMQ-AM, serving the Miami metropolitan area. The One-on-One Agreement contained customary representations, warranties and conditions, including receipt of FCC approval to the transfer of the FCC licenses. Pursuant to the One-on-One Agreement, on September 29, 1997, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM to One-on-One for a sales price of $26.0 million and recorded a gain of $18.6 million. On December 2, 1997, the Company consummated the sale of the assets and FCC license of KXMG-AM to One-on-One for a sales price of $18.0 million and recorded a gain of $17.6 million. These transactions are classified under other income as Gain on sale of AM stations.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       Pursuant to the 1994 12.5% Senior Notes due 2002 (the "Notes") (see note
       6) the Company is required to use the greater of $25.0 million or 50% of the net proceeds from any disposition of certain asset sales including the FCC broadcast licenses of the aforementioned AM stations to make offers to purchase the Notes at 110% of the principal value thereof.

       On October 17, 1997, the Company made a "Tender Offer" to purchase for cash any and all of the Notes up to $22.7 million plus accrued interest up to, but not including the payment date. The amount payable by the Company was 110% of the principal amount of the Notes. The Company paid $15.7 million to the noteholders who responded to the "Tender Offer" and purchased $13.2 million in principal amount of Notes for $15.0 million plus accrued interest of $0.7 million in October and November 1997. The Company recognized a loss on the "Tender Offer" of $1.6 million, net of income taxes of $1.1 million, due to the premium paid for the Notes and the subsequent write-off of the deferred financing costs and original issue discounts related to the Notes purchased. This amount has been classified as an extraordinary item in the accompanying Consolidated Statement of Operations.

       Prior to the sale of the assets of WCMQ-AM, the Station operated on the frequency of 1210 kHz. As part of the sale of WCMQ-AM, the Company entered into a five-year local marketing agreement ("LMA") with One-on-One in November 1997. Under the terms of the LMA, the Company began programming and selling advertising on WCMQ-AM using a newly-authorized frequency of 1700 kHz. The 1700 kHz transmitter is co-located at the 1210 kHz transmitter/antenna site which was part of the aforementioned asset sale.

 (5)   PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at September 28, 1997 and September 27, 1998:

                                                                       1997             1998         ESTIMATED
                                                                   -----------        ----------   USEFUL LIVES
                                                                                                   ------------
              Land                                                 $ 1,413,287         1,368,407           -
              Building and building leasehold
                 improvements                                       15,324,227        11,250,742         20 years
              Tower and antenna systems                              6,709,991         2,138,824       7-15 years
              Studio and technical equipment                         4,874,321         5,135,586         10 years
              Furniture and fixtures                                 1,549,749         1,685,745       3-10 years
              Transmitter equipment                                  1,266,747           931,750       7-10 years
              Leasehold improvements                                 1,135,176         1,405,759       5-13 years
              Computer equipment                                     1,378,908         1,333,888          5 years
              Other                                                    205,276           520,369          5 years
                                                                    ----------        ----------
                                                                    33,857,682        25,771,070
              Less accumulated depreciation
                 and amortization                                   15,448,267        10,828,137
                                                                    ----------        ----------
                                                                   $18,409,415        14,942,933
                                                                   ===========        ----------

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       During fiscal 1996 and 1997, the Company wrote down the value of its land and building located on Sunset Boulevard in Los Angeles (which was part of the assets acquired in the purchase of the Los Angeles AM radio station) by $0.7 million and $0.4 million, respectively. The write downs were based on current market values of real estate in the Los Angeles area. This amount is included in other, net in the accompanying consolidated statement of operations.


(6)    SENIOR NOTES AND PREFERRED STOCK

       On June 29, 1994, the Company, through a private placement offering (the "Offering") completed the sale of 107,059 units (the "Units"), each consisting of $1,000 principal amount of 12-1/2% Senior Notes (the "Notes") due 2002 and 107,059 Warrants (the "Warrants") each to purchase one share of Class A voting common stock at a price of $0.01 per share. The Notes and Warrants became separately transferable on June 29, 1994. The Notes were issued at a substantial discount from their principal amount and generated proceeds to the Company of $87.8 million, net of financing costs of $6.2 million. Of the $94.0 million of gross proceeds, $88.6 million was allocated to the Notes and $5.4 million was determined to be the value of the Warrants.

       The Notes bear interest at a rate of 7-1/2% per annum from the date of original issue until June 15, 1997 and at a rate of 12-1/2% per annum from and after such date until maturity on June 15, 2002. Interest is payable semiannually on June 15 and December 15, commencing December 15, 1994. The Notes are not redeemable at the option of the Company. The Notes are senior unsecured obligations of the Company and are unconditionally guaranteed, on a senior unsecured basis, as to payment of principal, premium, if any, and interest, jointly and severally, by each subsidiary of the Company. In the event of a change of control, as defined in the offering, the Company will be required to make an offer to purchase all of the outstanding Notes at a purchase price equal to 101% of the principal amount thereof, in each case plus accrued and unpaid interest to the date of purchase. The indenture pursuant to which the Notes are issued contains covenants restricting the incurrence of additional indebtedness, the payment of dividends and distributions, the creation of liens, asset sales, mergers or consolidations, among other things. The Company registered the Notes with the Securities and Exchange Commission, which registration became effective on October 26, 1994. The discount on the Notes is being amortized over the term of the Notes to result in an effective interest rate of 12-1/2% per annum.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       The Warrants expire on June 30, 1999. Each warrant entitles the holder to acquire prior to the expiration date, one share of Class A voting common stock at $0.01 per share, subject to adjustment from time to time upon the occurrence of certain changes in common stock, common stock distributions, issuances of options or convertible securities, dividends and distributions and certain other increases in the number of shares of common stock, as defined.

       On March 25, 1996 the Company financed the purchase of radio station WPAT-FM with a combination of the proceeds from the sale in a private placement of 37,500 shares of the Company's Redeemable Series A Preferred Stock (Preferred Stock) and $35.0 million of the Company's 12-1/4% Senior Secured Notes due 2001 (Senior Notes) together with cash on hand. The Company also issued to the holders of the Preferred Stock and Senior Notes warrants to purchase, in the aggregate, 6% of the Company's common stock on a fully diluted basis which expired unexercised.

       On March 27, 1997, the Senior Notes and Preferred Stock and the related warrants redeemed were retired with a portion of the proceeds from issuance of the 1997 Preferred Stock and Senior Notes described below. The Company realized a loss on the extinguishment of the Senior Notes of $1,646,753, net of taxes of $1,097,836 resulting from the purchase price exceeding the Company's carrying value and the write-off of unamortized deferred financing costs. This amount has been classified as an extraordinary item in the accompanying fiscal 1997 consolidated statement of operations.

       On March 27, 1997, the Company financed the purchase of radio stations WYSY-FM (renamed WLEY-FM by the Company), WRMA-FM and WXDJ-FM with proceeds from the sale through a private placement of 175,000 shares of the Company's 14 1/4% Series A Senior Exchangeable Preferred Stock (1997 Preferred Stock) and warrants to purchase 74,900 shares of the Company's Class A Common Stock (1997 Warrants). The gross proceeds from the issuance of the 1997 Preferred Stock and 1997 Warrants amounted to $175.0 million. The value of the 1997 Warrants was determined to be $16.6 million. The Company also issued $75.0 million aggregate principal amount of the Company's 11%. Senior Notes (the "New Senior Notes") due 2004. In connection with this transaction, the Company capitalized financing costs of $5.7 million related to the New Senior Notes and charged issuance costs of $9.0 million related to the 1997 Preferred Stock and 1997 Warrants to paid-in-capital.

       The New Senior Notes are secured by the FCC licenses of radio stations WLEY-FM, WRMA-FM and WXDJ-FM and are guaranteed by each of the Company's subsidiaries. The New Senior Notes are senior obligations of the Company that rank senior in right of payment to all subordinated indebtedness of the Company and are equally ranked with all existing and future senior indebtedness of the Company including the Notes. The New Senior Notes are due on March 15, 2004 and bear interest at a rate of 11% per annum payable on each March 15 and September 15, commencing September 15, 1997.

       The carrying value of the Notes and the New Senior Notes approximates market value.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998

       The New Senior Notes will be redeemable at the Company's option at any time on or after March 15, 2001 at the redemption prices set forth, together with accrued and unpaid interest thereon to the redemption date. In addition, the Company, at its option, may redeem in the aggregate up to 25% of the original principal amount of New Senior Notes at any time prior to March 15, 2000, at a redemption price equal to 110% of the principal amount plus accrued and unpaid interest to the redemption date.

       Convenants under the indebentures governing the New Senior Notes and 1997 Preferred Stock are substantially identical to the covenants of the Notes.

       The 1997 Preferred Stock is entitled to dividends at the rate of 14-1/4% per annum payable semi-annually beginning September 15, 1997. The Company, at its option, may pay dividends on any dividend payment date occurring on or before March 15, 2002 either in cash or by the issuance of additional shares of 1997 Preferred Stock. In September 1997, the Company elected to satisfy the dividends due of $11.7 million through the issuance of 11,706 additional preferred shares. In March 1998 and September 1998, the Company elected to satisfy the dividends due of $13.3 million and $14.3 million, respectively, through the issuance of additional preferred shares of 13,303 and 14,251, respectively.

       The 1997 Preferred Stock is exchangeable at the option of the Company, on any dividend payment date for the Company's 14-1/4% Exchange Debentures due March 15, 2005. The Exchange Debentures are redeemable, at the option of the Company, at any time, on or prior to March 15, 2000 at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued interest to the date of redemption. After March 15, 2000 and prior to March 15, 2002 the Exchange Debentures are not redeemable. On or after March 15, 2002, the Exchange Debentures are redeemable at the option of the Company.

       The 14 1/4% Exchange debentures due 2005 are issuable in exchange for the 1997 Preferred Stock in an aggregate principal amount equal to the liquidation preference of the 1997 Preferred Stock so exchanged, plus accumulated and unpaid dividends to the date fixed for the exchange thereof, plus any additional Exchange debentures issued from time to time in lieu of cash interest. The maturity date is March 15, 2005.

       The 1997 Preferred Stock will be redeemable, at the option of the Company, in whole or in part, at any time on or prior to March 15, 2000 at the redemption price equal to 105% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. After March 15, 2000 and prior to March 15, 2002, the 1997 Preferred Stock is not redeemable. On or after March 2002, the

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       Preferred Stock will be redeemable, at the option of the Company, in whole or in part at any time, at the following redemption prices (expressed as a percentage of liquidation preference) if redeemed during the twelve-month period commencing March 15, of the applicable year set forth below plus, without duplication, an amount in cash equal to all accumulated and unpaid dividends to the redemption date:

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

       The Company is required, subject to certain conditions, to redeem all of the 1997 Preferred Stock outstanding on March 15, 2005 at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of the redemption.

       The 1997 Preferred Stock and 1997 Warrants became separately transferable on June 1, 1997. The 1997 Warrants, which expire on June 30, 1999, entitle the holder to acquire 0.428 shares of Class A Common Stock at a price equal to $0.01 per 0.428 shares, subject to adjustment from time to time upon the occurrence of certain changes in Common Stock, certain Common Stock distributions, certain issuances of options or convertible securities, certain dividends and distributions and certain other increases in the number of shares of Common Stock.

       In March 1998, the Company declared a dividend of $5.60 per share of common stock. In April 1998, holders of Warrants were given the option to participate in such dividend as if they were stockholders, subject to agreeing to waive their anti-dilution rights with respect to such dividends. Holders of Warrants to purchase 58,209 shares participated in the dividend. In May 1998, the Company paid $0.326 million to these warrantholders and issued replacement warrants entitling each warrantholder to purchase from the Company shares of Class A Common Stock at a rate of one share of Class A Common Stock per Warrant. The warrantholders that elected not to participate in the cash dividend continue to hold such Warrants and are entitled to purchase from the Company shares of Class A Common Stock at an adjusted rate of 1.01133 shares of Class A Common Stock per Warrant.

       On July 22, 1997, the Company commenced an exchange offer whereby shares of Series A Preferred Stock were exchanged for an equal number of Series B Senior Exchangeable Preferred Stock (the "Series B Preferred Stock"). The Exchange of Series A Preferred Stock for Series B Preferred Stock has been registered under the Act. Such exchange was completed in August 1997.

       On July 22, 1997, the Securities and Exchange Commission declared effective a shelf registration statement relating to the Series A Preferred Stock, and to $338,930 in aggregate principal amount of 14 1/4% Exchange Debentures due 2005, Series A and 23,836 shares of Common Stock that may be issued upon the occurrence of certain events, each of which may be offered from time to time by or for the account of the holders thereof. The Company is using its best efforts to keep such shelf registration continuously effective.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


(7)    OTHER LONG-TERM DEBT

       Other long-term debt consists of the following at September 28, 1997 and September 27, 1998:

                                                                                        1997             1998
                                                                                        ----             ----
               Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at 6.25%,
                  commencing June 1992 (see note 10)                                $1,030,797         989,278
               Note payable due on March 27, 2003 including
                  interest which accrues at an annual rate of
                  three month LIBOR plus 450 basis points                            3,161,523       3,468,723
                                                                                    ----------      ----------
                                                                                     4,192,320       4,458,001
               Less current portion                                                     44,644          47,496
                                                                                    ----------      ----------
                                                                                    $4,147,676       4,410,505
                                                                                    ==========      ==========


       The scheduled maturities of other long-term debt are as follows at September 27, 1998:

        Fiscal year ending September
        ----------------------------
               1999                           $   47,496
               2000                               50,572
               2001                               53,825
               2002                               57,287
               2003                               60,972
               Thereafter                      4,187,849
                                              ----------
                                              $4,458,001
                                              ==========


(8)    LOANS WITH STOCKHOLDERS AND RELATED PARTY TRANSACTIONS

       At September 28, 1997 and September 27, 1998, the Company had loans receivable from stockholders totaling $3.0 million and $2.5 million respectively. The notes bear interest at 6.36% per annum and mature on December 30, 2025. The notes are payable in 30 equal annual aggregate installments of $0.2 million, commencing on December 30, 1996. In July 1997, the Company issued a loan to a stockholder in the amount of $1.1 million bearing interest at 7% per annum and due on demand. The board of directors

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       approved the terms of the exchange of the notes. In 1998, the loan of $1.1 million was repaid by the stockholder, along with accrued interest, through withholding of dividends on common stock in the amount of $1.1 million that the stockholder was entitled to. Loans receivable from stockholders have been classified as an increase in stockholders' deficiency in the accompanying consolidated balance sheets. Interest receivable on stockholder loans of $0.2 million is included in other current assets at September 28, 1997 and September 27, 1998.

       At September 28, 1997 and September 27, 1998, the Company has advances totaling $0.3 million due from a party related through common ownership. Payment of this balance is guaranteed by an officer of the Company. Additionally, at September 28, 1997 and September 27, 1998, the Company had trade receivables totaling $0.4 million due from this related party which have been fully reserved.

       The Company pays the operating expenses for a boat owned by a party related through common ownership which is used by the Company for business entertainment purposes. Such expenses approximated $0.1 million for each of the fiscal years ended September 29, 1996, September 28, 1997 and September 27, 1998.

       The Company leases an apartment from the Chief Executive Officer and stockholder of the Company for annual rentals of $0.1 million through August 2007. Additionally, the Company occupies a building under a capital lease agreement with certain stockholders (see note 10).


(9)    CAPITAL STOCK

       During fiscal 1996, the Company amended and restated its Certificate of Incorporation to increase the aggregate number of authorized shares of $0.01 par value Class A common stock from 2,000,000 to 5,000,000 and create and authorize 500,000 shares of $0.01 par value preferred stock. Characteristics and privileges concerning the preferred stock are at the discretion of the board of directors. During fiscal 1996, 49,201 of preferred shares were designated as Redeemable Series A Preferred Stock (see note 6). In addition, the Company has authorized 200,000 shares of $0.01 par value Class B common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to eight votes per share. The remaining shares of Class B common stock were converted into an equal number of shares of Class A common stock during fiscal 1998.

       The Company maintains a stock option plan pursuant to which the Company has reserved up to 26,750 shares of Class A common stock for issuance upon the exercise of options granted under the plan. The plan covers all regular salaried employees of the Company and its subsidiaries. No options have been granted under this plan to date.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


(10)   COMMITMENTS

       The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at September 27, 1997 and September 27, 1998 is $0.9 million and $0.8 million, net of accumulated depreciation of $0.3 million and $0.4 million, respectively.

       The Company leases office space and facilities and certain equipment under operating leases, one of which is with a related party (see note
       8), that expire at various dates through 2035. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

       At September 27, 1998, future minimum lease payments under such leases are as follows:

                                                                              CAPITAL           OPERATING
               FISCAL YEAR                                                     LEASE             LEASES
               -----------                                                     -----             ------
                1999                                                          $  149,000            945,300
                2000                                                             149,000            737,300
                2001                                                             149,000            538,600
                2002                                                             149,000            370,600
                2003                                                             149,000            374,400
                Thereafter                                                     1,291,333          3,765,400
                           Total minimum lease payments                        1,036,333         ----------
                           Less executory costs                                  560,333         $6,681,600
                                                                              ----------         ----------
                                                                               1,476,000
                           Less interest at 6.25%                               (486,722)
                                                                              ----------
                           Present value of minimum lease
                              payments                                        $  989,278
                                                                              ==========

       Total rent expense for the fiscal years ended September 29, 1996, September 28, 1997 and September 27, 1998 amounted to $1.1 million, $1.6 million and $1.1 million, respectively.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2002. The future minimum rental income to be received under these agreements as of September 27, 1998 is as follows:

               FISCAL YEAR                                                      AMOUNT
               -----------                                                      ------
                1999                                                          $  666,741
                2000                                                             320,674
                2001                                                             259,893
                2002                                                             109,330
                                                                              ----------
                                                                              $1,356,638
                                                                              ==========


       At September 27, 1998, the Company is committed to the purchase of broadcast rights for various news and other programming and has employment contracts for certain on-air talent and general managers expiring through 2003. Future payments under such contracts are as follows:

                                                     PROGRAMMING          EMPLOYMENT
                   FISCAL YEAR                        CONTRACTS            CONTRACTS           TOTAL
                   -----------                        ---------            ---------           -----
                    1999                               $15,242             2,806,033         2,821,275
                    2000                                  --               2,247,950         2,247,950
                    2001                                  --               1,886,433         1,886,433
                    2002                                  --               1,282,917         1,282,917
                    2003                                  --                  62,500            62,500
                                                       -------             ---------         ---------
                                                       $15,242             8,285,833         8,301,075
                                                       =======             =========         =========

       Certain employment contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


(11)   INCOME TAXES

       Income tax expense (benefit) for the fiscal years ended September 29, 1996, September 28, 1997 and September 27, 1998 consists of the following and were allocated as follows:


                                                                                       1996
                                                   -----------------------------------------------------------------------------
                                                      CURRENT-
                                                     STATE AND            CURRENT             DEFERRED
                                                       LOCAL              FEDERAL              FEDERAL               TOTAL
                                                   ---------------     ---------------     ----------------     ----------------
             Loss from operations               $         191,922                  --          (1,357,722)          (1,165,800)
                                                   ===============     ===============     ================     ================
                                                                                       1997
                                                   -----------------------------------------------------------------------------
                                                      CURRENT-
                                                     STATE AND            CURRENT             DEFERRED
                                                       LOCAL              FEDERAL              FEDERAL               TOTAL
                                                   ---------------     ---------------     ----------------     ----------------
             Loss from operations                  $       250,000                  --          (2,964,411)          (2,714,411)
             Extraordinary item - loss on
               extinguishment of debt                           --                  --          (1,097,836)          (1,097,836)
                                                   ---------------     ---------------     ----------------     ----------------

                                                   $       250,000                  --          (4,062,247)          (3,812,247)
                                                   ===============     ===============     ================     ================

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


                                                                                       1998
                                                   -----------------------------------------------------------------------------
                                                      CURRENT-
                                                     STATE AND            CURRENT             DEFERRED
                                                       LOCAL              FEDERAL              FEDERAL               TOTAL
                                                   ---------------     ---------------     ----------------     ----------------
             Income from operations                $      950,000             850,000           13,824,032           15,624,032
             Extraordinary item - loss on
               extinguishment of debt                          --                  --          (1,075,149)          (1,075,149)
                                                   --------------      ---------------     ----------------     ----------------
                                                   $      950,000             850,000           12,748,883           14,548,883
                                                   ===============     ===============     ================     ================


       During fiscal 1996, 1997 and 1998, the Company utilized net operating loss carryforwards of approximately 0.8 million, $0.7 million and $38.8 million, respectively.

       The difference between the fiscal 1996 and 1997 income tax benefit at the Federal statutory rate and the effective rate was primarily attributable to state and local income taxes, recurring non-deductible expenses and non-deductible expenses incurred in connection with the Company's financing transactions. The difference between the fiscal 1998 income tax expense at the Federal statutory rate and the effective rate was primarily attributable to state and local income taxes.

       The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 28, 1997 and September 27, 1998 is as follows:

                                                                    1997             1998
                                                                    ----             ----
               Deferred tax assets:
                  Net operating loss carryforwards              $32,955,490       16,919,249
                  Deferred interest                               5,717,617        6,080,278
                  Allowance for doubtful accounts                 2,162,038        3,108,024
                  Fixed assets                                      474,286          474,286
                  Unearned revenue                                       --          856,582
                  AMT credit                                             --          850,000
                                                                -----------      -----------
                              Total deferred tax assets          41,309,431       28,288,419
                                                                -----------      -----------

               Deferred tax liabilities:
                  Depreciation and amortization                  11,776,023       14,463,595
                  Intangible assets                               8,382,950        5,502,950
                  Deferred debt forgiveness                      17,396,470       17,396,470
                  Unearned revenue                                   79,701               --
                                                                -----------      -----------
                        Total deferred tax liabilities           37,635,144       37,363,015
                                                                -----------      -----------
                        Net deferred tax asset (liability)      $ 3,674,287       (9,074,596)
                                                                ===========      ===========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998


       During fiscal 1994, as a result of a refinancing of the Company's debt, the Company recognized an extraordinary gain on debt extinguishment of $70.3 million, net of income taxes of $3.1 million, for financial statement purposes. For Federal income tax purposes, income from the discharge of this indebtedness reduced available net operating loss carryforwards and reduced the tax basis of certain assets. As a result, the valuation allowance for gross deferred tax assets was eliminated in fiscal 1994, reflecting the utilization, as a result of the extraordinary gain, of net operating loss carryforwards for financial statement purposes. In addition, certain timing differences were created which gave rise to deferred tax liabilities that will result in taxable income in future years when the assets are realized or settled.

       During fiscal 1995, the recognition of the $70.3 million gain on debt extinguishment for Federal income tax purposes was redistributed upon filing of the fiscal 1994 tax returns. This resulted in additional amounts used to reduce the tax basis of certain assets, additional deferred debt forgiveness and preservation of available net operating loss carryforwards. The net effect of the redistribution of the discharge of indebtedness for Federal income tax purposes did not significantly affect the Company's net deferred tax position.

       At September 27, 1998, the Company has net operating loss carryforwards of approximately $42.3 million available to offset future taxable income expiring as follows:

                                                     NET
                                               OPERATING LOSS
        EXPIRING IN SEPTEMBER                   CARRYFORWARDS
        ---------------------                   -------------
               2007                              $ 5,772,000
               2008                               12,213,000
               2009                               11,445,000
               2010                               12,868,000
                                                 -----------
                                                 $42,298,000
                                                 ===========


(12)   LITIGATION

       The Company is the defendant in a number of lawsuits and claims incidental in its ordinary course of business, certain of which have been brought by former employees. The litigation which is probable to result in an unfavorable outcome and can be reasonably estimated amounts to $0.3 million which the Company has accrued. The Company does not believe the outcome of any litigation, current or pending, would have a material adverse impact on the financial position or the results of operations of the Company.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 28, 1997 and September 27, 1998



(13)   SUBSEQUENT EVENT - (UNAUDITED)

              On December 1, 1998, the Company acquired from Pan Caribbean Broadcasting Corporation the FCC broadcast license and substantially all of the assets of WDOY-FM in Puerto Rico for $8.3 million. The acquisition of WDOY-FM was accounted for as a purchase transaction and was financed from cash on hand and cash from operations.

                                                                     Schedule II

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts


                     Fiscal years ended September 29, 1996,
                    September 28, 1997 and September 27, 1998



                                                                         COLUMN C
                                                  COLUMN B              ADDITIONS                                   COLUMN E
                                                 BALANCE AT     CHARGED TO      CHARGED TO                         BALANCE AT
     COLUMN A                                    BEGINNING       COSTS AND        OTHER            COLUMN D           END
   DESCRIPTION                                   OF PERIOD       EXPENSES        ACCOUNTS         DEDUCTIONS       OF PERIOD
   -----------                                   ----------      ---------       ---------        ----------       ----------
Fiscal year 1996:
    Allowance for
       doubtful accounts                         $5,184,886      4,908,699              --         5,582,822        4,510,763

Fiscal year 1997:
    Allowance for
       doubtful accounts                         $4,510,763      3,530,259              --         2,635,927        5,405,095

Fiscal year 1998:
    Allowance for
       doubtful accounts                         $5,405,095      2,634,509              --           269,544        7,770,060

                                EXHIBIT INDEX
                                -------------

         Exhibit
           No.                             Description
         -------                           -----------

         10.68 Asset Purchase Agreement dated January 28, 1998 by and between Spanish Broadcasting System of San Antonio, Inc. and Radio KRIO, Ltd.

         10.69 Asset Purchase Agreement dated June 16, 1998 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Pan Caribbean Broadcasting Corporation.

         10.70 Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raul Alarcon, Jr. ("Landlord") and Spanish Broadcasting System, Inc. ("Tenant").

         27       Financial Data Schedule