Form 10-Q
period 1998-12-27
SPANISH BROADCASTING SYSTEM INC
filed 1999-02-10
CIK 927720

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1998

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

                   ( X )    YES                (    )    NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares of registrant's common stock, par value $.01 per share, outstanding as of February 9, 1999: 606,668 shares of Class A Common Stock.

===============================================================================

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                                    Primary
                                                                                    Standard
                                                                State or Other      Industrial         I.R.S. Employer
                                                                Jurisdiction of     Classification     Identification
                                                                Incorporation       Number             Number
                                                                ---------------     --------------     ---------------
Spanish Broadcasting System, Inc. ............................  New Jersey          4832               13-3181941
Spanish Broadcasting System of California, Inc. ..............  California          4832               92-3952357
Spanish Broadcasting System of Florida, Inc. .................  Florida             4832               58-1700848
Alarcon Holdings, Inc. .......................................  New York            6512               13-3475833
Spanish Broadcasting System Network, Inc. ....................  New York            4899               13-3511101
SBS Promotions, Inc. .........................................  New York            7999               13-3456128
SBS of Greater New York, Inc. ................................  New York            4832               13-3888732
Spanish Broadcasting System of Illinois, Inc. ................  Delaware            4832               36-4174296
Spanish Broadcasting System of Greater Miami, Inc. ...........  Delaware            4832               65-0774450
Spanish Broadcasting System of San Antonio, Inc. .............  Delaware            4832               65-0820776
Spanish Broadcasting System of Puerto Rico, Inc. .............  Delaware            4832               52-2139546
Spanish Broadcasting System of Puerto Rico, Inc. .............  Puerto Rico         4832               66-0564244

                       Spanish Broadcasting System, Inc.

                                     Index

                                                                                  Page
                                                                                 Number
                                                                                 ------

Part I       Financial Information

Item 1       Financial Statements

             Condensed Consolidated Balance Sheets as of September 27, 1998 and
             December 27, 1998 (Unaudited)                                            3

             Condensed Consolidated Statements of Operations for the three months
             ended December 28, 1997 and December 27, 1998 (unaudited)                4

             Condensed Consolidated Statements of Cash Flows for the three
             months ended December 28, 1997 and December 27, 1998 (unaudited)         5

             Notes to Condensed Consolidated Financial Statements (unaudited)         6

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                9

Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 27, 1998    DECEMBER 27, 1998
                    ASSETS                                                                    (UNAUDITED)
CURRENT ASSETS :

CASH AND CASH EQUIVALENTS                                               $  37,642,227        $  32,168,201
RECEIVABLES:
   TRADE                                                                   20,777,151           23,518,813
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                     4,245,502            4,456,318
                                                                        -------------        -------------
     NET RECEIVABLES - TRADE                                               16,531,649           19,062,495
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
       $3,524,558 AT SEPT. 27, 1998 AND $4,146,130 AT DEC. 27, 1998)           58,193               25,824
                                                                        -------------        -------------
               NET RECEIVABLES                                             16,589,842           19,088,319
OTHER CURRENT ASSETS                                                        1,822,584            1,435,697
                                                                        -------------        -------------
     TOTAL CURRENT ASSETS                                                  56,054,653           52,692,217

PROPERTY AND EQUIPMENT, NET                                                14,942,933           15,010,506
FRANCHISE COSTS, NET                                                      272,261,440          278,598,496
DUE FROM RELATED PARTY                                                        289,869              289,869
DEFERRED FINANCING COSTS, NET                                               7,275,980            6,846,131
OTHER ASSETS                                                                  209,301              208,336
                                                                        -------------        -------------
                                                                        $ 351,034,176        $ 353,645,555
                                                                        =============        =============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

CURRENT PORTION OF LONG TERM DEBT                                       $      47,496        $      47,765
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                       8,451,760            8,570,811
ACCRUED INTEREST                                                            3,941,088            3,069,432
UNEARNED REVENUE                                                            2,141,456            2,200,803
DIVIDENDS PAYABLE                                                           1,124,360            8,842,195
                                                                        -------------        -------------
     TOTAL CURRENT LIABILITIES                                             15,706,160           22,731,006

12.5% SENIOR UNSECURED NOTES,NET OF UNAMORTIZED DISCOUNT                   91,668,465           91,816,599
11% SENIOR SECURED NOTES                                                   75,000,000           75,000,000
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                  4,410,505            4,475,432
DEFERRED INCOME TAXES PAYABLE                                               9,074,596           10,140,771
14.25% SENIOR EXCHANGEABLE PREFERRED STOCK,
      $.01 PAR VALUE. AUTHORIZED 413,930 SHARES; ISSUED
      AND OUTSTANDING 214,260 SHARES                                      201,367,927          202,088,145
STOCKHOLDERS' DEFICIENCY:
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     5,000,000 SHARES; ISSUED AND OUTSTANDING 606,668 SHARES                    6,066                6,066
   ADDITIONAL PAID IN CAPITAL                                               6,864,301            6,864,301
   ACCUMULATED DEFICIT                                                    (50,604,436)         (57,017,357)
                                                                        -------------        -------------
                                                                          (43,734,069)         (50,146,990)
   LESS: LOANS RECEIVABLE FROM STOCKHOLDERS                                (2,459,408)          (2,459,408)
                                                                        -------------        -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                       (46,193,477)         (52,606,398)
                                                                        -------------        -------------
                                                                        $ 351,034,176        $ 353,645,555
                                                                        =============        =============


                           SEE ACCOMPANYING NOTES TO
            UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS      THREE MONTHS
                                                           ENDED             ENDED
                                                     DECEMBER 28, 1997  DECEMBER 27, 1998

GROSS BROADCASTING REVENUES                              21,587,922       27,723,218
   LESS: AGENCY COMMISSIONS                               2,647,093        3,453,404
                                                        -----------      -----------
      NET BROADCASTING REVENUES                          18,940,829       24,269,814
                                                        -----------      -----------

OPERATING EXPENSES
    ENGINEERING                                             496,042          536,702
    PROGRAMMING                                           1,846,010        2,499,626
    SELLING                                               4,624,358        5,923,453
    GENERAL AND ADMINISTRATIVE                            2,848,404        2,075,533
    CORPORATE EXPENSES                                    1,309,307        2,085,038
    DEPRECIATION & AMORTIZATION                           2,374,318        2,288,023
                                                        -----------      -----------
                                                         13,498,439       15,408,375
                                                        -----------      -----------

       OPERATING INCOME                                   5,442,390        8,861,439

OTHER (INCOME) EXPENSES:
    GAIN ON SALE OF AM STATIONS                         (36,868,441)              --
    INTEREST EXPENSE, NET                                 5,791,458        5,226,999
    OTHER, NET                                                   --           13,700
                                                        -----------      -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM        36,519,373        3,620,740

INCOME TAX EXPENSE                                       14,607,749        1,595,607
                                                        -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                         21,911,624        2,025,133

EXTRAORDINARY ITEM, LOSS ON EXTINGUISHMENT OF DEBT,
    NET OF INCOME TAXES                                  (1,612,723)              --
                                                        -----------      -----------

NET INCOME                                               20,298,901        2,025,133

ACCUMULATED DEFICIT AT BEGINNING OF PERIOD              (35,119,184)     (50,604,436)

ACCRETION OF PREFERRED STOCK                               (607,518)        (720,218)

DIVIDENDS ON PREFERRED STOCK                             (6,651,429)      (7,717,836)
                                                        -----------      -----------

ACCUMULATED DEFICIT AT END OF PERIOD                    (22,079,230)     (57,017,357)
                                                        ===========      ===========



                           SEE ACCOMPANYING NOTES TO
            UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED DECEMBER 28, 1997 AND DECEMBER 27, 1998
                                  (UNAUDITED)

                                                                              1997              1998
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET  INCOME                                                              $ 20,298,901      $  2,025,133
                                                                          ------------      ------------
   ADJUSTMENTS TO RECONCILE NET  INCOME  TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES :
      LOSS ON EXTINGUISHMENT OF DEBT                                         2,687,872                --
      GAIN ON SALE OF AM STATIONS                                          (36,868,441)               --
      DEPRECIATION AND AMORTIZATION                                          2,374,318         2,288,023
      CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES                          1,893,411           832,388
      AMORTIZATION OF DEBT DISCOUNT                                            182,511           148,134
      AMORTIZATION OF DEFERRED FINANCING COSTS                                 360,029           429,848
      ACCRETION OF INTEREST TO PRINCIPAL ON OTHER LONG-TERM DEBT                76,800            76,800
      DEFERRED INCOME TAXES                                                 13,765,050         1,066,175
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        INCREASE IN RECEIVABLES                                             (2,619,750)       (3,330,865)
        (INCREASE) DECREASE IN OTHER CURRENT ASSETS                           (777,529)          386,887
        DECREASE IN OTHER ASSETS                                                88,220               965
        INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      435,478           119,051
        DECREASE IN ACCRUED INTEREST                                        (1,467,194)         (871,656)
        INCREASE  IN UNEARNED REVENUE                                           37,594            59,347
                                                                          ------------      ------------
                              TOTAL ADJUSTMENTS                            (19,831,631)        1,205,097
                                                                          ------------      ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                            467,270         3,230,230
                                                                          ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

 PROCEEDS FROM SALE OF RADIO STATIONS, NET OF CLOSING COSTS                 43,787,348                --
 ACQUISITION OF RADIO STATION                                                       --        (8,367,728)
 ADDITIONS TO PROPERTY AND EQUIPMENT                                          (719,988)         (324,924)
                                                                          ------------      ------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               43,067,360        (8,692,652)
                                                                          ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

PURCHASE OF SENIOR SECURED NOTES                                           (15,000,055)               --
REPAYMENTS OF DEBT                                                                  --           (11,604)
                                                                          ------------      ------------

          NET CASH USED IN FINANCING ACTIVITIES                            (15,000,055)          (11,604)
                                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        28,534,575        (5,474,026)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            12,287,764        37,642,227
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 40,822,339      $ 32,168,201
                                                                          ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:

      INTEREST PAID                                                       $  6,561,515      $  5,908,723
                                                                          ============      ============

      INCOME TAXES PAID                                                   $    183,431      $    184,838
                                                                          ============      ============

                           SEE ACCOMPANYING NOTES TO
            UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    December 28, 1997 and December 27, 1998

                                  (Unaudited)

(1) BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three months ended December 28, 1997 and December 27, 1998 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 27, 1998 included in the Company's 1998 Form 10K.

         In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended December 27, 1998 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS, DISPOSITIONS AND FINANCINGS

         On December 1, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used in the operation of WDOY-FM serving Puerto Rico for $8.3 million, plus closing costs of $0.1 million. The Company financed this purchase from cash on hand and from operations. In January, 1999 the Company entered into an Asset Purchase Agreement with Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc., to purchase the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WMEG-FM and WEGM-FM serving Puerto Rico for $16.0 million. The purchase is subject to certain closing conditions, including FCC approval. The Company expects this transaction to close during the third fiscal quarter and finance this purchase from cash on hand. The results of WDOY-FM and KLEY-FM do not meet the significance test for pro-forma presentation and, consequently, no pro-forma results have been included.

         The Company has completed the transfer of certain assets to its newly formed subsidiaries, Spanish Broadcasting System of San Antonio, Inc., Spanish Broadcasting System of Puerto Rico Inc. (Del.) and Spanish Broadcasting System of Puerto Rico, Inc. (Puerto Rico) (together the "New Subsidiaries"). The Company has not included separate financial statements for its guarantor subsidiaries because (a) such guarantor subsidiaries (including the New Subsidiaries) have jointly and severally guaranteed the Senior Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis and (c) the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed material to investors.

         The Company sold the assets and FCC licenses of WXLX-AM of New York and WCMQ-AM of Miami for a sales price of $26.0 million on September 29, 1997. On December 2, 1997, the Company consummated the sale of the assets and FCC license of KXMG-AM of Los Angeles for a sales price of $18.0 million, resulting in a gain of $36.9 million.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    December 28, 1997 and December 27, 1998
                                  (Unaudited)

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

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

         The Company's financial results depend on a number of factors, including the strength of the national economy and the local economies served by the Company's stations, total advertising dollars dedicated to the markets served by the Company's stations, advertising dollars targeted to the Hispanic consumers in the markets served by the Company's stations, the Company's stations' audience ratings, the Company's ability to provide popular programming, local market competition from other radio stations and other advertising media, and government regulation and policies.

         Gross revenues derived from radio advertising are affected primarily by the advertising rates the Company's radio stations are able to charge and the number of advertisements that can be broadcast without jeopardizing audience listening levels and the resultant audience ratings. Advertising rates are, in large part, based upon each station's ability to attract audiences in demographic groups targeted by advertisers. Audience level are generally measured by quarterly ARBITRON RADIO MARKET REPORTS. Each of the Company's stations strives to maximize net revenues by actively managing the amount of airtime available for sale and adjusting prices based upon local market conditions and audience ratings.

         As is true of other radio groups, the Company's performance is customarily measured by its ability to generate broadcast cash flow and EBITDA. "Broadcast cash flow" means operating income before depreciation and amortization, write-down of franchise costs and corporate expenses. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, the Company believes that broadcast cash flow and EBITDA are useful in evaluating the Company because such measures are accepted by the broadcasting industry as generally recognized measures of performance and are used by securities industry analysts who publish reports on the performance of broadcasting companies. In addition, the Company has included information concerning EBITDA because it is used by certain investors as a measure of a company's ability to service its debt obligations and it is also the basis for determining compliance with certain covenants in the Indentures and the Certificate of Designation. Broadcast cash flow and EBITDA are not intended to be substitutes for operating income (as determined in accordance with generally accepted accounting principles), or alternatives to cash flow from operating activities (as a measure of liquidity), or alternatives to net income.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED DECEMBER 28, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 27, 1998

         NET REVENUES. Net revenues increased from $18.9 million for the three months ended December 28, 1997 to $24.3 million for the three months ended December 27, 1998, an increase of $5.4 million or 28.6%. The majority of the increase resulted from increases at the Company's New York stations and WLEY-FM in Chicago. The Company's New York stations had strong increases in net revenues particularly from WSKQ-FM which had a significant increase in ratings. Additionally, WLEY-FM benefited from the successful conversion from a "70's" rock format to a Spanish language format.

         OPERATING EXPENSES. Total operating expenses increased from $13.5 million in the three months ended December 28, 1997 to $15.4 million in the three months ended December 27, 1998, an increase of $ 1.9 million or 14.1%. The higher operating expenses were caused by an increase of $1.2 million in broadcasting operating expenses and an increase of $0.8 million in corporate expenses, partially offset by a decrease of $0.1 million in depreciation and amortization.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of KLEY-FM which was acquired in May, 1998 and an advertising campaign related to various stations. The increase in corporate expenses was caused by increased headcount, an increase in salaries and an increase in corporate overhead related to operating more stations at different locations. The decrease in depreciation and amortization was the result of the sale of the AM stations during the fiscal year 1998.

         OPERATING INCOME. Operating income increased from $5.4 million during the three months ended December 28, 1997 to $8.9 million during the three months ended December 28, 1998, an increase of $3.5 million or 64.8%. The increase was due to the increase in net revenues, partially offset by the increase in operating expenses.

         EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, income taxes, depreciation and amortization, gains on sales of radio stations and other income and expenses) increased $3.3 million or 42.3% from $7.8 million during the three months ended December 28, 1997 to $11.1 million during the three months ended December 27, 1998. The increase in EBITDA was caused by the increase in net revenues, partially offset by increases in broadcasting operating expenses and corporate expenses.

         OTHER (INCOME) EXPENSES. The Company's other expenses were $5.3 million during the three months ended December 27, 1998 compared to other income of $31.1 million during the three months ended December 28, 1997. Other income in fiscal 1998 was caused by the gain on the sale of the AM stations. Net interest expense was lower in the three months ended December 27, 1998 due to an increase in interest income and the purchase of Old Notes in the first quarter of fiscal 1998.

         NET INCOME. The Company's net income decreased from $20.3 million for the three months ended December 28, 1997 to $2.0 million for the three months ended December 27, 1998, a decrease of $18.3 million or 90.1%. The decrease was caused by the absence of the gain on the sale of the AM stations, offset by the increased operating income and lower income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

         The Company sold the assets and FCC licenses of WXLX-AM of New York and WCMQ-AM of Miami for a sales price of $26.0 million on September 29, 1997. On December 2, 1997, the Company consummated the sale of the assets and FCC license of KXMG-AM of Los Angeles for a sales price of $18.0 million.

         On December 1, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of WDOY-FM serving Puerto Rico for $8.3 million plus closing costs of $0.1 million. The Company financed this purchase from cash on hand and from operations. In January, 1999 the Company entered into an Asset Purchase Agreement with Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc., to purchase the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WMEG-FM and WEGM-FM serving Puerto Rico for $16.0 million. The purchase is subject to certain closing conditions, including FCC approval. The Company expects this transaction to close during the third fiscal quarter. The Company expects to finance this purchase from cash on hand.

         Cash flow generated from operations was $3.2 million for the three months ended December 27, 1998. A portion of the Company's cash flow was used to make its interest payment on the Company's Notes of $5.9 million. Additionally, the Company purchased WDOY-FM for $8.3 million, plus closing costs of $0.1 million and invested $0.3 million in capital expenditures.

         Cash flow generated from operations was $0.5 million for the three months ended December 28, 1997. A portion of the Company's cash flow was used to make its semiannual interest payment on the Company's Notes of $6.3 million. Additionally, the Company invested $0.7 million in capital expenditures and used $15.0 million to purchse Old Notes. Proceeds from the sales of AM stations were approximately $43.8 million net of closing costs of $0.2 million.

         Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes) for the foreseeable future as well as capital expenditures, operating obligations and the pending acquisitions of WMEG-FM and WEGM-FM. However, significant assumptions (none of which can be assured) underlie this belief, including (i ) the economic conditions within the radio broadcasting market and economic conditions in general will not deteriorate in any material respect, (ii) the Company will be able to successfully implement its business strategy, (iii) the Company will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities, and (iv) no future acquisitions will adversely affect the Company's liquidity. The Company anticipates paying dividends on its Preferred Stock through the issuance of additional shares as permitted under the Preferred Stock Agreement. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity date of June 15, 2002, and no assurances can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in the Company's broadcast and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

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

         In the administrative area, the vast majority of the hardware and software has been purchased over the preceding two years and is Year 2000 compliant. There are no more than 30 computers that may have to be replaced or upgraded. In the programming areas the system in use is year 2000 compliant. Studio equipment, transmitters and other broadcasting equipment are not date sensitive and, consequently do not pose much of a threat although the Company will continue to seek assurances and/or upgrades from all significant vendors.

         The greatest threat to the Company's ability to broadcast is from the utilities upon which the Company is dependent. To date, the Company is not aware of any external vendor with a Y2K issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means for ensuring that third parties will be Y2K ready. The inability of third parties to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external vendors is not determinable. In addition, disruptions in the economy generally resulting from the Y2K issues could also materially adversely affect the Company.

         While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists. The Company is not anticipating having to spend more than $0.1 million to be Year 2000 compliant. It is performing this analysis with its MIS manager, its engineers and its accounting staff. It is anticipated that all assessments and solutions will be in place by May, 1999.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits -

                  No. 1 - Asset Purchase Agreement dated January 8, 1999 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc. (incorporated by reference to Form S-1, post-effective amendment dated January 21, 1999).

         (b)      Reports on Form 8-K

                  No Current Report on Form 8-K was filed by the Company since November 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Spanish Broadcasting System, Inc.,
                            a Delaware Corporation.

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

                            SBS of Greater New York, Inc.

                            Spanish Broadcasting System of Illinois, Inc.

                            Spanish Broadcasting System of
                            Greater Miami, Inc.

                            Spanish Broadcasting System of San Antonio, Inc.

                            Spanish Broadcasting System of Puerto Rico, Inc., a Delaware Corporation

                            Spanish Broadcasting System of Puerto Rico, Inc., a Puerto Rico Corporation.

                            By:           /s/   Joseph A. Garcia
                                -----------------------------------------------
                                              Joseph A. Garcia
                                     EVP and Chief Financial Officer
                                  (principal financial and accounting officer)

Date: February 9, 1999

                                 EXHIBIT INDEX

Exhibits
--------

No. 1    Asset Purchase Agreement dated January 8, 1999 by and between
         Spanish Broadcasting System of Puerto Rico, Inc. and Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc. (incorporated by reference to Form S-1, post-effective amendment dated January 21,
         1999).

    27   Financial Data Schedule (for SEC use only)