Form 10-Q
period 1999-03-28
SPANISH BROADCASTING SYSTEM INC
filed 1999-05-12
CIK 927720

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1999

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

                       ( x )  YES            (   )  NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of May 11, 1999: 606,668 shares of Class A Common Stock.

===============================================================================

                        TABLE OF ADDITIONAL REGISTRANTS


                                                                                Primary
                                                                                Standard
                                                              State or Other    Industrial       I.R.S. Employer
                                                              Jurisdiction of   Classification   Identification
                                                              Incorporation     Number           Number
                                                              ----------------  ---------------  ---------------

Spanish Broadcasting System, Inc. .........................   New Jersey        4832             13-3181941
Spanish Broadcasting System of California, Inc. ...........   California        4832             92-3952357
Spanish Broadcasting System of Florida, Inc. ..............   Florida           4832             58-1700848
Alarcon Holdings, Inc. ....................................   New York          6512             13-3475833
Spanish Broadcasting System Network, Inc. .................   New York          4899             13-3511101
SBS Promotions, Inc. ......................................   New York          7999             13-3456128
SBS of Greater New York, Inc. .............................   New York          4832             13-3888732
Spanish Broadcasting System of Illinois, Inc. .............   Delaware          4832             36-4174296
Spanish Broadcasting System of Greater Miami, Inc. ........   Delaware          4832             65-0774450
Spanish Broadcasting System of San Antonio, Inc. ..........   Delaware          4832             65-0820776
Spanish Broadcasting System of Puerto Rico, Inc. ..........   Delaware          4832             52-2139546
Spanish Broadcasting System of Puerto Rico, Inc. ..........   Puerto Rico       4832             66-0564244

                       SPANISH BROADCASTING SYSTEM, INC.

                                     INDEX


                                                                                      Page
                                                                                     Number
                                                                                     ------

Part I    Financial Information

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets as of September 27, 1998 and
          March 28, 1999 (unaudited)                                                     3

          Condensed Consolidated Statements of Operations for the three months ended and six months ended March 29, 1998 and March 28, 1999
          (unaudited)                                                                    4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended March 29, 1998 (unaudited) and
          March 28, 1999 (unaudited)                                                     5

          Notes to Condensed Consolidated Financial Statements (unaudited)               6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                      8

Item 3    Quantitative and Qualitative Disclosure About Market Risk                     13

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

               SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   SEPTEMBER 27, 1998       MARCH 28, 1999
                    ASSETS                                                                                    (UNAUDITED)

CURRENT ASSETS :

CASH AND CASH EQUIVALENTS                                                             $ 37,642,227            $ 36,736,179
RECEIVABLES:
   TRADE                                                                                20,777,151              19,737,141
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                  4,245,502               4,092,333
                                                                                   ---------------------------------------
     NET RECEIVABLES - TRADE                                                            16,531,649              15,644,808
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL  ACCOUNTS OF
       $ 3,524,558 AT SEPT. 27,1998 AND $4,316,672 AT MAR. 28,1999)                         58,193                  26,617
                                                                                   ---------------------------------------
               NET RECEIVABLES                                                          16,589,842              15,671,425
OTHER CURRENT ASSETS                                                                     1,822,584               1,376,301
                                                                                   ---------------------------------------
     TOTAL CURRENT ASSETS                                                               56,054,653              53,783,905

PROPERTY AND EQUIPMENT, NET                                                             14,942,933              15,167,609
FRANCHISE COSTS, NET                                                                   272,261,440             276,704,783
DUE FROM RELATED PARTY                                                                     289,869                 289,869
DEFERRED FINANCING COSTS, NET                                                            7,275,980               6,455,550
OTHER ASSETS                                                                               209,301                 178,336
                                                                                   ---------------------------------------
                                                                                      $351,034,176            $352,580,052
                                                                                   =======================================


       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES :

CURRENT PORTION OF LONG TERM DEBT                                                          $47,496                 $47,765
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                    8,451,760               7,522,717
ACCRUED INTEREST                                                                         3,941,088               3,941,088
UNEARNED REVENUE                                                                         2,141,456               2,530,524
DIVIDENDS PAYABLE                                                                        1,124,360               1,299,814
                                                                                      ------------------------------------
     TOTAL CURRENT LIABILITIES                                                          15,706,160              15,341,908
12.5% SENIOR UNSECURED NOTES,NET OF UNAMORTIZED DISCOUNT                                91,668,465              91,965,213
11% SENIOR SECURED NOTES                                                                75,000,000              75,000,000
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                               4,410,505               4,540,447
DEFERRED INCOME TAXES PAYABLE                                                            9,074,596               9,184,377
14.25% SENIOR EXCHANGEABLE PREFERRED STOCK,
      $.01 PAR VALUE. AUTHORIZED 413,930 SHARES; ISSUED
      AND OUTSTANDING 229,477 SHARES                                                   201,367,927             218,080,696
STOCKHOLDERS' DEFICIENCY:
   CLASS A COMMON STOCK, $.01 PAR VALUE. AUTHORIZED
     5,000,000 SHARES; ISSUED AND OUTSTANDING 606,668 SHARES                                 6,066                   6,066
   ADDITIONAL PAID IN CAPITAL                                                            6,864,301               6,864,301
   ACCUMULATED DEFICIT                                                                 (50,604,436)            (65,943,548)
                                                                                      ------------------------------------
                                                                                       (43,734,069)            (59,073,181)
   LESS: LOANS RECEIVABLE FROM STOCKHOLDERS                                             (2,459,408)             (2,459,408)
                                                                                      ------------------------------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                                    (46,193,477)            (61,532,589)
                                                                                      ------------------------------------
                                                                                      $351,034,176            $352,580,052
                                                                                      ====================================


                           SEE ACCOMPANYING NOTES TO
            UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                 MARCH 29, 1998       MARCH 28, 1999       MARCH 29, 1998     MARCH 28, 1999

GROSS BROADCASTING REVENUES                         $16,623,267          $21,457,906          $38,211,189        $49,181,124
   LESS: AGENCY COMMISSIONS                           1,964,379            2,631,542            4,611,472          6,084,946
                                                ----------------------------------------------------------------------------

      NET BROADCASTING REVENUES                      14,658,888           18,826,364           33,599,717         43,096,178
                                                ----------------------------------------------------------------------------


OPERATING EXPENSES
    ENGINEERING                                         384,830              476,825              880,872          1,013,527
    PROGRAMMING                                       2,230,824            2,312,521            4,076,834          4,812,147
    SELLING                                           3,594,644            4,590,486            8,219,002         10,513,939
    GENERAL AND ADMINISTRATIVE                        2,752,530            2,500,116            5,600,934          4,575,649
    CORPORATE EXPENSES                                1,694,222            2,249,272            3,003,529          4,334,310
    DEPRECIATION & AMORTIZATION                       2,277,732            2,379,647            4,652,050          4,667,670
                                                ----------------------------------------------------------------------------
                                                     12,934,782           14,508,867           26,433,221         29,917,242
                                                ----------------------------------------------------------------------------

       OPERATING INCOME                               1,724,106            4,317,497            7,166,496         13,178,936

OTHER (INCOME) EXPENSES :
    GAIN ON SALE OF AM STATIONS                         504,025                  (25)         (36,364,416)               (25)
    INTEREST EXPENSE, NET                             4,816,618            5,216,805           10,608,076         10,443,804
    OTHER, NET                                          -                     49,853                  --              63,553
                                                ----------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                           (3,596,537)            (949,136)          32,922,836          2,671,604
INCOME TAX EXPENSE (BENEFIT)                         (1,438,615)            (474,013)          13,169,134          1,121,594
                                                ----------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              (2,157,922)            (475,123)          19,753,702          1,550,010

EXTRAORDINARY ITEM, NET OF INCOME TAXES                      --                   --           (1,612,723)                --
                                                ----------------------------------------------------------------------------

NET INCOME(LOSS )                                    (2,157,922)            (475,123)          18,140,979          1,550,010

ACCUMULATED DEFICIT AT
     BEGINNING OF PERIOD                            (22,079,230)         (57,017,357)         (35,119,184)       (50,604,436)
DIVIDENDS ON PREFERRED STOCK                         (6,731,205)          (7,724,564)         (13,382,634)       (15,442,400)
ACCRETION OF PREFERRED STOCK                           (616,207)            (726,504)          (1,223,725)        (1,446,722)
DIVIDENDS ON COMMON STOCK                            (3,398,858)                  --           (3,398,858)                --
                                                ----------------------------------------------------------------------------

ACCUMULATED DEFICIT AT
     END OF PERIOD                                  (34,983,422)         (65,943,548)         (34,983,422)       (65,943,548)
                                                ============================================================================


                           SEE ACCOMPANYING NOTES TO
            UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 29, 1998 AND MARCH 28, 1999
                                  (UNAUDITED)


                                                                                     1998               1999
                                                                                 ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET  INCOME                                                                     $18,140,979         $1,550,010
                                                                                 ------------------------------

   ADJUSTMENTS TO RECONCILE NET  INCOME  TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
      LOSS ON EXTINGUISHMENT OF DEBT                                               2,687,872                 --
      GAIN ON SALE OF AM STATIONS                                                (36,364,416)                --
      DEPRECIATION AND AMORTIZATION                                                4,652,050          4,667,670
      CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES                                3,208,738            638,945
      AMORTIZATION OF DEBT DISCOUNT                                                  329,375            296,748
      AMORTIZATION OF DEFERRED FINANCING COSTS                                       686,708            820,430
      ACCRETION OF INTEREST TO PRINCIPAL ON OTHER LONG-TERM DEBT                     153,600            153,600
      DEFERRED INCOME TAXES                                                       11,271,541            109,781
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        DECREASE IN RECEIVABLES                                                      111,998            279,472
        DECREASE IN OTHER CURRENT ASSETS                                             636,648            446,280
        (INCREASE) DECREASE IN OTHER ASSETS                                         (199,963)            30,965
        INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 576,210           (929,043)
        DECREASE IN ACCRUED INTEREST                                                (595,538)                 0
        (DECREASE) INCREASE IN UNEARNED REVENUE                                     (127,176)           389,068
                                                                                 ------------------------------
                              TOTAL ADJUSTMENTS                                  (12,972,353)         6,903,916
                                                                                 ------------------------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                5,168,626          8,453,926
                                                                                 ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 PROCEEDS FROM SALE OF  AM  STATIONS, NET OF CLOSING COSTS                        43,283,323                 --
 ACQUISITIONS OF RADIO STATIONS                                                           --         (8,392,814)
 ADDITIONS TO PROPERTY AND EQUIPMENT                                              (1,132,410)          (943,771)
                                                                                 ------------------------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     42,150,913         (9,336,585)
                                                                                 ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

PAYMENT OF DIVIDENDS                                                              (3,398,858)
PURCHASE OF SENIOR SECURED NOTES                                                 (15,000,055)                --
DECREASE IN LOANS RECEIVABLE FROM STOCKHOLDERS                                     1,065,058
REPAYMENTS OF DEBT                                                                   (10,286)           (23,389)
                                                                                 ------------------------------

          NET CASH USED IN FINANCING ACTIVITIES                                  (17,344,141)           (23,389)
                                                                                 ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              29,975,398           (906,048)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  12,287,764         37,642,227
                                                                                 ------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $42,263,162        $36,736,179
                                                                                 ==============================
SUPPLEMENTAL CASH FLOW INFORMATION:
      INTEREST PAID                                                              $10,686,515        $10,049,820
                                                                                 ==============================

      INCOME TAXES PAID                                                          $   197,235        $   889,938
                                                                                 ==============================



                           SEE ACCOMPANYING NOTES TO
            UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 29, 1998 AND MARCH 28, 1999

                                  (UNAUDITED)



(1) BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended March 29, 1998 and March 28, 1999 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 27, 1998 included in the Company's 1998 Form 10K.

         In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended March 28, 1999 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS, DISPOSITIONS AND FINANCINGS

         On December 1, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of WDOY-FM serving Puerto Rico for $8.3 million, plus closing costs of $0.1 million. The Company financed this purchase from cash on hand and from operations. In January, 1999 the Company entered into an Asset Purchase Agreement with Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc., to purchase the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WMEG-FM and WEGM-FM serving Puerto Rico for $16.0 million. The purchase is subject to certain closing conditions, including FCC approval. The Company expects this transaction to close during the third fiscal quarter and expects to finance this purchase from cash on hand. The results of WDOY-FM and KLEY-FM, which was purchased in fiscal 1998, do not meet the significance test for pro-forma presentation and, consequently, no pro-forma results have been included.

         On April 26, 1999, the Company purchased eighty percent of the issued and outstanding capital stock of Ju-Ju Media, Inc. for $3.0 million, consisting of cash of $2.0 million and a promissory note for $1.0 million. Ju-Ju Media, Inc. is a company which is a content provider for the Latin music community, on-line.

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

         The Company sold the assets and FCC licenses of WXLX-AM of New York and WCMQ-AM of Miami for a sales price of $26.0 million on September 29, 1997. On December 2, 1997, the Company consummated the sale of the assets and FCC license of KXMG-AM of Los Angeles for a sales price of $18.0 million, resulting in a gain on all three stations of $36.4 million.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                       MARCH 29, 1998 AND MARCH 28, 1999
                                  (UNAUDITED)



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

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

         The Company's financial results depend on a number of factors, including the strength of the national economy and the local economies served by the Company's stations, total advertising dollars dedicated to the markets served by the Company's stations, advertising dollars targeted to the Hispanic consumers in the markets served by the Company's stations, the Company's stations' audience ratings, the Company's ability to provide popular programming, local market competition from other radio stations and other advertising media, and government regulations and policies.

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

RESULTS OF OPERATIONS

         Three Months Ended March 29, 1998 Compared to the Three Months Ended March 28, 1999

         Net Revenues. Net revenues increased from $14.7 million for the three months ended March 29, 1998 to $18.8 million for the three months ended March 28, 1999, an increase of $4.1 million or 27.9%. All of the markets in which the Company operates stations experienced strong increases in net revenues with the greatest increase being in the New York market. The Company's stations continued to benefit from high ratings, a robust economy and successful sales efforts related to attracting advertisers to Spanish radio. The Company's revenues also increased due to the purchases of KLEY-FM in San Antonio and WDOY-FM in Puerto Rico.

         Operating Expenses. Total operating expenses increased from $12.9 million in the three months ended March 29, 1998 to $14.5 million in the three months ended March 28, 1999, an increase of $1.6 million or 12.4%. The higher operating expenses were caused by an increase of $0.9 million in broadcasting operating expenses, an increase of $0.6 million in corporate expenses, and an increase of $0.1 million in depreciation and amortization.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of KLEY-FM which was acquired in May, 1998 and WDOY-FM which was purchased in December 1998 as well as an increase in programming salaries for the Los Angeles station. The increase in corporate expenses was caused by an increase in the number of employees, increased travel expenses related to acquisitions and a performance bonus related to increases in net revenues and profits. The increase in depreciation and amortization was due to the franchise costs resulting from the purchases of KLEY-FM and WDOY-FM.

         Operating Income. Operating income increased from $1.7 million during the three months ended March 29, 1998 to $4.3 million during the three months ended March 28, 1999, an increase of $2.6 million or 152.9%. The increase was due to the increase in net revenues, partially offset by the increase in operating expenses.

         EBITDA. EBITDA (defined as income before extraordinary item, net interest expense, income taxes, depreciation and amortization, gains on sales of radio stations and other income and expenses) increased $2.7 million or 67.5% from $4.0 million during the three months ended March 29, 1998 to $6.7 million during the three months ended March 28, 1999. The increase in EBITDA was caused by the increase in net revenues, partially offset by increases in broadcasting operating expenses and corporate expenses.

         Other (Income) Expenses. The Company's other expenses were $5.3 million during the three months ended March 29, 1998 compared to other expenses of $5.3 million during the three months ended March 28, 1999.

         Net Loss. The Company's net loss decreased from $2.2 million for the three months ended March 29, 1998 to $0.5 million for the three months ended March 28, 1999, a decrease of $1.7 million or 77.3%. The decrease was caused by the increase in operating income, partially offset by a decrease in the income tax benefit.

RESULTS OF OPERATIONS

         Six Months Ended March 29, 1998 Compared to the Six Months Ended March 28, 1999

         Net Revenues. Net revenues increased from $33.6 million for the six months ended March 29, 1998 to $43.1 million for the six months ended March 28, 1999, an increase of $9.5 million or 28.3%. All of the markets in which the Company operates stations experienced strong increases in net revenues with the greatest increase being in the New York market. The Company's stations continued to benefit from high ratings, a robust economy and successful sales efforts related to attracting advertisers to Spanish radio. The Company's revenues also increased due to the purchases of KLEY-FM in San Antonio and WDOY-FM in Puerto Rico.

         Operating Expenses. Total operating expenses increased from $26.4 million in the six months ended March 29, 1998 to $29.9 million in the six months ended March 28, 1999, an increase of $3.5 million or 13.3%. The higher operating expenses were caused by an increase of $2.2 million in broadcasting operating expenses and an increase of $1.3 million in corporate expenses.

         The increase in broadcasting operating expenses was caused mainly by the inclusion of the results of KLEY-FM which was acquired in May, 1998 and WDOY-FM which was purchased in December 1998 as well as an advertising campaign related to various stations. The increase in corporate expenses was caused by an increase in the number of employees, increased salaries, a performance bonus related to increases in net revenues and profits and increased travel expenses related to acquisitions.

         Operating Income. Operating income increased from $7.2 million during the six months ended March 29, 1998 to $13.2 million during the six months ended March 28, 1999, an increase of $6.0 million or 83.3%. The increase was due to the increase in net revenues, partially offset by the increase in operating expenses.

         EBITDA. EBITDA increased $6.0 million or 50.8% from $11.8 million during the six months ended March 29, 1998 to $17.8 million during the six months ended March 28, 1999. The increase in EBITDA was caused by the increase in net revenues, partially offset by increases in broadcasting operating expenses and corporate expenses.

         Other (Income) Expenses. The Company's other income was $25.8 million during the six months ended March 29, 1998 compared to other expenses of $10.5 million during the six months ended March 28, 1999. Other income in fiscal 1998 was caused by the gain on the sale of certain AM stations of $36.4 million, partially offset by interest expense, net of $10.6 million. The net interest expense for the six months ended March 28, 1999 was $10.4 million which is lower than the six months ended March 29, 1998 due to the purchase of Old Notes in the first quarter of fiscal 1998.

         Net Income. The Company's net income decreased from $18.1 million for the six months ended March 29, 1998 to $1.6 million for the six months ended March 28, 1999, a decrease of $16.5 million or 91.2 %. The decrease was caused by the absence of the gain on the sale of the AM stations, offset by the increased operating income and lower income taxes for the period ended March 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from its debt service obligations, preferred stock dividend requirements, funding of the Company's working capital needs and capital expenditures. The Company's primary form of financing is cash generated from operations, long-term indebtedness and the issuance of preferred stock.

         The Company sold the assets and FCC licenses of WXLX-AM of New York and WCMQ-AM of Miami for a sales price of $26.0 million on September 29, 1997. On December 2, 1997, the Company consummated the sale of the assets and FCC license of KXMG-AM of Los Angeles for a sales price of $18.0 million. The total gain on all three stations was $36.4 million.

         On December 1, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of WDOY-FM serving Puerto Rico for $8.3 million plus closing costs of $0.1 million. The Company financed this purchase from cash on hand and from operations. In January, 1999 the Company entered into an Asset Purchase Agreement with Guayama Broadcasting Company, Inc..and LaMega Estacion, Inc., to purchase the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WMEG-FM and WEGM-FM serving Puerto Rico for $16.0 million. The purchase is subject to certain closing conditions, including FCC approval. The Company expects this transaction to close during the third fiscal quarter and expects to finance this purchase from cash on hand.

         Cash flow generated from operations was $8.5 million for the six months ended March 28, 1999. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's Notes of $10.0 million. Additionally, the Company purchased WDOY-FM for $8.3 million, plus closing costs of $0.1 million and invested $1.0 million in capital expenditures, including $0.6 million related to improvements and furniture for its corporate location.

         Cash flow generated from operations was $5.2 for the six months ended March 29, 1998. A portion of the Company's cash flow was used to make its semiannual interest payments on the Company's Notes of $10.0 million. Additionally, the Company invested $1.1 million in capital expenditures and used $15.0 million to purchase Old Notes. Proceeds from the sales of WXLX-AM, WCMQ-AM and KXMG-AM were approximately $43.3 net of closing costs of $0.7 million.

         Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit the Company to meet required significant cash interest obligations (which will consist of cash interest expense on the Senior Notes and cash interest expense on the Company's Old Notes) for the foreseeable future as well as capital expenditures, operating obligations and the pending acquisitions of WMEG-FM, WEGM-FM and 80% of the issued and outstanding capital stock of Ju-Ju Media Inc., which was purchased on April 26, 1999. However, significant assumptions (none of which can be assured) underlie this belief, including (i ) the economic conditions within the radio broadcasting market and economic conditions in general will not deteriorate in any material respect, (ii) the Company will be able to successfully implement its business strategy, (iii) the Company will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities, and (iv) no future acquisitions will adversely affect the Company's liquidity. The Company anticipates paying dividends on its Preferred Stock through the issuance of additional shares as permitted under the Preferred Stock Agreement. The Company expects that it may be required to refinance the Old Notes on or prior to their maturity date of June 15, 2002, and no assurances can be given that it will not be required to refinance the Senior Notes and/or the Senior Preferred Stock. No assurance can be given that any such refinancing, if required, will be obtained on terms satisfactory to the Company, if at all.

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

         The Company has performed a preliminary analysis of potential problems related to the "Y2K" issue. Internally, the Company bears some risks in the following areas: computer hardware and software for its accounting and administrative functions, computer-controlled programming of music and the actual transmission of its signals. Externally, the Company is at risk, like most companies, of losing power and phone lines.

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

         The Company will have one of its engineers and its M.I.S. manager visit each location and report back to upper management on definite problems and solutions. The New York and Miami markets have been analyzed and the Company has spent less than $0.1 million to upgrade/replace non-compliant systems and equipment. Visits to all locations will occur by June, 1999 with remedies to quickly follow.

         The greatest threat to the Company's ability to broadcast is from the utilities upon which the Company is dependent. To date, the Company is not aware of any external vendor with a Y2K issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means for ensuring that third parties will be Y2K ready. The inability of third parties to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external vendors is not determinable. In addition, disruptions in the economy, resulting from the Y2K issues could also materially and adversely affect the Company.

         While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exits. The Company is not anticipating having to spend more than $0.1 million to be Year 2000 compliant. It is performing this analysis with its MIS manager, its engineers and its accounting staff. It is anticipated that all assessments and solutions will be in place by the fourth quarter of fiscal year 1999.

              SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have significant market risk exposure since it does not have any outstanding variable rate debt or derivative financial and commodity instruments as of March 28, 1999.

     The Company is not subject to currency fluctuations since it does not have any international operations.

                          PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits -

         None

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

                         Spanish Broadcasting System of
                         Greater Miami, Inc.

                         Spanish Broadcasting System of San Antonio, Inc.

                         Spanish Broadcasting System of Puerto Rico, Inc., a Delaware Corporation

                         Spanish Broadcasting System of Puerto Rico, Inc., a Puerto Rico Corporation.



                         By:           /s/ Joseph A. Garcia
                            ---------------------------------------------------
                                           Joseph A. Garcia
                                       EVP and Chief Financial Officer
                                (principal financial and accounting officer)





Date: May 11, 1999

                                 EXHIBIT INDEX


EXHIBITS

No. 27   Financial Data Schedule (for SEC use only)