Form 10-Q
period 1999-06-27
SPANISH BROADCASTING SYSTEM INC
filed 1999-08-11
CIK 927720

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

                     ( x )  YES                (   )  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.01 per share, outstanding as of August 11, 1999: 788,971 shares of Class A Common Stock.

================================================================================

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                          Primary
                                                                          Standard          I.R.S.
                                                     State or Other       Industrial        Employer
                                                     Jurisdiction of      Classification    Identification
                                                     Incorporation        Number            Number
                                                     ---------------      --------------    --------------
Spanish Broadcasting System, Inc.                    New Jersey           4832              13-3181941
Spanish Broadcasting System of California, Inc.      California           4832              92-3952357
Spanish Broadcasting System of Florida, Inc.         Florida              4832              58-1700848
Alarcon Holdings, Inc.                               New York             6512              13-3475833
Spanish Broadcasting System Network, Inc.            New York             4899              13-3511101
SBS Promotions, Inc.                                 New York             7999              13-3456128
SBS of Greater New York, Inc.                        New York             4832              13-3888732
Spanish Broadcasting System of Illinois, Inc.        Delaware             4832              36-4174296
Spanish Broadcasting System of Greater Miami, Inc.   Delaware             4832              65-0774450
Spanish Broadcasting System of San Antonio, Inc.     Delaware             4832              65-0820776
Spanish Broadcasting System of Puerto Rico, Inc.     Delaware             4832              52-2139546
Spanish Broadcasting System of Puerto Rico, Inc.     Puerto Rico          4832              66-0564244
Ju Ju Media, Inc.                                    New York             4832              13-3988159

                        SPANISH BROADCASTING SYSTEM, INC.
                                      INDEX


Part I.  Financial Information .......................................................  3

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 27, 1998
         and June 27, 1999 ...........................................................  3

         Condensed Consolidated Statements of Operations for the three months ended and nine months ended June 28, 1998 and June 27, 1999..................  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 1998 and June 27, 1999 .......................................  5

         Notes to Condensed Consolidated Financial Statements.........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. ..................................................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. ................. 12

Part II. Other Information ........................................................... 13

Item 6.  Exhibits and Reports on Form 8-K ............................................ 13

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 1998 AND JUNE 27, 1999

                                                                               SEPTEMBER 27,        JUNE 27,
                                                                                   1998               1999
                                                                               -------------      -------------
                                                                                                   (UNAUDITED)
                                ASSETS

Current assets:
  Cash and cash equivalents ..............................................     $  37,642,227      $  20,895,220
  Net receivables ........................................................        16,589,842         20,491,131
  Other current assets ...................................................         1,822,584          2,675,530
                                                                               -------------      -------------
      Total current assets ...............................................        56,054,653         44,061,881
Property and equipment, net ..............................................        14,942,933         14,838,400
Intangible assets, net of accumulated amortization of $27,563,051
  in 1998 and $33,347,195 in 1999 (unaudited) ............................       272,261,440        293,656,711
Deferred financing costs, net of accumulated amortization of
  $4,257,074 in 1998 and 5,377,349 in 1999 (unaudited) ...................         7,275,980          6,064,968
Due from related party ...................................................           289,869            289,869
Deferred offering costs ..................................................              --              403,334
Other assets .............................................................           209,301            185,666
                                                                               -------------      -------------
                                                                               $ 351,034,176      $ 359,500,829
                                                                               =============      =============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of other long-term debt ................................     $      47,496      $   1,049,791
  Accounts payable .......................................................         2,612,952          1,195,949
  Accrued expenses .......................................................         5,838,808          7,339,362
  Accrued interest .......................................................         3,941,088          3,069,431
  Deferred commitment fees ...............................................         2,141,456          2,533,310
  Dividends payable ......................................................         1,124,360          9,640,271
                                                                               -------------      -------------
      Total current liabilities ..........................................        15,706,160         24,828,114
12 1/2% Senior unsecured notes due 2002, net of unamortized discount of
  $2,224,535 in 1998 and $1,779,173 in 1999 (unaudited) ..................        91,668,465         92,113,827
11% Senior secured notes due 2004 ........................................        75,000,000         75,000,000
Other long-term debt, less current portion ...............................         4,410,505          4,603,251
Deferred income taxes ....................................................         9,074,596         12,002,078
Redeemable Preferred Stock:
  14 1/4% Senior Exchangeable Preferred Stock, $.01 par value.  Authorized
  413,930 shares, issued and outstanding 214,260 shares (liquidation value $214,260,000) in 1998 and 229,526 shares (liquidation value
  $229,526,000) in 1999 (unaudited) ......................................       201,367,927        218,850,691
Stockholders' deficiency:
  Class A Common Stock, $.01 par value.  Authorized 5,000,000 shares;
  issued and outstanding 606,668 in 1998 and 788,971 in 1999 (unaudited) .             6,066              7,889
  Class B Common Stock, $.01 par value.  Authorized 200,000 shares;
  issued and  outstanding -0- in 1998 and -0- in 1999 ....................              --                 --
  Additional paid-in capital .............................................         6,864,301          6,865,297
  Accumulated deficit ....................................................       (50,604,436)       (72,310,910)
                                                                               -------------      -------------
                                                                                 (43,734,069)       (65,437,724)
Less loans receivable from stockholders ..................................        (2,459,408)        (2,459,408)
                                                                               -------------      -------------
      Total stockholders' deficiency .....................................       (46,193,477)       (67,897,132)
Commitments and contingencies ............................................              --                 --
                                                                               -------------      -------------
                                                                               $ 351,034,176      $ 359,500,829
                                                                               =============      =============

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND ACCUMULATED DEFICIT
                                   (unaudited)
                             Three Months Ended and
                        Nine Months Ended June 28, 1998
                               and June 27, 1999


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                       JUNE 28, 1998     JUNE 27, 1999     JUNE 28, 1998     JUNE 27, 1999
                                                       -------------     -------------     -------------     -------------
Gross revenues ...................................     $ 23,887,651      $ 31,256,172      $ 62,098,840      $ 80,437,296
Less agency commissions ..........................        2,896,757         3,997,395         7,508,229        10,082,341
                                                       ------------      ------------      ------------      ------------
        Net revenues .............................       20,990,894        27,258,777        54,590,611        70,354,955
                                                       ------------      ------------      ------------      ------------

Operating expenses:
  Engineering ....................................          499,784           534,377         1,380,656         1,547,904
  Programming ....................................        1,919,274         2,623,607         5,996,108         7,435,754
  Selling ........................................        4,889,604         5,541,856        13,108,606        16,055,795
  General and administrative .....................        2,210,877         2,166,675         7,811,811         6,742,324
  Corporate expenses .............................        2,118,768         3,324,146         5,122,297         7,658,456
  Depreciation and amortization ..................        2,214,911         2,554,903         6,866,961         7,222,573
                                                       ------------      ------------      ------------      ------------
                                                         13,853,218        16,745,564        40,286,439        46,662,806
                                                       ------------      ------------      ------------      ------------
        Operating income .........................        7,137,676        10,513,213        14,304,172        23,692,149

Other income (expense):
  Interest expense, net ..........................       (5,394,375)       (5,291,746)      (16,002,451)      (15,735,550)
  Other, net .....................................             --            (421,490)             --            (485,018)
  Gain on sale of AM stations ....................         (117,469)             --          36,246,947              --
                                                       ------------      ------------      ------------      ------------
  Income (loss) before income taxes and
    extraordinary item ...........................        1,625,832         4,799,977        34,548,668         7,471,581

Income tax expense (benefit) .....................          650,333         2,055,888        13,819,467         3,177,482
                                                       ------------      ------------      ------------      ------------
Income (loss) before extraordinary item ..........          975,499         2,744,089        20,729,201         4,294,099
Extraordinary item-loss on extinguishment of debt,
  net of income taxes of $1,075,149 in 1998  .....             --                --          (1,612,723)             --
                                                       ------------      ------------      ------------      ------------
                           Net income (loss) .....     $    975,499      $  2,744,089      $ 19,116,478      $  4,294,099
                                                       ------------      ------------      ------------      ------------
Accumulated deficit at beginning of period........      (34,983,422)      (65,943,548)      (35,119,184)      (50,604,436)

Dividend on preferred stock.......................       (7,125,342)       (8,333,720)      (20,507,976)      (23,776,120)

Accretion of preferred stock......................         (659,652)         (777,731)       (1,883,377)       (2,224,453)

Dividends on common stock.........................         (599,798)             --          (3,998,656)              --
                                                       -------------      ------------     ------------      ------------
Accumulated deficit at end of period..............    ($ 42,392,715)     ($ 72,310,910)   ($ 42,392,715)    ($ 72,310,910)
                                                       ============       ============     ============      ============

















                  See Accompanying Notes to Unaudited Condensed
                       Consolidated Financial Statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended June 28, 1998 and June 27, 1999
                                   (unaudited)

                                                                          JUNE 28, 1998       JUNE 27, 1999
                                                                          -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................        $ 19,116,478         $  4,294,099
                                                                          ------------         ------------
Adjustments to reconcile net income to net cash provided by
 operating activities:
Loss on extinguishment of debt ...................................           2,687,872                   --
Gain on sale of radio stations ...................................         (36,246,947)                  --
Depreciation and amortization ....................................           6,866,961            7,222,573
Change in provision for losses on receivables ....................           2,779,443           (1,739,373)
Amortization of debt discount ....................................             477,029              445,362
Write down of fixed assets .................................                        --              451,048
Amortization of deferred financing costs .........................           1,013,387            1,211,012
Interest added to face amount of note payable ....................             230,400              230,400
Deferred income taxes ............................................          11,245,578            2,927,482
Changes in operating assets and liabilities:
  Increase in receivables ........................................          (3,493,803)          (2,161,916)
  Increase in other current assets ...............................            (973,270)            (852,946)
  Decrease in other assets .......................................              72,724               23,635
  Increase in accounts payable and accrued expenses ..............           2,443,677               83,551
  Decrease in accrued interest ...................................          (1,467,195)            (871,656)
  Increase in unearned revenue ...................................             254,610              391,854
                                                                          ------------         ------------
        Total adjustments ........................................         (14,109,534)           7,361,026
                                                                          ------------         ------------
Net cash provided by operating activities ........................           5,006,944           11,655,125
                                                                          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of radio stations, net of closing costs .......          43,165,854                   --
Acquisitions of radio stations ...................................          (9,327,713)         (26,280,067)
Additions to property and equipment ..............................          (1,290,128)          (1,684,292)
                                                                          ------------         ------------
  Net cash (used in) provided by investing activities ............          32,548,013          (27,964,359)
                                                                          ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of Warrants .............................................                  --                2,819
Dividends on Common Stock ........................................          (2,676,348)                  --
Increase in Deferred Offering Costs ..............................                  --             (403,334)
Purchase of Senior Secured Notes .................................         (15,000,055)                  --
Repayments of debt, including accrued interest ...................             (47,089)             (37,258)
Decrease (increase) in loans receivables from stockholders .......              14,827                   --
                                                                          ------------         ------------
     Net cash provided by (used in) financing activities .........         (17,708,665)            (437,773)
                                                                          ------------         ------------
Net increase in cash and cash equivalents ........................          19,846,292          (16,747,007)
Cash and cash equivalents at the beginning period ................          12,287,764           37,642,227
                                                                          ------------         ------------
Cash and cash equivalents at the end of period ...................        $ 32,134,056         $ 20,895,220
                                                                          ============         ============
Cash paid for:
     Interest ....................................................        $ 15,913,831         $ 15,861,624
                                                                          ============         ============
     Income taxes ................................................        $  1,693,335         $  1,253,915
                                                                          ============         ============

                  See Accompanying Notes to Unaudited Condensed
                       Consolidated Financial Statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         June 28, 1998 and June 27, 1999
                                   (unaudited)

                             (Dollars in Thousands)

(1) BASIS OF PRESENTATION

                  The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended June 28, 1998 and June 27, 1999 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 27, 1998 included in the Company's 1998 Form 10K.

                  In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended June 27, 1999 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS

                  On December 1, 1998, the Company acquired from Pan Caribbean Broadcasting Corporation the FCC broadcast license and substantially all of the assets of WDOY-FM in Puerto Rico for $8.3 million. The acquisition of WDOY-FM was financed from cash on hand and cash from operations.

                  On April 30, 1999, the Company acquired the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WMEG-FM and WEGM-FM, in Puerto Rico for $16.0 million. The Company financed this purchase from cash on hand and cash from operations.

                  As a result of these acquisitions, the Company has completed the transfer of certain assets to its newly formed subsidiaries, Spanish Broadcasting System of Puerto Rico Inc. (Del.) and Spanish Broadcasting System of Puerto Rico Inc. (Puerto Rico) (together, the "New Subsidiaries"). The Company has not included separate financial statements for its subsidiaries because (a) such subsidiaries (including the New Subsidiaries) have jointly and severally guaranteed our senior notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis and (c) the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed material to investors.

                  On April 26, 1999, the company acquired eighty percent of the issued and outstanding capital stock of Ju-Ju Media, Inc., the owner and operator of LaMusica.com, an Internet web site and "portal" targeting the U.S. Hispanic market, for $2.0 million in cash and the issuance of a promissory note for $1.0 million. Our results include the operations of these stations and Ju Ju Media, Inc. from the date of their respective acquisitions.

ITEM 2. SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 28,
1998

              Net Revenues. Our net revenues were $27.3 million for the three months ended June 27, 1999, compared to $21.0 million for the three months ended June 28, 1998, an increase of $6.3 million or 30.0%. The increase in net revenues was mostly attributable to the New York, Los Angeles and Chicago market stations where our net revenues increased 26.6%, 27.5% and 27.3%, respectively, due to high ratings and increased advertising rates. All of the markets in which we operate stations experienced strong increases in net revenues.

              Station Operating Expenses. Total station operating expenses were $10.9 million for the three months ended June 27, 1999, compared to $9.5 million for the three months ended June 28, 1998, an increase of $1.4 million or 14.7%. The higher station operating expenses were caused mainly by the inclusion of the results of the recent acquisitions in San Antonio and Puerto Rico as well as of Ju Ju Media, accounting for $1.3 million (92.9%) of the increase in station operating expenses. To a lesser extent, on a same station basis, we experienced a 1.0% increase in operating expenses partially due to music license fees associated with higher sales, increased programming salaries and performance bonuses related to the New York market. This increase in operating expenses was offset by improved collections.

              Broadcast Cash Flow. Broadcast cash flow was $16.4 million for the three months ended June 27, 1999, compared to $11.5 million for the three months ended June 28, 1998, an increase of $4.9 million or 42.6%. This increase was attributable to continued strong revenue growth and effective management of operating expenses. Our broadcast cash flow margin increased to 60.1% for the three months ended June 27, 1999 compared to 54.7% for the three months ended June 28, 1998.

              Corporate Expenses. Total corporate expenses were $3.3 million for the three months ended June 27, 1999, compared to $2.1 million for the three months ended June 28, 1998, an increase of $1.2 million or 57.1%. The increase in corporate expenses resulted mainly from performance bonuses paid to the Chief Executive Officer, increases in the number of our employees and increased travel and other corporate overhead expenses relating to our expansion into new markets.

              EBITDA. EBITDA was $13.1 million for the three months ended June 27, 1999, compared to $9.4 million for the three months ended June 29, 1998, an increase of $3.7 million or 39.4%. Our EBITDA margin was 48.0% for the three months ended June 27, 1999, compared to 44.8% for the three months ended June 28, 1998. The increase in EBITDA and EBITDA margin was caused by the increase in net revenues which was partially offset by the increase in station operating expenses and corporate expenses.

              Depreciation and Amortization. Depreciation and amortization expense was $2.6 million for the three months ended June 27, 1999, compared to $2.2 million for the three months ended June 28, 1998, an increase of $0.4 million or 18.2%. The increase was related to an increase in amortization costs as a result of the stations purchased in Puerto Rico, WDOY-FM, WMEG-FM and WEGM-FM.

              Operating Income. Operating income was $10.5 million for the three months ended June 27, 1999, compared to $7.1 million for the three months ended June 28, 1998, an increase of $3.4 million or 47.9%. The increase was due to the increase in net revenues, partially offset by the increase in operating expenses.

              Interest Expense, Net. Interest expense was $5.3 million for the three months ended June 27, 1999, compared to $5.4 million for the three months ended June 28, 1998, a decrease of $0.1 million or 1.9%. This decrease was due to increased interest income.

              Other. We had other expense of $0.4 million for the three months ended June 27, 1999 compared to other expenses of $0.1 million for the three months ended June 28, 1998. The other expenses in fiscal 1999 resulted primarily from an additional write-down of owned vacant real estate in the Los Angeles area.

              Net Income. Our net income was $2.7 million for the three months ended June 27, 1999, compared to $1.0 million for the three months ended June 28, 1998, an increase of $1.7 million or 170.0%. The increase was caused by the increase in operating income, partially offset by an increase in related income taxes.

NINE MONTHS ENDED JUNE 27, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 28, 1998

              Net Revenues. Our net revenues were $70.4 million for the nine months ended June 27, 1999, compared to $54.6 million for the nine months ended June 28, 1998, an increase of $15.8 million or 28.9%. The increase in net revenues was mostly attributable to the Chicago and New York market stations where our net revenues increased 34.3% and 31.7%, respectively, due to high ratings, robust local economies and increased advertising rates. All of the markets in which we operate stations experienced strong increases in net revenues, including our Los Angeles FM station where net revenue increased by 19.4%.

              Station Operating Expenses. Total station operating expenses were $31.8 million for the nine months ended June 27, 1999, compared to $28.3 million for the nine months ended June 28, 1998, an increase of $3.5 million or 12.4%. The higher station operating expenses were caused mainly by the inclusion of the results of the recent acquisitions in San Antonio and Puerto Rico, as well as Ju Ju Media, accounting for $2.7 million or 77.1% of the increase in station operating expenses. To a lesser extent, all of our other radio stations experienced a 2.7% increase in operating expenses due to higher commissions and music license fees associated with higher sales. In the New York and Miami markets, we had an increase in advertising, promotional and audience research expenses. This increase in operating expenses was offset by lower general and administrative expenses due to improved collections.

              Broadcast Cash Flow. Broadcast cash flow was $38.6 million for the nine months ended June 27, 1999, compared to $26.3 million for the nine months ended June 28, 1998, an increase of $12.3 million or 46.8%. This increase was attributable to strong revenue growth and effective management of operating expenses. Our broadcast cash flow margin increased to 54.8% for the nine months ended June 27, 1999 compared to 48.2% for the nine months ended June 28, 1998.

              Corporate Expenses. Total corporate expenses were $7.7 million for the nine months ended June 27, 1999, compared to approximately $5.1 million for the nine months ended June 28, 1998, an increase of $2.6 million or 51.0%. The increase in corporate expenses resulted mainly from performance bonuses paid to our Chief Executive Officer, increases in the number of our employees and increased travel and other corporate overhead expenses relating to our expansion into new markets.

              EBITDA. EBITDA was $30.9 million for the nine months ended June 27, 1999, compared to $21.2 million for the nine months ended June 29, 1998, an increase of $9.7 million or 45.7%. Our EBITDA margin was 44.0% for the nine months ended June 27, 1999, compared to 38.8% for the nine months ended June 28, 1998. The increase in EBITDA and EBITDA margin was caused by the increase in net revenues which was partially offset by the increase in station operating expenses and corporate expenses.

              Depreciation and Amortization. Depreciation and amortization expense was $7.2 million for the nine months ended June 27, 1999, compared to $6.9 million for the nine months ended June 28, 1998, an increase of $0.3 million or 4.3%. The increase was related to an increase in amortization costs as a result of the stations purchased in Puerto Rico, WDOY-FM, WMEG-FM and WEGM-FM.

              Operating Income. Operating income was $23.7 million for the nine months ended June 27, 1999, compared to $14.3 million for the nine months ended June 28, 1998, an increase of $9.4 million or 65.7%. The increase was due to the increase in net revenues, partially offset by the increase in operating expenses.

              Interest Expense, Net. Interest expense was $15.7 million for the nine months ended June 27, 1999, compared to $16.0 million for the nine months ended June 28, 1998, a decrease of $0.3 million or 1.9%. This decrease was due to the repurchase of $13.2 million aggregate principal amount of our 12 1/2% notes due 2002 in the first quarter of fiscal 1998.

              Other. We had other expense of $0.5 million for the nine months ended June 27, 1999, compared to other income of $36.2 million for the nine months ended June 28, 1998. The other expenses in fiscal 1999 resulted primarily from an additional write-down of owned vacant real estate in the Los Angeles area. The other income in fiscal 1998 was the result of a gain on the sale of our AM stations during the nine months ended June 28, 1998.

              Net Income. Our net income was $4.3 million for the nine months ended June 27, 1999, compared to $19.1 million for the nine months ended June 28, 1998, a decrease of $14.8 million or 77.5%. The decrease was caused by the absence of the gain on the sale of our AM stations.

              After-Tax Cash Flow. After-tax cash flow was $11.5 million for the nine months ended June 27, 1999, compared to $5.8 million for the nine months ended June 28, 1998, an increase of $5.7 million or 98.3%. This increase was primarily attributable to an increase in EBITDA offset by higher income taxes.

LIQUIDITY AND CAPITAL RESOURCES

              Our primary source of liquidity is cash provided by operations. We intend to use a significant portion of our capital resources to make future acquisitions. These acquisitions will be funded primarily from internally generated cash flow and additional indebtedness.

              Our ability to increase our indebtedness will be limited by the terms of the indentures governing our senior notes. Additionally, such indentures place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

              Net cash flows provided by operating activities were $11.7 million and $5.0 million for the nine months ended June 27, 1999 and June 28, 1998, respectively. Net cash flows provided by operating activities were $10.9 million, $6.4 million and $8.8 million for fiscal years 1998, 1997 and 1996. Changes in our net cash flow from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the acquisition and disposition of stations during those periods.

              Net cash flows used in investing activities were $28.0 million for the nine months ended June 27, 1999 and net cash flows provided by investing activities were $32.5 million for the nine months ended June 28, 1998. Net cash flows provided by investing activities were $32.2 million for the 1998 fiscal year and net cash flows used in investing activities were $144.4 million and $90.2 million for the 1997 and 1996 fiscal years, respectively. Net cash flows used in financing activities were $0.4 million and $17.7 million for the nine months ended June 27, 1999 and June 28, 1998, respectively. Net cash flows used in financing activities were $17.8 million for the 1998 fiscal year and net cash flows provided by financing activities were $144.8 million and $69.0 million for the 1997 and 1996 fiscal years, respectively.

              For fiscal year 1999, management anticipates total capital expenditures will be between $2.0 million and $2.4 million. We anticipate that these expenditures will be financed by funds from operations.

              Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our obligations for the foreseeable future, including: (1) required significant cash interest payments pursuant to the terms of our outstanding senior notes, (2) operating obligations, and (3) capital expenditures. Assumptions (none of which can be assured) that underlie management's belief, include:

         - the economic conditions within the radio broadcasting market and economic conditions in general will not deteriorate in any material respect;

         -    we will be able to successfully implement our business strategy;

         - we will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities; and

         -    no future acquisitions will adversely affect our liquidity.

              We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the top 10 Hispanic markets in the United States. Although we engage in discussions regarding potential acquisitions from time to time in the ordinary course of business, as of August 10, 1999, we have no written understandings, letters of intent or contracts to acquire radio stations. We anticipate that any future radio station acquisitions would be financed through funds generated from operations, equity financings, permitted debt financings or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

              Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our second fiscal quarter (January through March) generally produces the lowest net broadcasting revenue for the year because of normal post-holiday decreases in advertising expenditures.

YEAR 2000 ISSUE

              The year 2000 issue is the result of computer programs which use two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system failures or miscalculations at our broadcast and corporate locations which in turn could cause disruptions of our operations, including, among other things, a temporary inability to: produce broadcast signals, process financial transactions, or engage in similar normal business activities.

              We have performed a preliminary analysis of potential problems related to the year 2000 issue. Internally, we bear some risks in the following areas: computer hardware and software for our accounting and administrative functions, computer-controlled programming of music and the transmission of our signals. Externally, we are at risk, like most companies, of losing power and phone lines.

              In the administrative area, the vast majority of our hardware and software has been purchased over the past two years and is year 2000 compliant. We have no more than 30 computers that may need to be replaced or upgraded. In the programming areas we utilize a system which is year 2000 compliant. Studio equipment, transmitters and other broadcasting equipment are not date sensitive and, consequently, do not pose a significant year 2000 threat, although we will continue to seek assurances and/or upgrades from all significant vendors. Our MIS manager and one of our engineers have visited the majority of our locations and reported to upper management on definitive problems and solutions. Prior to September 1, 1999, they will have visited and inspected all of our stations. As of June 27, 1999 we have spent $0.1 million to upgrade/replace non-compliant systems and equipment.

              The greatest threat to our ability to continue broadcasting on and after January 1, 2000 comes from the utilities upon which we are dependent. To date, we are not aware of any external utility vendor with a year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means for ensuring that such vendors will be year 2000 compliant. The inability of such vendors to adequately address the year 2000 issue on a timely basis could have a material adverse effect on us, including loss of revenue, substantial unanticipated costs and service interruptions. In addition, disruptions in the economy generally resulting from the year 2000 issue could also materially adversely affect us.

              While we believe our efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists. We do not anticipate spending more than an additional $0.2 million to become year 2000 compliant. We are performing this analysis with our MIS manager, our engineers and our accounting staff. We have anticipated that all assessments and solutions will be in place by the fourth quarter of fiscal year 1999. We are in the process of developing a contingency plan to address possible failures by us or our vendors related to Year 2000 compliance.

ITEM 3. SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 27, 1998 and in the nine month period ended June 27, 1999. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

              We do not have significant market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of June 27, 1999. We are not subject to currency fluctuations since we do not have any international operations.

PART II -- OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits -

              None

(b) Reports on Form 8-K. No Current Report on Form 8-K has been filed by the Company since November 1997.

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

                             Spanish Broadcasting System of
                             Greater Miami, Inc.

                             Spanish Broadcasting System of San Antonio, Inc.

                             Spanish Broadcasting System of Puerto Rico, Inc., a Delaware Corporation

                             Spanish Broadcasting System of Puerto Rico, Inc., a Puerto Rico Corporation.

                             Ju Ju Media, Inc.



                             By:     /s/ Joseph A. Garcia
                             --------------------------------------------------
                                         Joseph A. Garcia
                                    EVP and Chief Financial Officer
                             (principal financial and accounting officer)

Date: August 11, 1999