Form 10-K405/A
period 1998-09-27
SPANISH BROADCASTING SYSTEM INC
filed 1999-08-23
CIK 927720

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

          [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended September 27, 1998

                                       OR
                   [ ] TRANSITION REPORT PURSUANT TO SECTION
              13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from       to

                        Commission file number 33-82114

                        Spanish Broadcasting System, Inc.
                                  (Registrant)

                    Delaware                           13-3827791
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)          Identification No.)

                3191 Coral Way                            33145
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     All of the Registrant's Common Stock is held by affiliates, accordingly, as at September 27, 1998, the aggregate value of the Registrant's voting common stock held by non-affiliates was $0.00.

     At September 27, 1998, the Registrant had outstanding 606,668 shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                                    Primary
                                                                                    Standard              I.R.S.
                                                             State or Other         Industrial           Employer
                                                            Jurisdiction of      Classification      Identification
                                                             Incorporation           Number               Number
                                                           ------------------    ----------------    ----------------
Spanish Broadcasting System, Inc. .......................     New Jersey             4832               13-3181941
Spanish Broadcasting System of California, Inc. .........     California             4832               92-3952357
Spanish Broadcasting System of Florida, Inc. ............     Florida                4832               58-1700848
Alarcon Holdings, Inc. ..................................     New York               6512               13-3475833
Spanish Broadcasting System Network, Inc. ...............     New York               4899               13-3511101
SBS Promotions, Inc. ....................................     New York               7999               13-3456128
SBS of Greater New York, Inc. ...........................     New York               4832               13-3888732
Spanish Broadcasting System of Illinois, Inc. ...........     Delaware               4832               36-4174296
Spanish Broadcasting System of Greater Miami, Inc. ......     Delaware               4832               65-0774450
Spanish Broadcasting System of San Antonio, Inc. ........     Delaware               4832               65-0820776
Spanish Broadcasting System of Puerto Rico, Inc. ........     Delaware               4832               52-2139546
Spanish Broadcasting System of Puerto Rico, Inc. ........     Puerto Rico            4832               66-0564244
JuJu Media, Inc. ........................................     New York               4832               13-3988159




The Registrant, Spanish Broadcasting System, Inc. ("SBS" or the "Company"), hereby amends its Annual Report on Form 10-K (the "10-K") for the year ended September 27, 1998, filed with the Securities and Exchange Commission (the "Commission") on December 28, 1998, by replacing the Selected Historical Consolidated Financial Data table in the 10-K with the following amended selected Historical Consolidated Financial Data table. The inclusion of the amended table is intended to correct and/or clarify certain disclosures.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)

     The selected consolidated financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the fiscal years in the five-year period ended September 27, 1998, are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of September 27, 1998 and for each of the years in the three-year period ended September 27, 1998 and the report thereon, are included elsewhere in this prospectus. The selected consolidated financial data of the Company should be read in conjunction with the consolidated financial statements of the Company as of September 27, 1998 and for each of the fiscal years in the three-year period ended September 27, 1998, the related notes and independent auditor's report, included elsewhere in this prospectus. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 FISCAL YEAR ENDED
                                                               -----------------------------------------------------
                                                                9/25/94    9/24/95   9/29/96     9/28/97    9/27/98
                                                               ---------   -------   --------   ---------   --------
STATEMENT OF OPERATIONS DATA:
Gross broadcasting revenues.................................   $  45,825   $54,152   $ 55,338   $  67,982   $ 86,766
Less: agency commissions....................................       5,688     6,828      6,703       7,972     10,623
                                                               ---------   -------   --------   ---------   --------
  Net revenues..............................................      40,137    47,324     48,635      60,010     76,143
Station operating expenses(1)...............................      22,145    22,998     27,876      31,041     39,520
Corporate expenses(1).......................................       2,884     4,281      3,748       5,595      6,893
Depreciation and amortization...............................       3,256     3,389      4,556       7,619      8,877
                                                               ---------   -------   --------   ---------   --------
  Operating income (loss)...................................      11,852    16,656     12,455      15,755     20,853
Gain on sale of AM stations.................................          --        --         --          --     36,242
Interest expense, net(2)....................................      14,203    12,874     16,533      22,201     20,860
Financing costs.............................................       3,458        --        876         299        213
Other expense (income)(3)...................................         (35)      381        698         492         --
                                                               ---------   -------   --------   ---------   --------
  Income (loss) before income taxes and extraordinary
    items...................................................      (5,774)    3,401     (5,652)     (7,237)    36,022
Income tax expense (benefit)................................      (2,231)    1,411     (1,166)     (2,715)    15,624
                                                               ---------   -------   --------   ---------   --------
  Income (loss) before extraordinary items..................      (3,543)    1,990     (4,486)     (4,522)    20,398
Extraordinary gain (loss) net of income taxes(4)............      70,255        --         --      (1,647)    (1,613)
                                                               ---------   -------   --------   ---------   --------
  Net income (loss).........................................   $  66,712   $ 1,990     (4,486)     (6,169)    18,785
                                                               =========   =======
Dividends on preferred stock................................                           (2,994)    (17,044)   (30,270)
                                                                                     --------   ---------   --------
  Net income (loss) applicable to common stock..............                         $ (7,480)  $ (23,213)  $(11,485)
                                                                                     ========   =========   ========
Dividends per share on common stock.........................      -0-        -0-       -0-         -0-      $   5.60
                                                               =========   =======   ========   =========   ========
OTHER DATA:
Broadcast cash flow(5)......................................   $  17,992   $24,326   $ 20,759   $  28,969   $ 36,623
EBITDA(6)...................................................      15,108    20,045     17,011      23,374     29,730
Capital expenditures........................................         897     4,888      3,811       2,022      1,645
Net cash interest...........................................      12,916     7,459      7,759      13,175     18,658
Non-cash interest...........................................       1,287     5,415      8,774       9,026      2,202
                                                               ---------   -------   --------   ---------   --------
  Interest expense, net.....................................      14,203    12,874     16,533      22,201     20,860
Net cash provided by operating activities...................       4,121    14,438      8,813       6,386     10,923
Net cash provided by (used in) investing activities.........        (897)   (4,988)   (90,195)   (144,358)    32,190
Net cash provided by (used in) financing activities.........       4,514     3,769     69,036     144,791    (17,758)
Ratio of Earnings to Fixed Charges(7).......................          --       1.2         --          --         --

                                                                                         AT
                                                               ------------------------------------------------------
                                                                9/25/94    9/24/95   9/29/96     9/28/97     9/27/98
                                                               ---------   -------   --------   ---------   ---------
BALANCE SHEET DATA:
Cash and cash equivalents...................................   $  12,137   $17,817   $  5,468   $  12,288   $  37,642
Net working capital (deficiency)............................      11,981    21,994      9,172       1,626      40,349
Total assets................................................      98,733   103,629    176,860     334,367     351,034
Total debt (including current maturities)...................      93,573    95,523    135,914     183,013     171,126
Series A Preferred Stock....................................          --        --     35,939     171,262     201,368
Shareholders' deficiency....................................      (2,960)   (1,150)    (3,569)    (32,047)    (46,193)

        NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(1) Station operating expenses include engineering, programming, selling and general and administrative expenses.

(2) Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(3) During the 1996 and 1997 fiscal years, we wrote down the value of our land and building located on Sunset Boulevard in Los Angeles by $697,741 and $487,973, respectively. The write-downs were based on current market values of real estate in the Los Angeles area. Financing costs are also included in other income (expenses).

(4) On June 29, 1994, we sold 107,059 units, each consisting of $1,000 principal amount of our Old Notes and Old Warrants. The Old Notes were issued at a substantial discount from their principal amount. The sale of the Old Notes and Old Warrants generated gross proceeds of $94,000,000 and proceeds to us of $87,774,002, net of financing costs of $6,225,998. Of the $94,000,000 of gross proceeds from the sale of the Old Notes and Old Warrants, $88,603,000 was allocated to the Old Notes and $5,397,000 was determined to be the value of the Old Warrants. Of the net proceeds from the sale of the Old Notes and the Old Warrants, $83,000,000 was used to satisfy in full our obligations to our two former principal lenders and the balance was used to settle litigation with a former stockholder and for general corporate purposes. We realized a gain of $70,254,772 in connection with our repayment of all obligations to our two former principal lenders because we were able to satisfy in full these obligations at substantial discounts to their face amounts in accordance with restructuring agreements between us and the lenders.

    For the fiscal year ended September 28, 1997, we recorded an extraordinary loss resulting from the redemption of our Series A Senior Notes at par which was approximately $1.5 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $1.3 million, net of the related tax benefit of approximately $1.1 million.

    For the fiscal year ended September 27, 1998, we recorded an extraordinary loss resulting from the repurchase of $13.2 million par value of Old Notes, at a premium of approximately $2.2 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $0.5 million, net of the related tax benefit of approximately $1.1 million.

(5) The term "broadcast cash flow" means operating income before depreciation, amortization and corporate expenses. Broadcast cash flow should not be considered in isolation from, or as a substitute for, net income or cash flow and other consolidated income or cash flow statement data or as a measure of our profitability or liquidity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, broadcast cash flow is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance.

(6) The term "EBITDA" means earnings before extraordinary items, gain on sale of AM stations, net interest expense, income taxes, depreciation, amortization and other income or expense. We have included information concerning EBITDA in this Prospectus because it is used by some investors as a measure of a company's ability to service its debt obligations. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, EBITDA is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance.

(7) For the purpose of calculating the Ratio of Earnings to Fixed Charges, earnings are defined as earnings or loss before income taxes and extraordinary items and fixed charges. Fixed charges are the sum of (1) interest costs, (2) amortization of deferred financing costs, (3) one-third of operating lease rental expense (deemed to be interest) and (4) dividends on preferred stock. Earnings were inadequate to cover fixed charges by $5,774,000, $9,361,000, $34,514,000 and $17,434,000 for fiscal years 1994,
    1996, 1997 and 1998, respectively.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Spanish Broadcasting System, Inc.


Dated: August 23, 1999.                 By: /s/ Joseph A. Garcia
                                            ---------------------------
                                            Joseph A. Garcia
                                            Executive Vice President and
                                            Chief Financial Officer