Form 10-K405
period 1999-09-26
SPANISH BROADCASTING SYSTEM INC
filed 1999-12-27
CIK 927720

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

         (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 26, 1999
                        Commission file number 000-27823

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from     to


                        SPANISH BROADCASTING SYSTEM, INC.
             (Exact name of registrant as specified in its charter)

                       SEE TABLE OF ADDITIONAL REGISTRANTS

            Delaware                                       13-3827791
  (State or other jurisdiction                          (I.R.S. Employer
       of incorporation or                             Identification No.)
          organization)
                                 3191 Coral Way
                              Miami, Florida 33145
                         (Address of principal executive
                             offices and zip code)


       Registrant's telephone number, including area code: (305) 441-6901

       Securities registered pursuant to Section 12 (b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:
                Class A Common Stock, par value $.0001 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 20, 1999, the aggregate market value of the Class A Common Stock held by non-affiliates of the Company was approximately $862.8 million. The aggregate market value of the Class B Common Stock held by non-affiliates of the Company was approximately $226.5 million. (We have assumed that our shares of Class B Common Stock would trade at the same price per share as our shares of Class A Common Stock.) (For purposes of this paragraph, directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

         As of December 20, 1999, 25,723,210 shares of Class A Common Stock, par value $.0001 per share and 34,493,450 shares of Class B Common Stock, par value $.0001 per share were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


================================================================================

                         TABLE OF ADDITIONAL REGISTRANTS

--------------------------------------------------------------------------------------------------------------------
                                                                               PRIMARY STANDARD
                                                             STATE OR OTHER       INDUSTRIAL      I.R.S. EMPLOYER
                                                            JURISDICTION OF     CLASSIFICATION     IDENTIFICATION
NAME                                                         INCORPORATION          NUMBER             NUMBER
--------------------------------------------------------------------------------------------------------------------

Spanish Broadcasting System of California, Inc.                California            4832            92-3952357
--------------------------------------------------------------------------------------------------------------------
Spanish Broadcasting System Network, Inc.                       New York             4899            13-3511101
--------------------------------------------------------------------------------------------------------------------
SBS Promotions, Inc.                                            New York             7999            13-3456128
--------------------------------------------------------------------------------------------------------------------
SBS Funding, Inc.                                               Delaware             4832            52-6999475
--------------------------------------------------------------------------------------------------------------------
Alarcon Holdings, Inc.                                          New York             6512            13-3475833
--------------------------------------------------------------------------------------------------------------------
SBS of Greater New York, Inc.                                   New York             4832            13-3888732
--------------------------------------------------------------------------------------------------------------------
Spanish Broadcasting System of Florida, Inc.                    Florida              4832            58-1700848
--------------------------------------------------------------------------------------------------------------------
Spanish Broadcasting System of Greater Miami, Inc.              Delaware             4832            65-0774450
--------------------------------------------------------------------------------------------------------------------
Spanish Broadcasting System of Puerto Rico, Inc.                Delaware             4832            52-2139546
--------------------------------------------------------------------------------------------------------------------
Spanish Broadcasting System, Inc.                              New Jersey            4832            13-3181941
--------------------------------------------------------------------------------------------------------------------
Spanish Broadcasting System of Illinois, Inc.                   Delaware             4832            36-4174296
--------------------------------------------------------------------------------------------------------------------
Spanish Broadcasting System of San Antonio, Inc.                Delaware             4832            65-0820776
--------------------------------------------------------------------------------------------------------------------
Spanish Broadcasting System of Puerto Rico, Inc.              Puerto Rico            4832            66-0564244
--------------------------------------------------------------------------------------------------------------------


                                TABLE OF CONTENTS

                                                                                                          PAGE


     PART I

     Item 1.      Business                                                                                  1

     Item 2.      Properties                                                                               22

     Item 3.      Legal Proceedings                                                                        22

     Item 4.      Submission of Matters to a Vote of Security Holders                                      22

     PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                    23

     Item 6.      Selected Financial Data                                                                  24

     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations    26

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                               32

     Item 8.      Financial Statements and Supplementary Data                                              32

     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     32

     PART III

     Item 10.     Directors and Executive Officers of the Registrant                                       32

     Item 11.     Executive Compensation                                                                   34

     Item 12.     Security Ownership of Certain Beneficial Owners and Management                           39

     Item 13.     Certain Relationships and Related Transactions                                           40

     PART IV

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                        41


                                     PART I



1. ITEM BUSINESS

         ALL REFERENCES TO "WE", "US", "OUR", "SBS" OR "OUR COMPANY" IN THIS REPORT MEAN SPANISH BROADCASTING SYSTEM, INC., A DELAWARE CORPORATION, AND ALL ENTITIES OWNED OR CONTROLLED BY SPANISH BROADCASTING SYSTEM, INC. AND, IF PRIOR TO 1994, REFER TO OUR PREDECESSOR PARENT COMPANY SPANISH BROADCASTING SYSTEM, INC., A NEW JERSEY CORPORATION. OUR EXECUTIVE OFFICES ARE LOCATED AT 3191 CORAL WAY, MIAMI, FLORIDA 33145, AND OUR TELEPHONE NUMBER IS (305) 441-6901.

         SBS, founded in 1983 and incorporated in the State of Delaware in 1994, is the second largest Spanish-language radio broadcasting company in the United States. We currently own and operate 13 FM radio stations and have agreed to purchase eight additional radio stations in Puerto Rico. We also have entered into an agreement to sell our two stations located in the Florida Keys. Eleven of our stations are located in six of the largest Hispanic markets in the United States, including Los Angeles, Puerto Rico, New York, Miami, Chicago and San Antonio. Our radio stations reach over 51% of the U.S. Hispanic population. Our WSKQ-FM station in New York is ranked in the Summer 1999 Arbitron(C) ratings as the number one station in its target demographic group (men and women ages 25-54).

         Our strategy is to maximize the profitability of our radio station portfolio and to expand in our existing markets and into additional markets that have a significant Hispanic population. We believe that the favorable demographics of the U.S. Hispanic population and the rapid increase in advertising targeting Hispanics provide us with significant opportunities for growth. We also believe that we have competitive advantages in the radio industry due to our focus on formats targeting U.S. Hispanic audiences and our skill in programming and marketing to these audiences.

         Our Internet strategy complements our existing business and enables us to capitalize on our U.S. Hispanic market expertise. We recently purchased 80% of the issued and outstanding capital stock of JuJu Media, Inc., the owner of LaMusica.com, a bilingual Spanish-English Internet Web site and on-line community that focuses on the U.S. Hispanic market. LaMusica.com is a provider of original information and interactive content related to Latin music, entertainment, news and culture. LaMusica.com provides our advertisers with an additional means of reaching the U.S. Hispanic consumer markets and is a growing revenue source for us.

         SBS is led by Mr. Raul Alarcon, Jr., who became our Chairman of the Board of Directors when we completed our initial public offering on November 2, 1999 and has been Chief Executive Officer since June 1994, and President and a director since October 1985. The Alarcon family has been involved in Spanish-language radio broadcasting since the 1950's, when Mr. Raul Alarcon, Sr., our Chairman Emeritus and a member of our board of directors, established his first radio station in Camaguey, Cuba. Members of our senior management team, on average, have over 15 years of experience in Spanish-language media and radio broadcasting.

BUSINESS STRATEGY

         We focus on maximizing the profitability of our radio station portfolio by strengthening the performance of our existing radio stations and making additional strategic station acquisitions in both our existing markets and in new markets that have a significant Hispanic population. In addition, we are implementing an Internet strategy in order to develop new revenue sources.

OPERATING STRATEGY

         Our operating strategy focuses on maximizing our radio stations' appeal to our audience and our advertisers while minimizing operating expenses in order to grow revenue and cash flow. To achieve these goals, we focus on:

         PROVIDING HIGH-QUALITY SPANISH-LANGUAGE PROGRAMMING. We format the programming of each of our stations to capture a significant share of the Spanish-language audience. We use market research, including third party consultants and periodic music testing, to assess listener preferences in each station's target demographic audience. We then refine our programming to reflect the results of this research and testing. Because the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin each with its own cultural and musical heritage, we strive to make ourselves intimately familiar with the musical tastes and the preferences of each of the various Hispanic ethnic groups and we customize our programming accordingly.

         RETAINING STRONG LOCAL MANAGEMENT TEAMS. We employ local management teams in each of our markets who are responsible for the day-to-day operations of our radio stations. Our key local managers generally consist of a general station manager, general sales manager and programming director. Stations are staffed with managers who have experience and knowledge of the local radio market and the local Hispanic market. Because of the cultural diversity of the Hispanic population from region to region in the United States, most decisions regarding day-to-day programming, sales and promotional efforts are made by local managers. We believe this approach improves our flexibility and responsiveness to changing conditions in each of the markets we serve.

         UTILIZING AGGRESSIVE SALES EFFORTS. Our sales force focuses on converting audience share into advertising revenue. In order to encourage an aggressive and focused sales force, we have developed compensation structures tied to advertising revenue. We seek to maximize our sales to national advertisers because national advertising generally commands a higher rate per advertising spot than does local advertising. We have attracted key sales executives from general market radio who have applied their expertise and relationships with the advertising community to increase our share of advertising from leading general market advertisers. We believe that our focused sales efforts are working to increase media spending targeted at the U.S. Hispanic consumer market and will enable us to continue to achieve significant revenue growth, and to narrow the gap between the level of advertising currently targeted at U.S. Hispanics and the potential buying power of the U.S. Hispanic population.

         CONTROLLING OPERATING COSTS. By employing a disciplined approach to operating our radio stations, we have been able to achieve operating margins which we believe are among the highest in the radio broadcast industry. We emphasize control of each station's operating costs through detailed budgeting, tight control over staffing levels and frequent expense analysis. While local management is responsible for the day-to-day operation of each station, corporate management is responsible for long-range and strategic planning, establishing policies and procedures, maximizing cost savings where centralized activity is appropriate, allocating resources and maintaining overall control of the stations.

         MAKING EFFECTIVE USE OF PROMOTIONS AND SPECIAL EVENTS. We believe that effective promotional efforts play a significant role in both adding new listeners and increasing listener loyalty. Our promotional and marketing campaigns focus on increasing Hispanic consumer awareness of advertisers' products and services. Our goal is to use our expertise at marketing to the Hispanic consumer in each of the markets in which we own and operate stations, thereby attracting a large share of advertising revenue. We have organized special promotional appearances, such as station van appearances at client events, concerts and tie-ins to major events which form an important part of our marketing strategy. Many of these events build advertiser loyalty because they enable us to offer advertisers an additional means of reaching the Hispanic consumer. In many instances, these events are co-sponsored by local television and newspapers, allowing our advertisers to reach a larger combined audience.

         MAINTAINING STRONG COMMUNITY INVOLVEMENT. We have historically been, and will continue to be, actively involved within the local communities that we serve. Our radio stations participate in numerous community programs, fund-raisers and activities benefitting the local community and Hispanics abroad. Other examples of our community involvement include free public service announcements, free equal-opportunity employment announcements, tours and discussions held by radio station personalities with school and community groups designed to limit drug and gang involvement, free concerts and events designed to promote family values within the local Hispanic communities, and extended coverage, when necessary, of significant events which have an impact on the U.S. Hispanic population. Our stations and members of our management have received numerous community service awards and acknowledgments from government entities and community and philanthropic organizations for their service to the community. We believe that this involvement helps to build and maintain station awareness and listener loyalty.

ACQUISITION STRATEGY

         Our acquisition strategy is to acquire radio stations in the largest U.S. Hispanic markets. We consider acquisitions of stations in our existing markets, as well as acquisitions of stations in other markets with a large Hispanic population, where we can maximize our revenues through aggressive sales to U.S. Hispanic and general market advertisers. These acquisitions may include stations which do not currently target the U.S. Hispanic market, but which we believe can be successfully reformatted.

         In analyzing potential radio station acquisition candidates, we consider many factors including:

         o     the size of the Hispanic market;

         o anticipated growth, demographics, and other characteristics of the market;

         o     the nature and number of competitive stations in the market;

         o     the nature of other media competition in the station's market;

         o the probability of achieving operating synergies through multiple station ownership within the target market;

         o the existing or potential quality of the broadcast signal and transmission facility;

         o     the station's ratings, revenue and operating cash flow; and

         o     the price and terms of the purchase.

         We cannot, however, be assured that our acquisition strategy will be successful. Our acquisition strategy is subject to a number of risks, including, but not limited to: stations acquired by us may not increase our broadcast cash flow or yield other anticipated benefits; required regulatory approvals may result in unanticipated delays in completing acquisitions; we may have difficulty managing our rapid growth; and we may be required to raise additional financing in order to finance such acquisitions while our ability to do so is limited by the terms of our debt instruments.

INTERNET STRATEGY

         Our Internet strategy is designed to complement our existing business and to enable us to capitalize on our U.S. Hispanic market expertise. The core of our strategy is LaMusica.com, an Internet Web site and on-line community focused on the U.S. Hispanic market. This Web site offers all of our radio stations' broadcasts through the use of audio streaming technology and provides our advertisers with a complementary means of reaching their target audience.

TOP 10 HISPANIC RADIO MARKETS IN THE UNITED STATES

         The table below indicates the top 10 Hispanic radio markets in the United States. We currently own and operate radio stations in Los Angeles, Puerto Rico, New York, Chicago, San Antonio and Miami. Population estimates are for 1998 and are based upon statistics provided by the U.S. Bureau of the Census and the STRATEGY RESEARCH CORPORATION -- 1998 U.S. HISPANIC MARKET REPORT.


                                                             % HISPANIC OF
                                                                TOTAL           % OF TOTAL
                                                HISPANIC     POPULATION IN     U.S. HISPANIC
   RANK               MARKET                  POPULATION      THE MARKET       POPULATION
   ----   ------------------------------      ------------   --------------    -------------
                                                 (000)


      1.  Los Angeles                           6,325.9             38.7%            18.4%
      2.  Puerto Rico                           3,811.7              99.6             11.1
      3.  New York                              3,645.1              18.1             10.6
      4.  Miami                                 1,422.6              38.1              4.1
      5.  San Francisco/San Jose                1,243.0              18.4              3.6
      6.  Chicago                               1,198.3              12.7              3.5
      7.  Houston                               1,141.0              24.2              3.3
      8.  San Antonio                           1,064.7              51.6              3.1
      9.  McAllen/Brownsville (Texas)             823.7              89.5              2.4
     10.  Dallas/Ft. Worth                        786.9              14.9              2.3
                                               --------                              -----
             TOP 10 HISPANIC MARKETS           21,462.9             29.3%             62.4
                                               ========                              =====


PROGRAMMING

         We format the programming of each of our stations to capture a substantial share of the U.S. Hispanic audience. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to be very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. We have an in-house research department in Miami of 16 employees who conduct extensive radio market research on a daily, weekly, monthly and annual basis. By employing listener study groups and telephone surveys modeled after Arbitron(C) written survey methodology, but with even larger sample sizes than Arbitron(C), we are able to assess listener preferences, track trends and gauge our success on a daily basis, well before Arbitron(C) results are published. In this manner, we can respond immediately to changing listener preferences and trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.

         O SPANISH TROPICAL. The Spanish Tropical format primarily consists of salsa, merengue and cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with Hispanics living in New York and Miami. Merengue music is up-tempo dance music originating from the Dominican Republic. Cumbia is a festive, folkloric music which originated in Colombia.

         O REGIONAL MEXICAN. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, nortena, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, nortena has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinaloa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

         O TEJANO. The Tejano format consists of music based on Mexican themes but which originated in Texas. Tejano music is a combination of contemporary rock, ranchera and country music, the lyrics of which are primarily sung in Spanish.

         O SPANISH ADULT CONTEMPORARY. The Spanish Adult Contemporary format includes pop, Latin rock, and ballads. This format is similar to English Adult Contemporary featured on contemporary hit radio stations.

         O SPANISH ADULT TOP 40. The Spanish Adult Top 40 format consists of a variety of Latin hit songs from the 1980's and 1990's.

         O SPANISH OLDIES. The Spanish Oldies format includes a variety of Latin music mainly from the 1950's, 1960's and 1970's.

         O DANCE. The Dance format consists of upbeat dance and house rhythms, mainly from the 1980's and 1990's, that are played in dance clubs, including English-language music.

The programming formats of our radio stations and the target demographic of each station are as follows:

                                                                                      TARGET
                                                                                    DEMOGRAPHIC
                CITY           STATION                       FORMAT                   (BY AGE)
                ----           -------                       ------                 -----------
               New York          WSKQ-FM         Spanish Tropical                      25-54
                                 WPAT-FM         Spanish Adult Contemporary            25-54

               Los Angeles       KLAX-FM         Regional Mexican                      18-34

               Puerto Rico       WCMA-FM         Spanish Adult Top 40                  18-34
                                 WMEG-FM         Dance                                 18-34
                                 WEGM-FM         Dance                                 18-34

               Miami             WRMA-FM         Spanish Adult Contemporary            25-49
                                 WXDJ-FM         Spanish Tropical                      18-34
                                 WCMQ-FM         Spanish Oldies                        35-54

               Chicago           WLEY-FM         Regional Mexican                      18-34

               San Antonio       KLEY-FM         Tejano-Regional Mexican               18-34

RADIO STATION PORTFOLIO

         The following is a general description of each of our markets.

NEW YORK

         The New York market is the second largest radio market in terms of advertising revenues, which are projected to be $688.1 million in 1999. In 1998, the New York market had the third largest U.S. Hispanic population, with approximately 3.6 million Hispanics, which is approximately 18.1% of the New York market's total population. We believe that we own the strongest franchise in terms of audience share and number of Spanish-language radio stations in the New York market, with two of the three FM Spanish-language radio stations. New York experienced annual radio revenue growth of 10.3% between 1992 and 1998, and radio revenue in New York is expected to continue growing at an annual rate of 9.7% between 1999 and 2002.

LOS ANGELES

         The Los Angeles market is the largest radio market in terms of advertising revenues which are projected to be $726.5 million in 1999. In 1998, the Los Angeles market had the largest U.S. Hispanic population, with approximately 6.3 million Hispanics, which is approximately 38.7% Of the Los Angeles market's total population. Los Angeles experienced annual radio revenue growth of 7.5% between 1992 and 1998, and radio revenue in Los Angeles is expected to continue growing at an annual rate of 10.3% between 1999 and 2002.

PUERTO RICO

         The Puerto Rico market is the twenty-eighth largest radio market in terms of advertising revenues which are projected to be $90.0 million in 1999. In 1998, the Puerto Rico market had the second largest U.S. Hispanic population, with approximately 3.8 million Hispanics, which is approximately 99.6% of the Puerto Rico market's total population. Puerto Rico experienced annual radio revenue growth of 5.4% between 1992 and 1998, and radio revenue in Puerto Rico is expected to continue growing at an annual rate of 5.7% between 1999 and 2002.

         We have entered into an agreement to purchase nine companies owned by Chancellor Media Corporation of Los Angeles. The companies we have agreed to purchase own and operate eight radio stations in Puerto Rico: WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM and WCTA-FM. We have received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and initial consent to the transaction from the FCC. We expect to complete such transaction in January 2000. We cannot assure you, however, that we will be able to complete our acquisition of the companies during the expected time frame or at all.

MIAMI

         The Miami market is the twelfth largest radio market in terms of advertising revenues which are projected to be $233.0 million in 1999. In 1998, the Miami market had the fourth largest U.S. Hispanic population, with approximately 1.4 million Hispanics, which is approximately 38.1% of the Miami market's total population. Miami experienced annual radio revenue growth of 12.1% between 1992 and 1998, and radio revenue in Miami is expected to continue growing at an annual rate of 9.0% between 1999 and 2002.

CHICAGO

         The Chicago market is the third largest radio market overall in terms of advertising revenues which are projected to be $471.0 million in 1999. In 1998, the Chicago market had the sixth largest U.S. Hispanic population, with approximately 1.2 million Hispanics, which is approximately 12.7% of the Chicago market's total population. We believe that we own the strongest franchise in the Chicago market with the number one ranked FM Spanish-language radio station. Chicago experienced annual radio revenue growth of 8.7% between 1992 and 1998, and radio revenue in Chicago is expected to continue growing at an annual rate of 9.0% between 1999 and 2002.

SAN ANTONIO

         The San Antonio market is the thirty-second largest radio market in terms of advertising revenues which are projected to be $78.4 million in 1999. In 1998, San Antonio had the eighth largest U.S. Hispanic population, with approximately 1.1 million Hispanics, which is approximately 51.6% of the San Antonio market's total population. San Antonio experienced annual radio revenue growth of 8.8% between 1992 and 1998, and radio revenue in San Antonio is expected to continue growing at an annual rate of 7.7% between 1999 and 2002.

LATIN MUSIC ON-LINE ("LAMUSICA.COM")

         LaMusica.com is a bilingual Spanish-English Internet Web site and on-line community that focuses on the U.S. Hispanic market. LaMusica.com is a provider of original information and interactive content related to Latin music, entertainment, news and culture. We believe that LaMusica.com, together with our radio station portfolio, enables our audience to enjoy additional targeted and culturally-specific entertainment options, such as concert listings, CD reviews, local entertainment calendars, and interactive content on popular Latin recording artists and musicians. Similarly, LaMusica.com enables our advertisers to cost-effectively reach their targeted Hispanic consumer through an additional, dynamic and rapidly growing medium.

         LaMusica.com has links to the Web sites for all of our radio stations. This network of Web sites, among other things, permit our target audiences to listen to streaming audio of live radio broadcasts from each of our radio stations from anywhere in the United States and the world. In addition to our network of station Web sites and our production of original interactive content relating to Latin music and entertainment, we offer enhanced community features on LaMusica.com such as branded e-mail, bulletin boards, fan clubs, chat rooms, personals and horoscopes.

         LaMusica.com will generate revenues primarily from two distinct sources: (1) advertising and sponsorship and (2) electronic commerce opportunities, such as on-line music sales. We will use our stations' on-air marketing power to draw visitors to LaMusica.com. We have initiated a nationwide advertising campaign on our radio stations in order to increase audience awareness of LaMusica.com. We will also utilize our strong relationships with advertisers and the music industry to develop banner advertising and sponsorships. With respect to electronic commerce, we are developing a business model to sell music directly to consumers on our Web sites, as music represents the most frequently purchased item on-line. We plan to utilize the services of a leading music order fulfillment company in order to facilitate our on-line music sales. As music technology and industry standards evolve, we will explore additional opportunities for the sale of music on-line, including downloads of digital music and the sale of customized compact discs. We also plan to sell t-shirts, posters and other Latin music-related merchandise.

MANAGEMENT AND PERSONNEL

         As of December 20, 1999, we had 401 full-time employees, 12 of whom were primarily involved in senior management, 174 in programming, 128 in sales, 75 in general administration and 12 in technical activities.

         To facilitate efficient management from our Miami, Florida headquarters, we access and utilize computerized accounting systems from our stations to provide current information to management on station operations and to assist in cost control and the preparation of monthly financial statements. Corporate executives regularly visit each station to monitor its operations and ensure that our policies are properly followed.

         Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including Raul Alarcon, Jr., our Chairman of the Board of Directors and Chief Executive Officer. The loss of any of these officers and key employees could have a material adverse effect on our business. Further, we do not maintain key man life insurance on any of our personnel.

SEASONALITY

         Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our second fiscal quarter (January through March) generally produces the lowest net broadcasting revenue for the year because of normal post-holiday decreases in advertising expenditures.

ADVERTISING

         Virtually all radio station revenue is derived from advertising. This revenue is usually classified in one of two categories -- "national" or "local." "National" generally refers to advertising that is solicited by a national representative firm that represents the station and is paid commissions based on collected net revenues. Our national sales representative is Caballero Spanish Media, LLC, a division of Interep National Radio Sales, Inc. "Local" refers to advertising purchased by advertisers in the local community served by a particular station.

         We believe that radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station's ability to attract listeners in a given market and on the attractiveness to advertisers of the station's listener demographics. Rates vary depending upon a program's popularity among the listeners an advertiser is seeking to attract, the number of advertisers vying for available air time and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning and afternoon drive-time hours which are the peak hours for radio audience listening. We believe that having multiple stations in a market is desirable to national advertisers enabling the broadcaster to command higher advertising rates. We believe we will be able to increase our rates as new and existing advertisers recognize the increasing desirability of targeting the growing Hispanic population in the United States.

         Each station broadcasts a predetermined number of advertisements each hour with the actual number depending upon the format of a particular station. We determine the number of advertisements broadcast hourly that can maximize the station's available revenue dollars without jeopardizing its audience listener levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

         As is customary in the radio industry, the majority of our advertising contracts are short-term generally running for less than three months. Additionally, we have long-term relationships with some of our advertisers. In each of our broadcasting markets, we employ salespeople to obtain local advertising revenues. We believe that our local sales force is crucial to maintaining relationships with key local advertisers and agencies and identifying new advertisers. We generally pay sales commissions to our local sales staff upon the receipt from advertisers of the payments related to these sales. We offer assistance to local advertisers by providing them with studio facilities to produce commercials free of charge.

COMPETITION

         The success of each of our stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market as well as with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Several of the stations with which we compete are subsidiaries of large national or regional companies that have substantially greater resources than we do. Factors which are material to competitive position include management experience, the station's rank in its market, signal strength and frequency, and audience demographics, including the nature of the Spanish market targeted by a particular station.

         Although the radio broadcasting industry is highly competitive, some barriers to entry exist. These barriers can be mitigated to some extent by changing existing radio station formats and upgrading power, among other actions. The operation of a radio station requires a license or other authorization from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC's multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. However, in recent years, these rules have changed significantly. For a discussion of FCC regulation, see "Federal Regulation of Radio Broadcasting."

         The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting (known as "DAB"). DAB may deliver to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to that of compact discs. The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services (known as "SDARS"), to deliver audio programming. SDARS may provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. It is not known at this time whether digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. There are also proposals before the FCC to permit a new "low power" radio or "microbroadcasting" service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. No FCC action has been taken on these proposals to date.

         The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and the greater availability of radios, particularly car and portable radios, have contributed to this growth. We cannot assure you, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

         We cannot predict what other matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.
See "Federal Regulation of Radio Broadcasting."

ANTITRUST

         An important part of our growth strategy is the acquisition of additional radio stations. After the passage of the Telecommunications Act of 1996, the Justice Department has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Similarly, the FCC staff has announced new procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC's ownership limitations. In particular, the FCC may invite public comment on proposed ratio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

FEDERAL REGULATION OF RADIO BROADCASTING

         The radio broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:

         o     assigns frequency bands for radio broadcasting;

         o determines the particular frequencies, locations and operating power of radio broadcast stations;

         o issues, renews, revokes and modifies radio broadcast station licenses;

         o establishes technical requirements for certain transmitting equipment used by radio broadcast stations;

         o adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and

         o has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

         The Communications Act prohibits the assignment of an FCC license, or other transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to approve assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, licensee character and compliance with the Anti-Drug Abuse Act of 1988.

         The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is subject to the text of the Communications Act, the FCC's rules and regulations, and the rulings of the FCC. You should refer to the Communications Act and these FCC rules and rulings for further information concerning the nature and extent of federal regulation of radio broadcast stations.

         A licensee's failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties.

         Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of SBS's radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance these acquisitions. Such matters may include:

         o     changes to the license authorization and renewal process;

         o     proposals to impose spectrum use or other fees on FCC licensees;

         o     auction of new broadcast licenses;

         o changes to the FCC's equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

         o proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

         o proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

         o technical and frequency allocation matters, including creation of a new low power radio broadcast service;

         o the implementation of digital audio broadcasting on both a satellite and terrestrial basis;

         o changes in broadcast cross-interest, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

         o proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

         o proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

         We cannot predict what changes, if any, might be adopted, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposals or changes might have on our business.

FCC LICENSES

         The FCC licenses for the radio stations are or will be held by direct or indirect wholly-owned subsidiaries of SBS.

         The Communications Act provides that a broadcast station license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

         Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

         o the radio station has served the public interest, convenience and necessity;

         o there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

         o there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum term otherwise permitted by law, or hold an evidentiary hearing.

         In addition, the Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, our licenses have been renewed without any conditions or sanctions being imposed, but we cannot assure you that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions.

         The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night.

         The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations. The FCC recently has proposed to divide Class C stations into two subclasses based on antenna height. Stations not meeting the minimum height requirement within a three-year transition period would be downgraded automatically to the new Class C0 category.

         OWNERSHIP MATTERS. The Communications Act requires prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

         o the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control;

         o compliance with FCC rules limiting the common ownership of attributable interests in broadcast and newspaper properties;

         o     the history of compliance with FCC operating rules; and

         o the character qualifications of the transferee or assignee and the individuals or entities holding attributable interests in them.

Applications to the FCC for assignments and transfers are subject to petitions in favor of denying the assignment and transfer by interested parties.

         To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. The application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. Informal objections may be filed any time up until the FCC acts upon the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

         Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

         The FCC generally applies its other broadcast ownership limits to "attributable" interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote five percent or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcasting licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered insulated from material involvement in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of ten percent or more of the voting stock of the corporation holding broadcast licenses.

         To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a "multiplier" analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. A time brokerage agreement with another radio station in the same market creates an attributable interest in the brokered radio station as well for purposes of the FCC's local radio station ownership rules, if the agreement affects more than 15% of the brokered radio station's weekly broadcast hours.

         Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation, generally do not subject their holders to attribution. However, the FCC's rules also specify other exceptions to these general principles for attribution. The FCC is currently evaluating whether to:

         o     raise the benchmark for voting stock from five to ten percent;

         o raise the benchmark for passive investors holding voting stock from ten to twenty percent;

         o     continue the single 50% stockholder exception; and/or

         o attribute non-voting stock or perhaps only when combined with other rights such as voting shares or contractual relationships.

More recently, the FCC has solicited comment on proposed rules that would:

         o treat an otherwise non-attributable ownership equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark; and

         o in some circumstances, treat the licensee of a broadcast station that sells advertising time of another station in the same market pursuant to a joint sales agreement as having an attributable interest in the station whose advertising is being sold.

         Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

         o radio broadcast stations above certain limits servicing the same local market;

         o a radio broadcast station and a television broadcast station servicing the same local market; and

         o a radio broadcast station and a daily newspaper serving the same local market.

These rules include specific signal contour overlap standards to determine compliance, and the FCC defined market will not necessarily be the same market used by Arbitron(C) or other surveys, or for purposes of the HSR Act. Under these "cross-ownership" rules, we, absent waivers, would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper or television broadcast station, other than a low-powered television station, in the same market where we then owned any radio broadcast station. Our stockholders, officers or directors, absent a waiver, may not hold an attributable interest in a daily newspaper or television broadcast station in those same markets.

         The FCC is currently reviewing the ban on common ownership of a radio station and a daily newspaper in the same market. The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if specific conditions are satisfied, and the FCC will consider waivers in other markets under more restrictive standards. The FCC is reviewing its ban on the common ownership of a radio station and a television station or newspaper including extending the policy of liberal waivers of common ownership of radio and television stations to the top 50 television markets.

         Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide, the Communications Act and the FCC's rules limit the number of radio broadcast stations in local markets in which a single entity may own an attributable interest as follows:

         o In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

         o In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

         o In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

         o In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50 percent of the radio stations in such market.

         Because of these multiple and cross-ownership rules, if a stockholder, officer or director of SBS holds an attributable interest in SBS, such stockholder, officer or director may violate the FCC's rules if such person or entity also holds or acquires an attributable interest in other television, radio stations or daily newspapers, depending on their number and location. If an attributable stockholder, officer or director of SBS violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for future acquisitions. As long as one person or entity holds more than 50% of the voting power of the common stock of SBS where the vote of such person or entity is sufficient to affirmatively direct the affairs of SBS, another stockholder, unless serving as an officer and/or director, generally would not hold an attributable interest in SBS. However, as described above, the FCC is currently evaluating whether to continue the exception for a single majority stockholder of more than 50% of a licensee's voting stock. As of December 20, 1999, Raul Alarcon, Jr. held more than 50% of the total voting power of our common stock.

         Under its cross-interest policy, the FCC considers meaningful relationships among competing media outlets that serve substantially the same area, even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider whether to prohibit one party from holding an attributable interest and a substantial non-attributable interest (including non-voting stock, limited partnership and limited liability company interests) in a media outlet in the same market, or from entering into a joint venture or having common key employees with competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the meaningful relationships between competitors could have a significant adverse effect upon economic competition and program diversity. In a rule making proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (1) whether the cross-interest policy should be applied only in smaller markets, and
(2) whether non-equity financial relationships, such as debt, when combined with multiple business relationships, such as local marketing agreements or joint sales arrangements, raise concerns under the cross-interest policy.

         PROGRAMMING AND OPERATIONS. The Communications Act requires broadcasters to serve the public interest. A broadcast licensee is required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station's programming when it evaluates the licensee's renewal application, but listeners' complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation.

         The FCC requires that licensees not discriminate in hiring practices, develop and implement programs designed to promote equal employment opportunities and submit reports to the FCC on these matters annually and in connection with each license renewal application.

         The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner.

         LOCAL MARKETING AGREEMENTS. Often radio stations enter into LMAs or time brokerage agreements. These agreements take various forms. Separately owned and licensed radio stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station.

         JOINT SALES AGREEMENTS. Over the past few years, a number of radio stations have entered into cooperative arrangements commonly known as joint sales agreements or JSAs. The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which another licensee sells time under a JSA are not deemed by the FCC to be an attributable interest of that licensee. However, in connection with its ongoing rulemaking proceedings concerning the attribution rules, the FCC is considering whether JSAs should be considered attributable interests or within the scope of the FCC's cross-interest policy, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with local marketing agreements.

         RF RADIATION. In 1985, the FCC adopted rules based on a 1982 American National Standards Institute (ANSI) standard regarding human exposure to levels of radio frequency (RF) radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF exposure that, in some respects, was more restrictive in the amount of environmental RF exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997, and which are based in part on the revised ANSI standard.

         DIGITAL AUDIO RADIO SERVICE. The FCC has allocated spectrum to a new technology, digital audio radio service (DARS), to deliver satellite-based audio programming to a national or regional audience and issued regulations for a DARS service in early 1997. The nationwide reach of satellite DARS could allow niche programming aimed at diverse communities that SBS is targeting. The licensees will be permitted to sell advertising and lease channels in these media. The FCC's rules require that these licensees launch and begin operating at least one space station by 2001 and be fully operational by 2003.

         LOW POWER RADIO BROADCAST SERVICE. The FCC recently adopted a Notice of Proposed Rulemaking seeking public comment on a proposal to establish two classes of a low power radio service both of which would operate in the existing FM radio band: a primary class with a maximum operating power of 1 kW and a secondary class with a maximum power of 100 watts. These proposed low power radio stations would have limited service areas of 8.8 miles and 3.5 miles, respectively. Implementation of a low power radio service or microbroadcasting would provide an additional audio programming service that could compete with SBS's radio stations for listeners, but we cannot predict the effect upon SBS.

ENVIRONMENTAL MATTERS

         In connection with the sale of WXLX-AM in 1997, we assigned the lease of the transmitter for WXLX-AM in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960's. Although WXLX-AM has been sold, we retain potential exposure relating to possible environmental liabilities relating to the transmitter site. Because the lessee of the property is under a long-term lease, we may become liable for costs associated with remediation of the site. We are unable to assess the likelihood that any claim for remediation of this site will arise and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

         On September 28, 1999, we received notice from the purchaser of KXMG-AM, a station located in Los Angeles that we sold in December, 1997, that it would make a claim against us for indemnification under the asset purchase agreement, pursuant to which it purchased the station, for the removal of an underground fuel storage tank. The notice did not specify the amount of the indemnification claim. We do not have sufficient information to assess the potential exposure and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

RECENT DEVELOPMENTS

         INITIAL PUBLIC OFFERING AND RELATED TRANSACTIONS. On November 2, 1999, we closed our initial public offering, raising over $328.1 million in net proceeds to SBS, including proceeds from the exercise of the over-allotment option granted to the underwriters. Certain selling shareholders who participated in the offering raised over $80.4 million in net proceeds. The shares of Class A Common Stock were offered at an initial offering price of $20.00. Our shares began trading on the Nasdaq National Market on October 28, 1999.

         On November 2, 1999, we also closed our offering of $235.0 million of 9 5/8% Senior Subordinated Notes due 2009, raising $228.0 million of net proceeds to SBS.

         On September 30, 1999, we commenced tender offers and the solicitation of consents to adopt amendments to the indentures governing our then outstanding senior notes to eliminate substantially all of the restrictive covenants and default provisions contained in the indentures, other than the covenants relating to the payment of interest on the principal of the notes. On November 3, 1999, we accepted for payment consent solicitations and tender offers for two series of our outstanding Senior Notes totaling $176,559,000 in aggregate principal amount. The first series, aggregate principal amount $101,559,000 of outstanding 12 1/2% Senior Notes due 2002, was redeemed at $1,142.86 per each validly tendered $1,000 12 1/2% Note. We received consents and tenders from 99.7% of our 12 1/2% Notes. The second series, aggregate principal amount $75.0 million of outstanding 11% Senior Notes due 2004, Series B was purchased by us at $1,108.04 per each validly tendered $1,000 11% Note. We received consents and tenders from 100% of the holders of our 11% Notes.

         On November 2, 1999, we gave notice of redemption of all of our outstanding 14 1/4% Senior Exchangeable Preferred Stock at 105% of the liquidation preference of each share at an aggregate cost of approximately $265.6 million. We completed the redemption on December 2, 1999.

         PURCHASE OF ADDITIONAL PUERTO RICO STATIONS. On September 22, 1999, we entered into an agreement to purchase all of the outstanding capital stock of nine subsidiaries of Chancellor Media Corporation of Los Angeles. The companies we have agreed to purchase own and operate eight radio stations in Puerto Rico:
WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, and WCTA-FM. The purchase price we have agreed to pay for these companies is $90.0 million. In connection with this acquisition, we have made an initial nonrefundable deposit of $10.0 million. The agreement contains customary representations and warranties, and the closing of our acquisition of these companies is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. We expect to finance the purchase of these companies from cash on hand. We have received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and initial consent to the transaction from the FCC. We expect to complete our acquisition of these radio stations in January 2000.

         SALE OF FLORIDA KEYS STATIONS. We have entered into an agreement with Mr. Alarcon, Sr., our Chairman Emeritus and a member of our board of directors, for the sale by us to Mr. Alarcon, Sr. of the assets and liabilities of radio station WVMQ-FM operating in Key West, Florida and radio station WZMQ-FM operating in Key Largo, Florida. The sale price paid by Mr. Alarcon, Sr. for these stations is $700,000. The agreement contains customary representations, warranties and indemnities, and the closing of the sale of these stations is subject to the satisfaction of certain conditions, including approval from the FCC. We have made an application to the FCC for approval of this transaction. We expect to complete the sale of these radio stations in our second quarter of fiscal year 2000.

         RECLASSIFICATION AND STOCK SPLIT OF COMMON STOCK. On September 29, 1999, we filed a third amended and restated certificate of incorporation to: reclassify all of our then outstanding shares of Class A Common Stock, par value $.01 per share, into shares of Class B Common Stock, par value $.0001 per share, effect a 50-to-1 stock split of the new shares of Class B Common Stock. Each share of Class A Common Stock represents one vote and each share of Class B Common Stock represents 10 votes.

         SENIOR CREDIT FACILITIES. We are negotiating with a group of banks to enter into senior credit facilities in the amount of $150.0 million. We expect to enter into these facilities by the end of December 1999 or early January 2000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, including statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report, concerning our expectations of future sales, gross profits, research and development expenses, selling, general and administrative expenses, product introductions and cash requirements. Forward-looking statements often include words or phrases such as "will likely result", "expect", "will continue", "anticipate", "estimate", "intend", "plan", "project", "outlook" or similar expressions. The statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Actual results may vary materially from those expressed in forward-looking statements. Factors which could cause actual results to differ from expectations include those in the "Risk Factors" section of this report. We cannot assure you that our results of operations will not be adversely affected by one or more of these factors. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

         Our corporate headquarters is located in Miami, Florida. The types of properties required to support each of our radio stations include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. We own the building housing the office and studios in New York for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM. Additionally, we still own a building in Los Angeles that we previously used as the office for our Los Angeles operations. We own the auxiliary transmitter site for KLAX-FM in Long Beach, California and lease our other transmitter sites, with lease terms that expire between 2000 and 2035, assuming all renewal options are exercised. The studios and offices of our Miami and South Florida stations are currently located in leased facilities with lease terms that respectively expire in 2000 and 2012. See "Item 13. Certain Relationships and Related Transactions." We lease the office and studio facilities for our stations in Chicago, San Antonio and Puerto Rico.

         The transmitter sites for our stations are material to our overall operations. Management believes that our properties are in good condition and are suitable for our operations; however, we continually seek opportunities to upgrade our properties. We own substantially all of the equipment used in our radio broadcasting business. See "Item 1. Business -- Environmental Matters."

ITEM 3. LEGAL PROCEEDINGS

         From time to time we are involved in litigation incidental to the conduct of our business, such as contract matters and employee-related matters. We are not currently a party to litigation which, in the opinion of management, is likely to have a material adverse effect on our business. See "Item 1. Business -- Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 27, 1999 the following matters were approved at a special meeting by action of a majority of shares of the outstanding voting stock of
SBS:

         o Approval of a form of directors' and officers' indemnification agreement to be entered into with directors and officers of SBS.

         o Approval of the 1999 Stock Option Plan providing for the issuance of options to employees of SBS, as well as SBS's performance of its obligations under the 1999 Stock Option Plan.

         o Approval of the 1999 Non-Employee Director Stock Option Plan providing for the issuance of options to non-employee directors of SBS, as well as SBS's performance of its obligations under the 1999 Non-Employee Director Stock Option Plan.

         o Approval of the third amended and restated certificate of incorporation of SBS, and its filing with the office of the Secretary of State of the State of Delaware, which provided for (in relevant part) (a) the authorization of 100,000,000 shares of Class A Common Stock, (b) the reclassification of our previously outstanding shares of Class A Common Stock into shares of currently outstanding Class B Common Stock, (c) a reduction in the par value of the Class A Common Stock and Class B Common Stock from $0.01 per share to $0.0001 par value per share, (d) a 50-to-1 stock split of our Class B Common Stock and (e) the approval of ten votes for each share of Class B Common Stock.

         o Approval of the Asset Purchase Agreement relating to the sale by SBS of the radio stations located in the Florida Keys to Pablo Raul Alarcon, Sr. (subject to the satisfactory appraisal of the value of the radio stations), with changes and modifications as approved by the proper officers of SBS.

         o The election of Roman Martinez IV and Jason L. Shrinsky as directors of SBS for a term of office beginning on November 2, 1999.

         On September 30, 1999, in connection with the cash tender offers described in "Item 1. Business -- Recent Developments," we solicited consents to adopt amendments to the indentures governing our then outstanding senior notes to eliminate substantially all of the restrictive covenants and default provisions contained in the indentures, other than the covenants relating to the payment of interest on the principal of the notes. As of November 3, 1999, we received consents from 99.7% of the holders of our 12 1/2% Notes and of 100% of the holders of our 11% Notes. On October 22, 1999, we signed the supplementary indenture governing the 12 1/2% Notes which became effective on November 3, 1999. As of December 20, 1999, there is an aggregate principal amount of $100,000 of our 12 1/2% Notes that remains outstanding.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the fiscal year ended September 26, 1999, SBS's Common Stock was not registered under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and was not listed on any national securities exchange. On November 2, 1999, we completed an initial public offering of our Class A Common Stock. On October 28, 1999, our shares of Class A Common Stock began trading on the Nasdaq National Market. As of December 21, 1999, there were 4 record holders of Class A Common Stock and 12 record holders of Class B Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. See "Item 1. Business -- Recent Developments."

DIVIDEND POLICY

         We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements and other factors that our board of directors deems relevant. Furthermore, the indenture governing our 9?% senior subordinated notes offering contains restrictions on our ability to pay dividends. We previously declared and paid an extraordinary dividend in March 1998, pursuant to which some of our warrantholders elected to increase the conversion rates of their warrants instead of receiving cash. We do not expect to make payments of any similar dividends in the near future.

RECENT SALES OF UNREGISTERED SECURITIES

         Prior to June 30, 1999, we issued 182,303 shares to qualified institutional buyers and accredited institutional investors who exercised warrants to purchase shares of our Class A Common Stock. Our warrants were initially issued in 1994 as part of units that included our senior notes and in 1997 as part of units that included our senior exchangeable preferred stock. The exercise price for such warrants was $.01 per warrant. Holders exercising the 1997 warrants received .428 shares per warrant and holders exercising the 1994 warrants received one share per warrant. On September 29, 1999 we filed our third amended and restated certificate of incorporation to reclassify all of our then outstanding shares of Class A Common Stock, par value $.01 per share, into shares of Class B Common Stock, par value $.0001 per share and to effect a 50-to-1 stock split of the new shares of Class B Common Stock. We relied on Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended, to claim exemption from registration for this issuance, as a transaction not involving any public offering.

USE OF PROCEEDS

         On August 18, 1999, we filed a registration statement on Form S-1 with the SEC (Registration No. 333-85499) with respect to our initial public offering of 21,787,400 shares of Class A Common Stock, par value $.0001. The SEC declared our registration statement effective on October 27, 1999. The initial public offering closed on November 2, 1999 and we and certain selling shareholders issued and sold 20,768,110 (including over-allotment options of 3,268,110) shares and 4,287,400 shares of Class A Common Stock, respectively. All of the 21,787,400 shares of Class A Common Stock registered in the offering were sold at an initial offering price of $20.00 per share, resulting in an aggregate offering price of $435,748,000. Lehman Brothers, Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated acted as representatives for the underwriters, to whom SBS paid an aggregate of $26.0 million and the selling shareholders paid an aggregate of about $5.4 million in underwriting discounts and commissions ($1.25 per share), resulting in net proceeds to SBS of $389.4 million and $80.4 million to the selling shareholders.

         On August 18, 1999, we also filed a registration statement on Form S-1 with the Commission (Registration No. 333-85519) with respect to an offering of Senior Subordinated Notes. On November 2, 1999, we closed the offering of the
9 5/8% Senior Subordinated Notes due 2009. All of the notes registered in the offering were sold at an aggregate offering price of $235.0 million. Lehman Brothers Inc. and CIBC World Markets Corp. served as underwriters, to whom SBS paid an aggregate underwriting discount of $7.1 million (3.00%), resulting in net proceeds to SBS of $228.0 million.

         Other expenses of these two offerings were $4.1 million including Securities and Exchange Commission registration fees, printing, accounting, legal fees and expenses and miscellaneous expenses. The net proceeds to SBS after deducting the total expenses described above was $613.3 million.

         We used the net proceeds of our initial public offering and the concurrent senior subordinated notes offering to (1) redeem our preferred stock at 105% of aggregate liquidation preference at a cost of $265.6 million (2) repurchase our 11% notes and 12 1/2% notes at approximately 111% and 114% of their par value, respectively, pursuant to the tender offers and consent solicitations we completed on November 2, 1999 at a cost of $205.0 million (3) purchase an annuity for two of our retiring executives at a cost of $10.2 million (4) repay a promissory note to Infinity Broadcasting Corp., including accrued interest, for a total of $3.4 million, and (5) $129.1 million in excess proceeds remained for use by us for general corporate purposes, including potential acquisitions. In connection with these offerings, we also were paid $3.0 million by Messrs. Alarcon Sr. and Alarcon Jr. for repayment of loans previously made to them and $700,000 as advanced payment by Mr. Alarcon Sr. for the acquisition of the Keys' stations, WVMQ-FM and WZMQ-FM. See Item 13. "Certain Relationships and Related Transactions" and Item 1. "Business--Recent Developments."

         None of the expenses or net proceeds of the initial public offering were paid directly or indirectly to any director or officer of SBS or their associates, persons owning 10% or more of the equity position, or an affiliate of SBS.

ITEM 6. SELECTED FINANCIAL DATA

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
       (in thousands except ratios, shares outstanding and per share data)

         The following table sets forth the historical financial information of our business. The selected historical consolidated financial information presented below under the caption "Statement of Operations Data" and "Balance Sheet Data," as of and for each of the fiscal years in the five-year period ended September 26, 1999 are derived from our historical consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of September 27, 1998 and September 26, 1999, and for each of the fiscal years in the three-year period ended September 26, 1999, the related notes and independent auditor's report included elsewhere in this report. For additional information see the financials section of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               Fiscal Year Ended
                                                -------------------------------------------------------------------------------
                                                   9/24/95            9/29/96         9/28/97         9/27/98         9/26/99
                                                   -------            -------         -------         -------          -------
Statement of Operations Data:
Gross revenues ..............................   $     54,152        $  55,338       $   67,982        $  86,766        $ 111,233
Less: agency commissions ....................          6,828            6,703            7,972           10,623           13,882
                                                     -------          -------          -------          -------          -------
Net revenues ................................         47,324           48,635           60,010           76,143           97,351
Station operating expenses(1) ...............         22,998           27,876           31,041           39,520           44,620
Corporate expenses ..........................          4,281            3,748            5,595            6,893           10,636
Depreciation and amortization ...............          3,389            4,556            7,619            8,877            9,906
                                                ------------     ------------     ------------     ------------     ------------
     Operating income .......................         16,656           12,455           15,755           20,853           32,189
Interest expense, net(2) ....................        (12,874)         (16,533)         (22,201)         (20,860)         (21,178)
Other income (expense), net(3) ..............           (381)          (1,574)            (791)            (213)            (749)
Gain on sale of AM stations .................             --               --           36,242               --               --
                                                ------------     ------------     ------------     ------------     ------------
     Income (loss) before income taxes and
       extraordinary item....................          3,401           (5,652)          (7,237)          36,022           10,262
Income tax expense (benefit) ................          1,411           (1,166)          (2,715)          15,624            4,445
                                                ------------     ------------     ------------     ------------     ------------
Income (loss) before extraordinary items ....          1,990           (4,486)          (4,522)          20,398            5,817
Extraordinary gain (loss) net of
     income taxes(4) ........................             --           (1,647)          (1,613)              --               --
     Net income (loss) ......................   $      1,990     $     (4,486)    $     (6,169)    $     18,785     $      5,817
                                                ============     ============     ============     ============     ============
Dividends on preferred stock ................             --           (2,994)         (17,044)         (30,270)         (34,749)
                                                ------------     ------------     ------------     ------------     ------------
     Net income (loss) applicable to
       common stock .........................   $      1,990     $     (7,480)    $    (23,213)    $    (11,485)    $    (28,932)
                                                ============     ============     ============     ============     ============
Dividends per share on common stock .........     $       --       $       --       $       --     $       0.11       $       --
                                                ============     ============     ============     ============     ============
Earnings (loss) per common share:
     Basic (before extraordinary item) ......   $       0.07     $      (0.25)    $      (0.71)    $      (0.33)    $      (0.86)
     Diluted (before extraordinary item) ....           0.06            (0.25)           (0.71)           (0.33)           (0.86)
     Basic ..................................           0.07            (0.25)           (0.77)           (0.38)           (0.86)
     Diluted ................................           0.06            (0.25)           (0.77)           (0.38)           (0.86)

Weighted average common shares outstanding(8)              :
     Basic ..................................     30,333,400       30,333,400       30,333,400       30,333,400       33,584,576
     Diluted ................................     35,793,409       30,333,400       30,333,400       30,333,400       33,584,576
Other Financial Data:
Broadcast cash flow(5) ......................   $     24,326     $     20,759     $     28,969     $     36,623     $     52,731
Broadcast cash flow margin ..................           51.4%            42.7%            48.3%            48.1%            54.2%
BITDA(6) ....................................         20,045           17,011           23,374           29,730           42,095
After-tax cash flow(7) ......................          5,379               70            3,097            7,530           15,723
Capital expenditures ........................          4,888            3,811            2,022            1,645            2,100





                                                                                         As of
                                                 ---------------------------------------------------------------------------
                                                 9/24/95           9/29/96          9/28/97           9/27/98        9/26/99
                                                 -------           -------          -------           -------        -------
Balance Sheet Data:
Cash and cash equivalents ...................   $  17,817         $   5,468        $  12,288         $  37,642      $  16,975
Total assets ................................     103,629           176,860          334,367           351,034        365,681
Total debt (including current portion).......      95,523           135,914          183,013           171,126        172,486
Preferred stock .............................          --            35,939          171,262           201,368        235,918
Total stockholders' deficiency ..............      (1,150)           (3,569)         (32,047)          (46,193)       (75,122)

         NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(1) Station operating expenses include engineering, programming, selling and general and administrative expenses.

(2) Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(3) During the 1996, 1997 and 1999 fiscal years, we wrote down the value of our land and building located on Sunset Boulevard in Los Angeles by $697,741, $487,973 and $451,048, respectively. The write-downs were based on current market values of real estate in the Los Angeles area. Financing costs are also included in other income (expenses).

(4) On June 29, 1994, we sold 107,059 units, each consisting of $1,000 principal amount of our 12 1/2% notes and warrants to purchase one share of common stock per unit. The 12 1/2% notes were issued at a substantial discount from their principal amount. The sale of the 12 1/2% notes and warrants generated gross proceeds of $94,000,000 and proceeds to us of $87,774,002, net of financing costs of $6,225,998. Of the $94,000,000 of gross proceeds from the sale of the 12 1/2% notes and warrants, $88,603,000 was allocated to the 12 1/2% notes and $5,397,000 was determined to be the value of the warrants. Of the net proceeds from the sale of the 12 1/2% notes and warrants, $83,000,000 was used to satisfy in full our obligations to our two former principal lenders and the balance was used to settle litigation with a former stockholder and for general corporate purposes.

         For the fiscal year ended September 28, 1997, we recorded an extraordinary loss resulting from the redemption of our 12 1/4% senior secured notes due 2001 at par which was approximately $1.5 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $1.3 million, net of the related tax benefit of approximately $1.1 million.

         For the fiscal year ended September 27, 1998, we recorded an extraordinary loss resulting from the repurchase of $13.2 million par value of 12 1/2% notes, at a premium of approximately $2.2 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $0.5 million, net of the related tax benefit of approximately $1.1 million.

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

(6) The term "EBITDA" means earnings before extraordinary items, gain on sale of AM stations, net interest expense, income taxes, depreciation, amortization and other income or expense. We have included information concerning EBITDA in this report because it is used by some investors as a measure of a company's ability to service its debt obligations. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, EBITDA is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance.

(7) The term "after-tax cash flow" means income before income tax benefit (expense) and extraordinary items, minus net gain on sale of AM stations (net of tax) and the current income tax provision, plus depreciation and amortization expense. Although after-tax cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, after-tax cash flow is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance.

(8) On September 29, 1999, we filed a third amended and restated certificate of incorporation which resulted in (1) the redesignation of our previously outstanding shares of Class A Common Stock into shares of Class B Common Stock, (2) a 50-to-1 stock split of our Class B Common Stock and (3) a reduction in the par value of our Class A Common Stock and Class B Common Stock from $0.01 per share to $0.0001 per share. The financial information has been restated to reflect this redesignation, stock split and change in par value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         We commenced operations with the purchase of our first radio station, WXLX-AM (formerly WSKQ-AM) serving the New York metropolitan area in 1983. Since 1983 we have purchased 15 stations, including two additional AM stations in six U.S. markets. Today, we are the second largest Spanish-language radio broadcasting company in the United States, currently owning and operating a total of 13 FM radio stations. We have agreed to purchase eight additional radio stations in Puerto Rico. We also have entered into an agreement to sell our two radio stations located in the Florida Keys. Eleven of our stations are located in six of the largest Hispanic markets in the United States, including Los Angeles, Puerto Rico, New York, Miami, Chicago and San Antonio. In total, our radio stations reach over 51% of the U.S. Hispanic population.

         Our financial results depend on a number of factors, including the strength of the national economy and the local economies served by our stations, total advertising dollars dedicated to the markets served by our stations, advertising dollars targeted to the Hispanic consumers in the markets served by our stations, our stations' audience ratings, our ability to provide popular programming, local market competition from other radio stations and other advertising media, and government regulations and policies.

         We report our revenues and expenses on a broadcast month basis. "Broadcast month basis" means a four or five week period ending on the last Sunday of each calendar month. For fiscal years 1997, 1998 and 1999 we reported 52 weeks of revenues and expenses.

         As is true of other radio groups, our performance is customarily measured by our ability to generate broadcast cash flow, EBITDA and after-tax cash flow. Broadcast cash flow consists of operating income before depreciation, amortization and corporate expenses. EBITDA consists of earnings before extraordinary items, gain on sale of AM stations, net interest expense, income taxes, depreciation, amortization and other income or expenses. After-tax cash flow consists of income before income tax benefit (expense) and extraordinary items, minus net gain on sale of AM stations (net of tax) and the current income tax provision, plus depreciation and amortization expense. Although broadcast cash flow, EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow, EBITDA and after-tax cash flow are useful in evaluating us because these measures are accepted by the broadcasting industry as generally recognized measures of performance and are used by securities industry analysts who publish reports on the performance of broadcasting companies. In addition, we have included information concerning broadcast cash flow, EBITDA and after-tax cash flow in this report because it is used by some investors as a measure of a company's ability to service its debt obligations and it is also the basis for determining compliance with certain covenants contained in the indentures governing our debt securities and in the certificate of designation governing our preferred stock. Broadcast cash flow, EBITDA and after-tax cash flow are not intended to be substitutes for operating income as determined in accordance with generally accepted accounting principles, or alternatives to cash flow from operating activities (as a measure of liquidity) or net income.

REVENUES

         Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenues are affected primarily by the advertising rates that our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on (1) a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by periodic reports developed by Arbitron(C), (2) the number of radio stations in the market competing for the same demographic groups, and (3) the supply of and demand for radio advertising time. Advertising rates fluctuate daily and are generally highest during the morning and afternoon commuting hours. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our second fiscal quarter (January through March) generally produces the lowest net broadcasting revenue for the year because of normal post-holiday decreases in advertising expenditures.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         NET REVENUES. Our net revenues were $97.4 million for fiscal year 1999, compared to $76.1 million for fiscal year 1998, an increase of $21.3 million or 28.0%. The increase in net revenues, from a percentage standpoint, was mostly attributable to the Chicago and New York market stations where our net revenues increased 30.7% and 27.2%, respectively, due to high ratings, robust local economies and increased advertising rates. All of the markets in which we operate stations experienced strong increases in net revenues, including our Los Angeles FM station where net revenue increased by 24.0%.

         STATION OPERATING EXPENSES. Total station operating expenses were $44.6 million for fiscal year 1999, compared to $39.5 million for fiscal year 1998, an increase of $5.1 million or 12.9%. The higher station operating expenses were caused mainly by the inclusion of the results of the recent acquisitions in San Antonio and Puerto Rico as well as JuJu Media, Inc. accounting for $4.2 million or 82.4% of the increase in station operating expenses. To a lesser extent, all of our other radio stations experienced higher commissions and higher music license fees associated with increased sales. Additionally, the New York market had an increase in performance bonuses due to increased sales and Broadcast
Cash Flow and the Los Angeles market had an increase in salaries related to on-air talent. This increase in operating expenses was offset by lower general and administrative expenses due to improved collections.

         BROADCAST CASH FLOW. Broadcast cash flow was $52.7 million for fiscal year 1999, compared to $36.6 million for fiscal year 1998, an increase of $16.1 million or 44.0%. This increase was attributable to strong revenue growth and effective management of operating expenses. Our broadcast cash flow margin increased to 54.2% for fiscal year 1999 compared to 48.1% for fiscal year 1998.

         CORPORATE EXPENSES. Total corporate expenses were $10.6 million for fiscal year 1999, compared to $6.9 million for fiscal year 1998, an increase of $3.7 million or 53.6%. The increase in corporate expenses resulted mainly from performance bonuses paid to our executives, increases in the number of our employees and increased travel and other corporate overhead expenses relating to our expansion into new markets.

         EBITDA. EBITDA was $42.1 million for fiscal year 1999, compared to $29.7 million for fiscal year 1998, an increase of $12.4 million or 41.8%. Our EBITDA margin was 43.2% for fiscal year 1999, compared to 39.0% for fiscal year 1998. The increase in EBITDA and EBITDA margin was caused by the increase in net revenues which was partially offset by the increase in station operating expenses and corporate expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $9.9 million for fiscal year 1999, compared to $8.9 million for fiscal year 1998, an increase of $1.0 million or 11.2%. The increase was related to an increase in amortization costs as a result of the stations purchased in Puerto Rico, WCMA-FM, WMEG-FM and WEGM-FM and the purchase of 80% of the stock of JuJu Media, Inc.

         OPERATING INCOME. Operating income was $32.2 million for fiscal year 1999, compared to $20.9 million for fiscal year 1998, an increase of $11.3 million or 54.1%. The increase was due to the increase in net revenues, partially offset by the increase in operating expenses.

         INTEREST EXPENSE, NET. Interest expense was $21.2 million for fiscal year 1999, compared to $20.9 million for fiscal year 1998, an increase of $0.3 million or 1.4%. This increase was caused by lower interest income in fiscal year 1999 related to lower cash balances in fiscal year 1999.

         OTHER INCOME (EXPENSE). We had other expenses of $0.7 million for fiscal year 1999, compared to other income of $36.0 million for fiscal year 1998. The other expenses in 1999 resulted primarily from an additional write-down of owned vacant real estate in the Los Angeles area and the Nuestra Telefonica receivable. The other income in 1998 was the result of a gain on the sale of our AM stations during fiscal year 1998.

         NET INCOME. Our net income was $5.8 million for fiscal year 1999, compared to $18.8 million for fiscal year 1998, a decrease of $13.0 million or 69.1%. The decrease was caused by the absence of the gain on the sale of our AM stations.

         AFTER-TAX CASH FLOW. After-tax cash flow was $15.7 million for fiscal year 1999, compared to $7.5 million for fiscal year 1998, an increase of $8.2 million or 109.3%. This increase was primarily attributable to an increase in EBITDA, offset by higher income taxes.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         NET REVENUES. Net revenues were $76.1 million for fiscal year 1998, compared to $60.0 million for fiscal year 1997, an increase of $16.1 million or 26.8%. This increase was due primarily to the inclusion of the full year results of WRMA-FM, WXDJ-FM and WLEY-FM which we purchased on March 27, 1997. The increase in net revenues also resulted from a significant increase in the net revenues of our New York stations, WPAT-FM and WSKQ-FM, and our Miami station, WCMQ-FM, each of whose results were positively impacted by increased ratings. The increase in net revenues at each of our stations was partially offset by a decrease in net revenues from our Los Angeles station, KLAX-FM, in addition to the loss of revenues attributable to the sale of our AM stations in New York, Miami and Los Angeles.

         STATION OPERATING EXPENSES. Total station operating expenses were $39.5 million for fiscal year 1998, compared to $31.0 million for fiscal year 1997, an increase of $8.5 million or 27.4%. The increase in operating expenses was caused mainly by the inclusion of the full year results of WRMA-FM, WXDJ-FM and WLEY-FM.

         BROADCAST CASH FLOW. Broadcast cash flow was $36.6 million for fiscal year 1998, compared to $29.0 million for fiscal year 1997, an increase of $7.6 million or 26.2%. This increase was attributable to significant increases in net revenues partially offset by increased station operating expenses. Our broadcast cash flow margin was 48.1% for fiscal year 1998, compared to 48.3% for fiscal year 1997.

         CORPORATE EXPENSES. Total corporate expenses were $6.9 million for fiscal year 1998, compared to $5.6 million for fiscal year 1997, an increase of $1.3 million or 23.2%. The increase in corporate expenses was caused mainly by increased professional fees resulting from potential acquisitions and related financings.

         EBITDA. EBITDA was $29.7 million for fiscal year 1998, compared to $23.4 million for fiscal year 1997, an increase of $6.3 million or 26.9%. The increase in EBITDA was caused by the increase in net revenues, partially offset by increases in broadcasting operating expenses and corporate expenses, as described above. Our EBITDA margin was 39.0% for each of the fiscal years 1998 and 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $8.9 million for fiscal year 1998, compared to $7.6 million for fiscal year 1997, an increase of $1.3 million or 17.1%. The increase was related to an increase in amortization costs as a result of the acquisitions of WRMA-FM, WXDJ-FM and WLEY-FM offset by the decrease attributable to the sale of the AM stations.

         OPERATING INCOME. Operating income was $20.9 million for fiscal year 1998, compared to $15.8 million for fiscal year 1997, an increase of $5.1 million or 32.3%. The increase was due to the significant increase in net revenues, partially offset by the increase in operating expenses.

         INTEREST EXPENSE, NET. Interest expense was $20.9 million for fiscal year 1998 compared to $22.2 million for fiscal year 1997, a decrease of $1.3 million or 5.9%. The decrease was primarily due to the repurchase of $13.2 million aggregate principal amount of our 12 1/2% notes due 2002 in the first quarter of 1998.

         OTHER INCOME (EXPENSE). Other income was $36.0 million for fiscal year 1998, including gain on sale of AM stations of $36.2 million, compared to other expense of $0.8 million for fiscal year 1997. The other income in 1998 was due to the gain on the sale of the AM stations. The other expense in 1997 was due primarily to an additional write-down of owned vacant real estate in the Los Angeles area.

         NET INCOME (LOSS). Our net income for fiscal year 1998 was $18.8 million, compared to a net loss of $6.2 million for fiscal year 1997. The net income resulted from the increase in operating income, the gain from the sale of the AM stations and a slight decrease in interest expenses, partially offset by additional income taxes.

         AFTER-TAX CASH FLOW. After-tax cash flow was $7.5 million for fiscal year 1998, compared to $3.1 million for fiscal year 1997, an increase of $4.4 million or 141.9%. This increase was primarily attributable to an increase in EBITDA, and a decrease in net interest expense offset by higher income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity is cash provided by operations, and to the extent necessary undrawn commitments that will be available under the senior credit facilities we intend to enter into. We are negotiating with a group of banks to enter into senior credit facilities in the amount of $150.0 million. We expect to enter into these facilities in the last week of December 1999 or early January 2000. However, we cannot assure you that we will enter such facility in such time frame or at all. We intend to use a significant portion of our capital resources to make future acquisitions. These acquisitions will be funded from cash on hand, the senior credit facilities and internally generated cash flow, as well as equity financing.

         Assuming we enter into the credit facilities, from time to time we may borrow under the senior credit facilities in order to finance acquisitions, make capital improvements and to pay for other similar investments and transactions. The purchase price for our pending acquisition in Puerto Rico is $90.0 million. In connection with this acquisition, we have made an initial nonrefundable deposit of $10.0 million. We expect to finance this acquisition from cash on hand. Other sources of liquidity will include amounts available under the revolving credit line included in the senior credit facilities. Our ability to borrow in excess of the commitments provided by the senior credit facilities will be limited by the terms of the documents governing such credit facilities and indenture governing our senior subordinated notes due 2009 issued in the concurrent senior subordinated notes offering. Additionally, such terms will place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

         Net cash flows provided by operating activities were $20.8 million, $10.9 million and $6.4 million for fiscal years 1999, 1998 and 1997, respectively. Changes in our net cash flow from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the disposition of stations during those periods.

         Net cash flows provided by investing activities were $32.2 million for fiscal year 1998 and net cash flows used in investing activities were $38.4 and $144.4 million for fiscal years 1999 and 1997, respectively. Net cash flows used in financing activities were $3.1 million and $17.8 million for fiscal years 1999 and 1998 and net cash flows provided by financing activities were $144.8 million for fiscal year 1997.

         For fiscal year 1999, total capital expenditures were $ 2.1 million. These expenditures were financed by funds from operations.

         Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our obligations for the foreseeable future, including: (1) required significant cash interest payments pursuant to the terms of the senior subordinated notes due 2009, (2) operating obligations, and (3) capital expenditures. We base these beliefs on the following assumptions, but cannot assure you that they will be true:

         o the economic conditions within the radio broadcasting market and economic conditions in general will not deteriorate in any material respect;

         o     we will be able to successfully implement our business strategy;

         o we will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities; and

         o     no future acquisitions will adversely affect our liquidity.

         We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. Other than the pending acquisition in Puerto Rico described in this report, we have no written understandings, letter of intent or contracts to acquire radio stations. We anticipate that any future radio station acquisitions would be financed primarily by borrowings under our senior credit facilities and funds generated from operations, as well as equity financing, additional permitted debt financing or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

YEAR 2000 ISSUE

         The year 2000 issue is the result of computer programs which use two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system failures or miscalculations at our broadcast and corporate locations which in turn could cause disruptions of our operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

         We have performed an analysis of potential problems related to the year 2000 issue. Internally, we bear some risks in the following areas: computer hardware and software for our accounting and administrative functions, computer-controlled programming of music and the transmission of our signals. Externally, we are at risk, like most companies, of losing power and phone lines.

         In the administrative area, the vast majority of our hardware and software has been purchased over the past two years and is year 2000 compliant. We have upgraded or replaced all the computers which needed upgrades or replacement. In the programming areas, we utilize a system which is year 2000 compliant. Studio equipment, transmitters and other broadcasting equipment are not date sensitive and, consequently, do not pose a significant year 2000 threat. We have received assurances and/or upgrades from many vendors. Our MIS manager and one of our engineers have visited our locations and reported to upper management on definitive problems and solutions. As of September 26, 1999 we have spent $0.1 million to upgrade/replace non-compliant systems and equipment and do not anticipate having any further expenditure in connection with year 2000 compliance.

         The greatest threat to our ability to continue broadcasting on and after January 1, 2000 comes from the utilities upon which we are dependent. To date, we are not aware of any external utility vendor with a year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means for ensuring that such vendor will be year 2000 compliant. The inability of such vendors to adequately address the year 2000 issue on a timely basis could have a material adverse effect on us, including loss of revenue, and substantial unanticipated costs and service interruptions. In addition, disruptions in the economy generally resulting from the year 2000 issue could also materially adversely affect us.

         While we believe our efforts will reasonably assure that material disruptions will not occur due to internal or external failure, the possibility of interruption still exists. Our contingency plans for loss of power include "back-up" generators. This analysis was performed with our MIS manager, our engineers and our accounting staff.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 26, 1999. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

         We are not subject to currency fluctuations since we do not have any international operations. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of December 20, 1999. Our financial instruments outstanding at September 26, 1999 with market risk are our preferred stock and our debt obligations.

         PREFERRED STOCK. As of September 26, 1999 we had outstanding $245.8 million aggregate liquidation preference of our preferred stock. Our preferred stock accrued dividends at a rate of 14 1/4% per year payable semi-annually. We redeemed our preferred stock at 105% of its liquidation preference plus accumulated and unpaid dividends. See Item 1. "Business - Recent Developments".

         SENIOR NOTES. As of September 26, 1999 we had outstanding $93.9 million aggregate principal amount of our 12 1/2% notes and $75.0 million aggregate principal amount of our 11% notes. The 12 1/2% notes accrue interest at an annual rate of 12 1/2% and mature on June 15, 2002. The 11% notes accrued interest at an annual rate of 11% and were scheduled to mature on March 15, 2004. On September 30, 1999, we commenced consent solicitations and tender offers to repurchase our 11% notes and 12 1/2% notes. We received consents and tenders from all of our 11% notes and 99.7% of our 12 1/2% notes. We closed such tenders on November 3, 1999. See Item 1. "Business - Recent Developments".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this item 8 is included in Item 14, under "Consolidated Financial Statements and Schedules" appearing at the end of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements between us and our accountants on accounting or financial disclosure during our two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the directors, executive officers and certain key employees of SBS as of December 15, 1999. Each of our directors and officers serves until his successor is elected and qualifies.

                               NAME                    AGE                     POSITIONS WITH SBS
                               ----                    ---                     ------------------

                 Pablo Raul Alarcon, Sr.                73       Chairman Emeritus and Director
                 Raul Alarcon, Jr.                      43       Chairman of the Board of Directors, Chief
                                                                   Executive Officer and President
                 Jose Grimalt                           70       Secretary Emeritus and Director
                 Joseph A. Garcia                       54       Chief Financial Officer, Executive Vice
                                                                   President and Secretary
                 Luis Diaz-Albertini                    48       Vice President/Group Sales
                 Jesus Salas                            24       Vice President of Programming
                 Roman Martinez IV                      51       Director
                 Jason L. Shrinsky                      62       Director

         PABLO RAUL ALARCON, SR. was our Chairman of the Board of Directors from March 1983 until November 2, 1999, when he became Chairman Emeritus. Mr. Alarcon, Sr. continues to be a member of our board of directors. He also serves as the Chairman of the Board of Directors of SBS-NJ, and those of SBS's other subsidiaries that own and operate SBS's radio stations. Mr. Alarcon, Sr. has been involved in Spanish-language radio broadcasting for much of his life. He started his broadcasting career in Cuba in the early 1950's when he established a radio station chain in Camaguey, Cuba. Upon his arrival in the United States, Mr. Alarcon, Sr. continued his career in radio broadcasting and was an on-air personality in a New York radio station before being promoted to programming director. Mr. Pablo Raul Alarcon, Sr. subsequently owned and operated a recording studio and an advertising agency. In 1983, he purchased our first radio station. Mr. Alarcon, Sr. is Raul Alarcon, Jr.'s father.

         RAUL ALARCON, JR. has been Chief Executive Officer since June 1994 and President and a director since October 1985. On November 2, 1999, Mr. Alarcon, Jr. became Chairman of the Board of Directors and continues as our Chief Executive Officer and President. He also serves as the President and a Director of Spanish Broadcasting System, Inc., a New Jersey corporation that is wholly-owned by SBS, and President or Vice President of those of SBS's other subsidiaries that own and operate our radio stations. Mr. Alarcon, Jr. joined SBS-NJ as a sales manager in 1983 and became a director and the Chief Executive Officer and President of SBS-NJ in 1986. Mr. Alarcon, Jr. is responsible for our long-range strategic planning and was instrumental in the acquisition and financing of each of our radio stations as well as the recently completed initial public offering. Mr. Alarcon, Jr. is the son of Mr. Alarcon, Sr. and the son-in-law of Mr. Grimalt.

         JOSE GRIMALT has been a member of our board of directors since June 1994. On November 2, 1999, Mr. Grimalt became Secretary Emeritus. From 1969 to 1986, Mr. Grimalt owned and operated Spanish-language station WLVH-FM in Hartford, Connecticut. In 1984, Mr. Grimalt became a stockholder and the President of SBS's California subsidiary which operated KXMG-AM in Los Angeles. Mr. Grimalt is Mr. Alarcon, Jr.'s father-in-law.

         JOSEPH A. GARCIA has been Chief Financial Officer since June 1994 and Executive Vice President since March 1996. On November 2, 1999, Mr. Garcia became Secretary of SBS. He joined SBS-NJ in 1984 and since then has served as the Chief Financial Officer of SBS-NJ and those of SBS's subsidiaries that own and operate SBS's radio stations. Before joining SBS-NJ, Mr. Garcia spent thirteen years in financial positions with Philip Morris and Revlon, where he was Manager of Financial Planning for Revlon-Latin America.

         JESUS SALAS has been the Vice President of Programming since April 1998. He joined SBS in March 1997 as the Programming Director for our Miami stations. Prior to joining us he worked for New Age Broadcasting, Inc., where he began his career in November 1993 as a disc jockey and was eventually promoted to programming director.

         LUIS DIAZ-ALBERTINI has been the Vice President/Group Sales since September 1998. He began his employment with SBS as the General Manager of WLEY-FM in Chicago in March 1997. Prior to joining us, Mr. Diaz-Albertini's experience included being VP/General Manager of the four stations located in Miami for Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation). Mr. Diaz-Albertini has worked in the broadcasting industry for 26 years.

         ROMAN MARTINEZ IV became one of our directors on November 2, 1999. Mr. Martinez is a Managing Director for the investment banking firm of Lehman Brothers Inc. where he has held his title since 1978. Mr. Martinez has been an investment banker advising corporations on financings, mergers and acquisitions and related financial matters since 1971. Mr. Martinez sits on the Board of Governors of New York Presbyterian Healthcare System, Inc. and on the Board of Directors of the International Rescue Committee. Lehman Brothers Inc. was engaged by us as financial advisor, lead underwriter for our initial public offering and the concurrent offering of our senior subordinated notes due 2009, Dealer-Manager for the tender offers and consent solicitations relating to our 11% and 12 1/2% notes, and sole lead arranger and book running manager with respect to the senior credit facilities. An affiliate of Lehman Brothers Inc., Lehman Commercial Paper Inc., will act as administrative agent in connection with the senior credit facilities.

         JASON L. SHRINSKY became one of our directors on November 2, 1999. Mr. Shrinsky is a partner of the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP, where he has been a partner since 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye, Scholer, Fierman, Hays & Handler, LLP has served as counsel to us for more than 15 years, including in connection with our initial public offering, the concurrent senior subordinated notes offering, the tender offers for our 11% and 12 1/2% notes and the pending purchase of the eight radio stations in Puerto Rico. The fees paid by us to Kaye, Scholer, Fierman, Hays & Handler, LLP do not exceed five percent of such law firm's consolidated gross revenues for its last full fiscal year.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board of directors established an Audit Committee whose members are Roman Martinez IV and Jason L. Shrinsky.

         Our board of directors also maintains a Compensation Committee, whose members consist of Mr. Alarcon, Jr., Roman Martinez IV and Jason L. Shrinsky. Mr. Alarcon, Jr. is our Chairman of the Board, Chief Executive Officer and President. The Compensation Committee did not meet in fiscal year 1999. Compensation for our executive officers for fiscal 1999 was determined by Mr. Alarcon, Jr. See "Certain Relationships and Related Transactions."

ITEM 11. EXECUTIVE COMPENSATION

         The following sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries in all capacities during the fiscal years 1999, 1998 and 1997 by our Chief Executive Officer and President and our next four highest paid executive officers at September 26, 1999, whose annual salary and bonus exceeded $100,000. On November 2, 1999, Messrs. Alarcon, Sr. and Grimalt retired as salaried executives of SBS but will remain as members of our board of directors.

SUMMARY COMPENSATION TABLE

                                                                                                     Other Annual
            Name                Principal Position      Year          Salary            Bonus        Compensation
            ----                ------------------      ----          ------            -----        ------------
Raul Alarcon, Jr.              Chief Executive          1999     $1,985,768         $1,365,857         $202,452(2)
                               Officer and              1998      1,633,743(1)         215,000           63,624(2)
                               President                1997      1,361,647                 --           86,774(2)

Pablo Raul Alarcon, Sr.        Chairman of the          1999        481,846(5)         362,368(3)        59,291(3)
                               Board of Directors       1998        492,577             25,000           50,745(3)
                                                        1997        474,000            200,000                 (4)

Jose Grimalt                   Secretary and            1999        250,000(5)          25,368                 (4)
                               Director                 1998        250,000             25,000                 (4)
                                                        1997        310,184                 --                 (4)

Joseph A. Garcia               Executive Vice           1999        296,298            385,000                 (4)
                               President and Chief      1998        266,346             27,500                 (4)
                               Financial Officer        1997        244,671             53,000                 (4)

Luis Diaz-Albertini            Vice President/          1999        225,053            210,000                 (4)
                               Group Sales              1998        200,000             25,000                 (4)
                                                        1997         69,231                 --                 (4)

(1) Excludes amounts paid by us in connection with our lease of an apartment in Manhattan owned by Mr. Alarcon, Jr. which is used primarily by Mr. Alarcon, Jr. while on SBS business in New York. Excludes the payment of a dividend to our stockholders, of which Mr. Alarcon, Jr. received $3.1 million. See "Certain Relationships and Related Transactions." Excludes relocation expenses made in connection with relocation of our headquarters.

(2) Mr. Alarcon, Jr. received personal benefits in addition to his salary and bonus, including use of automobiles. We paid an aggregate of $96,512, $62,691 and $86,774 in each of 1999, 1998 and 1997, respectively, for automobiles used, including driver's salary, by Mr. Alarcon, Jr. Pursuant to his amended and restated employment agreement, Mr. Alarcon, Jr. Pursuant to his amended and restated employment agreement, Mr. Alarcon, Jr. is currently entitled to the use of only one automobile with a driver. Mr. Alarcon, Jr. received personal benefits estimated at $202,452, including the use of automobiles and an apartment in Key Biscayne, Florida. We intend to terminate the lease for his apartment in Key Biscayne after completion of construction of his new home.

(3) In addition to his salary, Mr. Alarcon, Sr. received bonuses and personal benefits including the use of automobiles. We paid Mr. Alarcon, Sr. a one time payment of $317,000 as a bonus. We also paid an aggregate of $57,451 and $49,812 in each of 1999 and 1998, respectively, for automobiles used, including driver's salary, by Mr. Alarcon, Sr.

(4) Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(5) Messrs. Alarcon, Sr. and Grimalt will not receive compensation as officers of SBS subsequent to the first quarter of fiscal year 2000. However, they will continue to be entitled to reimbursement of their out-of-pocket expenses as members of the board of directors, will be provided, at our expense, with the use of automobiles and, in the case of Mr. Alarcon, Sr., a driver. We have purchased annuities for the retirement of Messrs. Alarcon, Sr. and Grimalt. See "Employment Agreements and Arrangements."

DIRECTOR COMPENSATION

         Directors who are officers or former officers do not receive any additional compensation for serving on our board of directors. All directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. All of our non-employee directors are eligible to receive options under our stock plans as described below. In connection with their election to the board of directors on November 2, 1999, we granted each of Messrs. Roman Martinez IV and Jason L. Shrinsky options for 50,000 shares of Class A Common Stock exercisable at the public offering price, of which 10,000 vested immediately. Mr. Shrinsky will hold his options for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP. See "Stock Plans -- Non-Employee Director Stock Option Plan."

         Arnold Sheiffer, who served as a director from 1996 until August 1999, will receive a cash payment of $250,000 which has been accrued in fiscal year 1999 and has been granted options to purchase 250,000 shares of Class A Common Stock exercisable at $20.00 per share (which vested on November 2, 1999), for his past services as a director.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

RAUL ALARCON, JR.

         We have an amended and restated employment agreement with Raul Alarcon, Jr. pursuant to which Mr. Alarcon, Jr. serves as our Chairman of the Board of Directors, Chief Executive Officer and President. This new agreement became effective on November 2, 1999, expires on December 31, 2004 and renews for successive one-year periods after December 31, 2004, unless notice of termination is delivered by either party 90 days prior to the termination date. The agreement provides for a base salary of not less than $1.0 million for each year of the employment term, which may be increased by the board of directors. Under the terms of the agreement, Mr. Alarcon, Jr. will be paid an annual cash performance bonus determined by the board of directors based on annual same station broadcast cash flow growth. Mr. Alarcon, Jr. will receive options to purchase 100,000 shares of Class A Common Stock each year of employment. The initial grant of 100,000 shares was made on October 27, 1999 and vested on November 2, 1999 at an exercise price equal to $20.00 per share. The additional grants thereafter vest on each anniversary of the effective date of the agreement at an exercise price equal to the then fair market value of our Class A Common Stock. Mr. Alarcon, Jr. is also entitled to participate in our employee benefit plans and to receive other non-salary benefits, such as health insurance, life insurance, reimbursement for business related expenses and reimbursement for personal tax and accounting expenses. The agreement provides that Mr. Alarcon, Jr.'s employment may be terminated at the election of the board of directors upon his disability or for cause (as defined in the agreement). Pursuant to the agreement, Mr. Alarcon, Jr. is entitled to the use of one automobile and driver at our expense.

JOSEPH A. GARCIA

         We have an employment agreement with Joseph A. Garcia pursuant to which Mr. Garcia serves as our Chief Financial Officer, Executive Vice President and Secretary. This employment agreement became effective on November 2, 1999, terminates on September 30, 2002 and automatically renews for successive one-year periods after September 30, 2002, unless notice of termination is delivered by either party within 90 days prior to the termination date or any succeeding September 30. Mr. Garcia receives an annual base salary of $300,000 which may be increased by the board of directors. In addition, Mr. Garcia is entitled to receive (a) an annual cash bonus to be determined by the board of directors, based on performance, and (b) options to purchase 250,000 shares of Class A Common Stock for past performance granted on October 27, 1999, with 50,000 shares vesting on November 2, 1999 at an exercise price equal to $20.00 per share and 200,000 shares to vest ratably over a four-year period. Mr. Garcia is also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses.

LUIS DIAZ-ALBERTINI

         We have an employment agreement with Luis Diaz-Albertini pursuant to which Mr. Albertini serves as our Vice President/Group Sales. The employment agreement became effective on November 2, 1999, terminates on November 2, 2002 and automatically renews for successive one-year periods after November 2, 2002, unless notice of termination is delivered by either party within 90 days prior to the termination date or any succeeding November 2. Mr. Albertini receives an annual salary of $225,000 which may be increased by the board of directors. In addition, Mr. Albertini is entitled to receive (a) an annual cash bonus to be determined by the board of directors, based on performance, and (b) options to purchase 50,000 shares of Class A Common Stock for past performance granted on October 27, 1999, with 10,000 shares vesting on November 2, 1999 at an exercise price equal to $20.00 per share and 40,000 shares to vest ratably over a four-year period. Mr. Albertini is also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses.

ANNUITY

         We purchased an annuity from The Canada Life Assurance Company as a retirement vehicle for the benefit of Messrs. Alarcon, Sr. and Grimalt for $10.2 million. Messrs. Alarcon, Sr. and Grimalt will receive annual payments of approximately $700,000 and $300,000, respectively, for the rest of their lives. Mr. Alarcon's wife and Mr. Grimalt's wife are joint annuitants with their husbands. Should either Mrs. Alarcon, Sr. or Mrs. Grimalt survive their husbands, they would receive annual payments of $350,000 and $150,000, respectively.

STOCK PLANS

1999 STOCK OPTION PLAN

         We have adopted an option plan to incentivize our present and future executive, managerial and other employees through equity ownership. The option plan provides for the granting of stock options to individuals selected by the compensation committee of the board of directors (or by the board if such committee is not appointed). An aggregate of 3,000,000 shares of Class A Common Stock have been reserved for issuance under this option plan. The option plan allows us to tailor incentive compensation for the retention of personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. As of December 20, 1999, 1,270,000 shares of Class A Common Stock have been granted under this plan at the exercise price equal to $20.00 per share.

         The compensation committee, or such other committees as the board of directors shall determine, has discretion to select the participants, to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the option plan. The option plan terminates ten years from the date that it was approved and adopted by the stockholders of SBS. Generally, a participant's rights and interest under the option plan are not transferable except by will or by the laws of descent and distribution.

         Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of Class A Common Stock at a price fixed by the compensation committee. The option price may be less than, equal to or greater than the fair market value of the underlying shares of Class A Common Stock, but in no event will the exercise price of an incentive stock option be less than the fair market value on the date of grant.

         Options will expire no later than ten years after the date on which they are granted (five years in the case of incentive stock options granted to 10% stockholders). Options will become exercisable at such times and in such installments as the compensation committee or other designated committee shall determine. Notwithstanding this, any nonexercisable options shall immediately vest and become exercisable upon a change in control of SBS. Upon termination of a participant's employment with SBS, options that are not exercisable will be forfeited immediately and options that are exercisable will remain exercisable for twelve months following any termination by reason of an optionholder's death, disability or retirement. If termination is for any other reason other than cause, exercisable options will remain exercisable for three months following such termination. Payment of the option price must be made in full at the time of exercise in such form (including, but not limited to, cash or common stock of SBS) as the compensation committee may determine.

         In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, distribution of assets, or any other change in the corporate structure of shares of SBS, the compensation committee will have the discretion to make any adjustments it deems appropriate in the number and kind of shares reserved for issuance upon the exercise of options and vesting of grants under the option plan and in the exercise price of outstanding options.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         We have also adopted a separate option plan for our non-employee directors. The terms of the plan provide that the board of directors has the discretion to grant stock options to any non-employee director. An aggregate of 300,000 shares of Class A Common Stock have been reserved for issuance under this option plan. The plan is administered by the board of directors. In connection with their election as directors, we granted each of Messrs. Shrinsky and Martinez an option under this plan to purchase 50,000 shares of Class A Common Stock exercisable at the offering price. Of these 50,000 shares, 10,000 shall vest immediately and 10,000 shall vest each year over the next four years on the anniversary of the grant so long as they remain directors. Mr. Shrinsky will hold his options for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP. Any non-exercisable options shall immediately vest and become exercisable upon a change in control of SBS. If their service as directors is terminated for any reason, all options held by non-employee directors which have not then vested shall terminate automatically.

401(k) PLAN

         We offer a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering our employees. Pursuant to the 401(k) Plan, an employee may elect to reduce his annual salary by 1%-15%, not to exceed the statutorily prescribed annual limit which is $10,000 for 1999, and have the amount of such reduction contributed to the 401(k) Plan. We may, at our option and in our sole discretion, make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants. The 401(k) Plan is intended to qualify under
Section 401(a) of the Code so that contributions by employees or by us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until distributed to them and contributions by us will be deductible by us when, and if, made. The trustees under the 401(k) Plan, at the direction of each participant, invest such participant's assets in the 401(k) Plan in selected investment options.

LIMITATIONS ON DIRECTORS' AND OFFICERS' LIABILITY

         Our third amended and restated certificate of incorporation has a provision which limits the liability of directors to us to the maximum extent permitted by Delaware law. The third amended and restated certificate of incorporation specifies that our directors will not be personally liable for monetary damages for breach of fiduciary duty as a director. This limitation does not apply to actions by a director or officer that do not meet the standards of conduct which make it permissible under the Delaware General Corporation Law for SBS to indemnify such director or officer.

         Our amended and restated by-laws provide for indemnification of directors and officers (and others) in the manner, under the circumstances and to the fullest extent permitted by the Delaware General Corporation Law. This generally authorizes indemnification as to all expenses incurred or imposed as a result of actions, suits or proceedings if the indemnified parties act in good faith and in a manner they reasonably believe to be in or not opposed to the best interests of SBS. Each director has entered into an indemnification agreement with us that provides for indemnification to the fullest extent provided by law. We believe that these provisions are necessary or useful to attract and retain qualified persons as directors and officers.

         We have obtained insurance for the benefit of our directors and officers that provides for coverage of up to $100.0 million.

         There is no pending litigation or proceeding involving a director or officer as to which indemnification is being sought.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our board of directors maintains a Compensation Committee, whose members consist of Mr. Alarcon, Jr., Roman Martinez IV and Jason L. Shrinsky. Mr. Alarcon, Jr. is our Chairman of the Board, Chief Executive Officer and President. Roman Martinez IV and Jason L. Shrinsky are directors. The Compensation Committee did not meet in fiscal year 1999. Compensation for our executive officers for fiscal year 1999 was determined by Mr. Alarcon, Jr. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of our Class A Common Stock and our Class B Common Stock as of December 20, 1999, by:

         o each person known by us to beneficially own more than 5% of any class of common stock; and

         o     each director and each named executive officer.

         All shares are owned with sole voting and investment power.




                                 CLASS A SHARES                CLASS B SHARES
                             ------------------------     -------------------------
                                                                                       PERCENT OF
                               SHARES      PERCENT OF       SHARES       PERCENT OF      TOTAL        PERCENT OF
                             NUMBER OF      CLASS A       NUMBER OF       CLASS B       ECONOMIC     TOTAL VOTING
NAME AND ADDRESS(1)(2)         SHARES        SHARES         SHARES         SHARES        INTEREST        POWER
----------------------       ---------     ----------     ---------      ----------    ----------     ----------

Pablo Raul Alarcon, Sr.            --           0%        1,070,000            3.0%        1.9%        2.9%
Raul Alarcon, Jr. .......     100,000(5)        *        26,156,750           74.4%       46.1%       70.1%
Jose Grimalt ............          --           0%          511,650            1.5%         *          1.4%
Joseph A. Garcia ........      55,000(5)        *             5,000             *           *           *
Luis Diaz-Albertini .....      22,470(5)        *                --              0%         *           *
Roman Martinez IV .......      10,000(5)        *                --              0%         *           *
Jason L. Shrinsky .......      10,000(5)(6)     *                --              0%         *           *
 All executive officers
    and directors as
    a group .............     197,470(5)        *        27,743,400            78.9%       49.0%       74.3%
 CIBC World Markets
     Inc.(3) ............          --           0%        2,271,250             6.5%        4.0%        6.1%

   The Mainstay Funds, on
      Behalf of its
      High Yield
      Corporate Bond
      Fund Series(4) ....          --           0%        1,041,350             3.0%        1.8%        2.8%



---------------

*  Indicates less than 1%.

(1) The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 3191 Coral Way, Miami, Florida 33145.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that the person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(3) The address of CIBC World Markets Inc. is 425 Lexington Avenue, 6th Floor, New York, New York 10017.

(4) The address of The Mainstay Funds, on Behalf of its High Yield Corporate Bond Fund Series is c/o MacKay Shields LLC, 9 West 57 Street, New York, New York.

(5) Indicates Class A Common Stock issuable upon the exercise of options that are exercisable within sixty days of the date of this report and does not include shares issuable upon exercise of options that have not yet vested. Joseph A. Garcia and Luis Diaz-Albertini were granted options to exercise 50,000 and 10,000 shares, respectively.

(6) Mr. Shrinsky will hold his options for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We purchased an annuity from The Canada Life Assurance Company as a retirement vehicle for the benefit of Messrs. Alarcon, Sr., our Chairman Emeritus and a member of our board of directors, and Grimalt, our Secretary Emeritus and a member of our board of directors. We paid $10.2 million for such annuity and Messrs. Alarcon, Sr. and Grimalt will receive annual payments of approximately $700,000 and $300,000, respectively.

         We entered into an agreement with Mr. Alarcon, Sr. for the sale by us of the assets and liabilities of radio station WVMQ-FM operating in Key West, Florida and radio station WZMQ-FM operating in Key Largo, Florida. The sale price paid by Mr. Alarcon, Sr. for these stations was $700,000. The agreement contains customary representations and warranties, and the closing of the sale of these stations is subject to the satisfaction of certain conditions, including approval of the FCC. We have filed an application with the FCC. We expect to complete the sale of these stations our second quarter of fiscal year 2000.

         We lease a two-bedroom furnished condominium apartment in midtown Manhattan from Mr. Alarcon, Jr., our Chief Executive Officer, President and Chairman of our board of directors, for a monthly rent of $9,000. The lease commenced in August 1987 and will expire in August 2007. During fiscal years 1999 and 1998, we renovated the apartment and incurred approximately $0.2 million in renovation expenses. Generally, the apartment is used by Mr. Alarcon, Jr. while on SBS business in New York. We believe that the lease for this apartment is at the market rate.

         For the year ended September 26, 1999, SBS paid operating expenses aggregating $0.1 million for a boat owned by CMQ Radio, an entity owned equally by Messrs. Alarcon, Sr. and Alarcon, Jr. The boat was used by SBS for business entertainment. For the year ended September 26, 1999, the amount paid by SBS for our use of the boat owned by CMQ Radio was comparable to amounts we would have paid had we leased the boat from an unaffiliated party. In November 1999, we discontinued our arrangement with respect to this boat. We do not expect to make any further payments to CMQ Radio, Inc.

         Effective July 1993, Messrs. Alarcon, Sr. and Alarcon, Jr. executed promissory notes to SBS for the principal amounts of $0.5 million and $1.6 million, respectively. These promissory notes evidenced loans made by SBS to Messrs. Alarcon, Sr. and Alarcon, Jr. over several prior years. The notes were to mature in 2001 and bore interest at the rate of 6% percent per annum until July 19, 1994 and after that at the lesser of 9% percent per annum or the prime rate charged by the Chase Manhattan Bank, N.A. Interest on the unpaid principal amount of the notes was payable annually. In December 1995, SBS exchanged these promissory notes for amended and restated notes in the principal amounts of $0.6 million and $1.9 million due from Messrs. Alarcon, Sr. and Alarcon, Jr., respectively. The amended and restated notes bear interest at the rate of 6.36% per annum, and mature on December 30, 2025, and the interest is payable in 30 equal annual installments of $43,570 and $143,158, respectively, on December 30th of each year starting December 30, 1996. As of September 26, 1999, $0.6 million and $1.9 million, plus accrued and unpaid interest of $0.1 million and $0.4 million to date, was outstanding, respectively, on these promissory notes. Upon completion of our initial public offering, Messrs. Alarcon, Sr. and Alarcon, Jr. have paid all remaining amounts outstanding under these notes using their portion of the proceeds they received as selling stockholders in our initial public offering.

         In 1992, Messrs. Alarcon, Sr. and Alarcon, Jr. acquired a building in Coral Gables, Florida, for the purpose of housing the studios of WCMQ-AM and WCMQ-FM. In June 1992, SBS-Florida, a subsidiary of SBS, entered into a 20-year net lease with Messrs. Alarcon, Sr. and Alarcon, Jr. for the Coral Gables building which provides for a base monthly rent of $9,000. Effective June 1, 1998, the lease on this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcon, Sr. and Alarcon, Jr. This building currently houses the offices and studios of all of the Miami stations. The lease on the stations' previous studios expired in October 1993, was for less than half the space of the stations' present studios and had a monthly rental of approximately $7,500. Based upon our prior lease for studio space, we believe that the lease for the current studio is at market rates.

         In 1992, Mr. Alarcon, Jr. and other investors organized Nuestra Telefonica, Inc., a New York corporation, to operate long distance telephone service in Spanish aimed at the Hispanic population in the markets served by our radio stations. In February 1993, Nuestra Telefonica entered into an access agreement with a common carrier and commenced operations. Nuestra Telefonica advertised its Spanish-language long distance telephone service on our radio stations in Los Angeles and New York and purchased this air time at standard station rates. Since early 1994, Nuestra Telefonica has not utilized any air time on our radio stations. As of September 26, 1999 Nuestra Telefonica owed SBS $0.4 million related to unpaid air time and $0.3 million related to certain expenses paid by SBS on Nuestra Telefonica's behalf. The amounts due were recorded on our books as a receivable and due from related party asset, respectively. Mr. Alarcon, Jr. personally guaranteed the payment of $0.5 million of Nuestra Telefonica's obligations to SBS. Mr. Alarcon, Jr. is Nuestra Telefonica's Chairman and majority shareholder. Joseph A. Garcia, our Executive Vice President and Chief Financial Officer and Secretary, is Nuestra Telefonica's President and a minority shareholder. Nuestra Telefonica is no longer an operating entity and, therefore, upon the completion of our initial public offering we forgave the loans and canceled the guarantees described above. The unreserved portion of these receivables were written-off by SBS at September 26, 1999 and is included in our financial statements under the line item "Other income (expense), net".

         Mr. Grimalt's son is employed by SBS as an operations manager. He was paid $128,345 and a bonus of $5,000 for the fiscal year ended September 26, 1999. Mr. Alarcon, Jr.'s uncle is currently employed by us as an operations manager and his salary is $76,200.

         Roman Martinez IV, one of our directors, is a Managing Director for Lehman Brothers Inc. which acted as financial advisor, lead underwriter for our initial public offering and the concurrent offering of our senior subordinated notes, dealer-manager for the tender offers and consent solicitations relating to our 11% and 12 1/2% notes, and sole lead arranger and book running manager with respect to the senior credit facilities. Jason L. Shrinsky, one of our directors, is a partner of Kaye, Scholer, Fierman, Hays & Handler, LLP, which firm has regularly represented us as our legal counsel and will continue to do so. See "Item 10. Directors and Executive Officers of the Registrant" and "Item
12. Security Ownership of Certain Beneficial Owners and Management."

See "See Item 10. Directors and Executive Officers of the Registrant - Committees of the Board of Directors."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) 1.   Financial Statements

                  The following financial statements have been filed as required by Item 8 of this report:

                       Reports of Independent Auditors

                       Consolidated Balance Sheets as of September 27, 1998 and
                         September 26, 1999

                       Consolidated Statements of Operations for each of the
                         fiscal years in the three-year period ended September 26, 1999

                       Consolidated Statements of Changes in Stockholders'
                         Deficiency for each of the fiscal years in the three-year period ended September 26, 1999

                       Consolidated Statements of Cash Flows for each of the
                         fiscal years in the three-year period ended September 26, 1999

                       Notes to Consolidated Financial Statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                              PAGE

Report of KPMG LLP, independent auditors                                                       F-2

Consolidated Balance Sheets as of September 27, 1998
    and September 26, 1999                                                                     F-3

Consolidated Statements of Operations for each of the fiscal years in the three-year
    period ended September 26, 1999                                                            F-5

Consolidated Statements of Changes in Stockholders' Deficiency for each of the
    fiscal years in the three-year period ended September 26, 1999                             F-6

Consolidated Statements of Cash Flows for each of the fiscal years in the three-year
    period ended September 26, 1999                                                            F-7

Notes to Consolidated Financial Statements                                                     F-9

Financial Statement Schedule -- Valuation and Qualifying Accounts                             F-31


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of September 27, 1998 and September 26, 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 26, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




December 10, 1999

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                   September 27, 1998 and September 26, 1999


                                                                                   SEPTEMBER 27,     SEPTEMBER 26,
                                                                                       1998              1999
                                                                                   -------------     -------------
                      Assets

Current assets:
    Cash and cash equivalents                                                      $ 37,642,227        16,974,650
    Receivables:
       Trade                                                                         20,777,151        26,006,007
       Barter                                                                         3,582,751         2,260,217
                                                                                   ------------      ------------
                                                                                     24,359,902        28,266,224
    Less allowance for doubtful accounts                                              7,770,060         6,365,959
                                                                                   ------------      ------------
                Net receivables                                                      16,589,842        21,900,265

    Other current assets                                                              1,822,584         2,194,387
                                                                                   ------------      ------------
                Total current assets                                                 56,054,653        41,069,302

Property and equipment, net                                                          14,942,933        14,777,703

Intangible assets, net of accumulated amortization of
    $27,563,051 in 1998 and $35,654,956 in 1999                                     272,261,440       301,454,059

Deferred financing costs, net of accumulated
    amortization of $4,257,074 in 1998 and $5,815,931 in 1999                         7,275,980         6,228,716

Due from related party                                                                  289,869                --
Deferred offering costs                                                                      --         1,965,551
Other assets                                                                            209,301           185,190
                                                                                   ------------      ------------
                                                                                   $351,034,176       365,680,521
                                                                                   ============      ============




See accompanying notes to consolidated financial statements.


                                                                                   SEPTEMBER 27,     SEPTEMBER 26,
                                                                                       1998              1999
                                                                                   -------------     -------------
          Liabilities and Stockholders' Deficiency

Current liabilities:
    Current portion of other long-term debt                                        $       47,496         1,800,572
    Accounts payable                                                                    2,612,952         1,381,966
    Accrued expenses                                                                    5,838,808        10,112,106
    Accrued interest                                                                    3,941,088         3,941,088
    Deferred commitment fee                                                             2,141,456         2,686,004
    Dividends payable                                                                   1,124,360         1,323,018
                                                                                   --------------      ------------
                Total current liabilities                                              15,706,160        21,244,754

12 1/2% Senior unsecured notes due 2002, net of
    unamortized discount of $2,224,535
    in 1998 and $1,630,076 in 1999                                                     91,668,465        92,262,924
11% Senior unsecured notes due 2004                                                    75,000,000        75,000,000
Other long-term debt, less current portion                                              4,410,505         3,422,341
Deferred income taxes                                                                   9,074,596        12,954,515
Redeemable Preferred Stock:
    14 1/4% Series A Senior Exchangeable Preferred Stock,
       $.01 par value. Authorized 1,000,000 shares, issued
       and outstanding 214,260 shares (liquidation
       value $214,260,000) in 1998 and 245,815 shares
       (liquidation value $245,815,000) in 1999                                       201,367,927       235,918,055

Stockholders' deficiency:
    Class A common stock, $.0001 par value. Authorized
       100,000,000 shares; none issued and outstanding                                        --                --
    Class B common stock, $.0001 par value. Authorized
       50,000,000 shares; issued and outstanding
       30,333,400 shares in 1998 and 39,448,550
       shares in 1999                                                                       3,033             3,945

    Additional paid-in capital                                                          6,867,334         6,869,241
    Accumulated deficit                                                               (50,604,436)      (79,535,846)
                                                                                   --------------      ------------
                                                                                      (43,734,069)      (72,662,660)
    Less loans receivable from stockholders                                            (2,459,408)       (2,459,408)
                                                                                   --------------      ------------
                Total stockholders' deficiency                                        (46,193,477)      (75,122,068)
                                                                                   --------------      ------------
Commitments and contingencies (notes 10, 12 and 15)
                                                                                   $  351,034,176       365,680,521
                                                                                   ==============      ============


                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     Fiscal years ended September 28, 1997,
                   September 27, 1998 and September 26, 1999



                                                                                        YEAR ENDED
                                                                    ------------------------------------------------
                                                                         1997              1998             1999
                                                                    -------------      -----------      ------------
Gross revenues                                                      $  67,981,407       86,766,158       111,233,463
Less agency commissions                                                 7,971,827       10,623,062        13,882,877
                                                                    -------------      -----------      ------------
             Net revenues                                              60,009,580       76,143,096        97,350,586
                                                                    -------------      -----------      ------------
Operating expenses:
    Engineering                                                         2,099,116        1,924,744         2,222,605
    Programming                                                         7,081,521        8,462,258        10,120,338
    Selling                                                            14,980,035       18,574,529        22,015,346
    General and administrative                                          6,879,443       10,558,965        10,260,931
    Corporate expenses                                                  5,595,403        6,892,705        10,636,435
    Depreciation and amortization                                       7,618,921        8,876,876         9,905,574
                                                                    -------------      -----------      ------------
                                                                       44,254,439       55,290,077        65,161,229
                                                                    -------------      -----------      ------------
             Operating income                                          15,755,141       20,853,019        32,189,357

Other income (expense):
    Interest expense, net                                             (22,201,114)     (20,860,210)      (21,178,164)
    Other, net                                                           (790,548)        (213,239)         (748,898)
    Gain on sale of AM stations                                               --        36,241,947                --
                                                                    -------------      -----------      ------------
             Income (loss) before income
               taxes and extraordinary item                            (7,236,521)      36,021,517        10,262,295
Income tax expense (benefit)                                           (2,714,411)      15,624,032         4,444,919
                                                                    -------------      -----------      ------------
Income (loss) before extraordinary item                                (4,522,110)      20,397,485         5,817,376
Extraordinary item--loss on extinguishment
    debt, net of income taxes of $1,097,836
    in 1997 and $1,075,149 in 198                                      (1,646,753)      (1,612,723)               --
                                                                    -------------      -----------      ------------
             Net income (loss)                                      $  (6,168,863)      18,784,762         5,817,376
                                                                    =============      ===========      ============
Net loss applicable to common
    stockholders [note 2(n)]                                        $ (23,212,494)     (11,484,845)      (28,931,410)
                                                                    =============      ===========      ============
Basic and diluted loss per common share:
      Net loss per common share before
        extraordinary item                                          $       (0.71)           (0.33)            (0.86)
      Net loss per common share for
        extraordinary item                                                  (0.06)           (0.05)              --
                                                                    -------------      -----------      ------------
      Net loss per common share                                     $       (0.77)           (0.38)            (0.86)
                                                                    =============      ===========      ============
      Weighted average common shares out-
        standing (basic and diluted)                                   30,333,400       30,333,400        33,584,576
                                                                    =============      ===========      ============



See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

         Consolidated Statements of Changes in Stockholders' Deficiency

                     Fiscal years ended September 28, 1997,
                    September 27, 1998 and September 26, 1999


                                                         CLASS B
                                                       COMMON STOCK                                   LESS: LOANS
                                                 -------------------     ADDITIONAL                    RECEIVABLE        TOTAL
                                                  NUMBER       PAR        PAID-IN      ACCUMULATED        FROM        STOCKHOLDERS'
                                                 OF SHARES    VALUE       CAPITAL        DEFICIT      STOCKHOLDERS      DEFICIENCY
                                                 ---------   -------    -----------    -----------    ------------    -------------
Balance at September 29, 1996                   30,333,400   $ 3,033     10,809,037    (11,906,690)    (2,474,236)      (3,568,856)

Retirement of preferred stock and warrants              --        --    (11,887,981)            --             --      (11,887,981)

Issuance of warrants                                    --        --     16,625,000             --             --       16,625,000

Accretion of preferred stock                            --        --             --     (1,659,695)            --       (1,659,695)

Preferred stock dividends                               --        --             --    (15,383,936)            --      (15,383,936)

Issuance costs for preferred stock                      --        --     (8,952,550)            --             --       (8,952,550)

Increase in loans receivable from stockholders          --        --             --             --     (1,050,230)      (1,050,230)

Net loss                                                --        --             --     (6,168,863)            --       (6,168,863)
                                                ----------   -------      ---------    -----------     ----------      -----------
Balance at September 28, 1997                   30,333,400     3,033      6,593,506    (35,119,184)    (3,524,466)     (32,047,111)

Preferred stock dividends                               --        --             --    (27,717,142)            --      (27,717,142)

Accretion of preferred stock                            --        --             --     (2,552,465)            --       (2,552,465)

Decrease in loans receivable from stockholders          --        --             --             --         14,827           14,827

Cash dividends on common stock                          --        --             --     (3,726,579)     1,050,231       (2,676,348)

Issuance of warrants as dividends                       --        --        273,828       (273,828)            --               --

Net income                                              --        --             --     18,784,762             --       18,784,762
                                                ----------   -------      ---------    -----------     ----------      -----------
Balance at September 27, 1998                   30,333,400     3,033      6,867,334    (50,604,436)    (2,459,408)     (46,193,477)

Preferred stock dividends                               --        --             --    (31,755,475)            --      (31,755,475)

Accretion of preferred stock                            --        --             --     (2,993,311)            --       (2,993,311)

Exercised warrants for common stock              9,115,150       912          1,907             --             --            2,819

Net income                                              --        --             --      5,817,376             --        5,817,376
                                                ----------   -------      ---------    -----------     ----------      -----------
Balance at September 26, 1999                   39,448,550   $ 3,945      6,869,241    (79,535,846)    (2,459,408)     (75,122,068)
                                                ==========   =======      =========    ===========     ==========      ===========




See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Fiscal years ended September 28, 1997,
                    September 27, 1998 and September 26, 1999



                                                                                YEAR ENDED
                                                          -----------------------------------------------------
                                                               1997               1998                1999
                                                          -------------       -------------       -------------
Cash flows from operating activities:
    Net income (loss)                                     $  (6,168,863)         18,784,762           5,817,376
                                                          -------------       -------------       -------------
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Loss on extinguishment of debt                        2,744,589           2,687,872                --
        Gain on sale of AM stations                                --           (36,241,947)               --
        Depreciation and amortization                         7,618,921           8,876,876           9,905,574
        Provision for doubtful accounts                       3,530,259           2,634,509           1,670,438
        Amortization of debt discount                         4,772,539             658,297             594,459
        Interest satisfied through issuance of notes          1,185,722                --                  --
        Amortization of deferred financing costs              1,390,736           1,555,016           1,601,594
        Write-down of fixed assets                              487,973                --               451,048
        Write-off of amounts due from related party                --                  --               289,869
        Accretion of interest to principal on
          long-term debt                                        161,523             307,200             313,037
        Deferred income taxes                                (4,062,247)         12,748,883           3,879,919
        Changes in operating assets and liabilities:
          Increase in receivables                            (7,812,211)         (4,112,373)         (6,980,861)
          Increase in other current assets                     (294,574)           (412,678)           (371,803)
          Decrease (increase) in other assets                  (158,490)             80,483              24,111
          Increase (decrease) in accounts payable              (196,443)          1,245,380          (1,230,986)
          Increase in accrued expenses                          368,585           2,116,031           4,273,298
          Increase (decrease) in accrued interest             2,142,006            (595,539)               --
          Increase in deferred commitment fee                   675,999             590,201             544,548
                                                          -------------       -------------       -------------
                 Total adjustments                           12,554,887          (7,861,789)         14,964,245
                                                          -------------       -------------       -------------
                 Net cash provided by operating
                   activities                                 6,386,024          10,922,973          20,781,621
                                                          -------------       -------------       -------------
Cash flows from investing activities:
    Proceeds from sale of AM stations, net of
      disposal costs of $838,167                                   --            43,161,833                --
    Additions to property and equipment                      (2,022,344)         (1,644,533)         (2,099,507)
    Acquisition of radio licenses                          (142,335,513)         (9,327,713)        (26,284,504)
    Deposit for acquisition of radio stations                      --                  --           (10,000,000)
                                                          -------------       -------------       -------------
                 Net cash provided by (used in)
                   investing activities                    (144,357,857)         32,189,587         (38,384,011)
                                                          -------------       -------------       -------------


                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Fiscal years ended September 28, 1997,
                    September 27, 1998 and September 26, 1999


                                                                                       YEAR ENDED
                                                                  -----------------------------------------------------
                                                                       1997               1998                1999
                                                                  -------------       -------------       -------------

Cash flows from financing activities:
    Dividends on common stock                                     $          --          (2,676,348)                 --
    Purchase of Senior unsecured notes                                       --          15,055,055)                 --
    Retirement of Senior secured notes                              (38,414,562)                 --                  --
    Retirement of Series A preferred stock                          (42,699,590)                 --                  --
    Redemption of warrants                                           (8,323,000)                 --                  --




    Exercise of warrants                                                     --                  --               2,819
    Repayments of debt, including accrued interest                      (56,143)            (41,521)           (548,125)
    Proceeds from senior notes, net of financing
      costs of $5,712,407                                            69,287,593                  --                  --
    Proceeds from Redeemable Series A Preferred
      stock and warrants, net of issuance cost of $8,952,550        166,047,450                  --                  --
    Increase in deferred financing costs                                     --                  --            (554,330)
    Increase in deferred offering costs                                      --                  --          (1,965,551)
    Decrease (increase) in loans receivable
      from stockholders                                              (1,050,230)             14,827                  --
                                                                  -------------        ------------        ------------
                 Net cash provided by (used in)
                   financing activities                             144,791,518         (17,758,097)         (3,065,187)
                                                                  -------------        ------------        ------------
                 Net (decrease) increase in cash
                   and cash equivalents                               6,819,685          25,354,463         (20,667,577)

Cash and cash equivalents at beginning of
    period                                                            5,468,079          12,287,764          37,642,227
                                                                  -------------        ------------        ------------
Cash and cash equivalents at end of
    period                                                        $  12,287,764          37,642,227          16,974,650
                                                                  =============        ============        ============
Supplemental cash flow information:
    Interest paid during the period                               $  13,175,308          20,561,613          20,540,882
                                                                  =============        ============        ============
    Income taxes paid during the period                           $     294,262           1,787,191           1,166,846
                                                                  =============        ============        ============
Noncash investing and financing activities:
    Issuance of notes as payment for interest                     $   1,185,722                  --                  --
                                                                  =============        ============        ============
    Dividends declared on preferred stock                         $  15,383,936          27,717,142          31,755,475
                                                                  =============        ============        ============
    Issuance of preferred stock as payment
      of preferred stock dividends                                $ (13,030,211)        (27,553,543)        (31,556,817)
                                                                  =============        ============        ============
    Issuance of warrants as payment of dividends                  $          --             273,828                  --
                                                                  =============        ============        ============
    Issuance of note as payment towards purchase
      price of radio station                                      $   3,000,000                  --           1,000,000
                                                                  =============        ============        ============
    Repayment of stockholder loan and accrued
      interest through dividend withholding                       $          --           1,098,368                  --
                                                                  =============        ============        ============




See accompanying notes to consolidated financial statements.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



(1)    ORGANIZATION AND NATURE OF BUSINESS

       Spanish Broadcasting System, Inc., a Delaware corporation, and subsidiaries (the "Company") owns and operates thirteen Spanish-language radio stations serving the New York, Puerto Rico, Miami, Chicago, San Antonio and Los Angeles markets through its subsidiaries, SBS of Greater New York, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Greater Miami, Inc., Spanish Broadcasting System of San Antonio, Inc., Spanish Broadcasting System of Illinois, Inc. and Spanish Broadcasting System of Puerto Rico, Inc., a Puerto Rico corporation. Additionally, the Company's other subsidiaries include Spanish Broadcasting System, Inc., a New Jersey corporation, Spanish Broadcasting System of Puerto Rico, Inc., a Delaware corporation, SBS Funding, Inc., a Delaware corporation, JuJu Media, Inc., a New York corporation, Alarcon Holdings, Inc. ("Alarcon"), Spanish Broadcasting System Network, Inc. ("SBS Network") and SBS Promotions, Inc. ("SBS Promotions"). Alarcon owns and operates the building where the Company's New York offices are located. SBS Network and SBS Promotions are currently dormant. SBS Network was formerly the Company's exclusive agency representative for national advertising sales. SBS Promotions formerly performed promotional services for the Company's radio stations.

       The domestic broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the Federal Communications Commission ("FCC") for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties the Company may acquire. The Company operates in the domestic radio broadcasting industry which is subject to extensive and changing regulation by the FCC.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED MATTERS

       (a) BASIS OF PRESENTATION

           The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           The Company's subsidiaries (hereinafter referred to in this paragraph collectively as "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for the Company's senior unsecured notes referred to in note 6. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) the Subsidiary Guarantors are wholly owned and constitute substantially all of the Company's direct or indirect subsidiaries, and (ii) the Company is a holding company with no independent assets or operations other than its investments in the Subsidiary Guarantors.

           The Company's fiscal year is the 52-week or 53-week period which ends on the last Sunday of September.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999


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

       (e) INTANGIBLE ASSETS

           Intangible assets primarily represent the portion of the purchase price of station acquisitions allocated to FCC licenses of those stations and are amortized on a straight-line basis over 40 years, based on the industry practice of renewing FCC licenses periodically, and other intangible assets, including goodwill, which are being amortized on a straight-line basis over 5 years. The Company periodically assesses the recoverability of the carrying amount of intangible assets, including goodwill, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted cash flows for each of the Company's radio stations over the remaining amortization periods of the related intangible assets. If such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no significant impairment of its intangible assets, including goodwill, has occurred and that no reduction of the estimated useful lives is warranted. This assessment will be impacted if such projections are not achieved.

       (f) DEFERRED FINANCING COSTS

           Deferred financing costs relate to the refinancing of the Company's debt and additional debt financing obtained in connection with Company's acquisition of WXDJ-FM and WRMA-FM in Miami and WLEY-FM in Chicago (see note 6).

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999


           Deferred financing costs are being amortized using a method which approximates the effective-interest method over the respective lives of the related indebtedness.

       (g) BARTER TRANSACTIONS

           Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Revenues from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are received or used. The Company records barter transactions at the fair value of goods or services received.

       (h) CASH EQUIVALENTS

           Cash equivalents, consisting primarily of interest-bearing money market accounts and certificates of deposits which have an original maturity date of less than three months, totaled approximately $37.6 million and $17.0 million at September 27, 1998 and September 26, 1999, respectively.

       (i) INCOME TAXES

           The Company files a consolidated federal income tax return with its subsidiaries. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (j) ADVERTISING COSTS

           The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the period incurred.

       (k) DEFERRED COMMITMENT FEE

           On December 30, 1996, the Company entered into an agreement with a national advertising agency (the "Agency") whereby the Agency would serve as the Company's exclusive sales representative for all national sales for a seven-year period. Pursuant to this agreement, the Agency agreed to pay a commitment fee of $5.1 million to the Company, of which $1.0 million was paid upon execution of the agreement and $4.1 million is to be remitted on a monthly basis over a three-year period. The commitment fee is recognized on a straight-line basis over the seven-year contractual term of the arrangement as a reduction of Agency commissions. Deferred commitment fee represents the excess of payments received from the Agency over the amount recognized.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999


       (l) USE OF ESTIMATES

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

       (m) CONCENTRATION OF RISK

           All of the Company's business is conducted in the New York, Miami, Los Angeles, Chicago, San Antonio and Puerto Rico markets. Net revenue earned from radio stations in these markets as a percentage of total revenue for the fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999 is as follows:

                               1997             1998              1999
                               ----             ----              ----

               New York         49%              44%               44%
               Miami            22%              28%               24%
               Los Angeles      28%              17%               17%
               Chicago           1%              11%               11%
               San Antonio      --               --                 2%
               Puerto Rico      --               --                 2%
                               ---              ---               ---
                               100%             100%              100%
                               ===              ===               ===

           The increase in market concentration risk in Miami and Chicago in fiscal 1997 and 1998 results from the acquisitions of WRMA-FM and WXDJ-FM in Miami and WLEY-FM (formerly WYSY-FM) in Chicago as discussed in note 3.

       (n) BASIC AND DILUTED NET LOSS PER COMMON SHARE

           The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

           In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98, certain common stock and common stock equivalents issued for nominal consideration prior to the initial filing of a registration statement relating to an initial public offering are treated as outstanding for the entire period. The Company had no nominal issuances during this period.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999


           Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the years presented since their effect would be antidilutive. Common stock equivalents of 8,772,776 and 8,798,612 in 1997 and 1998, respectively, related to warrants outstanding (see note 7). There were no common stock equivalents outstanding at September 26, 1999.


                                                       1997            1998             1999
                                                   ------------     -----------      -----------
Income (loss) before extraordinary item            $ (4,522,110)     20,397,485        5,817,376
Less accretion of preferred stock                     1,659,695       2,552,465        2,993,311
Less dividends on preferred stock                    15,383,936      27,717,142       31,755,475
                                                   ------------     -----------      -----------
Loss before extraordinary item                      (21,565,741)     (9,872,122)     (28,931,410)
Extraordinary item                                   (1,646,753)     (1,612,723)              --
                                                   ------------     -----------      -----------
Net loss applicable to common
     stockholders                                  $(23,212,494)    (11,484,845)     (28,931,410)
                                                   ============     ===========      ===========
Weighted average common shares
     outstanding (basic and diluted)                 30,333,400      30,333,400       33,584,576
                                                   ============     ===========      ===========
Basic and diluted loss per common share
Net loss per common share before
     extraordinary item                            $      (0.71)          (0.33)           (0.86)
Net loss per common share for
     extraordinary item                                   (0.06)          (0.05)              --
                                                   ------------     -----------      -----------
Net loss per common share                          $      (0.77)          (0.38)           (0.86)
                                                   ============     ===========      ===========


       (o) FAIR VALUE OF FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, receivables, other current assets and due from related party, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of the Company's other long-term debt instruments approximate the carrying amount as the interest rates approximate the Company's current borrowing rate for similar debt instruments of comparable maturity.

           Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999


           The estimated fair value of the Company's unsecured notes and preferred stock is as follows (in millions):


                                                 1998                  1999
                                        -------------------    ------------------
                                        CARRYING      FAIR     CARRYING     FAIR
                                         AMOUNT       VALUE     AMOUNT      VALUE
                                        --------      -----    --------     -----
12 1/2% Senior
     unsecured notes                    $  91.6        91.6      92.3       102.5
11% Senior
     unsecured notes                       75.0        75.0      75.0        81.4
14 1/4% Series A
     senior exchangeable
     preferred stock                      201.3       201.3     235.9       258.4


           The fair value estimates of the unsecured notes and preferred stock were based upon quotes from major financial institutions taking into consideration current rates offered to the Company for debt instruments of the same remaining maturities.

       (p) REDEEMABLE PREFERRED STOCK

           Redeemable preferred stock is stated at redemption value less the unamortized discount. The discount is accreted into the carrying value of the preferred stock through the date at which the preferred stock is mandatorily redeemable with a charge to accumulated deficit using the effective-interest method.

       (q) RECLASSIFICATION

           Certain prior year amounts have been reclassified to conform with the current year presentation.

       (r) SEGMENT REPORTING

           In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segment of an Enterprise and Related Information" (SFAS 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The adoption of SFAS No. 131 did not have a significant impact on the Company's financial reporting as of and for each of the fiscal years in the three-year period ended September 26, 1999, since the Company believes it has one reportable segment.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



(3)    ACQUISITIONS

       On March 25, 1996, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station WPAT-FM for $84.6 million, plus financing and closing costs of $1.8 million. The Company assumed operational responsibility of WPAT-FM on January 26, 1996 under an interim agreement, at which time the Company changed the musical format of WPAT-FM to Spanish language adult contemporary. The Company financed the acquisition of WPAT-FM through the issuance of senior notes and preferred stock in March 1996 (see note 6).

       On March 27, 1997, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of WLEY-FM (formerly WYSY-FM) in Chicago for $33.0 million plus financing and closing costs of $0.2 million.

       On March 27, 1997, the Company acquired the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WRMA-FM and WXDJ-FM in Miami for $111.0 million plus financing and closing costs of $1.1 million.

       The Company financed the purchases of WLEY-FM (formerly WYSY-FM), WRMA-FM and WXDJ-FM with proceeds from a combination of issuances consisting of 175,000 shares of the Company's 14 1/4% Series A Senior Exchangeable Preferred Stock (see note 6) and warrants to purchase 3,745,000 shares of the Company's Class B common stock (par value $.0001 per share) and $75 million aggregate principal amount of the Company's 11% Senior Notes due 2004 (see note 6), plus a note payable to the seller of WLEY-FM (formerly WYSY-FM) for $3.0 million.

       The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of WPAT-FM, WRMA-FM and WXDJ-FM had occurred as of the beginning of fiscal 1997 after giving effect to certain adjustments, including amortization of intangible assets and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future. The results of WYSY-FM prior to its respective acquisition date has not been included in the pro forma summary as this acquisition was not considered material.

                                                      YEAR ENDED
                                                    SEPTEMBER 28,
                                                         1997
                                                     (UNAUDITED)
                                                    -------------
                Net revenues                        $ 66,762,000
                Loss before extraordinary item        (3,498,000)
                Net loss                              (5,145,000)

       On May 13, 1998, the Company acquired the FCC broadcast license and substantially all of the assets used or useful in the operation of radio station KRIO-FM serving the San Antonio area for $9.2 million, plus closing costs of $0.1 million. The Company financed this purchase from

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



       cash on hand and from operations. The Company subsequently changed the call letters to KLEY-FM. The aforementioned acquisition was not deemed material in fiscal 1998 for financial pro forma presentation purposes.

       On December 1, 1998, the Company acquired from Pan Caribbean Broadcasting Corporation the FCC broadcast license and substantially all of the assets of WCMA-FM (formerly WDOY-FM) in Puerto Rico for $8.3 million. The acquisition of WCMA-FM was financed from cash on hand and cash from operations.

       On April 30, 1999, the Company acquired the FCC broadcast licenses and substantially all of the assets used or useful in the operation of WMEG-FM and WEGM-FM, in Puerto Rico for $16.0 million. The Company financed this purchase from cash on hand and cash from operations.

       On April 26, 1999, the Company acquired 80 percent of the issued and outstanding capital stock of JuJu Media, Inc., the owner and operator of LaMusica.com, an Internet web site and "portal" targeting the U.S. hispanic market, for $2.0 million in cash and the issuance of a promissory note for $1.0 million.

       On September 22, 1999, the Company entered into a definitive agreement to purchase all of the outstanding capital stock of nine subsidiaries of Chancellor Media Corporation of Los Angeles. The Company has agreed to purchase, own and operate eight radio stations in Puerto Rico, including stations WIOA-FM, WIOP-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, and WCTA-FM. The purchase price is $90.0 million. In connection with this acquisition, the Company made a $10.0 million nonrefundable deposit on the purchase price into escrow. The closing of this acquisition is subject to satisfaction of certain customary conditions, including receipt of regulatory approvals from the FCC and Department of Justice. The Company expects to finance the purchase of these companies from a combination of bank borrowings and cash on hand. The Company expects to close the acquisition of these companies in January 2000. However, there can be no assurance that this acquisition can be completed during the expected time frame or at all.

       The aforementioned acquisitions are not deemed material in fiscal 1999 for financial pro forma presentation purposes.

       The Company's consolidated results of operations include the results of WPAT-FM, WLEY-FM, WRMA-FM, WXDJ-FM, KLEY-FM, WCMA-FM, WMEG-FM, WEGM-FM, and JuJu Media, Inc. from the respective dates of acquisition. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



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

       Pursuant to the 1994 12 1/2% Senior Notes due 2002 (the "12 1/2% Notes") (see note 6) the Company is required to use the greater of $25.0 million or 50% of the net proceeds from any disposition of certain asset sales including the FCC broadcast licenses of the aforementioned AM stations to make offers to purchase the 12 1/2% Notes at 110% of the principal value thereof.

       On October 17, 1997, the Company made a tender offer to purchase for cash any and all of the 12 1/2% Notes up to $22.7 million plus accrued interest up to, but not including the payment date. The amount payable by the Company was 110% of the principal amount of the 12 1/2% Notes. The Company paid $6.3 million to the noteholders who responded to the tender offer and purchased $5.5 million in principal amount of 12 1/2% Notes for $6.0 million plus accrued interest of $0.3 million in November 1997. The Company also repurchased $7.7 million in principal amount of 12 1/2% Notes for $9.0 million plus accrued interest of $0.4 million in November 1997. The Company recognized a loss on the tender offer and repurchased notes of $1.6 million, net of income tax benefit of $1.1 million, due to the premium paid for the 12 1/2% Notes and the subsequent write-off of the deferred financing costs and original issue discounts related to the 12 1/2% Notes purchased. This amount has been classified as an extraordinary item in the accompanying consolidated statement of operations.

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

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



(5)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at September 27, 1998 and September 26, 1999:


                                                                                 ESTIMATED
                                                  1998                 1999     USEFUL LIVES
                                              ------------         ----------   ------------
     Land                                     $  1,368,407          1,000,000            --
     Building and building
         leasehold improvements                 11,250,742         14,995,440      20 years
     Tower and antenna systems                   2,138,824          2,257,814    7-15 years
     Studio and technical
         equipment                               5,135,586          5,564,258      10 years
     Furniture and fixtures                      1,685,745          2,072,817    3-10 years
     Transmitter equipment                         931,750          1,220,225    7-10 years
     Leasehold improvements                      1,405,759          1,873,609    5-13 years
     Computer equipment                          1,333,888          1,739,392       5 years
     Other                                         520,369            629,997       5 years
                                              ------------         ----------
                                                25,771,070         31,353,552
     Less accumulated
         depreciation and
         amortization                           10,828,137         16,575,849
                                              ------------         ----------
                                              $ 14,942,933         14,777,703
                                              ============         ==========


       During fiscal 1997 and 1999, the Company wrote down the value of one of its properties in Los Angeles (which was part of the assets acquired in the purchase of the Los Angeles AM radio station) by $0.4 million and $0.5 million, respectively. The write-downs were based on current market values of real estate in the Los Angeles area. These amounts are included in other, net in the accompanying consolidated statements of operations.


(6)    SENIOR NOTES AND PREFERRED STOCK

       12 1/2 % SENIOR UNSECURED NOTeS

       On June 29, 1994, the Company, through a private placement offering (the "Offering") completed the sale of 107,059 units (the "Units"), each consisting of $1,000 principal amount of 12 1/2% Senior Notes (the "12 1/2% Notes") due 2002 and warrants to purchase 5,352,950 shares of Class B common stock. The 12 1/2% Notes and warrants are separately transferable. The 12 1/2% Notes were issued at a discount and generated proceeds to the Company of $87.8 million, net of financing costs of $6.2 million. Of the $94.0 million of gross proceeds, $88.6 million was allocated to the 12 1/2% Notes and $5.4 million was determined to be the value of the warrants.

       On September 30, 1999, the Company commenced tender offers and consent solicitations relating to the 12 1/2% Notes. Pursuant to these tender offers and consent solicitations, the Company repurchased $101.5 million in principal amount of 12 1/2% Notes on November 2, 1999 - see note 15(a). In connection with this repurchase, the Company will recognize an extraordinary loss on the early extinguishment of debt of approximately $9.5 million, net of income taxes of approximately $7.4 million, in the first quarter of fiscal 2000.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



       REDEEMABLE SERIES A PREFERRED STOCK AND 12 1/4% SENIOR SECURED NOTES DUE 2001

       On March 25, 1996, the Company financed the purchase of radio station WPAT-FM with a combination of the proceeds from the sale in a private placement of 37,500 shares of the Company's Redeemable Series A Preferred Stock and $35.0 million of the Company's 12 1/4% Senior Secured Notes due 2001 together with cash on hand.

       On March 27, 1997, these financial instruments were redeemed and retired with a portion of the proceeds from issuance of the Series A Preferred Stock and 11% Senior Unsecured Notes described below. The Company realized a loss on the extinguishment of the 12 1/4% Senior Secured Notes which has been classified as an extraordinary item in the accompanying fiscal 1997 consolidated statement of operations.

       14 1/4% SERIES A SENIOR EXCHANGEABLE PREFERRED STOCK AND 11% SENIOR UNSECURED NOTES

       On March 27, 1997, the Company financed the purchase of radio stations WYSY-FM (renamed WLEY-FM by the Company), WRMA-FM and WXDJ-FM with proceeds from the sale through a private placement of 175,000 shares of the Company's 14 1/4% Series A Senior Exchangeable Preferred Stock ("Series A Preferred Stock") and warrants to purchase 3,745,000 shares of the Company's Class B common stock. The Series A Preferred Stock and the warrants are separately transferable. The gross proceeds from the issuance of the Series A Preferred Stock and warrants, amounted to $175.0 million. The value of the warrants was determined to be $16.6 million. The Company also issued $75.0 million aggregate principal amount of the Company's 11% Senior Unsecured Notes (the "11% Senior Notes") due 2004. In connection with this transaction, the Company capitalized financing costs of $5.7 million related to the 11% Senior Notes and charged issuance costs of $9.0 million related to the Series A Preferred Stock and warrants to paid-in capital.

       On September 30, 1999, the Company commenced tender offers and consent solicitations relating to the 11% Senior Notes. Pursuant to these tender offers and consent solicitations, the Company repurchased $75.0 million in principal amount of 11% Senior Notes on November 2, 1999 - see note 15(a). In connection with this repurchase, the Company will recognize an extraordinary loss on the early extinguishment of debt of approximately $6.6 million, net of income taxes of approximately $5.1 million, in the first quarter of fiscal 2000.

       On December 2, 1999, the Company also redeemed in full the Series A Preferred Stock - see note 15(a). In connection with this redemption, the Company will recognize total additional dividends of approximately $28.4 million, on the Series A Preferred Stock, which will further reduce the income available to common stockholders in the first quarter of fiscal 2000.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



(7)    WARRANTS

       Warrants consist of the following:


                                                                      NUMBER OF CLASS B COMMON SHARES REPRESENTED
                                                                                BY OUTSTANDING WARRANTS
                                                                     ---------------------------------------------
                                                                        1997             1998                1999
                                                                     ---------         ---------            ------
               Issued in connection with:
               12 1/2% Senior Notes(a)                               5,352,950         2,469,950               --
               Redeemable Series A Preferred
                    Stock and 12 1/4% Senior
                    Secured Notes(b)                                        --                --               --
               14 1/4% Series A Senior
                    Exchangeable Preferred
                    Stock(c)                                         3,745,000         3,745,000               --
               Replacement warrants(a)                                      --         2,910,450               --
                                                                     ---------         ---------            ------
                          Total                                      9,097,950         9,125,400               --
                                                                     =========         =========            ======



        (a) In 1994, in conjunction with the issuance of 12 1/2% Senior Notes, the Company issued warrants exercisable for 5,352,950 shares of Class B common stock at an exercise price of $.01 per warrant share which are subject to adjustment upon the occurrence of certain events, as defined in the warrant agreement. In connection with the declaration of a cash dividend on common stock, in March 1998, holders of these warrants were given the option to participate in such dividends in lieu of maintaining their antidilution rights with respect to such dividends. Holders of warrants representing 2,910,450 shares of Class B common stock exercised this option and received cash dividends of $0.326 million and replacement warrants representing 2,910,450 shares of Class B common stock which have an exercise price of $.01 per share. The remaining warrant holders had their underlying shares adjusted upward resulting in an increase to additional paid-in capital and a charge to accumulated deficit of $0.274 million. The remaining warrant holders exercised the warrants during the nine-month period ended June 27, 1999. During the fiscal year ended September 26, 1999, replacement warrants were exercised for 2,900,950 shares of Class B common stock. The remaining replacement warrants expired on June 30, 1999, representing 9,500 shares of common stock.

        (b) In 1996, in conjunction with the issuance of Redeemable Series A Preferred Stock and 12 1/4% Senior Secured Notes, the Company issued warrants exercisable for 6% at the Company's Class B common stock on a fully diluted basis. In 1997, these warrants were redeemed with proceeds from the Company's 14 1/4% Series A Exchangeable Preferred Stock.

        (c) In 1997, in conjunction with the issuance of the 14 1/4% Series A Senior Exchangeable Preferred Stock, the Company issued warrants that entitle the holder to acquire 21.4 shares of Class B common stock or 3,745,000 shares at a price equal to $0.01 per 21.4 shares, subject to adjustment from time to time upon the occurrence

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



             of certain changes of common stock, certain common stock distributions, certain issuances of options or convertible securities, certain dividends and distributions and certain other increases in the number of shares or common stock. During the fiscal year ended September 26, 1999, warrants were exercised for 3,744,250 shares of Class B common stock. The remaining warrants expired on June 30, 1999, representing 750 shares of common stock.

(8)   OTHER LONG-TERM DEBT

      Other long-term debt consists of the following at September 27, 1998 and September 26, 1999:


                                                                  1998                 1999
                                                                ----------          ---------
       Obligation under capital lease with
        related party payable in monthly
        installments of $9,000, including
        interest at 6.25%, commencing June
        1992 (see note 12)                                      $  989,278            941,761
       Note payable due in quarterly
        installments of $187,500, including
        interest at an annual rate of three-
        month LIBOR plus 450 basis points,
        commencing September 1999, with
        balance due on March 27, 2003; paid
        in full in December 1999 - see
        note 15(a)                                               3,468,723          3,281,152
       Note payable due on April 26, 2000
        including interest which accrues at
        an annual rate of 6%                                            --          1,000,000
                                                                ----------          ---------
                                                                 4,458,001          5,222,913
       Less current portion                                         47,496          1,800,572
                                                                ----------          ---------
                                                                $4,410,505          3,422,341
                                                                ==========          =========

       The scheduled maturities of other long-term debt are as follows at September 26, 1999:

            FISCAL YEAR ENDING SEPTEMBER
            ----------------------------
                        2000                         $1,800,572
                        2001                            803,825
                        2002                            807,287
                        2003                          1,091,246
                        2004                             64,894
                     Thereafter                         655,089
                                                     ----------
                                                     $5,222,913
                                                     ==========

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



(9)    LOANS RECEIVABLE FROM STOCKHOLDERS AND RELATED-PARTY TRANSACTIONS

       Loans receivable from stockholders are comprised of loans receivable from the Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors ("Chairman"), and consist of notes which bear interest at 6.36% per annum, mature on December 30, 2025, and are payable in 30 equal annual installments of $0.2 million. Loans receivable have been classified as an increase in stockholders' deficiency in the accompanying consolidated balance sheets. Interest receivable of $0.4 million and $0.5 million, respectively, at September 27, 1998 and September 26, 1999, is included in other current assets.

       At September 27, 1998, the Company had advances totaling $0.3 million due from a party related through common ownership. During fiscal 1999, the Company agreed to forgive these advances and wrote off the amount due from the related party. Additionally, at September 27, 1998, and September 26, 1999, the Company had trade receivables totaling $0.4 million due from this related party which have been fully reserved as being uncollectible.

       The Company pays the operating expenses for a boat owned by a party related through common ownership which is used by the Company for business entertainment purposes. Such expenses approximated $0.1 million for each of the fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999.

       The Company leases an apartment from its CEO for annual rentals of $0.1 million through August 2007. Certain renovation expenses were paid for by the Company totaling $0.2 million during 1998 and 1999. Additionally, the Company occupies a building under a capital lease agreement with certain stockholders (see note 12). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

       In connection with the relocation of offices from the New York metropolitan area to the Miami metropolitan area, the Company advanced the CEO an aggregate of $1.1 million to pay for various expenses. On July 16, 1997, the CEO executed a promissory note to the Company for the principal amount of $1.1 million to evidence these advances. The note was payable on demand and bore interest at a rate of 7% per annum. The Company declared and paid a dividend in 1998 and applied a portion of the proceeds of such dividend which were otherwise payable to the CEO to the repayment in full of this promissory note.


(10)   BENEFIT PLANS

       The Company maintains a stock option plan pursuant to which the Company has reserved up to 1,337,500 shares of Class B common stock for issuance upon the exercise of options granted under the plan. The plan covers all regular salaried employees of the Company and its subsidiaries. No options have been granted under this plan as of September 26, 1999.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



       In September 1999, the Company adopted an employee incentive stock option plan ("the 1999 ISO Plan"), a nonemployee director stock option plan ("the 1999 NQ Plan"), and a tax-qualified employee savings and retirement plan ("the 401(k) Plan"). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the Compensation Committee of the Company's Board of Directors, and will have a contractual life of five to ten years from date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant, and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of the Company, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 199 NQ Plan, respectively. No options have been granted under this plan as of September 26, 1999.

       The 401(k) Plan provides for Company contributions to match 25% of an eligible employee's contributions, up to 5% of the employee's base monthly earnings. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan.


(11)   CAPITAL STOCK

       On September 29, 1999, the Company amended and restated its Certificate of Incorporation, resulting in a conversion of all existing shares of Class A common stock into shares of Class B common stock equal to the number of shares representing a 50 to 1 stock split for each share. The number of authorized shares of capital stock was increased to 151 million comprised of 100 million shares of Class A common stock, 50 million shares of Class B common stock and 1 million shares of Preferred Stock, and the par values of both the Class A common stock and Class B common stock were changed from $.01 per share to $.0001 per share. In addition, Class B common stockholders are entitled to ten votes per share and Class A common stockholders are entitled to one vote per share. Upon transfer or sale of stock by Class B common stockholders to non-affiliate parties, such shares automatically convert to shares of Class A common stock.

       The accompanying consolidated financial statements have been retroactively restated to reflect these actions.

       The rights of the holders of shares of Class A common stock and Class B common stock are identical except for voting rights and conversion provisions. Holders of each class of common stock are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to the Series A Preferred Stock with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



(12)   COMMITMENTS AND CONTINGENCIES

       COMMITMENTS

       The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at September 27, 1998 and September 26, 1999 is as follows:

                                                         1998           1999
                                                      ----------      ---------
          Building under capital lease                $1,230,440      1,230,440
          Less: Accumulated depreciation                (389,533)      (451,055)
                                                      ----------      ---------
                                                      $  840,907        779,385
                                                      ==========      =========

       The Company leases office space and facilities and certain equipment under operating leases, one of which is with a related party (see note
       9), that expire at various dates through 2035. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

       At September 26, 1999, future minimum lease payments under such leases are as follows:

                                                   CAPITAL            OPERATING
      FISCAL YEAR ENDING SEPTEMBER                  LEASE               LEASES
      ----------------------------               -----------          ---------
                  2000                           $   149,000            942,300
                  2001                               149,000            730,600
                  2002                               149,000            662,800
                  2003                               149,000            583,000
                  2004                               149,000            452,900
               Thereafter                          1,120,229          2,962,800
                                                 -----------          ---------
      Total minimum lease payments                 1,865,229          6,334,400
                                                                      =========
          Less executory costs                      (509,114)
                                                 -----------
                                                   1,356,115
         Less interest at 6.25%                     (414,354)
                                                 -----------
 Present value of minimum lease payments         $   941,761
                                                 ===========


       Total rent expense for the fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999 amounted to $1.6 million, $1.1 million and $1.4 million, respectively.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



       The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2004. The future minimum rental income to be received under these agreements as of September 26, 1999 is as follows:

           FISCAL YEAR ENDING SEPTEMBER                         AMOUNT
           ----------------------------                      -----------
                       2000                                  $   609,718
                       2001                                      548,937
                       2002                                      398,374
                       2003                                      289,044
                       2004                                      289,044
                                                             -----------
                                                             $ 2,135,117
                                                             ===========

       At September 26, 1999, the Company is committed to employment contracts for certain executives, on-air talent and general managers expiring through 2005. Future payments under such contracts are as follows:


           FISCAL YEAR ENDING SEPTEMBER                         AMOUNT
           ----------------------------                      -----------
                       2000                                  $ 3,614,383
                       2001                                    3,312,367
                       2002                                    2,615,417
                       2003                                    1,575,000
                       2004                                    1,225,000
                    Thereafter                                   475,000
                                                             -----------
                                                             $12,817,167
                                                             ===========

       Included in the future payments schedule above is a five-year employment agreement with the CEO. The agreement provides for a base salary of not less than $1.3 million, which may be increased by the board of directors in its sole discretion. Under the terms of the agreement, the CEO is paid a cash bonus equal to the sum of (a) 2.5% of the dollar increase in same station revenue in the aggregate for any fiscal year and (b) 5.0% of the dollar increase in same station broadcast cash flow for any fiscal year.

       Certain employees' contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



       On September 24, 1999, the Company entered into letters of understanding with its then Chairman and Secretary. These letters outline the mutual intentions of the Company and these individuals in connection with the Company's initial public offering ("IPO"), and were contingent upon the completion of the IPO [see note 15(a)]. These letters provide for the following:

             o The sale by these individuals of $14.0 million of their Class B common stock in the IPO [see note 15(a)];

             o The purchase by the Company of annuities providing aggregate annual retirement compensation of $1.0 million to these individuals. These annuities were purchased by the Company for $10.2 million in November 1999;

             o The retention of these individuals as members of the Company's Board of Directors, with titles of "Chairman Emeritus" and "Secretary Emeritus", respectively;

             o An agreement to sell, to the Chairman, the Company's two radio stations located in the Florida Keys for $0.7 million. The closing of this transaction is subject to satisfaction of certain customary conditions, including receipt of regulatory approvals from the FCC and Department of Justice;

             o The repayment by the Chairman of a stockholder loan for approximately $0.6 million, plus accrued interest of approximately $0.1 million. This stockholder loan and the related accrued interest was repaid in full by the Chairman in November 1999;

             o An agreement by the Chairman to assume responsibility for a boat currently leased by the Company. Responsibility for this boat was assumed by the Chairman in November 1999; and

             o The use by the Chairman of a car and driver, and by the Secretary of a car, to be provided by the Company.

       CONTINGENCIES

       In connection with the sale of WXLX-AM (see note 4), the Company assigned a lease for a transmitter site which is located on a former landfill which ceased operations in the late 1960s. As part of the sales agreement, the Company retained potential exposure relating to possible environmental liabilities relating to this site. Management is unable to assess the likelihood that any claim for remediation of this site will arise and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



(13)   INCOME TAXES

       Income tax expense (benefit) for the fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999 consists of the following and was allocated as follows:


                                                                            1997
                                             -------------------------------------------------------------------
                                              CURRENT-
                                             STATE AND            CURRENT            DEFERRED
                                               LOCAL              FEDERAL            FEDERAL            TOTAL
                                             ---------            -------          ----------         ----------
Loss from operations                         $ 250,000                 --          (2,964,411)        (2,714,411)
Extraordinary item -- loss on
     extinguishment of debt                         --                 --          (1,097,836)        (1,097,836)
                                             ---------            --------         ----------         ----------
                                             $ 250,000                 --          (4,062,247)        (3,812,247)
                                             =========            ========         ==========         ==========



                                                                            1998
                                             -------------------------------------------------------------------
                                              CURRENT-
                                             STATE AND            CURRENT            DEFERRED
                                               LOCAL              FEDERAL            FEDERAL            TOTAL
                                             ---------            -------          ----------         ----------
Income from operations                       $ 950,000             850,000         13,824,032         15,624,032
Extraordinary item -- loss on
     extinguishment of debt                         --                  --         (1,075,149)        (1,075,149)
                                             ---------            --------         ----------         ----------
                                             $ 950,000             850,000         12,748,883         14,548,883
                                             =========            ========         ==========         ==========


                                                                            1998
                                             -------------------------------------------------------------------
                                              CURRENT-
                                             STATE AND            CURRENT            DEFERRED
                                               LOCAL              FEDERAL            FEDERAL            TOTAL
                                             ---------            -------          ----------         ----------
Income from operations                       $ 550,000              15,000          3,879,919          4,444,919
                                             =========            ========         ==========         ==========

       During fiscal 1997, 1998 and 1999, the Company utilized net operating loss carryforwards of approximately $0.7 million, $38.8 million and $0.2 million, respectively.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999

       The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 28, 1997, September 27, 1998 and September 26, 1999 is as follows:






                                                                      1997                1998               1999
                                                                 ------------          ----------         ----------
Deferred tax assets:
     Net operating loss carryforwards                            $ 32,955,490          16,919,249         16,849,019
     Deferred interest                                              5,717,617           6,080,278          6,458,459
     Allowance for doubtful accounts                                2,162,038           3,108,024          2,546,384
     Fixed assets                                                     474,286             474,286            474,286
     Unearned revenue                                                      --             856,582          1,074,402
     AMT credit                                                            --             850,000            865,000
                                                                 ------------          ----------        -----------
           Total gross deferred tax assets                         41,309,431          28,288,419         28,267,550

Less valuation allowance                                          (17,396,470)        (17,396,470)       (17,396,470)
                                                                 ------------          ----------        -----------
           Total net deferred tax assets                           23,912,961          10,891,949         10,871,080
                                                                 ------------          ----------        -----------
Deferred tax liabilities:
     Depreciation and amortization                                 11,776,023          14,463,595         18,322,645
     Intangible assets                                              8,382,950           5,502,950          5,502,950
     Unearned revenue                                                  79,701                  --                 --
                                                                 ------------          ----------        -----------

     Total gross deferred tax liabilities                          20,238,674          19,966,545         23,825,595
                                                                 ------------          ----------        -----------
           Net deferred tax asset (liability)                    $  3,674,287          (9,074,596)       (12,954,515)
                                                                 ============          ==========        ===========


       Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for fiscal years 1997, 1998 and 1999 as a result of the following:

                                                            1997               1998             1999
                                                           -----              -----            -----
     Computed "expected" tax expense (benefit)             (35.0)%            35.0%            35.0%
     State income taxes, net of federal
          income tax benefit                                (2.8)%             6.5%             5.5%
     Nondeductible expenses                                  1.4%              0.4%             0.4%
     Other                                                  (1.8)%             1.8%             2.7%
                                                           -----              ----             ----
                                                            38.2%             43.7%            43.6%
                                                           =====              ====             ====


       The valuation allowance for deferred tax assets as of September 28, 1997, September 27, 1998 and September 26, 1999 was $17,396,470. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



       Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       At September 26, 1999, the Company has net operating loss carryforwards available to offset future taxable income expiring as follows:

               EXPIRING IN SEPTEMBER           NET OPERATING LOSS CARRYFORWARDS
               ---------------------           --------------------------------

                       2007                              $ 5,597,000
                       2008                               12,213,000
                       2009                               11,445,000
                       2010                               12,868,000
                                                         -----------
                                                         $42,123,000
                                                         ===========


(14)   LITIGATION

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

(15)   SUBSEQUENT EVENTS

       (a)    TENDER OFFERS AND INITIAL PUBLIC OFFERING

              On September 30, 1999, the Company commenced tender offers and consent solicitations (the "Tender Offers") relating to any and all of its outstanding 11% Senior Notes and 12 1/2% Notes, at approximately 111% and 114%, respectively, of their par values. The Tender Offers were contingent upon the completion of the Company's IPO and debt offering (which were both completed on November 2, 1999 - see below), and the valid tender of not less than a majority in aggregate principal amount of both the 11% Senior Notes and the 12 1/2% Notes.

              On October 27, 1999, the Company and selling shareholders sold 25,055,510 shares of Class A common stock in an IPO, from which the Company received proceeds of $389.4 million after payment of underwriter commissions. Concurrently with this IPO, on October 28, 1999, the Company sold $235.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 (the "1999 Notes"), from which the Company received proceeds of $228.0

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 26, 1999



              million after payment of underwriter commissions. On November 2, 1999, the Company repurchased the 11% Senior Notes and 12 1/2% Notes solicited under the Tender Offers for $205.0 million, including accrued interest of $6.0 million. In connection with the repurchase of the 11% Senior Notes and the 12 1/2% Notes, the Company realized a loss on the early extinguishment of debt of approximately $16.1 million, net of income taxes of approximately $12.5 million, in the first quarter of fiscal 2000. This loss relates to the premium paid on the repurchase of the 11% Senior Notes and 12 1/2% Notes, the write-off of related deferred financing costs, and the amortization of the remaining original issue discount on the 12 1/2% Notes.

              On December 2, 1999, the Company redeemed in full the Series A Preferred Stock for $265.6 million, including accrued dividends of $7.5 million. In connection with the redemption of the Series A Preferred Stock, the Company recorded additional dividends of approximately $28.4 million on the Series A Preferred Stock in the first quarter of fiscal 2000. These additional dividends relate to the premium on the redemption, and the accretion of the remaining original issue discount on the Series A Preferred Stock, and will reduce the net income available to common stockholders during the first quarter of fiscal 2000.

              In connection with these offerings, in October 1999 the Company amended its employment agreement with its CEO and entered into employment agreements with two other executive officers of the Company. In addition, the CEO repaid a shareholder loan for approximately $1.9 million, plus accrued interest of approximately $0.4 million, in November 1999.

              In connection with the IPO, the Company also granted an aggregate of 100,000 options to non-employee directors, 250,000 options to a former director, and an aggregate of 300,000 options to executives of the Company, in November 1999. These options were granted at an exercise price per share equal to the IPO price per share, with vesting periods ranging from zero to four years.

              On December 2, 1999, the Company repaid in full the note payable to the seller of WLEY-FM (formerly WYSY-FM) of approximately $3.3 million, plus accrued interest of approximately $0.1 million.

              The Company has also entered into a commitment letter with a lender for the arrangement of senior credit facilities in an amount of up to $150.0 million. These senior credit facilities are currently contingent upon completion of a definitive agreement with the lender. There is no assurance that the senior credit facilities will be obtained.

       (b)    CONTINGENCY

              On September 28, 1999, the Company received notice form the purchaser of KXMG-AM that it would make a claim against the Company for indemnification under the agreement pursuant to which KXMG-AM was sold, for the removal of an underground fuel storage tank located on the site of KXMG-AM's transmitter. The notice did not specify the amount involved in the indemnification claim. The Company does not have sufficient information to assess the potential exposure related to this matter, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

                        SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

        Financial Statement Schedule - Valuation and Qualifying Accounts

                     Fiscal years ended September 28, 1997,
                   September 27, 1998 and September 26, 1999





                                                               COLUMN C ADDITIONS
                                          COLUMN B        ----------------------------                           COLUMN E
                                          BALANCE         CHARGED TO        CHARGED TO                          BALANCE AT
                 COLUMN A                BEGINNING         COST AND           OTHER            COLUMN D             END
                DESCRIPTION              OF PERIOD          EXPENSE          ACCOUNTS       DEDUCTIONS(1)        OF PERIOD
                -----------              ----------       ----------        -----------     -------------       ------------
       Fiscal year 1997:
          Allowance for
            doubtful accounts            $4,510,763        3,530,259                --         2,635,927          5,405,095
       Fiscal year 1998:
          Allowance for
            doubtful accounts            $5,405,095        2,634,509                --           269,544          7,770,060
       Fiscal year 1999:
          Allowance for
            doubtful accounts            $7,770,060        1,670,438                --         3,074,539          6,365,959

----------

(1) Write-offs, net of recoveries.

         (a) 2.   Financial Statement Schedules

                  See end of financial statements above for Schedule of Valuation and Qualifying Accounts.

         (a) 3.   Exhibits

                 3.1 Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the "1999 Registration Statement")) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company's Current Report on Form 8-K, dated March 25, 1996 (the "1996 Current Report")).

                 3.2 Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement).

                 3.3 Amended and Restated By-Laws of the Company (incorporated by reference to the Company's 1999 Registration Statement).

                 4.1 Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit 3.1).

                 4.2 Certificate of Designation filed as Exhibit A to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit 3.1).

                 4.3 Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994 Registration Statement on Form S-4, the "1994 Registration Statement").

                 4.4 First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

                 4.5 Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

                 4.6 Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company's 1999 Registration Statement).

                 4.7 Indenture dated as of March 15, 1997, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

                 4.8 Supplemental Indenture dated as of October 15, 1999 to the Indenture dated as of March 15, 1997, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company's 1999 Registration Statement).

                 4.9 Exchange Debenture Indenture dated as of March 15, 1997, among the Company, the Guarantors named therein and U.S. Trust Company of New York, as Trustee (incorporated by reference to the 1996 Current Report).

                 4.10 Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the "1999 Current Report")).

                 4.11 Form of stock certificate for the Class A Common Stock of the Company (incorporated by reference to the Company's 1999 Registration Statement).

                 10.1 Securities Purchase Agreement dated as of March 24, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the 1996 Current Report).

                 10.2 Unit Agreement dated as of March 15, 1997 among the Company, the Guarantors and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

                 10.3 Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).

                 10.4 Common Stock Registration Rights and Stockholders Agreement dated as of March 15, 1997 among the Company, certain Management Stockholders named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the 1996 Current Report).

                 10.5 Notes Registration Rights Agreement dated as of March 15, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the 1996 Current Report).

                 10.6 Preferred Stock Registration Rights Agreement dated as of March 15, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the 1996 Current Report).

                 10.7 National Radio Sales Representation Agreement dated as of February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current Report).

                 10.8 Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company, certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).

                 10.9 Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raul Alarcon, Jr. (incorporated by reference to the Company's 1999 Registration Statement).

                 10.10 Employment Agreement dated February 5, 1997 between Carey Davis and the Company (incorporated by reference to the Company's 1999 Registration Statement).

                 10.11 Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. Garcia (incorporated by reference to the Company's 1999 Registration Statement).

                 10.12 Employment Agreement dated as of October 25, 1999, by and between the Company and Luis Diaz-Albertini (incorporated by reference to the Company's 1999 Registration Statement).

                 10.13 Employment Agreement, dated April 1, 1999, between Spanish Broadcasting System of Greater Miami, Inc. and Jesus Salas (incorporated by reference to the Company's 1999 Registration Statement).

                 10.14 Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).

                 10.15 1994 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 of the 1994 Registration Statement).

                 10.16 Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).

                 10.17 Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

                 10.18 Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).

                 10.19 Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).

                 10.20 Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).

                 10.21 Promissory Note, dated as of December 31, 1995 of Raul Alarcon, Sr. to SBS-NJ in the principal amount of $577,323 (incorporated by reference to Exhibit 10.26 to the Company's 1995 Annual Report on Form 10-K).

                 10.22 Promissory Note, dated as of December 31, 1995 of Raul Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913 (incorporated by reference to Exhibit 10.27 to the Company's 1995 Annual Report on Form 10-K).

                 10.23 Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr., Raul Alarcon, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).

                 10.24 Indenture dated October 12, 1988 between Alarcon Holdings, Inc. and SBS-NJ related to the studio located at 26 West 56th Street, NY, NY (incorporated by reference to Exhibit 10.32 of the 1994 Registration Statement).

                 10.25            Agreement of Lease dated as of March 1, 1996.
                                  No. WT-174- A119 1067 between The Port
                                  Authority of New Jersey and SBS-GNY as
                                  assignee of Park Radio (incorporated by
                                  reference to the 1996 Current Report).

                 10.26 Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295)).

                 10.27 Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).

                 10.28 Promissory Note dated July 16, 1997 of Raul Alarcon, Jr. to the Company in the principal amount of $1,050,229.63 (incorporated by reference to Exhibit 10.63 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295)).

                 10.29 Asset Purchase Agreement dated January 28, 1998 by and between Spanish Broadcasting System of San Antonio, Inc. and Radio KRIO, Ltd. (incorporated by reference to the Company's Form 10-Q dated February 12, 1998).

                 10.30 Asset Purchase Agreement dated June 16, 1998 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Pan Caribbean Broadcasting Corporation (incorporated by reference to the Company's Form 10-Q dated July 12, 1998).

                 10.31 Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raul Alarcon, Jr. ("Landlord") and Spanish Broadcasting System, Inc. ("Tenant") (incorporated by reference to the Company's 1998 Annual Report on Form 10-K).

                 10.32 Asset Purchase Agreement dated January 8, 1999 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, dated January 21, 1999).

                 10.33 Stock Purchase Agreement among JuJu Media, Inc., each of the individual sellers, and Spanish Broadcasting System, Inc., dated April 26, 1999 (incorporated by reference to the Company's 1999 Registration Statement).

                 10.34 Asset Purchase Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc., and Pablo Raul Alarcon, Sr. (incorporated by reference to the Company's 1999 Registration Statement).

                 10.35 Indemnification Agreement with Raul Alarcon, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

                 10.36 Indemnification Agreement with Roman Martinez IV dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

                 10.37            Indemnification Agreement with Jason L.
                                  Shrinsky dated as of November 2, 1999
                                  (incorporated by reference to the 1999 Current Report).

                 10.38 Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company's 1999 Registration Statement).

                 10.39 Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company's 1999 Registration Statement).

                 10.40 Time Brokerage Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc. and Pablo Raul Alarcon, Sr. (incorporated by reference to the Company's 1999 Registration Statement).

                 10.41 Form of Lock-Up Letter Agreement (incorporated by reference in the Company's 1999 Registration Statement).

                 10.42 Form of Option Grant not under Stock Option Plans (incorporated by reference to the Company's 1999 Registration Statement).

                 10.43 Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

                 21.1 List of Subsidiaries of the Company (incorporated by reference to the Company's 1999 Registration Statement).

         (b) Reports on Form 8-K. We filed a report on Form 8-K dated November 2, 1999 which reported that:

          (1) on October 27, 1999, the SEC declared the Company's registration statement on Form S-1 effective, and the Company launched an initial public offering of its shares of Class A Common Stock (the "IPO"). The Company and certain of its selling shareholders closed the IPO on November 2, 1999 and issued and sold 20,768,110 shares (including over-allotment options of 3,268,110) and 4,287,400 shares, respectively at an initial offering price of $20;

          (2) on November 2, 1999, the Company closed its offering of $235,000,000 of its 9 5/8% Senior Subordinated Notes due 2009;

          (3) on November 2, 1999, the Company commenced a mandatory redemption of all of its outstanding 14 1/4% Senior Exchangeable Preferred Stock at 105% of the liquidation preference of each share; and

          (4) on November 3, 1999, the Company accepted for payment consent solicitations and tender offers for two series of outstanding Senior Notes totaling $176,559,000: the first series, outstanding 12 1/2% Senior Notes due 2002 and the second series, outstanding 11% Senior Notes due 2004, Series B.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of December, 1999.

                                       SPANISH BROADCASTING SYSTEM, INC.


                                       By: /s/ Raul Alarcon, Jr.
                                           --------------------------------
                                       Name:  Raul Alarcon, Jr.
                                       Title: Chairman of the Board of
                                              Directors, Chief Executive
                                              Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SBS in the capacities indicated on the 23rd day of December, 1999.

         Signature
         ---------


/s/ Raul Alarcon, Jr.                     Chairman of the Board of Directors,
-------------------------------           Chief Executive Officer and  President
       Raul Alarcon, Jr.                  (principal executive officer)


                                          Executive Vice President, Chief
/s/ Joseph A. Garcia                      Financial Officer, and Secretary
-------------------------------           (principal financial and accounting
       Joseph A. Garcia                   officer)


/s/ Pablo Raul Alarcon, Sr.
-------------------------------
  Pablo Raul Alarcon, Sr.                Director

/s/ Jose Grimalt
-------------------------------
       Jose Grimalt                      Director

/s/ Roman Martinez IV
-------------------------------
     Roman Martinez IV                   Director

/s/ Jason L. Shrinsky
-------------------------------
     Jason L. Shrinsky                   Director

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each of the additional registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of December, 1999.
                                  EACH OF THE ADDITIONAL
                                  REGISTRANTS LISTED
                                  ON THE TABLE OF
                                  ADDITIONAL REGISTRANTS

                                  By: /s/ Raul Alarcon, Jr.
                                      ----------------------------------------
                                  Name:  Raul Alarcon, Jr.
                                  Title: Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SBS in the capacities indicated on the 23rd day of December, 1999.

             Signature
             ---------

     /s/  Raul Alarcon, Jr.             Chairman of the Board of Directors,
-----------------------------------     Chief Executive Officer and President
      Raul Alarcon, Jr.                 (principal executive officer)


                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer,
                                        Secretary (principal financial and
    /s/ Joseph A. Garcia                accounting officer), and a Director
-------------------------------------
      Joseph A. Garcia

                                  Exhibit Index


                 3.1 Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the "1999 Registration Statement")) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company's Current Report on Form 8-K, dated March 25, 1996 (the "1996 Current Report")).

                 3.2 Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement).

                 3.3 Amended and Restated By-Laws of the Company (incorporated by reference to the Company's 1999 Registration Statement).

                 4.1 Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit 3.1).

                 4.2 Certificate of Designation filed as Exhibit A to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit 3.1).

                 4.3 Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994 Registration Statement on Form S-4, the "1994 Registration Statement").

                 4.4 First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

                 4.5 Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

                 4.6 Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company's 1999 Registration Statement).

                 4.7 Indenture dated as of March 15, 1997, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

                 4.8 Supplemental Indenture dated as of October 15, 1999 to the Indenture dated as of March 15, 1997, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company's 1999 Registration Statement).

                 4.9 Exchange Debenture Indenture dated as of March 15, 1997, among the Company, the Guarantors named therein and U.S. Trust Company of New York, as Trustee (incorporated by reference to the 1996 Current Report).

                 4.10 Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the "1999 Current Report")).

                 4.11 Form of stock certificate for the Class A Common Stock of the Company (incorporated by reference to the Company's 1999 Registration Statement).

                 10.1 Securities Purchase Agreement dated as of March 24, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the 1996 Current Report).

                 10.2 Unit Agreement dated as of March 15, 1997 among the Company, the Guarantors and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

                 10.3 Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).

                 10.4 Common Stock Registration Rights and Stockholders Agreement dated as of March 15, 1997 among the Company, certain Management Stockholders named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the 1996 Current Report).

                 10.5 Notes Registration Rights Agreement dated as of March 15, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the 1996 Current Report).

                 10.6 Preferred Stock Registration Rights Agreement dated as of March 15, 1997 among the Company, the Guarantors named therein and CIBC Wood Gundy Securities Corp., as Initial Purchaser (incorporated by reference to the 1996 Current Report).

                 10.7 National Radio Sales Representation Agreement dated as of February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current Report).

                 10.8 Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company, certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).

                 10.9 Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raul Alarcon, Jr. (incorporated by reference to the Company's 1999 Registration Statement).

                 10.10 Employment Agreement dated February 5, 1997 between Carey Davis and the Company (incorporated by reference to the Company's 1999 Registration Statement).

                 10.11 Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. Garcia (incorporated by reference to the Company's 1999 Registration Statement).

                 10.12 Employment Agreement dated as of October 25, 1999, by and between the Company and Luis Diaz-Albertini (incorporated by reference to the Company's 1999 Registration Statement).

                 10.13 Employment Agreement, dated April 1, 1999, between Spanish Broadcasting System of Greater Miami, Inc. and Jesus Salas (incorporated by reference to the Company's 1999 Registration Statement).

                 10.14 Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).

                 10.15 1994 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.4 of the 1994 Registration Statement).

                 10.16 Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).

                 10.17 Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

                 10.18 Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).

                 10.19 Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).

                 10.20 Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).

                 10.21 Promissory Note, dated as of December 31, 1995 of Raul Alarcon, Sr. to SBS-NJ in the principal amount of $577,323 (incorporated by reference to Exhibit 10.26 to the Company's 1995 Annual Report on Form 10-K).

                 10.22 Promissory Note, dated as of December 31, 1995 of Raul Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913 (incorporated by reference to Exhibit 10.27 to the Company's 1995 Annual Report on Form 10-K).

                 10.23 Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr., Raul Alarcon, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).

                 10.24 Indenture dated October 12, 1988 between Alarcon Holdings, Inc. and SBS-NJ related to the studio located at 26 West 56th Street, NY, NY (incorporated by reference to Exhibit 10.32 of the 1994 Registration Statement).

                 10.25            Agreement of Lease dated as of March 1, 1996.
                                  No. WT-174- A119 1067 between The Port
                                  Authority of New Jersey and SBS-GNY as
                                  assignee of Park Radio (incorporated by
                                  reference to the 1996 Current Report).

                 10.26 Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295)).

                 10.27 Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).

                 10.28 Promissory Note dated July 16, 1997 of Raul Alarcon, Jr. to the Company in the principal amount of $1,050,229.63 (incorporated by reference to Exhibit 10.63 of the Company's Registration Statement on Form S-4 (Commission File No. 333-26295)).

                 10.29 Asset Purchase Agreement dated January 28, 1998 by and between Spanish Broadcasting System of San Antonio, Inc. and Radio KRIO, Ltd. (incorporated by reference to the Company's Form 10-Q dated February 12, 1998).

                 10.30 Asset Purchase Agreement dated June 16, 1998 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Pan Caribbean Broadcasting Corporation (incorporated by reference to the Company's Form 10-Q dated July 12, 1998).

                 10.31 Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raul Alarcon, Jr. ("Landlord") and Spanish Broadcasting System, Inc. ("Tenant") (incorporated by reference to the Company's 1998 Annual Report on Form 10-K).

                 10.32 Asset Purchase Agreement dated January 8, 1999 by and between Spanish Broadcasting System of Puerto Rico, Inc. and Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, dated January 21, 1999).

                 10.33 Stock Purchase Agreement among JuJu Media, Inc., each of the individual sellers, and Spanish Broadcasting System, Inc., dated April 26, 1999 (incorporated by reference to the Company's 1999 Registration Statement).

                 10.34 Asset Purchase Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc., and Pablo Raul Alarcon, Sr. (incorporated by reference to the Company's 1999 Registration Statement).

                 10.35 Indemnification Agreement with Raul Alarcon, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

                 10.36 Indemnification Agreement with Roman Martinez IV dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

                 10.37            Indemnification Agreement with Jason L.
                                  Shrinsky dated as of November 2, 1999
                                  (incorporated by reference to the 1999 Current Report).

                 10.38 Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company's 1999 Registration Statement).

                 10.39 Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company's 1999 Registration Statement).

                 10.40 Time Brokerage Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc. and Pablo Raul Alarcon, Sr. (incorporated by reference to the Company's 1999 Registration Statement).

                 10.41 Form of Lock-Up Letter Agreement (incorporated by reference in the Company's 1999 Registration Statement).

                 10.42 Form of Option Grant not under Stock Option Plans (incorporated by reference to the Company's 1999 Registration Statement).

                 10.43 Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

                 21.1 List of Subsidiaries of the Company (incorporated by reference to the Company's 1999 Registration Statement).