Form 10-K405/A
period 1999-09-26
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC
filed 2000-01-26
CIK 927720, 927721, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

(MARK ONE)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 1999

                        COMMISSION FILE NUMBER 000-27823

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                       PRIMARY STANDARD
                                                     STATE OR OTHER       INDUSTRIAL       I.R.S. EMPLOYER
                                                     JURISDICTION OF    CLASSIFICATION     IDENTIFICATION
NAME                                                  INCORPORATION         NUMBER             NUMBER
----                                                 ---------------   -----------------   ---------------
Spanish Broadcasting System of California, Inc.....    California            4832            92-3952357
Spanish Broadcasting System Network, Inc...........     New York             4899            13-3511101
SBS Promotions, Inc................................     New York             7999            13-3456128
SBS Funding, Inc...................................     Delaware             4832            52-6999475
Alarcon Holdings, Inc..............................     New York             6512            13-3475833
SBS of Greater New York, Inc.......................     New York             4832            13-3888732
Spanish Broadcasting System of Florida, Inc........     Florida              4832            58-1700848
Spanish Broadcasting System of Greater Miami,
  Inc..............................................     Delaware             4832            65-0774450
Spanish Broadcasting System of Puerto Rico, Inc....     Delaware             4832            52-2139546
Spanish Broadcasting System, Inc...................    New Jersey            4832            13-3181941
Spanish Broadcasting System of Illinois, Inc.......     Delaware             4832            36-4174296
Spanish Broadcasting System of San Antonio, Inc....     Delaware             4832            65-0820776
Spanish Broadcasting System of Puerto Rico, Inc....   Puerto Rico            4832            66-0564244

     The registrant, Spanish Broadcasting System, Inc., together with its subsidiaries listed herein under the Table of Additional Registrants (collectively, "SBS" or the "Company"), hereby amends its Annual Report on Form 10-K (the "10-K") for the year ended September 26, 1999, filed with the Securities and Exchange Commission on December 27, 1999, by making the following changes:

          1. ITEM 5:  Under the subheading "Use of Proceeds":

           a. the first sentence is hereby deleted in its entirety and replaced by the following sentence:

           "On August 18, 1999, we filed a registration statement on Form S-1 with the SEC (Registration No. 333-85499) with respect to our initial public offering of shares of Class A Common Stock, par value $.0001."

           b. the fourth sentence is hereby deleted in its entirety and replaced by the following sentence:

           "All of the 25,055,510 shares of Class A Common Stock (including shares exercised pursuant to over-allotment options) registered in the offering, were sold at an initial offering price of $20.00 per share, resulting in an aggregate offering price of $501.1 million ($415.4 million of which were gross proceeds to SBS)."

          2. ITEM 6: In the financials, under "Other Financial Data" the line item reading "BITDA" is hereby corrected to read "EBITDA."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf and on behalf of the additional registrants by the undersigned, thereunto duly authorized, on the 25th day of January, 2000.

                                          Spanish Broadcasting System, Inc.
                                          and each of the additional registrants
                                          listed on the Table of Additional
                                          Registrants

                                          By:     /s/ JOSEPH A. GARCIA
                                            ------------------------------------
                                          Name: Joseph A. Garcia
                                          Title: Executive Vice President and
                                          Chief Financial Officer