Form 10-Q
period 1999-12-26
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC
filed 2000-02-08
CIK 927720, 927721, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999

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
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

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

                      [X]      YES              [ ]    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.0001 per share, outstanding as of February 4, 2000: 25,731,760 shares of Class A Common Stock and 34,484,900 shares of Class B Common Stock.



                         TABLE OF ADDITIONAL REGISTRANTS

                                                                                            PRIMARY
                                                                                            STANDARD
                                                                   STATE OR OTHER          INDUSTRIAL           I.R.S. EMPLOYER
                                                                  JURISDICTION OF         CLASSIFICATION         IDENTIFICATION
NAME                                                               INCORPORATION             NUMBER                 NUMBER
----                                                             ------------------     -----------------      -----------------
Spanish Broadcasting System, Inc.                                    New Jersey                4832                13-3181941
Spanish Broadcasting System of California, Inc.                      California                4832                92-3952357
Spanish Broadcasting System of Florida, Inc.                          Florida                  4832                58-1700848
Spanish Broadcasting System Network, Inc.                             New York                 4899                13-3511101
SBS Promotions, Inc.                                                  New York                 7999                13-3456128
Alarcon Holdings, Inc.                                                New York                 6512                13-3475833
SBS of Greater New York, Inc.                                         New York                 4832                13-3888732
Spanish Broadcasting System of Illinois, Inc.                         Delaware                 4832                36-4174296
Spanish Broadcasting System of Greater Miami, Inc.                    Delaware                 4832                65-0774450
Spanish Broadcasting System of San Antonio, Inc.                      Delaware                 4832                65-0820776
Spanish Broadcasting System of Puerto Rico, Inc.                      Delaware                 4832                52-2139546
Spanish Broadcasting System of Puerto Rico, Inc.                    Puerto Rico                4832                66-0564244
SBS Funding, Inc.                                                     Delaware                 4832                52-6999475

                        SPANISH BROADCASTING SYSTEM, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 26, 1999 AND
         DECEMBER 26, 1999 (UNAUDITED)                                                           3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED DECEMBER 27, 1998 AND DECEMBER 26, 1999 (UNAUDITED)                               4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
         ENDED DECEMBER 27, 1998 AND DECEMBER 26, 1999 (UNAUDITED)                               5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                              7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                              11

PART II. OTHER INFORMATION                                                                      11

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K                                                       11

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 26, 1999  DECEMBER 26, 1999
                                                                             ------------------  ----------------
                    ASSETS                                                                          (UNAUDITED)

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                                      $  16,974,650       $ 174,579,468
RECEIVABLES:

   TRADE                                                                          26,006,007          27,529,764
   LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                            4,110,499           4,246,146
                                                                               -------------       -------------
     NET RECEIVABLES - TRADE                                                      21,895,508          23,283,618
   BARTER (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
       $2,255,460 AT SEPT. 26, 1999 AND $3,108,944 AT DEC. 26, 1999)                   4,757              11,046
                                                                               -------------       -------------
               NET RECEIVABLES                                                    21,900,265          23,294,664
OTHER CURRENT ASSETS                                                               2,194,387           5,457,206
                                                                               -------------       -------------
     TOTAL CURRENT ASSETS                                                         41,069,302         203,331,338

PROPERTY AND EQUIPMENT, NET                                                       14,777,703          14,510,610
FRANCHISE COSTS, NET                                                             301,454,059         299,654,084
DEFERRED FINANCING COSTS, NET                                                      6,228,716           8,257,221
DEFERRED OFFERING COSTS                                                            1,965,551                  --
OTHER ASSETS                                                                         185,190             186,641
                                                                               -------------       -------------
                                                                               $ 365,680,521       $ 525,939,894
                                                                               =============       =============


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM DEBT                                              $   1,800,572       $   1,050,572
DEPOSIT ON SALE OF STATIONS                                                               --             700,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             11,494,072          11,531,184
ACCRUED INTEREST                                                                   3,941,088           3,386,562
DEFERRED COMMITMENT FEE                                                            2,686,004           2,751,351
DIVIDENDS PAYABLE                                                                  1,323,018                  --
                                                                               -------------       -------------
     TOTAL CURRENT LIABILITIES                                                    21,244,754          19,419,669
12.5% SENIOR UNSECURED NOTES, NET OF UNAMORTIZED DISCOUNT                         92,262,924             100,000
11% SENIOR UNSECURED NOTES                                                        75,000,000                  --
9.625% SENIOR SUBORDINATED NOTES                                                          --         235,000,000
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                         3,422,341             878,841
DEFERRED INCOME TAXES                                                             12,954,515           3,607,158
14.25% SENIOR EXCHANGEABLE PREFERRED STOCK,
      $.01 PAR VALUE. AUTHORIZED 1,000,000 SHARES; ISSUED AND
      OUTSTANDING 245,815 SHARES AT SEPT. 26, 1999; NONE AT DEC. 26, 1999        235,918,055                  --
STOCKHOLDERS' EQUITY (DEFICIENCY):
   CLASS A COMMON STOCK, $.0001 PAR VALUE. AUTHORIZED
     100,000,000 SHARES; NONE ISSUED AND OUTSTANDING AT SEPT. 26,
     1999; 25,731,210 ISSUED AND OUTSTANDING AT DEC. 26, 1999                             --               2,573
   CLASS B COMMON STOCK, $.0001 PAR VALUE. AUTHORIZED
     50,000,000 SHARES; 39,448,550 SHARES ISSUED AND OUTSTANDING
     AT SEPT. 26, 1999; 34,485,450 SHARES AT DEC. 26, 1999                             3,945               3,449
   ADDITIONAL PAID IN CAPITAL                                                      6,869,241         393,252,591
   ACCUMULATED DEFICIT                                                           (79,535,846)       (126,324,387)
                                                                               -------------       -------------
                                                                                 (72,662,660)        266,934,226
   LESS: LOANS RECEIVABLE FROM STOCKHOLDERS                                       (2,459,408)                 --
                                                                               -------------       -------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (75,122,068)        266,934,226
                                                                               -------------       -------------
                                                                               $ 365,680,521       $ 525,939,894
                                                                               =============       =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                        DECEMBER 27, 1998   DECEMBER 26, 1999
                                                                                        -----------------   -----------------
GROSS REVENUES                                                                             $27,723,218         $33,202,107
LESS: AGENCY COMMISSIONS                                                                     3,453,404           4,268,704
                                                                                           -----------        ------------

      NET REVENUES                                                                          24,269,814          28,933,403
                                                                                           -----------        ------------


OPERATING EXPENSES:
    ENGINEERING                                                                                536,702             585,516
    PROGRAMMING                                                                              2,499,626           2,957,460
    SELLING                                                                                  5,923,453           6,283,370
    GENERAL AND ADMINISTRATIVE                                                               2,075,533           2,677,567
    CORPORATE EXPENSES                                                                       2,085,038          13,063,184
    DEPRECIATION & AMORTIZATION                                                              2,288,023           2,623,870
                                                                                           -----------        ------------
                                                                                            15,408,375          28,190,967
                                                                                           -----------        ------------

       OPERATING INCOME                                                                      8,861,439             742,436


OTHER (INCOME) EXPENSES:
    INTEREST EXPENSE, NET                                                                    5,226,999           2,966,276
    OTHER, NET                                                                                  13,700             405,107
                                                                                           -----------        ------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                     3,620,740          (2,628,947)

INCOME TAX EXPENSE (BENEFIT)                                                                 1,595,607          (1,077,868)
                                                                                           -----------        ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                      2,025,133          (1,551,079)

EXTRAORDINARY ITEM, LOSS ON EXTINGUISHMENT OF DEBT,
    NET OF INCOME TAXES                                                                             --         (16,865,069)
                                                                                           -----------        ------------

NET INCOME (LOSS)                                                                            2,025,133         (18,416,148)

DIVIDENDS ON PREFERRED STOCK                                                                (8,438,054)        (28,372,393)
                                                                                           -----------        ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                                 $(6,412,921)       $(46,788,541)
                                                                                           ===========        ============

NET LOSS PER COMMON SHARE BEFORE EXTRAORDINARY ITEM:
    BASIC                                                                                        (0.21)              (0.58)
    DILUTED                                                                                      (0.21)              (0.58)

NET LOSS PER COMMON SHARE FOR EXTRAORDINARY ITEM:
    BASIC
    DILUTED                                                                                         --               (0.32)
                                                                                                    --               (0.32)
NET LOSS PER COMMON SHARE:
    BASIC                                                                                        (0.21)              (0.90)
    DILUTED                                                                                      (0.21)              (0.90)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC                                                                                   30,333,400          52,000,704
    DILUTED                                                                                 30,333,400          52,000,704

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED DECEMBER 27, 1998 AND DECEMBER 26, 1999
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                    DECEMBER 27, 1998   DECEMBER 26, 1999
                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                                    $   2,025,133       $ (18,416,148)
                                                                      -------------       -------------

   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      LOSS ON EARLY EXTINGUISHMENT OF DEBT                                       --          28,584,862
      DEPRECIATION AND AMORTIZATION                                       2,288,023           2,623,870
      CHANGE IN PROVISION FOR LOSSES ON RECEIVABLES                         832,388           1,145,734
      AMORTIZATION OF DEBT DISCOUNT                                         148,134              61,295
      AMORTIZATION OF DEFERRED FINANCING COSTS                              429,848             287,174
      ACCRETION OF INTEREST TO PRINCIPAL ON OTHER LONG-TERM DEBT             76,800             151,441
      DEFERRED INCOME TAXES                                               1,066,175          (9,347,357)
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        INCREASE IN RECEIVABLES                                          (3,330,865)         (2,540,133)
        (INCREASE) DECREASE IN OTHER CURRENT ASSETS                         386,887          (3,262,818)
        (INCREASE) DECREASE IN OTHER ASSETS                                     965              (1,451)
        INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   119,051              37,112
        DECREASE IN ACCRUED INTEREST                                       (871,656)           (554,526)
        INCREASE  IN DEFERRED COMMITMENT FEE                                 59,347              65,347
                                                                      -------------       -------------
                  TOTAL ADJUSTMENTS                                       1,205,097          17,250,550
                                                                      -------------       -------------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             3,230,230          (1,165,598)
                                                                      -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 DEPOSIT ON SALE OF STATIONS                                                     --             700,000
 ACQUISITIONS OF RADIO STATIONS                                          (8,367,728)           (374,111)
 ADDITIONS TO PROPERTY AND EQUIPMENT                                       (324,924)           (182,691)
                                                                      -------------       -------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (8,692,652)            143,198
                                                                      -------------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES:

RETIREMENT OF 14.25% SENIOR EXCHANGEABLE PREFERRED STOCK                         --        (265,613,466)
RETIREMENT OF SENIOR NOTES                                                       --        (190,295,268)
DECREASE IN LOANS RECEIVABLE FROM STOCKHOLDERS                                   --           2,459,408
PROCEEDS FROM SENIOR SUBORDINATED NOTES                                          --         227,170,507
PROCEEDS FROM  CLASS A COMMON STOCK                                              --         388,350,978
REPAYMENT OF OTHER LONG-TERM DEBT                                           (11,604)         (3,444,941)
                                                                      -------------       -------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (11,604)        158,627,218
                                                                      -------------       -------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (5,474,026)        157,604,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         37,642,227          16,974,650
                                                                      -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  32,168,201       $ 174,579,468
                                                                      =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:

      INTEREST PAID                                                   $   5,908,723       $   5,875,754
                                                                      =============       =============

      INCOME TAXES PAID                                               $     184,838       $     430,324
                                                                      =============       =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 27, 1998 AND DECEMBER 26, 1999
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three month periods ended December 27, 1998 and December 26, 1999 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 26, 1999 included in the Company's 1999 Form 10-K.

         In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim period. The results of operations for the three month period ended December 26, 1999 are not necessarily indicative of the results for a full year.

(2) ACQUISITIONS

         During fiscal year 1999, we acquired three stations, WCMA-FM (formerly WDOY-FM), WMEG-FM and WEMG-FM (all serving Puerto Rico), and eighty percent of the issued and outstanding capital stock of JuJu Media, Inc., the owner of LaMusica.com, a bilingual Spanish-English Internet Web site. The acquisitions of WCMA-FM, WMEG-FM and WEGM-FM were financed by cash on hand. The acquisition of JuJu Media, Inc. was financed by cash on hand and the issuance of promissory notes. The results of these acquisitions did not meet the significance test for pro forma presentation and, consequently, no pro forma results have been included with respect to these acquisitions. Our results include the operations of these stations and JuJu Media, Inc. from the date of their respective acquisitions.

         The Company has completed the transfer of certain assets to its newly formed subsidiaries, Spanish Broadcasting System of San Antonio, Inc., Spanish Broadcasting System of Puerto Rico, Inc. (Del.) and Spanish Broadcasting System of Puerto Rico, Inc. (Puerto Rico) (together, the "New Subsidiaries"). The Company has not included separate financial statements for its guarantor subsidiaries because (a) such guarantor subsidiaries (including the New Subsidiaries) have jointly and severally guaranteed the Senior Notes on a full and unconditional basis, (b) the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis and (c) the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed material to investors.

         On September 22, 1999, Spanish Broadcasting System of Puerto Rico, Inc., a Delaware corporation, a wholly owned subsidiary of Spanish Broadcasting System, Inc., a Delaware corporation, entered into a stock purchase agreement (the "Stock Purchase Agreement") to purchase all of the outstanding capital stock of the following nine subsidiaries of AMFM Operating Inc., a Delaware corporation (formerly known as Chancellor Media Corporation of Los Angeles) ("AMFM"): Primedia Broadcast Group, Inc., WIO, Inc., Cadena Estereotempo, Inc., Portorican American Broadcasting, Inc.,

WLDI, Inc., WRPC, Inc., WOYE, Inc., WZNT, Inc. and WOQI, Inc. (the "Subsidiaries"). The Subsidiaries own and operate eight radio stations in Puerto
Rico: WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM and
WCTA-FM.

         On January 14, 2000, the Company completed the purchase from AMFM of all of the outstanding capital stock of the Subsidiaries for total cash consideration of $90.3 million, including a $10.0 million deposit that was made on this purchase during fiscal year 1999 and closing costs of $0.3 million. This acquisition was financed with cash on hand.


ITEM 2. SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 26, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 27, 1998

              NET REVENUES. Our net revenues were $28.9 million for the three months ended December 26, 1999, compared to $24.3 million for the three months ended December 27, 1998, an increase of $4.6 million or 18.9%. The increase in net revenues was mostly attributable to the higher local advertising rates at our New York, Chicago and Los Angeles market stations as advertisers continued to be attracted to the Spanish market as an important advertising choice. Additionally, our net revenues for the three months ended December 26, 1999 included a full quarter of results from certain of our stations in Puerto Rico, WMEG-FM, WEGM-FM and WCMA-FM.

              STATION OPERATING EXPENSES. Total station operating expenses were $12.5 million for the three months ended December 26, 1999, compared to $11.0 million for the three months ended December 27, 1998, an increase of $1.5 million or 13.6%. Most of the increase, was attributable to the inclusion of a full quarter of results from certain of our stations in Puerto Rico, WMEG-FM, WEGM-FM and WCMA-FM and JuJu Media, Inc.

              BROADCAST CASH FLOW. Broadcast cash flow was $16.4 million for the three months ended December 26, 1999, compared to $13.2 million for the three months ended December 27, 1998, an increase of $3.2 million or 24.2%. This increase was attributable to continued revenue growth and effective management of operating expenses. Our broadcast cash flow margin increased to 56.7% for the three months ended December 26, 1999 compared to 54.3% for the three months ended December 27, 1998.

              CORPORATE EXPENSES. Total corporate expenses were $13.1 million for the three months ended December 26, 1999, compared to $2.1 million for the three months ended December 27, 1998, an increase of $11.0 million. The increase in corporate expenses resulted mainly from a non-recurring severance payment of $10.2 million related to the purchase of an annuity for two retiring executives and executive performance bonuses.

              EBITDA. EBITDA was $3.4 million for the three months ended December 26, 1999, compared to $11.1 million for the three months ended December 27, 1998, a decrease of $7.7 million. The decrease in EBITDA was caused primarily by the non-recurring severance payment of $10.2 million, partially offset by increased broadcast cash flow. Excluding the non-recurring severance payment, EBITDA was $13.6 million for the three months ended December 26, 1999, an increase of $2.5 million or 22.5% compared to the three months ended December 27, 1998. Our EBITDA margin for the three months ended December 26, 1999 was 47.1%.

              DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.6 million for the three months ended December 26, 1999, compared to $2.3 million for the three months ended December 27, 1998, an increase of $0.3 million or 13.0%. The increase was related to an increase in amortization costs as a result of the purchases of WMEG-FM, WEGM-FM and WCMA-FM in Puerto Rico as well as the purchase of 80% of JuJu Media.

              OPERATING INCOME. Operating income was $0.7 million for the three months ended December 26, 1999, compared to $8.9 million for the three months ended December 27, 1998, a decrease of $8.2 million. The decrease was due primarily to the non-recurring severance payment of $10.2 million.

              INTEREST EXPENSE, NET. Interest expense was $3.0 million for the three months ended December 26, 1999, compared to $5.2 million for the three months ended December 27, 1998, a decrease of $2.2 million or 42.3%. This decrease was due to interest income earned on the unused proceeds from the initial public offering, partially offset by interest on additional debt related to the refinancing of the 12 1/2% and 11% notes, as well as the 14 1/4% preferred stock.

              OTHER INCOME (EXPENSE). We had other expenses of $0.4 million for the three months ended December 26, 1999. The other expenses resulted primarily from the write-off of refinancing costs.

              EXTRAORDINARY LOSS. The Company incurred an extraordinary loss of $16.9 million, net of an income tax benefit of $11.7 million, in the three months ended December 26, 1999 related to the early extinguishment of our 11% and 12 1/2% notes for an amount in excess of our carrying value and the write-off of the related unamortized debt issuance costs.

              NET INCOME (LOSS). Our net loss was $18.4 million for the three months ended December 26, 1999, compared to net income of $2.0 million for the three months ended December 27, 1998. The loss was caused primarily by the extraordinary loss and the non-recurring severance payment.

              AFTER-TAX CASH FLOW. After-tax cash flow was $1.1 million for the three months ended December 26, 1999, compared to $4.3 million for the three months ended December 27, 1998. This decrease was primarily attributable to the non-recurring severance payment. Excluding the net non-recurring severance payment, after-tax cash flow was $7.1 million for the three months ended December 26, 1999, an increase of $2.8 million or 65.1% compared to the three months ended December 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

              Our primary source of liquidity is cash on hand and cash provided by operations. We intend to use a significant portion of our capital resources to make future acquisitions. These acquisitions will be funded primarily from cash on hand and internally generated cash flow, as well as potential credit facilities and equity financing.

              Our ability to increase our indebtedness is limited by the terms of the indentures governing our senior subordinated notes. Additionally, such indentures place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

              Net cash flows used in operating activities were $1.2 million for the three months ended December 26, 1999, compared to net cash flows provided by operating activities of $3.2 million for the three months ended December 27, 1998. Changes in our net cash flow from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the acquisition and disposition of stations during those periods.

              Net cash flows provided by investing activities were $0.1 million for the three months ended December 26, 1999, compared to net cash flows used in investing activities of $8.7 million for the three months ended December 27, 1998. Changes in our net cash flow from investing activities are primarily a result of the acquisition and disposition of stations during those periods.

              Net cash flows provided by financing activities were $158.6 million for the three months ended December 26, 1999, compared to no meaningful net cash flows used in financing activities for the three months ended December 27, 1998. Changes in our net cash flow from financing activities are primarily a result of the initial public offering and related refinancing transactions that were completed during the three-month period ended December 26, 1999.

              Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our obligations in the foreseeable future, including: (1) required significant cash interest payments pursuant to the terms of the senior subordinated notes due 2009, (2) operating obligations and (3) capital expenditures. Assumptions (none of which can be assured) that underlie management's belief, include:

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

              We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. Other than the acquisition of the stations in Puerto Rico which were completed in January 2000, and described elsewhere in this report, we have no written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from operations, equity financing, permitted debt financing or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms.

YEAR 2000 ISSUE

              To date, no material interruptions to our operations have occurred as a result of the year 2000 issue. The year 2000 issue is the result of computer programs which use two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause system failures or miscalculations at our broadcast and corporate locations which in turn could cause disruptions of our operations, including, among other things, a temporary inability to: produce broadcast signals, process financial transactions, or engage in similar normal business activities.

              In 1999, we performed various analyses of potential problems related to the year 2000 issue. Internally, we bear some risks in the following areas: computer hardware and software for our accounting and administrative functions, computer-controlled programming of music and the transmission of our signals. Externally, we are at risk, like most companies, of losing power and phone lines. As of December 26, 1999 we had spent $0.1 million to upgrade/replace non-compliant systems and equipment.

              The greatest threat to our ability to continue broadcasting due to year 2000 issues comes from the utilities upon which we are dependent. To date, we are not aware of any external utility vendor with a year 2000 issue that has materially impacted our results of operations, liquidity, or capital resources. However, we have no means of ensuring that such vendors are year 2000 compliant. While we believe our efforts provide reasonable assurance that material disruptions will not occur due to internal or vendor failure, the possibility of interruption still exists.

ITEM 3. SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 26, 1999 and in the three-month period ended December 26, 1999. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

              We are not subject to currency fluctuations since we do not have any international operations other than Puerto Rico where the currency is the U.S. dollar. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of February 7, 2000. Our financial instruments outstanding at December 26, 1999 with market risk are our senior subordinated notes due 2009.

PART II -- OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits -

              None

     (b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Company on January 28, 2000, reporting an "Acquisition or Disposition of Assets" pursuant to Item 2 of Form 8-K.

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

                               Spanish Broadcasting System of Illinois, Inc.

                               Spanish Broadcasting System of
                               Greater Miami, Inc.

                               Spanish Broadcasting System of San Antonio, Inc.

                               Spanish Broadcasting System of Puerto Rico, Inc., a Delaware Corporation

                               Spanish Broadcasting System of Puerto Rico, Inc., a Puerto Rico Corporation

                               SBS Funding, Inc.


                               By: /s/ Joseph A. Garcia
                                  ----------------------------------------------
                               Joseph A. Garcia
                               Executive Vice President,
Date: February 8, 2000         Chief Financial Officer and Secretary
                               (principal financial and accounting officer)