Form 10-K405/A
period 1999-09-26
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC
filed 2000-05-04
CIK 927720, 927721, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

(MARK ONE)

[X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

     The registrant, Spanish Broadcasting System, Inc., together with its subsidiaries listed herein under the Table of Additional Registrants (collectively, "SBS" or the "Company"), hereby amends its Annual Report on Form 10-K (the "10-K") for the year ended September 26, 1999, filed with the Securities and Exchange Commission on December 27, 1999, by making the following changes:

1. ITEM 6:  In the financials:

a. the "Other Financial Data" is hereby revised to be placed below the "Balance Sheet Data" and supplemented by adding three additional line items at the bottom of the table so that the table shall read in its entirety as follows:

                                                                                      AS OF
                                                      ---------------------------------------------------------------------
                                                        9/24/95       9/29/96        9/28/97        9/27/98       9/26/99
                                                      -----------   -----------   -------------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents...........................  $    17,817   $     5,468   $      12,288   $    37,642   $    16,975
Total assets........................................      103,629       176,860         334,367       351,034       365,681
Total debt (including current portion)..............       95,523       135,914         183,013       171,126       172,486
Preferred stock.....................................           --        35,939         171,262       201,368       235,918
Total stockholders' deficiency......................       (1,150)       (3,569)        (32,047)      (46,193)      (75,122)

OTHER FINANCIAL DATA:
Broadcast cash flow(5)..............................  $    24,326   $    20,759   $      28,969   $    36,623   $    52,731
Broadcast cash flow margin..........................         51.4%         42.7%           48.3%         48.1%         54.2%
EBITDA(6)...........................................       20,045        17,011          23,374        29,730        42,095
After-tax cash flow(7)..............................        5,379            70           3,097         7,530        15,723
Capital expenditures................................        4,888         3,811           2,022         1,645         2,100
Net cash provided by operating activities...........       14,438         8,813           6,386        10,923        20,782
Net cash provided by (used in) investing
  activities........................................       (4,988)      (90,195)       (144,358)       32,190       (38,384)
Net cash provided by (used in) financing
  activities........................................       (3,769)       69,034         144,792       (17,758)       (3,065)

b. Footnote 5 to the Selected Historical Consolidated Financial Information is hereby revised to add three additional sentences at the end to read as follows:

     Broadcast cash flow may not be comparable to a similarly entitled item reported by other entities that do not define the term exactly as the Company defines it. The Company believes that broadcast cash flow is a useful indicator to investors of the cash flow generated by the operations of the Company's stations and permits investors to compare the Company's performance with respect to station operations with those of other radio broadcast companies. The Company believes that broadcast cash flow is particularly useful in analyzing acquisition opportunities.

d. Footnote 6 to the Selected Historical Consolidated Financial Information is hereby revised to delete the second sentence thereof and add three sentences at the end so that the revised footnote in its entirety reads as follows:

     The term "EBITDA" means earnings before extraordinary items, gain on sale of AM stations, net interest expense, income taxes, depreciation, amortization and other income or expense. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, EBITDA is widely used in the broadcasting industry as a measure of a broadcasting company's operating performance. EBITDA may not be comparable to a similarly entitled item reported by other entities that do not define the term exactly as the Company defines it. The Company believes that EBITDA is a useful indicator to investors of the Company's capacity to incur and service debt. Many debt instruments, including the indenture governing the Company's 9 5/8% Senior Subordinated Notes, contain covenants which use formulas based on EBITDA calculations.

2. INDEPENDENT AUDITOR'S REPORT: The Independent Auditor's Report is hereby revised to add "Miami Florida," the city and state where the report was issued and "/s/ KPMG LLP", the signature of the independent auditors.

3. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS: The unaudited pro forma summary at the end of Footnote 3 to the Consolidated Financial Statements is hereby revised to add the line item "Net loss per share (0.17)" after the line item "Net loss" to the unaudited pro forma summaries to read as follows:

                                                                YEAR ENDED SEPTEMBER 28, 1997
                                                                -----------------------------
                                                                         (UNAUDITED)
Net revenues................................................             $66,762,000
Loss before extraordinary item..............................              (3,498,000)
Net loss....................................................              (5,145,000)
Net loss per share..........................................                   (0.17)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf and on behalf of the additional registrants by the undersigned, thereunto duly authorized, on the 4th day of May, 2000.

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