Form 10-K405/A
period 1999-09-26
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC
filed 2000-05-08
CIK 927720, 927721, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

(MARK ONE)

[X] AMENDMENT NO. 3 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

     The registrant, Spanish Broadcasting System, Inc., together with its subsidiaries listed herein under the Table of Additional Registrants (collectively, "SBS" or the "Company"), hereby amends its Annual Report on Form 10-K (the "10-K") for the year ended September 26, 1999, filed with the Securities and Exchange Commission on December 27, 1999, as amended, by making the following changes:

1. ITEM 6 -- the Selected Financial Data -- is hereby amended as follows:

a. the "Other Financial Data" is hereby revised to be placed below the "Balance Sheet Data" and supplemented by adding three additional line items at the bottom of the table which read as follows:

Net cash provided by operating activities...................  14,438     8,813      6,386    10,923    20,782
Net cash provided by (used in) investing activities.........  (4,988)  (90,195)  (144,358)   32,190   (38,384)
Net cash provided by (used in) financing activities.........  (3,769)   69,034    144,792   (17,758)   (3,065)

b. Footnote 5 to the Selected Historical Consolidated Financial Information is hereby revised to add three additional sentences at the end which read as follows:

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

c. Footnote 6 to the Selected Historical Consolidated Financial Information is hereby revised to delete the second sentence thereof and add three sentences at the end which read as follows:

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

The revised Item 6 in its entirety reads as follows:

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

                                                                                 FISCAL YEAR ENDED
                                                        -------------------------------------------------------------------
                                                          9/24/95       9/29/96       9/28/97       9/27/98       9/26/99
                                                        -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Gross revenues........................................  $    54,152   $    55,338   $    67,982   $    86,766   $   111,233
Less: agency commissions..............................        6,828         6,703         7,972        10,623        13,882
                                                        -----------   -----------   -----------   -----------   -----------
Net revenues..........................................       47,324        48,635        60,010        76,143        97,351
Station operating expenses(1).........................       22,998        27,876        31,041        39,520        44,620
Corporate expenses....................................        4,281         3,748         5,595         6,893        10,636
Depreciation and amortization.........................        3,389         4,556         7,619         8,877         9,906
                                                        -----------   -----------   -----------   -----------   -----------
    Operating income..................................       16,656        12,455        15,755        20,853        32,189
Interest expense, net(2)..............................      (12,874)      (16,533)      (22,201)      (20,860)      (21,178)
Other income (expense), net(3)........................         (381)       (1,574)         (791)         (213)         (749)
Gain on sale of AM stations...........................           --            --        36,242            --            --
                                                        -----------   -----------   -----------   -----------   -----------
    Income (loss) before income taxes
      and extraordinary item..........................        3,401        (5,652)       (7,237)       36,022        10,262
Income tax expense (benefit)..........................        1,411        (1,166)       (2,715)       15,624         4,445
                                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before extraordinary items..............        1,990        (4,486)       (4,522)       20,398         5,817
Extraordinary gain (loss) net of income taxes(4)......           --        (1,647)       (1,613)           --            --
                                                        -----------   -----------   -----------   -----------   -----------
    Net income (loss).................................  $     1,990   $    (4,486)  $    (6,169)  $    18,785   $     5,817
                                                        ===========   ===========   ===========   ===========   ===========
Dividends on preferred stock..........................           --        (2,994)      (17,044)      (30,270)      (34,749)
                                                        -----------   -----------   -----------   -----------   -----------
    Net income (loss) applicable to common stock......  $     1,990   $    (7,480)  $   (23,213)  $   (11,485)  $   (28,932)
                                                        ===========   ===========   ===========   ===========   ===========
Dividends per share on common stock...................  $        --   $        --   $        --   $      0.11   $        --
                                                        ===========   ===========   ===========   ===========   ===========
Earnings (loss) per common share:
    Basic (before extraordinary item).................  $      0.07   $     (0.25)  $     (0.71)  $     (0.33)  $     (0.86)
    Diluted (before extraordinary item)...............         0.06         (0.25)        (0.71)        (0.33)        (0.86)
    Basic.............................................         0.07         (0.25)        (0.77)        (0.38)        (0.86)
    Diluted...........................................         0.06         (0.25)        (0.77)        (0.38)        (0.86)
Weighted average common shares outstanding(8):
    Basic.............................................   30,333,400    30,333,400    30,333,400    30,333,400    33,584,576
    Diluted...........................................   35,793,409    30,333,400    30,333,400    30,333,400    33,584,576

                                                                                      AS OF
                                                              -----------------------------------------------------
                                                              9/24/95    9/29/96     9/28/97    9/27/98    9/26/99
                                                              --------   --------   ---------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $ 17,817   $  5,468   $  12,288   $ 37,642   $ 16,975
Total assets................................................   103,629    176,860     334,367    351,034    365,681
Total debt (including current portion)......................    95,523    135,914     183,013    171,126    172,486
Preferred stock.............................................        --     35,939     171,262    201,368    235,918
Total stockholders' deficiency..............................    (1,150)    (3,569)    (32,047)   (46,193)   (75,122)
OTHER FINANCIAL DATA:
Broadcast cash flow(5)......................................  $ 24,326   $ 20,759   $  28,969   $ 36,623   $ 52,731
Broadcast cash flow margin..................................      51.4%      42.7%       48.3%      48.1%      54.2%
BITDA(6)....................................................    20,045     17,011      23,374     29,730     42,095
After-tax cash flow(7)......................................     5,379         70       3,097      7,530     15,723
Capital expenditures........................................     4,888      3,811       2,022      1,645      2,100
Net cash provided by operating activities...................    14,438      8,813       6,386     10,923     20,782
Net cash provided by (used in) investing activities.........    (4,988)   (90,195)   (144,358)    32,190    (38,384)
Net cash provided by (used in) financing activities.........    (3,769)    69,034     144,792    (17,758)    (3,065)

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

2. The following changes have been made to the Consolidated Financial
Statements:

a. INDEPENDENT AUDITOR'S REPORT: The Independent Auditor's Report on page F-2 is hereby revised to add "Miami Florida," the city and state where the report was issued and "/s/ KPMG LLP", the signature of the independent auditors.

b. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS: The unaudited pro forma summary at the end of Footnote 3 to the Consolidated Financial Statements is hereby revised to add the line item "Net loss per share (0.17)" after the line item "Net loss" to the unaudited pro forma summaries to read as follows:

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

The revised Consolidated Financial Statements in their entirety read as follows:

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of KPMG LLP, independent auditors....................   F-2
Consolidated Balance Sheets as of September 27, 1998 and
  September 26, 1999........................................   F-3
Consolidated Statements of Operations for each of the fiscal
  years in the three-year period ended September 26, 1999...   F-4
Consolidated Statements of Changes in Stockholders'
  Deficiency for each of the fiscal years in the three-year
  period ended September 26, 1999...........................   F-5
Consolidated Statements of Cash Flows for each of the fiscal
  years in the three-year period ended September 26, 1999...   F-6
Notes to Consolidated Financial Statements..................   F-8
Financial Statement Schedule -- Valuation and Qualifying
  Accounts..................................................  F-26

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

                                          /s/          KPMG LLP
                                          --------------------------------------

Miami, Florida
December 10, 1999

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                              SEPTEMBER 27,   SEPTEMBER 26,
                                                                  1998            1999
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 37,642,227      16,974,650
  Receivables:
    Trade...................................................    20,777,151      26,006,007
    Barter..................................................     3,582,751       2,260,217
                                                              ------------    ------------
                                                                24,359,902      28,266,224
  Less allowance for doubtful accounts......................     7,770,060       6,365,959
                                                              ------------    ------------
         Net receivables....................................    16,589,842      21,900,265
    Other current assets....................................     1,822,584       2,194,387
                                                              ------------    ------------
         Total current assets...............................    56,054,653      41,069,302
Property and equipment, net.................................    14,942,933      14,777,703
Intangible assets, net of accumulated amortization of
  $27,563,051 in 1998 and $35,654,956 in 1999...............   272,261,440     301,454,059
Deferred financing costs, net of accumulated amortization of
  $4,257,074 in 1998 and $5,815,931 in 1999.................     7,275,980       6,228,716
Due from related party......................................       289,869              --
Deferred offering costs.....................................            --       1,965,551
Other assets................................................       209,301         185,190
                                                              ------------    ------------
                                                              $351,034,176     365,680,521
                                                              ============    ============
                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Current portion of other long-term debt...................  $     47,496       1,800,572
  Accounts payable..........................................     2,612,952       1,381,966
  Accrued expenses..........................................     5,838,808      10,112,106
  Accrued interest..........................................     3,941,088       3,941,088
  Deferred commitment fee...................................     2,141,456       2,686,004
  Dividends payable.........................................     1,124,360       1,323,018
                                                              ------------    ------------
         Total current liabilities..........................    15,706,160      21,244,754
12 1/2% Senior unsecured notes due 2002, net of unamortized
  discount of $2,224,535 in 1998 and $1,630,076 in 1999.....    91,668,465      92,262,924
11% Senior unsecured notes due 2004.........................    75,000,000      75,000,000
Other long-term debt, less current portion..................     4,410,505       3,422,341
Deferred income taxes.......................................     9,074,596      12,954,515
Redeemable Preferred Stock:
  14 1/4% Series A Senior Exchangeable Preferred Stock, $.01
    par value. Authorized 1,000,000 shares, issued and
    outstanding 214,260 shares (liquidation value
    $214,260,000) in 1998 and 245,815 shares (liquidation
    value $245,815,000) in 1999.............................   201,367,927     235,918,055
Stockholders' deficiency:
  Class A common stock, $.0001 par value. Authorized
    100,000,000 shares; none issued and outstanding.........            --              --
  Class B common stock, $.0001 par value. Authorized
    50,000,000 shares; issued and outstanding 30,333,400
    shares in 1998 and 39,448,550 shares in 1999............         3,033           3,945
Additional paid-in capital..................................     6,867,334       6,869,241
Accumulated deficit.........................................   (50,604,436)    (79,535,846)
                                                              ------------    ------------
                                                               (43,734,069)    (72,662,660)
Less loans receivable from stockholders.....................    (2,459,408)     (2,459,408)
                                                              ------------    ------------
         Total stockholders' deficiency.....................   (46,193,477)    (75,122,068)
                                                              ------------    ------------
Commitments and contingencies (notes 10, 12 and 15).........  $351,034,176     365,680,521
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FISCAL YEARS ENDED SEPTEMBER 28, 1997,
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                                       YEAR ENDED
                                                       ------------------------------------------
                                                           1997           1998           1999
                                                       ------------   ------------   ------------
Gross revenues.......................................  $ 67,981,407     86,766,158    111,233,463
Less agency commissions..............................     7,971,827     10,623,062     13,882,877
                                                       ------------   ------------   ------------
          Net revenues...............................    60,009,580     76,143,096     97,350,586
                                                       ------------   ------------   ------------
Operating expenses:
  Engineering........................................     2,099,116      1,924,744      2,222,605
  Programming........................................     7,081,521      8,462,258     10,120,338
  Selling............................................    14,980,035     18,574,529     22,015,346
  General and administrative.........................     6,879,443     10,558,965     10,260,931
  Corporate expenses.................................     5,595,403      6,892,705     10,636,435
  Depreciation and amortization......................     7,618,921      8,876,876      9,905,574
                                                       ------------   ------------   ------------
                                                         44,254,439     55,290,077     65,161,229
                                                       ------------   ------------   ------------
          Operating income...........................    15,755,141     20,853,019     32,189,357
Other income (expense):
  Interest expense, net..............................   (22,201,114)   (20,860,210)   (21,178,164)
  Other, net.........................................      (790,548)      (213,239)      (748,898)
  Gain on sale of AM stations........................            --     36,241,947             --
                                                       ------------   ------------   ------------
          Income (loss) before income taxes and
            extraordinary item.......................    (7,236,521)    36,021,517     10,262,295
Income tax expense (benefit).........................    (2,714,411)    15,624,032      4,444,919
                                                       ------------   ------------   ------------
Income (loss) before extraordinary item..............    (4,522,110)    20,397,485      5,817,376
Extraordinary item -- loss on extinguishment debt,
  net of income taxes of $1,097,836 in 1997 and
  $1,075,149 in 1998.................................    (1,646,753)    (1,612,723)            --
                                                       ------------   ------------   ------------
          Net income (loss)..........................  $ (6,168,863)    18,784,762      5,817,376
                                                       ============   ============   ============
Net loss applicable to common stockholders [note
  2(n)]..............................................  $(23,212,494)   (11,484,845)   (28,931,410)
                                                       ============   ============   ============
Basic and diluted loss per common share:
  Net loss per common share before extraordinary
     item............................................  $      (0.71)         (0.33)         (0.86)
  Net loss per common share for extraordinary item...         (0.06)         (0.05)            --
                                                       ------------   ------------   ------------
  Net loss per common share..........................  $      (0.77)         (0.38)         (0.86)
                                                       ============   ============   ============
  Weighted average common shares outstanding (basic
     and diluted)....................................    30,333,400     30,333,400     33,584,576
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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     FISCAL YEARS ENDED SEPTEMBER 28, 1997,
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                    CLASS B
                                                 COMMON STOCK                                   LESS: LOANS
                                              -------------------   ADDITIONAL                   RECEIVABLE        TOTAL
                                                NUMBER      PAR       PAID-IN     ACCUMULATED       FROM       STOCKHOLDERS'
                                              OF SHARES    VALUE      CAPITAL       DEFICIT     STOCKHOLDERS    DEFICIENCY
                                              ----------   ------   -----------   -----------   ------------   -------------
Balance at September 29, 1996...............  30,333,400   $3,033    10,809,037   (11,906,690)   (2,474,236)     (3,568,856)
Retirement of preferred stock and
  warrants..................................          --       --   (11,887,981)          --             --     (11,887,981)
Issuance of warrants........................          --       --    16,625,000           --             --      16,625,000
Accretion of preferred stock................          --       --            --   (1,659,695)            --      (1,659,695)
Preferred stock dividends...................          --       --            --   (15,383,936)           --     (15,383,936)
Issuance costs for preferred stock..........          --       --    (8,952,550           --             --      (8,952,550)
Increase in loans receivable from
  stockholders..............................          --       --            --           --     (1,050,230)     (1,050,230)
Net loss....................................          --       --            --   (6,168,863)            --      (6,168,863)
                                              ----------   ------   -----------   -----------    ----------     -----------
Balance at September 28, 1997...............  30,333,400    3,033     6,593,506   (35,119,184)   (3,524,466)    (32,047,111)
Preferred stock dividends...................          --       --            --   (27,717,142)           --     (27,717,142)
Accretion of preferred stock................          --       --            --   (2,552,465)            --      (2,552,465)
Decrease in loans receivable from
  stockholders..............................          --       --            --           --         14,827          14,827
Cash dividends on common stock..............          --       --            --   (3,726,579)     1,050,231      (2,676,348)
Issuance of warrants as dividends...........          --       --       273,828     (273,828)            --              --
Net income..................................          --       --            --   18,784,762             --      18,784,762
                                              ----------   ------   -----------   -----------    ----------     -----------
Balance at September 27, 1998...............  30,333,400    3,033     6,867,334   (50,604,436)   (2,459,408)    (46,193,477)
Preferred stock dividends...................          --       --            --   (31,755,475)           --     (31,755,475)
Accretion of preferred stock................          --       --            --   (2,993,311)            --      (2,993,311)
Exercised warrants for common stock.........   9,115,150      912         1,907           --             --           2,819
Net income..................................          --       --            --    5,817,376             --       5,817,376
                                              ----------   ------   -----------   -----------    ----------     -----------
Balance at September 26, 1999...............  39,448,550   $3,945     6,869,241   (79,535,846)   (2,459,408)    (75,122,068)
                                              ==========   ======   ===========   ===========    ==========     ===========

See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FISCAL YEARS ENDED SEPTEMBER 28, 1997,
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                                      YEAR ENDED
                                                      -------------------------------------------
                                                          1997            1998           1999
                                                      -------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).................................  $  (6,168,863)    18,784,762      5,817,376
                                                      -------------   ------------   ------------
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Loss on extinguishment of debt.................      2,744,589      2,687,872             --
     Gain on sale of AM stations....................             --    (36,241,947)            --
     Depreciation and amortization..................      7,618,921      8,876,876      9,905,574
     Provision for doubtful accounts................      3,530,259      2,634,509      1,670,438
     Amortization of debt discount..................      4,772,539        658,297        594,459
     Interest satisfied through issuance of notes...      1,185,722             --             --
     Amortization of deferred financing costs.......      1,390,736      1,555,016      1,601,594
     Write-down of fixed assets.....................        487,973             --        451,048
     Write-off of amounts due from related party....             --             --        289,869
     Accretion of interest to principal on long-term
       debt.........................................        161,523        307,200        313,037
     Deferred income taxes..........................     (4,062,247)    12,748,883      3,879,919
     Changes in operating assets and liabilities:
       Increase in receivables......................     (7,812,211)    (4,112,373)    (6,980,861)
       Increase in other current assets.............       (294,574)      (412,678)      (371,803)
       Decrease (increase) in other assets..........       (158,490)        80,483         24,111
       Increase (decrease) in accounts payable......       (196,443)     1,245,380     (1,230,986)
       Increase in accrued expenses.................        368,585      2,116,031      4,273,298
       Increase (decrease) in accrued interest......      2,142,006       (595,539)            --
       Increase in deferred commitment fee..........        675,999        590,201        544,548
                                                      -------------   ------------   ------------
            Total adjustments.......................     12,554,887     (7,861,789)    14,964,245
                                                      -------------   ------------   ------------
            Net cash provided by operating
               activities...........................      6,386,024     10,922,973     20,781,621
                                                      -------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of AM stations, net of disposal
     costs of $838,167..............................             --     43,161,833             --
  Additions to property and equipment...............     (2,022,344)    (1,644,533)    (2,099,507)
  Acquisition of radio licenses.....................   (142,335,513)    (9,327,713)   (26,284,504)
  Deposit for acquisition of radio stations.........             --             --    (10,000,000)
                                                      -------------   ------------   ------------
            Net cash provided by (used in) investing
               activities...........................   (144,357,857)    32,189,587    (38,384,011)
                                                      -------------   ------------   ------------

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                     FISCAL YEARS ENDED SEPTEMBER 28, 1997,
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                                       YEAR ENDED
                                                       ------------------------------------------
                                                           1997           1998           1999
                                                       ------------   ------------   ------------
Cash flows from financing activities:
  Dividends on common stock..........................  $         --     (2,676,348)            --
  Purchase of Senior unsecured notes.................            --    (15,055,055)            --
  Retirement of Senior secured notes.................   (38,414,562)            --             --
  Retirement of Series A preferred stock.............   (42,699,590)            --             --
  Redemption of warrants.............................    (8,323,000)            --             --
  Exercise of warrants...............................            --             --          2,819
  Repayments of debt, including accrued interest.....       (56,143)       (41,521)      (548,125)
  Proceeds from senior notes, net of financing costs
     of $5,712,407...................................    69,287,593             --             --
  Proceeds from Redeemable Series A Preferred stock
     and warrants, net of issuance cost of
     $8,952,550......................................   166,047,450             --             --
  Increase in deferred financing costs...............            --             --       (554,330)
  Increase in deferred offering costs................            --             --     (1,965,551)
  Decrease (increase) in loans receivable from
     stockholders....................................    (1,050,230)        14,827             --
                                                       ------------   ------------   ------------
            Net cash provided by (used in) financing
               activities............................   144,791,518    (17,758,097)    (3,065,187)
                                                       ------------   ------------   ------------
            Net (decrease) increase in cash and cash
               equivalents...........................     6,819,685     25,354,463    (20,667,577)
Cash and cash equivalents at beginning of period.....     5,468,079     12,287,764     37,642,227
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of period...........  $ 12,287,764     37,642,227     16,974,650
                                                       ============   ============   ============
Supplemental cash flow information:
  Interest paid during the period....................  $ 13,175,308     20,561,613     20,540,882
                                                       ============   ============   ============
  Income taxes paid during the period................  $    294,262      1,787,191      1,166,846
                                                       ============   ============   ============
Noncash investing and financing activities:
  Issuance of notes as payment for interest..........  $  1,185,722             --             --
                                                       ============   ============   ============
  Dividends declared on preferred stock..............  $ 15,383,936     27,717,142     31,755,475
                                                       ============   ============   ============
  Issuance of preferred stock as payment of preferred
     stock dividends.................................  $(13,030,211)   (27,553,543)   (31,556,817)
                                                       ============   ============   ============
  Issuance of warrants as payment of dividends.......  $         --        273,828             --
                                                       ============   ============   ============
  Issuance of note as payment towards purchase price
     of radio station................................  $  3,000,000             --      1,000,000
                                                       ============   ============   ============
  Repayment of stockholder loan and accrued interest
     through dividend withholding....................  $         --      1,098,368             --
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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

  (h) Cash Equivalents

     Cash equivalents, consisting primarily of interest-bearing money marrket accounts and certificates of deposits which have an original maturity date of less than three months, totaled approximately $37.6 million and $17.0 million at September 27, 1998 and September 26, 1999, respectively.

  (i) Income Taxes

     The Company files a consolidated federal income tax return with its subsidiaries. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

  (m) Concentration of Risk

     All of the Company's business is conducted in the New York, Miami, Los Angeles, Chicago, San Antonio and Puerto Rico markets. Net revenue earned from radio stations in these markets as a percentage of total revenue for the fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999 is as follows:

                                                              1997      1998      1999
                                                              ----      ----      ----
New York................................................       49%       44%       44%
Miami...................................................       22%       28%       24%
Los Angeles.............................................       28%       17%       17%
Chicago.................................................        1%       11%       11%
San Antonio.............................................       --        --         2%
Puerto Rico.............................................       --        --         2%
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

                                                    1997          1998           1999
                                                ------------   -----------   ------------
Income (loss) before extraordinary item.......  $ (4,522,110)   20,397,485      5,817,376
Less accretion of preferred stock.............     1,659,695     2,552,465      2,993,311
Less dividends on preferred stock.............    15,383,936    27,717,142     31,755,475
                                                ------------   -----------   ------------
Loss before extraordinary item................   (21,565,741)   (9,872,122)   (28,931,410)
Extraordinary item............................    (1,646,753)   (1,612,723)            --
                                                ------------   -----------   ------------
Net loss applicable to common stockholders....  $(23,212,494)  (11,484,845)   (28,931,410)
                                                ============   ===========   ============
Weighted average common shares outstanding
  (basic and diluted).........................    30,333,400    30,333,400     33,584,576
                                                ============   ===========   ============
Basic and diluted loss per common share
Net loss per common share before
  extraordinary item..........................  $      (0.71)        (0.33)         (0.86)
Net loss per common share for extraordinary
  item........................................         (0.06)        (0.05)            --
                                                ------------   -----------   ------------
Net loss per common share.....................  $      (0.77)        (0.38)         (0.86)
                                                ============   ===========   ============

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     The estimated fair value of the Company's unsecured notes and preferred stock is as follows (in millions):

                                                               1998               1999
                                                         ----------------   ----------------
                                                         CARRYING   FAIR    CARRYING   FAIR
                                                          AMOUNT    VALUE    AMOUNT    VALUE
                                                         --------   -----   --------   -----
12 1/2% Senior unsecured notes.........................   $ 91.6     91.6     92.3     102.5
11% Senior unsecured notes.............................     75.0     75.0     75.0      81.4
14 1/4% Series A senior exchangeable preferred stock...    201.3    201.3    235.9     258.4

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

                                                           YEAR ENDED
                                                          SEPTEMBER 28,
                                                              1997
                                                          -------------
                                                           (UNAUDITED)
Net revenues............................................   $66,762,000
Loss before extraordinary item..........................    (3,498,000)
Net loss................................................    (5,145,000)
Net loss per share......................................         (0.17)

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

(5) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at September 27, 1998 and September 26, 1999:

                                                                                ESTIMATED
                                                       1998          1999      USEFUL LIVES
                                                    -----------   ----------   ------------
Land..............................................  $ 1,368,407    1,000,000             --
Building and building leasehold improvements......   11,250,742   14,995,440       20 years
Tower and antenna systems.........................    2,138,824    2,257,814     7-15 years
Studio and technical equipment....................    5,135,586    5,564,258       10 years
Furniture and fixtures............................    1,685,745    2,072,817     3-10 years
Transmitter equipment.............................      931,750    1,220,225     7-10 years
Leasehold improvements............................    1,405,759    1,873,609     5-13 years
Computer equipment................................    1,333,888    1,739,392        5 years
Other.............................................      520,369      629,997        5 years
                                                    -----------   ----------
                                                     25,771,070   31,353,552
Less accumulated depreciation and amortization....   10,828,137   16,575,849
                                                    -----------   ----------
                                                    $14,942,933   14,777,703
                                                    ===========   ==========

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

  12 1/2% Senior Unsecured Notes

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

     On September 30, 1999, the Company commenced tender offers and consent solicitations relating to the 12 1/2% Notes. Pursuant to these tender offers and consent solicitations, the Company repurchased $101.5 million in principal amount of 12 1/2% Notes on November 2, 1999 -- see note 15(a). In connection with this repurchase, the Company will recognize an extraordinary loss on the early extinguishment of debt of approximately $9.5 million, net of income taxes of approximately $7.4 million, in the first quarter of fiscal 2000.

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

     On September 30, 1999, the Company commenced tender offers and consent solicitations relating to the 11% Senior Notes. Pursuant to these tender offers and consent solicitations, the Company repurchased $75.0 million in principal amount of 11% Senior Notes on November 2, 1999 -- see note 15(a). In connection with this repurchase, the Company will recognize an extraordinary loss on the early extinguishment of debt of approximately $6.6 million, net of income taxes of approximately $5.1 million, in the first quarter of fiscal 2000.

     On December 2, 1999, the Company also redeemed in full the Series A Preferred Stock - see note 15(a). In connection with this redemption, the Company will recognize total additional dividends of approximately $28.4 million, on the Series A Preferred Stock, which will further reduce the income available to common stockholders in the first quarter of fiscal 2000.

(7) WARRANTS

     Warrants consist of the following:

                                                            NUMBER OF CLASS B COMMON SHARES
                                                          REPRESENTED BY OUTSTANDING WARRANTS
                                                         -------------------------------------
                                                            1997          1998         1999
                                                         -----------   -----------   ---------
Issued in connection with:
12 1/2% Senior Notes(a)................................   5,352,950     2,469,950          --
Redeemable Series A Preferred Stock and 12 1/4% Senior
  Secured Notes(b).....................................          --            --          --
14 1/4% Series A Senior Exchangeable Preferred
  Stock(c).............................................   3,745,000     3,745,000          --
Replacement warrants(a)................................          --     2,910,450          --
                                                          ---------     ---------     -------
          Total........................................   9,097,950     9,125,400          --
                                                          =========     =========     =======

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

     (c) In 1997, in conjunction with the issuance of the 14 1/4% Series A Senior Exchangeable Preferred Stock, the Company issued warrants that entitle the holder to acquire 21.4 shares of Class B common stock or 3,745,000 shares at a price equal to $0.01 per 21.4 shares, subject to adjustment from time to time upon the occurrence of certain changes of common stock, certain common stock distributions, certain issuances of options or convertible securities, certain dividends and distributions and certain other increases in the number of shares or common stock. During the fiscal year ended September 26, 1999, warrants were exercised for 3,744,250 shares of Class B common stock. The remaining warrants expired on June 30, 1999, representing 750 shares of common stock.

(8) OTHER LONG-TERM DEBT

     Other long-term debt consists of the following at September 27, 1998 and September 26, 1999:

                                                                 1998         1999
                                                              ----------    ---------
Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at
  6.25%, commencing June 1992 (see note 12).................  $  989,278      941,761
Note payable due in quarterly installments of $187,500,
  including interest at an annual rate of three-month LIBOR
  plus 450 basis points, commencing September 1999, with
  balance due on March 27, 2003; paid in full in December
  1999 -- see note 15(a)....................................   3,468,723    3,281,152
Note payable due on April 26, 2000 including interest which
  accrues at an annual rate of 6%...........................          --    1,000,000
                                                              ----------    ---------
                                                               4,458,001    5,222,913
Less current portion........................................      47,496    1,800,572
                                                              ----------    ---------
                                                              $4,410,505    3,422,341
                                                              ==========    =========

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

     The scheduled maturities of other long-term debt are as follows at September 26, 1999:

FISCAL YEAR ENDING SEPTEMBER
----------------------------
  2000...................................................  $1,800,572
  2001...................................................     803,825
  2002...................................................     807,287
  2003...................................................   1,091,246
  2004...................................................      64,894
Thereafter...............................................     655,089
                                                           ----------
                                                           $5,222,913
                                                           ==========

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

     In September 1999, the Company adopted an employee incentive stock option plan ("the 1999 ISO Plan"), a nonemployee director stock option plan ("the 1999 NQ Plan"), and a tax-qualified employee savings and retirement plan ("the 401(k) Plan"). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the Compensation Committee of the Company's Board of Directors, and will have a contractual life of five to ten years from date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant, and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of the Company, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. No options have been granted under this plan as of September 26, 1999.

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

(12) COMMITMENTS AND CONTINGENCIES

  Commitments

     The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at September 27, 1998 and September 26, 1999 is as follows:

                                                                 1998         1999
                                                              ----------    ---------
Building under capital lease................................  $1,230,440    1,230,440
Less: Accumulated depreciation..............................    (389,533)    (451,055)
                                                              ----------    ---------
                                                              $  840,907      779,385
                                                              ==========    =========

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

     The Company leases office space and facilities and certain equipment under operating leases, one of which is with a related party (see note 9), that expire at various dates through 2035. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

     At September 26, 1999, future minimum lease payments under such leases are as follows:

FISCAL YEAR ENDING SEPTEMBER                               CAPITAL LEASE    OPERATING LEASES
----------------------------                               -------------    ----------------
     2000................................................   $  149,000           942,300
     2001................................................      149,000           730,600
     2002................................................      149,000           662,800
     2003................................................      149,000           583,000
     2004................................................      149,000           452,900
     Thereafter..........................................    1,120,229         2,962,800
                                                            ----------         ---------
Total minimum lease payments.............................    1,865,229         6,334,400
                                                                               =========
Less executory costs.....................................     (509,114)
                                                            ----------
                                                             1,356,115
Less interest at 6.25%...................................     (414,354)
                                                            ----------
Present value of minimum lease payments..................   $  941,761
                                                            ==========

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

     The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2004. The future minimum rental income to be received under these agreements as of September 26, 1999 is as follows:

FISCAL YEAR ENDING SEPTEMBER                                AMOUNT
----------------------------                              -----------
     2000...............................................  $   609,718
     2001...............................................      548,937
     2002...............................................      398,374
     2003...............................................      289,044
     2004...............................................      289,044
                                                          -----------
                                                          $ 2,135,117
                                                          ===========

     At September 26, 1999, the Company is committed to employment contracts for certain executives, on-air talent and general managers expiring through 2005. Future payments under such contracts are as follows:

FISCAL YEAR ENDING SEPTEMBER                                AMOUNT
----------------------------                              -----------
     2000...............................................  $ 3,614,383
     2001...............................................    3,312,367
     2002...............................................    2,615,417
     2003...............................................    1,575,000
     2004...............................................    1,225,000
Thereafter..............................................      475,000
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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

     On September 24, 1999, the Company entered into letters of understanding with its then Chairman and Secretary. These letters outline the mutual intentions of the Company and these individuals in connection with the Company's initial public offering ("IPO"), and were contingent upon the completion of the IPO [see note 15(a)]. These letters provide for the following:

     - The sale by these individuals of $14.0 million of their Class B common stock in the IPO [see note 15(a)];

     - The purchase by the Company of annuities providing aggregate annual retirement compensation of $1.0 million to these individuals. These annuities were purchased by the Company for $10.2 million in November 1999;

     - The retention of these individuals as members of the Company's Board of Directors, with titles of "Chairman Emeritus" and "Secretary Emeritus", respectively;

     - An agreement to sell, to the Chairman, the Company's two radio stations located in the Florida Keys for $0.7 million. The closing of this transaction is subject to satisfaction of certain customary conditions, including receipt of regulatory approvals from the FCC and Department of Justice;

     - The repayment by the Chairman of a stockholder loan for approximately $0.6 million, plus accrued interest of approximately $0.1 million. This stockholder loan and the related accrued interest was repaid in full by the Chairman in November 1999;

     - An agreement by the Chairman to assume responsibility for a boat currently leased by the Company. Responsibility for this boat was assumed by the Chairman in November 1999; and

     - The use by the Chairman of a car and driver, and by the Secretary of a car, to be provided by the Company.

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

(13) INCOME TAXES

     Income tax expense (benefit) for the fiscal years ended September 28, 1997, September 27, 1998 and September 26, 1999 consists of the following and was allocated as follows:

                                                                  1997
                                              ---------------------------------------------
                                              CURRENT-
                                              STATE AND   CURRENT    DEFERRED
                                                LOCAL     FEDERAL    FEDERAL       TOTAL
                                              ---------   -------   ----------   ----------
Loss from operations........................  $250,000         --   (2,964,411)  (2,714,411)
Extraordinary item -- loss on extinguishment
  of debt...................................        --         --   (1,097,836)  (1,097,836)
                                              --------    -------   ----------   ----------
                                              $250,000         --   (4,062,247)  (3,812,247)
                                              ========    =======   ==========   ==========

                                                                  1998
                                              ---------------------------------------------
                                              CURRENT-
                                              STATE AND   CURRENT    DEFERRED
                                                LOCAL     FEDERAL    FEDERAL       TOTAL
                                              ---------   -------   ----------   ----------
Income from operations......................  $950,000    850,000   13,824,032   15,624,032
Extraordinary item -- loss on extinguishment
  of debt...................................        --         --   (1,075,149)  (1,075,149)
                                              --------    -------   ----------   ----------
                                              $950,000    850,000   12,748,883   14,548,883
                                              ========    =======   ==========   ==========

                                                                  1998
                                              ---------------------------------------------
                                              CURRENT-
                                              STATE AND   CURRENT    DEFERRED
                                                LOCAL     FEDERAL    FEDERAL       TOTAL
                                              ---------   -------   ----------   ----------
Income from operations......................  $550,000     15,000    3,879,919    4,444,919
                                              ========    =======   ==========   ==========

     During fiscal 1997, 1998 and 1999, the Company utilized net operating loss carryforwards of approximately $0.7 million, $38.8 million and $0.2 million, respectively.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

     The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 28, 1997, September 27, 1998 and September 26, 1999 is as follows:

                                                 1997           1998           1999
                                             ------------    -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards.........  $ 32,955,490     16,919,249     16,849,019
     Deferred interest.....................     5,717,617      6,080,278      6,458,459
     Allowance for doubtful accounts.......     2,162,038      3,108,024      2,546,384
     Fixed assets..........................       474,286        474,286        474,286
     Unearned revenue......................            --        856,582      1,074,402
     AMT credit............................            --        850,000        865,000
                                             ------------    -----------    -----------
          Total gross deferred tax
            assets.........................    41,309,431     28,288,419     28,267,550
Less valuation allowance...................   (17,396,470)   (17,396,470)   (17,396,470)
                                             ------------    -----------    -----------
          Total net deferred tax assets....    23,912,961     10,891,949     10,871,080
                                             ------------    -----------    -----------
Deferred tax liabilities:
  Depreciation and amortization............    11,776,023     14,463,595     18,322,645
  Intangible assets........................     8,382,950      5,502,950      5,502,950
  Unearned revenue.........................        79,701             --             --
                                             ------------    -----------    -----------
  Total gross deferred tax liabilities.....    20,238,674     19,966,545     23,825,595
                                             ------------    -----------    -----------
          Net deferred tax asset
            (liability)....................  $  3,674,287     (9,074,596)   (12,954,515)
                                             ============    ===========    ===========

     Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% for fiscal years 1997, 1998 and 1999 as a result of the following:

                                                               1997     1998    1999
                                                              ------    ----    ----
Computed "expected" tax expense (benefit)...................   (35.0)%  35.0%   35.0%
State income taxes, net of federal income tax benefit.......    (2.8)%   6.5%    5.5%
Nondeductible expenses......................................     1.4%    0.4%    0.4%
Other.......................................................    (1.8)%   1.8%    2.7%
                                                              ------    ----    ----
                                                                38.2%   43.7%   43.6%
                                                              ======    ====    ====

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

     At September 26, 1999, the Company has net operating loss carryforwards available to offset future taxable income expiring as follows:

         EXPIRING IN SEPTEMBER              NET OPERATING LOSS CARRYFORWARDS
         ---------------------              --------------------------------
2007....................................              $ 5,597,000
2008....................................               12,213,000
2009....................................               11,445,000
2010....................................               12,868,000
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

(15) SUBSEQUENT EVENTS

  (a) Tender Offers and Initial Public Offering

     On September 30, 1999, the Company commenced tender offers and consent solicitations (the "Tender Offers") relating to any and all of its outstanding 11% Senior Notes and 12 1/2% Notes, at approximately 111% and 114%, respectively, of their par values. The Tender Offers were contingent upon the completion of the Company's IPO and debt offering (which were both completed on November 2, 1999 -- see below), and the valid tender of not less than a majority in aggregate principal amount of both the 11% Senior Notes and the 12 1/2% Notes.

     On October 27, 1999, the Company and selling shareholders sold 25,055,510 shares of Class A common stock in an IPO, from which the Company received proceeds of $389.4 million after payment of underwriter commissions. Concurrently with this IPO, on October 28, 1999, the Company sold $235.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 (the "1999 Notes"), from which the Company received proceeds of $228.0 million after payment of underwriter commissions. On November 2, 1999, the Company repurchased the 11% Senior Notes and 12 1/2% Notes solicited under the Tender Offers for $205.0 million, including accrued interest of $6.0 million. In connection with the repurchase of the 11% Senior Notes and the 12 1/2% Notes, the Company realized a loss on the early extinguishment of debt of approximately $16.1 million, net of income taxes of approximately $12.5 million, in the first quarter of fiscal 2000. This loss relates to the premium paid on the repurchase of the 11% Senior Notes and 12 1/2% Notes, the write-off of related deferred financing costs, and the amortization of the remaining original issue discount on the 12 1/2% Notes.

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

       FINANCIAL STATEMENT SCHEDULE -- VALUATION AND QUALIFYING ACCOUNTS
                     FISCAL YEARS ENDED SEPTEMBER 28, 1997,
                   SEPTEMBER 27, 1998 AND SEPTEMBER 26, 1999

                                                              COLUMN C ADDITIONS
                                                COLUMN B    -----------------------                    COLUMN E
                                                BALANCE     CHARGED TO   CHARGED TO                   BALANCE AT
                  COLUMN A                     BEGINNING     COST AND      OTHER        COLUMN D          END
                 DESCRIPTION                   OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS(1)    OF PERIOD
---------------------------------------------  ----------   ----------   ----------   -------------   -----------
Fiscal year 1997:
  Allowance for doubtful accounts............  $4,510,763   3,530,259           --      2,635,927      5,405,095
Fiscal year 1998:
  Allowance for doubtful accounts............  $5,405,095   2,634,509           --        269,544      7,770,060
Fiscal year 1999:
  Allowance for doubtful accounts............  $7,770,060   1,670,438           --      3,074,539      6,365,959

---------------

(1) Write-offs, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to its Annual Report on Form 10-K to be signed on its behalf and on behalf of the additional registrants by the undersigned, thereunto duly authorized, on the 5th day of May, 2000.

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