Form 10-Q
period 2000-03-26
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC
filed 2000-05-10
CIK 927720, 927721, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000

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

                           [X]    YES              [ ]    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.0001 per share, outstanding as of May 4, 2000: 32,399,760 shares of Class A Common Stock and 27,816,900 shares of Class B Common Stock.

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


                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 26, 1999 AND
         MARCH 26, 2000                                                                                3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
         ENDED MARCH 28, 1999 AND MARCH 26, 2000                                                       4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
         ENDED MARCH 28, 1999 AND MARCH 26, 2000                                                       5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                                    8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                    12


PART II. OTHER INFORMATION                                                                            13

ITEM 1.  LEGAL PROCEEDINGS                                                                            13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             13



               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                     SEPTEMBER 26, 1999     MARCH 26, 2000
                                                                                     ------------------     --------------
                              ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                                                $ 16,974,650        $ 108,138,002
RECEIVABLES:

            TRADE                                                                          26,006,007           24,856,022
            LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                            4,110,499            4,408,763
                                                                                        -------------        -------------
                    NET RECEIVABLES - TRADE                                                21,895,508           20,447,259
            BARTER (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
                   $2,255,460 AT SEPT. 26, 1999 AND $3,246,165 AT MARCH 26, 2000)               4,757               11,046
                                                                                        -------------        -------------
                              NET RECEIVABLES                                              21,900,265           20,458,305
OTHER CURRENT ASSETS                                                                        2,194,387            4,220,899
                                                                                        -------------        -------------
                   TOTAL CURRENT ASSETS                                                    41,069,302          132,817,206

PROPERTY AND EQUIPMENT, NET                                                                14,777,703           16,081,091
INTANGIBLE ASSETS, NET                                                                    301,454,059          397,870,197
DEFERRED FINANCING COSTS, NET                                                               6,228,716            8,141,325
DEFERRED OFFERING COSTS                                                                     1,965,551                   --
OTHER ASSETS                                                                                  185,190              187,054
                                                                                        -------------        -------------
                   TOTAL ASSETS                                                         $ 365,680,521        $ 555,096,873
                                                                                        =============        =============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM DEBT                                                         $ 1,800,572          $ 1,050,572
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                      11,836,145           11,616,148
ACCRUED INTEREST                                                                            3,941,088            9,107,239
DEFERRED COMMITMENT FEE                                                                     2,343,931            2,509,544
DIVIDENDS PAYABLE                                                                           1,323,018                   --
                                                                                        -------------        -------------
                   TOTAL CURRENT LIABILITIES                                               21,244,754           24,283,503

12.5% SENIOR UNSECURED NOTES, NET OF UNAMORTIZED DISCOUNT                                  92,262,924              100,000
11% SENIOR UNSECURED NOTES                                                                 75,000,000                   --
9.625% SENIOR SUBORDINATED NOTES                                                                   --          235,000,000
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                                  3,422,341              865,660
DEFERRED INCOME TAXES                                                                      12,954,515           26,622,604
14.25% SENIOR EXCHANGABLE PREFERRED STOCK,
            $.01 PAR VALUE. AUTHORIZED 1,000,000 SHARES; ISSUED AND
            OUTSTANDING 245,815 SHARES AT SEPT. 26, 1999; NONE AT MARCH 26, 2000          235,918,055                   --
STOCKHOLDERS' EQUITY (DEFICIENCY):
            CLASS A COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
                   100,000,000 SHARES; NONE ISSUED AND OUTSTANDING AT SEPT. 26, 1999;
                   32,399,760 ISSUED AND OUTSTANDING AT MARCH 26, 2000                             --                3,240
            CLASS B COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
                   50,000,000 SHARES; 39,448,550 SHARES ISSUED AND OUTSTANDING
                   AT SEPT. 26, 1999; 27,816,900 SHARES AT MARCH 26, 2000                       3,945                2,782
            ADDITIONAL PAID IN CAPITAL                                                      6,869,241          393,019,908
            ACCUMULATED DEFICIT                                                           (79,535,846)        (124,800,824)
                                                                                        -------------        -------------
                                                                                          (72,662,660)         268,225,106
            LESS:  LOANS RECEIVABLE FROM STOCKHOLDERS                                      (2,459,408)                  --
                                                                                        -------------        -------------
                   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (75,122,068)         268,225,106
                                                                                        -------------        -------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)              $ 365,680,521        $ 555,096,873
                                                                                        =============        =============



                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                ------------------------------    -------------------------------
                                                                MARCH 28, 1999  MARCH 26, 2000    MARCH 28, 1999   MARCH 26, 2000
                                                                --------------  --------------    --------------   --------------

GROSS BROADCASTING REVENUES                                      $ 21,457,906     $ 28,729,792     $ 49,181,124     $ 61,931,899
   LESS: AGENCY COMMISSIONS                                         2,631,542        3,801,650        6,084,946        8,070,354
                                                                 ------------     ------------     ------------     ------------

     NET BROADCASTING REVENUES                                     18,826,364       24,928,142       43,096,178       53,861,545
                                                                 ------------     ------------     ------------     ------------


OPERATING EXPENSES

  ENGINEERING                                                         476,825          626,587        1,013,527        1,212,103
  PROGRAMMING                                                       2,312,521        3,246,953        4,812,147        6,204,413
  SELLING                                                           4,590,486        5,171,226       10,513,939       11,454,596
  GENERAL AND ADMINISTRATIVE                                        2,500,116        3,207,520        4,575,649        5,885,087
  CORPORATE EXPENSES                                                2,249,272        2,391,330        4,334,310       15,454,514
  DEPRECIATION & AMORTIZATION                                       2,379,647        3,223,763        4,667,670        5,847,633
                                                                 ------------     ------------     ------------     ------------
                                                                   14,508,867       17,867,379       29,917,242       46,058,346
                                                                 ------------     ------------     ------------     ------------

OPERATING INCOME                                                    4,317,497        7,060,763       13,178,936        7,803,199


  OTHER (INCOME) EXPENSES:

    INTEREST EXPENSE, NET                                           5,216,805        4,528,397       10,443,804        7,494,673
    OTHER, NET                                                         49,828          (48,892)          63,528          356,215
                                                                 ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                             (949,136)       2,581,258        2,671,604          (47,689)
INCOME TAX EXPENSE (BENEFIT)                                         (474,013)       1,057,695        1,121,594          (20,173)
                                                                 ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              (475,123)       1,523,563        1,550,010          (27,516)

EXTRAORDINARY ITEM, NET OF INCOME TAXES                                    --               --               --      (16,865,069)
                                                                 ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                                    (475,123)       1,523,563        1,550,010      (16,892,585)

DIVIDENDS ON PREFERRED STOCK                                       (8,451,068)              --      (16,889,122)     (28,372,393)
                                                                 ------------     ------------     ------------     ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                (8,926,191)       1,523,563      (15,339,112)     (45,264,978)
                                                                 ------------     ------------     ------------     ------------


NET INCOME (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEM:

  BASIC                                                                 (0.29)            0.03            (0.51)           (0.51)
  DILUTED                                                               (0.29)            0.03            (0.51)           (0.51)

NET LOSS PER COMMON SHARE FOR EXTRAORDINARY ITEM:

  BASIC                                                                    --               --               --            (0.30)
  DILUTED                                                                  --               --               --            (0.30)

NET INCOME (LOSS) PER COMMON SHARE:

  BASIC                                                                 (0.29)            0.03            (0.51)           (0.81)
  DILUTED                                                               (0.29)            0.03            (0.51)           (0.81)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  (BASIC AND DILUTED):

    BASIC                                                          30,333,400       60,216,660       30,333,400       56,108,682
    DILUTED                                                        30,333,400       60,610,716       30,333,400       56,108,682





                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                             ---------------------------------
                                                                             MARCH 28, 1999     MARCH 26, 2000
                                                                             --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME (LOSS)                                                      $  1,550,010       $ (16,892,585)
                                                                             ------------       -------------
      ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
            CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
            LOSS ON RETIREMENT OF DEBT                                                 --          28,584,862
            DEPRECIATION AND AMORTIZATION                                       4,667,670           5,847,633
            GAIN ON SALE OF RADIO STATIONS                                             --             (54,963)
            PROVISION FOR DOUBTFUL ACCOUNTS                                       638,945           1,646,499
            AMORTIZATION OF DEBT DISCOUNT                                         296,748              61,295
            AMORTIZATION OF DEFERRED FINANCING COSTS                              820,430             513,466
            ACCRETION OF INTEREST TO PRINCIPAL ON OTHER LONG-TERM DEBT            153,600             151,441
            DEFERRED INCOME TAXES                                                 109,781          (8,531,911)
            CHANGES IN OPERATING ASSETS AND LIABILITIES:
                  DECREASE IN RECEIVABLES                                         279,472           2,295,461
                  (INCREASE) DECREASE IN OTHER CURRENT ASSETS                     446,280          (3,155,512)
                  (INCREASE) DECREASE IN OTHER ASSETS                              30,965              (1,864)
                  DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES              (929,043)         (2,611,567)
                  INCREASE IN ACCRUED INTEREST                                         --           5,166,151
                  INCREASE IN DEFERRED COMMITMENT FEE                             389,068             165,613
                                                                             ------------       -------------
                             TOTAL ADJUSTMENTS                                  6,903,916          30,076,604
                                                                             ------------       -------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                   8,453,926          13,184,019
                                                                             ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITIONS OF RADIO STATIONS, NET OF CASH  ACQUIRED                          (8,392,814)        (80,608,272)
PROCEEDS FROM SALE OF STATIONS                                                         --             690,304
ADDITIONS TO PROPERTY AND EQUIPMENT                                              (943,771)           (373,658)
                                                                             ------------       -------------
                    NET CASH USED IN INVESTING ACTIVITIES                      (9,336,585)        (80,291,626)
                                                                             ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

RETIREMENT OF 14.25% SENIOR EXCHANGEABLE PREFERRED STOCK                               --        (265,613,466)
RETIREMENT OF SENIOR NOTES                                                             --        (190,295,268)
DECREASE IN LOANS RECEIVABLE FROM STOCKHOLDERS                                         --           2,459,408
PROCEEDS FROM SENIOR SUBORDINATED NOTES                                                --         227,060,112
PROCEEDS FROM CLASS A COMMON STOCK                                                     --         388,118,295
REPAYMENT OF OTHER LONG-TERM DEBT                                                 (23,389)         (3,458,122)
                                                                             ------------       -------------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (23,389)        158,270,959
                                                                             ------------       -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (906,048)         91,163,352

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               37,642,227          16,974,650
                                                                             ------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 36,736,179       $ 108,138,002
                                                                             ============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:

      INTEREST PAID                                                          $ 10,049,820       $   5,927,284
                                                                             ============       =============
      INCOME TAXES PAID                                                      $    889,938       $     430,324
                                                                             ============       =============




       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 28, 1999 AND MARCH 26, 2000
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three- and six-month periods ended March 28, 1999 and March 26, 2000 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 26, 1999 included in the Company's 1999 Form 10-K.

         In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month period ended March 26, 2000 are not necessarily indicative of the results for a full year.

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

         On September 22, 1999, Spanish Broadcasting System of Puerto Rico, Inc., a Delaware corporation, a wholly owned subsidiary of the Company, entered into a stock purchase agreement to purchase all of the outstanding capital stock of the following nine subsidiaries of AMFM Operating Inc., a Delaware corporation (formerly known as Chancellor Media Corporation of Los Angeles) ("AMFM"): Primedia Broadcast Group, Inc., WIO, Inc., Cadena Estereotempo, Inc., Portorican American Broadcasting, Inc., WLDI, Inc., WRPC, Inc., WOYE, Inc., WZNT, Inc., WOQI, Inc. (the "Primedia Station Group"). The Primedia Station Group owns and operates eight radio stations in Puerto Rico: WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, and WCTA-FM. On January 14, 2000, the Company completed the purchase from AMFM of all of the outstanding capital stock of the Primedia Station Group for total cash consideration of $91.3 million, including a $10.0 million deposit that was made on September 22, 1999 and closing costs of $0.7 million. This acquisition was financed from cash on hand.

All of the Company's direct and indirect subsidiaries (except for JuJu Media, Inc. and the Primedia Station Group) have guaranteed the Senior Notes on a full, unconditional, and joint and several basis. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows:


                                                           PARENT AND
                                                            GUARANTOR      NON-GUARANTOR
                                                           SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS           TOTAL
                                                           ------------    ------------     ------------           -----
                                                                                AS OF MARCH 26, 2000
                                                           -------------------------------------------------------------
      CONDENSED CONSOLIDATING BALANCE SHEET
            Cash and cash equivalents                       105,406,733        2,731,269               --      108,138,002
            Receivables, net                                 18,792,817        1,665,488               --       20,458,305
            Other current assets                              5,288,518       (1,067,619)              --        4,220,899
                                                           ------------     ------------     ------------     ------------
                  Current assets                            129,488,068        3,329,138               --      132,817,206
            Property and equipment, net                      13,946,296        2,134,795               --       16,081,091
            Intangible assets, net                          284,420,752      113,449,445               --      397,870,197
            Deferred financing costs, net                     8,141,325               --               --        8,141,325
            Investment in subsidiaries and intercompany      94,807,528       (2,145,892)     (92,661,636)              --
            Other assets                                        179,709            7,345               --          187,054
                                                           ------------     ------------     ------------     ------------
                  Total assets                              530,983,678      116,774,831      (92,661,636)     555,096,873
                                                           ============     ============     ============     ============
            Current portion of long-term debt                 1,050,572               --               --        1,050,572
            Accounts payable and accrued expenses             9,702,953        1,913,195               --       11,616,148
            Accrued interest                                  9,107,239               --               --        9,107,239
            Deferred commitment fee                           2,509,544               --               --        2,509,544
                                                           ------------     ------------     ------------     ------------
                  Current liabilities                        22,370,308        1,913,195               --       24,283,503
            Long-term debt                                  235,965,660               --               --      235,965,660
            Deferred income taxes                             4,422,604       22,200,000               --       26,622,604
                                                           ------------     ------------     ------------     ------------
                  Total liabilities                         262,758,572       24,113,195               --      286,871,767

            Common stock                                          6,022            1,000           (1,000)           6,022
            Additional paid-in capital                      393,019,908       94,500,323      (94,500,323)     393,019,908
            Accumulated deficit                            (124,800,824)      (1,839,687)       1,839,687     (124,800,824)
                                                           ------------     ------------     ------------     ------------
                  Stockholders' equity                      268,225,106       92,661,636      (92,661,636)     268,225,106
                                                           ------------     ------------     ------------     ------------
                  Total liabilities and stockholders'
                     equity                                 530,983,678      116,774,831      (92,661,636)     555,096,873
                                                           ============     ============     ============     ============

                                                           PARENT AND
                                                            GUARANTOR      NON-GUARANTOR
                                                           SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS           TOTAL
                                                           ------------    ------------     ------------           -----
                                                                     FOR THE THREE MONTHS ENDED MARCH 26, 2000
                                                           -------------------------------------------------------------
      CONDENSED CONSOLIDATING INCOME STATEMENT
            Net broadcasting revenues                        22,802,390        2,125,752               --       24,928,142
            Station operating expenses                       10,340,244        1,912,042               --       12,252,286
            Corporate expenses                                2,391,330               --               --        2,391,330
            Depreciation and amortization                     2,433,584          790,179               --        3,223,763
                                                           ------------     ------------     ------------     ------------
                  Operating income                            7,637,232         (576,469)              --        7,060,763
            Interest income (expense), net                   (4,528,397)              --               --       (4,528,397)
            Other income (expense), net                          48,892               --               --           48,892
            Income tax expense (benefit)                      1,301,536         (243,841)              --        1,057,695
            Extraordinary item, net of income taxes                  --               --               --               --
                                                           ------------     ------------     ------------     ------------
                  Net income (loss)                           1,856,191         (332,628)              --        1,523,563
                                                           ============     ============     ============     ============


                                                           PARENT AND
                                                            GUARANTOR      NON-GUARANTOR
                                                           SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS           TOTAL
                                                           ------------    ------------     ------------           -----
                                                                     FOR THE THREE MONTHS ENDED MARCH 26, 2000
                                                           -------------------------------------------------------------
      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
            Cash flows from operating activities             11,499,720        1,684,299               --       13,184,019
                                                           ============     ============     ============     ============
            Cash flows from investing activities            (80,281,975)          (9,651)              --      (80,291,626)
                                                           ============     ============     ============     ============
            Cash flows from financing activities            157,223,220        1,047,739               --      158,270,959
                                                           ============     ============     ============     ============

Parent-only financial information has not been provided since the parent has no operations or assets separate from its investments in its subsidiaries.


         The Company completed the sale of WVMQ-FM in Key West and WZMQ-FM in Key Largo to South Broadcasting System, Inc., a company owned by Mr. Pablo Raul Alarcon, Sr., on February 2, 2000 for total cash consideration of $0.7 million.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 26, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 28, 1999

              NET REVENUES. Our net revenues were $24.9 million for the three months ended March 26, 2000, compared to $18.8 million for the three months ended March 28, 1999, an increase of $6.1 million or 32.5%. Most of the increase was generated by higher advertising rates, as advertisers continued to be attracted to the Spanish-language market as an important advertising choice. Additionally, our net revenues for the three months ended March 26, 2000 included results of certain of our stations in Puerto Rico, the Primedia Station Group, WMEG-FM and WEGM-FM, that had not yet been acquired during the same period in fiscal year 1999.

              STATION OPERATING EXPENSES. Total station operating expenses were $12.3 million for the three months ended March 26, 2000, compared to $9.9 million for the three months ended March 28, 1999, an increase of $2.4 million or 24.2%. The increase was primarily attributable to the inclusion of operating results from certain of our stations in Puerto Rico, the Primedia Station Group, WMEG-FM and WEGM-FM, and JuJu Media, Inc., the owner and operator of our bilingual Spanish-English Internet Web site, LaMusica.com, that had not yet been acquired during the same period in fiscal year 1999. In addition, on a same station basis, we experienced higher music license fees and commissions associated with increased sales, that were offset by lower station operating costs.

              BROADCAST CASH FLOW. Broadcast cash flow was $12.7 million for the three months ended March 26, 2000, compared to $8.9 million for the three months ended March 28, 1999, an increase of $3.8 million or 42.7%. This increase was attributable to continued revenue growth and effective management of operating expenses. Our broadcast cash flow margin increased to 51.0% for the three months ended March 26, 2000 compared to 47.3% for the three months ended March 28, 1999. Excluding net internet operating costs of $0.3 million, broadcast cash flow would have increased $4.1 million to $13.0 million, a 46.1% increase, and our broadcast cash flow margins would have reached 52.2% for the three months ended March 26, 2000.

              CORPORATE EXPENSES. Total corporate expenses were $2.4 million for the three months ended March 26, 2000, compared to $2.2 million for the three months ended March 28, 1999, an increase of $0.2 million or 9.1%. The increase in corporate expenses resulted mainly from higher legal expenses.

              EBITDA. EBITDA was $10.3 million for the three months ended March 26, 2000, compared to $6.7 million for the three months ended March 28, 1999, an increase of $3.6 million or 53.7%. The increase in EBITDA was mostly attributable to increased revenues and operating efficiencies.

              DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $3.2 million for the three months ended March 26, 2000, compared to $2.4 million for the three months ended March 28, 1999, an increase of $0.8 million or 33.3%. The increase was related to an increase in amortization costs and depreciation resulting from the purchases of the Primedia Station Group, WMEG-FM and WEGM-FM in Puerto Rico as well as the purchase of 80% of JuJu Media.

              OPERATING INCOME. Operating income was $7.1 million for the three months ended March 26, 2000, compared to $4.3 million for the three months ended March 28, 1999, an increase of $2.8 million or 65.1%. The increase was due primarily to the increase in EBITDA, that was partially offset by the increase in depreciation and amortization.

              INTEREST EXPENSE, NET. Interest expense was $4.5 million for the three months ended March 26, 2000, compared to $5.2 million for the three months ended March 28, 1999, a decrease of $0.7 million or 13.5%. This decrease was due to interest income earned on the unused proceeds from the initial public offering, partially offset by interest on additional debt related to the refinancing of the 12 1/2% and 11% notes.

              OTHER INCOME (EXPENSE). We had no meaningful other expenses during the three months ended March 26, 2000 and March 28, 1999.

              NET INCOME (LOSS.) Our net income was $1.5 million for the three months ended March 26, 2000, compared to a net loss of $0.5 million for the three months ended March 28, 1999. The net income was caused by significantly increased operating income and reduced interest expense, net.

              AFTER-TAX CASH FLOW. After-tax cash flow was $4.7 million for the three months ended March 26, 2000, compared to $1.9 million for the three months ended March 28, 1999. This increase was primarily attributable to the increase in EBITDA and the decrease in interest expense, net.

SIX MONTHS ENDED MARCH 26, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 28, 1999

              NET REVENUES. Our net revenues were $53.9 million for the six months ended March 26, 2000, compared to $43.1 million for the six months ended March 28, 1999, an increase of $10.8 million or 25.1%. Most of the increase was generated by higher advertising rates, as advertisers continued to be attracted to the Spanish-language market as an important advertising choice. Additionally, our net revenues for the six months ended March 26, 2000 included results of certain of our stations in Puerto Rico, the Primedia Station Group, WMEG-FM and WEGM-FM, that had not yet been acquired during the same period in fiscal year 1999.

              STATION OPERATING EXPENSES. Total station operating expenses were $24.8 million for the six months ended March 26, 2000, compared to $20.9 million for the six months ended March 28, 1999, an increase of $3.9 million or 18.7%. The increase was primarily attributable to the inclusion of operating results from certain of our stations in Puerto Rico, the Primedia Station Group, WMEG-FM and WEGM-FM, and JuJu Media, Inc., the owner and operator of our bilingual Spanish-English Internet Web site, LaMusica.com, that had not yet been acquired during the same period in fiscal year 1999. In addition, on a same station basis, we experienced higher music license fees and commissions associated with increased sales.

              BROADCAST CASH FLOW. Broadcast cash flow was $29.1 million for the six months ended March 26, 2000, compared to $22.2 million for the six months ended March 28, 1999, an increase of $6.9 million or 31.1%. This increase was attributable to continued revenue growth and effective management of operating expenses. Our broadcast cash flow margin increased to 54.0% for the six months ended March 26, 2000 compared to 51.5% for the six months ended March 28, 1999. Excluding net internet operating costs of $0.7 million, broadcast cash flow would have increased $7.6 million to $29.8 million, a 34.2% increase, and our broadcast cash flow margin would have reached 55.3% for the six months ended March 26, 2000.

              CORPORATE EXPENSES. Total corporate expenses were $15.5 million for the six months ended March 26, 2000, compared to $4.3 million for the six months ended March 28, 1999, an increase of $11.2 million or 260.5%. The increase in corporate expenses resulted mainly from a non-recurring severance payment of $10.2 million related to the purchase of an annuity for two of our retired executives, executive performance bonuses and higher legal expenses.

              EBITDA. EBITDA was $13.7 million for the six months ended March 26, 2000, compared to $17.8 million for the three months ended March 28, 1999, a decrease of $4.1 million or 23.0%. The decrease in EBITDA was mostly attributable to the non-recurring severance payment of $10.2 million, partially offset by increased broadcast cash flow. Excluding the non-recurring severance payment, EBITDA was $23.9 million for the six months ended March 26, 2000, an increase of $6.1 million or 34.3% compared to the six months period ended March 28, 1999 and our EBITDA margin was 44.3%.

              DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $5.8 million for the six months ended March 26, 2000, compared to $4.7 million for the six months ended March 28, 1999, an increase of $1.1 million or 23.4%. The increase was related to an increase in amortization costs as a result of the purchases of the Primedia Station Group, WMEG-FM, WEGM-FM and WCMA-FM in Puerto Rico as well as the purchase of 80% of JuJu Media.

              OPERATING INCOME. Operating income was $7.8 million for the six months ended March 26, 2000, compared to $13.2 million for the six months ended March 28, 1999, a decrease of $5.4 million or 40.9%. The decrease was due primarily to non-recurring severance payment of $10.2 million.

              INTEREST EXPENSE, NET. Interest expense was $7.5 million for the six months ended March 26, 2000, compared to $10.4 million for the six months ended March 28, 1999, a decrease of $2.9 million or 27.9%. This decrease was due to interest income earned on the unused proceeds from the initial public offering, partially offset by interest on additional debt related to the refinancing of the 12 1/2% and 11% notes.

              OTHER INCOME (EXPENSE). We had other expenses of $0.4 million for the six months ended March 26, 2000. The other expenses resulted primarily from the write-off of financing costs related to financing which the Company chose not to complete.

              EXTRAORDINARY LOSS. The Company incurred an extraordinary loss of $16.9 million, net of an income tax benefit of $11.7 million, in the six months ended March 26, 2000 related to the early retirement of our 11% and 12 1/2% notes for an amount in excess of our carrying value and the write-off of the related unamortized debt issuance costs.

              NET INCOME (LOSS.) Our net loss was $16.9 million for the six months ended March 26, 2000, compared to net income of $1.6 million for the six months ended March 28, 1999. The loss was caused primarily by the extraordinary loss and the non-recurring severance payment.

              AFTER-TAX CASH FLOW. After-tax cash flow was $5.8 million for the six months ended March 26, 2000, compared to $6.2 million for the six months ended March 28, 1999, a decrease of $0.4 million or 6.5%. This decrease was primarily attributable to the non-recurring severance payment. Excluding the net non-recurring severance payment, after-tax cash flow was $11.7 million for the six months ended March 26, 2000, an increase of $5.5 million or 88.7% compared to the six months period ended March 28, 1999.

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

              Net cash flows provided by operating activities were $13.2 million for the six months ended March 26, 2000, compared to net cash flows provided by operating activities of $8.5 million for the six months ended March 28, 1999. Changes in our net cash flow from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the acquisition and disposition of stations during those periods.

              Net cash flows used in investing activities were $80.3 million for the six months ended March 26, 2000, compared to net cash flows used in investing activities of $9.3 million for the six months ended March 28, 1999. Changes in our net cash flow from investing activities are primarily a result of the acquisition and disposition of stations during those periods.

              Net cash flows provided by financing activities were $158.3 million for the six months ended March 26, 2000, compared to no meaningful net cash flows used in financing activities for the six months ended March 28, 1999. Changes in our net cash flow from financing activities during the six months period ended March 26, 2000 were primarily a result of the initial public offering and related refinancing transactions that were completed during the first quarter of fiscal year 2000.

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

         o   we will continue to successfully implement our business strategy;

         o we will not incur any material unforeseen liabilities, including, without limitation, environmental liabilities; and

         o   no future acquisitions will adversely affect our liquidity.

              We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On May 8, 2000, we entered into agreements to acquire all of the outstanding capital stock of Rodriguez Communications, Inc. ("RCI") and certain holdings of its affiliate, New World Broadcasters Corp. ("New World"), for total consideration of $165.2 million, consisting of $43.5 million of our Class A common stock and $121.7 million in cash, subject to certain conditions and adjustments.

              The purchase of RCI includes the rights to acquire the following radio stations -- KFOX-FM and KREA-FM broadcasting, on a co-channeled basis, at
93.5 MHz serving the Los Angeles, California market; KXJO-FM broadcasting at
92.7 MHz serving the San Francisco, California market; and KSAH-AM broadcasting at 720 kHz serving the San Antonio, Texas market. Spanish Broadcasting will acquire Dallas radio stations KTCY-FM broadcasting at 104.9 MHz and KXEB-AM broadcasting at 910 kHz from New World. Once acquired by RCI we intend to broadcast our programming on each of RCI's stations we have agreed to acquire under a time brokerage agreement until closing. Until closing, we are broadcasting our programming on New World's stations in the Dallas market under a time brokerage agreement that commenced on May 8. The closing of these acquisitions is targeted for November of this year and each of these transactions is subject to numerous conditions and approvals, including receipt of regulatory approvals under the federal communications laws and review by federal antitrust authorities. Additionally, the acquisition of KXJO-FM is subject to the completion of Clear Channel, Inc.'s merger with AMFM, Inc. We cannot assure you that the acquisition described above will occur during the expected time frame, under the terms described, or at all.

              We have no other written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms.

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

              In 1999, we performed various analyses of potential problems related to the year 2000 issue. Internally, we bear some risks in the following areas: computer hardware and software for our accounting and administrative functions, computer-controlled programming of music and the transmission of our signals. Externally, we are at risk, like most companies, of losing power and phone lines. As of March 26, 2000 we had spent $0.1 million to upgrade/replace non-compliant systems and equipment.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 26, 1999 and in the three-and six-month periods ended March 26, 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

                We are not subject to currency fluctuations since we do not have any international operations other than Puerto Rico where the currency is the U.S. dollar. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of May 10, 2000. Our financial instruments outstanding at March 26, 2000 with market risk are our senior subordinated notes due 2009.

PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              From time to time we are involved in litigation incidental to the conduct of our business, such as contract matters and employee-related matters. We are not currently a party to litigation which, in the opinion of management, is likely to have a material adverse effect on our business.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              On August 18, 1999, we filed a registration statement of Form S-1 with the SEC (Registration No. 333-85499) with respect to our initial public offering of 21,787,400 shares of Class A Common Stock, par value $.0001. The SEC declared our registration statement effective on October 27, 1999. The initial public offering closed on November 2, 1999 and we and certain selling shareholders issued and sold 20,768,110 (including over-allotment options of 3,268,110) shares and 4,287,400 shares of Class A Common Stock, respectively. All of the 21,787,400 shares of Class A Common Stock registered in the offering were sold at an initial offering price of $20.00 per share, resulting in an aggregate-offering price of $435,748,000. Lehman Brothers, Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated acted as representatives for the underwriters, to whom SBS paid an aggregate of $26.0 million and the selling shareholders paid an aggregate of about $5.4 million in underwriting discounts and commissions ($1.25 per share), resulting in net proceeds to SBS of $389.4 million and $80.4 million to the selling shareholders.

              On August 18, 1999, we also filed a registration statement on Form S-1 with the Commission (Registration No. 333-85519) with respect to an offering of Senior Subordinated Notes. On November 2, 1999, we closed the offering of the 9 5/8% Senior Subordinated Notes due 2009. All of the notes registered in the offering were sold at an aggregate-offering price of $235.0 million. Lehman Brothers Inc. and CIBC World Markets Corp. served as underwriters, to whom SBS paid an aggregate underwriting discount of $7.1 million (3.00%), resulting in net proceeds to SBS of $228.0 million. Other expenses of these two offerings were $4.1 million including Securities and Exchange Commission registration fees, printing, accounting, legal fees and expenses and miscellaneous expenses. The net proceeds to SBS after deducting the total expense described above was $613.3 million.

              We used the net proceeds of our initial public offering and the concurrent senior subordinated notes offering to (1) redeem our preferred stock at 105% of aggregate liquidation preference at a cost of $265.6 million (2) repurchase our 11% notes and 12 1/2% notes at approximately 111% and 114% of their par value, respectively, pursuant to the tender offers and consent solicitations we completed on November 2, 1999 at a cost of $205.0 million (3) purchase an annuity for two of our retiring executives at a cost of $10.2 million (4) repay a promissory note to Infinity Broadcasting Corp., including accrued interest, for a total of $3.4 million, and (5) $129.1 million in excess proceeds remained for use by us for general corporate purposes, including potential acquisitions. In connection with these offerings, we also were paid $3.0 million by Messrs. Alarcon Sr. and Alarcon Jr. for repayment of loans previously made to them and $0.7 million by Mr. Alarcon Sr. for the acquisition of the Keys' stations, WVMQ-FM and WZMQ-FM. None of the expenses or net proceeds of the initial public offering were paid directly or indirectly to any director or officer of SBS or their associates, persons owning 10% or more of the equity position, or an affiliate of SBS. The excess proceeds of such offerings have not been separately allocated and are used by us, together with cash on hand, cash from operations and cash received from the sale of the Keys' stations, for general corporate purposes, including acquisitions. From November 2, 1999 through March 26, 2000, we have used approximately $100 million in our operations, including funding the acquisition of the Primedia Station Group.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits -

              27    Financial Data Schedule

(b) Reports on Form 8-K. A Current Report on Form 8-K was filed by the Company on January 28, 2000, reporting an "Acquisition or Disposition of Assets" pursuant to Item 2 of Form 8-K and Form 8-K/A-1, Amendment No. 1 to the Current Report on Form 8-K, was filed on March 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

                              Spanish Broadcasting System of Greater Miami, Inc.

                              Spanish Broadcasting System of San Antonio, Inc.

                              Spanish Broadcasting System of Puerto Rico, Inc., a Delaware Corporation

                              Spanish Broadcasting System of Puerto Rico, Inc., a Puerto Rico Corporation

                              SBS Funding, Inc.



                              By: /s/ Joseph A. Garcia
                                 ---------------------------------------------
                                 Joseph A. Garcia Executive Vice President,
Date: May 10, 2000               Chief Financial Officer and Secretary
                                 (principal financial and accounting officer)