Form 10-Q
period 2000-06-25
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC; SPANISH BROADCASTING SYSTEM OF SAN ANTONIO INC
filed 2000-08-09
CIK 927720, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127, 1096128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

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

                              [X] YES    [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.0001 per share, outstanding as of July 27, 2000: 32,399,760 shares of Class A Common Stock and 27,816,900 shares of Class B Common Stock.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                                        PRIMARY
                                                                                       STANDARD
                                                                STATE OR OTHER        INDUSTRIAL       I.R.S. EMPLOYER
                                                                JURISDICTION OF     CLASSIFICATION     IDENTIFICATION
           NAME                                                  INCORPORATION          NUMBER             NUMBER
           ----                                              -------------------  ------------------ ------------
           Spanish Broadcasting System, Inc.                     New Jersey              4832           13-3181941
           Spanish Broadcasting System of California, Inc.       California              4832           92-3952357
           Spanish Broadcasting System of Florida, Inc.            Florida               4832           58-1700848
           Spanish Broadcasting System Network, Inc.              New York               4899           13-3511101
           SBS Promotions, Inc.                                   New York               7999           13-3456128
           Alarcon Holdings, Inc.                                 New York               6512           13-3475833
           SBS of Greater New York, Inc.                          New York               4832           13-3888732
           Spanish Broadcasting System of Illinois, Inc.          Delaware               4832           36-4174296
           Spanish Broadcasting System of Greater Miami,          Delaware               4832           65-0774450
           Inc.
           Spanish Broadcasting System of San Antonio, Inc.       Delaware               4832           65-0820776
           Spanish Broadcasting System of Puerto Rico, Inc.       Delaware               4832           52-2139546
           Spanish Broadcasting System of Puerto Rico, Inc.      Puerto Rico             4832           66-0564244
           SBS Funding, Inc.                                      Delaware               4832           52-6999475
           Spanish Broadcasting System Finance Corporation        Delaware               4832           Applied for

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX

          PART I.      FINANCIAL INFORMATION

          ITEM 1.      FINANCIAL STATEMENTS - UNAUDITED

                       CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 26, 1999 AND
                       JUNE 25, 2000                                                                                   3

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
                       ENDED JUNE 27, 1999 AND JUNE 25, 2000                                                           4

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                       ENDED JUNE 27, 1999 AND JUNE 25, 2000                                                           5

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                            6

          ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                                                                      8

          ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     11


          PART II.     OTHER INFORMATION                                                                              11

          ITEM 1.      LEGAL PROCEEDINGS                                                                              11

          ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      11

          ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                               12

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             SEPTEMBER 26, 1999      JUNE 25, 2000
                                                                                             ------------------      -------------
                                         ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                                                       $ 16,974,650        $  73,075,592
RECEIVABLES:

            TRADE                                                                                 26,006,007           32,229,312
            LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                   4,110,499            5,082,332
                                                                                                ------------        -------------
                    NET RECEIVABLES - TRADE                                                       21,895,508           27,146,980
            BARTER (NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
                   $2,255,460 AT SEPT. 26, 1999 AND $3,253,894 AT JUNE 25, 2000)                       4,757               19,737
                                                                                                ------------        -------------
                              NET RECEIVABLES                                                     21,900,265           27,166,717
OTHER CURRENT ASSETS                                                                               2,194,387            4,068,045
                                                                                                ------------        -------------
                   TOTAL CURRENT ASSETS                                                           41,069,302          104,310,354

PROPERTY AND EQUIPMENT, NET                                                                       14,777,703           21,339,540
INTANGIBLE ASSETS, NET                                                                           301,454,059          426,758,340
DEFERRED FINANCING COSTS, NET                                                                      6,228,716            7,993,864
DEFERRED OFFERING COSTS                                                                            1,965,551                   --
OTHER ASSETS                                                                                         185,190              191,932
                                                                                                ------------        -------------
                   TOTAL ASSETS                                                                 $365,680,521        $ 560,594,030
                                                                                                ============        =============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM DEBT                                                               $  1,800,572        $   1,050,572
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                             11,831,145           13,477,862
ACCRUED INTEREST                                                                                   3,941,088            3,581,371
DEFERRED COMMITMENT FEE                                                                            2,348,931            2,334,197
DIVIDENDS PAYABLE                                                                                  1,323,018                   --
                                                                                                ------------        -------------
                   TOTAL CURRENT LIABILITIES                                                      21,244,754           20,444,002

12.5% SENIOR UNSECURED NOTES, NET OF UNAMORTIZED DISCOUNT                                         92,262,924              100,000
11% SENIOR UNSECURED NOTES                                                                        75,000,000                   --
9.625% SENIOR SUBORDINATED NOTES                                                                          --          235,000,000
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                                         3,422,341            4,552,920
DEFERRED INCOME TAXES                                                                             12,954,515           27,878,975
14.25% SENIOR EXCHANGABLE PREFERRED STOCK,
            $.01 PAR VALUE. AUTHORIZED 1,000,000 SHARES; ISSUED AND
            OUTSTANDING 245,815 SHARES AT SEPT. 26, 1999; NONE AT JUNE 25, 2000                  235,918,055                   --
STOCKHOLDERS' EQUITY (DEFICIENCY):
            CLASS A COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
                   100,000,000 SHARES; NONE ISSUED AND OUTSTANDING AT SEPT. 26, 1999;
                   32,399,760 ISSUED AND OUTSTANDING AT JUNE 25, 2000                                     --                3,240
            CLASS B COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
                   50,000,000 SHARES; 39,448,550 SHARES ISSUED AND OUTSTANDING
                   AT SEPT. 26, 1999; 27,816,900 SHARES AT JUNE 25, 2000                               3,945                2,782
            ADDITIONAL PAID IN CAPITAL                                                             6,869,241          392,973,853
            ACCUMULATED DEFICIT                                                                  (79,535,846)        (120,361,742)
                                                                                                ------------        -------------
                                                                                                 (72,662,660)         272,618,133

            LESS:  LOANS RECEIVABLE FROM STOCKHOLDERS                                             (2,459,408)                  --
                                                                                                ------------        -------------
                   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       (75,122,068)         272,618,133
                                                                                                ------------        -------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                      $365,680,521        $ 560,594,030
                                                                                                ============        =============

                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                SPANISH BROADCASTING SYSTEM,INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 -------------------------------    -------------------------------
                                                                 JUNE 27, 1999     JUNE 25, 2000    JUNE 27, 1999     JUNE 25, 2000
GROSS BROADCASTING REVENUES                                      $  31,256,172     $  40,450,167    $  80,437,296     $ 102,382,066
   LESS: AGENCY COMMISSIONS                                          3,997,395         5,639,303       10,082,341        13,709,657
                                                                 -------------     -------------    -------------     -------------

     NET BROADCASTING REVENUES                                      27,258,777        34,810,864       70,354,955        88,672,409
                                                                 -------------     -------------    -------------     -------------

OPERATING EXPENSES

  ENGINEERING                                                          534,377           649,206        1,547,904         1,861,309
  PROGRAMMING                                                        2,623,607         4,158,356        7,435,754        10,362,769
  SELLING                                                            5,541,856         7,145,083       16,055,795        18,599,679
  GENERAL AND ADMINISTRATIVE                                         2,166,675         3,932,247        6,742,324         9,817,334
  CORPORATE EXPENSES                                                 3,324,146         2,646,058        7,658,456        18,100,572
  DEPRECIATION & AMORTIZATION                                        2,554,903         3,507,284        7,222,573         9,354,917
                                                                 -------------     -------------    -------------     -------------
                                                                    16,745,564        22,038,234       46,662,806        68,096,580
                                                                 -------------     -------------    -------------     -------------

OPERATING INCOME                                                    10,513,213        12,772,630       23,692,149        20,575,829


  OTHER EXPENSES:

    INTEREST EXPENSE, NET                                            5,291,746         4,875,179       15,735,550        12,369,852
    OTHER, NET                                                         421,490                --          485,018           356,215
                                                                 -------------     -------------    -------------     -------------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                             4,799,977         7,897,451        7,471,581         7,849,762
INCOME TAX EXPENSE                                                   2,055,888         3,458,369        3,177,482         3,438,196
                                                                 -------------     -------------    -------------     -------------
INCOME BEFORE EXTRAORDINARY ITEM                                     2,744,089         4,439,082        4,294,099         4,411,566

EXTRAORDINARY ITEM, NET OF INCOME TAXES                                     --                --               --       (16,865,069)
                                                                 -------------     -------------    -------------     -------------

NET INCOME (LOSS)                                                    2,744,089         4,439,082        4,294,099       (12,453,503)

DIVIDENDS ON PREFERRED STOCK                                        (9,111,451)               --      (25,951,573)      (28,372,393)
                                                                 -------------     -------------    -------------     -------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                 (6,367,362)        4,439,082      (21,657,474)      (40,825,896)
                                                                 -------------     -------------    -------------     -------------

NET INCOME (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY
ITEM:

  BASIC AND DILUTED                                                      (0.19)             0.07            (0.68)            (0.42)

NET LOSS PER COMMON SHARE FOR EXTRAORDINARY ITEM:

  BASIC AND DILUTED                                                         --                --               --             (0.29)

NET INCOME (LOSS) PER COMMON SHARE:

  BASIC AND DILUTED                                                      (0.19)             0.07            (0.68)            (0.71)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  BASIC AND DILUTED                                                 34,323,121        60,216,660       31,629,918        57,478,008


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                               --------------------------------
                                                                                               JUNE 27, 1999      JUNE 25, 2000
                                                                                               -------------      -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
          NET INCOME (LOSS)                                                                    $   4,294,099      $ (12,453,503)
                                                                                               -------------      -------------
          ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
                CASH PROVIDED BY OPERATING ACTIVITIES:
                LOSS ON RETIREMENT OF DEBT                                                                --         28,584,862
                DEPRECIATION AND AMORTIZATION                                                      7,222,573          9,354,917
                GAIN ON SALE OF RADIO STATIONS                                                            --            (54,963)
                PROVISION FOR DOUBTFUL ACCOUNTS                                                   (1,739,373)         2,483,253
                AMORTIZATION OF DEBT DISCOUNT                                                        445,362             61,295
                WRITE DOWN OF FIXED ASSETS                                                           451,048                 --
                AMORTIZATION OF DEFERRED FINANCING COSTS                                           1,211,012            726,078
                ACCRETION OF INTEREST TO PRINCIPAL ON OTHER LONG-TERM DEBT                           230,400            151,441
                DEFERRED INCOME TAXES                                                              2,927,482         (7,275,540)
                CHANGES IN OPERATING ASSETS AND LIABILITIES:
                        INCREASE IN RECEIVABLES                                                   (2,161,916)        (5,249,705)
                        INCREASE IN OTHER CURRENT ASSETS                                            (852,946)        (3,002,658)
                        DECREASE (INCREASE) IN OTHER ASSETS                                           23,635             (6,742)
                        INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  83,551           (744,853)
                        DECREASE IN ACCRUED INTEREST                                                (871,656)          (359,717)
                        INCREASE (DECREASE) IN DEFERRED COMMITMENT FEE                               391,854            (14,734)
                                                                                               -------------      -------------
                                 TOTAL ADJUSTMENTS                                                 7,361,026         24,652,934
                                                                                               -------------      -------------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                                 11,655,125         12,199,431
                                                                                               -------------      -------------

    CASH FLOWS FROM INVESTING ACTIVITIES:

    ACQUISITIONS OF RADIO STATIONS, NET OF CASH  ACQUIRED                                        (26,280,067)      (112,375,202)
    PROCEEDS FROM SALE OF STATIONS                                                                        --            690,304
    ADDITIONS TO PROPERTY AND EQUIPMENT                                                           (1,684,292)        (2,560,604)
                                                                                               -------------      -------------
                        NET CASH USED IN INVESTING ACTIVITIES                                    (27,964,359)      (114,245,502)
                                                                                               -------------      -------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

    EXERCISE OF WARRANTS                                                                               2,819                 --
    INCREASE IN DEFERRED OFFERING COSTS                                                             (403,334)                --
    RETIREMENT OF 14.25% SENIOR EXCHANGEABLE PREFERRED STOCK                                              --       (265,613,466)
    RETIREMENT OF SENIOR NOTES                                                                            --       (190,295,268)
    DECREASE IN LOANS RECEIVABLE FROM STOCKHOLDERS                                                        --          2,459,408
    PROCEEDS FROM SENIOR SUBORDINATED NOTES                                                               --        226,994,961
    PROCEEDS FROM CLASS A COMMON STOCK                                                                    --        388,072,240
    REPAYMENT OF OTHER LONG-TERM DEBT                                                                (37,258)        (3,470,862)
                                                                                               -------------      -------------
                        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (437,773)       158,147,013
                                                                                               -------------      -------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (16,747,007)        56,100,942

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              37,642,227         16,974,650
                                                                                               -------------      -------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  20,895,220      $  73,075,592
                                                                                               =============      =============

    SUPPLEMENTAL CASH FLOW INFORMATION:

          INTEREST PAID                                                                        $  15,861,624      $  17,209,497
                                                                                               =============      =============
          INCOME TAXES PAID                                                                    $   1,253,915      $   2,170,597
                                                                                               =============      =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 27,1999 AND JUNE 25, 2000
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 26, 1999 and June 25, 2000, and for the three- and nine-month periods ended June 27, 1999 and June 25, 2000 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 26, 1999 included in the Company's 1999 Form 10-K.

    In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the nine-month period ended June 25, 2000 are not necessarily indicative of the results for a full year.

(2)      NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is expected to be effective for the Company's fiscal year ending September 30, 2001. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements" which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. At this time, management is still assessing the impact of SAB 101 on the Company's financial position and results of operations.

(3)      ACQUISITIONS AND DISPOSITIONS

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

     On February 2, 2000, the Company completed the sale of WVMQ-FM in Key West and WZMQ-FM in Key Largo to South Broadcasting System, Inc., a company owned by Mr. Pablo Raul Alarcon, Sr., for total cash consideration of $0.7 million.

     On May 8, 2000, we entered into agreements to acquire all of the outstanding capital stock of Rodriguez Communications, Inc. ("RCI") and certain holdings of its affiliate, New World Broadcasters Corp. ("New World"), for total consideration of $165.2 million, consisting of $43.5 million of our Class A common stock and $121.7 million in cash, subject to certain conditions and adjustments.

    The purchase of RCI includes the rights to acquire the following radio stations -- KFOX-FM and KREA-FM broadcasting, on a co-channeled basis, at 93.5 MHz serving the Los Angeles, California market; KXJO-FM broadcasting at 92.7 MHz serving the San Francisco, California market; and KSAH-AM broadcasting at 720 kHz serving the San Antonio, Texas market. We will acquire Dallas radio stations KTCY-FM broadcasting at 104.9 MHz and KXEB-AM broadcasting at 910 kHz from New World. Once acquired by RCI we intend to broadcast our programming on each of RCI's stations we have agreed to acquire under a time brokerage agreement until closing. Until closing, we are broadcasting our programming on New World's stations in the Dallas market under a time brokerage agreement that commenced on May 8. The closing of these acquisitions is targeted for November of this year and each of these transactions is subject to numerous conditions and approvals, including receipt of regulatory approvals under the federal communications laws and review by federal antitrust authorities. Additionally, the acquisition of KXJO-FM is subject to the completion of Clear Channel, Inc.'s merger with AMFM, Inc. We cannot assure you that the acquisition described above will occur during the expected time frame, under the terms described, or at all.

The Company and the subsidiaries listed as additional registrants have guaranteed the Senior Notes on a full, unconditional, and joint and several basis. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows:

                                                                 PARENT AND
                                                                  GUARANTOR         NON-GUARANTOR
                                                                SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS           TOTAL
                                                                ------------        ------------       ------------           -----
                                                                                          AS OF JUNE 25, 2000
                                                                -------------------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
      Cash and cash equivalents                                    71,646,396         1,429,196                --        73,075,592
      Receivables, net                                             25,081,737         2,084,980                --        27,166,717
      Other current assets                                          3,497,351           570,694                --         4,068,045
                                                                 ------------      ------------      ------------      ------------
            Current assets                                        100,225,484         4,084,870                --       104,310,354
      Property and equipment, net                                  13,974,986         7,364,554                --        21,339,540
      Intangible assets, net                                      313,915,009       112,843,331                --       426,758,340
      Deferred financing costs, net                                 7,993,864                --                --         7,993,864
      Investment in subsidiaries and intercompany                  91,817,102        (3,705,522)      (88,111,580)               --
      Other assets                                                    191,932                --                --           191,932
                                                                 ------------      ------------      ------------      ------------
            Total assets                                          528,118,377       120,587,233       (88,111,580)      560,594,030
                                                                 ============      ============      ============      ============
      Current portion of long-term debt                             1,050,572                --                --         1,050,572
      Accounts payable and accrued expenses                        11,222,728         2,255,134                --        13,477,862
      Accrued interest                                              3,581,371                --                --         3,581,371
      Deferred commitment fee                                       2,334,197                --                --         2,334,197
                                                                 ------------      ------------      ------------      ------------
            Current liabilities                                    18,188,868         2,255,134                --        20,444,002
      Long-term debt                                              235,952,920         3,700,000                --       239,652,920
      Deferred income taxes                                         5,678,975        22,200,000                --        27,878,975
                                                                 ------------      ------------      ------------      ------------
            Total liabilities                                     259,820,763        28,155,134                --       287,975,897

      Common stock                                                      6,022             1,000            (1,000)            6,022
      Additional paid-in capital                                  392,973,853        94,713,602       (94,713,602)      392,973,853
      Accumulated deficit                                        (118,079,239)       (2,282,503)               --      (120,361,742)
                                                                 ------------      ------------      ------------      ------------
            Stockholders' equity                                  274,900,636        92,432,099       (94,714,602)      272,618,133
                                                                 ------------      ------------      ------------      ------------
            Total liabilities and stockholders'
               equity                                             534,721,399       120,587,233       (94,714,602)      560,594,030
                                                                 ============      ============      ============      ============

                                                                  PARENT AND
                                                                   GUARANTOR        NON-GUARANTOR
                                                                 SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS          TOTAL
                                                                 ------------       -------------    ------------          -----
                                                                                 FOR THE THREE MONTHS ENDED JUNE 25, 2000
                                                                 ------------------------------------------------------------------
CONDENSED CONSOLIDATING INCOME STATEMENT
      Net broadcasting revenues                                    31,464,184         3,346,680                --        34,810,864
      Station operating expenses                                   13,095,770         2,789,122                --        15,884,892
      Corporate expenses                                            2,646,058                                  --         2,646,058
      Depreciation and amortization                                 2,497,824         1,009,460                --         3,507,284
                                                                 ------------      ------------      ------------      ------------
            Operating income                                       13,224,532          (451,902)               --        12,772,630
      Interest income (expense), net                               (4,889,937)           14,758                --        (4,875,179)
      Other income (expense), net                                                                              --                --
      Income tax expense (benefit)                                  3,649,799          (191,430)               --         3,458,369
      Extraordinary item, net of income taxes                              --                --                --                --
                                                                 ------------      ------------      ------------      ------------
            Net income (loss)                                       4,684,796          (245,714)               --         4,439,082
                                                                 ============      ============      ============      ============

                                                                  PARENT AND
                                                                   GUARANTOR        NON-GUARANTOR
                                                                 SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS          TOTAL
                                                                 ------------       -------------    ------------          -----
                                                                                 FOR THE NINE MONTHS ENDED JUNE 25, 2000
                                                                 ------------------------------------------------------------------
CONDENSED CONSOLIDATING INCOME STATEMENT
      Net broadcasting revenues                                    83,181,494         5,490,915                --        88,672,409
      Station operating expenses                                   35,534,427         5,106,664                --        40,641,091
      Corporate expenses                                           18,100,572                --                --        18,100,572
      Depreciation and amortization                                 7,395,659         1,959,258                --         9,354,917
                                                                 ------------      ------------      ------------      ------------
            Operating income (loss)                                22,150,836        (1,575,007)               --        20,575,829
      Interest income (expense), net                              (12,390,419)           20,567                --       (12,369,852)
      Other income (expense), net                                    (239,155)         (117,060)               --          (356,215)
      Income tax expense (benefit)                                  4,170,313          (732,117)               --         3,438,196
      Extraordinary item, net of income taxes                     (16,865,069)               --                --       (16,865,069)
                                                                 ------------      ------------      ------------      ------------
            Net loss                                              (11,514,120)         (939,383)               --       (12,453,503)
                                                                 ============      ============      ============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
      Cash flows from operating activities                         10,097,378         2,102,053                --        12,199,431
                                                                 ============      ============      ============      ============
      Cash flows from investing activities                       (112,558,049)       (1,687,453)               --      (114,245,502)
                                                                 ============      ============      ============      ============
      Cash flows from financing activities                        157,141,299         1,005,714                --       158,147,013
                                                                 ============      ============      ============      ============


Parent-only financial information has not been provided since the parent has no operations or assets separate from its investments in its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 25, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 27,
1999

    NET REVENUES. Our net revenues were $34.8 million for the three months ended June 25, 2000, compared to $27.3 million for the three months ended June 27, 1999, an increase of $7.5 million or 27.5%. Most of the increase was generated by the inclusion of operating results of certain of our Puerto Rico stations, which we purchased from AMFM in January, that had not yet been acquired during the same period in fiscal year 1999. Additionally, our net revenues increased due to higher advertising rates, as advertisers continued to be attracted to the Spanish-language market as an important advertising choice.

    STATION OPERATING EXPENSES. Total station operating expenses were $15.9 million for the three months ended June 25, 2000, compared to $10.9 million for the three months ended June 27, 1999, an increase of $5.0 million or 45.9%. The increase was primarily attributable to the inclusion of operating results for certain of our Puerto Rico stations, which we purchased from AMFM in January, that had not yet been acquired during the same period in fiscal year 1999. In addition, on a same station basis, we experienced higher music license fees and commissions associated with increased sales.

    BROADCAST CASH FLOW. Broadcast cash flow was $18.9 million for the three months ended June 25, 2000, compared to $16.4 million for the three months ended June 27, 1999, an increase of $2.5 million or 15.2%. Our broadcast cash flow margin decreased to 54.3% for the three months ended June 25, 2000 compared to 60.1% for the three months ended June 27, 1999. Excluding net internet operating costs of $0.3 million for the three months ended June 25, 2000 and $0.2 million for the three months ended June 27, 1999, broadcast cash flow would have increased $2.6 million to $19.2 million, a 15.7% increase, and our broadcast cash flow margin would have reached 55.2% for the three months ended June 25, 2000.

    CORPORATE EXPENSES. Total corporate expenses were $2.6 million for the three months ended June 25, 2000, compared to $3.3 million for the three months ended June 27, 1999, a decrease of $0.7 million or 21.2%. The decrease in corporate expenses resulted mainly from reduced executive compensation.

    EBITDA. EBITDA was $16.3 million for the three months ended June 25, 2000, compared to $13.1 million for the three months ended June 27, 1999, an increase of $3.2 million or 24.4%. The increase in EBITDA was mostly attributable to increased revenues and operating efficiencies.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $3.5 million for the three months ended June 25, 2000, compared to $2.6 million for the three months ended June 27, 1999, an increase of $0.9 million or 34.6%. The increase was related to an increase in amortization costs and depreciation resulting from the purchase of the Puerto Rico stations from AMFM.

    OPERATING INCOME. Operating income was $12.8 million for the three months ended June 25, 2000, compared to $10.5 million for the three months ended June 27, 1999, an increase of $2.3 million or 21.9%. The increase was due primarily to the increase in EBITDA, that was partially offset by the increase in depreciation and amortization.

    INTEREST EXPENSE, NET. Interest expense was $4.9 million for the three months ended June 25, 2000, compared to $5.3 million for the three months ended June 27, 1999, a decrease of $0.4 million or 7.5%. This decrease was due primarily to interest income earned on higher cash balances.

    OTHER EXPENSE, NET. We had no meaningful other expenses during the three months ended June 25, 2000 compared to $0.4 million during the three months ended June 27, 1999.

    NET INCOME. Our net income was $4.4 million for the three months ended June 25, 2000, compared to $2.7 million for the three months ended June 27, 1999, an increase of $1.7 million or 63.0%. The net income was caused by significantly increased operating income and reduced interest expense, net.

    AFTER-TAX CASH FLOW. After-tax cash flow was $7.9 million for the three months ended June 25, 2000, compared to $5.3 million for the three months ended June 27, 1999, an increase of $2.6 million or 49.1%. This increase was primarily attributable to the increase in EBITDA and the decrease in interest expense, net.

NINE MONTHS ENDED JUNE 25, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 27, 1999

    NET REVENUES. Our net revenues were $88.7 million for the nine months ended June 25, 2000, compared to $70.4 million for the nine months ended June 27, 1999, an increase of $18.3 million or 26.0%. The increase was primarily attributable to the inclusion of operating results of certain of our Puerto Rico stations, which we purchased from AMFM in January, that had not yet been acquired during the same period in fiscal year 1999.

    STATION OPERATING EXPENSES. Total station operating expenses were $40.6 million for the nine months ended June 25, 2000, compared to $31.8 million for the nine months ended June 27, 1999, an increase of $8.8 million or 27.7%. The increase was primarily attributable to the inclusion of operating results of certain of our Puerto Rico stations, which we purchased from AMFM in January, that had not yet been acquired during the same period in fiscal year 1999. In addition, on a same station basis, we experienced higher music license fees and commissions associated with increased sales.

    BROADCAST CASH FLOW. Broadcast cash flow was $48.0 million for the nine months ended June 25, 2000, compared to $38.6 million for the nine months ended June 27, 1999, an increase of $9.4 million or 24.4%. Our broadcast cash flow margin decreased slightly to 54.1% for the nine months ended June 25, 2000 compared to 54.8% for the nine months ended June 27, 1999. Excluding net internet operating costs of $1.0 million for the three months ended June 25, 2000 and $0.2 million for the three months ended June 27, 1999, broadcast cash flow would have increased $10.2 million to $49.0 million, a 26.3% increase, and our broadcast cash flow margin would have reached 55.2% for the nine months ended June 25, 2000.

    CORPORATE EXPENSES. Total corporate expenses were $18.1 million for the nine months ended June 25, 2000, compared to $7.7 million for the nine months ended June 27, 1999, an increase of $10.4 million or 135.1%. The increase in corporate expenses resulted mainly from a non-recurring severance payment of $10.2 million related to the purchase of an annuity for two of our retired executives.

    EBITDA. EBITDA was $29.9 million for the nine months ended June 25, 2000, compared to $30.9 million for the nine months ended June 27, 1999, a decrease of $1.0 million or 3.2%. The decrease in EBITDA was mostly attributable to the non-recurring severance payment of $10.2 million, that was mostly offset by increased broadcast cash flow. Excluding the non-recurring severance payment, EBITDA was $40.2 million for the nine months ended June 25, 2000, an increase of $9.3 million or 30.1% compared to the nine months ended June 27, 1999, and our EBITDA margin was 45.3%.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $9.4 million for the nine months ended June 25, 2000, compared to $7.2 million for the nine months ended June 27, 1999, an increase of $2.2 million or 30.6%. The increase was related primarily to an increase in amortization costs resulting from the purchase of the Puerto Rico stations from AMFM.

     OPERATING INCOME. Operating income was $20.6 million for the nine months ended June 25, 2000, compared to $23.7 million for the nine months ended June 27, 1999, a decrease of $3.1 million or 13.1%. The decrease was due primarily to a non-recurring severance payment of $10.2 million.

    INTEREST EXPENSE, NET. Interest expense was $12.4 million for the nine months ended June 25, 2000, compared to $15.7 million for the nine months ended June 27, 1999, a decrease of $3.3 million or 21.0%. This decrease was due primarily to interest income earned on the unused proceeds from the initial public offering, partially offset by interest on additional debt related to the refinancing of the 12 1/2% and 11% notes.

    OTHER EXPENSE, NET. We had other expenses of $0.4 million for the nine months ended June 25, 2000, compared to $0.5 million for the nine months ended June 27, 1999, a decrease of $0.1 million or 20.0%. The other expenses during the nine months ended June 25, 2000 resulted primarily from the write-off of financing costs related to transactions which the Company chose not to complete.

    EXTRAORDINARY LOSS. The Company incurred an extraordinary loss of $16.9 million, net of an income tax benefit of $11.7 million, in the nine months ended June 25, 2000 related to the early retirement of our 11% and 12 1/2% notes for an amount in excess of our carrying value and the write-off of the related unamortized debt issuance costs.

    NET INCOME (LOSS). Our net loss was $12.5 million for the nine months ended June 25, 2000, compared to net income of $4.3 million for the nine months ended June 27, 1999. The loss was caused primarily by the extraordinary loss and the non-recurring severance payment.

    AFTER-TAX CASH FLOW. After-tax cash flow was $13.7 million for the nine months ended June 25, 2000, compared to $11.5 million for the nine months ended June 27, 1999, an increase of $2.2 million or 19.1%. This increase was primarily attributable to the increase in EBITDA and the decrease in interest expense, net that exceeded the non-recurring severance payment, net of tax benefit. Excluding the net non-recurring severance payment, after-tax cash flow was $19.5 million for the nine months ended June 25, 2000, an increase of $8.0 million or 69.6% compared to the nine months ended June 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary source of liquidity is cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under the $150.0 million senior credit facility arranged by Lehman Brothers Inc. in July 2000. The senior credit facility includes a six-year $25.0 million revolving credit facility and $125.0 million multi-draw term loan facility. We intend to use a significant portion of our capital resources to make future acquisitions. These acquisitions will be funded primarily from the senior credit facility, cash on hand and internally generated cash flow, as well as potential equity financing.

    Our ability to increase our indebtedness is limited by the terms of the credit agreement governing our senior credit facilities and the indenture governing our senior subordinated notes. Additionally, such credit agreement and indenture place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

    Net cash flows provided by operating activities were $12.2 million for the nine months ended June 25, 2000, compared to net cash flows provided by operating activities of $11.7 million for the nine months ended June 27, 1999. Changes in our net cash flow from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the acquisition and disposition of stations during those periods.

    Net cash flows used in investing activities were $114.2 million for the nine months ended June 25, 2000, compared to net cash flows used in investing activities of $28.0 million for the nine months ended June 27, 1999. Changes in our net cash flow from investing activities are primarily a result of the acquisition and disposition of stations during those periods.

    Net cash flows provided by financing activities were $158.1 million for the nine months ended June 25, 2000, compared to $0.4 million net cash flows used in financing activities for the nine months ended June 27, 1999. Changes in our net cash flow from financing activities during the nine months ended June 25, 2000 were primarily a result of the initial public offering and related refinancing transactions that were completed during the first quarter of fiscal year 2000.

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

    o we will not incur any material unforeseen liabilities, including environmental liabilities; and

    o   no future acquisitions will adversely affect our liquidity.

    We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On May 8, 2000, we entered into agreements to acquire all of the outstanding capital stock of RCI and certain holdings of its affiliate, New World, for total consideration of $165.2 million, consisting of $43.5 million of our Class A common stock and $121.7 million in cash, subject to certain conditions and adjustments.

    The purchase of RCI includes the rights to acquire the following radio stations -- KFOX-FM and KREA-FM broadcasting, on a co-channeled basis, at 93.5 MHz serving the Los Angeles, California market; KXJO-FM broadcasting at 92.7 MHz serving the San Francisco, California market; and KSAH-AM broadcasting at 720 kHz serving the San Antonio, Texas market. We will acquire Dallas radio stations KTCY-FM broadcasting at 104.9 MHz and KXEB-AM broadcasting at 910 kHz from New World. Once acquired by RCI we intend to broadcast our programming on each of RCI's stations we have agreed to acquire under a time brokerage agreement until closing. Until closing, we are broadcasting our programming on New World's stations in the Dallas market under a time brokerage agreement that commenced on May 8. The closing of these acquisitions is targeted for November of this year and each of these transactions is subject to numerous conditions and approvals, including receipt of regulatory approvals under the federal communications laws and review by federal antitrust authorities. Additionally, the acquisition of KXJO-FM is subject to the completion of Clear Channel, Inc.'s merger with AMFM, Inc. We cannot assure you that the acquisition described above will occur during the expected time frame, under the terms described, or at all.

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

YEAR 2000 ISSUE

    To date, no material interruptions to our operations have occurred as a result of the year 2000 issue. The greatest threat to our ability to continue broadcasting due to year 2000 issues comes from the utilities upon which we are dependent. To date, we are not aware of any external utility vendor with a year 2000 issue that has materially impacted our results of operations, liquidity, or capital resources. While we believe our efforts provide reasonable assurance that material disruptions will not occur due to internal or vendor failure, the possiblity of interrupion still exists.

    In 1999 we performed various analysis of potential problems related to the year 2000 issue. Internally, we bear some risks in the following areas: computer hardware and software for our accounting and administrative functions, computer-controlled programming of music and the transmission of our signals. Externally, we are at risk, like most companies, of losing power and phone lines. As of June 25, 2000 we had spent $0.1 million to upgrade/replace non-compliant systems and equipment.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is expected to be effective for the Company's fiscal year ending September 30, 2001. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements" which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. At this time, management is still assessing the impact of SAB 101 on the Company's financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 26, 1999 and in the three- and nine-month periods ended June 25, 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

    We are not subject to currency fluctuations since we do not have any international operations other than Puerto Rico where the currency is the U.S. dollar. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of August 9, 2000. Our financial instruments outstanding at June 25, 2000 with market risk are our senior subordinated notes due 2009.

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

    On August 18, 1999, we also filed a registration statement on Form S-1 with the Commission (Registration No. 333-85519) with respect to an offering of Senior Subordinated Notes. On November 2, 1999, we closed the offering of the 9 5/8% Senior Subordinated Notes due 2009. All of the notes registered in the offering were sold at an aggregate-offering price of $235.0 million. Lehman Brothers Inc. and CIBC World Markets Corp. served as underwriters, to whom SBS paid an aggregate underwriting discount of $7.0 million (3.00%), resulting in net proceeds to SBS of $228.0 million. Other expenses of these two offerings were $4.1 million including SEC registration fees, printing, accounting, legal fees and expenses and miscellaneous expenses. The net proceeds to us after deducting the total expense described above was $613.3 million.

    We used the net proceeds of our initial public offering and the concurrent senior subordinated notes offering to (1) redeem our preferred stock at 105% of aggregate liquidation preference at a cost of $265.6 million (2) repurchase our 11% notes and 12 1/2% notes at approximately 111% and 114% of their par value, respectively, pursuant to the tender offers and consent solicitations we completed on November 2, 1999 at a cost of $205.0 million (3) purchase an annuity for two of our retiring executives at a cost of $10.2 million (4) repay a promissory note to Infinity Broadcasting Corp., including accrued interest, for a total of $3.4 million, and (5) $129.1 million in excess proceeds remained for use by us for general corporate purposes, including potential acquisitions. In connection with these offerings, we also were paid $3.0 million by Messrs. Alarcon Sr. and Alarcon Jr. for repayment of loans previously made to them and $0.7 million by Mr. Alarcon Sr. for the acquisition of the Keys' stations, WVMQ-FM and WZMQ-FM. None of the expenses or net proceeds of the initial public offering were paid directly or indirectly to any director or officer of SBS or their associates, persons owning 10% or more of the equity position, or an affiliate of SBS. The excess proceeds of such offerings have not been separately allocated and are used by us, together with cash on hand, cash from operations and cash received from the sale of the Keys' stations, for general corporate purposes, including acquisitions. From November 2, 1999 through June 25, 2000, we have used all the excess net proceeds of our initial public offering and the concurrent senior subordinated notes offering to fund our operations and radio station acquisitions, including the Puerto Rico radio stations purchased from AMFM and a portion of the cash required to purchase the radio stations from New World and RCI.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits -

              10.1 Stock Purchase Agreement, dated as of May 8, 2000, by and among Rodriguez Communications, Inc., a Delaware corporation, each of the Stockholders identified therein and Spanish Broadcasting System, Inc., a Delaware corporation.

              10.2 Asset Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation.

              10.3 Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation.

              10.4 Time Brokerage Agreement, dated May 8, 2000, by and between, Rodriguez Communications, Inc., a Delaware corporation, Spanish Broadcasting System of California, Inc., a Delaware corporation, and Spanish Broadcasting System, Inc., a Delaware corporation.

              10.5 Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio, Inc., a Delaware corporation and Spanish Broadcasting System, Inc., a Delaware corporation.

              10.6 Credit Agreement, dated as of May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, Rodriguez Communications, Inc., a Delaware corporation, RCI (Alameda) Acquisition, Inc., a

                      Delaware corporation, the Guarantors named therein and Spanish Broadcasting System, Inc., a Delaware corporation.

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

                              Spanish Broadcasting System of Greater Miami,
                              Inc.

                              Spanish Broadcasting System of San Antonio, Inc.

                              Spanish Broadcasting System of Puerto Rico,
                              Inc., a Delaware Corporation

                              Spanish Broadcasting System of Puerto Rico,
                              Inc., a Puerto Rico Corporation

                              SBS Funding, Inc.

                              Spanish Broadcasting System Finance Corporation

                              By: /s/ JOSEPH A. GARCIA
                                  --------------------------------------
                                  Joseph A. Garcia Executive Vice President,
Date: August 9, 2000              Chief Financial Officer and Secretary
                                  (principal financial and accounting officer)