Form 10-Q/A
period 2000-06-25
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC; SPANISH BROADCASTING SYSTEM OF SAN ANTONIO INC
filed 2000-08-11
CIK 927720, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127, 1096128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

                                  FORM 10-Q/A

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

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                                        PRIMARY
                                                                                       STANDARD
                                                                STATE OR OTHER        INDUSTRIAL       I.R.S. EMPLOYER
                                                                JURISDICTION OF     CLASSIFICATION     IDENTIFICATION
           NAME                                                  INCORPORATION          NUMBER             NUMBER
           ----                                              -------------------  ------------------ ------------
           Spanish Broadcasting System, Inc.                     New Jersey              4832           13-3181941
           Spanish Broadcasting System of California, Inc.       California              4832           92-3952357
           Spanish Broadcasting System of Florida, Inc.            Florida               4832           58-1700848
           Spanish Broadcasting System Network, Inc.              New York               4899           13-3511101
           SBS Promotions, Inc.                                   New York               7999           13-3456128
           Alarcon Holdings, Inc.                                 New York               6512           13-3475833
           SBS of Greater New York, Inc.                          New York               4832           13-3888732
           Spanish Broadcasting System of Illinois, Inc.          Delaware               4832           36-4174296
           Spanish Broadcasting System of Greater Miami,          Delaware               4832           65-0774450
           Inc.
           Spanish Broadcasting System of San Antonio, Inc.       Delaware               4832           65-0820776
           Spanish Broadcasting System of Puerto Rico, Inc.       Delaware               4832           52-2139546
           Spanish Broadcasting System of Puerto Rico, Inc.      Puerto Rico             4832           66-0564244
           SBS Funding, Inc.                                      Delaware               4832           52-6999475
           Spanish Broadcasting System Finance Corporation        Delaware               4832           Applied for

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX



          PART II.     OTHER INFORMATION                                                                               3

          ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                                3

PART II: OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

The Company's Quarterly Report on Form 10-Q, filed on August 9, 2000, is amended by restating the following exhibits:

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

                              Spanish Broadcasting System of Puerto Rico,
                              Inc., a Delaware Corporation

                              Spanish Broadcasting System of Puerto Rico,
                              Inc., a Puerto Rico Corporation

                              SBS Funding, Inc.

                              Spanish Broadcasting System Finance Corporation

                              By: /s/ JOSEPH A. GARCIA
                                  --------------------------------------
                                  Joseph A. Garcia Executive Vice President,
Date: August 11, 2000             Chief Financial Officer and Secretary
                                  (principal financial and accounting officer)