Form 10-Q/A
period 2000-06-25
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC; SPANISH BROADCASTING SYSTEM OF SAN ANTONIO INC
filed 2000-08-31
CIK 927720, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127, 1096128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2


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

         The registrant, Spanish Broadcasting System, Inc., together with its subsidiaries listed herein under the Table of Additional Registrants, hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2000, filed with the Securities and Exchange Commission on August 9, 2000, by making the following changes:

         1. Spanish Broadcasting System Finance Corporation is hereby deleted from the Table of Additional Registrants.

         2. Item 1: The first sentence of paragraph 5 of Note 3 to the Condensed Consolidated Financial Statements, June 27, 1999 and June 25, 2000 (Unaudited) is hereby amended to read as follows:

             "The Company, the subsidiaries listed as additional registrants and Spanish Broadcasting System Finance Corporation have guaranteed the Senior Notes on a full, unconditional, and joint and several basis."

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

                              Spanish Broadcasting System of Greater Miami,
                              Inc.

                              Spanish Broadcasting System of San Antonio, Inc.

                              Spanish Broadcasting System of Puerto Rico,
                              Inc., a Delaware Corporation

                              Spanish Broadcasting System of Puerto Rico,
                              Inc., a Puerto Rico Corporation

                              SBS Funding, Inc.





                              By: /s/ JOSEPH A. GARCIA
                                  --------------------------------------
                                  Joseph A. Garcia Executive Vice President,
Date: August 31, 2000             Chief Financial Officer and Secretary
                                  (principal financial and accounting officer)