Form 10-K
period 2000-09-24
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC
filed 2000-12-26
CIK 927720, 927721, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000
                        COMMISSION FILE NUMBER 000-27823

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                       SPANISH BROADCASTING SYSTEM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      SEE TABLE OF ADDITIONAL REGISTRANTS

                      DELAWARE                                                    13-3827791
                      --------                                                    ----------
            (STATE OR OTHER JURISDICTION                                       (I.R.S. EMPLOYER
          OF INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)

                           2601 SOUTH BAYSHORE DRIVE
                          COCONUT GROVE, FLORIDA 33133
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 20, 2000, the aggregate market value of the Class A Common Stock held by non-affiliates of the Company was approximately $172.7 million. The aggregate market value of the Class B Common Stock held by non-affiliates of the Company was approximately $0.3 million. (We have assumed that our shares of Class B Common Stock would trade at the same price per share as our shares of Class A Common Stock.) (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

     As of December 20, 2000, 36,856,305 shares of Class A Common Stock, par value $.0001 per share and 27,801,900 shares of Class B Common Stock, par value $.0001 per share were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                     PRIMARY STANDARD
                                                  STATE OR OTHER        INDUSTRIAL       I.R.S. EMPLOYER
                                                  JURISDICTION OF     CLASSIFICATION     IDENTIFICATION
NAME                                               INCORPORATION          NUMBER             NUMBER
----                                              ---------------    ----------------    ---------------
Spanish Broadcasting System of California,
  Inc. .........................................   California              4832            92-3952357
Spanish Broadcasting System Network, Inc........    New York               4899            13-3511101
SBS Promotions, Inc.............................    New York               7999            13-3456128
SBS Funding, Inc................................    Delaware               4832            52-6999475
Alarcon Holdings, Inc...........................    New York               6512            13-3475833
SBS of Greater New York, Inc....................    New York               4832            13-3888732
Spanish Broadcasting System of Florida, Inc.....     Florida               4832            58-1700848
Spanish Broadcasting System of Greater Miami,
  Inc...........................................    Delaware               4832            65-0774450
Spanish Broadcasting System of Puerto Rico,
  Inc. .........................................    Delaware               4832            52-2139546
Spanish Broadcasting System, Inc................   New Jersey              4832            13-3181941
Spanish Broadcasting System of Illinois, Inc....    Delaware               4832            36-4174296
Spanish Broadcasting System of San Antonio,
  Inc...........................................    Delaware               4832            65-0820776
Spanish Broadcasting System of Puerto Rico,
  Inc. .........................................   Puerto Rico             4832            66-0564244

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I    ............................................................    1
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................   19
ITEM 3.   LEGAL PROCEEDINGS...........................................   19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   19
PART II   ............................................................   19
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   19
ITEM 6.   SELECTED FINANCIAL DATA.....................................   21
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   30
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   30
PART III  ............................................................   30
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   30
ITEM 11.  EXECUTIVE COMPENSATION......................................   32
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   40
PART IV   ............................................................   42
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   42

                                     PART I

ITEM 1.  BUSINESS

     All references to "we", "us", "our", "SBS" or "our company" in this report mean Spanish Broadcasting System, Inc., a Delaware corporation, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, refer to our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation. Our executive offices are located at 2601 South Bayshore Drive, Coconut Grove, Florida 33133, and our telephone number is (305) 441-6901.

     SBS, founded in 1983 and incorporated in the State of Delaware in 1994, is the second largest Spanish-language radio broadcasting company in the United States. We currently own and operate 23 FM radio stations and one AM radio station. We operate an additional AM radio station under a time brokerage agreement. All 25 of our stations are located in eight of the largest Hispanic markets in the United States, including Los Angeles, Puerto Rico, New York, Miami, San Francisco, Chicago, San Antonio and Dallas. Our radio stations reach over 61% of the U.S. Hispanic population. Our WSKQ-FM station in New York is ranked in the Summer 2000 Arbitron(R) ratings as the number one station in its target demographic group (Hispanic men and women ages 18-49).

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

     Our Internet strategy is designed to complement our existing business and to enable us to capitalize on our U.S. Hispanic market expertise. In 1999 we purchased 80% of the issued and outstanding capital stock of JuJu Media, Inc., the owner of LaMusica.com, a bilingual Spanish-English Internet Web site and on-line community that focuses on the U.S. Hispanic market. LaMusica.com is a provider of original information and interactive content related to Latin music, entertainment, news and culture. LaMusica.com provides our advertisers with an additional means of reaching the U.S. Hispanic consumer markets and is a growing revenue source for us.

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

BUSINESS STRATEGY

     We focus on maximizing the profitability of our radio station portfolio by strengthening the performance of our existing radio stations and making additional strategic station acquisitions in both our existing markets and in new markets that have a significant Hispanic population. In addition, we have implemented an Internet strategy in order to develop new revenue sources.

OPERATING STRATEGY

     Our operating strategy focuses on maximizing our radio stations' appeal to our audience and our advertisers while minimizing operating expenses in order to increase revenue and cash flow. To achieve these goals, we focus on:

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

     In analyzing potential radio station acquisition candidates, we consider many factors including:

     - the size of the Hispanic market;

     - anticipated growth, demographics, and other characteristics of the market;

     - the nature and number of competitive stations in the market;

     - the nature of other media competition in the station's market;

     - the probability of achieving operating synergies through multiple station ownership within the target market;

     - the existing or potential quality of the broadcast signal and transmission facility;

     - the station's ratings, revenue and operating cash flow; and

     - the price and terms of the purchase.

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

INTERNET STRATEGY

     Our Internet strategy is designed to complement our existing business and to enable us to capitalize on our U.S. Hispanic market expertise. The core of our strategy is LaMusica.com, an Internet Web site and on-line community focused on the U.S. Hispanic market. This Web site offers some of our radio stations' broadcasts through the use of audio streaming technology and provides our advertisers with a complementary means of reaching their target audience.

TOP 10 HISPANIC RADIO MARKETS IN THE UNITED STATES

     The table below indicates the top 10 Hispanic radio markets in the United States, including Puerto Rico. We currently own and operate radio stations in Los Angeles, Puerto Rico, New York, Miami, San Francisco, Chicago, San Antonio and Dallas. Population estimates are for 2000 and are based upon statistics provided by the Strategy Research Corporation -- 2000 U.S. Hispanic Market Report and the Strategy Research Corporation -- 2000 U.S. Latin America Market Report.

                                                                          % HISPANIC OF
                                                                              TOTAL         % OF TOTAL
HISPANIC                                                     HISPANIC     POPULATION IN    U.S. HISPANIC
RANK                          MARKET                        POPULATION     THE MARKET       POPULATION
--------                      ------                        ----------    -------------    -------------
                                                              (000)
   1.      Los Angeles..................................      6,928.5         40.6%            18.3%
   2.      Puerto Rico..................................      3,884.4         99.6             10.3
   3.      New York.....................................      3,776.2         18.5             10.0
   4.      Miami........................................      1,522.1         38.8              4.0
   5.      San Francisco/San Jose.......................      1,423.9         20.1              3.8
   6.      Chicago......................................      1,354.0         14.2              3.6
   7.      Houston......................................      1,312.8         25.3              3.5
   8.      San Antonio..................................      1,167.9         55.0              3.1
   9.      Dallas/Ft. Worth.............................        927.8         15.7              2.5
  10.      McAllen/Brownsville (Texas)..................        874.1         89.5              2.3
                                                             --------         ----             ----
           Top 10 Hispanic Markets......................     23,171.7         32.7%            61.3%
                                                             ========         ====             ====

PROGRAMMING

     We format the programming of each of our stations to capture a substantial share of the U.S. Hispanic audience. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to be very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. We have an in-house research department in Miami of 14 employees who conduct extensive radio market research on a daily, weekly, monthly and annual basis. By employing listener study groups and telephone surveys modeled after Arbitron(R) written survey methodology, but with even larger sample sizes than Arbitron(R), we are able to assess listener preferences, track trends and gauge our success on a daily basis, well before Arbitron(R) quarterly results are published. In this manner, we can respond immediately to changing listener preferences and trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.

     - Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue and cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with Hispanics living in New York and Miami. Merengue music is up-tempo dance music originating from the Dominican Republic. Cumbia is a festive, folkloric music which originated in Colombia.

     - Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, nortena, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, nortena has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinaloa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

     - Tejano. The Tejano format consists of music based on Mexican themes but which originated in Texas. Tejano music is a combination of contemporary rock, ranchera and country music, the lyrics of which are primarily sung in Spanish.

     - Spanish Adult Contemporary. The Spanish Adult Contemporary format includes pop, Latin rock, and ballads. This format is similar to English Adult Contemporary featured on contemporary hit radio stations.

     - American Contemporary Hits. American Contemporary Hit Records format consists of popular music released within the last year. This format also tends to play a variety of music styles including Rock/Pop/Dance or R&B/Rap/Dance and is mostly rhythmic in nature.

     - American 80's Hits. The American 80's Hits format consists of the top American chart hits from the 1980's charts.

     - Spanish Adult Top 40. The Spanish Adult Top 40 format consists of a variety of Latin hit songs from the 1980's and 1990's.

     - Spanish Oldies. The Spanish Oldies format includes a variety of Latin music mainly from the 1950's, 1960's and 1970's.

     - Dance. The Dance format consists of upbeat dance and house rhythms, mainly from the 1980's and 1990's, that are played in dance clubs, including English-language music.

     The programming formats of our radio stations and the target demographic of each station are as follows:

                                                             TARGET
                                                           DEMOGRAPHIC
MARKET         STATION               FORMAT                 (BY AGE)
------         -------               ------                -----------
Los Angeles    KLAX-FM  Regional Mexican                    18-49
               KMJR-FM  Spanish Adult Contemporary          25-54
               KNJR-FM  Spanish Adult Contemporary          25-54
Puerto Rico    WMEG-FM  American Contemporary Hits          18-34
               WEGM-FM  American Contemporary Hits          18-34
               WCMA-FM  American 80's Hits                  18-49
               WIOA-FM  Spanish Adult Contemporary          18-49  (Women)
               WIOB-FM  Spanish Adult Contemporary          18-49  (Women)
               WIOC-FM  Spanish Adult Contemporary          18-49  (Women)
               WZNT-FM  Salsa                               18-49  (Men)
               WCTA-FM  Salsa                               18-49  (Men)
               WZMT-FM  Salsa                               18-49  (Men)
               WCOM-FM  American Contemporary Hits          18-24
               WOYE-FM  American Contemporary Hits          18-24
New York       WSKQ-FM  Spanish Tropical                    18-49
               WPAT-FM  Spanish Adult Contemporary          25-54
Miami          WXDJ-FM  Spanish Tropical                    18-34
               WCMQ-FM  Spanish Oldies                      35-54
               WRMA-FM  Spanish Adult Contemporary          25-54
San Francisco  KXJO-FM  Regional Mexican                    18-34
Chicago        WLEY-FM  Regional Mexican                    18-34
San Antonio    KLEY-FM  Regional Mexican                    18-49
               KSAH-AM  Regional Mexican                    18-49
Dallas         KTCY-FM  Regional Mexican                    18-34
               KXEB-AM  Time Brokerage Agreement             None

RADIO STATION PORTFOLIO

     The following is a general description of each of our markets.

LOS ANGELES

     The Los Angeles market is the largest radio market in terms of advertising revenues which are projected to be $851.0 million in 2000. In 2000, the Los Angeles market had the largest U.S. Hispanic population, with approximately 6.9 million Hispanics, which is approximately 40.6% of the Los Angeles market's total population. Los Angeles experienced annual radio revenue growth of 8.3% between 1993 and 1998, and radio revenue in Los Angeles is expected to continue growing at an annual rate of 9.2% between 1999 and 2003.

PUERTO RICO

     The Puerto Rico market is the twenty-seventh largest radio market in terms of advertising revenues which are projected to be $115.8 million in 1999. In 2000, the Puerto Rico market had the second largest U.S. Hispanic population, with approximately 3.9 million Hispanics, which we believe is approximately 99.6% of the Puerto Rico market's total population. Puerto Rico experienced annual radio revenue growth of 5.4% between 1992 and 1998, and radio revenue in Puerto Rico is expected to continue growing at an annual rate of 5.7% between 1999 and 2002.

NEW YORK

     The New York market is the second largest radio market in terms of advertising revenues, which are projected to be $816.4 million in 2000. In 2000, the New York market had the third largest U.S. Hispanic population, with approximately 3.8 million Hispanics, which is approximately 18.5% of the New York market's total population. We believe that we own the strongest franchise in terms of audience share and number of Spanish-language radio stations in the New York market, with two of the three FM Spanish-language radio stations. New York experienced annual radio revenue growth of 10.8% between 1993 and 1998, and radio revenue in New York is expected to continue growing at an annual rate of 10.0% between 1999 and 2003.

MIAMI

     The Miami market is the eleventh largest radio market in terms of advertising revenues which are projected to be $277.6 million in 2000. In 2000, the Miami market had the fourth largest U.S. Hispanic population, with approximately 1.5 million Hispanics, which is approximately 38.8% of the Miami market's total population. Miami experienced annual radio revenue growth of 12.4% between 1993 and 1998, and radio revenue in Miami is expected to continue growing at an annual rate of 9.5% between 1999 and 2003.

SAN FRANCISCO

     The San Francisco market is the fourth largest radio market in terms of advertising revenues which are projected to be $547 million in 2000. In 2000, the San Francisco market had the fifth largest U.S. Hispanic population, with approximately 1.4 million Hispanics, which is approximately 20.1% of the San Francisco market's total population. San Francisco experienced annual radio revenue growth of 12.0% between 1993 and 1998, and radio revenue in San Francisco is expected to continue growing at an annual rate of 19.8% between 1999 and 2003.

CHICAGO

     The Chicago market is the third largest radio market in terms of advertising revenues which are projected to be $633.2 million in 2000. In 2000, the Chicago market had the sixth largest U.S. Hispanic population, with approximately 1.4 million Hispanics, which is approximately 14.2% of the Chicago market's total population. We believe that we own the strongest franchise in the Chicago market with the number one ranked FM Spanish-language radio station. Chicago experienced annual radio revenue growth of 9.3% between 1993 and 1998, and radio revenue in Chicago is expected to continue growing at an annual rate of 11.7% between 1999 and 2003.

SAN ANTONIO

     The San Antonio market is the thirty-third largest radio market in terms of advertising revenues which are projected to be $83.4 million in 2000. In 2000, San Antonio had the eighth largest U.S. Hispanic population, with approximately
1.2 million Hispanics, which is approximately 55% of the San Antonio market's total population. San Antonio experienced annual radio revenue growth of 8.3% between 1993 and 1998, and radio revenue in San Antonio is expected to continue growing at an annual rate of 4.5% between 1999 and 2003.

DALLAS

     The Dallas market is the fifth largest radio market in terms of advertising revenues which are projected to be $381.8 million in 2000. In 2000, the Dallas market had the ninth largest U.S. Hispanic population, with approximately 927,000 Hispanics, which is approximately 15.7% of the Dallas market's total population. Dallas experienced annual radio revenue growth of 11.3% between 1993 and 1998, and radio revenue in Dallas is expected to continue growing at an annual rate of 10.7% between 1999 and 2003.

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

     LaMusica.com has links to the Web sites for some of our radio stations. This network of Web sites permits our target audiences to listen to streaming audio of live radio broadcasts from our radio stations from anywhere in the United States and the world. In addition to our network of station Web sites and our production of original interactive content relating to Latin music and entertainment, we offer enhanced community features on LaMusica.com such as branded e-mail, bulletin boards, fan clubs, chat rooms, personals and horoscopes.

     LaMusica.com and our network of station Web sites generate revenues primarily from two distinct sources: (1) advertising and sponsorship and (2) electronic commerce opportunities, such as on-line music sales. We use our stations' on-air marketing power to draw visitors to LaMusica.com. We continue to conduct a nationwide advertising campaign on our radio stations in order to increase audience awareness of LaMusica.com. We utilize our strong relationships with advertisers and the music industry to develop banner advertising and sponsorships. In May 2000, we signed a two-year three-way agreement with LaMusica.com and America Online (AOL), whereby AOL provides LaMusica.com with a co-branded Web site, with a guaranteed minimum number of impressions over a two year period. We believe we can use these impressions to increase revenues. Under the agreement, AOL also provides a programming plan enabling LaMusica.com to create rich content for several AOL brands.

MANAGEMENT AND PERSONNEL

     As of December 20, 2000, we had 568 full-time employees, 14 of whom were primarily involved in senior management, 249 in programming, 177 in sales, 112 in general administration and 16 in technical activities.

     To facilitate efficient management from our Coconut Grove, Florida headquarters, we access and utilize computerized accounting systems, including our recently purchased Oracle software, from our stations to provide timely information to management on station operations and to assist in cost control and the preparation of monthly financial statements. Corporate executives regularly visit each station to monitor its operations and ensure that our policies are properly followed.

     Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer. The loss of any of these officers and key employees could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.

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

ADVERTISING

     Virtually all radio station revenue is derived from advertising. This revenue is usually classified in one of two categories -- "national" or "local." "National" generally refers to advertising that is solicited by a national representative firm that represents the station and is paid commissions based on collected net revenues. Our national sales representative is Caballero Spanish Media, LLC, a division of Interep National Radio Sales, Inc. "Local" refers to advertising purchased by advertisers and agencies in the local community served by a particular station.

     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station's ability to attract listeners in a given market and on the attractiveness to advertisers of the station's listener demographics. Rates vary depending upon a program's popularity among the listeners an advertiser is seeking to attract, the number of advertisers vying for available air time and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning and afternoon drive-time hours which are the peak hours for radio audience listening. We believe that having multiple stations in a market is attractive to national advertisers, enabling the broadcaster to command higher advertising rates. We believe that we will be able to increase our rates as new and existing advertisers recognize the increasing desirability of targeting the growing Hispanic population in the United States.

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

     As is customary in the radio industry, the majority of our advertising contracts are short-term, generally running for less than three months. We have long-term relationships with some of our advertisers. In each of our broadcasting markets, we employ salespeople to obtain local advertising revenues. We believe that our local sales force is crucial to maintaining relationships with key local advertisers and agencies and identifying new advertisers. We generally pay sales commissions to our local sales staff upon the receipt from advertisers of the payments related to these sales. We offer assistance to local advertisers by providing them with studio facilities to produce commercials free of charge.

COMPETITION

     The success of each of our stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market as well as with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Several of the stations with which we compete are subsidiaries of large national or regional companies that have substantially greater resources than we do. Factors which are material to competitive position include management experience, the station's rank in its market, signal strength and frequency, and audience demographics, including the nature of the Spanish-language market targeted by a particular station.

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

     The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting (known as "DAB"). DAB may deliver to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to that of compact discs. The FCC has authorized spectrum for the use of a new technology, satellite digital audio radio services (known as "SDARS"), to deliver audio programming. SDARS may provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. It is not known at this time whether digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. The FCC also has begun accepting applications for a new "low power" radio or "microbroadcasting" service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. No FCC action has been taken on these applications to date.

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

ANTITRUST

     An important part of our growth strategy is the acquisition of additional radio stations. Since the passage of the Telecommunications Act of 1996, the Justice Department has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Similarly, the FCC staff has announced new procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC's ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

FEDERAL REGULATION OF RADIO BROADCASTING

     The radio broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:

     - assigns frequency bands for radio broadcasting;

     - determines the particular frequencies, locations and operating power of radio broadcast stations;

     - issues, renews, revokes and modifies radio broadcast station licenses;

     - establishes technical requirements for certain transmitting equipment used by radio broadcast stations;

     - adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and

     - has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

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

     The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is subject to the text of the Communications Act, the FCC's rules and regulations, and the rulings of the FCC. You should refer to the Communications Act and these FCC rules, regulations and rulings for further information concerning the nature and extent of federal regulation of radio broadcast stations.

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

     Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of SBS's radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance these acquisitions. Such matters may include:

     - changes to the license authorization and renewal process;

     - proposals to impose spectrum use or other fees on FCC licensees;

     - auction of new broadcast licenses;

     - changes to the FCC's equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

     - proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

     - technical and frequency allocation matters;

     - the implementation of digital audio broadcasting on both a satellite and terrestrial basis;

     - changes in broadcast cross-interest, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

     - proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

     - proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

     Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

     - the radio station has served the public interest, convenience and necessity;

     - there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

     - there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

     The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations. The FCC recently has adopted rules to divide Class C stations into two subclasses based on antenna height. Stations not meeting the minimum height requirement within a three-year transition period would be downgraded automatically to the new Class C0 category.

     Ownership Matters. The Communications Act requires prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

     - the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control;

     - compliance with FCC rules limiting the common ownership of attributable interests in broadcast and newspaper properties;

     - the history of compliance with FCC operating rules; and

     - the character qualifications of the transferee or assignee and the individuals or entities holding attributable interests in them.

Applications to the FCC for assignments and transfers are subject to petitions in favor of denying the assignment or transfer by interested parties.

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

     Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation, generally do not subject their holders to attribution. However, the FCC's rules also specify other exceptions to these general principles for attribution. The FCC is currently evaluating whether to:

     - raise the benchmark for voting stock from five to ten percent;

     - raise the benchmark for passive investors holding voting stock from ten to twenty percent;

     - continue the single 50% stockholder exception; and/or

     - attribute non-voting stock or perhaps only when combined with other rights such as voting shares or contractual relationships.

More recently, the FCC has solicited comment on proposed rules that would:

     - treat an otherwise non-attributable ownership equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark; and

     - in some circumstances, treat the licensee of a broadcast station that sells advertising time of another station in the same market pursuant to a joint sales agreement as having an attributable interest in the station whose advertising is being sold.

     Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

     - radio broadcast stations above certain limits servicing the same local market;

     - a radio broadcast station and a television broadcast station servicing the same local market; and

     - a radio broadcast station and a daily newspaper serving the same local market.

These rules include specific signal contour overlap standards to determine compliance, and the FCC defined market will not necessarily be the same market used by Arbitron(R) or other surveys, or for purposes of the HSR Act. Under these "cross-ownership" rules, we, absent waivers, would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper or television broadcast station, other than a low-powered television station, in the same market where we then owned any radio broadcast station. Our stockholders, officers or directors, absent a waiver, may not hold an attributable interest in a daily newspaper or television broadcast station in those same markets.

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

     Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide, the Communications Act and the FCC's rules limit the number of radio broadcast stations in local markets in which a single entity may own an attributable interest as follows:

     - In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

     - In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

     - In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

     - In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50 percent of the radio stations in such market.

     Because of these multiple and cross-ownership rules, if a stockholder, officer or director of SBS holds an attributable interest in SBS, such stockholder, officer or director may violate the FCC's rules if such person or entity also holds or acquires an attributable interest in other television stations, radio stations or daily newspapers, depending on their number and location. If an attributable stockholder, officer or director of SBS violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for future acquisitions. As long as one person or entity holds more than 50% of the voting power of the common stock of SBS where the vote of such person or entity is sufficient to affirmatively direct the affairs of SBS, another stockholder, unless serving as an officer and/or director, generally would not hold an attributable interest in SBS. However, as described above, the FCC is currently evaluating whether to continue the exception for a single majority stockholder of more than 50% of a licensee's voting stock. As of December 19, 2000, Raul Alarcon, Jr. held more than 50% of the total voting power of our common stock.

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

     Low Power Radio Broadcast Service. The FCC recently adopted rules establishing two classes of a low power radio service, both of which will operate in the existing FM radio band: a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations will have limited service areas of 3.5 miles and 1 to 2 miles, respectively. Implementation of a low power radio service or microbroadcasting will provide an additional audio programming service that could compete with SBS's radio stations for listeners, but we cannot predict the effect upon SBS.

ENVIRONMENTAL MATTERS

     In connection with our sale of WXLX-AM in 1997, we assigned the lease of the transmitter for WXLX-AM in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960's. Although WXLX-AM has been sold, we retain potential exposure to possible environmental liabilities relating to the transmitter site. Because the lessee of the property is under a long-term lease, we may become liable for costs associated with remediation of the site. We are unable to assess the likelihood that any claim for remediation of this site will arise, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

     On September 28, 1999, we received notice from the purchaser of KXMG-AM, a station located in Los Angeles that we sold in December 1997, that it would make a claim against us for indemnification under the asset purchase agreement, pursuant to which it purchased the station, for the removal of an underground fuel storage tank. The notice did not specify the amount of the indemnification claim. We do not have sufficient information to assess our potential exposure to liability, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

RECENT DEVELOPMENTS

     Initial Public Offering and Related Transactions. On November 2, 1999, we closed our initial public offering of 25,055,510 shares of Class A Common Stock, raising $389.4 million in net proceeds to SBS, including proceeds from the exercise of the over-allotment option granted to the underwriters. Selling shareholders who participated in the offering raised an aggregate of $80.4 million in net proceeds. The shares of Class A Common Stock were offered at an initial offering price of $20.00 per share. Our shares began trading on the Nasdaq National Market on October 28, 1999.

     On November 2, 1999, we also closed our offering of $235.0 million of 9 5/8% Senior Subordinated Notes due 2009, raising $228.0 million in net proceeds to SBS.

     On September 30, 1999, we commenced tender offers and the solicitation of consents to adopt amendments to the indentures governing our then outstanding senior notes to eliminate substantially all of the restrictive covenants and default provisions contained in the indentures, other than the covenants relating to the payment of interest on the principal of the notes. On November 3, 1999, we accepted for payment consent solicitations and tender offers for two series of our then outstanding senior notes totaling $176,559,000 in aggregate principal amount. The first series, aggregate principal amount $101,559,000 of outstanding 12 1/2% Senior Notes due 2002, was redeemed at $1,142.86 per each validly tendered $1,000 12 1/2% Note. We received consents and tenders from 99.7% of our 12 1/2% Notes. As of December 20, 2000, there is an aggregate principal amount of $100,000 of our 12 1/2% Notes that remains outstanding. The second series, aggregate principal amount $75.0 million of outstanding 11% Senior Notes due 2004, Series B was purchased by us at $1,108.04 per each validly tendered $1,000 11% Note. We received consents and tenders from 100% of the holders of our 11% Notes.

     On November 2, 1999, we gave notice of redemption of all of our outstanding 14 1/4% Senior Exchangeable Preferred Stock at 105% of the liquidation preference of each share at an aggregate cost to us of approximately $265.6 million. We completed the redemption on December 2, 1999.

     Reclassification and Stock Split of Common Stock. On September 29, 1999, we filed a third amended and restated certificate of incorporation to reclassify all of our then outstanding shares of Class A Common Stock, par value $.01 per share, into shares of Class B Common Stock, par value $.0001 per share and effect a 50-to-1 stock split of the new shares of Class B Common Stock. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to ten votes.

     Purchase of Additional Puerto Rico Stations. On September 22, 1999, Spanish Broadcasting System of Puerto Rico, Inc., a Delaware corporation and wholly owned subsidiary of SBS, entered into a stock purchase agreement to purchase all of the outstanding capital stock of the following nine subsidiaries of AMFM Operating Inc., a Delaware corporation (formerly known as Chancellor Media Corporation of Los Angeles) ("AMFM"): Primedia Broadcast Group, Inc., WIO, Inc., Cadena Estereotempo, Inc., Portorican American Broadcasting, Inc., WLDI, Inc., WRPC, Inc., WOYE, Inc., WZNT, Inc., WOQI, Inc. (the "Primedia Station Group"). The Primedia Station Group owns and operates eight radio stations in Puerto Rico: WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, and

WCTA-FM. On January 14, 2000, we completed the purchase from AMFM of all of the outstanding capital stock of the Primedia Station Group for total cash consideration of $90.8 million (net of $1.0 million cash acquired), including a $10.0 million deposit that was made on September 22, 1999 and closing costs of $0.7 million. The acquisition was financed from cash on hand.

     Sale of Florida Keys Stations. On February 2, 2000, SBS completed the sale of WVMQ-FM in Key West, Florida and WZMQ-FM in Key Largo, Florida to South Broadcasting System, Inc., a company owned by Mr. Pablo Raul Alarcon, Sr., our Chairman Emeritus and a member of our board of directors, for total cash consideration of $0.7 million.

     Shelf Registration. On March 13, 2000, in fulfillment of our obligation pursuant to registration rights agreements dated June 29, 1994 and March 15, 1997, respectively, we filed a registration statement on Form S-3 through which certain selling stockholders are offering for sale from time to time up to an aggregate of 7,387,750 shares of our Class A Common Stock, which shares were originally issued to the selling stockholders as shares of Class B Common Stock pursuant to 1994 and 1997 warrants. On May 8, 2000, the SEC declared the registration statement on Form S-3 effective. The selling stockholders may sell the shares of Class A Common Stock from time to time on the over-the-counter market in regular brokerage transactions or in privately negotiated transactions. We will not receive any portion of the proceeds from the sale of these shares by the selling stockholders.

     Senior Credit Facility. On July 6, 2000, we entered into a credit agreement with Lehman Commercial Paper, Inc. as administrative agent and the several banks and other financial institutions or entities from time to time a party to the credit agreement. The senior credit facility includes a six year $25.0 million revolving credit facility and $125.0 million multi-draw term loan facility.

     Purchase of Dallas, San Francisco, and Additional Los Angeles and San Antonio Stations. On May 8, 2000, we entered into a stock purchase agreement with Rodriguez Communications, Inc., a Delaware corporation ("RCI") and the stockholders of RCI to acquire all of the outstanding capital stock of RCI which owns and operates radio stations KMJR-FM (formerly KFOX-FM) and KNJR-FM (formerly KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000 we also entered into an asset purchase agreement with New World Broadcasters Corp. ("New World"), a Texas corporation and an affiliate of RCI, to acquire radio station KTCY-FM serving the Dallas, Texas market, and a stock purchase agreement with New World and 910 Broadcasting Corp., a Texas corporation and wholly-owned subsidiary of New World, to acquire all of the outstanding capital stock of 910 Broadcasting Corp. which owns and operates radio station KXEB-AM serving the Dallas, Texas market.

     On November 10, 2000, we completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $164.3 million, consisting of 4,441,545 shares of SBS Class A Common Stock valued at $42.6 million and $121.7 million in cash. We financed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM with previously unissued shares of our Class A Common Stock, cash on hand and borrowings under our credit agreement dated July 6, 2000 with Lehman Commercial Paper, Inc. as administrative agent, and the several banks and other financial institutions or entities from time to time party to the credit agreement. From May 8, 2000 to November 10, 2000, we operated radio station KTCY-FM under a time brokerage agreement with New World. From May 23, 2000 to November 10, 2000, we operated radio station KSAH-AM under a time brokerage agreement with RCI. From July 6, 2000 to November 10, 2000, we operated radio stations KMJR-FM and KNJR-FM under a time brokerage agreement with RCI. From August 23, 2000 to November 10, 2000, we operated radio station KXJO-FM under a time brokerage agreement with RCI.

     We have not yet closed the purchase of all the outstanding capital stock of 910 Broadcasting Corp., the owner and operator of radio station KXEB-AM because FCC approval is still pending for this transaction. We cannot assure you that this acquisition will occur. We began operating radio station KXEB-AM on May 8, 2000 under a time brokerage agreement with New World and 910 Broadcasting Corp., which will continue until the closing of the purchase of all the outstanding capital stock of 910 Broadcasting Corp.

     Purchase of Additional Los Angeles Station. On November 2, 2000, we entered into an asset purchase agreement with International Church of the Four Square Gospel to purchase radio station KFSG-FM in Los Angeles, California at a purchase price of $250,000,000. In connection with this acquisition, we made an initial deposit of $5,000,000 toward the purchase price. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. The agreement may be terminated by us or by the seller if the closing does not occur by December 31, 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, including statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this report, concerning our expectations of future sales; gross profits; research and development expenses; selling, general and administrative expenses; product introductions and cash requirements. Forward-looking statements often include words or phrases such as "will likely result", "expect", "will continue", "anticipate", "estimate", "intend", "plan", "project", "outlook" or similar expressions. The statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed in the forward-looking statements. Factors which could cause actual results to differ from expectations include those in the "Risk Factors" section of our registration statement on Form S-1, as amended (Registration No. 333-85499) and our registration statement on Form S-3, as amended (Registration No. 333-32240). We cannot assure you that our results of operations will not be adversely affected by one or more of these factors. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

CERTAIN CONSIDERATIONS

     - Our substantial level of debt could limit our ability to grow and compete.

     - The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests.

     - We have experienced net losses in the past and to the extent that we experience losses in the future, our ability to raise capital and the market prices of our securities could be adversely affected.

     - A large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets.

     - Loss of key personnel could adversely affect our business, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer.

     - We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do.

     - Our growth depends on successfully executing our acquisition strategy. We intend to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets. We cannot assure you that our acquisition strategy will be successful.

     - Raul Alarcon, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control.

     - We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive.

     - Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses.

     - We may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets.

     - A national or regional recession could impair our revenues.

     - Future sales by existing stockholders could depress the market price of our Class A Common Stock.

ITEM 2.  PROPERTIES

     As of December 1, 2000, we relocated our corporate headquarters to Coconut Grove, Florida to a building owned by Mr. Alarcon, Jr. We entered into a ten year lease with Irradio Holding Limited, a Florida partnership. See "Item 13. Certain Relationships and Related Transactions." The types of properties required to support each of our radio stations include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. We own the building housing the office and studios in New York for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM. Additionally, we own a separate building in Los Angeles that we previously used as the office for our Los Angeles operations. We own the auxiliary transmitter site for KSAH-AM in Universal City, Texas and we lease all of our other transmitter sites, with lease terms that expire between 2000 and 2035, assuming all renewal options are exercised. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry. The studios and offices of our Miami and South Florida stations are currently located in leased facilities with lease terms that expire in 2012. See "Item 13. Certain Relationships and Related Transactions." We lease the office and studio facilities for our stations in Chicago, Dallas, Oakland, San Antonio and Puerto Rico.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our shares of Class A Common Stock were not registered under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, until October 27, 1999. The principal market upon which our Class A Common Stock is traded is the Nasdaq National Market. Our shares of Class A Common Stock began trading on the Nasdaq National Market on October 28, 1999. For the period from October 28, 1999 to December 26, 1999, the high and low bids for our Class A Common Stock were $39.88 and $25.25, respectively. For the period from December 27, 1999 to March 26, 2000, the high and low bids for our Class A Common Stock were $42.00 and $17.25, respectively. For the period from March 27, 2000 to June 25, 2000, the high and low bids for our Class A Common Stock were $25.50 and $13.94, respectively. For the period from June 26, 2000 to September 24, 2000, the high and low bids for our Class A Common Stock were $22.50 and $8.63, respectively. As of December 20, 2000, there were approximately 6,500 holders of our Class A Common Stock, par value $.0001 per share.

     There is no established trading market for our Class B Common Stock, par value $.0001 per share. As of December 20, 2000, there were seven record holders of our Class B Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDEND POLICY

     We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements and other factors that our board of directors deems relevant. Furthermore, the indenture governing our 9 5/8% senior subordinated notes offering contains restrictions on our ability to pay dividends. We previously declared and paid an extraordinary dividend in March 1998, pursuant to which some of our warrantholders elected to increase the conversion rates of their warrants instead of receiving cash. We do not expect to make payments of any similar dividends in the near future.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 10, 2000, we issued an aggregate of 4,441,545 shares of our Class A Common Stock to New World Broadcasters Corp., the shareholders of Rodriguez Communications, Inc. ("RCI"), and to certain individuals as part of the purchase price for radio station KTCY-FM and all the outstanding capital stock of RCI (which owns and operates radio stations KFOX-FM, KREA-FM, KXJO-FM and KSAH-FM). We relied on Section 4(2) of the Securities Act of 1933, as amended, to claim exemption from registration for this issuance, as a transaction not involving any public offering.

     Prior to June 30, 1999, we issued 182,303 shares to qualified institutional buyers and accredited institutional investors who exercised warrants to purchase shares of our Class A Common Stock. Our warrants were initially issued in 1994 as part of units that included our senior notes and in 1997 as part of units that included our senior exchangeable preferred stock. The exercise price for the warrants was $.01 per warrant. Holders exercising the 1997 warrants received
 .428 shares per warrant and holders exercising the 1994 warrants received one share per warrant. On September 29, 1999, we filed our third amended and restated certificate of incorporation to reclassify all of our then outstanding shares of Class A Common Stock, par value $.01 per share, into shares of Class B Common Stock, par value $.0001 per share and to effect a 50-to-1 stock split of the new shares of Class B Common Stock. We relied on Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended, to claim exemption from registration for this issuance, as a transaction not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
      (IN THOUSANDS EXCEPT RATIOS, SHARES OUTSTANDING AND PER SHARE DATA)

     The following table sets forth the historical financial information of our business. The selected historical consolidated financial information presented below under the caption "Statement of Operations Data" and "Balance Sheet Data," as of and for each of the fiscal years in the five-year period ended September 24, 2000 are derived from our historical consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of September 26, 1999 and September 24, 2000, and for each of the fiscal years in the three-year period ended September 24, 2000, the related notes and independent auditors' report included elsewhere in this report. For additional information see the financials section of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                              9/29/96       9/28/97       9/27/98       9/26/99       9/24/00
                                            -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Gross revenues............................  $    55,338   $    67,982   $    86,766   $   111,233   $   141,468
Less: agency commissions..................        6,703         7,972        10,623        13,882        18,800
                                            -----------   -----------   -----------   -----------   -----------
Net revenues..............................       48,635        60,010        76,143        97,351       122,668
Station operating expenses(1).............       27,876        31,041        39,520        44,620        57,555
Corporate expenses........................        3,748         5,595         6,893        10,636        20,730
Depreciation and amortization.............        4,556         7,619         8,877         9,906        13,126
                                            -----------   -----------   -----------   -----------   -----------
  Operating income........................       12,455        15,755        20,853        32,189        31,257
Interest expense, net(2)..................      (16,533)      (22,201)      (20,860)      (21,178)      (19,495)
Other income (expense), net(3)............       (1,574)         (791)         (213)         (749)         (302)
Gain on sale of AM stations...............           --        36,242            --            --            --
                                            -----------   -----------   -----------   -----------   -----------
  Income (loss) before income taxes and
    extraordinary item....................       (5,652)       (7,237)       36,022        10,262        11,460
Income tax expense (benefit)..............       (1,166)       (2,715)       15,624         4,445         4,915
                                            -----------   -----------   -----------   -----------   -----------
Income (loss) before extraordinary
  items...................................       (4,486)       (4,522)       20,398         5,817         6,545
Extraordinary (loss) net of income
  taxes(4)................................           --        (1,647)       (1,613)           --      ( 17,151)
                                            -----------   -----------   -----------   -----------   -----------
  Net income (loss).......................  $    (4,486)  $    (6,169)  $    18,785   $     5,817   $   (10,606)
                                            ===========   ===========   ===========   ===========   ===========
Dividends on preferred stock..............       (2,994)      (17,044)      (30,270)      (34,749)      (28,372)
                                            -----------   -----------   -----------   -----------   -----------
  Net income (loss) applicable to common
    stock.................................  $    (7,480)  $   (23,213)  $   (11,485)  $   (28,932)  $   (38,978)
                                            ===========   ===========   ===========   ===========   ===========
Dividends per share on common stock.......  $        --   $        --   $      0.11   $        --   $        --
                                            ===========   ===========   ===========   ===========   ===========
Earnings (loss) per common share:
  Basic (before extraordinary item).......  $     (0.25)  $     (0.71)  $     (0.33)  $     (0.86)        (0.38)
  Diluted (before extraordinary item).....        (0.25)        (0.71)        (0.33)        (0.86)        (0.38)
  Basic...................................        (0.25)        (0.77)        (0.38)        (0.86)        (0.67)
  Diluted.................................        (0.25)        (0.77)        (0.38)        (0.86)        (0.67)
Weighted average common shares
  outstanding(8):
  Basic...................................   30,333,400    30,333,400    30,333,400    33,584,576    58,162,671
  Diluted.................................   30,333,400    30,333,400    30,333,400    33,584,576    58,162,671

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                              9/29/96       9/28/97       9/27/98       9/26/99       9/24/00
                                            -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents.................  $     5,468   $    12,288   $    37,642   $    16,975        59,559
Total assets..............................      176,860       334,367       351,034       365,681       634,691
Total debt (including current portion)....      135,914       183,013       171,126       172,486       304,664
Preferred stock...........................       35,939       171,262       201,368       235,918            --
Total stockholders' (deficiency) equity...       (3,569)      (32,047)      (46,193)      (75,122)      274,465
OTHER FINANCIAL DATA:
Broadcast cash flow(5)....................  $    20,759   $    28,969   $    36,623   $    52,731   $    65,113
Broadcast cash flow margin................         42.7%         48.3%         48.1%         54.2%         53.1%
EBITDA(6).................................       17,011        23,374        29,730        42,095        44,383
After-tax cash flow(7)....................           70         3,097         7,530        15,723        19,671
Capital expenditures......................        3,811         2,022         1,645         2,100         3,793
Net cash provided by operating
  activities..............................        8,813         6,386        10,923        20,782        28,672
Net cash provided by (used in) investing
  activities..............................      (90,195)     (144,358)       32,190       (38,384)     (205,050)
Net cash provided by (used in) financing
  activities..............................       69,034       144,792       (17,758)       (3,065)      218,962

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

(4) On June 29, 1994, we sold 107,059 units, each consisting of $1,000 principal amount, of our 12 1/2% notes and warrants to purchase one share of common stock per unit. The 12 1/2% notes were issued at a substantial discount from their principal amount. The sale of the 12 1/2% notes and warrants generated gross proceeds of $94,000,000 and proceeds to us of $87,774,002, net of financing costs of $6,225,998. Of the $94,000,000 of gross proceeds from the sale of the 12 1/2% notes and warrants, $88,603,000 was allocated to the 12 1/2% notes and $5,397,000 was determined to be the value of the warrants. Of the net proceeds from the sale of the 12 1/2% notes and warrants, $83,000,000 was used to satisfy in full our obligations to our two former principal lenders and the balance was used to settle litigation with a former stockholder and for general corporate purposes.

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

    For the fiscal year ended September 24, 2000, we recorded an extraordinary loss of $17.2 million related to the early retirement of our 11% and 12 1/2% notes at a premium of approximately $23.1 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $5.5 million, net of the related tax benefit of approximately $11.4 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     We commenced operations with the purchase of our first radio station, WXLX-AM (formerly WSKQ-AM) serving the New York metropolitan area in 1983. Since 1983 we have purchased 28 stations, including three additional AM stations, in eight U.S. markets. Today, we are the second largest Spanish-language radio broadcasting company in the United States, currently owning and operating a total of 23 FM radio stations and one AM radio station. We operate an additional AM radio station under a time brokerage agreement. Twenty-five of our stations are located in eight of the largest Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami, San Francisco, Chicago, San Antonio and Dallas. In total, our radio stations reach over 61% of the U.S. Hispanic population.

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

     We report our revenues and expenses on a broadcast month basis. "Broadcast month basis" means a four or five week period ending on the last Sunday of each calendar month. For fiscal years 1998, 1999 and 2000 we reported 52 weeks of revenues and expenses.

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

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     Net Revenues. Our net revenues were $122.7 million for fiscal year 2000, compared to $97.4 million for fiscal year 1999, an increase of $25.3 million or 26.0%. The increase was primarily attributable to the inclusion of operating results of certain of our Puerto Rico stations, which we purchased from AMFM in January, that had not yet been acquired during the same period in fiscal year 1999. Additionally, our net revenues increased due to higher advertising rates, as advertisers continue to be attracted to the Spanish-language market.

     Station Operating Expenses. Total station operating expenses were $57.6 million for fiscal year 2000, compared to $44.6 million for fiscal year 1999, an increase of $13.0 million or 29.1%. The increase was primarily attributable to the inclusion of operating results of certain of our Puerto Rico stations, which we purchased from AMFM in January, that had not yet been acquired during the same period in fiscal year 1999 as well as the stations operated under time brokerage agreements in connection with the Rodriguez Communications, Inc. and related transactions. In addition, on a same station basis, we experienced higher music license fees and commissions associated with increased sales.

     Broadcast Cash Flow. Broadcast cash flow was $65.1 million for fiscal year 2000, compared to $52.7 million for fiscal year 1999, an increase of $12.4 million or 23.5%. Our broadcast cash flow margin decreased slightly to 53.1% for fiscal year 2000 compared to 54.2% for fiscal year 1999. Excluding net Internet broadcast cash flow of ($2.1) million for fiscal year 2000 and ($0.5) million for fiscal year 1999, broadcast cash flow would have increased by $14.0 million to $67.2 million, a 26.3% increase, and our broadcast cash flow margin would have reached 54.9% for the fiscal year 2000.

     Corporate Expenses. Total corporate expenses were $20.7 million for fiscal year 2000, compared to $10.6 million for fiscal year 1999, an increase of $10.1 million or 95.3%. The increase in corporate expenses resulted mainly from a non-recurring severance payment of $10.2 million related to the purchase of an annuity for two of our retired executives.

     EBITDA. EBITDA was $44.4 million for fiscal year 2000, compared to $42.1 million for fiscal year 1999, an increase of $2.3 million or 5.5%. The increase in EBITDA was mostly attributable to the increase in broadcast cash flow, partially offset by the non-recurring severance payment of $10.2 million. Excluding the non-recurring severance payment, EBITDA was $54.6 million for the fiscal year 2000, an increase of $12.5 million or 29.7%, and our EBITDA margin was 44.5%.

     Depreciation and Amortization. Depreciation and amortization expense was $13.1 million for fiscal year 2000, compared to $9.9 million for fiscal year 1999, an increase of $3.2 million or 32.3%. The increase was related primarily to an increase in amortization costs resulting from the purchase of the Puerto Rico stations from AMFM.

     Operating Income. Operating income was $31.3 million for fiscal year 2000, compared to $32.2 million for fiscal year 1999, a decrease of $0.9 million or 2.8%. The decrease was due primarily to the non-recurring severance payment of $10.2 million.

     Interest Expense, Net. Interest expense was $19.5 million for fiscal year 2000, compared to $21.2 million for fiscal year 1999, a decrease of $1.7 million or 8.0%. This decrease was due primarily to interest income earned on the unused proceeds from the initial public offering, partially offset by interest on additional debt related to the refinancing of the 12 1/2% and 11% notes.

     Other Expense, Net. We had other expenses of $0.3 million for fiscal year 2000, compared to $0.7 million for fiscal year 1999, a decrease of $0.4 million or 57.1%. The other expenses during fiscal year 2000 included a $0.3 million write-off of costs related to a financing transaction that we abandoned.

     Extraordinary Loss. The Company incurred an extraordinary loss of $17.2 million, net of an income tax benefit of $11.4 million, in fiscal year 2000 related to the early retirement of our 11% and 12 1/2% notes for an amount in excess of our carrying value and the write-off of the related unamortized debt issuance costs.

     Net Income (Loss). Our net loss was $10.6 million for fiscal year 2000, compared to net income of $5.8 million for fiscal year 1999. The loss was caused primarily by the extraordinary loss and the non-recurring severance payment.

     After-Tax Cash Flow. After-tax cash flow was $19.7 million for fiscal year 2000, compared to $15.7 million for fiscal year 1999, an increase of $4.0 million or 25.5%. This increase was primarily attributable to the increase in broadcast cash flow that exceeded the non-recurring severance payment, net of tax benefit. Excluding the net non-recurring severance payment, after-tax cash flow was $25.5 million for fiscal year 2000, an increase of $9.8 million or 62.4% compared to fiscal year 1999.

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

     Station Operating Expenses. Total station operating expenses were $44.6 million for fiscal year 1999, compared to $39.5 million for fiscal year 1998, an increase of $5.1 million or 12.9%. The higher station operating expenses were caused mainly by the inclusion of the results of the recent acquisitions in San Antonio and Puerto Rico as well as JuJu Media, Inc. accounting for $4.2 million or 82.4% of the increase in station operating expenses. To a lesser extent, all of our other radio stations experienced higher commissions and higher music license fees associated with increased sales. Additionally, the New York market had an increase in performance bonuses due to increased sales and broadcast cash flow, and the Los Angeles market had an increase in salaries related to on-air talent. This increase in operating expenses was offset by lower general and administrative expenses due to improved collections.

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

     Our ability to increase our indebtedness is limited by the terms of the credit agreement governing our senior credit facilities and the indenture governing our senior subordinated notes. Additionally, the credit agreement and indenture place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

     Net cash flows provided by operating activities were $28.7 million, 20.8 million and $10.9 million for fiscal years 2000, 1999, and 1998, respectively. Changes in our net cash flows from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the acquisition and disposition of stations during those periods, as well as changes in corporate expenses which included a non-recurring severance payment of $10.2 million for the benefit of certain retiring executives in fiscal year 2000.

     Net cash flows used in investing activities were $205.1 million and $38.4 million for fiscal years 2000 and 1999, respectively. Net cash flows provided by investing activities was $41.5 million for fiscal year 1998. Changes in our net cash flow from investing activities are primarily a result of the acquisition and disposition of stations during those periods.

     Net cash flows provided by financing activities were $219.0 million, for fiscal year 2000. Net cash flows used in financing activities were $3.1 million and $17.8 million for fiscal years 1999 and 1998, respectively.

Changes in our net cash flows from financing are primarily a result of redemption of and proceeds from notes and preferred stock and proceeds from our initial public offering of Class A Common Stock and from senior credit facilities.

     For fiscal year 2000, total capital expenditures were $3.8 million. These expenditures were financed by funds from operations.

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

     - we will continue to successfully implement our business strategy;

     - we will not incur any material unforeseen liabilities, including environmental liabilities; and

     - no future acquisitions will adversely affect our liquidity.

     We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On November 10, 2000, we completed the purchase of all the outstanding capital stock of Rodriguez Communications, Inc. and the purchase of radio station KTCY-FM, serving the Dallas, Texas market, from New World Broadcasters Corp. ("New World") for total consideration of $164.3 million, consisting of $42.6 million of SBS Class A Common Stock and $121.7 million in cash.

     The purchase of RCI includes the acquisition of the following radio stations: KMJR-FM (formerly KFOX-FM) and KNJR-FM (formerly KREA-FM) broadcasting, on a co-channeled basis, at 93.5 MHz serving the Los Angeles, California market; KXJO-FM broadcasting at 92.7 MHz serving the San Francisco, California market; and KSAH-AM broadcasting at 720 kHz serving the San Antonio, Texas market.

     On May 8, 2000 we entered into a stock purchase agreement with New World and 910 Broadcasting Corp., a wholly-owned subsidiary of New World, to acquire all of the outstanding capital stock of 910 Broadcasting Corp. which owns and operates radio station KXEB-AM serving the Dallas, Texas market. We have not yet closed the purchase of all the outstanding capital stock of 910 Broadcasting Corp. FCC approval is pending for this transaction, and we cannot assure you that the acquisition will occur. We began operating radio station KXEB-AM on May 8, 2000 under a time brokerage agreement with New World and 910 Broadcasting Corp., which will continue until the closing of the purchase of all the outstanding capital stock of 910 Broadcasting Corp.

     On November 2, 2000 we entered into an asset purchase agreement with International Church of the Four Square Gospel to purchase radio station KFSG-FM in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made an initial deposit of $5.0 million toward the purchase price. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. The agreement may be terminated by us or by the seller if the closing does not occur by December 31, 2001.

     We have no other written understandings, letters of intent or contracts to acquire radio stations or other companies. We expect to fund the acquisition of radio station KFSG-FM by increasing our senior credit facility, accessing the high yield capital market and undertaking certain potential dispositions. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms.

YEAR 2000 ISSUE

     To date, no material interruptions to our operations have occurred as a result of the year 2000 issue. The greatest threat to our ability to continue broadcasting due to year 2000 issues comes from the utilities which we depend on. To date, we are not aware of any external utility vendor with a year 2000 issue that has materially impacted our results of operations, liquidity, or capital resources. While we believe our efforts provide reasonable assurance that material disruptions will not occur due to internal or vendor failure, the possibility of interruption still exists.

     In 1999 we performed various analysis of potential problems related to the year 2000 issue. Internally, we bear some risks in the following areas: computer hardware and software for our accounting and administrative functions, computer-controlled programming of music and the transmission of our signals. Externally, we are at risk, like most companies, of losing power and phone lines. As of December 20, 2000 we spent $0.1 million to upgrade/replace non-compliant systems and equipment.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is expected to be effective for our fiscal year ending September 30, 2001. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on our consolidated financial statements.

     In November 1999, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 99-17, "Accounting for Advertising Barter Transactions", which provides guidance on barter transactions that involve nonmonetary exchanges of advertising. EITF 99-17 requires an entity to account for barter advertising revenues and expenses at the determinable fair value of the advertising surrendered or received in the exchange, or at book value if the fair value can not be determined within reasonable limits. The adoption of EITF 99-17 did not have a significant impact on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second
Amendment: Revenue Recognition in Financial Statements" which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. At this time, management is still assessing the impact of SAB 101 on our financial position and results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No. 125)". SFAS No. 140 provides guidance on accounting for
(1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions;
(4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. While most of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001, companies with calendar fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. Management does not believe that the adoption of SFAS No. 140 will have a significant impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that inflation has not had a material impact on the results of operations for each of our fiscal years in the three-year period ended September 24, 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

     We are not subject to currency fluctuations since we do not have any international operations other than Puerto Rico where the currency is the U.S. dollar. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of December 20, 2000. Our financial instruments outstanding at September 24, 2000 with market risk are our 9 5/8% Senior Subordinated Notes due 2009 and our 12 1/2% Senior Notes due 2002 of which only an aggregate principal amount of $100,000 remains outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is included in Item 14, under "Financial Statements" and "Financial Statement Schedule" appearing at the end of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements between us and our accountants on accounting or financial disclosure during our two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the directors, executive officers and certain key employees of SBS as of September 24, 2000. Each of our directors and officers serves until his successor is elected and qualifies.

NAME                                   AGE                      POSITION WITH SBS
----                                   ---                      -----------------
Pablo Raul Alarcon, Sr. .............   74    Chairman Emeritus and Director
Raul Alarcon, Jr. ...................   44    Chairman of the Board of Directors, Chief Executive
                                              Officer and President
Jose Grimalt.........................   72    Secretary Emeritus and Director
Joseph A. Garcia.....................   55    Chief Financial Officer, Executive Vice President and
                                              Secretary
Luis Diaz-Albertini..................   49    Vice President/Group Sales
Jesus Salas..........................   25    Vice President of Programming
Roman Martinez IV....................   52    Director
Jason L. Shrinsky....................   63    Director
William Tanner.......................   56    Executive Vice President of Programming
Juan Garcia..........................   33    Vice President of Finance and Strategic Planning

     PABLO RAUL ALARCON, SR. was our Chairman of the Board of Directors from March 1983 until November 2, 1999, when he became Chairman Emeritus. Mr. Alarcon, Sr. continues to be a member of our board of directors. Mr. Alarcon, Sr. has been involved in Spanish-language radio broadcasting for much of his life. He started his broadcasting career in Cuba in the early 1950's when he established a radio station chain in Camaguey, Cuba. Upon his arrival in the United States, Mr. Alarcon, Sr. continued his career in radio broadcasting and was an on-air personality for a New York radio station before being promoted to programming director. Mr. Pablo Raul Alarcon, Sr. subsequently owned and operated a recording studio and an advertising agency. In 1983, he purchased our first radio station. Mr. Alarcon, Sr. is Raul Alarcon, Jr.'s father.

     RAUL ALARCON, JR. has been Chief Executive Officer, President and a director since October 1985. On November 2, 1999, Mr. Alarcon, Jr. became Chairman of the Board of Directors and continues as our Chief Executive Officer and President. Mr. Alarcon, Jr. joined SBS as a sales manager in 1983. Mr. Alarcon, Jr. is responsible for our long-range strategic planning and was instrumental in the acquisition and financing of each of our radio stations as well as our initial public offering. Mr. Alarcon, Jr. is the son of Mr. Alarcon, Sr. and the son-in-law of Mr. Grimalt.

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

     JOSEPH A. GARCIA has been Chief Financial Officer since 1984, Executive Vice President since 1996 and Secretary since November 2, 1999. Before joining SBS in 1984, Mr. Garcia spent thirteen years in financial positions with Philip Morris and Revlon, where he was Manager of Financial Planning for Revlon -- Latin America.

     JESUS SALAS has been the Vice President of Programming since April 1998. He joined SBS in March 1997 as the Programming Director for our Miami stations. Prior to joining us he worked for New Age Broadcasting, Inc., where he began his career in November 1993 as a disc jockey and was eventually promoted to programming director.

     LUIS DIAZ-ALBERTINI has been the Vice President/Group Sales since September 1998. He began his employment with SBS as the General Manager of WLEY-FM in Chicago in March 1997. Prior to joining us, Mr. Diaz-Albertini's experience included being VP/General Manager of the four stations located in Miami for Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation). Mr. Diaz-Albertini has worked in the broadcasting industry for 27 years.

     ROMAN MARTINEZ IV became one of our directors on November 2, 1999. Mr. Martinez is a Managing Director for the investment banking firm of Lehman Brothers Inc. where he has held his title since 1978. Mr. Martinez has been an investment banker advising corporations on financings, mergers and acquisitions and related financial matters since 1971. Mr. Martinez sits on the Board of Governors of New York Presbyterian Healthcare System, Inc. and on the Board of Directors of the International Rescue Committee. Lehman Brothers Inc. acts and has acted as financial advisor to us in connection with our financings and one of our acquisitions in fiscal year 2000. An affiliate of Lehman Brothers Inc., Lehman Commercial Paper Inc., acted as administrative agent in connection with the senior credit facilities. See "Item 13. Certain Relationships and Related Transactions."

     JASON L. SHRINSKY became one of our directors on November 2, 1999. Mr. Shrinsky is a partner of the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP, where he has been a partner since 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye, Scholer, Fierman, Hays & Handler, LLP has served as our counsel for more than 16 years. The fees paid by us to Kaye, Scholer, Fierman, Hays & Handler, LLP do not exceed five percent of such law firm's consolidated gross revenues for its last full fiscal year. See "Item 13. Certain Relationships and Related Transactions."

     JUAN GARCIA served as Vice President of Finance and Strategic Planning from February 1, 2000 to November 24, 2000. Prior to joining us, Mr. Garcia worked as an investment banker at Lehman Brothers, Inc. where he began as an associate in September 1995 and became Vice President in 1999.

     WILLIAM TANNER has served as our Executive Vice President of Programming since September 1, 2000. Prior to joining us Mr. Tanner was the Vice President of Programming at Hispanic Broadcasting Corp. for six years.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors maintains an Audit Committee whose members are Roman Martinez IV and Jason L. Shrinsky.

     Our board of directors also maintains a Compensation Committee, whose members consist of Mr. Alarcon, Jr., Roman Martinez IV and Jason L. Shrinsky. Mr. Alarcon, Jr. is our Chairman of the Board, Chief Executive Officer and President. The Compensation Committee did not meet during fiscal year 2000. The Compensation Committee met on November 13, 2000 to review compensation items for fiscal years 2000 and 2001. See "Certain Relationships and Related Transactions."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish SBS with copies of all section 16(a) forms they file.

     Based solely on its review of the copies of such forms received or written representations from the Reporting Persons, we believe that with respect to the fiscal year ended September 24, 2000, all the Reporting Persons complied with all applicable filing requirements, except that: 1) on November 4, 1999 Luis Diaz-Albertini filed a Form 3 due on October 27, 1999 to report his holding of options to purchase shares of the Company's common stock, and 2) on January 10, 2000, Mr. Albertini filed a Form 4 due on November 10, 1999 to report his purchase of shares of our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries, in all capacities during the fiscal years 2000, 1999 and 1998, by our Chief Executive Officer and President and our next four highest paid executive officers at September 24, 2000, whose annual salary and bonus exceeded $100,000. On November 2, 1999, Messrs. Alarcon, Sr. and Grimalt retired as salaried executives of SBS but remain as members of our board of directors.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                COMPENSATION
                                                                                                   AWARDS
                                                                                               ---------------
                                                                                                 SECURITIES
                                                                                OTHER ANNUAL     UNDERLYING
NAME                    PRINCIPAL POSITION    YEAR     SALARY        BONUS      COMPENSATION   OPTIONS/SARS(#)
----                    -------------------   ----   ----------    ----------   ------------   ---------------
Raul Alarcon, Jr......  Chief Executive       2000   $1,000,000(2) $1,000,000     $201,829(1)      100,000
                        Officer, President    1999    1,985,768(2)  1,265,857      202,452(1)
                        and Chairman of the   1998    1,633,743(2)    215,000       63,624(1)
                        Board of Directors
Joseph A. Garcia......  Executive Vice        2000      300,000       150,000             (3)      250,000
                        President, Chief      1999      296,298       385,000             (3)
                        Financial Officer     1998      266,346        27,500             (3)
                        and Secretary
Luis Diaz-Albertini...  Vice President/       2000      225,000        80,000             (8)       50,000
                        Group Sales           1999      225,053       210,000             (3)
                                              1998      200,000        25,000             (3)
William Tanner(4).....  Executive Vice        2000       30,000            --             (3)      218,552
                        President of          1999           --            --             (3)
                        Programming           1998           --            --             (3)
Juan A. Garcia(5).....  Vice President of     2000      136,500        70,000             (3)      100,000
                        Finance and           1999           --            --           --
                        Strategic Planning    1998           --            --           --

                                                                                                  LONG TERM
                                                                                                COMPENSATION
                                                                                                   AWARDS
                                                                                               ---------------
                                                                                                 SECURITIES
                                                                                OTHER ANNUAL     UNDERLYING
NAME                    PRINCIPAL POSITION    YEAR     SALARY        BONUS      COMPENSATION   OPTIONS/SARS(#)
----                    -------------------   ----   ----------    ----------   ------------   ---------------
Pablo Raul Alarcon,
  Sr. ................  Director (formerly    2000      124,923            --           --(3)           --
                        Chairman of the       1999      481,846(6)    362,368       59,291(7)
                        Board Of Directors)   1998      492,577        25,000       50,745(7)
Jose Grimalt..........  Director (formerly    2000       67,308            --             (3)           --
                        Secretary)            1999      250,000(6)     25,368             (3)
                                              1998      250,000        25,000             (3)

---------------
(1) Excludes amounts paid by us in connection with our lease of an apartment in Manhattan owned by Mr. Alarcon, Jr. which is used primarily by Mr. Alarcon, Jr. while on SBS business in New York. Mr. Alarcon, Jr. received personal benefits in addition to his salary and bonus, including use of automobiles. We paid an aggregate of $85,329, $96,512 and $62,691 in each of 2000, 1999 and 1998, respectively, for automobiles used, including driver's salary, by Mr. Alarcon, Jr. In fiscal year 2000 Mr. Alarcon, Jr. received personal benefits estimated at $201,829, including the use of automobiles and drivers and an apartment in Key Biscayne, Florida. The lease for his apartment in Key Biscayne has been terminated as a consequence of Mr. Alarcon, Jr.'s relocation into his newly constructed home on December 20, 2000.

(2) Excludes the payment of a dividend to our stockholders, of which Mr. Alarcon, Jr. received $3.1 million. Excludes reimbursement of Mr. Alarcon, Jr.'s relocation expenses incurred in connection with the relocation of our headquarters. See "Certain Relationships and Related Transactions."

(3) Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(4) William Tanner began his employment with SBS on September 1, 2000.

(5) Juan A. Garcia served as our Vice President of Finance and Strategic Planning from February 1, 2000 to November 24, 2000.

(6) Messrs. Alarcon, Sr. and Grimalt received compensation as officers of SBS through December 31, 1999. However, they continue to be entitled to reimbursement of their out-of-pocket expenses as members of the board of directors and are provided, at our expense, with the use of automobiles and, in the case of Mr. Alarcon, Sr., a driver. We purchased annuities for the retirement of Messrs. Alarcon, Sr. and Grimalt which became effective on January 2, 2000. See "Employment Agreements and Arrangements."

(7) In addition to his salary and bonus, Mr. Alarcon, Sr. received personal benefits including the use of automobiles. We paid an aggregate of $56,955, $57,451 and $49,812 in each of 2000, 1999 and 1998, respectively, for automobiles used by Mr. Alarcon, Sr., including driver's salary.

(8) Excludes a $50,000 loan made by SBS to Mr. Albertini for which Mr. Albertini signed a promissory note payable in two years, but which is subject to forgiveness if Mr. Albertini meets certain sales targets.

STOCK OPTIONS

     The following table sets forth information concerning the grant of stock options to each of the named executive officers in fiscal year 2000:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE
                            ----------------------------------------------------------------   VALUE AT ASSUMED ANNUAL
                              NUMBER OF     PERCENT OF TOTAL                                    RATES OF STOCK PRICE
                             SECURITIES       OPTIONS/SARS                                        APPRECIATION FOR
                             UNDERLYING        GRANTED TO      EXERCISE OR                           OPTION TERM
                            OPTIONS/SARS      EMPLOYEES IN     BASE PRICE                      -----------------------
NAME                        GRANTED(#)(1)   FISCAL YEAR 2000     ($/SH)      EXPIRATION DATE     5%($)        10%($)
----                        -------------   ----------------   -----------   ---------------   ----------   ----------
Raul Alarcon, Jr..........     100,000(2)                       $  20.00                       $1,257,789   $3,187,485
Joseph A. Garcia..........     250,000                          $  20.00        10/27/09        3,144,473    7,968,712
Luis Diaz-Albertini.......      50,000                          $  20.00        10/27/09          628,895    1,593,742
William Tanner............     218,552(2)                       $  10.00        09/01/10        1,374,462    3,483,156
Juan A. Garcia(3).........     100,000(2)                       $20.8125        02/16/10        1,308,887    3,316,976
Pablo Raul Alarcon,
  Sr. ....................          --            --                  --              --               --           --
Jose Grimalt..............          --            --                  --              --               --           --

---------------
(1) Each option was granted under our 1999 Stock Option Plan and, other than noted in footnote (2), vests 20% immediately, and 20% on the anniversary date of the grant for the following four consecutive years. The options that are not otherwise exercisable prior to a change in control of the Company shall become exercisable on the date of a change in control of the Company and shall remain exercisable for the remainder of the term of the option, as discussed in the Company's 1999 Stock Option Plan.

(2) Raul Alarcon, Jr.'s options vested immediately and were exercisable upon consummation of the Company's IPO on November 2, 1999. Of Mr. Juan A. Garcia's options, 10,000 vested on February 16, 2000, and became immediately exercisable and the remainder terminated upon the termination of his employment with the Company on November 24, 2000. One-third of William Tanner's options vested and are exercisable as of August 31, 2000, one-third will vest and become exercisable on August 30, 2001 and one-third will vest and become exercisable on August 30, 2002. Mr. Tanner's employment agreement does not specify the term of exercisability of these options, and these options have not been granted under the 1999 Stock Option Plan, but we have assumed an exercisability term of ten years based on the maximum permitted term under our 1999 Stock Option Plan.

(3) Juan A. Garcia served as our Vice President of Finance and Strategic Planning from February 1, 2000 to November 24, 2000.

DIRECTOR COMPENSATION

     Directors who are officers or former officers do not receive any additional compensation for serving on our board of directors. All directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. All of our non-employee directors are eligible to receive options under our stock plans as described below. In connection with their election to the board of directors on November 2, 1999, we granted each of Messrs. Roman Martinez IV and Jason L. Shrinsky options for 50,000 shares of Class A Common Stock exercisable at the public offering price, of which, options for 10,000 shares vested immediately with the rest vesting ratably over a period of four years. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP. See "Stock Plans -- Non-Employee Director Stock Option Plan."

     Arnold Sheiffer, who served as a director from 1996 until August 1999, received a cash payment of $250,000, which was accrued in fiscal year 1999, and has been granted options to purchase 250,000 shares of Class A Common Stock exercisable at $20.00 per share, which vested on November 2, 1999, for his past services as a director.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

  Raul Alarcon, Jr.

     We have an employment agreement with Raul Alarcon, Jr. pursuant to which Mr. Alarcon, Jr. serves as our Chairman of the Board of Directors, Chief Executive Officer and President. The agreement became effective on November 2, 1999, expires on December 31, 2004 and renews for successive one-year periods after December 31, 2004, unless notice of termination is delivered by either party 90 days prior to the termination date. The agreement provides for a base salary of not less than $1.0 million for each year of the employment term, which may be increased by the board of directors. Under the terms of the agreement, Mr. Alarcon, Jr. will be paid an annual cash performance bonus determined by the board of directors based on annual same station broadcast cash flow growth. Mr. Alarcon, Jr. will receive options to purchase 100,000 shares of Class A Common Stock each year of employment. The initial grant of options to purchase 100,000 shares was made on October 27, 1999 and vested on November 2, 1999 at an exercise price equal to $20.00 per share. The additional grants thereafter vest on each anniversary of the effective date of the agreement at an exercise price equal to the then fair market value of our Class A Common Stock. Mr. Alarcon, Jr. is also entitled to participate in our employee benefit plans and to receive other non-salary benefits, such as health insurance, life insurance, reimbursement for business related expenses and reimbursement for personal tax and accounting expenses. The agreement provides that Mr. Alarcon, Jr.'s employment may be terminated at the election of the board of directors upon his disability or for cause (as defined in the agreement). Pursuant to the agreement, Mr. Alarcon, Jr. is entitled to the use of one automobile and driver at our expense.

  Joseph A. Garcia

     During fiscal year 2000, we had an employment agreement with Joseph A. Garcia pursuant to which Mr. Garcia served as our Chief Financial Officer, Executive Vice President and Secretary. This employment agreement became effective on November 2, 1999, was to terminate on September 30, 2002 and was to automatically renew for successive one-year periods after September 30, 2002, unless notice of termination was delivered by either party within 90 days prior to the termination date or any succeeding September 30. Mr. Garcia received an annual base salary of $300,000 which could be increased by the board of directors. In addition, Mr. Garcia was entitled to receive (a) an annual cash bonus to be determined by the board of directors, based on performance, and (b) options to purchase 250,000 shares of Class A Common Stock for past performance. The options were granted on October 27, 1999, with options to purchase 50,000 shares vesting on November 2, 1999 at an exercise price equal to $20.00 per share and options to purchase 200,000 shares to vest ratably over a four-year period. Mr. Garcia was also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses.

     On December 7, 2000, we entered into a new employment agreement with Mr. Garcia pursuant to which he continues to serve as our Chief Financial Officer, Executive Vice President and Secretary. This new employment agreement became effective as of December 7, 2000 and has similar terms to his employment agreement signed in fiscal year 2000 including a discretionary bonus, except that the new employment agreement has a term expiring December 7, 2005 (with a similar automatic renewal as the November 2, 1999 employment agreement) and provides for an annual base salary of $400,000. Under his new agreement he is entitled to receive options to purchase 100,000 shares of common stock at an exercise price equal to the closing price on Nasdaq on December 7, 2000. Options to purchase 20,000 shares vested on December 7, 2000 and the remaining options will vest ratably over the next four years.

  Luis Diaz-Albertini

     We have an employment agreement with Luis Diaz-Albertini pursuant to which Mr. Albertini serves as our Vice President/Group Sales. The employment agreement became effective on November 2, 1999, terminates on November 2, 2002 and automatically renews for successive one-year periods after November 2, 2002, unless notice of termination is delivered by either party within 90 days prior to the termination date or any succeeding November 2. Mr. Albertini receives an annual salary of $225,000 which may be increased by the board of directors. In addition, Mr. Albertini is entitled to receive (a) an annual cash bonus to be determined by the board of directors, based on performance, and (b) options to purchase 50,000 shares of Class A Common Stock for past performance. The options were granted on October 27, 1999, with options to purchase 10,000 shares vesting on November 2, 1999 at an exercise price equal to $20.00 per share and options to purchase 40,000 shares to vest ratably over a four-year period. Mr. Albertini is also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses.

  William Tanner

     We have an employment agreement with William Tanner pursuant to which Mr. Tanner serves as our Executive Vice President of Programming. This employment agreement became effective on August 31, 2000, terminates on August 31, 2005 and can be extended by mutual agreement of SBS and Mr. Tanner. Mr. Tanner receives an annual base salary of $475,000 plus an annual 10% increase over the prior year's base salary and quarterly bonuses based on certain radio stations' Arbitron(R) rankings. Mr. Tanner is also entitled to receive options, which have not yet been granted, to purchase 75,000 shares of common stock at an exercise price equal to the market price on the business day immediately preceding the grant, with options to purchase 15,000 shares to be granted and to vest on August 31, 2001 and on each of the next four anniversaries of August 31, 2001. In addition, Mr. Tanner's employment agreement grants him options to purchase 218,552 shares of common stock at an exercise price equal to the closing stock market price on September 1, 2000, vesting one-third on August 31, 2000, one-third on August 30, 2001 and one-third on August 30, 2002. Mr. Tanner is entitled to receive standard employee benefits provided to other similarly situated SBS executives as well as business class travel, payment of power and telephone bills for the Los Angeles residence, an automobile allowance of $2,000 per month, and the professional support of a shared administrative assistant.

  Juan A. Garcia

     We had an employment agreement with Juan Garcia during fiscal year 2000 pursuant to which Mr. Garcia served as our Vice President of Finance and Strategic Planning. This employment agreement became effective on February 16, 2000, was to terminate on February 16, 2003 and automatically renew for successive one-year periods after February 16, 2003, unless notice of termination was delivered by either party within 90 days prior to the termination date or any succeeding February 16. Mr. Garcia received an annual base salary of $210,000 which could be increased by the board of directors. In addition, Mr. Garcia was entitled to receive (a) an annual cash bonus based on SBS meeting projected consolidated broadcast cash flow for each fiscal year, and
(b) options to purchase 100,000 shares of Class A Common Stock with an exercise price of $20.8125 per share. The options were granted on February 16, 2000 with options to purchase 10,000 shares vesting on February 16, 2000, options to purchase 10,000 shares to vest on February 16, 2001 and options to purchase 20,000 shares to vest on each of the next four anniversaries of February 16, 2001. Mr. Garcia was also entitled to receive standard employee benefits provided to all of our executives. Mr. Garcia's employment terminated on November 24, 2000.

ANNUITY

     Upon the completion of our initial public offering, we purchased an annuity from The Canada Life Assurance Company as a retirement vehicle for the benefit of Messrs. Alarcon, Sr. and Grimalt for $10.2 million. Messrs. Alarcon, Sr. and Grimalt will receive annual payments of approximately $700,000 and $300,000, respectively, for the rest of their lives. Mr. Alarcon's wife and Mr. Grimalt's wife are joint annuitants with their husbands. Should Mrs. Alarcon, Sr. or Mrs. Grimalt survive their husbands, they would receive annual payments of $350,000 and $150,000.

STOCK PLANS

  1999 Stock Option Plan

     We have adopted an option plan to incentivize our present and future executive, managerial and other employees through equity ownership. The option plan provides for the granting of stock options to individuals selected by the compensation committee of the board of directors (or by the board if such committee is not appointed). An aggregate of 3,000,000 shares of Class A Common Stock have been reserved for issuance under this option plan. The option plan allows us to tailor incentive compensation for the retention of personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. As of September 24, 2000, options to purchase 1,593,552 shares of Class A Common Stock have been granted under this plan at exercise prices ranging from $10.00 to $24.63 per share.

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

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     We have also adopted a separate option plan for our non-employee directors. The terms of the plan provide that the board of directors has the discretion to grant stock options to any non-employee director. An aggregate of 300,000 shares of Class A Common Stock have been reserved for issuance under this option plan. The plan is administered by the board of directors. In connection with their election as directors, on November 2, 1999, we granted each of Messrs. Shrinsky and Martinez an option under this plan to purchase 50,000 shares of Class A Common Stock exercisable at $20.00 per share. Of these options to purchase 50,000 shares, options to purchase 10,000 shares vested immediately and options to purchase 10,000 shares vested on November 2, 2000. Options to purchase 10,000 shares vest each year over the next three years on the anniversary of the grant so long as Messrs. Shrinsky and Martinez remain directors. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP. Any non-exercisable options shall immediately vest and become exercisable upon a change in control of SBS. If a non-employee director's service as a director is terminated for any reason, all options held by the non-employee director which have not then vested shall terminate automatically.

401(k) PLAN

     We offer a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering our employees. Pursuant to the 401(k) Plan, an employee may elect to reduce his annual salary by 1%-15%, not to exceed the statutorily prescribed annual limit which is $10,500 for 2000, and have the amount of such reduction contributed to the 401(k) Plan. We may, at our option and in our sole discretion, make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants. The 401(k) Plan is intended to qualify under
Section 401(a) of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until distributed to them and contributions by us will be deductible by us when, and if, made. The trustees under the 401(k) Plan, at the direction of each participant, invest such participant's assets in the 401(k) Plan in selected investment options.

LIMITATIONS ON DIRECTORS' AND OFFICERS' LIABILITY

     Our third amended and restated certificate of incorporation has a provision which limits the liability of directors to us to the maximum extent permitted by Delaware law. The third amended and restated certificate of incorporation specifies that our directors will not be personally liable for monetary damages for breach of fiduciary duty as a director. This limitation does not apply to actions by a director or officer that do not meet the standards of conduct which make it permissible under the Delaware General Corporation Law for SBS to indemnify directors or officers.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our board of directors maintains a Compensation Committee, whose members consist of Mr. Alarcon, Jr., Roman Martinez IV and Jason L. Shrinsky. Mr. Alarcon, Jr. is our Chairman of the Board, Chief Executive Officer and President. Roman Martinez IV and Jason L. Shrinsky are directors. The Compensation Committee did not meet in fiscal year 2000. The Compensation Committee met on November 13, 2000 to review compensation items for fiscal years 2000 and 2001. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of our Class A Common Stock and our Class B Common Stock as of December 20, 2000, by:

     - each person known by us to beneficially own more than 5% of any class of common stock; and

     - each director and each named executive officer.

Unless indicated below, each stockholder listed had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable.

                                                CLASS A SHARES            CLASS B SHARES
                                           ------------------------   -----------------------   PERCENT OF   PERCENT OF
                                                         PERCENT OF                PERCENT OF     TOTAL        TOTAL
                                           NUMBER OF      CLASS A     NUMBER OF     CLASS B      ECONOMIC      VOTING
NAME AND ADDRESS(1)(2)                       SHARES        SHARES       SHARES       SHARES      INTEREST      POWER
----------------------                     ----------    ----------   ----------   ----------   ----------   ----------
Pablo Raul Alarcon, Sr...................          --          0%     1,070,000(16)    3.85%       1.65%         3.4%
Raul Alarcon, Jr.........................     200,000(3)       *      26,156,750      94.1%        40.5%        83.1%
Jose Grimalt.............................          --          0%        501,650       1.8%           *         1.59%
Joseph A. Garcia.........................     130,000(3)       *              --         *            *            *
Juan A. Garcia...........................      18,000(3)(4)       *           --         0%           *            *
William Tanner...........................     219,442          *              --         0%           *            *
Luis Diaz-Albertini......................      35,470(3)       *              --         0%           *            *
Roman Martinez IV........................      20,000(3)       *              --         0%           *            *
Jason L. Shrinsky........................      20,000(3)(5)       *           --         0%           *            *
All executive officers and directors as
  a group................................     642,912(3)     1.7%     27,728,400     99.75%        43.5%        88.2%
The Marcos and Sonya Rodriguez Family
  Trust(7)...............................   2,958,844        8.0%             --         0%        4.57%         1.0%
Massachusetts Financial Services
  Company(9)(14).........................   2,038,370(14)    5.53%            --         0%        3.15%           *
Janus Capital Corporation*(10)...........   1,478,600        4.0%             --         0%        2.28%           *
Putnam Investments, Inc.*(11)(13)........   3,695,000       11.4%             --         0%        5.91%        1.17%
TCW Group Inc. (12)(15)..................   2,496,800        6.8%             --         0%        3.86%           *
James L. Anderson(8).....................   3,445,586(6)     9.3%             --         0%        5.32%         1.1%

---------------
 *  Indicates less than 1%.

(1) The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 2601 South Bayshore Drive, Coconut Grove, Florida 33133.

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

 (3) Includes Class A Common Stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report and does not include shares issuable upon exercise of options that have not yet vested.

 (4) Includes 4,500 shares owned indirectly through Fraga Incorporated Profit Sharing Plan (Mr. Garcia shares voting and investment power relating to such shares with his brother) and 750 shares owned indirectly through Mr. Juan Garcia's spouse (Mr. Garcia shares voting and investment power relating to such shares with his spouse).

 (5) Mr. Shrinsky holds his options for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP.

 (6) James L. Anderson has sole voting power with respect to 2,961,494 shares, shared voting power with respect to 484,092 shares and sole dispositive power with respect to 2,961,494 shares.

     The Marcos and Sonya Rodriguez Family Trust has the right to receive dividends relating to and the proceeds from the sale of 2,958,844 shares of the Company's Class A Common Stock for which Mr. Anderson has sole voting and dispositive power resulting from his serving as Trustee of such trust.

     A company of which Mr. Anderson is president has the right to receive dividends relating to and the proceeds from the sale of 484,092 shares of the Company's Class A Common Stock for which Mr. Anderson has shared voting power.

 (7) The address of The Marcos and Sonya Rodriguez Family Trust is 8828 North Stemmons Freeway, Suite 106, Dallas, Texas 75247.

 (8) The address of James L. Anderson is 8828 North Stemmons Freeway, Suite 106, Dallas, Texas 75247.

 (9) The address of the Massachusetts Financial Services Company is 500 Boylston Street, Boston, MA 02116.

(10) The address of the Janus Capital Corporation is 100 Fillmore Street, Denver, CO 80206-4923.

(11) The address of Putnam Investments, Inc. is One Post Office Square, Boston, MA 02109.

(12) The address of the TCW Group Inc. is 865 South Figueroa Street, Los Angeles, CA 90017.

(13) Putnam Investments, Inc. ("Putnam") is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. Putnam wholly owns two registered investment advisers: Putnam Investment Management, Inc., which is the investment adviser to the Putnam family of mutual funds and The Putnam Advisory Company, Inc., ("PAC"), which is the investment adviser to Putnam's institutional clients. Both subsidiaries have dispository power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and The Putnam Advisory Company, Inc. has shared voting power over the shares held by the institutional clients.

     Putnam and PAC have shared voting power with respect to 192,273 shares.

(14) The Massachusetts Financial Services Company has sole voting power with respect to 1,946,545 shares.

(15) We obtained this information from Form 13F Filed November 1, 2000.

(16) Mr. Pablo Raul Alarcon, Sr.'s shares are held in a Flint Trust with Mr. Alarcan, Sr. as sole beneficiary.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon the completion of our initial public offering, we purchased an annuity for $10.2 million from The Canada Life Assurance Company as a retirement vehicle for the benefit of Mr. Alarcon, Sr., our Chairman Emeritus and a member of our board of directors, and Mr. Grimalt, our Secretary Emeritus and a member of our board of directors. Messrs. Alarcon, Sr. and Grimalt will receive annual payments of approximately $700,000 and $300,000, respectively.

     On February 2, 2000, SBS completed the sale of WVMQ-FM in Key West, Florida and WZMQ-FM in Key Largo, Florida to South Broadcasting System, Inc., a company owned by Mr. Pablo Raul Alarcon, Sr., our Chairman Emeritus and a member of our board of directors, for total cash consideration of $0.7 million.

     We lease a two-bedroom furnished condominium apartment in midtown Manhattan from Mr. Alarcon, Jr., our Chief Executive Officer, President and Chairman of the Board of Directors, for a monthly rent of $9,000. The lease commenced in August 1987 and will expire in August 2007. During fiscal years 1999 and 1998, we renovated the apartment and incurred approximately $0.2 million in renovation expenses. We made no renovations in fiscal year 2000. Generally, the apartment is used by Mr. Alarcon, Jr. while on SBS business in New York. We believe that the lease for this apartment is at the market rate.

     For the year ended September 26, 1999, SBS paid operating expenses aggregating $0.1 million for a boat owned by CMQ Radio, an entity owned equally by Messrs. Alarcon, Sr. and Alarcon, Jr. The boat was used by SBS for business entertainment. For the year ended September 26, 1999, the amount paid by SBS for our use of the boat owned by CMQ Radio was comparable to amounts we would have paid had we leased the boat from an unaffiliated party. In November 1999, we discontinued our arrangement with respect to this boat. We have not made any further payments to CMQ Radio, Inc.

     Effective July 1993, Messrs. Alarcon, Sr. and Alarcon, Jr. executed promissory notes to SBS for the principal amounts of $0.5 million and $1.6 million, respectively. These promissory notes evidenced loans made by SBS to Messrs. Alarcon, Sr. and Alarcon, Jr. over several prior years. The notes were to mature in 2001 and bore interest at the rate of 6% percent per annum until July 19, 1994 and after that at the lesser of 9% percent per annum or the prime rate charged by the Chase Manhattan Bank, N.A. Interest on the unpaid principal amount of the notes was payable annually. In December 1995, SBS exchanged these promissory notes for amended and restated notes in the principal amounts of $0.6 million and $1.9 million due from Messrs. Alarcon, Sr. and Alarcon, Jr., respectively. The amended and restated notes bore interest at the rate of 6.36% per annum, and mature on December 30, 2025, and the interest was payable in 30 equal annual installments of $43,570 and $143,158, respectively, on December 30th of each year starting December 30, 1996. As of September 26, 1999, $0.6 million and $1.9 million, plus accrued and unpaid interest of $0.1 million and $0.4 million to date, was outstanding, respectively, on these promissory notes. Upon completion of our initial public offering, Messrs. Alarcon, Sr. and Alarcon, Jr. paid all remaining amounts outstanding under these notes using their portion of the proceeds they received as selling stockholders in our initial public offering.

     In 1992, Messrs. Alarcon, Sr. and Alarcon, Jr. acquired a building in Coral Gables, Florida, for the purpose of housing the studios of WCMQ-AM and WCMQ-FM. In June 1992, Spanish Broadcasting System of Florida, Inc., a subsidiary of SBS, entered into a 20-year net lease with Messrs. Alarcon, Sr. and Alarcon, Jr. for the Coral Gables building which provides for a base monthly rent of $9,000. Effective June 1, 1998, the lease on this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcon, Sr. and Alarcon, Jr. This building currently houses the offices and studios of all of our Miami stations. The lease on the stations' previous studios expired in October 1993, was for less than half the space of the stations' present studios and had a monthly rental of approximately $7,500. Based upon our prior lease for studio space, we believe that the lease for the current studio is at market rates.

     In 1992, Mr. Alarcon, Jr. and other investors organized Nuestra Telefonica, Inc., a New York corporation, to operate long distance telephone service in Spanish aimed at the Hispanic population in the markets served by our radio stations. In February 1993, Nuestra Telefonica entered into an access agreement with a common carrier and commenced operations. Nuestra Telefonica advertised its Spanish-language long distance telephone service on our radio stations in Los Angeles and New York and purchased this air time at standard station rates. Since early 1994, Nuestra Telefonica has not utilized any air time on our radio stations. As of September 26, 1999 Nuestra Telefonica owed SBS $0.4 million related to unpaid air time and $0.3 million related to certain expenses paid by SBS on Nuestra Telefonica's behalf. The amounts due were recorded on our books as a receivable and due from related party asset, respectively. Mr. Alarcon, Jr. personally guaranteed the payment of $0.5 million of Nuestra Telefonica's obligations to SBS. Mr. Alarcon, Jr. is Nuestra Telefonica's Chairman and majority shareholder. Joseph A. Garcia, our Executive Vice President and Chief Financial Officer and Secretary, is Nuestra Telefonica's President and a minority shareholder. Nuestra Telefonica is no longer an operating entity and, therefore, upon the completion of our initial public offering on November 2, 1999, we forgave the loans and canceled the guarantees described above. The unreserved portion of these receivables was written-off by SBS at September 26, 1999 and is included in our financial statements under the line item "Other income (expense), net".

     Mr. Grimalt's son is employed by SBS as an operations manager. He was paid $129,419 and a bonus of $5,000 for the fiscal year ended September 24, 2000. As part of his compensation we also paid the leasing costs for an automobile in the amount of $8,028. Mr. Alarcon, Jr.'s uncle is currently employed by us as an operations manager and his salary is $76,500.

     Roman Martinez IV, one of our directors, is a Managing Director for Lehman Brothers Inc. which acts and acted as financial advisor to us in connection with our financings and one of our acquisitions in fiscal year 2000. Jason L. Shrinsky, one of our directors, is a partner of Kaye, Scholer, Fierman, Hays & Handler, LLP, which firm has regularly represented us as our legal counsel and will continue to do so. See "Item 10. Directors and Executive Officers of the Registrant -- Committees of the Board of Directors." and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     On November 30, 2000, we loaned Luiz Diaz-Albertini, our Vice President/Group Sales, $50,000 for which he signed a promissory note payable in two years, but which is subject to forgiveness if Mr. Albertini meets certain sales targets.

     Our new corporate headquarters is located on the top floor of a 26-story office building owned by Irradio Limited Partnership, a Florida partnership, for which the general partner is Irradio Investment, Inc., a company wholly-owned by Mr. Alarcon, Jr. As of December 1, 2000, we are leasing our office space under a 10-year lease, with the right to renew for two consecutive five-year terms. We believe the monthly rent we pay for our new office space is below market value.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)1. Financial Statements

     The following financial statements have been filed as required by Item 8 of this report:

        Independent Auditors' Report

        Consolidated Balance Sheets as of September 26, 1999 and September 24, 2000

        Consolidated Statements of Operations for each of the fiscal years in the three-year period ended September 24, 2000

        Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for each of the fiscal years in the three-year period ended September 24, 2000

        Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended September 24, 2000

        Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

     The following financial statement schedule has been filed as required by
Item 8 of this report:

        Financial Statement Schedule -- Valuation and Qualifying Accounts

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of September 26, 1999 and
  September 24, 2000........................................  F-3
Consolidated Statements of Operations for each of the fiscal years in the three-year period ended September 24, 2000...  F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficiency) for each of the fiscal years in the
  three-year period ended September 24, 2000................  F-5
Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended September 24, 2000...  F-6
Notes to Consolidated Financial Statements..................  F-8
Financial Statement Schedule -- Valuation and Qualifying
  Accounts..................................................  F-31

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of September 26, 1999 and September 24, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 24, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Miami, Florida
December 8, 2000

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 26, 1999 AND SEPTEMBER 24, 2000

                                                              SEPTEMBER 26,    SEPTEMBER 24,
                                                                  1999             2000
                                                              -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 16,974,650       59,558,929
  Receivables:
    Trade...................................................    26,006,007       30,986,110
    Barter..................................................     2,260,217        2,360,184
                                                              ------------     ------------
                                                                28,266,224       33,346,294
Less allowance for doubtful accounts........................     6,365,959        8,082,275
                                                              ------------     ------------
      Net receivables.......................................    21,900,265       25,264,019
Other current assets........................................     2,194,387        3,862,182
                                                              ------------     ------------
        Total current assets................................    41,069,302       88,685,130
Property and equipment, net.................................    14,777,703       21,675,239
Intangible assets, net of accumulated amortization of
  $35,654,956 in 1999 and $46,280,239 in 2000...............   301,454,059      513,357,655
Deferred financing costs, net of accumulated amortization of
  $5,815,931 in 1999 and $910,897 in 2000...................     6,228,716       10,794,733
Deferred offering costs.....................................     1,965,551               --
Other assets................................................       185,190          178,066
                                                              ------------     ------------
                                                              $365,680,521      634,690,823
                                                              ============     ============
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
  Current portion of other long-term debt...................  $  1,800,572          171,262
  Accounts payable and accrued expenses.....................    11,831,145       13,984,267
  Accrued interest..........................................     3,941,088       11,032,889
  Deferred commitment fee...................................     2,348,931        2,158,850
  Dividends payable.........................................     1,323,018               --
                                                              ------------     ------------
        Total current liabilities...........................    21,244,754       27,347,268
12 1/2% Senior unsecured notes due 2002, net of unamortized
  discount of $1,630,076 in 1999 and $0 in 2000.............    92,262,924          100,000
11% Senior unsecured notes due 2004.........................    75,000,000               --
9 5/8% Senior subordinated notes due 2009...................            --      235,000,000
Senior credit facilities term loan due 2006.................            --       65,000,000
Other long-term debt, less current portion..................     3,422,341        4,392,302
Deferred income taxes.......................................    12,954,515       28,386,169
Redeemable Preferred Stock:
  14 1/4% Series A Senior Exchangeable Preferred Stock, $.01
    par value. Authorized 1,000,000 shares, issued and
    outstanding 245,815 shares (liquidation value
    $245,815,000) in 1999 and none outstanding in 2000......   235,918,055               --
Stockholders' (deficiency) equity:
  Class A common stock, $.0001 par value. Authorized
    100,000,000 shares; none issued and outstanding in 1999;
    32,399,760 shares issued and outstanding in 2000........            --            3,240
  Class B common stock, $.0001 par value. Authorized
    50,000,000 shares; issued and outstanding 39,448,550
    shares in 1999 and 27,816,900 shares in 2000............         3,945            2,782
  Additional paid-in capital................................     6,869,241      392,972,851
  Accumulated deficit.......................................   (79,535,846)    (118,513,789)
                                                              ------------     ------------
                                                               (72,662,660)     274,465,084
  Less loans receivable from stockholders...................    (2,459,408)              --
                                                              ------------     ------------
        Total stockholders' (deficiency) equity.............   (75,122,068)     274,465,084
                                                              ------------     ------------
Commitments and contingencies (notes 14, 15, 18 and 19)
                                                              $365,680,521      634,690,823
                                                              ============     ============

          See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FISCAL YEARS ENDED SEPTEMBER 27, 1998,
                   SEPTEMBER 26, 1999 AND SEPTEMBER 24, 2000

                                                                    FISCAL YEARS
                                                     -------------------------------------------
                                                         1998            1999           2000
                                                     ------------    ------------    -----------
Gross revenues.....................................  $ 86,766,158    111,233,463     141,468,330
Less agency commissions............................    10,623,062     13,882,877      18,799,915
                                                     ------------    -----------     -----------
       Net revenues................................    76,143,096     97,350,586     122,668,415
                                                     ------------    -----------     -----------
Operating expenses:
  Engineering......................................     1,924,744      2,222,605       2,509,325
  Programming......................................     8,462,258     10,120,338      14,982,656
  Selling..........................................    18,574,529     22,015,346      25,829,058
  General and administrative.......................    10,558,965     10,260,931      14,234,399
  Corporate expenses...............................     6,892,705     10,636,435      20,730,382
  Depreciation and amortization....................     8,876,876      9,905,574      13,125,734
                                                     ------------    -----------     -----------
                                                       55,290,077     65,161,229      91,411,554
                                                     ------------    -----------     -----------
     Operating income..............................    20,853,019     32,189,357      31,256,861
Other income (expense):
  Interest expense, net............................   (20,860,210)   (21,178,164)    (19,495,083)
  Other, net.......................................      (213,239)      (748,898)       (356,894)
  Gain on sale of stations.........................    36,241,947             --          54,963
                                                     ------------    -----------     -----------
     Income before income taxes and extraordinary
       item........................................    36,021,517     10,262,295      11,459,847
Income tax expense.................................    15,624,032      4,444,919       4,914,479
                                                     ------------    -----------     -----------
Income before extraordinary item...................    20,397,485      5,817,376       6,545,368
Extraordinary item -- loss on extinguishment of
  debt, net of income taxes of $1,075,149 in 1998
  and $11,433,945 in 2000..........................    (1,612,723)            --     (17,150,918)
                                                     ------------    -----------     -----------
       Net income (loss)...........................  $ 18,784,762      5,817,376     (10,605,550)
                                                     ============    ===========     ===========
Net loss applicable to common stockholders [note
  2(n)]............................................  $(11,484,845)   (28,931,410)    (38,977,943)
                                                     ============    ===========     ===========
Basic and diluted loss per common share:
  Net loss per common share before extraordinary
     item..........................................  $      (0.33)         (0.86)          (0.38)
  Net loss per common share for extraordinary
     item..........................................         (0.05)            --           (0.29)
                                                     ------------    -----------     -----------
  Net loss per common share........................  $      (0.38)         (0.86)          (0.67)
                                                     ============    ===========     ===========
  Weighted average common shares outstanding (basic
     and diluted)..................................    30,333,400     33,584,576      58,162,671
                                                     ============    ===========     ===========

          See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                     FISCAL YEARS ENDED SEPTEMBER 27, 1998,
                   SEPTEMBER 26, 1999 AND SEPTEMBER 24, 2000

                                                                CLASS A                CLASS B
                                                              COMMON STOCK          COMMON STOCK
                                                          --------------------   -------------------   ADDITIONAL
                                                            NUMBER       PAR       NUMBER      PAR       PAID-IN     ACCUMULATED
                                                          OF SHARES     VALUE    OF SHARES    VALUE      CAPITAL       DEFICIT
                                                          ----------   -------   ----------   ------   -----------   ------------
Balance at September 28, 1997...........................          --   $   --    30,333,400   $3,033     6,593,506    (35,119,184)
Preferred stock dividends...............................          --       --            --       --            --    (27,717,142)
Accretion of preferred stock............................          --       --            --       --            --     (2,552,465)
Decrease in loans receivable from stockholders..........          --       --            --       --            --             --
Cash dividends on common stock..........................          --       --            --       --            --     (3,726,579)
Issuance of warrants as dividends.......................          --       --            --       --       273,828       (273,828)
Net income..............................................          --       --            --       --            --     18,784,762
                                                          ----------   ------    ----------   ------   -----------   ------------
Balance at September 27, 1998...........................          --       --    30,333,400    3,033     6,867,334    (50,604,436)
Preferred stock dividends...............................          --       --            --       --            --    (31,755,475)
Accretion of preferred stock............................          --       --            --       --            --     (2,993,311)
Exercised warrants for common stock.....................          --       --     9,115,150      912         1,907             --
Net income..............................................          --       --            --       --            --      5,817,376
                                                          ----------   ------    ----------   ------   -----------   ------------
Balance at September 26, 1999...........................          --       --    39,448,550    3,945     6,869,241    (79,535,846)
                                                          ----------   ------    ----------   ------   -----------   ------------
Issuance of common stock for initial public offering,
  net of expenses.......................................  25,731,210    2,573    (4,963,100)    (496)  386,103,610             --
Conversion of Class B common stock to Class A common
  stock.................................................   6,668,550      667    (6,668,550)    (667)           --             --
Preferred stock dividends...............................          --       --            --       --            --    (18,475,448)
Accretion of preferred stock............................          --       --            --       --            --     (9,896,945)
Repayment of stockholder note receivable................          --       --            --       --            --             --
Net loss................................................          --       --            --       --            --    (10,605,550)
                                                          ----------   ------    ----------   ------   -----------   ------------
Balance at September 24, 2000...........................  32,399,760   $3,240    27,816,900   $2,782   392,972,851   (118,513,789)
                                                          ==========   ======    ==========   ======   ===========   ============


                                                          LESS: LOANS
                                                           RECEIVABLE        TOTAL
                                                              FROM       STOCKHOLDERS'
                                                          STOCKHOLDERS    DEFICIENCY
                                                          ------------   -------------
Balance at September 28, 1997...........................   (3,524,466)    (32,047,111)
Preferred stock dividends...............................           --     (27,717,142)
Accretion of preferred stock............................           --      (2,552,465)
Decrease in loans receivable from stockholders..........       14,827          14,827
Cash dividends on common stock..........................    1,050,231      (2,676,348)
Issuance of warrants as dividends.......................           --              --
Net income..............................................           --      18,784,762
                                                           ----------     -----------
Balance at September 27, 1998...........................   (2,459,408)    (46,193,477)
Preferred stock dividends...............................           --     (31,755,475)
Accretion of preferred stock............................           --      (2,993,311)
Exercised warrants for common stock.....................           --           2,819
Net income..............................................           --       5,817,376
                                                           ----------     -----------
Balance at September 26, 1999...........................   (2,459,408)    (75,122,068)
                                                           ----------     -----------
Issuance of common stock for initial public offering,
  net of expenses.......................................           --     386,105,687
Conversion of Class B common stock to Class A common
  stock.................................................           --              --
Preferred stock dividends...............................           --     (18,475,448)
Accretion of preferred stock............................           --      (9,896,945)
Repayment of stockholder note receivable................    2,459,408       2,459,408
Net loss................................................           --     (10,605,550)
                                                           ----------     -----------
Balance at September 24, 2000...........................           --     274,465,084
                                                           ==========     ===========

          See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FISCAL YEARS ENDED SEPTEMBER 27, 1998,
                   SEPTEMBER 26, 1999 AND SEPTEMBER 24, 2000

                                                                   FISCAL YEARS
                                                    -------------------------------------------
                                                        1998           1999            2000
                                                    ------------    -----------    ------------
Cash flows from operating activities:
  Net income (loss)...............................  $ 18,784,762      5,817,376     (10,605,550)
                                                    ------------    -----------    ------------
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Loss on extinguishment of debt...............     2,687,872             --      28,584,863
     Gain on sale of radio stations...............   (36,241,947)            --         (54,963)
     Depreciation and amortization................     8,876,876      9,905,574      13,125,734
     Provision for doubtful accounts..............     2,634,509      1,670,438       4,077,047
     Amortization of debt discount................       658,297        594,459          61,295
     Amortization of deferred financing costs.....     1,555,016      1,601,594       1,068,912
     Write-down of fixed assets...................            --        451,048              --
     Write-off of amounts due from related
       party......................................            --        289,869              --
     Accretion of interest to principal on other
       long-term debt.............................       307,200        313,037         151,440
     Deferred income taxes........................    12,748,883      3,879,919      (6,769,466)
     Changes in operating assets and liabilities:
       Increase in receivables....................    (4,112,373)    (6,980,861)     (4,940,801)
       Increase in other current assets...........      (412,678)      (371,803)     (2,796,795)
       Decrease in other assets...................        80,483         24,111           7,124
       Increase (decrease) in accounts payable and
          accrued expenses........................     3,361,411      3,042,312        (138,448)
       (Decrease) increase in accrued interest....      (595,539)            --       7,091,801
       Increase (decrease) in deferred commitment
          fee.....................................       590,201        544,548        (190,081)
                                                    ------------    -----------    ------------
          Total adjustments.......................    (7,861,789)    14,964,245      39,277,662
                                                    ------------    -----------    ------------
          Net cash provided by operating
            activities............................    10,922,973     20,781,621      28,672,112
                                                    ------------    -----------    ------------
Cash flows from investing activities:
  Proceeds from sale of radio stations, net of
     disposal costs of $838,167 in 1998 and $9,696
     in 2000......................................    43,161,833             --         690,304
  Additions to property and equipment.............    (1,644,533)    (2,099,507)     (3,792,828)
  Acquisition of radio stations, net of cash
     acquired of $1,047,739 in 2000...............    (9,327,713)   (26,284,504)    (80,826,429)
  Advances on purchase price of radio stations....            --    (10,000,000)   (121,121,260)
                                                    ------------    -----------    ------------
          Net cash provided by (used in) investing
            activities............................    32,189,587    (38,384,011)   (205,050,213)
                                                    ------------    -----------    ------------

          See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FISCAL YEARS ENDED SEPTEMBER 27, 1998,
                   SEPTEMBER 26, 1999 AND SEPTEMBER 24, 2000

                                                                   FISCAL YEARS
                                                    -------------------------------------------
                                                        1998           1999            2000
                                                    ------------    -----------    ------------
Cash flows from financing activities:
  Dividends on common stock.......................  $ (2,676,348)            --              --
  Retirement of Senior unsecured notes............   (15,055,055)            --    (190,295,268)
  Retirement of Series A senior exchangable
     preferred stock..............................            --             --    (265,613,466)
  Proceeds from Class A common stock..............            --             --     388,071,238
  Exercise of warrants............................            --          2,819              --
  Repayments of debt, including accrued
     interest.....................................       (41,521)      (548,125)     (4,510,790)
  Proceeds from senior notes, net of financing
     costs of $8,503,260..........................            --             --     227,051,070
  Proceeds from senior credit facilities, net of
     financing costs of $3,199,812................            --             --      61,800,188
  Increase in deferred financing costs............            --       (554,330)             --
  Increase in deferred offering costs.............            --     (1,965,551)             --
  Repayments of loans receivable from
     stockholders.................................        14,827             --       2,459,408
                                                    ------------    -----------    ------------
       Net cash (used in) provided by financing
          activities..............................   (17,758,097)    (3,065,187)    218,962,380
                                                    ------------    -----------    ------------
       Net increase (decrease) in cash and cash
          equivalents.............................    25,354,463    (20,667,577)     42,584,279
Cash and cash equivalents at beginning of
  period..........................................    12,287,764     37,642,227      16,974,650
                                                    ------------    -----------    ------------
Cash and cash equivalents at end of period........  $ 37,642,227     16,974,650      59,558,929
                                                    ============    ===========    ============
Supplemental cash flow information:
  Interest paid during the period.................  $ 20,561,613     20,540,882      17,407,591
                                                    ============    ===========    ============
  Income taxes paid during the period.............  $  1,787,191      1,166,846       2,407,797
                                                    ============    ===========    ============
Noncash investing and financing activities:
  Dividends declared on preferred stock...........  $ 27,717,142     31,755,475              --
                                                    ============    ===========    ============
  Issuance of preferred stock as payment of
     preferred stock dividends....................  $(27,553,543)   (31,556,817)             --
                                                    ============    ===========    ============
  Issuance of warrants as payment of dividends....  $    273,828             --              --
                                                    ============    ===========    ============
  Issuance of note as payment towards purchase
     price of JuJu Media, Inc.....................  $         --      1,000,000              --
                                                    ============    ===========    ============
  Issuance of note as payment towards purchase
     price of building............................  $         --             --       3,700,000
                                                    ============    ===========    ============
  Deferred tax liability recorded for difference
     in assigned values and tax bases of radio
     stations acquired............................  $         --             --      22,201,120
                                                    ============    ===========    ============
  Repayment of stockholder loan and accrued
     interest through dividend withholding........  $  1,098,368             --              --
                                                    ============    ===========    ============

          See accompanying notes to consolidated financial statements.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 26, 1999 AND SEPTEMBER 24, 2000

(1) ORGANIZATION AND NATURE OF BUSINESS

     Spanish Broadcasting System, Inc., a Delaware corporation, and subsidiaries (the "Company") owns and operates nineteen Spanish-language radio stations serving the New York, Puerto Rico, Miami, Chicago, San Antonio and Los Angeles markets through its subsidiaries, SBS of Greater New York, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Greater Miami, Inc., Spanish Broadcasting System of San Antonio, Inc., Spanish Broadcasting System of Illinois, Inc. and Spanish Broadcasting System of Puerto Rico, Inc., a Puerto Rico corporation. Additionally, the Company's other subsidiaries include Spanish Broadcasting System, Inc., a New Jersey corporation, Spanish Broadcasting System of Puerto Rico, Inc., a Delaware corporation, SBS Funding, Inc., a Delaware corporation, JuJu Media, Inc., a New York corporation, Alarcon Holdings, Inc. ("Alarcon"), Spanish Broadcasting System Network, Inc. ("SBS Network") and SBS Promotions, Inc. ("SBS Promotions"). Alarcon owns and operates the building where the Company's New York offices are located. SBS Network and SBS Promotions are currently dormant. SBS Network was formerly the Company's exclusive agency representative for national advertising sales. SBS Promotions formerly performed promotional services for the Company's radio stations.

     Additionally, the Company operates six Spanish-language radio stations serving the Dallas, San Antonio, Los Angeles, and San Francisco markets under various time brokerage agreements (see note 3).

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

     Certain of the Company's subsidiaries (hereinafter referred to in this paragraph collectively as "Subsidiary Guarantors") have guaranteed the Company's senior notes referred to in note 8 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because
(i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent is a holding company with no independent assets or

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operations other than its investments in its subsidiaries. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows:

                                        PARENT AND
                                        GUARANTOR      NON-GUARANTOR
CONDENSED CONSOLIDATING BALANCE SHEET  SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
-------------------------------------  ------------    -------------    ------------    -------------
                                                          AS OF SEPTEMBER 24, 2000
                                       --------------------------------------------------------------
Cash and cash equivalents..........    $ 59,237,041         321,888               --       59,558,929
Receivables, net...................      23,718,499       1,545,520               --       25,264,019
Other current assets...............       3,315,263         546,919               --        3,862,182
                                       ------------    ------------     ------------    -------------
     Current assets................      86,270,803       2,414,327               --       88,685,130
Property and equipment, net........      14,183,896       7,491,343               --       21,675,239
Intangible assets, net.............     401,347,908     112,009,747               --      513,357,655
Deferred financing costs, net......      10,792,176           2,557               --       10,794,733
Investment in subsidiaries
  and intercompany.................      97,597,926      (2,905,659)     (94,692,267)              --
Other assets.......................         178,683            (617)              --          178,066
                                       ------------    ------------     ------------    -------------
     Total assets..................    $610,371,392     119,011,698      (94,692,267)     634,690,823
                                       ============    ============     ============    =============
Current portion of long-term debt...         53,805         117,457               --          171,262
Accounts payable and accrued
  expenses.........................      11,624,801       2,359,466               --       13,984,267
Accrued interest...................      11,032,889              --               --       11,032,889
Deferred commitment fee............       2,158,850              --               --        2,158,850
                                       ------------    ------------     ------------    -------------
  Current liabilities..............      24,870,345       2,476,923               --       27,347,268
Long-term debt.....................     300,937,384       3,554,918               --      304,492,302
Deferred income taxes..............       6,185,049      22,201,120               --       28,386,169
                                       ------------    ------------     ------------    -------------
     Total liabilities.............     331,993,898      28,231,841               --      360,225,739
Common stock.......................           6,022           1,000           (1,000)           6,022
Additional paid-in capital.........     392,972,851      94,691,267      (94,691,267)     392,972,851
Accumulated deficit................    (114,601,379)     (3,912,410)              --     (118,513,789)
                                       ------------    ------------     ------------    -------------
     Stockholders' equity..........     278,377,494      90,779,857      (94,692,267)     274,465,084
                                       ------------    ------------     ------------    -------------
     Total liabilities and
       stockholders' equity........    $610,371,392     119,011,698      (94,692,267)     634,690,823
                                       ============    ============     ============    =============

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                  PARENT AND
                                                   GUARANTOR     NON-GUARANTOR
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS  SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      TOTAL
-----------------------------------------------  -------------   -------------   ------------   ------------
                                                        FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000
                                                 -----------------------------------------------------------
Net broadcasting revenues...................     $ 113,882,012     8,786,403         --          122,668,415
Station operating expenses..................        48,683,056     8,872,382         --           57,555,438
Corporate expenses..........................        20,730,382            --         --           20,730,382
Depreciation and amortization...............        10,138,825     2,986,909         --           13,125,734
                                                 -------------    ----------          --        ------------
     Operating income.......................        34,330,109    (3,072,248)        --           31,256,861
Interest income (expense), net..............       (19,433,521)      (61,562)        --          (19,495,083)
Other income (expense), net.................          (184,871)     (117,060)        --             (301,931)
Income tax expense (benefit)................         4,859,281        55,198         --            4,914,479
Extraordinary item, net of income taxes.....       (17,150,918)           --         --          (17,150,918)
                                                 -------------    ----------          --        ------------
     Net income (loss)......................     $  (7,298,482)   (3,307,068)        --          (10,605,550)
                                                 =============    ==========          ==        ============

                                                  PARENT AND
                                                   GUARANTOR     NON-GUARANTOR
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS  SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      TOTAL
-----------------------------------------------  -------------   -------------   ------------   ------------
                                                        FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000
                                                 -----------------------------------------------------------
Cash flows from operating activities........     $  26,750,856     1,921,256         --           28,672,112
                                                 =============    ==========          ==        ============
Cash flows from investing activities........     $(203,058,672)   (1,991,541)        --         (205,050,213)
                                                 =============    ==========          ==        ============
Cash flows from financing activities........     $ 218,122,649       839,731         --          218,962,380
                                                 =============    ==========          ==        ============

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

  (d) Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See note 6 for impairment losses related to fixed assets.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (e) Intangible Assets

     Intangible assets primarily represent the portion of the purchase price of station acquisitions allocated to FCC licenses of those stations and are amortized on a straight-line basis over 40 years, based on the industry practice of renewing FCC licenses periodically, and other intangible assets, including goodwill, which are being amortized on a straight-line basis over the respective estimated useful lives. The Company periodically assesses the recoverability of the carrying amount of intangible assets, including goodwill, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted cash flows for each of the Company's radio stations over the remaining amortization periods of the related intangible assets. If such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no significant impairment of its intangible assets, including goodwill, has occurred and that no reduction of the estimated useful lives is warranted. This assessment will be impacted if such projections are not achieved.

  (f) Deferred Financing Costs

     Deferred financing costs relate to the refinancing of the Company's debt in October 1999 (see note 8) and additional debt financing obtained in July 2000 (see note 10).

     Deferred financing costs are being amortized using a method which approximates the effective-interest method over the respective lives of the related indebtedness.

  (g) Barter Transactions

     Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Revenues from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are received or used. The Company records barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable.

     During fiscal 2000, the Company entered into a barter transaction with an Internet Service Provider ("ISP") whereby the ISP will provide a guaranteed minimum of impressions to the Company on the ISP's networks over a two-year period in exchange for advertising time on certain of the Company's stations, with an aggregate fair value of $19.7 million at the date of the transaction.

     Unearned revenue related to this transaction consists of the excess of the aggregate fair value of impressions delivered by the ISP, over the aggregate fair value of advertising time delivered by the Company. The total amount of unearned revenue related to this transaction at September 24, 2000 is $0.2 million, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

  (h) Cash Equivalents

     Cash equivalents, consisting primarily of interest-bearing money market accounts and certificates of deposits which have an original maturity date of less than three months, totaled approximately $17.0 million and $59.6 million at September 26, 1999 and September 24, 2000, respectively.

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

  (k) Deferred Commitment Fee

     On December 30, 1996, the Company entered into an agreement with a national advertising agency (the "Agency") whereby the Agency would serve as the Company's exclusive sales representative for all national sales for a seven-year period. Pursuant to this agreement, the Agency agreed to pay a commitment fee of $5.1 million to the Company, of which $1.0 million was paid upon execution of the agreement and $4.1 million was to be remitted on a monthly basis over a three-year period, through January 2000. During fiscal year 2000, the Agency revised its agreement with the Company to reduce the total commitment fee to $5.0 million. The commitment fee is recognized on a straight-line basis over the seven-year contractual term of the arrangement as a reduction of Agency commissions. Deferred commitment fee represents the excess of payments received from the Agency over the amount recognized.

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

  (m) Concentration of Risk

     All of the Company's business is conducted in the New York, Florida, California, Illinois, Texas, and Puerto Rico markets. Net revenue earned from radio stations in these markets as a percentage of total revenue for the fiscal years ended September 27, 1998, September 26, 1999 and September 24, 2000 is as follows:

                                                          1998    1999    2000
                                                          ----    ----    ----
New York................................................   44%     44%     40%
Florida.................................................   28%     24%     21%
California..............................................   17%     17%     12%
Illinois................................................   11%     11%     12%
Texas...................................................   --       2%      4%
Puerto Rico.............................................   --       2%     11%
                                                          ---     ---     ---
                                                          100%    100%    100%
                                                          ===     ===     ===

     The increase in market concentration risk in Puerto Rico in fiscal 2000 results from the acquisitions of WCMA, WMEG, and WEGM in fiscal 1999 and WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, and WCTA-FM in fiscal 2000 as discussed in note 3.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (n) Basic and Diluted Net Loss Per Common Share

     The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

     In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98, certain common stock and common stock equivalents issued for nominal consideration prior to the initial filing of a registration statement relating to an initial public offering are treated as outstanding for the entire period. The Company had no nominal issuances during this period.

     Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the years presented since their effect would be antidilutive. Common stock equivalents of 8,798,612 and 220,123 in fiscal 1998 and 2000, respectively, related to warrants outstanding (see note
9) and outstanding stock options (see note 13), respectively. There were no common stock equivalents outstanding at September 26, 1999.

                                                 1998           1999           2000
                                             ------------    -----------    -----------
Income (loss) before extraordinary item....  $ 20,397,485      5,817,376      6,545,368
Less accretion of preferred stock..........     2,552,465      2,993,311      9,896,945
Less dividends on preferred stock..........    27,717,142     31,755,475     18,475,448
                                             ------------    -----------    -----------
Loss before extraordinary item.............    (9,872,122)   (28,931,410)   (21,827,025)
Extraordinary item.........................    (1,612,723)            --    (17,150,918)
                                             ------------    -----------    -----------
Net loss applicable to common
  Stockholders.............................  $(11,484,845)   (28,931,410)   (38,977,943)
                                             ============    ===========    ===========
Weighted average common shares outstanding
  (basic and diluted)......................    30,333,400     33,584,576     58,162,671
                                             ============    ===========    ===========
Basic and diluted loss per common share
Net loss per common share before
  extraordinary item.......................  $      (0.33)         (0.86)         (0.38)
Net loss per common share for extraordinary
  item.....................................         (0.05)            --          (0.29)
                                             ------------    -----------    -----------
Net loss per common share..................  $      (0.38)         (0.86)         (0.67)
                                             ============    ===========    ===========

  (o) Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, receivables, other current assets and due from related party, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of the Company's other long-term debt instruments approximate the carrying amount as the interest rates approximate the Company's current borrowing rate for similar debt instruments of comparable maturity.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The estimated fair value of the Company's senior notes and preferred stock is as follows (in millions):

                                                         1999                 2000
                                                   -----------------    -----------------
                                                   CARRYING    FAIR     CARRYING    FAIR
                                                    AMOUNT     VALUE     AMOUNT     VALUE
                                                   --------    -----    --------    -----
12 1/2% Senior unsecured notes...................   $ 92.3     102.5       0.1        0.1
11% Senior unsecured notes.......................     75.0      81.4        --         --
14 1/4% Series A senior exchangeable preferred
  stock..........................................    235.9     258.4        --         --
9 5/8% Senior subordinated notes.................       --        --     235.0      233.2

     The fair value estimates of the senior notes and preferred stock were based upon quotes from major financial institutions taking into consideration current rates offered to the Company for debt instruments of the same remaining maturities.

  (p) Redeemable Preferred Stock

     Redeemable preferred stock is stated at redemption value less the unamortized discount. The discount is accreted into the carrying value of the preferred stock through the date at which the preferred stock is mandatorily redeemable with a charge to accumulated deficit using the effective-interest method. During fiscal year 2000, the Company redeemed its redeemable preferred stock and accreted the remaining original issue discount with a charge to accumulated deficit (see note 8).

  (q) Stock Option Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-based Compensation," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

  (r) Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

  (s) Segment Reporting

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 did not have a significant impact on the Company's financial reporting as of and for each of the fiscal years in the three-year period ended September 24, 2000, since the Company believes it has only one reportable segment.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3) ACQUISITIONS

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

     On September 22, 1999, Spanish Broadcasting System of Puerto Rico, Inc., a Delaware corporation, a wholly owned subsidiary of the Company, entered into a stock purchase agreement to purchase all of the outstanding capital stock of the following nine subsidiaries of AMFM Operating Inc., a Delaware corporation (formerly known as Chancellor Media Corporation of Los Angeles) ("AMFM"):
Primedia Broadcast Group, Inc., WIO, Inc., Cadena Estereotempo, Inc., Portorican American Broadcasting, Inc., WLDI, Inc., WRPC, Inc., WOYE, Inc., WZNT, Inc., WOQI, Inc. (the "Primedia Station Group"). The Primedia Station Group owns and operates eight radio stations in Puerto Rico: WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, and WCTA-FM. On January 14, 2000, the Company completed the purchase from AMFM of all of the outstanding capital stock of the Primedia Station Group for total cash consideration of $90.8 million (net of $1.0 million cash acquired), including a $10.0 million deposit that was made on September 22, 1999 and closing costs of $0.7 million. This acquisition was financed from cash on hand.

     The allocation of the purchase price for the Primedia Station Group was based on the relative fair values of the assets and liabilities acquired on January 14, 2000, as follows:

Account receivable..........................................     2,500,000
Prepaid expenses and other..................................       150,000
Property and equipment......................................     2,200,000
FCC licenses................................................    89,546,999
Goodwill....................................................    22,201,120
Accounts payable and accrued expenses.......................    (2,291,570)
Income taxes payable........................................    (1,279,000)
Deferred taxes payable......................................   (22,201,120)
                                                              ------------
                                                              $ 90,826,429
                                                              ============

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of the Primedia Station Group had occurred as of the beginning of fiscal 1999 and 2000, respectively after giving effect to certain adjustments, including amortization of intangible assets. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                                 YEAR ENDED            YEAR ENDED
PRO FORMA DISCLOSURES                        SEPTEMBER 26, 1999    SEPTEMBER 24, 2000
---------------------                        ------------------    ------------------
                                                (UNAUDITED)           (UNAUDITED)
Net revenues...............................     $111,725,000          $126,589,000
Income before extraordinary item...........        3,499,000             6,813,000
Net loss applicable to common
  stockholders.............................      (31,249,000)          (38,820,000)
Net loss per common share..................            (0.93)                (0.67)

     On May 8, 2000, the Company entered into agreements to acquire all of the outstanding capital stock of Rodriguez Communications, Inc. ("RCI") and certain holdings of its affiliate, New World Broadcasters Corp. ("New World"), for total consideration of $165.2 million, consisting of $43.5 million of the Company's Class A common stock and $121.7 million in cash, subject to certain conditions and adjustments. The Company has made advances of approximately $121.1 million (including closing costs of $2.1 million) on the purchase price of these acquisitions as of September 24, 2000, which is included in intangible assets in the accompanying consolidated balance sheets.

     The purchase of RCI includes the rights to acquire the following radio stations -- KFOX-FM and KREA-FM serving the Los Angeles market; KXJO-FM serving the San Francisco market; and KSAH-AM serving the San Antonio market. The Company intends to acquire from New World the Dallas radio stations KTCY-FM and KXEB-AM. Until closing, the Company is broadcasting programming on these stations under various time brokerage agreements that commenced in May through September, 2000. Each of these transactions were subject to numerous conditions and approvals, including receipt of regulatory approvals under the federal communications laws and review by federal antitrust authorities. The acquisitions of KFOX-FM, KREA-FM, KXJO-FM, KSAH-AM, and KTCY-FM closed on November 10, 2000. The Company expects the acquisition of KXEB-AM to close by the second quarter of fiscal 2001. However, there can be no assurances that this acquisition can be completed during the expected time frame or at all.

     The Company's consolidated results of operations include the results of KLEY-FM, WCMA-FM, WMEG-FM, WEGM-FM, WIOA-FM, WIOB-FM, WIOC-FM, WCOM-FM, WZMT-FM, WZNT-FM, WOYE-FM, and WCTA-FM and JuJu Media, Inc. from the respective dates of acquisition. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses.

(4) SALE OF STATIONS

     On July 2, 1997, the Company entered into an agreement for the sale of the assets and FCC licenses of radio stations WXLX-AM, serving the New York metropolitan area, KXMG-AM, serving the Los Angeles metropolitan area, and WCMQ-AM, serving the Miami metropolitan area. Pursuant to this agreement, on September 29, 1997, the Company sold the assets and FCC licenses of WXLX-AM and WCMQ-AM for a sales price of $26.0 million and recorded a gain of $18.6 million. On December 2, 1997, the Company consummated the sale of the assets and FCC license of KXMG-AM for a sales price of $18.0 million and recorded a gain of $17.6 million. These transactions are classified under other income as gain on sale of stations in the accompanying consolidated statements of operations.

     On February 2, 2000, the Company completed the sale of WVMQ-FM in Key West and WZMQ-FM in Key Largo to South Broadcasting System, Inc., a company owned by the Chairman Emeritus of the Company, for total cash consideration of $0.7 million and recorded a gain of $0.1 million. This amount has

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

been classified under other income as gain on sale of stations in the accompanying consolidated statements of operations.

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following at September 26, 1999 and September 24, 2000:

                                                                              ESTIMATED
                                                  1999           2000        USEFUL LIVES
                                              ------------    -----------    ------------
FCC licenses................................  $334,098,344    534,420,103       40 years
Goodwill and other..........................     3,010,671     25,217,791     5-40 years
                                              ------------    -----------
                                               337,109,015    559,637,894
Less accumulated amortization...............    35,654,956     46,280,239
                                              ------------    -----------
                                              $301,454,059    513,357,655
                                              ============    ===========

(6) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at September 26, 1999 and September 24, 2000:

                                                                              ESTIMATED
                                                   1999           2000       USEFUL LIVES
                                                -----------    ----------    ------------
Land..........................................  $ 1,000,000     2,586,774             --
Building and building improvements............   14,995,440    19,301,182       20 years
Tower and antenna systems.....................    2,257,814     2,359,909     7-15 years
Studio and technical equipment................    5,564,258     6,184,061       10 years
Furniture and fixtures........................    2,072,817     2,412,195     3-10 years
Transmitter equipment.........................    1,220,225     2,416,038     7-10 years
Leasehold improvements........................    1,873,609     1,905,072     5-13 years
Computer equipment and software...............    1,739,392     2,493,320        5 years
Other.........................................      629,997       784,663        5 years
                                                -----------    ----------
                                                 31,353,552    40,443,214
Less accumulated depreciation and
  amortization................................   16,575,849    18,767,975
                                                -----------    ----------
                                                $14,777,703    21,675,238
                                                ===========    ==========

     During fiscal 1999, the Company wrote down the value of one of its properties in Los Angeles (which was part of the assets acquired in the purchase of the Los Angeles AM radio station) by $0.5 million. The write-down was based on current market values of real estate in the Los Angeles area. This amount is included in other, net in the accompanying consolidated statements of operations.

     During fiscal 2000, the Company acquired a building and land in Puerto Rico for $5.3 million. The Company funded the acquisition using cash on hand and proceeds from a bank loan of $3.7 million (see note 11).

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7) ACCOUNT PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at September 26, 1999 and September 24, 2000 consists of the following:

                                                        1999           2000
                                                     -----------    ----------
Accounts payable -- trade..........................  $ 1,371,933     1,281,942
Accounts payable -- barter.........................      347,106       808,519
Accrued compensation and commissions...............    5,537,663     5,364,205
Accrued professional fees..........................    2,107,266     2,854,418
Accrued music license fees.........................      741,269       701,126
Other accrued expenses.............................    1,725,908     2,974,057
                                                     -----------    ----------
                                                     $11,831,145    13,984,267
                                                     ===========    ==========

(8) SENIOR NOTES AND PREFERRED STOCK

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

     Pursuant to the 12 1/2% Notes, the Company was required to use the greater of $25.0 million or 50 percent of the net proceeds from any disposition of certain asset sales (including the FCC broadcast licenses of the AM stations referred to in note 4) to make offers to purchase the 12 1/2% Notes at 110 percent of the principal value thereof.

     On October 17, 1997, the Company made a tender offer to purchase for cash any and all of the 12 1/2% Notes up to $22.7 million plus accrued interest up to, but not including the payment date. The amount payable by the Company was 110 percent of the principal amount of the 12 1/2% Notes. The Company paid $6.3 million to the noteholders who responded to the tender offer and purchased $5.5 million in principal amount of 12 1/2% Notes for $6.0 million plus accrued interest of $0.3 million in November 1997. The Company also repurchased $7.7 million in principal amount of 12 1/2% Notes for $9.0 million plus accrued interest of $0.4 million in November 1997. The Company recognized a loss on the tender offer and repurchased notes of $1.6 million, net of income tax benefit of $1.1 million, due to the premium paid for the 12 1/2% Notes and the subsequent write-off of the deferred financing costs and original issue discounts related to the 12 1/2% Notes purchased. This amount has been classified as an extraordinary item in the accompanying consolidated statements of operations.

     On November 2, 1999, the Company repurchased $101.5 million in principal amount of 12 1/2% Notes. In connection with this repurchase, the Company realized a loss on the early extinguishment of debt of approximately $9.5 million, net of income taxes of approximately $7.4 million. This loss relates to the premium paid on the repurchase of the 12 1/2% Notes, the write-off of related deferred financing costs, and the amortization of the remaining original issue discount on the 12 1/2% Notes, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

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

     On November 2, 1999, the Company repurchased $75.0 million in principal amount of 11% Senior Notes. In connection with this repurchase, the Company realized a loss on the early extinguishment of debt of approximately $6.6 million, net of income taxes of approximately $5.1 million. This loss relates to the premium paid on the repurchase of the 11% Senior Notes and the write-off of related deferred financing costs, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

     On December 2, 1999, the Company redeemed in full the Series A Preferred Stock. In connection with this redemption, the Company recorded total additional dividends of approximately $28.4 million, on the Series A Preferred Stock, which reduced the income available to common stockholders in the accompanying fiscal 2000 consolidated statement of operations. These additional dividends relate to the premium on the redemption, and the accretion of the remaining original issue discount on the Series A Preferred Stock.

  9 5/8% Senior Subordinated Notes

     On October 28, 1999, concurrently with the Company's initial public offering ("IPO") of Class A common stock (see note 13), the Company sold $235.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 (the "1999 Notes"), from which the Company received proceeds of $228.0 million after payment of underwriter commissions. In connection with this transaction, the Company capitalized financing costs of $8.5 million related to the 1999 Notes.

(9) WARRANTS

     Warrants consist of the following:

                                                          NUMBER OF CLASS B COMMON SHARES
                                                        REPRESENTED BY OUTSTANDING WARRANTS
                                                       -------------------------------------
                                                          1998          1999         2000
                                                       -----------    ---------    ---------
Issued in connection with:
12 1/2% Senior Notes(a)..............................   2,469,950           --           --
14 1/4% Series A Senior Exchangeable Preferred
  Stock(b)...........................................   3,745,000           --           --
Replacement warrants(a)..............................   2,910,450           --           --
                                                        ---------      -------      -------
     Total...........................................   9,125,400           --           --
                                                        =========      =======      =======

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

          (b) In 1997, in conjunction with the issuance of the 14 1/4% Series A Senior Exchangeable Preferred Stock, the Company issued warrants that entitle the holder to acquire 21.4 shares of Class B common stock or 3,745,000 shares at a price equal to $0.01 per 21.4 shares, subject to adjustment from time to time upon the occurrence of certain changes of common stock, certain common stock distributions, certain issuances of options or convertible securities, certain dividends and distributions and certain other increases in the number of shares or common stock. During the fiscal year ended September 26, 1999, warrants were exercised for 3,744,250 shares of Class B common stock. The remaining warrants expired on June 30, 1999, representing 750 shares of common stock.

(10) SENIOR CREDIT FACILITY

     On July 6, 2000, the Company entered into a $150.0 million senior secured credit facility (the "Senior Facility"). The Senior Facility includes a six-year $25.0 million revolving credit line and $125.0 million of term loans. At September 24, 2000, the Company had term loans outstanding of $65.0 million. In connection with this transaction, the Company capitalized financing costs of $3.2 million related to the Senior Facility.

(11) OTHER LONG-TERM DEBT

     Other long-term debt consists of the following at September 26, 1999 and September 24, 2000:

                                                                 1999         2000
                                                              ----------    ---------
Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at
  6.25%, commencing June 1992 (see note 14).................  $  941,761      891,189
Note payable, including interest at an annual rate of
  three-month LIBOR plus 450 basis points; paid in full in
  December 1999 -- see note below...........................   3,281,152           --
Note payable due on April 26, 2000 including interest at an
  annual rate of 6%; paid in full in September 2000 -- see
  note below................................................   1,000,000           --
Note payable due in monthly installments of $39,196,
  including interest at 9.75%, commencing August 2000, with
  balance due on June 2005 (see note 6).....................          --    3,672,375
                                                              ----------    ---------
                                                               5,222,913    4,563,564
Less current portion........................................   1,800,572      171,262
                                                              ----------    ---------
                                                              $3,422,341    4,392,302
                                                              ==========    =========

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The scheduled maturities of other long-term debt are as follows at September 24, 2000:

FISCAL YEAR ENDING SEPTEMBER                         AMOUNT
----------------------------                       ----------
2001.............................................  $  171,262
2002.............................................     186,722
2003.............................................     202,729
2004.............................................     222,074
2005.............................................   3,195,276
Thereafter.......................................     585,501
                                                   ----------
                                                   $4,563,564
                                                   ==========

     On December 2, 1999, the Company repaid in full the note payable to the seller of WLEY-FM (formerly WYSY-FM) of approximately $3.3 million, plus accrued interest of approximately $0.1 million. Additionally, on August 9, 2000, the Company repaid in full the note payable to the sellers of JuJu Media, Inc. of approximately $1.0 million, plus accrued interest of approximately $0.1 million.

(12) LOANS RECEIVABLE FROM STOCKHOLDERS AND RELATED-PARTY TRANSACTIONS

     Loans receivable from stockholders were comprised of loans receivable from the Company's Chief Executive Officer ("CEO") and Chairman of the Board of Directors ("Chairman"). Loans receivable have been classified as an increase in stockholders' deficiency in the accompanying consolidated balance sheets as of September 26, 1999. Interest receivable of $0.4 million at September 26, 1999, is included in other current assets. On November 2, 1999, the loans receivable from stockholders plus interest were repaid with the shareholders' proceeds from the IPO.

     At September 26, 1999, the Company had advances totaling $0.3 million due from a party related through common ownership. During fiscal 1999, the Company agreed to forgive these advances and wrote off the amount due from the related party. Additionally, at September 26, 1999, the Company had trade receivables totaling $0.4 million due from this related party which were fully reserved as being uncollectible.

     During each of fiscal years 1998 and 1999, the Company paid operating expenses of approximately $0.1 million for a boat owned by a related party through common ownership which was used by the Company for business entertainment purposes.

     The Company leases an apartment from its CEO for annual rentals of $0.1 million through August 2007. Certain renovation expenses were paid for by the Company totaling $0.2 million during 1998 and 1999. In addition, the Company occupies a building under a capital lease agreement with certain stockholders (see note 14). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

     In connection with the relocation of offices from the New York metropolitan area to the Miami metropolitan area, the Company advanced the CEO an aggregate of $1.1 million to pay for various expenses. On July 16, 1997, the CEO executed a promissory note to the Company for the principal amount of $1.1 million to evidence these advances. The note was payable on demand and bore interest at a rate of 7 percent per annum. The Company declared and paid a dividend in 1998 and applied a portion of the proceeds of such dividend which were otherwise payable to the CEO to the repayment in full of this promissory note.

     On September 24, 1999, the Company entered into letters of understanding with its then Chairman and Secretary. These letters outlined the mutual intentions of the Company and these individuals in connection

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

with the Company's IPO, and were contingent upon the completion of the IPO (see note 13). These letters provided for the following:

     - The sale by these individuals of $14.0 million of their Class B common stock in the IPO (see note 13);

     - The purchase by the Company of annuities providing aggregate annual retirement compensation of $1.0 million to these individuals. These annuities were purchased by the Company for $10.2 million in November 1999;

     - The retention of these individuals as members of the Company's Board of Directors, with titles of "Chairman Emeritus" and "Secretary Emeritus", respectively;

     - An agreement to sell, to the Chairman, the Company's two radio stations located in the Florida Keys for $0.7 million (see note 4).

     - The repayment by the Chairman of a stockholder loan for approximately $0.6 million, plus accrued interest of approximately $0.1 million. This stockholder loan and the related accrued interest was repaid in full by the Chairman in November 1999;

     - An agreement by the Chairman to assume responsibility for a boat leased by the Company during fiscal 1998 and 1999. Responsibility for this boat was assumed by the Chairman in November 1999; and

     - The use by the Chairman of a car and driver, and by the Secretary of a car, to be provided by the Company.

(13) STOCKHOLDERS' (DEFICIENCY) EQUITY

  (a) Stock Split

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

  (b) Initial Public Offering

     On October 27, 1999, the Company and selling shareholders sold 25,055,510 shares of Class A common stock in an IPO, from which the Company received proceeds of $389.4 million after payment of underwriter

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

commissions. Concurrently with this IPO, on October 28, 1999, the Company sold $235.0 million aggregate principal amount of 1999 Notes (see note 8).

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

  (c) Stock Option Plans

     The Company maintains a stock option plan pursuant to which the Company has reserved up to 1,337,500 shares of Class A common stock for issuance upon the exercise of options granted under the plan. The plan covers all regular salaried employees of the Company and its subsidiaries. As of September 24, 2000, no options have been granted under this plan.

     In September 1999, the Company adopted an employee incentive stock option plan ("the 1999 ISO Plan") and a nonemployee director stock option plan ("the 1999 NQ Plan"). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the Compensation Committee of the Company's Board of Directors, and will have a contractual life of five to ten years from date of grant. Options granted under the 1999 NQ Plan will vest 20 percent upon grant, and 20 percent each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of the Company, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively.

     A summary of the status of the Company's stock option plans, as of September 24, 2000, and changes during the year then ended, is presented below:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Outstanding at beginning of year.......................         --     $   --
Granted................................................  1,593,552      18.69
Exercised..............................................         --         --
Forfeited..............................................    (40,000)     20.00
                                                         ---------
Outstanding at end of year.............................  1,553,552     $18.66
                                                         =========
Options exercisable at end of year.....................    512,851
Weighted average fair value of options exercisable
  during the year......................................                $14.35

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding and exercisable at September 24, 2000:

                          OPTIONS OUTSTANDING
                 --------------------------------------     OPTIONS EXERCISABLE
                                WEIGHTED-                 -----------------------
                                 AVERAGE      WEIGHTED-                 WEIGHTED-
                                REMAINING      AVERAGE                   AVERAGE
RANGE OF           NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
---------------  -----------   ------------   ---------   -----------   ---------
$10 to $15          218,552        9.92        $10.00        72,851      $10.00
$16 to $20        1,230,000        9.02         20.00       430,000       20.00
$21 to $25          105,000        9.62         20.99        10,000       20.81
                  ---------                                 -------
                  1,553,552        9.19        $18.66       512,851      $18.60
                  =========                                 =======

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life...............................................  5 years
Dividends...................................................     None
Risk-free interest rate.....................................     5.65%
Expected volatility.........................................      100%

     Had compensation expense for the Company's plans been determined consistent with FASB Statement No. 123, the Company's net loss applicable to common stockholders and net loss per common share would have been increased to pro forma amounts indicated below:

Net loss applicable to common stockholders:
  As reported...............................................  $(38,977,943)
  Pro forma.................................................  $(48,744,622)
Net loss per common share:
  As reported...............................................  $      (0.67)
  Pro forma.................................................  $      (0.84)

(14) COMMITMENTS

  (a) Leases

     The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at September 26, 1999 and September 24, 2000 is as follows:

                                                          1999         2000
                                                       ----------    ---------
Building under capital lease.........................  $1,230,440    1,230,440
Less: Accumulated depreciation.......................    (451,055)    (512,577)
                                                       ----------    ---------
                                                       $  779,385      717,863
                                                       ==========    =========

     The Company leases office space and facilities and certain equipment under operating leases, one of which is with a related party (see note 12), that expire at various dates through 2035. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 24, 2000, future minimum lease payments under such leases are as follows:

                                                               CAPITAL      OPERATING
FISCAL YEAR ENDING SEPTEMBER                                    LEASE        LEASES
----------------------------                                  ----------    ---------
2001........................................................  $  149,000    1,014,900
2002........................................................     149,000      946,500
2003........................................................     149,000      908,400
2004........................................................     149,000      770,900
2005........................................................     149,000      587,300
Thereafter..................................................     989,637    2,669,100
                                                              ----------    ---------
Total minimum lease payments................................   1,734,637    6,897,100
                                                                            =========
  Less executory costs......................................    (478,360)
                                                              ----------
                                                               1,256,277
  Less interest at 6.25%....................................    (365,088)
                                                              ----------
Present value of minimum lease payments.....................  $  891,189
                                                              ==========

     Total rent expense for the fiscal years ended September 27, 1998, September 26, 1999 and September 24, 2000 amounted to $1.1 million, $1.4 million and $1.5 million, respectively.

     The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2004. The future minimum rental income to be received under these agreements as of September 24, 2000 is as follows:

FISCAL YEAR ENDING SEPTEMBER                         AMOUNT
----------------------------                       ----------
2001...........................................    $  710,246
2002...........................................       589,374
2003...........................................       492,044
2004...........................................       306,044
                                                   ----------
                                                   $2,097,708
                                                   ==========

  (b) Employment Agreements

     At September 24, 2000, the Company is committed to employment contracts for certain executives, on-air talent and general managers expiring through 2005. Future payments under such contracts are as follows:

FISCAL YEAR ENDING SEPTEMBER                        AMOUNT
----------------------------                      -----------
2001..........................................    $ 5,143,450
2002..........................................      4,453,354
2003..........................................      3,457,582
2004..........................................      2,292,911
2005..........................................        887,494
                                                  -----------
                                                  $16,234,790
                                                  ===========

     Included in the future payments schedule above is a five-year employment agreement with the CEO. The agreement provides for an annual base salary of not less than $1.0 million, and a cash bonus equal to 7.5 percent of the dollar increase in same station broadcast cash flow for any fiscal year, including acquired

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stations on a pro forma basis. Under the terms of the agreement, the CEO's annual base salary and cash bonus may be increased by the board of directors in its sole discretion. The total cash bonus earned by the CEO for fiscal 2000 was $1.0 million, of which $0.8 million was paid in fiscal 2000 and $0.2 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

     Certain employees' contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

  (c) 401(k) Profit Sharing

     In September 1999, the Company adopted a tax-qualified employee savings and retirement plan ("the 401(k) Plan"). The 401(k) Plan provides for Company contributions to match 25 percent of an eligible employee's contributions, up to 5 percent of the employee's base monthly earnings. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan. There were no contributions associated with this plan to date.

(15) CONTINGENCIES

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

     On September 28, 1999, the Company received notice from the purchaser of KXMG-AM (see note 4) that it would make a claim against the Company for indemnification under the agreement pursuant to which KXMG-AM was sold, for the removal of an underground fuel storage tank located on the site of KXMG-AM's transmitter. The notice did not specify the amount involved in the indemnification claim. The Company does not have sufficient information to assess the potential exposure related to this matter, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

(16) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is expected to be effective for the Company's fiscal year ending September 30, 2001. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements.

     In November 1999, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 99-17, "Accounting for Advertising Barter Transactions", which provides guidance on barter transactions that involve nonmonetary exchanges of advertising. EITF 99-17 requires an entity to account for barter advertising revenues and expenses at the determinable fair value of the advertising surrendered or received in the exchange, or at book value if the fair value can not be determined within reasonable limits. The adoption of EITF 99-17 did not have a significant impact on the Company's consolidated financial statements.

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

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No. 125)". SFAS No. 140 provides guidance on accounting for
(1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions;
(4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. While most of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001, companies with calendar fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. Management does not believe that the adoption of SFAS No. 140 will have a significant impact on the Company's consolidated financial statements.

(17) INCOME TAXES

     Income tax expense (benefit) for the fiscal years ended September 27, 1998, September 26, 1999 and September 24, 2000 consists of the following and was allocated as follows:

                                                             1998
                                      --------------------------------------------------
                                      CURRENT-
                                      STATE AND    CURRENT     DEFERRED
                                        LOCAL      FEDERAL      FEDERAL         TOTAL
                                      ---------    -------    -----------    -----------
Income from operations..............  $950,000     850,000     13,824,032     15,624,032
Extraordinary item -- loss on
  extinguishment of debt............        --          --     (1,075,149)    (1,075,149)
                                      --------     -------    -----------    -----------
                                      $950,000     850,000     12,748,883     14,548,883
                                      ========     =======    ===========    ===========

                                                             1999
                                      --------------------------------------------------
                                      CURRENT-
                                      STATE AND    CURRENT     DEFERRED
                                        LOCAL      FEDERAL      FEDERAL         TOTAL
                                      ---------    -------    -----------    -----------
Income from operations..............  $550,000      15,000      3,879,919      4,444,919
                                                   =======    ===========    ===========
                                      ========

                                                             2000
                                      --------------------------------------------------
                                      CURRENT-                 DEFERRED
                                      STATE AND    CURRENT    FEDERAL AND
                                        LOCAL      FEDERAL       STATE          TOTAL
                                      ---------    -------    -----------    -----------
Income from operations..............  $250,000          --      4,664,479      4,914,479
Extraordinary item -- loss on
  extinguishment of debt............        --          --    (11,433,945)   (11,433,945)
                                      --------     -------    -----------    -----------
                                      $250,000          --     (6,769,466)    (6,519,466)
                                      ========     =======    ===========    ===========

     During fiscal 1998 and 1999, the Company utilized net operating loss carryforwards of approximately $38.8 million and $0.2 million, respectively. For fiscal 2000, no net operating losses were utilized.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at September 27, 1998, September 26, 1999 and September 24, 2000 is as follows:

                                                 1998           1999           2000
                                             ------------    -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards.........  $ 16,919,249     16,849,019     30,222,128
  Foreign net operating loss
     carryforwards.........................            --             --        819,738
  Deferred interest........................     6,080,278      6,458,459             --
  Allowance for doubtful accounts..........     3,108,024      2,546,384      4,270,372
  Fixed assets.............................       474,286        474,286        474,286
  Unearned revenue.........................       856,582      1,074,402        863,540
  AMT credit...............................       850,000        865,000        865,000
                                             ------------    -----------    -----------
     Total gross deferred tax assets.......    28,288,419     28,267,550     37,515,064
Less valuation allowance...................   (17,396,470)   (17,396,470)   (17,396,470)
                                             ------------    -----------    -----------
     Total net deferred tax assets.........    10,891,949     10,871,080     20,118,594
                                             ------------    -----------    -----------
Deferred tax liabilities:
  Depreciation and amortization............    14,463,595     18,322,645     20,800,693
  Intangible assets........................     5,502,950      5,502,950     27,704,070
                                             ------------    -----------    -----------
  Total gross deferred tax liabilities.....    19,966,545     23,825,595     48,504,763
                                             ------------    -----------    -----------
     Net deferred tax asset (liability)....  $ (9,074,596)   (12,954,515)   (28,386,169)
                                             ============    ===========    ===========

     Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent for fiscal years 1998, 1999 and 2000 as a result of the following:

                                                              1998    1999    2000
                                                              ----    ----    -----
Computed "expected" tax expense (benefit)...................  35.0%   35.0%   (35.0)%
State income taxes, net of federal income tax benefit.......   6.5%    5.5%    (4.6)%
Nondeductible expenses......................................   0.4%    0.4%     1.0%
Other.......................................................   1.8%    2.7%     0.6%
                                                              ----    ----    -----
                                                              43.7%   43.6%   (38.0)%

     The valuation allowance for deferred tax assets as of September 27, 1998, September 26, 1999 and September 24, 2000 was $17,396,470. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 24, 2000, the Company has domestic net operating loss carryforwards available to offset future taxable income expiring as follows:

                                                NET OPERATING
EXPIRING IN SEPTEMBER                         LOSS CARRYFORWARDS
---------------------                         ------------------
2007........................................     $ 5,597,000
2008........................................      12,213,000
2009........................................      11,445,000
2010........................................      12,868,000
2011........................................      33,432,000
                                                 -----------
                                                 $75,555,000
                                                 ===========

     Additionally at September 24, 2000, the Company has foreign net operating loss carryforwards of $2,050,000 available to offset future taxable income expiring in September 2007.

(18) LITIGATION

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

     Additionally, the Company is the defendant in a lawsuit where on October 12, 2000, the plaintiff obtained a $1.9 million final default judgment. The Company believes that the default judgment was improperly entered because, among other reasons, (1) plaintiff's counsel failed to contact the Company counsel prior to seeking the default judgment, (2) the Company can demonstrate excusable neglect and a bona fide defense to the complaint, and (3) the plaintiff did not name a proper corporate entity. The Company does not have sufficient information to assess the outcome of this litigation, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

(19) SUBSEQUENT EVENTS

  (a) Acquisition of Stations

     On November 3, 2000, the Company entered into an agreement to acquire the assets of KFSG-FM broadcasting, serving the Los Angeles, California market, from International Church of the Foursquare Gospel, for total cash consideration of $250.0 million. In connection with this acquisition, the Company made a $5.0 million nonrefundable deposit on the purchase price into escrow. The closing of this acquisition is subject to numerous conditions and approvals, including receipt of regulatory approvals under the Federal communications laws and review by Federal antitrust authorities. The Company expects to fund this transaction by increasing its senior credit facility, accessing the high yield capital markets and undertaking certain potential asset dispositions. The Company expects to close the acquisition by December 31, 2001. However, there can be no assurances that this acquisition can be completed during the expected time frame or at all, or that the Company will be able to obtain additional financing or dispose of certain assets at terms favorable to the Company or at all.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On November 10, 2000, the Company closed on all stations acquired from RCI and New World (see note 3), except for KXEB-AM, for total consideration of $164.3 million, consisting of $42.6 million of the Company's Class A common stock and $121.7 million in cash. The Company expects to complete the acquisition of KXEB-AM in the second quarter of fiscal 2001. However, there can be no assurances that the acquisition of KXEB-AM can be completed during the expected time frame or at all.

  (b) Commitment

     On December 1, 2000, the Company entered into a lease for its new corporate headquarters with a Florida limited partnership for which the general partner is a company wholly-owned by the Company's CEO. The Company is leasing the office space under a 10-year operating lease with rental payments of approximately $0.4 million per year, with the right to renew for two consecutive five-year terms.

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

       FINANCIAL STATEMENT SCHEDULE -- VALUATION AND QUALIFYING ACCOUNTS
FISCAL YEARS ENDED SEPTEMBER 27, 1998, SEPTEMBER 26, 1999 AND SEPTEMBER 24, 2000

                                                  COLUMN C ADDITIONS
                                  COLUMN B     ------------------------                     COLUMN E
                                  BALANCE      CHARGED TO    CHARGED TO                      BALANCE
COLUMN A                         BEGINNING      COST AND       OTHER         COLUMN D        AT END
DESCRIPTION                      OF PERIOD      EXPENSE       ACCOUNTS     DEDUCTIONS(1)    OF PERIOD
-----------                      ----------    ----------    ----------    -------------    ---------
Fiscal year 1998:
  Allowance for doubtful
     accounts..................  $5,405,095    2,634,509        --             269,544      7,770,060
Fiscal year 1999:
  Allowance for doubtful
     accounts..................  $7,770,060    1,670,438        --           3,074,539      6,365,959
Fiscal year 2000:
  Allowance for doubtful
     accounts..................  $6,365,959    4,077,047        --           2,360,731      8,082,275

---------------
(1) Write-offs, net of recoveries.

  (a) 2. Financial Statement Schedules

     See end of financial statements above for Schedule of Valuation and Qualifying Accounts.

  (a) 3. Exhibits

 3.1   --   Third Amended and Restated Certificate of Incorporation of
            the Company, dated September 29, 1999 (incorporated by
            reference to the Company's 1999 Registration Statement on
            Form S-1 (Commission File No. 333-85499) (the "1999
            Registration Statement")) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company's Current Report on
            Form 8-K, dated March 25, 1996 (the "1996 Current Report")).
 3.2   --   Certificate of Amendment to the Third Amended and Restated
            Certificate of Incorporation of the Company, dated September
            29, 1999 (incorporated by reference to the Company's 1999
            Registration Statement).
 3.3   --   Amended and Restated By-Laws of the Company (incorporated by reference to the Company's 1999 Registration Statement).
 4.1   --   Article V of the Third Amended and Restated Certificate of
            Incorporation of the Company, dated September 29, 1999
            (incorporated by reference to the Company's 1999
            Registration Statement) (see Exhibit 3.1).
 4.2   --   Certificate of Designation filed as Exhibit A to the Third
            Amended and Restated Certificate of Incorporation of the
            Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit
            3.1).
 4.3   --   Indenture dated June 29, 1994 among the Company, IBJ
            Schroder Bank & Trust Company, as Trustee, the Guarantors
            named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994
            Registration Statement on Form S-4, the "1994 Registration
            Statement").
 4.4   --   First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the 1996
            Current Report).
 4.5   --   Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the 1996
            Current Report).
 4.6   --   Supplemental Indenture dated as of October 21, 1999 to the
            Indenture dated as of June 29, 1994 among the Company, the
            Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the
            Company's 1999 Registration Statement).
 4.7   --   Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated
            November 2, 1999 (incorporated by reference to the Current
            Report on Form 8-K dated November 2, 1999 (the "1999 Current
            Report")).
 4.8   --   Form of stock certificate for the Class A Common Stock of
            the Company (incorporated by reference to the Company's 1999
            Registration Statement).
10.1   --   Warrant Agreement dated as of March 15, 1997 among the
            Company and IBJ Schroder Bank & Trust Company, as Warrant
            Agent (incorporated by reference to the 1996 Current
            Report).
10.2   --   National Radio Sales Representation Agreement dated as of
            February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current
            Report).
10.3   --   Common Stock Registration Rights and Stockholders Agreement
            dated as of June 29, 1994 among the Company, certain
            Management Stockholders named therein (incorporated by
            reference to the 1994 Registration Statement).

10.4   --   Amended and Restated Employment Agreement dated as of
            October 25, 1999, by and between the Company and Raul
            Alarcon, Jr. (incorporated by reference to the Company's
            1999 Registration Statement).
10.5   --   Employment Agreement dated February 5, 1997 between Carey
            Davis and the Company (incorporated by reference to the
            Company's 1999 Registration Statement).
10.6   --   Employment Agreement dated as of October 25, 1999, by and
            between the Company and Joseph A. Garcia (incorporated by
            reference to the Company's 1999 Registration Statement).
10.7   --   Employment Agreement dated as of October 25, 1999, by and
            between the Company and Luis Diaz-Albertini (incorporated by reference to the Company's 1999 Registration Statement).
10.8   --   Employment Agreement, dated April 1, 1999, between Spanish
            Broadcasting System of Greater Miami, Inc. and Jesus Salas
            (incorporated by reference to the Company's 1999
            Registration Statement).
10.9   --   Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).
10.10  --   1994 Stock Option Plan of the Company (incorporated by
            reference to Exhibit 10.4 of the 1994 Registration
            Statement).
10.11  --   Ground Lease dated December 18, 1995 between Louis Viola
            Company and SBS-J (incorporated by reference to the 1996
            Current Report).
10.12  --   Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by
            reference to the 1996 Current Report).
10.13  --   Lease and License Agreement dated February 1, 1991 between
            Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the
            1994 Registration Statement).
10.14  --   Modification of Lease and License dated June 30, 1992
            between Empire State Building Company and SBS-NY related to
            WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the
            1994 Registration Statement).
10.15  --   Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.16  --   Promissory Note, dated as of December 31, 1995 of Raul
            Alarcon, Sr. to SBS-NJ in the principal amount of $577,323
            (incorporated by reference to Exhibit 10.26 to the Company's
            1995 Annual Report on Form 10-K).
10.17  --   Promissory Note, dated as of December 31, 1995 of Raul
            Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913
            (incorporated by reference to Exhibit 10.27 to the Company's
            1995 Annual Report on Form 10-K).
10.18  --   Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr.,
            Raul Alarcon, Jr., and SBS-Fla (incorporated by reference to
            Exhibit 10.30 of the 1994 Registration Statement).
10.19  --   Indenture dated October 12, 1988 between Alarcon Holdings,
            Inc. and SBS-NJ related to the studio located at 26 West
            56th Street, NY, NY (incorporated by reference to Exhibit
            10.32 of the 1994 Registration Statement).
10.20  --   Agreement of Lease dated as of March 1, 1996. No.
            WT-174-A119 1067 between The Port Authority of New Jersey
            and SBS-GNY as assignee of Park Radio (incorporated by
            reference to the 1996 Current Report).
10.21  --   Asset Purchase Agreement dated as of July 2, 1997, by and
            between Spanish Broadcasting System, Inc. (New Jersey),
            Spanish Broadcasting System of California, Inc., Spanish
            Broadcasting System of Florida, Inc., Spanish Broadcasting
            System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company's Registration
            Statement on Form S-4 (Commission File No. 333-26295)).

10.22  --   Amendment No. 1 dated as of September 29, 1997 to the Asset
            Purchase Agreement dated as of July 2, 1997, by and between
            Spanish Broadcasting System, Inc. (New Jersey), Spanish
            Broadcasting System of California, Inc., Spanish
            Broadcasting System of Florida, Inc., Spanish Broadcasting
            System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company's Registration Statement on Form
            S-1, dated January 21, 1999 (Commission File No.
            333-29449)).
10.23  --   Promissory Note dated July 16, 1997 of Raul Alarcon, Jr. to the Company in the principal amount of $1,050,229.63
            (incorporated by reference to Exhibit 10.63 of the Company's
            Registration Statement on Form S-4 (Commission File No.
            333-26295)).
10.24  --   Asset Purchase Agreement dated January 28, 1998 by and
            between Spanish Broadcasting System of San Antonio, Inc. and
            Radio KRIO, Ltd. (incorporated by reference to the Company's
            Form 10-Q dated February 12, 1998).
10.25  --   Asset Purchase Agreement dated June 16, 1998 by and between
            Spanish Broadcasting System of Puerto Rico, Inc. and Pan
            Caribbean Broadcasting Corporation (incorporated by
            reference to the Company's Form 10-Q dated July 12, 1998).
10.26  --   Extension of lease of a Condominium Unit (Metropolitan Tower
            Condominium) between Raul Alarcon, Jr. ("Landlord") and
            Spanish Broadcasting System, Inc. ("Tenant") (incorporated by reference to the Company's 1998 Annual Report on Form
            10-K).
10.27  --   Asset Purchase Agreement dated January 8, 1999 by and
            between Spanish Broadcasting System of Puerto Rico, Inc. and
            Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc.
            (incorporated by reference to the Company's Registration
            Statement on Form S-1, dated January 21, 1999).
10.28  --   Stock Purchase Agreement among JuJu Media, Inc., each of the individual sellers, and Spanish Broadcasting System, Inc., dated April 26, 1999 (incorporated by reference to the
            Company's 1999 Registration Statement).
10.29  --   Asset Purchase Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc.,
            and Pablo Raul Alarcon, Sr. (incorporated by reference to
            the Company's 1999 Registration Statement).
10.30  --   Indemnification Agreement with Raul Alarcon, Jr. dated as of
            November 2, 1999 (incorporated by reference to the 1999
            Current Report).
10.31  --   Indemnification Agreement with Roman Martinez IV dated as of
            November 2, 1999 (incorporated by reference to the 1999
            Current Report).
10.32  --   Indemnification Agreement with Jason L. Shrinsky dated as of
            November 2, 1999 (incorporated by reference to the 1999
            Current Report).
10.33  --   Spanish Broadcasting System 1999 Stock Option Plan
            (incorporated by reference to the Company's 1999
            Registration Statement).
10.34  --   Spanish Broadcasting System 1999 Company Stock Option Plan
            for Nonemployee Directors (incorporated by reference to the
            Company's 1999 Registration Statement).
10.35  --   Time Brokerage Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc. and
            Pablo Raul Alarcon, Sr. (incorporated by reference to the
            Company's 1999 Registration Statement).
10.36  --   Form of Lock-Up Letter Agreement (incorporated by reference in the Company's 1999 Registration Statement).
10.37  --   Form of Option Grant not under Stock Option Plans
            (incorporated by reference to the Company's 1999
            Registration Statement).
10.38  --   Option Grant not under the Stock Option Plans with Arnold
            Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

    10.39  --         Stock Purchase Agreement, dated as of May 8, 2000, by and among Rodriguez Communications, Inc., a
                      Delaware corporation, each of the Stockholders identified therein and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 of the Company's Amended Quarterly
                      Report on Form 10-Q/A, dated August 11, 2000 (the "Company's Amended Quarterly Report")).
    10.40  --         Asset Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to
                      Exhibit 10.2 of the Company's Amended Quarterly Report).
    10.41  --         Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a
                      Delaware corporation (incorporated by reference to Exhibit 10.2 of the Company's Amended Quarterly
                      Report).
    10.42  --         Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San
                      Antonio, Inc., a Delaware corporation and Spanish Broadcasting System, Inc., a Delaware corporation
                      (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q, dated August
                      9, 2000 (the "Company's 2000 Quarterly Report")).
    10.43  --         Credit Agreement, dated as of May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, Rodriguez Communications, Inc., a Delaware corporation, RCI (Alameda) Acquisition, Inc., a
                      Delaware corporation, the Guarantors named therein and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report).
    10.44  --         Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper, Inc., as administrative agent.
    10.45  --         Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6,
                      2000.
    10.46  --         Employment Agreement dated December 7, 2000, between Joseph Garcia and the Company.
    10.47  --         Employment Agreement dated August 31, 2000, between William Tanner and the Company.
    10.48  --         Employment Agreement dated February 16, 2000, between Juan A. Garcia and the Company.
    10.49  --         Deed of Constitution of Mortgage, Cadera Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya
                      Puerto Rico, as Mortgagee.
    10.50  --         Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000.
    10.51  --         First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000
    10.52  --         Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the
                      Foursquare Gospel and the Company.
    21.1   --         List of Subsidiaries of the Company.
    27.1   --         Financial Data Schedule.

  (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K dated November 27, 2000, which reported that:

          (1) On May 8, 2000, the Company entered into a stock purchase agreement, by and among Rodriguez Communications, Inc. ("RCI"), each of the stockholders of RCI identified on Annex I thereto, and the Company, to purchase all of the outstanding capital stock of RCI; and an Asset Purchase Agreement, by and between New World Broadcasters Corp. ("New World"), to purchase radio station KTCY-FM in Texas (the "KTCY").

          (2) On November 10, 2000, the Company completed the purchase of KTCY and all of the outstanding capital stock of RCI; in consideration for which SBS paid to RCI, the shareholders of RCI and New World, total consideration of $165.2 million, consisting of $43.5 million of SBS's Class A common stock and $121.7 million in cash.

     The Company filed a report on Form 8-K dated December 8, 2000, which reported that:

          (1) The annual meeting of the shareholders (the "Meeting") of the Company, is to be held on February 9, 2001. Shareholder proposals to be presented at the Meeting are required to be received by the Company no later than December 29, 2000 to be included in the Company's Proxy Statement for the Meeting.

          (2) If the Company is not notified of a stockholder proposal by December 29, 2000, then the management proxies may have discretion to vote against such stockholder proposal, even though such proposal is not discussed in the proxy statement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of December, 2000.

                                          SPANISH BROADCASTING SYSTEM, INC.

                                          By: /s/   RAUL ALARCON, JR.
                                            ------------------------------------
                                          Name: Raul Alarcon, Jr.
                                          Title: Chairman of the Board of
                                                 Directors,
                                             Chief Executive Officer and
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SBS in the capacities indicated on the 26th day of December, 2000.

                     SIGNATURE
                     ---------
               /s/ RAUL ALARCON, JR.                 Chairman of the Board of Directors, Chief
---------------------------------------------------    Executive Officer and President (principal
                 Raul Alarcon, Jr.                     executive officer)

               /s/ JOSEPH A. GARCIA                  Executive Vice President, Chief Financial
---------------------------------------------------    Officer, and Secretary (principal financial and
                 Joseph A. Garcia                      accounting officer)

            /s/ PABLO RAUL ALARCON, SR.              Director
---------------------------------------------------
              Pablo Raul Alarcon, Sr.

                 /s/ JOSE GRIMALT                    Director
---------------------------------------------------
                   Jose Grimalt

               /s/ ROMAN MARTINEZ IV                 Director
---------------------------------------------------
                 Roman Martinez IV

               /s/ JASON L. SHRINSKY                 Director
---------------------------------------------------
                 Jason L. Shrinsky

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the additional registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of December, 2000.

                                          EACH OF THE ADDITIONAL
                                          REGISTRANTS LISTED
                                          ON THE TABLE OF
                                          ADDITIONAL REGISTRANTS

                                          By: /s/   RAUL ALARCON, JR.
                                            ------------------------------------
                                          Name: Raul Alarcon, Jr.
                                          Title: Chief Executive Officer and
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SBS in the capacities indicated on the 26th day of December, 2000.

                     SIGNATURE
                     ---------
               /s/ RAUL ALARCON, JR.                 Chairman of the Board of Directors, Chief
---------------------------------------------------    Executive Officer and President (principal
                 Raul Alarcon, Jr.                     executive officer)

               /s/ JOSEPH A. GARCIA                  Executive Vice President, Chief Financial Officer
---------------------------------------------------    and Secretary (principal financial and
                 Joseph A. Garcia                      accounting officer), and a director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
     3.1  --   Third Amended and Restated Certificate of Incorporation of
               the Company, dated September 29, 1999 (incorporated by
               reference to the Company's 1999 Registration Statement on
               Form S-1 (Commission File No. 333-85499) (the "1999
               Registration Statement")) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company's Current Report on
               Form 8-K, dated March 25, 1996 (the "1996 Current Report")).
     3.2  --   Certificate of Amendment to the Third Amended and Restated
               Certificate of Incorporation of the Company, dated September
               29, 1999 (incorporated by reference to the Company's 1999
               Registration Statement).
     3.3  --   Amended and Restated By-Laws of the Company (incorporated by reference to the Company's 1999 Registration Statement).
     4.1  --   Article V of the Third Amended and Restated Certificate of
               Incorporation of the Company, dated September 29, 1999
               (incorporated by reference to the Company's 1999
               Registration Statement) (see Exhibit 3.1).
     4.2  --   Certificate of Designation filed as Exhibit A to the Third
               Amended and Restated Certificate of Incorporation of the
               Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit
               3.1).
     4.3  --   Indenture dated June 29, 1994 among the Company, IBJ
               Schroder Bank & Trust Company, as Trustee, the Guarantors
               named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994
               Registration Statement on Form S-4, the "1994 Registration
               Statement").
     4.4  --   First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
               Company, as Trustee (incorporated by reference to the 1996
               Current Report).
     4.5  --   Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
               Company, as Trustee (incorporated by reference to the 1996
               Current Report).
     4.6  --   Supplemental Indenture dated as of October 21, 1999 to the
               Indenture dated as of June 29, 1994 among the Company, the
               Guarantors named therein and IBJ Schroder Bank & Trust
               Company, as Trustee (incorporated by reference to the
               Company's 1999 Registration Statement).
     4.7  --   Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated
               November 2, 1999 (incorporated by reference to the Current
               Report on Form 8-K dated November 2, 1999 (the "1999 Current
               Report")).
     4.8  --   Form of stock certificate for the Class A Common Stock of
               the Company (incorporated by reference to the Company's 1999
               Registration Statement).
    10.1  --   Warrant Agreement dated as of March 15, 1997 among the
               Company and IBJ Schroder Bank & Trust Company, as Warrant
               Agent (incorporated by reference to the 1996 Current
               Report).
    10.2  --   National Radio Sales Representation Agreement dated as of
               February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current
               Report).

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
    10.3  --   Common Stock Registration Rights and Stockholders Agreement
               dated as of June 29, 1994 among the Company, certain
               Management Stockholders named therein (incorporated by
               reference to the 1994 Registration Statement).
    10.4  --   Amended and Restated Employment Agreement dated as of
               October 25, 1999, by and between the Company and Raul
               Alarcon, Jr. (incorporated by reference to the Company's
               1999 Registration Statement).
    10.5  --   Employment Agreement dated February 5, 1997 between Carey
               Davis and the Company (incorporated by reference to the
               Company's 1999 Registration Statement).
    10.6  --   Employment Agreement dated as of October 25, 1999, by and
               between the Company and Joseph A. Garcia (incorporated by
               reference to the Company's 1999 Registration Statement).
    10.7  --   Employment Agreement dated as of October 25, 1999, by and
               between the Company and Luis Diaz-Albertini (incorporated by reference to the Company's 1999 Registration Statement).
    10.8  --   Employment Agreement, dated April 1, 1999, between Spanish
               Broadcasting System of Greater Miami, Inc. and Jesus Salas
               (incorporated by reference to the Company's 1999
               Registration Statement).
    10.9  --   Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).
    10.10 --   1994 Stock Option Plan of the Company (incorporated by
               reference to Exhibit 10.4 of the 1994 Registration
               Statement).
    10.11 --   Ground Lease dated December 18, 1995 between Louis Viola
               Company and SBS-J (incorporated by reference to the 1996
               Current Report).
    10.12 --   Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by
               reference to the 1996 Current Report).
    10.13 --   Lease and License Agreement dated February 1, 1991 between
               Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the
               1994 Registration Statement).
    10.14 --   Modification of Lease and License dated June 30, 1992
               between Empire State Building Company and SBS-NY related to
               WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the
               1994 Registration Statement).
    11.15 --   Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
    10.16 --   Promissory Note, dated as of December 31, 1995 of Raul
               Alarcon, Sr. to SBS-NJ in the principal amount of $577,323
               (incorporated by reference to Exhibit 10.26 to the Company's
               1995 Annual Report on Form 10-K).
    10.17 --   Promissory Note, dated as of December 31, 1995 of Raul
               Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913
               (incorporated by reference to Exhibit 10.27 to the Company's
               1995 Annual Report on Form 10-K).
    10.18 --   Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr.,
               Raul Alarcon, Jr., and SBS-Fla (incorporated by reference to
               Exhibit 10.30 of the 1994 Registration Statement).
    10.19 --   Indenture dated October 12, 1988 between Alarcon Holdings,
               Inc. and SBS-NJ related to the studio located at 26 West
               56th Street, NY, NY (incorporated by reference to Exhibit
               10.32 of the 1994 Registration Statement).

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
    10.20 --   Agreement of Lease dated as of March 1, 1996. No.
               WT-174-A119 1067 between The Port Authority of New Jersey
               and SBS-GNY as assignee of Park Radio (incorporated by
               reference to the 1996 Current Report).
    10.21 --   Asset Purchase Agreement dated as of July 2, 1997, by and
               between Spanish Broadcasting System, Inc. (New Jersey),
               Spanish Broadcasting System of California, Inc., Spanish
               Broadcasting System of Florida, Inc., Spanish Broadcasting
               System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company's Registration
               Statement on Form S-4 (Commission File No. 333-26295)).
    10.22 --   Amendment No. 1 dated as of September 29, 1997 to the Asset
               Purchase Agreement dated as of July 2, 1997, by and between
               Spanish Broadcasting System, Inc. (New Jersey), Spanish
               Broadcasting System of California, Inc., Spanish
               Broadcasting System of Florida, Inc., Spanish Broadcasting
               System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company's Registration Statement on Form
               S-1, dated January 21, 1999 (Commission File No.
               333-29449)).
    10.23 --   Promissory Note dated July 16, 1997 of Raul Alarcon, Jr. to the Company in the principal amount of $1,050,229.63
               (incorporated by reference to Exhibit 10.63 of the Company's
               Registration Statement on Form S-4 (Commission File No.
               333-26295)).
    10.24 --   Asset Purchase Agreement dated January 28, 1998 by and
               between Spanish Broadcasting System of San Antonio, Inc. and
               Radio KRIO, Ltd. (incorporated by reference to the Company's
               Form 10-Q dated February 12, 1998).
    10.25 --   Asset Purchase Agreement dated June 16, 1998 by and between
               Spanish Broadcasting System of Puerto Rico, Inc. and Pan
               Caribbean Broadcasting Corporation (incorporated by
               reference to the Company's Form 10-Q dated July 12, 1998).
    10.26 --   Extension of lease of a Condominium Unit (Metropolitan Tower
               Condominium) between Raul Alarcon, Jr. ("Landlord") and
               Spanish Broadcasting System, Inc. ("Tenant") (incorporated by reference to the Company's 1998 Annual Report on Form
               10-K).
    10.27 --   Asset Purchase Agreement dated January 8, 1999 by and
               between Spanish Broadcasting System of Puerto Rico, Inc. and
               Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc.
               (incorporated by reference to the Company's Registration
               Statement on Form S-1, dated January 21, 1999).
    10.28 --   Stock Purchase Agreement among JuJu Media, Inc., each of the individual sellers, and Spanish Broadcasting System, Inc., dated April 26, 1999 (incorporated by reference to the
               Company's 1999 Registration Statement).
    10.29 --   Asset Purchase Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc.,
               and Pablo Raul Alarcon, Sr. (incorporated by reference to
               the Company's 1999 Registration Statement).
    10.30 --   Indemnification Agreement with Raul Alarcon, Jr. dated as of
               November 2, 1999 (incorporated by reference to the 1999
               Current Report).
    10.31 --   Indemnification Agreement with Roman Martinez IV dated as of
               November 2, 1999 (incorporated by reference to the 1999
               Current Report).
    10.32 --   Indemnification Agreement with Jason L. Shrinsky dated as of
               November 2, 1999 (incorporated by reference to the 1999
               Current Report).
    10.33 --   Spanish Broadcasting System 1999 Stock Option Plan
               (incorporated by reference to the Company's 1999
               Registration Statement).
    10.34 --   Spanish Broadcasting System 1999 Company Stock Option Plan
               for Nonemployee Directors (incorporated by reference to the
               Company's 1999 Registration Statement).

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
    10.35 --   Time Brokerage Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc. and
               Pablo Raul Alarcon, Sr. (incorporated by reference to the
               Company's 1999 Registration Statement).
    10.36 --   Form of Lock-Up Letter Agreement (incorporated by reference in the Company's 1999 Registration Statement).
    10.37 --   Form of Option Grant not under Stock Option Plans
               (incorporated by reference to the Company's 1999
               Registration Statement).
    10.38 --   Option Grant not under the Stock Option Plans with Arnold
               Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
    10.39 --   Stock Purchase Agreement, dated as of May 8, 2000, by and
               among Rodriguez Communications, Inc., a Delaware
               corporation, each of the Stockholders identified therein and
               Spanish Broadcasting System, Inc., a Delaware corporation
               (incorporated by reference to Exhibit 10.1 of the Company's
               Amended Quarterly Report on Form 10-Q/ A, dated August 11,
               2000 (the "Company's Amended Quarterly Report")).
    10.40 --   Asset Purchase Agreement, dated as of May 8, 2000, by and
               between New World Broadcasters Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware
               corporation (incorporated by reference to Exhibit 10.2 of
               the Company's Amended Quarterly Report).
    10.41 --   Stock Purchase Agreement, dated as of May 8, 2000, by and
               between New World Broadcasters Corp., a Texas corporation,
               910 Broadcasting Corp., a Texas corporation, and Spanish
               Broadcasting System, Inc., a Delaware corporation
               (incorporated by reference to Exhibit 10.2 of the Company's
               Amended Quarterly Report).
    10.42 --   Time Brokerage Agreement, dated May 8, 2000, by and among,
               New World Broadcasters Corp., a Texas corporation, 910
               Broadcasting Corp., a Texas corporation, and Spanish
               Broadcasting System of San Antonio, Inc., a Delaware
               corporation and Spanish Broadcasting System, Inc., a
               Delaware corporation (incorporated by reference to Exhibit
               10.5 of the Company's Quarterly Report on Form 10-Q, dated
               August 9, 2000 (the "Company's 2000 Quarterly Report")).
    10.43 --   Credit Agreement, dated as of May 8, 2000, by and among, New
               World Broadcasters Corp., a Texas corporation, Rodriguez
               Communications, Inc., a Delaware corporation, RCI (Alameda)
               Acquisition, Inc., a Delaware corporation, the Guarantors
               named therein and Spanish Broadcasting System, Inc., a
               Delaware corporation (incorporated by reference to Exhibit
               10.6 of the Company's Quarterly Report).
    10.44 --   Credit Agreement, dated as of July 6, 2000, among Spanish
               Broadcasting System, Inc., a Delaware corporation, the
               several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman
               Commercial Paper, Inc., as administrative agent.
    10.45 --   Guarantee and Collateral Agreement made by Spanish
               Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative
               Agent, dated as of July 6, 2000.
    10.46 --   Employment Agreement dated December 7, 2000, between Joseph
               Garcia and the Company.
    10.47 --   Employment Agreement dated August 31, 2000, between William
               Tanner and the Company.
    10.48 --   Employment Agreement dated February 16, 2000, between Juan
               A. Garcia and the Company.

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
    10.49 --   Deed of Constitution of Mortgage, Cadera Estereotempo, Inc.,
               as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as
               Mortgagee.
    10.50 --   Lease Agreement by and between the Company and Irradio
               Holdings, Ltd. made as of December 14, 2000.
    10.51 --   First Addendum to Lease between the Company and Irradio
               Holdings, Ltd. as of December 14, 2000.
    10.52 --   Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the Foursquare Gospel and
               the Company.
    21.1  --   List of Subsidiaries of the Company.
    27.1  --   Financial Data Schedule.