Form 10-K/A
period 2000-09-24
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM INC /NJ/; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC
filed 2001-01-24
CIK 927720, 927721, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                AMENDMENT NO. 1

                                       TO

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

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                      PRIMARY STANDARD
                                                    STATE OR OTHER       INDUSTRIAL      I.R.S. EMPLOYER
                                                    JURISDICTION OF    CLASSIFICATION    IDENTIFICATION
NAME                                                 INCORPORATION         NUMBER            NUMBER
----                                                ---------------   ----------------   ---------------
Spanish Broadcasting System of California,
  Inc. ...........................................   California             4832           92-3952357
Spanish Broadcasting System Network, Inc..........    New York              4899           13-3511101
SBS Promotions, Inc...............................    New York              7999           13-3456128
SBS Funding, Inc..................................    Delaware              4832           52-6999475
Alarcon Holdings, Inc.............................    New York              6512           13-3475833
SBS of Greater New York, Inc......................    New York              4832           13-3888732
Spanish Broadcasting System of Florida, Inc.......     Florida              4832           58-1700848
Spanish Broadcasting System of Greater Miami,
  Inc.............................................    Delaware              4832           65-0774450
Spanish Broadcasting System of Puerto Rico,
  Inc. ...........................................    Delaware              4832           52-2139546
Spanish Broadcasting System, Inc..................   New Jersey             4832           13-3181941
Spanish Broadcasting System of Illinois, Inc......    Delaware              4832           36-4174296
Spanish Broadcasting System of San Antonio,
  Inc.............................................    Delaware              4832           65-0820776
Spanish Broadcasting System of Puerto Rico,
  Inc. ...........................................   Puerto Rico            4832           66-0564244

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I    ............................................................    1
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................   19
ITEM 3.   LEGAL PROCEEDINGS...........................................   19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   19
PART II   ............................................................   19
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   19
ITEM 6.   SELECTED FINANCIAL DATA.....................................   21
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   30
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   30
PART III  ............................................................   30
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   30
ITEM 11.  EXECUTIVE COMPENSATION......................................   33
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   41
PART IV   ............................................................   42
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................   42

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

     - American Contemporary Hits. The American Contemporary Hits format consists of popular music released within the last year. This format also tends to play a variety of music styles including Rock/ Pop/Dance or R&B/Rap/Dance and is mostly rhythmic in nature.

     - American 80's Hits. The American 80's Hits format consists of the top American chart hits from the 1980's.

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

PUERTO RICO

     The Puerto Rico market is the twenty-seventh largest radio market in terms of advertising revenues which are projected to be $115.8 million in 2000. In 2000, the Puerto Rico market had the second largest U.S. Hispanic population, with approximately 3.9 million Hispanics, which we believe is approximately 99.6% of the Puerto Rico market's total population. Puerto Rico experienced annual radio revenue growth of 5.4% between 1992 and 1998, and radio revenue in Puerto Rico is expected to continue growing at an annual rate of 5.7% between 1999 and 2002.

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

ITEM 2.  PROPERTIES

     As of December 1, 2000, we relocated our corporate headquarters to Coconut Grove, Florida to a building owned by Mr. Alarcon, Jr. We entered into a ten year lease with Irradio Holdings Ltd., a Florida limited partnership. See "Item
13. Certain Relationships and Related Transactions." The types of properties required to support each of our radio stations include offices, broadcasting studios and antenna towers where broadcasting transmitters and antenna equipment are located. We own the building housing the office and studios in New York for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM. Additionally, we own a separate building in Los Angeles that we previously used as the office for our Los Angeles operations. We own the auxiliary transmitter site for KSAH-AM in Universal City, Texas and we lease all of our other transmitter sites, with lease terms that expire between 2000 and 2035, assuming all renewal options are exercised. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry. The studios and offices of our Miami and South Florida stations are currently located in leased facilities with lease terms that expire in 2012. See "Item 13. Certain Relationships and Related Transactions." We lease the office and studio facilities for our stations in Chicago, Dallas, Oakland, San Antonio and Puerto Rico.

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

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                              9/29/96       9/28/97       9/27/98       9/26/99       9/24/00
                                            -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Gross revenues............................  $    55,338   $    67,982   $    86,766   $   111,233   $   141,468
Less: agency commissions..................        6,703         7,972        10,623        13,882        18,800
                                            -----------   -----------   -----------   -----------   -----------
Net revenues..............................       48,635        60,010        76,143        97,351       122,668
Station operating expenses(1).............       27,876        31,041        39,520        44,620        57,555
Corporate expenses........................        3,748         5,595         6,893        10,636        20,730
Depreciation and amortization.............        4,556         7,619         8,877         9,906        13,126
                                            -----------   -----------   -----------   -----------   -----------
  Operating income........................       12,455        15,755        20,853        32,189        31,257
Interest expense, net(2)..................      (16,533)      (22,201)      (20,860)      (21,178)      (19,495)
Other income (expense), net(3)............       (1,574)         (791)         (213)         (749)         (302)
Gain on sale of AM stations...............           --        36,242            --            --            --
                                            -----------   -----------   -----------   -----------   -----------
  Income (loss) before income taxes and
    extraordinary items...................       (5,652)       (7,237)       36,022        10,262        11,460
Income tax expense (benefit)..............       (1,166)       (2,715)       15,624         4,445         4,915
                                            -----------   -----------   -----------   -----------   -----------
Income (loss) before extraordinary
  items...................................       (4,486)       (4,522)       20,398         5,817         6,545
Extraordinary (loss) net of income
  taxes(4)................................           --        (1,647)       (1,613)           --      ( 17,151)
                                            -----------   -----------   -----------   -----------   -----------
  Net income (loss).......................  $    (4,486)  $    (6,169)  $    18,785   $     5,817   $   (10,606)
                                            ===========   ===========   ===========   ===========   ===========
Dividends on preferred stock..............       (2,994)      (17,044)      (30,270)      (34,749)      (28,372)
                                            -----------   -----------   -----------   -----------   -----------
  Net income (loss) applicable to common
    stock.................................  $    (7,480)  $   (23,213)  $   (11,485)  $   (28,932)  $   (38,978)
                                            ===========   ===========   ===========   ===========   ===========
Dividends per share on common stock.......  $        --   $        --   $      0.11   $        --   $        --
                                            ===========   ===========   ===========   ===========   ===========
Earnings (loss) per common share:
  Basic (before extraordinary items)......  $     (0.25)  $     (0.71)  $     (0.33)  $     (0.86)        (0.38)
  Diluted (before extraordinary items)....        (0.25)        (0.71)        (0.33)        (0.86)        (0.38)
  Basic...................................        (0.25)        (0.77)        (0.38)        (0.86)        (0.67)
  Diluted.................................        (0.25)        (0.77)        (0.38)        (0.86)        (0.67)
Weighted average common shares
  outstanding(8):
  Basic...................................   30,333,400    30,333,400    30,333,400    33,584,576    58,162,671
  Diluted.................................   30,333,400    30,333,400    30,333,400    33,584,576    58,162,671

                                                                     FISCAL YEAR ENDED
                                            -------------------------------------------------------------------
                                              9/29/96       9/28/97       9/27/98       9/26/99       9/24/00
                                            -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents.................  $     5,468   $    12,288   $    37,642   $    16,975        59,559
Total assets..............................      176,860       334,367       351,034       365,681       634,691
Total debt (including current portion)....      135,914       183,013       171,126       172,486       304,664
Preferred stock...........................       35,939       171,262       201,368       235,918            --
Total stockholders' (deficiency) equity...       (3,569)      (32,047)      (46,193)      (75,122)      274,465
OTHER FINANCIAL DATA:
Broadcast cash flow(5)....................  $    20,759   $    28,969   $    36,623   $    52,731   $    65,113
Broadcast cash flow margin................         42.7%         48.3%         48.1%         54.2%         53.1%
EBITDA(6).................................       17,011        23,374        29,730        42,095        44,383
After-tax cash flow(7)....................           70         3,097         7,530        15,723        19,671
Capital expenditures......................        3,811         2,022         1,645         2,100         3,793
Net cash provided by operating
  activities..............................        8,813         6,386        10,923        20,782        28,672
Net cash provided by (used in) investing
  activities..............................      (90,195)     (144,358)       32,190       (38,384)     (205,050)
Net cash provided by (used in) financing
  activities..............................       69,034       144,792       (17,758)       (3,065)      218,962

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

REVENUES

     Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenues are affected primarily by the advertising rates that our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on (1) a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by periodic reports developed by Arbitron(R), (2) the number of radio stations in the market competing for the same demographic groups, and (3) the supply of and demand for radio advertising time. Advertising rates fluctuate daily and are generally highest during the morning and afternoon commuting hours. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our second fiscal quarter (January through March) generally produces the lowest net broadcasting revenue for the year because of normal post-holiday decreases in advertising expenditures.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     Net Revenues. Our net revenues were $122.7 million for fiscal year 2000, compared to $97.4 million for fiscal year 1999, an increase of $25.3 million or 26.0%. The increase was primarily attributable to the inclusion of operating results of certain of our Puerto Rico stations, which we purchased from AMFM Operating Inc. ("AMFM") in January, that had not yet been acquired during the same period in fiscal year 1999. Additionally, our net revenues increased due to higher advertising rates, as advertisers continue to be attracted to the Spanish-language market.

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

     Net cash flows provided by operating activities were $28.7 million, $20.8 million and $10.9 million for fiscal years 2000, 1999, and 1998, respectively. Changes in our net cash flows from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the acquisition and disposition of stations during those periods, as well as changes in corporate expenses which included a non-recurring severance payment of $10.2 million for the benefit of certain retiring executives in fiscal year 2000.

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

     In 1999 we performed various analysis of potential problems related to the year 2000 issue. Internally, we bear some risks in the following areas: computer hardware and software for our accounting and administrative functions, computer-controlled programming of music and the transmission of our signals. Externally, we are at risk, like most companies, of losing power and phone lines. As of December 20, 2000, we spent $0.1 million to upgrade/replace non-compliant systems and equipment.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is expected to be effective for our fiscal year ending September 30, 2001. Management does not believe that the adoption of SFAS No. 133 will have a significant impact on our consolidated financial statements.

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

NAME                             AGE                         POSITION WITH SBS
----                             ---                         -----------------
Raul Alarcon, Jr. .............   44  Chairman of the Board of Directors, Chief Executive Officer and
                                      President
Pablo Raul Alarcon, Sr. .......   74  Chairman Emeritus and Director
Jose Grimalt...................   72  Secretary Emeritus and Director
Joseph A. Garcia...............   55  Chief Financial Officer, Executive Vice President and Secretary
Luis Diaz-Albertini............   49  Vice President/Group Sales
Jesus Salas....................   25  Vice President of Programming
Roman Martinez IV..............   52  Director
Jason L. Shrinsky..............   63  Director
William Tanner.................   56  Executive Vice President of Programming
Juan A. Garcia.................   33  Vice President of Finance and Strategic Planning

     RAUL ALARCON, JR. has been President and a director since October 1985 and Chief Executive Officer since June 1994. On November 2, 1999, Mr. Alarcon, Jr. became Chairman of the Board of Directors and continues as our Chief Executive Officer and President. Mr. Alarcon, Jr. joined SBS as a sales manager in 1983. Mr. Alarcon, Jr. is responsible for our long-range strategic planning and was instrumental in the acquisition and financing of each of our radio stations as well as our initial public offering. Mr. Alarcon, Jr. is the son of Mr. Alarcon, Sr. and the son-in-law of Mr. Grimalt.

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

     JOSE GRIMALT has been a member of our board of directors and Secretary since 1986. On November 2, 1999, Mr. Grimalt became Secretary Emeritus. From 1969 to 1986, Mr. Grimalt owned and operated Spanish-language station WLVH-FM in Hartford, Connecticut. In 1984, Mr. Grimalt became a stockholder and the President of SBS's California subsidiary which operated KXMG-AM in Los Angeles. Mr. Grimalt is Mr. Alarcon, Jr.'s father-in-law.

     JOSEPH A. GARCIA has been Chief Financial Officer since 1994, Executive Vice President since 1996 and Secretary since November 2, 1999. Before joining SBS in 1984, Mr. Garcia spent thirteen years in financial positions with Philip Morris and Revlon, where he was Manager of Financial Planning for Revlon -- Latin America.

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

     ROMAN MARTINEZ IV became one of our directors on November 2, 1999. Mr. Martinez is a Managing Director for the investment banking firm of Lehman Brothers Inc. where he has held this title since 1978. Mr. Martinez has been an investment banker advising corporations on financings, mergers and acquisitions and related financial matters since 1971. Mr. Martinez sits on the Board of Governors of New York Presbyterian Healthcare System, Inc. and on the Board of Directors of the International Rescue Committee. Lehman Brothers Inc. acts and has acted as financial advisor to us in connection with our financings and one of our acquisitions in fiscal year 2000. An affiliate of Lehman Brothers Inc., Lehman Commercial Paper Inc., acted as administrative agent in connection with our senior credit facilities. See "Item 13. Certain Relationships and Related Transactions."

     JASON L. SHRINSKY became one of our directors on November 2, 1999. Mr. Shrinsky is a partner of the law firm of Kaye, Scholer, Fierman, Hays & Handler, LLP, where he has been a partner since 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye, Scholer, Fierman, Hays & Handler, LLP has served as our counsel for more than 16 years. See "Item 13. Certain Relationships and Related Transactions."

     JUAN A. GARCIA served as Vice President of Finance and Strategic Planning from February 1, 2000 to November 24, 2000. Prior to joining us, Mr. Garcia worked as an investment banker at Lehman Brothers Inc. where he began as an associate in September 1995 and became Vice President in 1999.

     WILLIAM TANNER has served as our Executive Vice President of Programming since September 1, 2000. Prior to joining us Mr. Tanner was the Vice President of Programming at Hispanic Broadcasting Corporation for six years.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors maintains an Audit Committee whose members are Roman Martinez IV and Jason L. Shrinsky.

     Our board of directors also maintains a Compensation Committee, whose members consist of Raul Alarcon, Jr., Roman Martinez IV and Jason L. Shrinsky. Mr. Alarcon, Jr. is our Chairman of the Board, Chief Executive Officer and President. The Compensation Committee met on November 13, 2000 to review certain compensation items for fiscal years 2000 and 2001. Arrangements for our key employees for fiscal year 2000 were determined prior to the creation of the Compensation Committee, which was organized after the completion of our initial public offering on November 2, 1999. See "Certain Relationships and Related Transactions."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's securities with the SEC. Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received or written representations from the Reporting Persons, the Company believes that with respect to the fiscal year ended September 24, 2000, all the Reporting Persons complied with all applicable filing requirements, except that: (1) on November 8, 1999, Luis Diaz-Albertini filed a Form 3 due on October 27, 1999 to report his ownership of options to purchase shares of the Company's Class A Common Stock; (2) on January 10, 2000, Mr. Diaz-Albertini filed a Form 4 due on November 10, 1999 to report his purchase of shares of the Company's Class A Common Stock; (3) on January 9, 2001, Mr. Diaz-Albertini filed an amended Form 4 for October 1999 to report his ownership of options to purchase shares of the Company's Class A Common Stock and to correct the reported vesting schedule for such options reported on his Form 3 filed on November 8, 1999; (4) on January 9, 2001, Mr. Diaz-Albertini filed an amended Form 3 to redact his prior report of ownership of options to purchase shares of the Company's Class A Common Stock reported on Form 3 filed on November 8, 1999; (5) on January 19, 2001, Jason L. Shrinsky filed an amended Form 3, to amend his Form 3 filed on November 12, 1999, to report his ownership of 15,000 shares of the Company's Class A Common Stock which he owns jointly with his spouse and to correct the reported vesting schedule for his options to purchase shares of the Company's Class A Common Stock; (6) on January 10, 2001, William Tanner filed a Form 3 due on September 10, 2000; and (7) on January 10, 2001, William Tanner filed a Form 4 due on September 10, 2000 to report, among other transactions, his ownership of options to purchase 218,552 shares of the Company's Class A Common Stock which were not granted by the Compensation Committee of the Board of Directors until January 2001, but which Mr. Tanner was entitled to receive as of August 31, 2000, pursuant to his employment agreement.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries, in all capacities during the fiscal years 2000, 1999 and 1998, by our Chief Executive Officer and President and our next four highest paid executive officers at September 24, 2000, whose total annual salary and bonus exceeded $100,000. On November 2, 1999, Mr. Alarcon, Sr. ceased being a salaried executive of SBS and retired effective December 31, 1999. He remains as a member of our board of directors.

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG TERM
                                                                                                   COMPENSATION
                                                                                                      AWARDS
                                                                                                  ---------------
                                                                                                    SECURITIES
                                                                                 OTHER ANNUAL       UNDERLYING
NAME                   PRINCIPAL POSITION    YEAR   SALARY ($)    BONUS ($)    COMPENSATION ($)   OPTIONS/SARS(#)
----                   -------------------   ----   ----------    ----------   ----------------   ---------------
Raul Alarcon, Jr.....  Chief Executive       2000   $1,000,000    $1,000,000       $201,829(1)        100,000
                       Officer, President    1999    1,985,768     1,265,857        202,452(1)             --
                       and Chairman of the   1998    1,633,743(2)    215,000         63,624(1)             --
                       Board of Directors
Joseph A. Garcia.....  Executive Vice        2000      300,000       150,000               (3)        250,000
                       President, Chief      1999      296,298       385,000               (3)             --
                       Financial Officer     1998      266,346        27,500               (3)             --
                       and Secretary
Luis
  Diaz-Albertini.....  Vice President/       2000      225,000        80,000               (7)         50,000
                       Group Sales           1999      225,053       210,000               (3)             --
                                             1998      200,000        25,000               (3)             --
Juan A. Garcia(4)....  Vice President of     2000      136,500        70,000               (3)        100,000
                       Finance and           1999           --            --             --                --
                       Strategic Planning    1998           --            --             --                --
Pablo Raul Alarcon, Sr. Director (formerly   2000      124,923(5)         --         56,955(6)             --
                       Chairman of the       1999      481,846(5)    362,368         59,291(6)             --
                       Board of Directors)   1998      492,577(2)     25,000         50,745(6)             --

---------------
(1) Excludes amounts paid by us in connection with our lease of an apartment in Manhattan owned by Mr. Alarcon, Jr. which is used primarily by Mr. Alarcon, Jr. while on SBS business in New York. Mr. Alarcon, Jr. received personal benefits in addition to his salary and bonus, including use of automobiles. We paid an aggregate of $85,329, $96,512 and $62,691 in each of 2000, 1999 and 1998, respectively, for automobiles used, including driver's salary, by Mr. Alarcon, Jr. In fiscal year 2000, Mr. Alarcon, Jr. received total personal benefits estimated at $201,829, including living quarters for the Raul Alarcon, Jr. family pending completion of the construction of their family home in Miami, Florida. As a result of Mr. Alarcon, Jr.'s relocation to his newly constructed home, our last rent payment for his apartment in Key Biscayne was made on November 30, 2000.

(2) Excludes the payment of a dividend to our stockholders in 1998, of which Mr. Alarcon, Jr. received $3.1 million and Mr. Alarcon, Sr. received $0.2 million. Excludes reimbursement of Mr. Alarcon, Jr.'s relocation expenses incurred in connection with the relocation of our headquarters. See "Certain Relationships and Related Transactions."

(3) Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(4) Juan A. Garcia served as our Vice President of Finance and Strategic Planning from February 1, 2000 to November 24, 2000.

(5) Mr. Alarcon, Sr. received compensation as an officer of SBS through December 31, 1999. He is also entitled to reimbursement of his out-of-pocket expenses as a member of the board of directors. Pursuant to his retirement agreement, upon completion of our initial public offering on November 2, 1999, we purchased an annuity for his retirement which became effective on January 2, 2000. See "Employment Agreements and Arrangements."

(6) In addition to his salary and bonus, Mr. Alarcon, Sr. received personal benefits including the use of automobiles. We paid an aggregate of $56,955, $57,451 and $49,812 in each of 2000, 1999 and 1998, respectively, for automobiles used by Mr. Alarcon, Sr., including driver's salary.

(7) Excludes a $50,000 loan made by SBS to Mr. Diaz-Albertini which is to be repaid over two years with amounts withheld from Mr. Diaz-Albertini's salary. The loan is subject to forgiveness if Mr. Diaz-Albertini meets certain sales targets.

STOCK OPTIONS

     The following table sets forth information concerning the grant of stock options to each of the named executive officers in fiscal year 2000:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE
                            ----------------------------------------------------------------   VALUE AT ASSUMED ANNUAL
                              NUMBER OF     PERCENT OF TOTAL                                    RATES OF STOCK PRICE
                             SECURITIES       OPTIONS/SARS                                        APPRECIATION FOR
                             UNDERLYING        GRANTED TO      EXERCISE OR                           OPTION TERM
                            OPTIONS/SARS      EMPLOYEES IN     BASE PRICE                      -----------------------
NAME                        GRANTED(#)(1)   FISCAL YEAR 2000     ($/SH)      EXPIRATION DATE     5%($)        10%($)
----                        -------------   ----------------   -----------   ---------------   ----------   ----------
Raul Alarcon, Jr..........     100,000(2)          6.3%         $  20.00        10/27/04       $1,257,789   $3,187,485
Joseph A. Garcia..........     250,000            15.7          $  20.00        10/27/09        3,144,473    7,968,712
Luis Diaz-Albertini.......      50,000             3.1          $  20.00        10/27/09          628,895    1,593,742
Juan A. Garcia............     100,000(3)          6.3          $20.8125        02/16/10        1,308,887    3,316,976
Pablo Raul Alarcon,
  Sr. ....................          --              --                --              --               --           --

---------------
(1) Each option was granted under our 1999 Stock Option Plan and, other than as noted in footnote (2) or (3), vests 20% immediately, and 20% on the anniversary date of the completion of our initial public offering on November 2, 1999 for the following four consecutive years. The options that are not otherwise exercisable prior to a change in control of the Company shall become exercisable on the date of a change in control of the Company and shall remain exercisable for the remainder of the term of the option, as discussed in the Company's 1999 Stock Option Plan.

(2) Raul Alarcon, Jr.'s options vested immediately and became exercisable upon completion of our initial public offering on November 2, 1999.

(3) Juan A. Garcia served as our Vice President of Finance and Strategic Planning from February 1, 2000 to November 24, 2000. Of Mr. Juan A. Garcia's options, 10,000 vested on February 16, 2000, and became immediately exercisable and the remainder were forfeited upon the termination of his employment with the Company on November 24, 2000.

     The following table sets forth certain information regarding stock options exercised by the named executive officers during the fiscal year ended September 24, 2000, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and nonexercisable stock options as of September 24, 2000. Also reported are the values of "in the money" options which represent the positive spread between the exercise price of any existing stock options and the Class A Common Stock price as of September 24, 2000.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR END OPTIONS/SAR VALUES

                                                                    NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                                      OPTIONS/ SARS AT            OPTIONS AT FISCAL YEAR
                                                                     FISCAL YEAR END (#)                  END ($)
                           SHARES ACQUIRED        VALUE         -----------------------------   ---------------------------
NAME                       ON EXERCISE (#)     REALIZED ($)     EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                       ---------------   ----------------   -----------   ---------------   -----------   -------------
Raul Alarcon, Jr.........           --             --             100,000               0               --             --
Joseph A. Garcia.........           --             --              50,000         200,000               --             --
Luis Diaz-Albertini......           --             --              10,000          40,000               --             --
Juan A. Garcia...........           --             --              10,000          90,000*              --             --
Pablo Raul Alarcon,
  Sr. ...................           --             --                  --              --               --             --

     *Upon the termination of Mr. Juan A. Garcia's employment with SBS on November 24, 2000, Mr. Garcia's unexercisable options to purchase 90,000 Shares of Class A Common Stock were forfeited.

DIRECTOR COMPENSATION

     Directors who are officers or who were formerly officers do not receive any compensation for serving on our board of directors. Our non-employee directors are eligible to receive options under our Non-Employee Director Stock Option Plan. All directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors.

     In connection with their election to the board of directors on November 2, 1999, we granted each of Messrs. Roman Martinez IV and Jason L. Shrinsky options for 50,000 shares of Class A Common Stock exercisable at the public offering price, of which, options for 10,000 shares vested immediately, options for 10,000 shares vested on November 2, 2000 and the rest will vest ratably over the next three years. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP. See "Stock
Plans -- Non-Employee Director Stock Option Plan."

     Arnold Sheiffer, who served as a director from 1996 until August 1999, received a cash payment of $250,000, which was accrued in fiscal year 1999, and was granted options to purchase 250,000 shares of Class A Common Stock exercisable at $20.00 per share, which vested on November 2, 1999, for his past services as a director.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

  Raul Alarcon, Jr.

     We have an employment agreement with Raul Alarcon, Jr. dated as of October 25, 1999, pursuant to which Mr. Alarcon, Jr. serves as our Chairman of the Board of Directors, Chief Executive Officer and President. The agreement became effective on October 27, 1999, expires on December 31, 2004 and renews for successive one-year periods after December 31, 2004, unless notice of termination is delivered by either party 90 days prior to the termination date. The agreement provides for a base salary of not less than $1.0 million for each year of the employment term, which may be increased by the board of directors. Under the terms of the agreement, Mr. Alarcon, Jr. will be paid an annual cash performance bonus determined by the board of directors based on annual same station broadcast cash flow growth. Mr. Alarcon, Jr. has the right to receive options to purchase 100,000 shares of Class A Common Stock each year of employment. The initial grant of options to purchase 100,000 shares was made on October 27, 1999 and vested on November 2, 1999 at an exercise price equal to $20.00 per share. The additional grants will be made on each anniversary of October 27, 1999 at an exercise price equal to the then fair market value of our Class A Common Stock. Mr. Alarcon, Jr. is also entitled to participate in our employee benefit plans and to receive other non-salary benefits, such as health insurance, life insurance, reimbursement for business related expenses and reimbursement for personal tax and accounting expenses. The agreement provides that Mr. Alarcon, Jr.'s employment may be terminated at the election of the board of directors upon his disability or for cause (as defined in the agreement). Pursuant to the agreement, Mr. Alarcon, Jr. is entitled to the use of one automobile and driver at our expense.

  Joseph A. Garcia

     During fiscal year 2000, we had an employment agreement with Joseph A. Garcia dated as of October 25, 1999, pursuant to which Mr. Garcia served as our Chief Financial Officer, Executive Vice President and Secretary. This employment agreement became effective on October 27, 1999, was to terminate on October 27, 2002 and was to automatically renew for successive one-year periods after October 27, 2002, unless notice of termination was delivered by either party within 90 days prior to the termination date or any succeeding October 27. Mr. Garcia received an annual base salary of $300,000 which could be increased by the board of directors. In addition, Mr. Garcia was entitled to receive (a) an annual cash bonus to be determined by the board of directors, based on performance, and (b) options to purchase 250,000 shares of Class A Common Stock, at an exercise price equal to $20.00 per share, for past performance. The options were granted on October 27, 1999, with options to purchase 50,000 shares vesting on November 2, 1999 and the remaining options to purchase 200,000 shares to vest ratably over the ensuing four-year period. Mr. Garcia was also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses.

     On December 7, 2000, we entered into a new employment agreement with Mr. Garcia pursuant to which he continues to serve as our Chief Financial Officer, Executive Vice President and Secretary. This new employment agreement became effective as of December 7, 2000 and has similar terms to his employment agreement signed in fiscal year 2000 including a discretionary bonus, except that the new employment agreement has a term expiring December 7, 2005 (with a similar automatic renewal as the October 25, 1999 employment agreement) and provides for an annual base salary of $400,000. Under his new agreement Mr. Garcia is entitled to receive options to purchase 100,000 shares of common stock at an exercise price equal to the closing price on the Nasdaq National Market on December 7, 2000. Options to purchase 20,000 shares vested on December 7, 2000 and the remaining options will vest ratably over the next four years.

  Luis Diaz-Albertini

     We have an employment agreement with Luis Diaz-Albertini dated as of October 25, 1999, pursuant to which Mr. Diaz-Albertini serves as our Vice President/Group Sales. The employment agreement became effective on October 27, 1999, terminates on October 27, 2002 and automatically renews for successive one-year periods after October 27, 2002, unless notice of termination is delivered by either party within 90 days prior to the termination date or any succeeding October 27. Mr. Diaz-Albertini receives an annual salary of $225,000 which may be increased by the board of directors. In addition, Mr. Diaz-Albertini is entitled to receive (a) an annual cash bonus to be determined by the board of directors, based on performance, and (b) options to purchase 50,000 shares of Class A Common Stock for past performance. The options were granted on October 27, 1999, with options to purchase 10,000 shares vesting on November 2, 1999 at an exercise price equal to $20.00 per share and options to purchase 40,000 shares to vest ratably over a four-year period. Mr. Diaz-Albertini is also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses.

  Juan A. Garcia

     We had an employment agreement with Juan A. Garcia during fiscal year 2000 pursuant to which Mr. Garcia served as our Vice President of Finance and Strategic Planning. This employment agreement became effective on February 16, 2000, was to terminate on February 16, 2003 and automatically renew for successive one-year periods after February 16, 2003, unless notice of termination was delivered by either party within 90 days prior to the termination date or any succeeding February 16. Mr. Garcia received an annual base salary of $210,000 which could be increased by the board of directors. In addition, Mr. Garcia was entitled to receive (a) an annual cash bonus based on SBS meeting projected consolidated broadcast cash flow for each fiscal year, and
(b) options to purchase 100,000 shares of Class A Common Stock with an exercise price of $20.8125 per share. The options were granted effective as of February 16, 2000 with options to purchase 10,000 shares vesting on February 16, 2000, options to purchase 10,000 shares to vest on February 16, 2001 and options to purchase 20,000 shares to vest on each of the next four anniversaries of February 16, 2001. Mr. Garcia was also entitled to receive standard employee benefits provided to all of our executives. Mr. Garcia's employment with us terminated on November 24, 2000, at which time his unvested options were forfeited.

ANNUITY

     Upon the completion of our initial public offering on November 2, 1999, we purchased an annuity from The Canada Life Assurance Company as a retirement vehicle for the benefit of Messrs. Alarcon, Sr. and Grimalt for $10.2 million. Messrs. Alarcon, Sr. and Grimalt will receive annual payments of approximately $700,000 and $300,000, respectively, for the rest of their lives. Mr. Alarcon, Sr.'s wife and Mr. Grimalt's wife are joint annuitants with their husbands. Should Mrs. Alarcon, Sr. or Mrs. Grimalt survive their husbands, they would receive annual payments of $350,000 and $150,000, respectively, for the rest of their lives.

STOCK PLANS

  1999 Stock Option Plan

     We adopted an option plan to incentivize our present and future executive, managerial and other employees through equity ownership. The option plan provides for the granting of stock options to individuals selected by the compensation committee of the board of directors (or by the board if such committee is not appointed). An aggregate of 3,000,000 shares of Class A Common Stock have been reserved for issuance under this option plan. The option plan allows us to tailor incentive compensation for the retention of personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. As of September 24, 2000, options to purchase 1,593,552 shares of Class A Common Stock have been granted under this plan at exercise prices ranging from $10.00 to $24.63 per share.

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

  Non-Employee Director Stock Option Plan

     We also adopted a separate option plan for our non-employee directors. The terms of the plan provide that the board of directors has the discretion to grant stock options to any non-employee director. An aggregate of 300,000 shares of Class A Common Stock have been reserved for issuance under this option plan. The plan is administered by the board of directors. In connection with their election as directors, on November 2, 1999, we granted each of Messrs. Shrinsky and Martinez an option under this plan to purchase 50,000 shares of Class A Common Stock exercisable at $20.00 per share. Of these options to purchase 50,000 shares, options to purchase 10,000 shares vested immediately and options to purchase 10,000 shares vested on November 2, 2000. Options to purchase 10,000 shares vest each year over the next three years on the anniversary of the grant so long as Messrs. Shrinsky and Martinez remain directors. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP. Any non-exercisable options shall immediately vest and become exercisable upon a change in control of SBS. If a non-employee director's service as a director is terminated for any reason, all options held by the non-employee director which have not then vested shall terminate automatically.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our board of directors maintains a Compensation Committee, whose members consist of Raul Alarcon, Jr., Roman Martinez IV and Jason L. Shrinsky. Mr. Alarcon, Jr. is our Chairman of the Board, Chief Executive Officer and President. Roman Martinez IV and Jason L. Shrinsky are directors. The Compensation Committee met on November 13, 2000 to review certain compensation items for fiscal years 2000 and 2001. Arrangements for our key employees for fiscal year 2000 were determined prior to the creation of the Compensation Committee, which was organized after the completion of our initial public offering on November 2, 1999. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of our Class A Common Stock and our Class B Common Stock as of December 20, 2000, by:

     - each person known by us to beneficially own more than 5% of any class of common stock;

     - each director and each executive officer named in the Summary Compensation Table; and

     - all named executive officers and directors as a group.

Unless indicated below, each stockholder listed had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable.

                                                  CLASS A SHARES                 CLASS B SHARES
                                         --------------------------------   ------------------------   PERCENT OF   PERCENT OF
                                                               PERCENT OF                 PERCENT OF     TOTAL        TOTAL
                                         NUMBER OF              CLASS A     NUMBER OF      CLASS B      ECONOMIC      VOTING
NAME AND ADDRESS(1)(2)                     SHARES                SHARES       SHARES        SHARES      INTEREST      POWER
----------------------                   ----------            ----------   ----------    ----------   ----------   ----------
Raul Alarcon, Jr.......................     200,000(3)               *      26,156,750       94.1%        40.8%        83.1%
Pablo Raul Alarcon, Sr.................          --                  0%      1,070,000(15)    3.85%       1.65%         3.4%
Joseph A. Garcia.......................     130,000(3)               *              0%          0%           *            *
Juan A. Garcia.........................      18,000(3)(4)            *              --          0%           *            *
Luis Diaz-Albertini....................      35,470(3)               *              --          0%           *            *
Roman Martinez IV......................      20,000(16)              *              --          0%           *            *
Jason L. Shrinsky......................      35,000(3)(5)            *              --          0%           *            *
All named executive officers and
  directors as a group.................     438,470(3)             1.2%     27,226,750       97.9%        42.8%        86.6%
The Marcos and Sonya Rodriguez Family
  Trust(7).............................   2,958,844                8.0%             --          0%        4.57%           *
Massachusetts Financial Services
  Company(9)(14).......................   2,038,370(13)           5.53%             --          0%        3.15%           *
Putnam Investments, Inc.(10)(12).......   3,695,000               10.0%             --          0%        5.71%        1.17%
TCW Group Inc. (11)(14)................   2,496,800                6.8%             --          0%        3.86%           *
James L. Anderson(8)...................   3,445,586(6)             9.3%             --          0%        5.32%         1.1%

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

 (3) Includes Class A Common Stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

 (4) Includes 4,500 shares owned indirectly through Fraga Incorporated Profit Sharing Plan, an incentive plan of Fraga, Inc., a Florida subchapter S corporation (Mr. Juan A. Garcia shares voting and investment power relating to such shares with his brother, David R. Garcia), 2,750 shares owned jointly with Mr. Juan A. Garcia's spouse (Mr. Juan A. Garcia shares voting and investment power relating to such shares with his spouse) and 750 shares owned by Mr. Juan A. Garcia's spouse (Mr. Juan A. Garcia shares voting and investment power relating to such shares with his spouse).

 (5) Mr. Shrinsky holds options to purchase 20,000 shares of Class A Common Stock for the benefit of his law firm, Kaye, Scholer, Fierman, Hays & Handler, LLP. Mr. Shrinsky shares ownership of, and voting and investment power for, 15,000 shares of Class A Common Stock with his spouse.

 (6) James L. Anderson has sole voting power and sole dispositive power with respect to 2,961,494 shares and shared voting power with respect to 484,092 shares.

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

 (7) The address of The Marcos and Sonya Rodriguez Family Trust is 8828 North Stemmons Freeway, Suite 106, Dallas, Texas 75247.

 (8) The address of James L. Anderson is 8828 North Stemmons Freeway, Suite 106, Dallas, Texas 75247.

 (9) The address of the Massachusetts Financial Services Company is 500 Boylston Street, Boston, MA 02116.

(10) The address of Putnam Investments, Inc. is One Post Office Square, Boston, MA 02109.

(11) The address of the TCW Group Inc. is 865 South Figueroa Street, Los Angeles, CA 90017.

(12) Putnam Investments, Inc. ("Putnam") is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. Putnam wholly owns two registered investment advisers: Putnam Investment Management, Inc., which is the investment adviser to the Putnam family of mutual funds and The Putnam Advisory Company, Inc., ("PAC"), which is the investment adviser to Putnam's institutional clients. Both subsidiaries have dispository power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and The Putnam Advisory Company, Inc. has shared voting power over the shares held by the institutional clients.

     Putnam and PAC have shared voting power with respect to 192,273 shares.

(13) The Massachusetts Financial Services Company has sole voting power with respect to 1,946,545 shares.

(14) We obtained this information from Form 13F filed November 1, 2000.

(15) Mr. Pablo Raul Alarcon, Sr.'s shares are held in a Flint Trust with Mr. Alarcon, Sr. as sole beneficiary.

(16) Class A Common Stock issuable upon the exercise of options that Mr. Martinez has the right to exercise within sixty days of the date of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon the completion of our initial public offering on November 2, 1999, we purchased an annuity for $10.2 million from The Canada Life Assurance Company as a retirement vehicle for the benefit of Mr. Alarcon, Sr., our Chairman Emeritus and a member of our board of directors, and Mr. Grimalt, our

Secretary Emeritus and a member of our board of directors. Messrs. Alarcon, Sr. and Grimalt will receive annual payments of approximately $0.7 million and $0.3 million, respectively, for the rest of their lives. Mr. Alarcon, Sr.'s wife and Mr. Grimalt's wife are joint annuitants with their husbands. Should Mrs. Alarcon, Sr. or Mrs. Grimalt survive their husbands, they would receive annual payments of $350,000 and $150,000, respectively, for the rest of their lives.

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

     Effective July 1993, Messrs. Alarcon, Sr. and Alarcon, Jr. executed promissory notes to SBS for the principal amounts of $0.5 million and $1.6 million, respectively. These promissory notes evidenced loans made by SBS to Messrs. Alarcon, Sr. and Alarcon, Jr. over several prior years. The notes were to mature in 2001 and bore interest at the rate of 6% percent per annum until July 19, 1994 and after that at the lesser of 9% percent per annum or the prime rate charged by the Chase Manhattan Bank, N.A. Interest on the unpaid principal amount of the notes was payable annually. In December 1995, SBS exchanged these promissory notes for amended and restated notes in the principal amounts of $0.6 million and $1.9 million due from Messrs. Alarcon, Sr. and Alarcon, Jr., respectively. The amended and restated notes bore interest at the rate of 6.36% per annum, and mature on December 30, 2025, and the interest was payable in 30 equal annual installments of $43,570 and $143,158, respectively, on December 30th of each year starting December 30, 1996. As of September 26, 1999, $0.6 million and $1.9 million, plus accrued and unpaid interest of $0.1 million and $0.4 million to date, was outstanding, respectively, on these promissory notes. Upon completion of our initial public offering, Messrs. Alarcon, Sr. and Alarcon, Jr. paid all remaining amounts outstanding under these notes.

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

     In 1992, Mr. Alarcon, Jr. and other investors organized Nuestra Telefonica, Inc., a New York corporation, to operate long distance telephone service in Spanish aimed at the Hispanic population in the markets served by our radio stations. In February 1993, Nuestra Telefonica entered into an access agreement with a common carrier and commenced operations. Nuestra Telefonica advertised its Spanish-language long distance telephone service on our radio stations in Los Angeles and New York and purchased this air time at standard station rates. Since early 1994, Nuestra Telefonica has not utilized any air time on our radio stations. As of September 26, 1999 Nuestra Telefonica owed SBS $0.4 million related to unpaid air time and $0.3 million related to certain expenses paid by SBS on Nuestra Telefonica's behalf. The amounts due were recorded on our books as a receivable and due from related party asset, respectively. Mr. Alarcon, Jr. personally guaranteed the payment of $0.5 million of Nuestra Telefonica's obligations to SBS. Mr. Alarcon, Jr. is Nuestra Telefonica's Chairman and majority shareholder. Joseph A. Garcia, our Executive Vice President and Chief Financial Officer and Secretary, is Nuestra Telefonica's President and a minority shareholder. Nuestra Telefonica is no longer an operating entity and, therefore, upon the completion of our initial public offering on November 2, 1999, we forgave the loans and canceled the guarantees described above. The unreserved portion of these receivables was written-off by SBS at September 26, 1999 and is included in our financial statements for the year ended September 26, 1999 under the line item "Other income (expense), net".

     Mr. Grimalt's son is employed by SBS as an operations manager. He was paid $129,419 and a bonus of $5,000 for the fiscal year ended September 24, 2000. As part of his compensation, we also paid the leasing costs for an automobile in the amount of $8,028. Mr. Alarcon, Jr.'s uncle is currently employed by us as an operations manager and his salary is $76,500.

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

     On November 30, 2000, we loaned Luis Diaz-Albertini, our Vice President/Group Sales, $50,000 which is to be repaid over two years with amounts withheld from Mr. Diaz-Albertini's salary. The loan is subject to forgiveness if Mr. Diaz-Albertini meets certain sales targets.

     Our new corporate headquarters is located on one floor of a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation wholly-owned by Mr. Alarcon, Jr. As of November 1, 2000, we are leasing our office space under a 10-year lease, with the right to renew for two consecutive five-year terms. We believe the monthly rent we pay for our new office space is below market rate.

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

                                        PARENT AND
                                        GUARANTOR      NON-GUARANTOR
CONDENSED CONSOLIDATING BALANCE SHEET  SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS        TOTAL
-------------------------------------  ------------    -------------    ------------    -------------
                                                          AS OF SEPTEMBER 24, 2000
                                       --------------------------------------------------------------
Cash and cash equivalents..........    $ 59,237,041         321,888               --       59,558,929
Receivables, net...................      23,718,499       1,545,520               --       25,264,019
Other current assets...............       3,315,263         546,919               --        3,862,182
                                       ------------    ------------     ------------    -------------
     Current assets................      86,270,803       2,414,327               --       88,685,130
Property and equipment, net........      14,183,896       7,491,343               --       21,675,239
Intangible assets, net.............     401,347,908     112,009,747               --      513,357,655
Deferred financing costs, net......      10,792,176           2,557               --       10,794,733
Investment in subsidiaries
  and intercompany.................      97,597,926      (2,905,659)     (94,692,267)              --
Other assets.......................         178,683            (617)              --          178,066
                                       ------------    ------------     ------------    -------------
     Total assets..................    $610,371,392     119,011,698      (94,692,267)     634,690,823
                                       ============    ============     ============    =============
Current portion of long-term debt...         53,805         117,457               --          171,262
Accounts payable and accrued
  expenses.........................      11,624,801       2,359,466               --       13,984,267
Accrued interest...................      11,032,889              --               --       11,032,889
Deferred commitment fee............       2,158,850              --               --        2,158,850
                                       ------------    ------------     ------------    -------------
  Current liabilities..............      24,870,345       2,476,923               --       27,347,268
Long-term debt.....................     300,937,384       3,554,918               --      304,492,302
Deferred income taxes..............       6,186,169      22,200,000               --       28,386,169
                                       ------------    ------------     ------------    -------------
     Total liabilities.............     331,993,898      28,231,841               --      360,225,739
Common stock.......................           6,022           1,000           (1,000)           6,022
Additional paid-in capital.........     392,972,851      94,691,267      (94,691,267)     392,972,851
Accumulated deficit................    (114,601,379)     (3,912,410)              --     (118,513,789)
                                       ------------    ------------     ------------    -------------
     Stockholders' equity..........     278,377,494      90,779,857      (94,692,267)     274,465,084
                                       ------------    ------------     ------------    -------------
     Total liabilities and
       stockholders' equity........    $610,371,392     119,011,698      (94,692,267)     634,690,823
                                       ============    ============     ============    =============

                       SPANISH BROADCASTING SYSTEM, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                  PARENT AND
                                                   GUARANTOR     NON-GUARANTOR
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS  SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      TOTAL
-----------------------------------------------  -------------   -------------   ------------   ------------
                                                        FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2000
                                                 -----------------------------------------------------------
Net broadcasting revenues...................     $ 113,882,012     8,786,403         --          122,668,415
Station operating expenses..................        48,683,056     8,872,382         --           57,555,438
Corporate expenses..........................        20,730,382            --         --           20,730,382
Depreciation and amortization...............        10,138,825     2,986,909         --           13,125,734
                                                 -------------    ----------          --        ------------
     Operating income.......................        34,329,749    (3,072,888)        --           31,256,861
Interest income (expense), net..............       (19,433,521)      (61,562)        --          (19,495,083)
Other income (expense), net.................          (184,871)     (117,060)        --             (301,931)
Income tax expense (benefit)................         4,859,281        55,198         --            4,914,479
Extraordinary item, net of income taxes.....       (17,150,918)           --         --          (17,150,918)
                                                 -------------    ----------          --        ------------
     Net income (loss)......................     $  (7,298,842)   (3,306,708)        --          (10,605,550)
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

(5) INTANGIBLE ASSETS

     Intangible assets consist of the following at September 26, 1999 and September 24, 2000:

                                                                              ESTIMATED
                                                  1999           2000        USEFUL LIVES
                                              ------------    -----------    ------------
FCC licenses................................  $334,028,344    534,350,103       40 years
Goodwill and other..........................     3,080,671     25,287,791     5-40 years
                                              ------------    -----------
                                               337,109,015    559,637,894
Less accumulated amortization...............    35,654,956     46,280,239
                                              ------------    -----------
                                              $301,454,059    513,357,655
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

     On November 2, 1999, the Company repurchased $101.5 million in principal amount of 12 1/2% Notes. In connection with this repurchase, the Company realized a loss on the early extinguishment of debt of approximately $10.1 million, net of income taxes of approximately $6.8 million. This loss relates to the premium paid on the repurchase of the 12 1/2% Notes, the write-off of related deferred financing costs, and the amortization of the remaining original issue discount on the 12 1/2% Notes, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

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

     On November 2, 1999, the Company repurchased $75.0 million in principal amount of 11% Senior Notes. In connection with this repurchase, the Company realized a loss on the early extinguishment of debt of approximately $7.0 million, net of income taxes of approximately $4.7 million. This loss relates to the premium paid on the repurchase of the 11% Senior Notes and the write-off of related deferred financing costs, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

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

     In connection with the IPO, the Company also granted an aggregate of 100,000 options to non-employee directors, 250,000 options to a former director, and an aggregate of 400,000 options to executives of the Company, in November 1999. These options were granted at an exercise price per share equal to the IPO price per share, with vesting periods ranging from zero to four years.

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

  (a) 2. Financial Statement Schedules

     See end of financial statements above for Schedule of Valuation and Qualifying Accounts.

  (a) 3. Exhibits

 3.1   --   Third Amended and Restated Certificate of Incorporation of
            the Company, dated September 29, 1999 (incorporated by
            reference to the Company's 1999 Registration Statement on
            Form S-1 (Commission File No. 333-85499) (the "1999
            Registration Statement")) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company's Current Report on
            Form 8-K, dated March 25, 1996 (the "1996 Current Report")).
 3.2   --   Certificate of Amendment to the Third Amended and Restated
            Certificate of Incorporation of the Company, dated September
            29, 1999 (incorporated by reference to the Company's 1999
            Registration Statement).
 3.3   --   Amended and Restated By-Laws of the Company (incorporated by reference to the Company's 1999 Registration Statement).
 4.1   --   Article V of the Third Amended and Restated Certificate of
            Incorporation of the Company, dated September 29, 1999
            (incorporated by reference to the Company's 1999
            Registration Statement) (see Exhibit 3.1).
 4.2   --   Certificate of Designation filed as Exhibit A to the Third
            Amended and Restated Certificate of Incorporation of the
            Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit
            3.1).
 4.3   --   Indenture dated June 29, 1994 among the Company, IBJ
            Schroder Bank & Trust Company, as Trustee, the Guarantors
            named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994
            Registration Statement on Form S-4, the "1994 Registration
            Statement").
 4.4   --   First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the 1996
            Current Report).
 4.5   --   Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the 1996
            Current Report).
 4.6   --   Supplemental Indenture dated as of October 21, 1999 to the
            Indenture dated as of June 29, 1994 among the Company, the
            Guarantors named therein and IBJ Schroder Bank & Trust
            Company, as Trustee (incorporated by reference to the
            Company's 1999 Registration Statement).
 4.7   --   Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated
            November 2, 1999 (incorporated by reference to the Current
            Report on Form 8-K dated November 2, 1999 (the "1999 Current
            Report")).
 4.8   --   Form of stock certificate for the Class A Common Stock of
            the Company (incorporated by reference to the Company's 1999
            Registration Statement).
10.1   --   Warrant Agreement dated as of March 15, 1997 among the
            Company and IBJ Schroder Bank & Trust Company, as Warrant
            Agent (incorporated by reference to the 1996 Current
            Report).
10.2   --   National Radio Sales Representation Agreement dated as of
            February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current
            Report).
10.3   --   Common Stock Registration Rights and Stockholders Agreement
            dated as of June 29, 1994 among the Company, certain
            Management Stockholders named therein (incorporated by
            reference to the 1994 Registration Statement).

10.4   --   Amended and Restated Employment Agreement dated as of
            October 25, 1999, by and between the Company and Raul
            Alarcon, Jr. (incorporated by reference to the Company's
            1999 Registration Statement).
10.5   --   Employment Agreement dated February 5, 1997 between Carey
            Davis and the Company (incorporated by reference to the
            Company's 1999 Registration Statement).
10.6   --   Employment Agreement dated as of October 25, 1999, by and
            between the Company and Joseph A. Garcia (incorporated by
            reference to the Company's 1999 Registration Statement).
10.7   --   Employment Agreement dated as of October 25, 1999, by and
            between the Company and Luis Diaz-Albertini (incorporated by reference to the Company's 1999 Registration Statement).
10.8   --   Employment Agreement, dated April 1, 1999, between Spanish
            Broadcasting System of Greater Miami, Inc. and Jesus Salas
            (incorporated by reference to the Company's 1999
            Registration Statement).
10.9   --   Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).
10.10  --   1994 Stock Option Plan of the Company (incorporated by
            reference to Exhibit 10.4 of the 1994 Registration
            Statement).
10.11  --   Ground Lease dated December 18, 1995 between Louis Viola
            Company and SBS-J (incorporated by reference to the 1996
            Current Report).
10.12  --   Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by
            reference to the 1996 Current Report).
10.13  --   Lease and License Agreement dated February 1, 1991 between
            Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the
            1994 Registration Statement).
10.14  --   Modification of Lease and License dated June 30, 1992
            between Empire State Building Company and SBS-NY related to
            WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the
            1994 Registration Statement).
10.15  --   Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.16  --   Promissory Note, dated as of December 31, 1995 of Raul
            Alarcon, Sr. to SBS-NJ in the principal amount of $577,323
            (incorporated by reference to Exhibit 10.26 to the Company's
            1995 Annual Report on Form 10-K).
10.17  --   Promissory Note, dated as of December 31, 1995 of Raul
            Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913
            (incorporated by reference to Exhibit 10.27 to the Company's
            1995 Annual Report on Form 10-K).
10.18  --   Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr.,
            Raul Alarcon, Jr., and SBS-Fla (incorporated by reference to
            Exhibit 10.30 of the 1994 Registration Statement).
10.19  --   Indenture dated October 12, 1988 between Alarcon Holdings,
            Inc. and SBS-NJ related to the studio located at 26 West
            56th Street, NY, NY (incorporated by reference to Exhibit
            10.32 of the 1994 Registration Statement).
10.20  --   Agreement of Lease dated as of March 1, 1996. No.
            WT-174-A119 1067 between The Port Authority of New Jersey
            and SBS-GNY as assignee of Park Radio (incorporated by
            reference to the 1996 Current Report).
10.21  --   Asset Purchase Agreement dated as of July 2, 1997, by and
            between Spanish Broadcasting System, Inc. (New Jersey),
            Spanish Broadcasting System of California, Inc., Spanish
            Broadcasting System of Florida, Inc., Spanish Broadcasting
            System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company's Registration
            Statement on Form S-4 (Commission File No. 333-26295)).

10.22  --   Amendment No. 1 dated as of September 29, 1997 to the Asset
            Purchase Agreement dated as of July 2, 1997, by and between
            Spanish Broadcasting System, Inc. (New Jersey), Spanish
            Broadcasting System of California, Inc., Spanish
            Broadcasting System of Florida, Inc., Spanish Broadcasting
            System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company's Registration Statement on Form
            S-1, dated January 21, 1999 (Commission File No.
            333-29449)).
10.23  --   Promissory Note dated July 16, 1997 of Raul Alarcon, Jr. to the Company in the principal amount of $1,050,229.63
            (incorporated by reference to Exhibit 10.63 of the Company's
            Registration Statement on Form S-4 (Commission File No.
            333-26295)).
10.24  --   Asset Purchase Agreement dated January 28, 1998 by and
            between Spanish Broadcasting System of San Antonio, Inc. and
            Radio KRIO, Ltd. (incorporated by reference to the Company's
            Form 10-Q dated February 12, 1998).
10.25  --   Asset Purchase Agreement dated June 16, 1998 by and between
            Spanish Broadcasting System of Puerto Rico, Inc. and Pan
            Caribbean Broadcasting Corporation (incorporated by
            reference to the Company's Form 10-Q dated July 12, 1998).
10.26  --   Extension of lease of a Condominium Unit (Metropolitan Tower
            Condominium) between Raul Alarcon, Jr. ("Landlord") and
            Spanish Broadcasting System, Inc. ("Tenant") (incorporated by reference to the Company's 1998 Annual Report on Form
            10-K).
10.27  --   Asset Purchase Agreement dated January 8, 1999 by and
            between Spanish Broadcasting System of Puerto Rico, Inc. and
            Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc.
            (incorporated by reference to the Company's Registration
            Statement on Form S-1, dated January 21, 1999).
10.28  --   Stock Purchase Agreement among JuJu Media, Inc., each of the individual sellers, and Spanish Broadcasting System, Inc., dated April 26, 1999 (incorporated by reference to the
            Company's 1999 Registration Statement).
10.29  --   Asset Purchase Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc.,
            and Pablo Raul Alarcon, Sr. (incorporated by reference to
            the Company's 1999 Registration Statement).
10.30  --   Indemnification Agreement with Raul Alarcon, Jr. dated as of
            November 2, 1999 (incorporated by reference to the 1999
            Current Report).
10.31  --   Indemnification Agreement with Roman Martinez IV dated as of
            November 2, 1999 (incorporated by reference to the 1999
            Current Report).
10.32  --   Indemnification Agreement with Jason L. Shrinsky dated as of
            November 2, 1999 (incorporated by reference to the 1999
            Current Report).
10.33  --   Spanish Broadcasting System 1999 Stock Option Plan
            (incorporated by reference to the Company's 1999
            Registration Statement).
10.34  --   Spanish Broadcasting System 1999 Company Stock Option Plan
            for Nonemployee Directors (incorporated by reference to the
            Company's 1999 Registration Statement).
10.35  --   Time Brokerage Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc. and
            Pablo Raul Alarcon, Sr. (incorporated by reference to the
            Company's 1999 Registration Statement).
10.36  --   Form of Lock-Up Letter Agreement (incorporated by reference in the Company's 1999 Registration Statement).
10.37  --   Form of Option Grant not under Stock Option Plans
            (incorporated by reference to the Company's 1999
            Registration Statement).
10.38  --   Option Grant not under the Stock Option Plans with Arnold
            Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

10.39  --   Stock Purchase Agreement, dated as of May 8, 2000, by and
            among Rodriguez Communications, Inc., a Delaware
            corporation, each of the Stockholders identified therein and
            Spanish Broadcasting System, Inc., a Delaware corporation
            (incorporated by reference to Exhibit 10.1 of the Company's
            Amended Quarterly Report on Form 10-Q/A, dated August 11,
            2000 (the "Company's Amended Quarterly Report")).
10.40  --   Asset Purchase Agreement, dated as of May 8, 2000, by and
            between New World Broadcasters Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware
            corporation (incorporated by reference to Exhibit 10.2 of
            the Company's Amended Quarterly Report).
10.41  --   Stock Purchase Agreement, dated as of May 8, 2000, by and
            between New World Broadcasters Corp., a Texas corporation,
            910 Broadcasting Corp., a Texas corporation, and Spanish
            Broadcasting System, Inc., a Delaware corporation
            (incorporated by reference to Exhibit 10.2 of the Company's
            Amended Quarterly Report).
10.42  --   Time Brokerage Agreement, dated May 8, 2000, by and among,
            New World Broadcasters Corp., a Texas corporation, 910
            Broadcasting Corp., a Texas corporation, and Spanish
            Broadcasting System of San Antonio, Inc., a Delaware
            corporation and Spanish Broadcasting System, Inc., a
            Delaware corporation (incorporated by reference to Exhibit
            10.5 of the Company's Quarterly Report on Form 10-Q, dated
            August 9, 2000 (the "Company's 2000 Quarterly Report")).
10.43  --   Credit Agreement, dated as of May 8, 2000, by and among, New
            World Broadcasters Corp., a Texas corporation, Rodriguez
            Communications, Inc., a Delaware corporation, RCI (Alameda)
            Acquisition, Inc., a Delaware corporation, the Guarantors
            named therein and Spanish Broadcasting System, Inc., a
            Delaware corporation (incorporated by reference to Exhibit
            10.6 of the Company's Quarterly Report).
10.44  --   Credit Agreement, dated as of July 6, 2000, among Spanish
            Broadcasting System, Inc., a Delaware corporation, the
            several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman
            Commercial Paper, Inc., as administrative agent.*
10.45  --   Guarantee and Collateral Agreement made by Spanish
            Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative
            Agent, dated as of July 6, 2000.*
10.46  --   Employment Agreement dated December 7, 2000, between Joseph
            Garcia and the Company.*
10.47  --   Employment Agreement dated August 31, 2000, between William
            Tanner and the Company.*
10.48  --   Employment Agreement dated February 16, 2000, between Juan
            A. Garcia and the Company.*
10.49  --   Deed of Constitution of Mortgage, Cadera Estereotempo, Inc.,
            as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as
            Mortgagee.*
10.50  --   Lease Agreement by and between the Company and Irradio
            Holdings, Ltd. made as of December 14, 2000.*
10.51  --   First Addendum to Lease between the Company and Irradio
            Holdings, Ltd. as of December 14, 2000*
10.52  --   Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the Foursquare Gospel and
            the Company.*
21.1   --   List of Subsidiaries of the Company.*
27.1   --   Financial Data Schedule.*

---------------

* Filed with the initial filing of this Form 10-K on December 26, 2000.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of January, 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23rd day of January, 2001.

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

            /s/ PABLO RAUL ALARCON, SR.              Director
---------------------------------------------------
              Pablo Raul Alarcon, Sr.

                 /s/ JOSE GRIMALT                    Director
---------------------------------------------------
                   Jose Grimalt

               /s/ ROMAN MARTiNEZ IV                 Director
---------------------------------------------------
                 Roman Martinez IV

               /s/ JASON L. SHRINSKY                 Director
---------------------------------------------------
                 Jason L. Shrinsky

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the additional registrants has duly caused this Amendment No. 1 to the registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of January, 2001.

                                          EACH OF THE ADDITIONAL
                                          REGISTRANTS LISTED
                                          ON THE TABLE OF
                                          ADDITIONAL REGISTRANTS

                                          By: /s/   RAUL ALARCON, JR.
                                            ------------------------------------
                                          Name: Raul Alarcon, Jr.
                                          Title: Chief Executive Officer and
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each additional registrant in the capacities indicated on the 23rd day of January, 2001.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
     3.1  --   Third Amended and Restated Certificate of Incorporation of
               the Company, dated September 29, 1999 (incorporated by
               reference to the Company's 1999 Registration Statement on
               Form S-1 (Commission File No. 333-85499) (the "1999
               Registration Statement")) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company's Current Report on
               Form 8-K, dated March 25, 1996 (the "1996 Current Report")).
     3.2  --   Certificate of Amendment to the Third Amended and Restated
               Certificate of Incorporation of the Company, dated September
               29, 1999 (incorporated by reference to the Company's 1999
               Registration Statement).
     3.3  --   Amended and Restated By-Laws of the Company (incorporated by reference to the Company's 1999 Registration Statement).
     4.1  --   Article V of the Third Amended and Restated Certificate of
               Incorporation of the Company, dated September 29, 1999
               (incorporated by reference to the Company's 1999
               Registration Statement) (see Exhibit 3.1).
     4.2  --   Certificate of Designation filed as Exhibit A to the Third
               Amended and Restated Certificate of Incorporation of the
               Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement) (see Exhibit
               3.1).
     4.3  --   Indenture dated June 29, 1994 among the Company, IBJ
               Schroder Bank & Trust Company, as Trustee, the Guarantors
               named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994
               Registration Statement on Form S-4, the "1994 Registration
               Statement").
     4.4  --   First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
               Company, as Trustee (incorporated by reference to the 1996
               Current Report).
     4.5  --   Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust
               Company, as Trustee (incorporated by reference to the 1996
               Current Report).
     4.6  --   Supplemental Indenture dated as of October 21, 1999 to the
               Indenture dated as of June 29, 1994 among the Company, the
               Guarantors named therein and IBJ Schroder Bank & Trust
               Company, as Trustee (incorporated by reference to the
               Company's 1999 Registration Statement).
     4.7  --   Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated
               November 2, 1999 (incorporated by reference to the Current
               Report on Form 8-K dated November 2, 1999 (the "1999 Current
               Report")).
     4.8  --   Form of stock certificate for the Class A Common Stock of
               the Company (incorporated by reference to the Company's 1999
               Registration Statement).
    10.1  --   Warrant Agreement dated as of March 15, 1997 among the
               Company and IBJ Schroder Bank & Trust Company, as Warrant
               Agent (incorporated by reference to the 1996 Current
               Report).
    10.2  --   National Radio Sales Representation Agreement dated as of
               February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current
               Report).

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
    10.3  --   Common Stock Registration Rights and Stockholders Agreement
               dated as of June 29, 1994 among the Company, certain
               Management Stockholders named therein (incorporated by
               reference to the 1994 Registration Statement).
    10.4  --   Amended and Restated Employment Agreement dated as of
               October 25, 1999, by and between the Company and Raul
               Alarcon, Jr. (incorporated by reference to the Company's
               1999 Registration Statement).
    10.5  --   Employment Agreement dated February 5, 1997 between Carey
               Davis and the Company (incorporated by reference to the
               Company's 1999 Registration Statement).
    10.6  --   Employment Agreement dated as of October 25, 1999, by and
               between the Company and Joseph A. Garcia (incorporated by
               reference to the Company's 1999 Registration Statement).
    10.7  --   Employment Agreement dated as of October 25, 1999, by and
               between the Company and Luis Diaz-Albertini (incorporated by reference to the Company's 1999 Registration Statement).
    10.8  --   Employment Agreement, dated April 1, 1999, between Spanish
               Broadcasting System of Greater Miami, Inc. and Jesus Salas
               (incorporated by reference to the Company's 1999
               Registration Statement).
    10.9  --   Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).
    10.10 --   1994 Stock Option Plan of the Company (incorporated by
               reference to Exhibit 10.4 of the 1994 Registration
               Statement).
    10.11 --   Ground Lease dated December 18, 1995 between Louis Viola
               Company and SBS-J (incorporated by reference to the 1996
               Current Report).
    10.12 --   Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by
               reference to the 1996 Current Report).
    10.13 --   Lease and License Agreement dated February 1, 1991 between
               Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the
               1994 Registration Statement).
    10.14 --   Modification of Lease and License dated June 30, 1992
               between Empire State Building Company and SBS-NY related to
               WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the
               1994 Registration Statement).
    11.15 --   Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
    10.16 --   Promissory Note, dated as of December 31, 1995 of Raul
               Alarcon, Sr. to SBS-NJ in the principal amount of $577,323
               (incorporated by reference to Exhibit 10.26 to the Company's
               1995 Annual Report on Form 10-K).
    10.17 --   Promissory Note, dated as of December 31, 1995 of Raul
               Alarcon, Jr. to SBS-NJ in the principal amount of $1,896,913
               (incorporated by reference to Exhibit 10.27 to the Company's
               1995 Annual Report on Form 10-K).
    10.18 --   Lease Agreement dated June 1, 1992 among Raul Alarcon, Sr.,
               Raul Alarcon, Jr., and SBS-Fla (incorporated by reference to
               Exhibit 10.30 of the 1994 Registration Statement).
    10.19 --   Indenture dated October 12, 1988 between Alarcon Holdings,
               Inc. and SBS-NJ related to the studio located at 26 West
               56th Street, NY, NY (incorporated by reference to Exhibit
               10.32 of the 1994 Registration Statement).

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
    10.20 --   Agreement of Lease dated as of March 1, 1996. No.
               WT-174-A119 1067 between The Port Authority of New Jersey
               and SBS-GNY as assignee of Park Radio (incorporated by
               reference to the 1996 Current Report).
    10.21 --   Asset Purchase Agreement dated as of July 2, 1997, by and
               between Spanish Broadcasting System, Inc. (New Jersey),
               Spanish Broadcasting System of California, Inc., Spanish
               Broadcasting System of Florida, Inc., Spanish Broadcasting
               System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company's Registration
               Statement on Form S-4 (Commission File No. 333-26295)).
    10.22 --   Amendment No. 1 dated as of September 29, 1997 to the Asset
               Purchase Agreement dated as of July 2, 1997, by and between
               Spanish Broadcasting System, Inc. (New Jersey), Spanish
               Broadcasting System of California, Inc., Spanish
               Broadcasting System of Florida, Inc., Spanish Broadcasting
               System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company's Registration Statement on Form
               S-1, dated January 21, 1999 (Commission File No.
               333-29449)).
    10.23 --   Promissory Note dated July 16, 1997 of Raul Alarcon, Jr. to the Company in the principal amount of $1,050,229.63
               (incorporated by reference to Exhibit 10.63 of the Company's
               Registration Statement on Form S-4 (Commission File No.
               333-26295)).
    10.24 --   Asset Purchase Agreement dated January 28, 1998 by and
               between Spanish Broadcasting System of San Antonio, Inc. and
               Radio KRIO, Ltd. (incorporated by reference to the Company's
               Form 10-Q dated February 12, 1998).
    10.25 --   Asset Purchase Agreement dated June 16, 1998 by and between
               Spanish Broadcasting System of Puerto Rico, Inc. and Pan
               Caribbean Broadcasting Corporation (incorporated by
               reference to the Company's Form 10-Q dated July 12, 1998).
    10.26 --   Extension of lease of a Condominium Unit (Metropolitan Tower
               Condominium) between Raul Alarcon, Jr. ("Landlord") and
               Spanish Broadcasting System, Inc. ("Tenant") (incorporated by reference to the Company's 1998 Annual Report on Form
               10-K).
    10.27 --   Asset Purchase Agreement dated January 8, 1999 by and
               between Spanish Broadcasting System of Puerto Rico, Inc. and
               Guayama Broadcasting Company, Inc. and LaMega Estacion, Inc.
               (incorporated by reference to the Company's Registration
               Statement on Form S-1, dated January 21, 1999).
    10.28 --   Stock Purchase Agreement among JuJu Media, Inc., each of the individual sellers, and Spanish Broadcasting System, Inc., dated April 26, 1999 (incorporated by reference to the
               Company's 1999 Registration Statement).
    10.29 --   Asset Purchase Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc.,
               and Pablo Raul Alarcon, Sr. (incorporated by reference to
               the Company's 1999 Registration Statement).
    10.30 --   Indemnification Agreement with Raul Alarcon, Jr. dated as of
               November 2, 1999 (incorporated by reference to the 1999
               Current Report).
    10.31 --   Indemnification Agreement with Roman Martinez IV dated as of
               November 2, 1999 (incorporated by reference to the 1999
               Current Report).
    10.32 --   Indemnification Agreement with Jason L. Shrinsky dated as of
               November 2, 1999 (incorporated by reference to the 1999
               Current Report).
    10.33 --   Spanish Broadcasting System 1999 Stock Option Plan
               (incorporated by reference to the Company's 1999
               Registration Statement).
    10.34 --   Spanish Broadcasting System 1999 Company Stock Option Plan
               for Nonemployee Directors (incorporated by reference to the
               Company's 1999 Registration Statement).

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
    10.35 --   Time Brokerage Agreement, dated as of October 25, 1999, by and between Spanish Broadcasting System of Florida, Inc. and
               Pablo Raul Alarcon, Sr. (incorporated by reference to the
               Company's 1999 Registration Statement).
    10.36 --   Form of Lock-Up Letter Agreement (incorporated by reference in the Company's 1999 Registration Statement).
    10.37 --   Form of Option Grant not under Stock Option Plans
               (incorporated by reference to the Company's 1999
               Registration Statement).
    10.38 --   Option Grant not under the Stock Option Plans with Arnold
               Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
    10.39 --   Stock Purchase Agreement, dated as of May 8, 2000, by and
               among Rodriguez Communications, Inc., a Delaware
               corporation, each of the Stockholders identified therein and
               Spanish Broadcasting System, Inc., a Delaware corporation
               (incorporated by reference to Exhibit 10.1 of the Company's
               Amended Quarterly Report on Form 10-Q/ A, dated August 11,
               2000 (the "Company's Amended Quarterly Report")).
    10.40 --   Asset Purchase Agreement, dated as of May 8, 2000, by and
               between New World Broadcasters Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware
               corporation (incorporated by reference to Exhibit 10.2 of
               the Company's Amended Quarterly Report).
    10.41 --   Stock Purchase Agreement, dated as of May 8, 2000, by and
               between New World Broadcasters Corp., a Texas corporation,
               910 Broadcasting Corp., a Texas corporation, and Spanish
               Broadcasting System, Inc., a Delaware corporation
               (incorporated by reference to Exhibit 10.2 of the Company's
               Amended Quarterly Report).
    10.42 --   Time Brokerage Agreement, dated May 8, 2000, by and among,
               New World Broadcasters Corp., a Texas corporation, 910
               Broadcasting Corp., a Texas corporation, and Spanish
               Broadcasting System of San Antonio, Inc., a Delaware
               corporation and Spanish Broadcasting System, Inc., a
               Delaware corporation (incorporated by reference to Exhibit
               10.5 of the Company's Quarterly Report on Form 10-Q, dated
               August 9, 2000 (the "Company's 2000 Quarterly Report")).
    10.43 --   Credit Agreement, dated as of May 8, 2000, by and among, New
               World Broadcasters Corp., a Texas corporation, Rodriguez
               Communications, Inc., a Delaware corporation, RCI (Alameda)
               Acquisition, Inc., a Delaware corporation, the Guarantors
               named therein and Spanish Broadcasting System, Inc., a
               Delaware corporation (incorporated by reference to Exhibit
               10.6 of the Company's Quarterly Report).
    10.44 --   Credit Agreement, dated as of July 6, 2000, among Spanish
               Broadcasting System, Inc., a Delaware corporation, the
               several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman
               Commercial Paper, Inc., as administrative agent.*
    10.45 --   Guarantee and Collateral Agreement made by Spanish
               Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative
               Agent, dated as of July 6, 2000.*
    10.46 --   Employment Agreement dated December 7, 2000, between Joseph
               Garcia and the Company.*
    10.47 --   Employment Agreement dated August 31, 2000, between William
               Tanner and the Company.*
    10.48 --   Employment Agreement dated February 16, 2000, between Juan
               A. Garcia and the Company.*

EXHIBIT
NUMBER                                 DESCRIPTION                           PAGE
-------                                -----------                           ----
    10.49 --   Deed of Constitution of Mortgage, Cadera Estereotempo, Inc.,
               as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as
               Mortgagee.*
    10.50 --   Lease Agreement by and between the Company and Irradio
               Holdings, Ltd. made as of December 14, 2000.*
    10.51 --   First Addendum to Lease between the Company and Irradio
               Holdings, Ltd. as of December 14, 2000.*
    10.52 --   Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the Foursquare Gospel and
               the Company.*
    21.1  --   List of Subsidiaries of the Company.*
    27.1  --   Financial Data Schedule.*

---------------

* Filed with the initial filing of this Form 10-K on December 26, 2000.