Form 10-Q
period 2000-12-31
SPANISH BROADCASTING SYSTEM INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM OF FLORIDA INC; ALARCON HOLDINGS INC; SPANISH BROADCASTING SYSTEM NETWORK INC; SBS PROMOTIONS INC; SBS OF GREATER NEW YORK INC; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC; SPANISH BROADCASTING SYSTEM OF SAN ANTONIO INC
filed 2001-02-14
CIK 927720, 927722, 927723, 927725, 927726, 927727, 1017144, 1096126, 1096127, 1096128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

             2601 SOUTH BAYSHORE DRIVE PH II, COCONUT GROVE, FL 33133
               (Address of principal executive offices) (Zip Code)

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

                                 [X] YES   [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Registrant's Common Stock, par value $.0001 per share, outstanding as of February 12, 2001: 36,856,305 shares of Class A Common Stock and 27,801,900 shares of Class B Common Stock.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                            PRIMARY
                                                                            STANDARD
                                                      STATE OR OTHER       INDUSTRIAL      I.R.S. EMPLOYER
                                                      JURISDICTION OF    CLASSIFICATION    IDENTIFICATION
NAME                                                   INCORPORATION         NUMBER            NUMBER
- ----                                                  ---------------    --------------    ---------------
Spanish Broadcasting System, Inc.                       New Jersey            4832            13-3181941
Spanish Broadcasting System of California, Inc.         California            4832            92-3952357
Spanish Broadcasting System of Florida, Inc.            Florida               4832            58-1700848
Spanish Broadcasting System Network, Inc.               New York              4899            13-3511101
SBS Promotions, Inc.                                    New York              7999            13-3456128
Alarcon Holdings, Inc.                                  New York              6512            13-3475833
SBS of Greater New York, Inc.                           New York              4832            13-3888732
Spanish Broadcasting System of Illinois, Inc.           Delaware              4832            36-4174296
Spanish Broadcasting System of Greater Miami, Inc.      Delaware              4832            65-0774450
Spanish Broadcasting System of San Antonio, Inc.        Delaware              4832            65-0820776
Spanish Broadcasting System of Puerto Rico, Inc.        Delaware              4832            52-2139546
Spanish Broadcasting System of Puerto Rico, Inc.        Puerto Rico           4832            66-0564244
SBS Funding, Inc.                                       Delaware              4832            52-6999475

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS - UNAUDITED

                 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 24, 2000
                 AND DECEMBER 31, 2000..................................................................    3

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                 MONTHS ENDED DECEMBER 26, 1999 AND DECEMBER 31, 2000...................................    4

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                 ENDED DECEMBER 26, 1999 AND DECEMBER 31, 2000..........................................    5

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................    6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.............................................................................    9

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................   13

PART II.         OTHER INFORMATION......................................................................   13

ITEM 1.          LEGAL PROCEEDINGS......................................................................   13

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................   14

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.......................................................   14

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS -- UNAUDITED


               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   SEPTEMBER 24, 2000    DECEMBER 31, 2000
                                                                                   ------------------    -----------------
                             ASSETS
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                                             $  59,558,929         $  47,733,028
RECEIVABLES:

   TRADE                                                                                 30,986,110            32,228,988
   BARTER                                                                                 2,360,184             3,801,693
                                                                                      -------------         -------------
                                                                                         33,346,294            36,030,681
LESS: ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                     8,082,275            10,316,079
                                                                                      -------------         -------------
                  NET RECEIVABLES                                                        25,264,019            25,714,602
OTHER CURRENT ASSETS                                                                      3,862,182             2,674,932
                                                                                      -------------         -------------
      TOTAL CURRENT ASSETS                                                               88,685,130            76,122,562

PROPERTY AND EQUIPMENT, NET                                                              21,675,239            23,536,009
INTANGIBLE ASSETS, NET                                                                  513,357,655           570,853,480
DEFERRED FINANCING COSTS, NET                                                            10,794,733            10,452,516
OTHER ASSETS                                                                                178,066               327,035
                                                                                      -------------         -------------
      TOTAL ASSETS                                                                    $ 634,690,823         $ 681,291,602
                                                                                      =============         =============


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM DEBT                                                     $     171,262         $     174,149
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                    13,984,267            14,357,100
ACCRUED INTEREST                                                                         11,032,889             3,830,451
DEFERRED COMMITMENT FEE                                                                   2,158,850             1,983,503
                                                                                      -------------         -------------
      TOTAL CURRENT LIABILITIES                                                          27,347,268            20,345,203
12.5% SENIOR UNSECURED NOTES                                                                100,000               100,000
9.625% SENIOR SUBORDINATED NOTES                                                        235,000,000           235,000,000
SENIOR CREDIT FACILITIES                                                                 65,000,000            65,000,000
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                                4,392,302             4,347,968
DEFERRED INCOME TAXES                                                                    28,386,169            38,887,175
STOCKHOLDERS' EQUITY:
   CLASS A COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
      100,000,000 SHARES; 32,399,760 ISSUED AND OUTSTANDING AT SEPT. 24, 2000;
      36,856,305 ISSUED AND OUTSTANDING AT DECEMBER 31, 2000                                  3,240                 3,686
   CLASS B COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
      50,000,000 SHARES; 27,816,900 SHARES ISSUED AND OUTSTANDING
      AT SEPT. 24, 2000; 27,801,900 SHARES AT DECEMBER 31, 2000                               2,782                 2,780
   ADDITIONAL PAID IN CAPITAL                                                           392,972,851           435,522,410
   ACCUMULATED DEFICIT                                                                 (118,513,789)         (117,917,620)
                                                                                      -------------         -------------
      TOTAL STOCKHOLDERS' EQUITY                                                        274,465,084           317,611,256
                                                                                      -------------         -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 634,690,823         $ 681,291,602
                                                                                      =============         =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                   --------------------------------------
                                                                   DECEMBER 26, 1999    DECEMBER 31, 2000
                                                                   -----------------    -----------------
GROSS BROADCASTING REVENUES                                           $ 33,202,107         $ 42,909,450
       LESS:  AGENCY COMMISSIONS                                         4,268,704            5,595,534
                                                                      ------------         ------------
              NET BROADCASTING REVENUES                                 28,933,403           37,313,916
                                                                      ------------         ------------
 OPERATING EXPENSES:
       ENGINEERING                                                         585,516              747,457
       PROGRAMMING                                                       2,957,460            5,712,919
       SELLING                                                           6,283,370           10,658,719
       GENERAL AND ADMINISTRATIVE                                        2,677,567            5,091,805
       CORPORATE EXPENSES                                               13,063,184            2,511,206
       DEPRECIATION AND AMORTIZATION                                     2,623,870            4,364,048
                                                                      ------------         ------------
                                                                        28,190,967           29,086,154
                                                                      ------------         ------------

 OPERATING INCOME                                                          742,436            8,227,762

 OTHER EXPENSES (INCOME):
       INTEREST EXPENSE, NET                                             2,966,276            7,437,385
       OTHER, NET                                                          405,107             (237,500)
                                                                      ------------         ------------

 (LOSS) INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM               (2,628,947)           1,027,877
 INCOME TAX (BENEFIT) EXPENSE                                           (1,077,868)             431,708
                                                                      ------------         ------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                                 (1,551,079)             596,169
 EXTRAORDINARY ITEM, NET OF INCOME TAX                                 (16,865,069)                  --
                                                                      ------------         ------------

 NET (LOSS) INCOME                                                     (18,416,148)             596,169
 DIVIDENDS ON PREFERRED STOCK                                          (28,372,393)                  --
                                                                      ------------         ------------

 NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS                   (46,788,541)             596,169
                                                                      ------------         ------------

 NET (LOSS) INCOME PER COMMON SHARE BEFORE EXTRAORDINARY ITEM:

       BASIC                                                                 (0.58)                0.01
       DILUTED                                                               (0.58)                0.01

 NET (LOSS) INCOME PER COMMON SHARE FOR EXTRAORDINARY ITEM:

       BASIC                                                                 (0.32)                  --
       DILUTED                                                               (0.32)                  --

 NET (LOSS) INCOME PER COMMON SHARE:

       BASIC                                                                 (0.90)                0.01
       DILUTED                                                               (0.90)                0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

       BASIC                                                            52,000,704           62,528,076
       DILUTED                                                          52,000,704           62,538,521



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                      December 26, 1999    December 31, 2000
                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET (LOSS) INCOME                                                    $ (18,416,148)        $    596,169
                                                                        -------------         ------------

   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
      CASH USED IN OPERATING ACTIVITIES:
      LOSS ON EARLY EXTINGUISHMENT OF DEBT                                 28,584,862                   --
      DEPRECIATION AND AMORTIZATION                                         2,623,870            4,364,048
      PROVISION FOR DOUBTFUL ACCOUNTS                                       1,145,734            2,315,727
      AMORTIZATION OF DEBT DISCOUNT                                            61,295                   --
      AMORTIZATION OF DEFERRED FINANCING COSTS                                287,174              346,077
      ACCRETION OF INTEREST TO PRINCIPAL ON OTHER LONG-TERM DEBT              151,441                   --
      DEFERRED INCOME TAXES                                                (9,347,357)             401,006
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        INCREASE IN RECEIVABLES                                            (2,540,133)          (2,766,310)
        (INCREASE) DECREASE IN OTHER CURRENT ASSETS                        (3,262,818)             481,637
        INCREASE IN OTHER ASSETS                                               (1,451)            (148,969)
        INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      37,112              286,473
        DECREASE IN ACCRUED INTEREST                                         (554,526)          (7,202,438)
        INCREASE (DECREASE) IN DEFERRED COMMITMENT FEE                         65,347             (175,347)
                                                                        -------------         ------------

             TOTAL ADJUSTMENTS                                             17,250,550           (2,098,096)
                                                                        -------------         ------------

          NET CASH USED IN OPERATING ACTIVITIES                            (1,165,598)          (1,501,927)
                                                                        -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

DEPOSIT ON SALE OF STATIONS                                                   700,000                   --
ACQUISITIONS OF RADIO STATIONS                                               (374,111)          (3,412,344)
ADVANCES ON PURCHASE PRICE OF RADIO STATIONS                                       --           (5,096,908)
ADDITIONS TO PROPERTY AND EQUIPMENT                                          (182,691)          (1,769,415)
                                                                        -------------         ------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 143,198          (10,278,667)
                                                                        -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

RETIREMENT OF 14.25% SENIOR EXCHANGEABLE PREFERRED STOCK                 (265,613,466)                  --
RETIREMENT OF SENIOR NOTES                                               (190,295,268)                  --
DECREASE IN LOANS RECEIVABLE FROM STOCKHOLDERS                              2,459,408                   --
PROCEEDS FROM SENIOR SUBORDINATED NOTES                                   227,170,507                   --
PROCEEDS FROM CLASS A COMMON STOCK                                        388,350,978                   --
REPAYMENT OF OTHER LONG-TERM DEBT                                          (3,444,941)             (41,447)
INCREASE IN DEFERRED FINANCING COSTS                                               --               (3,860)
                                                                        -------------         ------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             158,627,218              (45,307)
                                                                        -------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      157,604,818          (11,825,901)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           16,974,650           59,558,929
                                                                        -------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 174,579,468         $ 47,733,028
                                                                        =============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:

   INTEREST PAID                                                        $   5,875,754         $ 15,189,849
                                                                        =============         ============

   INCOME TAXES PAID                                                    $     430,324         $     10,306
                                                                        =============         ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 24, 2000 and December 31, 2000, and for the three-month periods ended December 26,1999 and December 31, 2000 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 24, 2000 included in the Company's 2000 Form 10-K.

         In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results for a full year.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's fiscal year ending September 30, 2001. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements since the Company had no derivative instruments outstanding or hedging activities during the three-month period ended December 31, 2000.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements" which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. At this time, management is still assessing the impact of SAB 101 on the Company's financial position and results of operations.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No.
125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. While most of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001, companies with calendar fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. Management does not believe that the adoption of SFAS No. 140 will have a significant impact on the Company's consolidated financial statements.

(3) ACQUISITIONS

         On May 8, 2000, we entered into a stock purchase agreement with Rodriguez Communications, Inc., a Delaware corporation ("RCI"), and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KMJR-FM (formerly KFOX-FM), and KNJR-FM (formerly KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, we also entered into (1) an agreement with New World Broadcasters Corp., a Texas corporation and an affiliate of RCI ("New World"), to acquire radio station KTCY-FM serving the Dallas, Texas market, and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a Texas corporation and a wholly owned subsidiary of New World, to acquire all the outstanding capital stock of 910 Broadcasting Corp., the owner and operator of radio station KXEB-AM serving the Dallas, Texas market.

         On November 10, 2000, we completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of our Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. The consideration paid by us for these acquisitions was determined through arms-length negotiations between us, RCI, the shareholders of RCI and New World. We financed these acquisitions with previously unissued shares of our Class A common stock, cash on hand and borrowings under our credit agreement, among us, the several banks and other financial institutions or entities from time to time party to the credit agreement and Lehman Commercial Paper, Inc., as administrative agent, dated as of July 6, 2000. Substantially all of the purchase price for these acquisitions has been allocated to FCC licenses (included in intangible assets) and a related deferred tax liability in the accompanying condensed consolidated balance sheet.

         Prior to the acquisition of these radio stations by RCI (the "Assets"), we broadcasted our programming on the Assets under time brokerage agreements until closing on November 10, 2000. Due to the lack of continuity in the operations of the Assets acquired in the purchase of all the capital stock of RCI, prior to and after RCI's acquisition of the Assets, at which time we began operating the Assets, we have not included separate historical financial statements or pro forma financial information relating to the acquisition of the Assets.

         We have not yet closed on the purchase of all the outstanding capital stock of 910 Broadcasting Corp., the owner of radio station KXEB-AM. FCC approval is still pending for this transaction, and there can be no assurances that the acquisition of 910 Broadcasting Corp. will be completed. Until closing on KXEB-AM, we will continue to broadcast our programming under a time brokerage agreement that commenced on May 8, 2000.

         On November 2, 2000, we entered into an asset purchase agreement with International Church of the Four Square Gospel to purchase radio station KFSG-FM in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made an initial non-refundable deposit of $5.0 million toward the purchase price. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. The agreement may be terminated by us or by the seller if the closing does not occur by December 31, 2001. We cannot assure you that the acquisition of KFSG-FM described above will occur.

         The Company and the subsidiaries listed as additional registrants have guaranteed the Senior Notes on a full, unconditional, and joint and several basis. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows:


                                                        PARENT AND
                                                         GUARANTOR       NON-GUARANTOR
                                                       SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS          TOTAL
                                                       ------------      -------------      ------------       ------------
                                                                              AS OF DECEMBER 31, 2000
                                                       --------------------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
   Cash and cash equivalents                             46,920,650            812,378                --         47,733,028
   Receivables, net                                      24,194,544          1,520,058                --         25,714,602
   Other current assets                                   2,138,024            536,908                --          2,674,932
                                                       ------------       ------------      ------------       ------------

       Current Assets                                    73,253,218          2,869,344                --         76,122,562

   Property and equipment, net                           15,519,856          8,016,153                --         23,536,009
   Intangible assets, net                               459,691,703        111,161,777                --        570,853,480
   Deferred financing costs, net                         10,449,959              2,557                --         10,452,516
   Investment in subsidiaries and intercompany          (84,695,733)        (9,996,534)      (94,692,267)                --
   Other assets                                             327,035                 --                --            327,035
                                                       ------------       ------------      ------------       ------------
        Total Assets                                    474,546,038        112,053,297       (94,692,267)       681,291,602
                                                       ============       ============      ============       ============

   Current portion of long-term debt                         53,805            120,344                --            174,149
   Accounts payable and accrued expenses                 14,357,100                 --                --         14,357,100
   Accrued interest                                         865,626          2,964,825                --          3,830,451
   Deferred commitment fee                                1,983,503                 --                --          1,983,503
                                                       ------------       ------------      ------------       ------------
       Current Liabilities                               17,260,034          3,085,169                --         20,345,203

   Long-term debt                                       300,924,241          3,523,727                --        304,447,968
   Deferred income taxes                                 16,687,175         22,200,000                --         38,887,175
                                                       ------------       ------------      ------------       ------------
       Total Liabilities                                334,871,450         28,808,896                --        363,680,346
                                                       ------------       ------------      ------------       ------------

   Common stock                                               6,466              1,000            (1,000)             6,466
   Additional paid-in capital                           435,522,416         94,691,267       (94,691,267)       435,522,410
   Accumulated deficit                                 (106,469,754)       (11,447,866)               --       (117,917,620)
                                                       ------------       ------------      ------------       ------------
       Stockholders' equity                             329,059,122         83,244,401       (94,692,267)       317,611,256
                                                       ------------       ------------      ------------       ------------

       Total liabilities and stockholders' equity       663,930,572        112,053,297       (94,692,267)       681,291,602
                                                       ============       ============      ============       ============


                                                        PARENT AND
                                                         GUARANTOR       NON-GUARANTOR
                                                       SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS          TOTAL
                                                       ------------      -------------      ------------       ------------
                                                                     FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                                       --------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
   Net broadcasting revenues                             33,811,230          3,502,686                --         37,313,916
   Station operating expenses                            16,727,680          5,483,220                --         22,210,900
   Corporate expenses                                     2,511,206                 --                --          2,511,206
   Depreciation and amortization                          3,354,440          1,009,608                --          4,364,048
                                                       ------------       ------------       -----------       ------------
       Operating income                                  11,217,904         (2,990,142)               --          8,227,762

   Interest expense, net                                  6,086,865          1,350,520                --          7,437,385
   Other income, net                                       (230,000)            (7,500)               --           (237,500)
   Income tax expense                                       431,312                396                --            431,708
                                                       ------------       ------------       -----------       ------------
       Net income (loss)                                  4,929,727         (4,333,558)               --            596,169
                                                       ============       ============       ===========       ============


                                                        PARENT AND
                                                         GUARANTOR       NON-GUARANTOR
                                                       SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS          TOTAL
                                                       ------------      -------------      ------------       ------------
                                                                     FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                                       --------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
   Cash flows from operating activities                  (3,603,980)         2,102,053                --         (1,501,927)
                                                       ============       ============       ===========       ============

   Cash flows from investing activities                  (8,591,214)        (1,687,453)               --        (10,278,667)
                                                       ============       ============       ===========       ============

   Cash flows from financing activities                  (1,051,021)         1,005,714                --            (45,307)
                                                       ============       ============       ===========       ============


Parent-only financial information has not been provided since the parent has no operations or assets separate from its investments in its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 26, 1999

         NET REVENUES. Our net revenues were $37.3 million for the three months ended December 31, 2000, compared to $28.9 million for the three months ended December 26, 1999, an increase of $8.4 million or 29.1%. Most of the increase was generated by the inclusion of operating results of the stations purchased during the year 2000 in Puerto Rico, Dallas, San Antonio, San Francisco and Los Angeles. Additionally, net revenues increased in our Chicago and Miami stations due to more effective sales efforts and ratings improvements and due to the three-way barter agreement we signed in May, 2000 with La Musica.com and America Online, Inc. (the "AOL Agreement") partially offset by lower sales in the Los Angeles market related to lower ratings and a softening of the advertising market.

         STATION OPERATING EXPENSES. Total station operating expenses were $22.2 million for the three months ended December 31, 2000, compared to $12.5 million for the three months ended December 26, 1999, an increase of $9.7 million or 77.6%. The increase was primarily attributable to the inclusion of operating results of the stations purchased in the year 2000 as well as the expenses related to the AOL Agreement. In addition, operating expenses were affected by higher compensation expenses related to increased staffing in the programming department, the hiring of additional management personnel, higher marketing costs and an increase to the allowance for doubtful accounts.

         BROADCAST CASH FLOW. Broadcast cash flow was $15.1 million for the three months ended December 31, 2000, compared to $16.4 million for the three months ended December 26, 1999, a decrease of $1.3 million or 7.9%. Our broadcast cash flow margin decreased to 40.5% for the three months ended December 31, 2000, compared to 56.7% for the three months ended December 26, 1999 due to higher station operating expenses.

         CORPORATE EXPENSES. Total corporate expenses were $2.5 million for the three months ended December 31, 2000, compared to $13.1 million for the three months ended December 26, 1999, a decrease of $10.6 million or 80.9%. The decrease in corporate expenses resulted mainly from the absence in fiscal year 2001 of the $10.2 million non-recurring severance payment related to the purchase of an annuity for two of our retired executives.

         EBITDA. EBITDA was $12.6 million for the three months ended December 31, 2000, compared to $3.4 million for the three months ended December 26, 1999, an increase of $9.2 million or 270.6%. The increase in EBITDA was mostly attributable to decreased corporate expenses related to the $10.2 million non-recurring severance payment in fiscal year 2000, partially offset by decreased broadcast cash flow.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $4.4 million for the three months ended December 31, 2000, compared to $2.6 million for the three months ended December 31, 2000, an increase of $1.8 million or 69.2%. The increase was related to an increase in amortization and depreciation resulting from the purchase of the Puerto Rico stations from AMFM Operating, Inc., a Delaware corporation (formerly known as Chancellor Media Corporation of Los Angeles), as well as the stations purchased from Rodriguez Communications, Inc., a Delaware corporation ("RCI"), and New World Broadcasters Corp., a Texas corporation and an affiliate of RCI ("New World").

         OPERATING INCOME. Operating income was $8.2 million for the three months ended December 31, 2000, compared to $0.7 million for the three months ended December 26, 1999, an increase of $7.5 million or 1,071.4%. The increase was due primarily to the increase in EBITDA that was partially offset by the increase in depreciation and amortization.

         INTEREST EXPENSE, NET. Interest expense was $7.4 million for the three months ended December 31, 2000, compared to $3.0 million for the three months ended December 26, 1999, an increase of $4.4 million or 146.7%. This increase was due primarily to interest expense incurred on higher debt resulting from the $235.0 million of 9 5/8% senior subordinated notes due 2009 which were issued on October 28, 1999 and the $65.0 million outstanding on the company's senior secured credit facility.

         OTHER INCOME (EXPENSE). We recorded $0.2 million of income for the three months ended December 31, 2000 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM serving the Los Angeles market. We had other expenses of $0.4 million for the three months ended December 26, 1999 which resulted primarily from the write-off of financing costs related to a financing transaction that was aborted.

         EXTRAORDINARY LOSS. During the three months ended December 31, 2000 the Company did not record any extraordinary items. The Company incurred an extraordinary loss of $16.9 million, net of an income tax benefit of $11.7 million, in the three months ended December 26, 1999 related to the early extinguishment of our 11% and 12 1/2% notes for an amount in excess of our carrying value and the write off of the related unamortized debt issuance costs.

         NET INCOME. Our net income was $0.6 million for the three months ended December 31, 2000, compared to a net loss of $18.4 million for the three months ended December 26, 1999. The net income was caused by the absence of an extraordinary loss and the absence of the non-recurring severance payment, partially offset by an increase in interest expense and a decrease in broadcast cash flow.

         AFTER-TAX CASH FLOW. After-tax cash flow was $5.0 million for the three months ended December 31, 2000, compared to $1.1 million for the three months ended December 26, 1999, an increase of $3.9 million or 354.6%. This increase was primarily attributable to the increase in EBITDA partially offset by the increase in interest expense, net.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity is cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under the $150.0 million senior credit facility arranged by Lehman Brothers Inc. in July 2000, of which $65.0 million was outstanding at December 31, 2000. The senior credit facility includes a six-year $25.0 million revolving credit facility and $125.0 million multi-draw term loan facility. We intend to use a significant portion of our capital resources to make future acquisitions. These acquisitions will be funded primarily from the senior credit facility, cash on hand and internally generated cash flow, as well as potential equity financing.

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

         Net cash flows used in operating activities were $1.5 million for the three months ended December 31, 2000, compared to net cash flows used in operating activities of $1.2 million for the three months ended December 26, 1999. Changes in our net cash flow from operating activities are primarily a result of changes in advertising revenues and station operating expenses which are affected by the acquisition of stations during those periods.

         Net cash flows used in investing activities were $10.3 million for the three months ended December 31, 2000, compared to net cash flows provided by investing activities of $0.1 million for the three months ended December 26, 1999. Changes in our net cash flow from investing activities are primarily a result of the acquisition and disposition of stations during those periods.

         Net cash flows used in financing activities were minimal for the three months ended December 31, 2000, compared to net cash flows provided by financing activities of $158.6 million for the three months ended December 26, 1999. Changes in our net cash flow from financing activities during the three months ended December 31, 2000 were primarily a result of the initial public offering and related refinancing transactions that were completed during the first quarter of fiscal year 2000.

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

         We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On May 8, 2000, we entered into a stock purchase agreement with RCI and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KMJR-FM (formerly KFOX-FM) and KNJR-FM (formerly KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, we also entered into (1) an asset purchase agreement with New World to acquire radio station KTCY-FM serving the Dallas, Texas market and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a Texas corporation and a wholly owned subsidiary of New World, to acquire all the outstanding capital stock of 910 Broadcasting Corp., the owner and operator of radio station KXEB-AM serving the Dallas, Texas market.

         On November 10, 2000, we completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of our Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. The consideration paid by us for these acquisitions was determined through arms-length negotiations between us, RCI, the shareholders of RCI and New World. We financed these acquisitions with previously unissued shares of our Class A common stock, cash on hand and borrowings under our credit agreement, among us, the several banks and other financial institutions or entities from time to time party to the credit agreement and Lehman Commercial Paper, Inc., as administrative agent, dated as of July 6, 2000. We have not yet closed on the purchase of all the outstanding capital stock of 910 Broadcasting Corp., the owner of radio station KXEB-AM. FCC approval is still pending for this transaction, and there can be no assurances that the acquisition of 910 Broadcasting Corp. will be completed. Until closing on KXEB-AM, we will continue to broadcast our programming under a time brokerage agreement that commenced on May 8, 2000.

         On November 2, 2000, we entered into an asset purchase agreement with International Church of the Four Square Gospel to purchase radio station KFSG-FM in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made an initial non-refundable deposit of $5.0 million toward the purchase price. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. The agreement may be terminated by us or by the seller if the closing does not occur by December 31, 2001. We cannot assure you that the acquisition of KFSG-FM described above will occur.

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

YEAR 2000 ISSUE

         To date, no material interruptions to our operations have occurred as a result of the year 2000 issue. In 1999 we performed various analysis of potential problems related to the year 2000 issue. Internally, we bear some risks in the following areas: computer hardware and software for our accounting and administrative functions, computer-controlled programming of music and the transmission of our signals. Externally, we are at risk, like most companies, of losing power and phone lines. As of December 31, 2000, we had spent $0.1 million to upgrade/replace non-compliant systems and equipment.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's fiscal year ending September 30, 2001. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements since the Company had no derivative instruments outstanding or hedging activities during the three-month period ended December 31, 2000.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements" which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. At this time, management is still assessing the impact of SAB 101 on the Company's financial position and results of operations.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No.
125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. While most of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001, companies with calendar fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. Management does not believe that the adoption of SFAS No. 140 will have a significant impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that inflation has not had a material impact on our results of operations for each of our first quarters ended December 26, 1999 and December 31, 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

         We are not subject to currency fluctuations since we do not have any international operations other than Puerto Rico where the currency is the U.S. dollar. We have limited market risk exposure since we do not have any outstanding variable rate debt or derivative financial and commodity instruments as of February 14, 2001. Our financial instruments outstanding at December 31, 2000 with market risk are our 9 5/8% senior subordinated notes due 2009 and our 12 1/2% senior notes due 2002 of which only an aggregate principal amount of $100,000 remains outstanding.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         On November 10, 2000, we issued an aggregate of 4,441,545 shares of our Class A Common Stock to New World, the shareholders of RCI, and to certain individuals as part of the purchase price for radio station KTCY-FM and all the outstanding capital stock of RCI. We relied on Section 4(2) of the Securities Act of 1933, as amended, to claim exemption from registration for this issuance, as a transaction not involving any public offering.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits -

3.1 Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company's 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the "1999 Registration Statement")) (Exhibit A to this Exhibit 3.1 is incorporated by reference to the Company's Current Report on Form 8-K, dated March, 25 1996 (the "1996 Current Report")).

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

4.3 Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank and Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company's 1994 Registration Statement on Form S-4.

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

4.7 Indenture with respect to 9-5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated November 2, 1999).

4.8 Form of stock certificate for the Class A Common Stock of the Company (incorporated by reference to the Company's 1999 Registration Statement).

(b)       Reports on Form 8-K.

    (i) The Company filed a report on Form 8-K dated November 27, 2000, which reported that:

                    (1) On May 8, 2000, the Company entered into a stock purchase agreement, by and among RCI, each of the stockholders of RCI identified on Annex I thereto, and the Company, to purchase all of the outstanding capital stock of RCI; and an Asset Purchase Agreement, by and between New World and the Company, to purchase radio station KTCY-FM in Texas ("KTCY").

                    (2) On November 10, 2000, the Company completed the purchase of KTCY and all of the outstanding capital stock of RCI; in consideration for which SBS paid to RCI, the shareholders of RCI and New World, total consideration of $165.2 million, consisting of $43.5 million of the Company's Class A common stock and $121.7 million in cash.

    (ii) The Company filed a report on Form 8-K dated December 8, 2000, which reported that:

                    (1) The annual meeting of the shareholders (the "Meeting") of the Company, was to be held on February 9, 2001. Shareholder proposals to be presented at the Meeting were required to be received by the Company no later than December 29, 2000, to be included in the Company's Proxy Statement for the Meeting.

                    (2) If the Company was not notified of a stockholder proposal by December 29, 2000, then the management proxies would have discretion to vote against such stockholder proposal, even though such proposal was not discussed in the proxy statement.

    (iii) The Company filed an Amended report on Form 8-K dated January 24, 2001 (the "Amended 8-K"), to amend the report on Form 8-K dated November 27, 2000, to add that:

                    (1) Due to the lack of continuity in the operations of the radio stations (the "Assets") acquired in the purchase of all the capital stock of RCI, prior to and after RCI's acquisition of the Assets, at which time the Company began operating the Assets, the Company did not include separate audited financial statements or pro forma financial information relating to the acquisition of the Assets in the Amended 8-K.

                    (2) The Company had not yet closed on the purchase of all the outstanding capital stock of 910 Broadcasting Corp., the owner of radio station KXEB-AM, as of the date of the Amended 8-K. FCC approval was still pending for this transaction as of the date of the Amended 8-K and there could be no assurances that the acquisition of 910 Broadcasting Corp. would be completed.

                    (3) The Company did not include separate audited financial statements or pro forma financial information relating to the acquisition of KTCY-FM (Pilot Point, Texas) from New World or the potential acquisition of all the outstanding capital stock of 910 Broadcasting Corp., the owner of KXEB-AM (Sherman, Texas), in the Amended 8-K because neither acquisition is considered significant.

                    (4) Of the total purchase price paid by the Company for the capital stock of RCI and the purchase of KTCY-FM from New World, $40.5 million was allocated to the purchase of KTCY-FM from New World. The purchase price for KXEB-AM is $0.95 million.

    (iv) The Company filed a report on Form 8-K dated February 9, 2001, which reported that the Meeting was re-scheduled from February 9, 2001 to March 5, 2001.

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

     Spanish Broadcasting System of Greater Miami, Inc.

     Spanish Broadcasting System of San Antonio, Inc.

     Spanish Broadcasting System of Puerto Rico, Inc., a Delaware Corporation

     Spanish Broadcasting System of Puerto Rico, Inc., a Puerto Rico Corporation

     SBS Funding, Inc.


                              By:  /s/ JOSEPH A. GARCIA
                                   --------------------------------------------
                                   Joseph A. Garcia, Executive Vice President,
Date: February 14, 2001            Chief Financial Officer and Secretary
                                   (principal financial and accounting officer)