Form 10-Q
period 2001-03-25
SPANISH BROADCASTING SYSTEM INC
filed 2001-05-09
CIK 927720

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                        2601 SOUTH BAYSHORE DRIVE, PH II
                          COCONUT GROVE, FLORIDA 33133
               (Address of principal executive offices) (Zip Code)

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

                                 [X] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of registrant's common stock outstanding as of May 8, 2001:
36,856,305 shares of Class A Common Stock, par value $.0001 per share and 27,801,900 shares of Class B Common Stock, par value $.0001 per share.

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX

     PART I.  FINANCIAL INFORMATION..........................................................................

     ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED...............................................................

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 24, 2000
              AND MARCH 25, 2001.............................................................................        3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE- AND SIX-
              MONTHS ENDED MARCH 26, 2000 AND MARCH 25, 2001.................................................        4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTHS
              ENDED MARCH 26, 2000 AND MARCH 25, 2001........................................................        5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........................................        6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS.....................................................................................       11

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................       15

     PART II. OTHER INFORMATION..............................................................................       15

     ITEM 1.  LEGAL PROCEEDINGS..............................................................................       15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................       15

     ITEM 5.  OTHER INFORMATION..............................................................................       15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................       16

PART I -      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS--UNAUDITED


               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            SEPTEMBER 24, 2000    MARCH 25, 2001
                                                                                            ------------------  ------------------
                       ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                                                   $       59,558,929          37,054,808
RECEIVABLES:

       TRADE                                                                                        30,986,110          25,154,200
       BARTER                                                                                        2,360,184           4,969,617
                                                                                            ------------------  ------------------
                                                                                                    33,346,294          30,123,817
LESS: ALLOWANCE FOR DOUBTFUL ACCOUNTS                                                                8,082,275          11,605,310
                                                                                            ------------------  ------------------
       NET RECEIVABLES                                                                              25,264,019          18,518,507

OTHER CURRENT ASSETS                                                                                 3,862,182           2,698,949
                                                                                            ------------------  ------------------

          TOTAL CURRENT ASSETS                                                                      88,685,130          58,272,264

PROPERTY AND EQUIPMENT, NET                                                                         21,675,239          24,981,470
INTANGIBLE ASSETS, NET                                                                             513,357,655         587,901,484
DEFERRED FINANCING COSTS, NET                                                                       10,794,733          10,123,469
OTHER ASSETS                                                                                           178,066             311,001
                                                                                            ------------------  ------------------
          TOTAL ASSETS                                                                      $      634,690,823         681,589,688
                                                                                            ==================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM DEBT                                                           $          171,262             177,106
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                               13,984,267          15,064,382
ACCRUED INTEREST                                                                                    11,032,889          10,560,242
DEFERRED COMMITMENT FEE                                                                              2,158,850           1,808,156
                                                                                            ------------------  ------------------
          TOTAL CURRENT LIABILITIES                                                                 27,347,268          27,609,886
12.5% SENIOR UNSECURED NOTES                                                                           100,000             100,000
9.625% SENIOR SUBORDINATED NOTES                                                                   235,000,000         235,000,000
SENIOR CREDIT FACILITIES                                                                            65,000,000          65,000,000
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                                                           4,392,302           4,302,662
DEFERRED INCOME TAXES                                                                               28,386,169          36,126,898

STOCKHOLDERS' EQUITY:

       CLASS A COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
          100,000,000 SHARES; 32,399,760 SHARES ISSUED AND OUTSTANDING AT SEPT. 24, 2000;
          36,856,305 SHARES ISSUED AND OUTSTANDING AT MARCH 25, 2001                                     3,240               3,686
       CLASS B COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
          50,000,000 SHARES; 27,816,900 SHARES ISSUED AND OUTSTANDING AT SEPT. 24, 2000;
           27,801,900 SHARES ISSUED AND OUTSTANDING AT MARCH 25, 2001                                    2,782               2,780
       ADDITIONAL PAID IN CAPITAL                                                                  392,972,851         435,522,410
       ACCUMULATED DEFICIT                                                                        (118,513,789)       (122,078,634)
                                                                                            ------------------  ------------------
          TOTAL STOCKHOLDERS' EQUITY                                                               274,465,084         313,450,242
                                                                                            ------------------  ------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      634,690,823         681,589,688
                                                                                            ==================  ==================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 ------------------------------  ------------------------------
                                                                 MARCH 26, 2000  MARCH 25, 2001  MARCH 26, 2000  MARCH 25, 2001
                                                                 --------------  --------------  --------------  --------------
GROSS BROADCASTING REVENUES                                      $   28,729,792      28,561,858      61,931,899      71,471,309
     LESS:  AGENCY COMMISSIONS                                        3,801,650       3,510,157       8,070,354       9,105,692
                                                                 --------------  --------------  --------------  --------------
             NET BROADCASTING REVENUES                               24,928,142      25,051,701      53,861,545      62,365,617
                                                                 --------------  --------------  --------------  --------------

 OPERATING EXPENSES:
     ENGINEERING                                                        626,587         848,166       1,212,103       1,595,623
     PROGRAMMING                                                      3,246,953       4,086,356       6,204,413       9,799,275
     SELLING                                                          5,171,226       9,153,063      11,454,596      19,811,782
     GENERAL AND ADMINISTRATIVE                                       3,207,520       4,367,814       5,885,087       9,459,619
     CORPORATE EXPENSES                                               2,391,330       2,644,954      15,454,514       5,156,160
     DEPRECIATION AND AMORTIZATION                                    3,223,763       4,432,554       5,847,633       8,796,602
                                                                 --------------  --------------  --------------  --------------
                                                                     17,867,379      25,532,907      46,058,346      54,619,061
                                                                 --------------  --------------  --------------  --------------

 OPERATING INCOME (LOSS)                                              7,060,763        (481,206)      7,803,199       7,746,556

 OTHER (INCOME) EXPENSES:
     INTEREST EXPENSE, NET                                            4,528,397       6,585,422       7,494,673      14,022,807
     OTHER, NET                                                         (48,892)       (279,712)        356,215        (517,212)
                                                                 --------------  --------------  --------------  --------------

 INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM             2,581,258      (6,786,916)        (47,689)     (5,759,039)
 INCOME TAX EXPENSE (BENEFIT)                                         1,057,695      (2,625,902)        (20,173)     (2,194,194)
                                                                 --------------  --------------  --------------  --------------

 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              1,523,563      (4,161,014)        (27,516)     (3,564,845)
 EXTRAORDINARY ITEM, NET OF INCOME TAX                                       --              --     (16,865,069)             --
                                                                 --------------  --------------  --------------  --------------

 NET INCOME (LOSS)                                               $    1,523,563      (4,161,014)    (16,892,585)     (3,564,845)
 DIVIDENDS ON PREFERRED STOCK                                                --              --     (28,372,393)             --
                                                                 --------------  --------------  --------------  --------------

 NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS             $    1,523,563      (4,161,014)    (45,264,978)     (3,564,845)
                                                                 --------------  --------------  --------------  --------------

 NET INCOME (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEM:

      BASIC                                                      $         0.03           (0.06)          (0.51)          (0.06)
      DILUTED                                                    $         0.03           (0.06)          (0.51)          (0.06)

 NET INCOME (LOSS) PER COMMON SHARE FOR EXTRAORDINARY ITEM:

      BASIC                                                      $           --              --           (0.30)             --
      DILUTED                                                    $           --              --           (0.30)             --

 NET INCOME (LOSS) PER COMMON SHARE:

      BASIC                                                      $         0.03           (0.06)          (0.81)          (0.06)
      DILUTED                                                    $         0.03           (0.06)          (0.81)          (0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

         BASIC                                                       60,216,660      64,658,205      56,108,682      63,511,213
         DILUTED                                                     60,610,716      64,658,205      56,108,682      63,511,213


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                             MARCH 26, 2000        MARCH 25, 2001
                                                                            -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET LOSS                                                                  $ (16,892,585)            (3,564,845)
                                                                              -------------          -------------
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
        CASH PROVIDED BY OPERATING ACTIVITIES:
        LOSS ON EARLY EXTINGUISHMENT OF DEBT                                     28,584,862                     --
        DEPRECIATION AND AMORTIZATION                                             5,847,633              8,796,602
        GAIN ON SALE OF RADIO STATION                                               (54,963)                    --
        PROVISION FOR DOUBTFUL ACCOUNTS                                           1,646,499              4,035,667
        AMORTIZATION OF DEBT DISCOUNT                                                61,295                     --
        AMORTIZATION OF DEFERRED FINANCING COSTS                                    513,466                695,126
        ACCRETION OF INTEREST TO PRINCIPAL ON OTHER LONG-TERM DEBT                  151,441                     --
        DEFERRED INCOME TAXES                                                    (8,531,911)            (2,359,271)
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
            DECREASE IN RECEIVABLES                                               2,295,461              2,709,845
            (INCREASE) DECREASE IN OTHER CURRENT ASSETS                          (3,155,512)               457,620
            INCREASE IN OTHER ASSETS                                                 (1,864)              (132,935)
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES         (2,611,567)               993,755
            (DECREASE) INCREASE IN ACCRUED INTEREST                               5,166,151               (472,647)
            INCREASE (DECREASE) IN DEFERRED COMMITMENT FEE                          165,613               (350,694)
                                                                              -------------          -------------
                      TOTAL ADJUSTMENTS                                          30,076,604             14,373,068
                                                                              -------------          -------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                            13,184,019             10,808,223
                                                                              -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITIONS OF RADIO STATIONS, NET OF CASH ACQUIRED                            (80,608,272)            (3,412,344)
PROCEED FROM SALE OF STATIONS                                                       690,304                     --
ADVANCES ON PURCHASE PRICE OF RADIO STATIONS                                             --            (25,800,012)
ADDITIONS TO PROPERTY AND EQUIPMENT                                                (373,658)            (3,992,330)
                                                                              -------------          -------------
            NET CASH USED IN INVESTING ACTIVITIES                               (80,291,626)           (33,204,686)
                                                                              -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

RETIREMENT OF 14.25% SENIOR EXCHANGEABLE PREFERRED STOCK                       (265,613,466)                    --
RETIREMENT OF SENIOR NOTES                                                     (190,295,268)                    --
DECREASE IN LOANS RECEIVABLE FROM STOCKHOLDERS                                    2,459,408                     --
PROCEEDS FROM SENIOR SUBORDINATED NOTES                                         227,060,112                     --
PROCEEDS FROM CLASS A COMMON STOCK                                              388,118,295                     --
INCREASE IN DEFERRED FINANCING COSTS                                                     --                (23,862)
REPAYMENT OF OTHER LONG-TERM DEBT                                                (3,458,122)               (83,796)
                                                                              -------------          -------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 158,270,959               (107,658)
                                                                              -------------          -------------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            91,163,352            (22,504,121)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 16,974,650             59,558,929
                                                                              -------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 108,138,002             37,054,808
                                                                              =============          =============
SUPPLEMENTAL CASH FLOW INFORMATION:
       INTEREST PAID                                                          $   5,927,284             15,315,809
                                                                              =============          =============
       INCOME TAXES PAID                                                      $     430,324                145,077
                                                                              =============          =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2001
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 24, 2000 and March 25, 2001, and for the three- and six-month periods ended March 26, 2000 and March 25, 2001 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 24, 2000 included in the Company's fiscal year 2000 Annual Report on Form 10-K.

    In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended March 25, 2001 are not necessarily indicative of the results for a full year.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's fiscal year ending September 30, 2001. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements since the Company had no derivative instruments outstanding or hedging activities during the six month period ended March 25, 2001.

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

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No.
125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Most of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001. The Company adopted SFAS No. 140 on April 1, 2001. The adoption of SFAS No. 140 had no significant impact on the Company's consolidated financial statements.

(3) ACQUISITIONS

    On May 8, 2000, we entered into a stock purchase agreement with Rodriguez Communications, Inc., a Delaware corporation ("RCI"), and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KMJR-FM (formerly KFOX-FM), and KNJR-FM (formerly KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, we also entered into (1) an asset purchase agreement with New World Broadcasters Corp., a Texas corporation and an affiliate of RCI ("New World"), to acquire radio station KTCY-FM serving the Dallas, Texas market, and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a Texas corporation and a wholly owned subsidiary of New World, to acquire all the outstanding capital stock of 910 Broadcasting Corp., the owner and operator of radio station KXEB-AM serving the Dallas, Texas market.

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

    We have not yet closed on the purchase of all the outstanding capital stock of 910 Broadcasting Corp., the owner of radio station KXEB-AM. FCC approval is still pending for this transaction, and there can be no assurance that the acquisition of 910 Broadcasting Corp. will be completed. Until closing on the purchase of KXEB-AM, we will continue to broadcast our programming under a time brokerage agreement that commenced on May 8, 2000.

    Due to the lack of continuity in the operations of the radio stations acquired in the purchase of all the capital stock of RCI (the "RCI Stations"), prior to and after RCI's acquisition of the RCI Stations, at which time we began operating the RCI Stations under time brokerage agreements until closing on November 10, 2000, we have not included separate historical financial statements or pro forma financial information relating to the acquisition of the RCI Stations.

    On November 2, 2000, we entered into an asset purchase agreement with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KFSG-FM in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. On March 13, 2001, we entered into two time brokerage agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KFSG-FM (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KMJR-FM and KNJR-FM (the "93.5 TBA") and an addendum to the asset purchase agreement (the "Addendum"). On May 1, 2001, we commenced broadcasting our programming over radio station KFSG-FM (under the call letters KXOL) under the TBA. ICFG commenced broadcasting its programming under the 93.5 TBA on May 1, 2001.

    The payment of $25.0 million made pursuant to the TBA, consisting of the original $5.0 million deposit and an additional payment of $20.0 million, gives us the right to broadcast our programming on radio station KFSG-FM under the TBA through March 13, 2002. We have the option to extend the term of the TBA to December 31, 2002 by making payment to ICFG of an additional $35.0 million no later than March 13, 2002. The full amounts of the payments for the TBA will be applied to the purchase price of radio station KFSG-FM if we close under the amended asset purchase agreement on or before August 1, 2002. Thereafter, there will be a charge against such credit equal to $1.2 million for each month we delay the closing past August 1, 2002. Under the amended asset purchase agreement, if we elect to extend the term of the TBA to December 31, 2002, the termination date for closing on the purchase of radio station KFSG-FM will be extended from March 13, 2002 until December 31, 2002. ICFG has the right to terminate or extend the 93.5 TBA after its initial term of 60 days. If ICFG does not extend the 93.5 TBA and we have not either closed under the amended asset purchase agreement or terminated such agreement, we will issue to ICFG warrants, exercisable for five years, to purchase 234,375 shares of our class A common stock for each month from the termination of the 93.5 TBA through March 13, 2002, with an exercise price of $6 per share. If we extend the TBA, the number of shares granted will be reduced to 197,917 shares of class A common stock for each month from March 14, 2002 through December 31, 2002, with the same exercise price. Such obligation shall terminate immediately if we either close under the amended asset purchase agreement for radio station KFSG-FM or we terminate such agreement. The acquisition of radio station KFSG-FM will be funded primarily from the senior credit facility, cash on hand and internally generated cash flow, as well as potential equity and debt financing and asset sales. There can be no assurance that the acquisition of radio station KFSG-FM will occur.

    The Company and certain of its subsidiaries have guaranteed the Senior
Notes on a full, unconditional, and joint and several basis. In December 1999, the Company transferred the FCC licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WEGM-FM, WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective company's FCC licenses. These special purpose subsidiaries are non-guarantors of the Senior Notes as first disclosed in the prospectus relating to our Senior Notes filed in October 1999. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows:

                                                       PARENT AND
                                                       GUARANTOR      NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                      -------------   -------------   ------------    ------------
                                                                        AS OF SEPTEMBER 24, 2000
                                                      ------------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
Cash and cash equivalents                             $  59,237,041        321,888              --      59,558,929
Receivables, net                                         23,718,499      1,545,520              --      25,264,019
Other current assets                                      3,315,263        546,919              --       3,862,182
                                                      -------------   ------------    ------------    ------------
         Current assets                                  86,270,803      2,414,327              --      88,685,130
Property and equipment, net                              14,183,896      7,491,343              --      21,675,239
Intangible assets, net                                  121,115,260    392,242,395              --     513,357,655
Deferred financing costs, net                            10,792,176          2,557              --      10,794,733
Investment in subsidiaries and intercompany             377,830,574   (283,138,307)    (94,692,267)             --
Other assets                                                178,683           (617)             --         178,066
                                                      -------------   ------------    ------------    ------------
         Total assets                                 $ 610,371,392    119,011,698     (94,692,267)    634,690,823
                                                      =============   ============    ============    ============
Current portion of long-term debt                     $      53,805        117,457              --         171,262
Accounts payable and accrued expenses                    11,624,801      2,359,466              --      13,984,267
Accrued interest                                         11,032,889             --              --      11,032,889
Deferred commitment fee                                   2,158,850             --              --       2,158,850
                                                      -------------   ------------    ------------    ------------
         Current liabilities                             24,870,345      2,476,923              --      27,347,268
Long-term debt                                          300,937,384      3,554,918              --     304,492,302
Deferred income taxes                                     6,186,169     22,200,000              --      28,386,169
                                                      -------------   ------------    ------------    ------------
         Total liabilities                              331,993,898     28,231,841              --     360,225,739
                                                      -------------   ------------    ------------    ------------
Common stock                                                  6,022          1,000          (1,000)          6,022
Additional paid-in capital                              392,972,851     94,691,267     (94,691,267)    392,972,851
Accumulated deficit                                    (114,601,379)    (3,912,410)             --    (118,513,789)
                                                      -------------   ------------    ------------    ------------
         Stockholders' equity                           278,377,494     90,779,857     (94,692,267)    274,465,084
                                                      -------------   ------------    ------------    ------------
         Total liabilities and stockholders'
           equity                                     $ 610,371,392    119,011,698     (94,692,267)    634,690,823
                                                      =============   ============    ============    ============

                                                       PARENT AND
                                                       GUARANTOR      NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                      ------------    -------------   ------------    ------------
                                                                         AS OF MARCH 25, 2001
                                                     -------------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
    Cash and cash equivalents                        $  36,445,877         608,931              --      37,054,808
    Receivables, net                                    17,626,523         891,984              --      18,518,507
    Other current assets                                 2,168,204         530,745              --       2,698,949
                                                     -------------    ------------    ------------    ------------

         Current Assets                                 56,240,604       2,031,660              --      58,272,264

    Property and equipment, net                         16,749,924       8,231,546              --      24,981,470
    Intangible assets, net                              35,794,803     552,106,681              --     587,901,484
    Deferred financing costs, net                       10,123,469              --              --      10,123,469
    Investment in subsidiaries and intercompany        549,532,935    (454,840,668)    (94,692,267)             --
    Other assets                                           311,001              --              --         311,001
                                                     -------------    ------------    ------------    ------------
         Total Assets                                $ 668,752,736     107,529,219     (94,692,267)    681,589,688
                                                     =============    ============    ============    ============

    Current portion of long-term debt                $      53,805         123,301              --         177,106
    Accounts payable and accrued expenses               10,532,870       4,531,512              --      15,064,382
    Accrued interest                                    10,560,242              --              --      10,560,242
    Deferred commitment fee                              1,808,156              --              --       1,808,156
                                                     -------------    ------------    ------------    ------------
         Current Liabilities                            22,955,073       4,654,813              --      27,609,886

    Long-term debt                                     300,910,891       3,491,771              --     304,402,662
    Deferred income taxes                               13,926,898      22,200,000              --      36,126,898
                                                     -------------    ------------    ------------    ------------
         Total Liabilities                             337,792,862      30,346,584              --     368,139,446
                                                     -------------    ------------    ------------    ------------

    Common stock                                             6,466           1,000          (1,000)          6,466
    Additional paid-in capital                         435,522,410      94,691,267     (94,691,267)    435,522,410
    Accumulated deficit                               (104,569,002)    (17,509,632)             --    (122,078,634)
                                                     -------------    ------------    ------------    ------------
         Stockholders' equity                          330,959,874      77,182,635     (94,692,267)    313,450,242
                                                     -------------    ------------    ------------    ------------

         Total liabilities and stockholders' equity  $ 668,752,736     107,529,219     (94,692,267)    681,589,688
                                                     =============    ============    ============    ============

                                                       PARENT AND
                                                       GUARANTOR      NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                      ------------    -------------   ------------    ------------
                                                                FOR THE THREE MONTHS ENDED MARCH 26, 2000
                                                      ------------------------------------------------------------
CONDENSED CONSOLIDATING INCOME STATEMENT
      Net broadcasting revenues                       $ 22,802,390       2,125,752              --      24,928,142
      Station operating expenses                        10,340,244       1,912,042              --      12,252,286
      Corporate expenses                                 2,391,330              --              --       2,391,330
      Depreciation and amortization                        402,142       2,821,621              --       3,223,763
                                                      ------------      ----------    ------------    ------------
             Operating income (loss)                     9,668,674      (2,607,911)             --       7,060,763
      Interest expense, net                              4,528,397              --              --       4,528,397
      Other, net                                         1,982,550      (2,031,442)             --         (48,892)
      Income tax expense (benefit)                       1,301,536        (243,841)             --       1,057,695
      Extraordinary item, net of income taxes                   --              --              --              --
                                                      ------------      ----------    ------------    ------------
             Net income (loss)                        $  1,856,191        (332,628)             --       1,523,563
                                                      ============      ==========    ============    ============


                                                       PARENT AND
                                                       GUARANTOR      NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                      ------------    -------------   ------------    ------------
                                                                FOR THE THREE MONTHS ENDED MARCH 25, 2001
                                                      ------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
      Net broadcasting revenues                       $ 22,664,140       2,387,561              --      25,051,701
      Station operating expenses                        10,108,837       8,346,562              --      18,455,399
      Corporate expenses                                 2,644,954              --              --       2,644,954
      Depreciation and amortization                        399,680       4,032,874              --       4,432,554
                                                      ------------      ----------    ------------    ------------
             Operating income (loss)                     9,510,669      (9,991,875)             --        (481,206)

      Interest expense, net                              5,145,662       1,439,760              --       6,585,422
      Other, net                                         2,567,464      (2,847,176)             --        (279,712)
      Income tax benefit                                (2,625,902)             --              --      (2,625,902)
                                                      ------------      ----------    ------------    ------------
             Net income (loss)                        $  4,423,445      (8,584,459)             --      (4,161,014)
                                                      ============      ==========    ============    ============

                                                       PARENT AND
                                                       GUARANTOR      NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                      ------------    -------------   ------------    ------------
                                                                 FOR THE SIX MONTHS ENDED MARCH 26, 2000
                                                      ------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
      Net broadcasting revenues                       $ 51,687,310       2,174,235              --      53,861,545
      Station operating expenses                        22,444,116       2,312,083              --      24,756,199
      Corporate expenses                                15,337,454         117,060              --      15,454,514
      Depreciation and amortization                        782,698       5,064,935              --       5,847,633
                                                      ------------      ----------    ------------    ------------
             Operating income (loss)                    13,123,042      (5,319,843)             --       7,803,199

      Interest expense, net                              7,494,726             (53)             --       7,494,673
      Other, net                                         4,409,941      (4,053,726)             --         356,215
      Income tax benefit                                   (20,173)             --              --         (20,173)
      Extraordinary item, net of income tax            (16,865,069)             --                     (16,865,069)
                                                      ------------      ----------    ------------    ------------
             Net loss                                 $(15,626,521)     (1,266,064)             --     (16,892,585)
                                                      ============      ==========    ============    ============

                                                      PARENT AND
                                                       GUARANTOR      NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                      ------------    -------------    ------------    ------------
                                                               FOR THE SIX MONTHS ENDED MARCH 25, 2001
                                                      -------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
   Net broadcasting revenues                            56,592,110       5,773,507              --      62,365,617
   Station operating expenses                           31,579,830       9,086,469              --      40,666,299
   Corporate expenses                                    5,156,160              --              --       5,156,160
   Depreciation and amortization                         2,030,565       6,766,037              --       8,796,602
                                                      ------------    ------------    ------------    ------------
        Operating income (loss)                         17,825,555     (10,078,999)             --       7,746,556

   Interest expense, net                                11,348,497       2,674,310              --      14,022,807
   Other, net                                            4,363,072      (4,880,284)             --        (517,212)
   Income tax benefit                                   (2,194,194)             --              --      (2,194,194)
                                                      ------------    ------------    ------------    ------------
        Net income (loss)                                4,308,180      (7,873,025)             --      (3,564,845)
                                                      ============    ============    ============    ============


                                                      PARENT AND
                                                       GUARANTOR      NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                      ------------    -------------    ------------    ------------
                                                               FOR THE SIX MONTHS ENDED MARCH 26, 2000
                                                      -------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
   Cash flows from operating activities                 11,499,720       1,684,299              --      13,184,019
                                                      ------------    ------------    ------------    ------------
   Cash flows from investing activities                243,405,429    (323,697,055)             --     (80,291,626)
                                                      ------------    ------------    ------------    ------------
   Cash flows from financing activities               (166,464,184)    324,735,143              --     158,270,959
                                                      ============    ============    ============    ============


                                                      PARENT AND
                                                       GUARANTOR      NON-GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                      ------------    -------------   ------------    ------------
                                                                 FOR THE SIX MONTHS ENDED MARCH 25, 2001
                                                      ------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
        Cash flows from operating activities             9,352,609       1,455,614              --      10,808,223
                                                      ============    ============    ============    ============

        Cash flows from investing activities           134,935,634    (168,140,320)             --     (33,204,686)
                                                      ============    ============    ============    ============

        Cash flows from financing activities          (167,079,137)    166,971,479             --        (107,658)
                                                      ============    ============    ============    ============

Certain prior year amounts have been reclassified to reflect the transfer of FCC licenses from guarantor subsidiaries to non-guarantor subsidiaries. Parent-only financial information has not been provided since the parent has no operations or assets separate from its investments in its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 25, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 26, 2000.

          NET REVENUES. Net revenues were $25.1 million for the three months ended March 25, 2001 compared to $24.9 million for the three months ended March 26, 2000, an increase of $0.2 million or 0.8%. Most of the increase was generated by the inclusion of the operating results of the stations acquired during the year 2000 in Puerto Rico, Dallas, San Antonio, San Francisco and Los Angeles, as well as our barter agreement with America Online, Inc. (the "AOL Agreement"), which commenced in September 2000. On a same station basis, we experienced decreases in net revenues, generally related to lower advertising demand.

         STATION OPERATING EXPENSES. Total station operating expenses were $18.5 million for the three months ended March 25, 2001 compared to $12.3 million for the three months ended March 26, 2000, an increase of $6.2 million or 50.4%. The increase was primarily attributed to the inclusion of the operating results of the stations acquired in the year 2000, as well as the expenses related to the AOL Agreement. In addition, higher compensation expenses related to improvements in our programming department, the hiring of additional programming and sales management personnel, higher marketing costs, and an increase in the allowance for doubtful accounts related to an overall softening in the general economy also increased operating expenses.

          BROADCAST CASH FLOW. Broadcast cash flow was $6.6 million for the three months ended March 25, 2001 compared to $12.7 million for the three months ended March 26, 2000, a decrease of $6.1 million or 48.0%. In addition, our broadcast cash flow margin decreased to 26.3% for the three months ended March 25, 2001 compared to 51.0% for the three months ended March 26, 2000, due to decreased same station net revenues and higher station operating expenses.

          CORPORATE EXPENSES. Corporate expenses were $2.6 million for the three months ended March 25, 2001 compared to $2.4 million for the three months ended March 26, 2000, an increase of $0.2 million or 8.3%. The increase in corporate expenses resulted mainly from an increase in professional fees.

          EBITDA. EBITDA was $4.0 million for the three months ended March 25, 2001 compared to $10.3 million for the three months ended March 26, 2000, a decrease of $6.3 million or 61.2%. The decrease in EBITDA was attributed to decreased broadcast cash flow.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $4.4 million for the three months ended March 25, 2001 compared to $3.2 million for the three months ended March 26, 2000, an increase of $1.2 million or 37.5%. The increase in depreciation and amortization was related to the stations acquired during the year 2000.

         OPERATING (LOSS) INCOME. Operating loss was $0.5 million for the three months ended March 25, 2001 compared to $7.1 million of operating income for the three months ended March 26, 2000. The operating loss was caused by the decrease in EBITDA and an increase in depreciation and amortization expense.

          INTEREST EXPENSE, NET. Interest expense was $6.6 million for the three months ended March 25, 2001 compared to $4.5 million of interest expense for the three months ended March 26, 2000, an increase of $2.1 million or 46.7%. This increase was due primarily to interest expense incurred on our senior secured credit facility of $65.0 million, which was entered into in July 2000.

          OTHER, NET. Other income was $0.3 million for the three months ended March 25, 2001 due to an insurance recovery claim related to an office building in Los Angeles. We had no meaningful other income during the three months ended March 26, 2000.

         NET (LOSS) INCOME. Net loss was $4.2 million for the three months ended March 25, 2001 compared to net income of $1.5 million for the three months ended March 26, 2000. The net loss was caused by the decrease in EBITDA and an increase in depreciation and amortization expense and interest expense, net.

         AFTER-TAX CASH FLOW. After-tax cash flow was $0.3 million for the three months ended March 25, 2001 compared to $4.7 million for the three months ended March 26, 2000, a decrease of $4.4 million or 93.6%. The decrease was primarily attributed to the decrease in EBITDA and an increase in interest expense, net.

SIX MONTHS ENDED MARCH 25, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 26, 2000.

          NET REVENUES. Our net revenues were $62.4 million for the six months ended March 25, 2001 compared to $53.9 million for the six months ended March 26, 2000, an increase of $8.5 million or 15.8%. Most of the increase was generated by the inclusion of the operating results of the stations acquired during the year 2000, as well as the barter AOL Agreement. On a same station basis, we experienced a decrease in net revenues, generally related to lower advertising demand.

          STATION OPERATING EXPENSES. Total station operating expenses were $40.7 million for the six months ended March 25, 2001 compared to $24.8 million for the six months ended March 26, 2000, an increase of $15.9 million or 64.1%. The increase was primarily attributed to the inclusion of the operating results of the stations acquired in the year 2000, as well as the expenses related to the AOL Agreement. In addition, higher compensation expenses related to improvements in our programming department, the hiring of additional programming and sales management personnel, higher marketing costs, and an increase in the allowance for doubtful accounts related to an overall softening in the general economy also increased operating expenses.

          BROADCAST CASH FLOW. Broadcast cash flow was $21.7 million for the six months ended March 25, 2001 compared to $29.1 million for the six months ended March 26, 2000, a decrease of $7.4 million or 25.4%. In addition, our broadcast cash flow margin decreased to 34.8% for the six months ended March 25, 2001 compared to 54.0% for the six months ended March 26, 2000, due to decreased same station net revenues and higher station operating expenses.

          CORPORATE EXPENSES. Corporate expenses were $5.2 million for the six months ended March 25, 2001 compared to $15.5 million for the six months ended March 26, 2000, a decrease of $10.3 million or 66.5%. The decrease in corporate expenses resulted mainly from the absence of the non-recurring severance payment in fiscal year 2001, which was recorded in the first quarter of fiscal year 2000.

          EBITDA. EBITDA was $16.5 million for the six months ended March 25, 2001 compared to $13.7 million for the six months ended March 26, 2000, an increase of $2.8 million or 20.4%. The increase in EBITDA was mainly attributed to decreased corporate expenses, offset by decreased broadcast cash flow.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $8.8 million for the six months ended March 25, 2001 compared to $5.8 million for the six months ended March 26, 2000, an increase of $3.0 million or 51.7%. The increase in depreciation and amortization was related to the stations acquired during the year 2000.

          OPERATING INCOME. Operating income was $7.7 million for the six months ended March 25, 2001 compared to $7.8 million of operating income for the six months ended March 26, 2000, a decrease of $0.1 million or 1.3%. The decrease in operating income was caused by an increase in depreciation and amortization expense, offset by an increase in EBITDA.

          INTEREST EXPENSE, NET. Interest expense was $14.0 million for the six months ended March 25, 2001 compared to $7.5 million of interest expense for the six months ended March 26, 2000, an increase of $6.5 million or 86.7%. This increase was due primarily to interest expense incurred on our senior secured credit facility of $65.0 million, which was entered into in July 2000.

         OTHER, NET. Other income was $0.5 million for the six months ended March 25, 2001 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM and an insurance recovery claim related to an office building in Los Angeles. We had other expenses of $0.4 million for the six months ended March 25, 2000, which resulted primarily from the write-off of financing costs.

         EXTRAORDINARY LOSS. During the six months ended March 25, 2001, we did not record any extraordinary items. During the six months ended March 26, 2000, we incurred an extraordinary loss of $16.9 million, net of an income tax benefit of $11.7 million, which was related to the early extinguishment of our 11% and 12 1/2% notes for an amount in excess of our carrying value and the write off of the related unamortized debt issuance costs.

         NET LOSS. Net loss was $3.6 million for the six months ended March 25, 2001 compared to a net loss of $16.9 million for the six months ended March 26, 2000, a decrease of $13.3 million or 78.7%. The decrease in net loss was caused by an increase in EBITDA and the absence of an extraordinary loss, offset by an increase in depreciation and amortization expense and interest expense, net.

         AFTER-TAX CASH FLOW. After-tax cash flow was $5.2 million for the six months ended March 25, 2001 compared to $5.8 million for the six months ended March 26, 2000, a decrease of $0.6 million or 10.3%. The decrease was primarily attributed to the increase in interest expense, net, offset by a decrease in EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary source of liquidity is cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under the $90.0 million senior credit facility arranged by Lehman Brothers Inc. in July 2000, of which $65.0 million was outstanding as of March 25, 2001. The senior credit facility includes a six-year $25.0 million revolving credit facility and $65.0 million multi-draw term loan facility.

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

    Net cash flows provided by operating activities were $10.8 million for the six months ended March 25, 2001 compared to net cash flows provided by operating activities of $13.2 million for the six months ended March 25, 2000. Changes in our net cash flow from operating activities were primarily a result of changes in advertising revenues and station operating expenses, which were affected by the acquisition of stations during these periods.

    Net cash flows used in investing activities were $33.2 million for the six months ended March 25, 2001 compared to net cash flows used in investing activities of $80.3 million for the six months ended March 26, 2000. Changes in our net cash flow from investing activities were primarily a result of the acquisition and disposition of stations during these periods.

    Net cash flows used in financing activities were $0.1 million for the six months ended March 25, 2001 compared to net cash flows provided by financing activities of $158.3 million for the six months ended March 26, 2000. Changes in our net cash flow from financing activities during the six months ended March 26, 2000 were primarily a result of the initial public offering and related refinancing transactions that were completed during the first quarter of fiscal year 2000.

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

    We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On May 8, 2000, we entered into a stock purchase agreement with Rodriguez Communications, Inc. ("RCI") and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KMJR-FM (formerly KFOX-FM) and KNJR-FM (formerly KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, we also entered into (1) an asset purchase agreement with New World Broadcasters Corp. ("New World") to acquire radio station KTCY-FM serving the Dallas, Texas market and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a wholly owned subsidiary of New World, to acquire all the outstanding capital stock of 910 Broadcasting Corp., the owner and operator of radio station KXEB-AM serving the Dallas, Texas market.

    On November 10, 2000, we completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of our Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. The consideration paid by us for these acquisitions was determined through arms-length negotiations between us, RCI, the shareholders of RCI and New World. We financed these acquisitions with previously unissued shares of our class A common stock, cash on hand and borrowings under our credit agreement, among us, the several banks and other financial institutions or entities from time to time party to the credit agreement and Lehman Commercial Paper, Inc., as administrative agent, dated as of July 6, 2000. We have not yet closed on the purchase of all the outstanding capital stock of 910 Broadcasting Corp., the owner of radio station KXEB-AM. FCC approval is still pending for this transaction, and there can be no assurance that the acquisition of 910 Broadcasting Corp. will be completed. Until closing on the purchase of KXEB-AM, we will continue to broadcast our programming on KXEB-AM under a time brokerage agreement that commenced on May 8, 2000.

    On November 2, 2000, we entered into an asset purchase agreement with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KFSG-FM in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the FCC. On March 13, 2001, we entered into two time brokerage agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KFSG-FM (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KMJR-FM and KNJR-FM (the "93.5 TBA") and an addendum to the asset purchase agreement (the "Addendum"). On May 1, 2001, we commenced broadcasting our programming over radio station KFSG-FM (under the call letters KXOL) under the TBA. ICFG commenced broadcasting its programming under the 93.5 TBA on May 1, 2001.

    The payment of $25.0 million made pursuant to the TBA, consisting of the original $5.0 million deposit and an additional payment of $20.0 million, gives us the right to broadcast our programming on radio station KFSG-FM under the TBA through March 13, 2002. We have the option to extend the term of the TBA to December 31, 2002 by making payment to ICFG of an additional $35.0 million no later than March 13, 2002. The full amounts of the payments for the TBA will be applied to the purchase price of radio station KFSG-FM if we close under the amended asset purchase agreement on or before August 1, 2002. Thereafter, there will be a charge against such credit equal to $1.2 million for each month we delay the closing past August 1, 2002. Under the amended asset purchase agreement, if we elect to extend the term of the TBA to December 31, 2002, the termination date for closing on the purchase of radio station KFSG-FM will be extended from March 13, 2002 until December 31, 2002. ICFG has the right to terminate or extend the 93.5 TBA after its initial term of 60 days. If ICFG does not extend the 93.5 TBA and we have not either closed under the amended asset purchase agreement or terminated such agreement, we will issue to ICFG warrants, exercisable for five years, to purchase 234,375 shares of our class A common stock for each month from the termination of the 93.5 TBA through March 13, 2002, with an exercise price of $6 per share. If we extend the TBA, the number of shares granted will be reduced to 197,917 shares of class A common stock for each month from March 14, 2002 through December 31, 2002 with the same exercise price. Such obligation shall terminate immediately if we either close under the amended asset purchase agreement for radio station KFSG-FM or we terminate such agreement. The acquisition of radio station KFSG-FM will be funded primarily from the senior credit facility, cash on hand and internally generated cash flow, as well as potential equity and debt financing and asset sales. There can be no assurance that the acquisition of radio station KFSG-FM will occur.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's fiscal year ending September 30, 2001. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements since the Company had no derivative instruments outstanding or hedging activities during the six month period ended March 25, 2001.

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

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No.
125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Most of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001. The Company adopted SFAS No. 140 on April 1, 2001. The adoption of SFAS No. 140 will have a significant impact on the Company's consolidated financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. Discussions containing such forward-looking statements may be found in this report. In addition, when used in this report, the words "believes," "anticipates," "expects," "estimates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. Factors that may cause these differences include, but are not limited to:

    o our substantial level of debt could limit our ability to grow and compete;

    o the terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests;

    o we have experienced net losses in the past and to the extent that we experience losses in the future, our ability to raise capital and the market prices of our securities could be adversely affected;

    o a large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets;

    o loss of key personnel could adversely affect our business, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer;

    o we compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do;

    o our growth depends on successfully executing our acquisition strategy. We intend to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets. We cannot assure you that our acquisition strategy will be successful;

    o Raul Alarcon, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control;

    o we must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive;

    o our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses;

    o we may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets;

    o   a national or regional recession could impair our revenues; and

    o future sales by existing stockholders could depress the market price of our class A common stock.


    Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 24, 2000 and in the three- and six-month periods ended March 25, 2001. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

    We are not subject to currency fluctuations since we do not have any international operations other than Puerto Rico where the currency is the U.S. dollar. Other than our senior credit facility, we do not have any variable rate debt, or derivative financial or commodity instruments. At the current level of drawing under the senior credit facility, a 10% increase in interest rates would not have a material impact on net interest expense. Consequently, we have determined not to pursue any type of hedging transactions.

PART II --  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    From time to time we are involved in litigation incidental to the conduct of our business, such as contract matters and employee-related matters. We are not currently a party to litigation, which in the opinion of management, is likely to have a material adverse effect on our business.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matters were submitted to a vote of shareholders at our annual meeting of shareholders held on March 5, 2001:

                  (1) Voters elected the following five incumbent directors with the noted vote tabulation:

                               Class A Common Stock              Class B Common Stock                        Total
                         --------------------------------  ---------------------------------  ------------------------------------
                                      Votes                              Votes                               Votes
Directors                Votes For   Against  Abstentions   Votes for   Against  Abstentions   Votes for    Against    Abstentions
---------                ---------   -------  -----------   ---------   -------  -----------   ---------    -------    -----------
Raul Alarcon, Jr.        25,481,039     --     1,174,349    261,667,500    --         --       287,148,539     --        1,174,349
Pablo Raul Alarcon, Sr.  25,600,109     --     1,055,279    261,667,500    --         --       287,267,609     --        1,055,279
Jose Grimalt             25,583,459     --     1,071,929    261,667,500    --         --       287,250,959     --        1,071,929
Roman Martinez IV        25,498,489     --     1,156,899    261,667,500    --         --       287,165,989     --        1,156,899
Jason L. Shrinsky        25,512,859     --     1,142,529    261,667,500    --         --       287,180,559     --        1,142,529



    There were no broker non-votes.

                  (2) Voters approved the ratification of the appointment of KPMG LLP as independent auditors to audit our financial statements for the year ending September 30, 2001.

                           There was a total of 288,282,588 votes for, consisting of 26,615,088 votes by Class A shareholders and 261,667,500 votes by Class B shareholders, and 20,698 votes against.by Class A shareholders. There were 19,602 abstentions by Class A shareholders and no broker non-votes.

ITEM 5.     OTHER INFORMATION

DIRECTORS

    On May 7, 2001, Roman Martinez IV resigned from his position as a member of our board of directors.

FEES PAID TO KPMG LLP

         The following table sets forth the aggregate fees billed to us for the fiscal year ended September 24, 2000 by our independent certified accountants, KPMG LLP:

   Audit Fees  .....................................................    $  500,000 (1)
   Financial Information Systems Design and Implementation Fees.....    $       --
   All Other Fees  .................................................    $  827,000 (2)

     The audit committee of the board of directors has considered whether the provision of the services by KPMG LLP covered by "Financial Information Systems Design and Implementation Fees" and "All Other Fees" above is compatible with maintaining KPMG LLP's independence and has determined that such provision of services is compatible with maintaining KPMG LLP's independence.

    (1) Includes fees for the audit of our annual consolidated financial statements for the fiscal year ended September 24, 2000, and the reviews of our quarterly condensed consolidated financial information included in our reports on Form 10-Q filed during fiscal year 2000.

    (2) Includes fees related to internal audit services, tax consulting and compliance services and other non-audit special projects (including SEC filings for our initial public offering in November 1999 and certain significant acquisitions in fiscal 2000; statutory financial statements required for Puerto Rico tax purposes; and debt compliance letters required under our senior subordinated notes payable and our senior credit facilities).

NETWORK AFFILIATION AGREEMENT

     On April 5, 2001, SBS of San Francisco, Inc. entered into a two-year radio network affiliation agreement with Clear Channel Broadcasting, Inc. ("Clear Channel") whereby Clear Channel provides a network programming service consisting of rock music programming to our radio station KXJO-FM in Alameda, California. The network agreement provides for monthly compensation payments to KXJO of $100,000 for the first year. For the second year of the agreement and for the automatic renewal term of one additional year, the payments will be adjusted based upon a compensation formula using the consumer price index, as more fully described in the agreement. The agreement may be terminated by either party upon thirty days' prior written notice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

10.1 First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc.

10.2 Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company.

10.3 Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company.

10.4 93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel.

10.5 Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc.

(b)      Reports on Form 8-K.

      (i) The Company filed an amended report on Form 8-K dated January 24, 2001 (the "Amended 8-K"), to amend the report on Form 8-K dated November 27, 2000, to add that:

                    (1) On November 10, 2000, SBS completed the purchase of all the outstanding capital stock of Rodriguez Communications, Inc. ("RCI") and the purchase of radio station KTCY-FM, for total consideration of 164.3 million, consisting of 42.6 million of SBS's Class A common stock and 121.7 million in cash.

                    (2) Due to the lack of continuity in the operations of the radio stations (the "Assets") acquired in the purchase of all the capital stock of RCI, prior to and after RCI's acquisition of the Assets, at which time the Company began operating the Assets, the Company did not include separate audited financial statements or pro forma financial information relating to the acquisition of the Assets in the Amended 8-K.

                    (3) The Company had not yet closed on the purchase of all
               the outstanding capital stock of 910 Broadcasting Corp., the owner of radio station KXEB-AM, as of the date of the Amended 8-K. FCC approval was still pending for this transaction as of the date of the Amended 8-K and there could be no assurances that the acquisition of 910 Broadcasting Corp. would be completed.

                    (4) The Company did not include separate audited financial statements or pro forma financial information relating to the acquisition of KTCY-FM (Pilot Point, Texas) from New World Broadcasters Corp. ("New World") or the potential acquisition of all the outstanding capital stock of 910 Broadcasting Corp., the owner of KXEB-AM (Sherman, Texas), in the Amended 8-K because neither acquisition is considered significant.

                    (5) Of the total purchase price paid by the Company for the capital stock of RCI and the purchase of KTCY-FM from New World, $40.5 million was allocated to the purchase of KTCY-FM from New World. The purchase price for KXEB-AM is $0.95 million.

      (ii) The Company filed a report on Form 8-K dated February 9, 2001, which reported that the annual meeting of the shareholders of the Company was re-scheduled from February 9, 2001 to March 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Spanish Broadcasting System, Inc., a Delaware Corporation


                                By:  /s/ JOSEPH A. GARCIA
                                    --------------------------------------------
                                    Joseph A. Garcia, Executive Vice President,
   Date: May 9, 2001                Chief Financial Officer and Secretary
                                    (principal financial and accounting officer
                                    and duly authorized officer of the
                                    registrant)