Form 10-Q
period 2001-06-24
SPANISH BROADCASTING SYSTEM INC
filed 2001-08-08
CIK 927720

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2001

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

                                 [X] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of registrant's common stock outstanding as of August 7, 2001:
36,856,305 shares of Class A Common Stock, par value $.0001 per share and 27,801,900 shares of Class B Common Stock, par value $.0001 per share.

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX

PART I.         FINANCIAL INFORMATION................................................................    3

ITEM 1.         FINANCIAL STATEMENTS - UNAUDITED.....................................................    3
                CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 24, 2000
                AND JUNE 24, 2001....................................................................    3
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE- AND NINE-
                MONTHS ENDED JUNE 25, 2000 AND JUNE 24, 2001.........................................    4
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE-MONTHS
                ENDED JUNE 25, 2000 AND JUNE 24, 2001................................................    5
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................................    6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS...........................................................................   12

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................   18

PART II.        OTHER INFORMATION....................................................................   18

ITEM 1.         LEGAL PROCEEDINGS....................................................................   18

ITEM 5.         OTHER INFORMATION....................................................................   18

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.....................................................   19


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS--UNAUDITED

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    SEPTEMBER 24, 2000         JUNE 24, 2001
                                                                    ------------------         -------------
                   ASSETS

CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                            $  59,558,929                48,696,017
NET RECEIVABLES                                                         25,264,019                23,550,099
OTHER CURRENT ASSETS                                                     3,862,182                 2,950,182
                                                                     -------------             -------------
         TOTAL CURRENT ASSETS                                           88,685,130                75,196,298

PROPERTY AND EQUIPMENT, NET                                             21,675,239                24,934,099
INTANGIBLE ASSETS, NET                                                 513,357,655               584,264,166
DEFERRED FINANCING COSTS, NET                                           10,794,733                10,681,407
OTHER ASSETS                                                               178,066                   284,664
                                                                     -------------             -------------
         TOTAL ASSETS                                                $ 634,690,823               695,360,634
                                                                     =============             =============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

CURRENT PORTION OF LONG-TERM DEBT                                    $     171,262                   282,735
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   13,984,267                15,934,659
ACCRUED INTEREST                                                        11,032,889                 4,836,875
DEFERRED COMMITMENT FEE                                                  2,158,850                 1,632,809
                                                                     -------------             -------------
         TOTAL CURRENT LIABILITIES                                      27,347,268                22,687,078
12.5% SENIOR UNSECURED NOTES                                               100,000                        --
9.625% SENIOR SUBORDINATED NOTES, NET                                  235,000,000               322,740,356
SENIOR CREDIT FACILITIES                                                65,000,000                        --
OTHER LONG-TERM DEBT, LESS CURRENT PORTION                               4,392,302                 4,253,762
DEFERRED INCOME TAXES                                                   28,386,169                34,615,419

STOCKHOLDERS' EQUITY:

      CLASS A COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
         100,000,000 SHARES; 32,399,760 SHARES ISSUED AND
         OUTSTANDING AT SEPT. 24, 2000; 36,856,305 SHARES
         ISSUED AND OUTSTANDING AT JUNE 24, 2001                             3,240                     3,686
      CLASS B COMMON STOCK, $.0001 PAR VALUE.  AUTHORIZED
         50,000,000 SHARES; 27,816,900 SHARES ISSUED AND
         OUTSTANDING AT SEPT. 24, 2000; 27,801,900 SHARES
         ISSUED AND OUTSTANDING AT JUNE 24, 2001                             2,782                     2,780
      ADDITIONAL PAID IN CAPITAL                                       392,972,851               435,522,410
      ACCUMULATED DEFICIT                                             (118,513,789)             (124,464,857)
                                                                     -------------             -------------
         TOTAL STOCKHOLDERS' EQUITY                                    274,465,084               311,064,019
                                                                     -------------             -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 634,690,823               695,360,634
                                                                     =============             =============


                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        -----------------------------------   ------------------------------
                                                         JUNE 25, 2000      JUNE 24, 2001      JUNE 25, 2000  JUNE 24, 2001
                                                        ----------------   ----------------   --------------  --------------
GROSS BROADCASTING REVENUES                                  $40,450,167     40,827,463      102,382,066      112,298,772
       LESS:  AGENCY COMMISSIONS                               5,639,303      4,904,878       13,709,657       14,010,570
                                                             -----------    -----------     ------------     ------------
              NET BROADCASTING REVENUES                       34,810,864     35,922,585       88,672,409       98,288,202
                                                             -----------    -----------     ------------     ------------

 OPERATING EXPENSES:
       ENGINEERING                                               649,206        849,099        1,861,309        2,444,721
       PROGRAMMING                                             4,158,356      4,638,250       10,362,769       14,437,526
       SELLING                                                 7,145,083     11,786,063       18,599,679       31,597,845
       GENERAL AND ADMINISTRATIVE                              3,932,247      4,800,202        9,817,334       14,259,821
       CORPORATE EXPENSES                                      2,646,058      2,334,346       18,100,572        7,490,508
       DEPRECIATION AND AMORTIZATION                           3,507,284      4,690,150        9,354,917       13,486,751
                                                             -----------    -----------     ------------     ------------
                                                              22,038,234     29,098,110       68,096,580       83,717,172
                                                             -----------    -----------     ------------     ------------

 OPERATING INCOME                                             12,772,630      6,824,475       20,575,829       14,571,030

 OTHER (INCOME) EXPENSES:
       INTEREST EXPENSE, NET                                   4,875,179      7,502,678       12,369,852       21,525,485
       OTHER, NET                                                     --           (500)         356,215         (517,712)
                                                             -----------    -----------     ------------     ------------
 INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM      7,897,451       (677,703)       7,849,762       (6,436,743)
 INCOME TAX EXPENSE (BENEFIT)                                  3,458,369       (187,400)       3,438,196       (2,381,595)
                                                             -----------    -----------     ------------     ------------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       4,439,082       (490,303)       4,411,566       (4,055,148)
 EXTRAORDINARY ITEM, NET OF INCOME TAX                                --     (1,895,920)     (16,865,069)      (1,895,920)
                                                             -----------    -----------     ------------     ------------
 NET INCOME (LOSS)                                           $ 4,439,082     (2,386,223)     (12,453,503)      (5,951,068)
 DIVIDENDS ON PREFERRED STOCK                                         --             --      (28,372,393)              --
                                                             -----------    -----------     ------------     ------------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS         $ 4,439,082     (2,386,223)     (40,825,896)      (5,951,068)
                                                             -----------    -----------     ------------     ------------

 NET INCOME (LOSS) PER COMMON SHARE BEFORE
 EXTRAORDINARY ITEM:
       BASIC                                                 $      0.07          (0.01)           (0.42)           (0.06)
       DILUTED                                               $      0.07          (0.01)           (0.42)           (0.06)

 NET LOSS PER COMMON SHARE FOR EXTRAORDINARY ITEM:
       BASIC                                                 $        --          (0.03)           (0.29)           (0.03)
       DILUTED                                               $        --          (0.03)           (0.29)           (0.03)

 NET INCOME (LOSS) PER COMMON SHARE:
       BASIC                                                 $      0.07          (0.04)           (0.71)           (0.09)
       DILUTED                                               $      0.07          (0.04)           (0.71)           (0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
       BASIC                                                  60,216,660     64,658,205       57,478,008       63,893,543
       DILUTED                                                60,216,660     64,658,205       57,478,008       63,893,543



                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                    JUNE 25, 2000          JUNE 24, 2001
                                                                                ----------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET LOSS                                                                        $ (12,453,503)          (5,951,068)
                                                                                      -------------          -----------

      ADJUSTMENTS TO RECONCILE NET LOSS TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES:
           LOSS ON EARLY ENTINGUISHMENT OF DEBT                                          28,584,862            3,062,876
           DEPRECIATION AND AMORTIZATION                                                  9,354,917           13,486,751
           GAIN ON SALE OF RADIO STATION                                                    (54,963)                  --
           PROVISION FOR DOUBTFUL ACCOUNTS                                                2,483,253            5,394,071
           AMORTIZATION OF DEBT DISCOUNT                                                     61,295               71,356
           AMORTIZATION OF DEFERRED FINANCING COSTS                                         726,078            1,049,947
           ACCRETION OF INTEREST TO PRINCIPAL ON OTHER LONG-TERM DEBT                       151,441                   --
           DEFERRED INCOME TAXES                                                         (7,275,540)          (3,870,750)
           CHANGES IN OPERATING ASSETS AND LIABILITIES:
                 INCREASE IN RECEIVABLES                                                 (5,249,705)          (3,680,151)
                 (INCREASE) DECREASE IN OTHER CURRENT ASSETS                             (3,002,658)             206,387
                 INCREASE IN OTHER ASSETS                                                    (6,742)            (106,598)
                 INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES              (744,853)           1,864,032
                 DECREASE IN ACCRUED INTEREST                                              (359,717)          (6,196,014)
                 DECREASE IN DEFERRED COMMITMENT FEE                                        (14,734)            (526,041)
                                                                                      -------------          -----------
                           TOTAL ADJUSTMENTS                                             24,652,934           10,755,866
                                                                                      -------------          -----------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                             12,199,431            4,804,798
                                                                                      -------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITIONS OF RADIO STATIONS, NET OF CASH ACQUIRED                                   (112,375,202)          (3,412,344)
PROCEED FROM SALE OF STATIONS                                                               690,304                   --
ADVANCES ON PURCHASE PRICE OF RADIO STATIONS                                                     --          (26,069,573)
ADDITIONS TO PROPERTY AND EQUIPMENT                                                      (2,560,604)          (4,728,229)
                                                                                      -------------          -----------
                   NET CASH USED IN INVESTING ACTIVITIES                               (114,245,502)         (34,210,146)
                                                                                      -------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

RETIREMENT OF 14.25% SENIOR EXCHANGABLE PREFERRED STOCK                                (265,613,466)                  --
RETIREMENT OF SENIOR NOTES                                                             (190,295,268)                  --
RETIREMENT OF SENIOR CREDIT FACILITIES                                                           --          (65,000,000)
DECREASE IN LOANS RECEIVABLE FROM STOCKHOLDERS                                            2,459,408                   --
PROCEEDS FROM SENIOR SUBORDINATED NOTES                                                 226,994,961           87,669,000
PROCEEDS FROM CLASS A COMMON STOCK                                                      388,072,240                   --
INCREASE IN DEFERRED FINANCING COSTS                                                             --           (3,999,497)
REPAYMENT OF OTHER LONG-TERM DEBT                                                        (3,470,862)            (127,067)
                                                                                      -------------          -----------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                            158,147,013           18,542,436
                                                                                      -------------          -----------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    56,100,942          (10,862,912)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         16,974,650           59,558,929
                                                                                      -------------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  73,075,592           48,696,017
                                                                                      =============          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      INTEREST PAID                                                                   $  17,209,497           29,646,191
                                                                                      =============          ===========
      INCOME TAXES PAID                                                               $   2,170,597              302,199
                                                                                      =============          ===========



                  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 24, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 24, 2000 and June 24, 2001, and for the three- and nine-month periods ended June 25, 2000 and June 24, 2001 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 24, 2000 included in the Company's fiscal year 2000 Annual Report on Form 10-K.

    In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended June 24, 2001 are not necessarily indicative of the results for a full year.

    The Company and certain of its subsidiaries have guaranteed the Company's
9 5/8% senior subordinated notes due 2009 that were issued in 1999 on a full, unconditional, and joint and several basis. In December 1999, the Company transferred the FCC licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WEGM-FM, WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. These special purpose subsidiaries are non-guarantors of the senior subordinated notes issued in 1999 as first disclosed in the prospectus relating to our senior subordinated notes filed in October 1999. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows:


                                                     PARENT AND
                                                      GUARANTOR      NON-GUARANTOR
                                                    SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS        TOTAL
                                                  -------------       ------------       -------------     ------------
                                                                        AS OF SEPTEMBER 24, 2000
                                                  ---------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEET
Cash and cash equivalents                         $  59,237,041            321,888                --         59,558,929
Receivables, net                                     23,718,499          1,545,520                --         25,264,019
Other current assets                                  3,315,263            546,919                --          3,862,182
                                                  -------------       ------------       -----------       ------------
         Current assets                              86,270,803          2,414,327                --         88,685,130
Property and equipment, net                          14,183,896          7,491,343                --         21,675,239
Intangible assets, net                              121,115,260        392,242,395                --        513,357,655
Deferred financing costs, net                        10,792,176              2,557                --         10,794,733
Investment in subsidiaries and intercompany         377,830,574       (283,138,307)      (94,692,267)                --
Other assets                                            178,683               (617)               --            178,066
                                                  -------------       ------------       -----------       ------------
         Total assets                             $ 610,371,392        119,011,698       (94,692,267)       634,690,823
                                                  =============       ============       ===========       ============
Current portion of long-term debt                 $      53,805            117,457                --            171,262
Accounts payable and accrued expenses                11,624,801          2,359,466                --         13,984,267
Accrued interest                                     11,032,889                 --                --         11,032,889
Deferred commitment fee                               2,158,850                 --                --          2,158,850
                                                  -------------       ------------       -----------       ------------
         Current liabilities                         24,870,345          2,476,923                --         27,347,268
Long-term debt                                      300,937,384          3,554,918                --        304,492,302
Deferred income taxes                                 6,186,169         22,200,000                --         28,386,169
                                                  -------------       ------------       -----------       ------------
         Total liabilities                          331,993,898         28,231,841                --        360,225,739
                                                  -------------       ------------       -----------       ------------
Common stock                                              6,022              1,000            (1,000)             6,022
Additional paid-in capital                          392,972,851         94,691,267       (94,691,267)       392,972,851
Accumulated deficit                                (114,601,379)        (3,912,410)               --       (118,513,789)
                                                  -------------       ------------       -----------       ------------
         Stockholders' equity                       278,377,494         90,779,857       (94,692,267)       274,465,084
                                                  -------------       ------------       -----------       ------------
         Total liabilities and stockholders'
           equity                                 $ 610,371,392        119,011,698       (94,692,267)       634,690,823
                                                  =============       ============       ===========       ============



                                                            PARENT AND
                                                             GUARANTOR        NON-GUARANTOR
                                                            SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                            ------------       ------------      ------------       ------------
                                                                                         AS OF JUNE 24, 2001
                                                            --------------------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
        Cash and cash equivalents                             46,884,418          1,811,599                --         48,696,017
        Receivables, net                                      22,014,590          1,535,509                --         23,550,099
        Other current assets                                   2,439,841            510,341                --          2,950,182
                                                            ------------       ------------       -----------       ------------
            Current Assets                                    71,338,849          3,857,449                --         75,196,298

        Property and equipment, net                           16,684,166          8,249,933                --         24,934,099
        Intangible assets, net                                36,007,553        548,256,613                --        584,264,166
        Deferred financing costs, net                         10,681,407                 --                --         10,681,407
        Investment in subsidiaries and intercompany          562,212,088       (467,519,821)      (94,692,267)                --
        Other assets                                             283,664              1,000                --            284,664
                                                            ------------       ------------       -----------       ------------
            Total Assets                                     697,207,727         92,845,174       (94,692,267)       695,360,634
                                                            ============       ============       ===========       ============
        Current portion of long-term debt                        156,404            126,331                --            282,735
        Accounts payable and accrued expenses                 13,595,673          2,338,986                --         15,934,659
        Accrued interest                                       4,836,875                 --                --          4,836,875
        Deferred commitment fee                                1,632,809                 --                --          1,632,809
                                                            ------------       ------------       -----------       ------------
            Current Liabilities                               20,221,761          2,465,317                --         22,687,078

        Long-term debt, net                                  323,535,089          3,459,029                --        326,994,118
        Deferred income taxes                                 12,415,419         22,200,000                --         34,615,419
                                                            ------------       ------------       -----------       ------------
            Total Liabilities                                356,172,269         28,124,346                --        384,296,615
                                                            ------------       ------------       -----------       ------------
        Common stock                                               6,466              1,000            (1,000)             6,466
        Additional paid-in capital                           435,522,410         94,691,267       (94,691,267)       435,522,410
        Accumulated deficit                                  (94,493,418)       (29,971,439)               --       (124,464,857)
                                                            ------------       ------------       -----------       ------------
            Stockholders' equity                             341,035,458         64,720,828       (94,692,267)       311,064,019
                                                            ------------       ------------       -----------       ------------
            Total liabilities and stockholders' equity       697,207,727         92,845,174       (94,692,267)       695,360,634
                                                            ============       ============       ===========       ============



                                                        PARENT AND
                                                         GUARANTOR        NON-GUARANTOR
                                                        SUBSIDIARIES      SUBSIDIARIES           ELIMINATIONS            TOTAL
                                                        ------------      ------------         ---------------         ----------
                                                                      FOR THE THREE MONTHS ENDED JUNE 25, 2000
                                                        -------------------------------------------------------------------------
CONDENSED CONSOLIDATING INCOME STATEMENT
        Net broadcasting revenues                       31,464,184          3,346,680                       --         34,810,864
        Station operating expenses                      13,095,770          2,789,122                       --         15,884,892
        Corporate expenses                               2,646,058                 --                       --          2,646,058
        Depreciation and amortization                      480,458          3,026,826                       --          3,507,284
                                                        ----------         ----------          ---------------         ----------
             Operating income (loss)                    15,241,898         (2,469,268)                      --         12,772,630

        Interest expense (income), net                   4,889,937            (14,758)                      --          4,875,179
        Other expense (income), net                      2,017,366         (2,017,366)                      --                 --
        Income tax expense (benefit)                     3,649,799           (191,430)                      --          3,458,369
        Extraordinary item, net of income taxes                 --                 --                       --                 --
                                                        ----------         ----------          ---------------         ----------
             Net income (loss)                           4,684,796           (245,714)                      --          4,439,082
                                                        ==========         ==========          ===============         ==========




                                                       PARENT AND
                                                        GUARANTOR         NON-GUARANTOR
                                                       SUBSIDIARIES       SUBSIDIARIES         ELIMINATIONS           TOTAL
                                                       -----------        -------------       ---------------        -----------
                                                                       FOR THE THREE MONTHS ENDED JUNE 24, 2001
                                                       -------------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
        Net broadcasting revenues                       32,184,529          3,738,056                      --         35,922,585
        Station operating expenses                      16,902,062          5,171,552                      --         22,073,614
        Corporate expenses                               2,334,346                 --                      --          2,334,346
        Depreciation and amortization                      609,807          4,080,343                      --          4,690,150
                                                       -----------         ----------         ---------------        -----------
            Operating income (loss)                     12,338,314         (5,513,839)                     --          6,824,475

        Interest expense, net                            6,115,850          1,386,828                      --          7,502,678
        Other expense (income), net                      3,010,234         (3,010,734)                     --               (500)
        Income tax expense (benefit)                      (257,259)            69,859                      --           (187,400)
        Extraordinary item, net of taxes                (1,895,920)                --                      --         (1,895,920)
                                                       -----------         ----------         ---------------        -----------
            Net income (loss)                            1,573,569         (3,959,792)                     --         (2,386,223)
                                                       ===========         ==========         ===============        ===========

                                                        PARENT AND
                                                        GUARANTOR         NON-GUARANTOR
                                                       SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS          TOTAL
                                                       ------------       ------------        -------------       -----------
                                                                       FOR THE NINE MONTHS ENDED JUNE 25, 2000
                                                       ----------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
        Net broadcasting revenues                       83,181,494          5,490,915                  --          88,672,409
        Station operating expenses                      35,534,427          5,106,664                  --          40,641,091
        Corporate expenses                              18,100,572                 --                  --          18,100,572
        Depreciation and amortization                    1,324,567          8,030,350                  --           9,354,917
                                                       -----------         ----------         -----------         -----------
             Operating income (loss)                    28,221,928         (7,646,099)                 --          20,575,829

        Interest expense (income), net                  12,390,419            (20,567)                 --          12,369,852
        Other expense (income), net                      6,310,247         (5,954,032)                 --             356,215
        Income tax expense (benefit)                     4,170,313           (732,117)                 --           3,438,196
        Extraordinary item, net of income tax          (16,865,069)                --                  --         (16,865,069)
                                                       -----------         ----------         -----------         -----------
             Net loss                                  (11,514,120)          (939,383)                 --         (12,453,503)
                                                       ===========         ==========         ===========         ===========






                                                        PARENT AND
                                                        GUARANTOR        NON-GUARANTOR
                                                       SUBSIDIARIES       SUBSIDIARIES           ELIMINATIONS           TOTAL
                                                       ------------      --------------        ---------------        -----------
                                                                        FOR THE NINE MONTHS ENDED JUNE 24, 2001
                                                       --------------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
        Net broadcasting revenues                       88,718,269           9,569,933                      --         98,288,202
        Station operating expenses                      46,110,236          16,629,677                      --         62,739,913
        Corporate expenses                               7,490,508                  --                      --          7,490,508
        Depreciation and amortization                    1,870,846          11,615,905                      --         13,486,751
                                                       -----------         -----------         ---------------        -----------
            Operating income (loss)                     33,246,679         (18,675,649)                     --         14,571,030

        Interest expense, net                           17,406,362           4,119,123                      --         21,525,485
        Other expense (income), net                      7,991,804          (8,509,516)                     --           (517,712)
        Income tax expense (benefit)                    (2,451,454)             69,859                      --         (2,381,595)
        Extraordinary item, net of taxes                (1,895,920)                 --                      --         (1,895,920)
                                                       -----------         -----------         ---------------        -----------
            Net income (loss)                            8,404,047         (14,355,115)                     --         (5,951,068)
                                                       ===========         ===========         ===============        ===========



                                                           PARENT AND
                                                           GUARANTOR         NON-GUARANTOR
                                                          SUBSIDIARIES        SUBSIDIARIES           ELIMINATIONS      TOTAL
                                                       ------------------   -------------------   -----------------   ---------
                                                                           FOR THE NINE MONTHS ENDED JUNE 25, 2000
                                                       ------------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
        Cash flows from operating activities             10,097,378            2,102,053                 --          12,199,431
                                                       ============         ============         ==========        ============

        Cash flows from investing activities            211,129,355         (325,374,857)                --        (114,245,502)
                                                       ============         ============         ==========        ============

        Cash flows from financing activities           (166,546,105)         324,693,118                 --         158,147,013
                                                       ============         ============         ==========        ============


                                                       PARENT AND
                                                        GUARANTOR        NON-GUARANTOR
                                                       SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS        TOTAL
                                                      --------------      --------------     -------------    -------------
                                                                      FOR THE NINE MONTHS ENDED JUNE 24, 2001
                                                      --------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
        Cash flows from operating activities             1,868,141           2,936,657                --         4,804,798
                                                      ============        ============        ==========       ===========

        Cash flows from investing activities           134,178,567        (168,388,713)               --       (34,210,146)
                                                      ============        ============        ==========       ===========

        Cash flows from financing activities          (148,399,331)        166,941,767                --        18,542,436
                                                      ============        ============        ==========       ===========






Certain prior year amounts have been reclassified to reflect the transfer of FCC licenses from guarantor subsidiaries to non-guarantor subsidiaries. Parent-only financial information has not been provided since the parent has no operations or assets separate from its investments in its subsidiaries.

(2) NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's fiscal year ending September 30, 2001. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements since the Company had no derivative instruments outstanding or hedging activities during the nine month period ended June 24, 2001.

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

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No.
125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Most of the provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 had no significant impact on the Company's consolidated financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

    The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life that is acquired in a purchase method business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

    SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase method business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase method business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption of SFAS No. 142. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period after adoption of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption of SFAS No. 142. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption of SFAS No. 142. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption of SFAS No.
142. This second step is required to be completed as soon as possible, but no later than the end of the fiscal year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    Finally, any unamortized negative goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

    As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of approximately $31.6 million, and unamortized identifiable intangible assets in the amount of approximately $567.7 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was approximately $0.4 million and $1.0 million for the three and nine months ended June 24, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these FASB statements on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(3) ACQUISITIONS

    On May 8, 2000, we entered into a stock purchase agreement with Rodriguez Communications, Inc., a Delaware corporation ("RCI"), and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KMJR-FM (formerly KFOX-FM) and KNJR-FM (formerly KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, we also entered into (1) an asset purchase agreement with New World Broadcasters Corp., a Texas corporation and an affiliate of RCI ("New World"), to acquire radio station KTCY-FM serving the Dallas, Texas market, and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a Texas corporation and a wholly owned subsidiary of New World ("910 Broadcasting"), to acquire all the outstanding capital stock of 910 Broadcasting, the owner and operator of radio station KXEB-AM serving the Dallas, Texas market (the "KXEB-AM Stock Purchase Agreement").

    On November 10, 2000, we completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of our Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. The consideration paid by us for these acquisitions was determined through arms-length negotiations between us, RCI, the shareholders of RCI and New World. We financed these acquisitions with previously unissued shares of our Class A common stock, cash on hand and borrowings under our then effective credit agreement, among us, the several banks and other financial institutions or entities from time to time party to the credit agreement and Lehman Commercial Paper, Inc., as administrative agent, dated as of July 6, 2000. Substantially all of the purchase price for these acquisitions has been allocated to FCC licenses and goodwill (included in intangible assets) and a related deferred tax liability in the accompanying condensed consolidated balance sheet.

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

    On July 3, 2001, New World and 910 Broadcasting sent a notice to the Company in which they purported to terminate the KXEB-AM Stock Purchase Agreement. The Company is disputing the right of New World and 910 Broadcasting to terminate the agreement and is seeking to specifically enforce the KXEB-AM Stock Purchase Agreement. There can be no assurance that we will be successful in our efforts.

    On November 2, 2000, we entered into an asset purchase agreement with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KFSG-FM in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission. On March 13, 2001, we entered into two time brokerage agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KFSG-FM (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KMJR-FM and KNJR-FM (the "93.5 TBA") and an addendum to the asset purchase agreement. On April 30, 2001, we commenced broadcasting our programming over radio station KFSG-FM (operating under the call letters KXOL-FM) under the TBA, and ICFG commenced broadcasting its programming under the 93.5 TBA.

    Payments totaling $25.0 million made pursuant to the TBA, consisting of the original $5.0 million deposit and an additional payment of $20.0 million made in March 2001, give us the right to broadcast our programming on radio station KFSG-FM under the TBA through March 13, 2002. We have the option to extend the term of the TBA to December 31, 2002 by making payment to ICFG of an additional $35.0 million no later than March 13, 2002. Under the amended asset purchase agreement, if we elect to extend the term of the TBA, the termination date for closing on the purchase of radio station KFSG-FM will be extended from March 13, 2002 until December 31, 2002. The full amounts of the payments for the TBA will be applied to the purchase price of radio station KFSG-FM if we close under the amended asset purchase agreement on or before August 1, 2002. Thereafter, there will be a charge against such credit equal to $1.2 million for each month we delay the closing past August 1, 2002. ICFG has extended the 93.5 TBA until October 26, 2001 and has requested a further extension until December 23, 2001 with the option to extend until February 23, 2002. If the 93.5 TBA is not further extended and we have not either closed under the amended asset purchase agreement or terminated such agreement, we will issue to ICFG warrants, exercisable for five years, to purchase 234,375 shares of our Class A common stock for each month from the termination of the 93.5 TBA through March 13, 2002, with an exercise price of $6 per share. If we extend the TBA to December 31, 2002, the number of shares granted to ICFG will be reduced to 197,917 shares of Class A common stock for each month starting from March 14, 2002 through December 31, 2002, with the same exercise price. Such obligation shall terminate immediately if we either close under the amended asset purchase agreement for radio station KFSG-FM or we terminate such agreement. The acquisition of radio station KFSG-FM will be funded primarily from cash on hand and internally generated cash flow, as well as potential equity and debt financing and asset sales. There can be no assurance that the acquisition of radio station KFSG-FM will occur.

(4) DEBT OFFERING

    On June 8, 2001, we sold $100 million of 9 5/8% senior subordinated notes due 2009 through a Rule 144A offering from which we received proceeds of approximately $85.0 million, after payment of underwriting commissions and a delayed draw special fee payment and discount given in connection with the issuance. We used approximately $66.2 million of the proceeds from this offering to repay the outstanding indebtedness and accrued interest under our senior credit facility, which we then terminated. We realized a loss on the extinguishment of this debt of approximately $1.9 million, net of an income tax benefit of approximately $1.2 million. This loss relates to the write-off of related unamortized debt issuance costs. We also capitalized financing costs of approximately $3.6 million related to this offering. The terms of these notes are substantially similar to the $235.0 million of 9 5/8% senior subordinated notes due 2009 that we issued in November 1999.

    In connection with the issuance and sale of the notes in our Rule 144A offering, we entered into a registration rights agreement with the initial purchaser in the offering pursuant to which we have undertaken to file a registration statement to permit holders of the notes to exchange such notes for notes registered under the Securities Act.

    As of June 24, 2001, our ratio of debt to last twelve months EBITDA exceeded
7.0 to 1.0. As long as the ratio exceeds 7.0 to 1.0, under the terms of the indenture governing these notes, we will be unable to incur additional debt other than for specifically identified occurrences, including senior debt not to exceed $175 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 24, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 25,
2000.

    NET REVENUES. Net revenues were $35.9 million for the three months ended June 24, 2001 compared to $34.8 million for the three months ended June 25, 2000, an increase of $1.1 million or 3.2%. Most of the increase was generated by the inclusion of the operating results of the stations acquired during the year 2000 in Dallas, San Antonio, San Francisco and Los Angeles, as well as our barter agreement with AOL Time Warner, Inc. (the "AOL Agreement"), which commenced in September 2000. The increase was partially offset by a decline in same station net revenues, generally related to weak demand in the advertising sector mostly affecting our stations in New York and Los Angeles.

    STATION OPERATING EXPENSES. Total station operating expenses were $22.1 million for the three months ended June 24, 2001 compared to $15.9 million for the three months ended June 25, 2000, an increase of $6.2 million or 38.9%. The increase was primarily attributed to the inclusion of the operating results of the stations acquired in the year 2000, as well as the expenses related to the AOL Agreement. Operating expenses also increased due to advertising expenditures related to the introduction of the Company's new full-power FM station in Los Angeles, KXOL-FM, which we have operated under a time-brokerage agreement since April 30, 2001. In addition, higher compensation expenses related to improvements in our programming department, the hiring of additional programming personnel, and higher marketing and promotions costs in our key markets also increased operating expenses.

    BROADCAST CASH FLOW. Broadcast cash flow was $13.8 million for the three months ended June 24, 2001 compared to $18.9 million for the three months ended June 25, 2000, a decrease of $5.1 million or 26.9%. Our broadcast cash flow margin decreased to 38.4% for the three months ended June 24, 2001 compared to 54.3% for the three months ended June 25, 2000. Our broadcast cash flow margin decreased mainly due to lower same station net revenues. In addition, our broadcast cash flow margin decreased due to lower margins contributed by newly acquired stations and the AOL Agreement.

    CORPORATE EXPENSES. Corporate expenses were $2.3 million for the three months ended June 24, 2001 compared to $2.6 million for the three months ended June 25, 2000, a decrease of $0.3 million or 11.5%. The decrease in corporate expenses resulted mainly from a decrease in compensation.

    EBITDA. EBITDA was $11.5 million for the three months ended June 24, 2001 compared to $16.3 million for the three months ended June 25, 2000, a decrease of $4.8 million or 29.5%. The decrease in EBITDA was attributed to decreased broadcast cash flow.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $4.7 million for the three months ended June 24, 2001 compared to $3.5 million for the three months ended June 25, 2000, an increase of $1.2 million or 34.3%. The increase in depreciation and amortization was related to the stations acquired during the year 2000.

    OPERATING INCOME. Operating income was $6.8 million for the three months ended June 24, 2001 compared to $12.8 million for the three months ended June 25, 2000, a decrease of $6.0 million or 46.9%. The decrease in operating income was caused by the decrease in EBITDA and an increase in depreciation and amortization expense.

    INTEREST EXPENSE, NET. Interest expense was $7.5 million for the three months ended June 24, 2001 compared to $4.9 million for the three months ended June 25, 2000, an increase of $2.6 million or 53.1%. This increase was due primarily to interest expense incurred on our senior credit facility, which was entered into in July 2000 and repaid and extinguished in June 2001, and the $100 million of 9 5/8% senior subordinated notes that were issued in June 2001.

    OTHER, NET. We had no meaningful other income during the three months ended June 24, 2001 and June 25, 2000.

    EXTRAORDINARY LOSS. During the three months ended June 24, 2001, we incurred an extraordinary loss of $1.9 million, net of an income tax benefit of $1.2 million, which was related to the write off of unamortized debt issuance costs due to the early extinguishment of our senior credit facility in June 2001. During the three months ended June 25, 2000, we did not record any extraordinary items.

    NET (LOSS) INCOME. Net loss was $2.4 million for the three months ended June 24, 2001 compared to net income of $4.4 million for the three months ended June 25, 2000. The net loss was caused by the decrease in operating income and an increase in interest expense, net.

NINE MONTHS ENDED JUNE 24, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 25, 2000.

    NET REVENUES. Our net revenues were $98.3 million for the nine months ended June 24, 2001 compared to $88.7 million for the nine months ended June 25, 2000, an increase of $9.6 million or 10.8%. Most of the increase was generated by the inclusion of the operating results of the stations acquired during the year 2000 in Puerto Rico, Dallas, San Antonio, San Francisco and Los Angeles, as well as the barter AOL Agreement. The increase was partially offset by a decline in same station net revenues, generally related to weak demand in the advertising sector mostly affecting our stations in New York and Los Angeles.

    STATION OPERATING EXPENSES. Total station operating expenses were $62.7 million for the nine months ended June 24, 2001 compared to $40.6 million for the nine months ended June 25, 2000, an increase of $22.1 million or 54.4%. The increase was primarily attributed to the inclusion of the operating results of the stations acquired in the year 2000, as well as the expenses related to the AOL Agreement. Operating expenses also increased due to advertising expenditures related to the introduction of the Company's new full-power FM station in Los Angeles, KXOL-FM, which we have operated under a time-brokerage agreement since April 30, 2001. In addition, higher compensation expenses related to improvements in our programming department, the hiring of additional programming personnel, and higher marketing and promotions costs in our key markets also increased operating expenses.

    BROADCAST CASH FLOW. Broadcast cash flow was $35.5 million for the nine months ended June 24, 2001 compared to $48.0 million for the nine months ended June 25, 2000, a decrease of $12.5 million or 26.0%. Our broadcast cash flow margin decreased to 36.1% for the nine months ended June 24, 2001 compared to 54.1% for the nine months ended June 25, 2000. Our broadcast cash flow margin decreased mainly due to lower same station net revenues. In addition, our broadcast cash flow margin decreased due to lower margins contributed by newly acquired stations and the AOL Agreement.

    CORPORATE EXPENSES. Corporate expenses were $7.5 million for the nine months ended June 24, 2001 compared to $18.1 million for the nine months ended June 25, 2000, a decrease of $10.6 million or 58.6%. The decrease in corporate expenses resulted mainly from the absence in fiscal year 2001 of a non-recurring severance payment, which was recorded in the first quarter of fiscal year 2000.

    EBITDA. EBITDA was $28.1 million for the nine months ended June 24, 2001 compared to $29.9 million for the nine months ended June 25, 2000, a decrease of $1.8 million or 6.0%. The decrease in EBITDA was attributed to decreased broadcast cash flow, offset by decreased corporate expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $13.5 million for the nine months ended June 24, 2001 compared to $9.4 million for the nine months ended June 25, 2000, an increase of $4.1 million or 43.6%. The increase in depreciation and amortization was related mostly to the stations acquired during the year 2000.

    OPERATING INCOME. Operating income was $14.6 million for the nine months ended June 24, 2001 compared to $20.6 million for the nine months ended June 25, 2000, a decrease of $6.0 million or 29.1%. The decrease in operating income was caused by a decrease in EBITDA and an increase in depreciation and amortization expense.

    INTEREST EXPENSE, NET. Interest expense was $21.5 million for the nine months ended June 24, 2001 compared to $12.4 million for the nine months ended June 25, 2000, an increase of $9.1 million or 73.4%. This increase was due primarily to interest expense incurred on our senior credit facility, which was entered into in July 2000 and repaid and extinguished in June 2001, and the $100 million of 9 5/8% senior subordinated notes that were issued in June 2001.

    OTHER, NET. Other income was $0.5 million for the nine months ended June 24, 2001 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM and an insurance recovery claim related to an office building in Los Angeles. We had other expenses of $0.4 million for the nine months ended June 25, 2000, which resulted primarily from the write-off of financing costs.

    EXTRAORDINARY LOSS. During the nine months ended June 24, 2001, we incurred an extraordinary loss of $1.9 million, net of an income tax benefit of $1.2 million, which was related to the write off of unamortized debt issuance costs due to the early extinguishment of our senior credit facility in June 2001. During the nine months ended June 25, 2000, we incurred an extraordinary loss of $16.9 million, net of an income tax benefit of $11.7 million, which was related to the early extinguishment of our 11% and 12 1/2% notes for an amount in excess of our carrying value and the write off of the related unamortized debt issuance costs.

    NET LOSS. Net loss was $6.0 million for the nine months ended June 24, 2001 compared to a net loss of $12.5 million for the nine months ended June 25, 2000, a decrease of $6.5 million or 52.0%. The decrease in net loss was caused by the decrease in extraordinary losses, partially offset by a decrease in operating income and increase in interest expense, net.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary source of liquidity is cash on hand and cash provided by operations. Our ability to increase our indebtedness is limited by the terms of the indentures governing our outstanding public and private 9 5/8% senior subordinated notes due 2009. Additionally, such indentures place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

    Net cash flows provided by operating activities were $4.8 million for the nine months ended June 24, 2001 compared to net cash flows provided by operating activities of $12.2 million for the nine months ended June 25, 2000. Changes in our net cash flow from operating activities were primarily a result of changes in advertising revenues and station operating expenses, which were affected by the acquisition of stations during these periods.

    Net cash flows used in investing activities were $34.2 million for the nine months ended June 24, 2001 compared to net cash flows used in investing activities of $114.2 million for the nine months ended June 25, 2000. Changes in our net cash flow from investing activities were primarily a result of the acquisition and disposition of stations during these periods.

    Net cash flows provided by financing activities were $18.5 million for the nine months ended June 24, 2001 compared to net cash flows provided by financing activities of $158.1 million for the nine months ended June 25, 2000. Changes in our net cash flow from financing activities during the nine months ended June 24, 2001 were primarily a result of our Rule 144A offering of $100 million of 9 5/8% senior subordinated notes due 2009 and our repayment of the outstanding indebtedness under our senior credit facility which we then terminated. Changes in our net cash flow from financing activities during the nine months ended June 25, 2000 were primarily a result of the initial public offering and related refinancing transactions that were completed during the first quarter of fiscal year 2000.

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

    We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On May 8, 2000, we entered into a stock purchase agreement with Rodriguez Communications, Inc. ("RCI") and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KMJR-FM (formerly KFOX-FM) and KNJR-FM (formerly KREA-FM) serving the Los Angeles, California market, KXJO-FM serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, we also entered into (1) an asset purchase agreement with New World Broadcasters Corp. ("New World") to acquire radio station KTCY-FM serving the Dallas, Texas market and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a wholly owned subsidiary of New World ("910 Broadcasting"), to acquire all the outstanding capital stock of 910 Broadcasting, the owner and operator of radio station KXEB-AM serving the Dallas, Texas market (the "KXEB-AM Stock Purchase Agreement").

    On November 10, 2000, we completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of our Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. The consideration paid by us for these acquisitions was determined through arms-length negotiations between us, RCI, the shareholders of RCI and New World. We financed these acquisitions with previously unissued shares of our Class A common stock, cash on hand and borrowings under our then effective credit agreement, among us, the several banks and other financial institutions or entities from time to time party to the credit agreement and Lehman Commercial Paper, Inc., as administrative agent, dated as of July 6, 2000. On July 3, 2001, New World and 910 Broadcasting sent a notice to the Company in which they purported to terminate the KXEB-AM Stock Purchase Agreement. The Company is disputing the right of New World and 910 Broadcasting to terminate the agreement and is seeking to specifically enforce the KXEB-AM Stock Purchase Agreement. There can be no assurance that we will be successful in our efforts.

    On November 2, 2000, we entered into an asset purchase agreement with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KFSG-FM in Los Angeles, California at a purchase price of $250.0 million. In connection with this acquisition, we made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission. On March 13, 2001, we entered into two time brokerage agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KFSG-FM (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KMJR-FM and KNJR-FM (the "93.5 TBA") and an addendum to the asset purchase agreement. On April 30, 2001, we commenced broadcasting our programming over radio station KFSG-FM (operating under the call letters KXOL-FM) under the TBA, and ICFG commenced broadcasting its programming under the 93.5 TBA.

    Payments totaling $25.0 million made pursuant to the TBA, consisting of the original $5.0 million deposit and an additional payment of $20.0 million made in March 2001, give us the right to broadcast our programming on radio station KFSG-FM under the TBA through March 13, 2002. We have the option to extend the term of the TBA to December 31, 2002 by making payment to ICFG of an additional $35.0 million no later than March 13, 2002. Under the amended asset purchase agreement, if we elect to extend the term of the TBA, the termination date for closing on the purchase of radio station KFSG-FM will be extended from March 13, 2002 until December 31, 2002. The full amounts of the payments for the TBA will be applied to the purchase price of radio station KFSG-FM if we close under the amended asset purchase agreement on or before August 1, 2002. Thereafter, there will be a charge against such credit equal to $1.2 million for each month we delay the closing past August 1, 2002. ICFG has extended the 93.5 TBA until October 26, 2001 and has requested a further extension until December 23, 2001 with the option to extend until February 23, 2002. If the 93.5 TBA is not further extended and we have not either closed under the amended asset purchase agreement or terminated such agreement, we will issue to ICFG warrants, exercisable for five years, to purchase 234,375 shares of our Class A common stock for each month from the termination of the 93.5 TBA through March 13, 2002, with an exercise price of $6 per share. If we extend the TBA to December 31, 2002, the number of shares granted to ICFG will be reduced to 197,917 shares of Class A common stock for each month starting from March 14, 2002 through December 31, 2002, with the same exercise price. Such obligation shall terminate immediately if we either close under the amended asset purchase agreement for radio station KFSG-FM or we terminate such agreement. The acquisition of radio station KFSG-FM will be funded primarily from cash on hand and internally generated cash flow, as well as potential equity and debt financing and asset sales. There can be no assurance that the acquisition of radio station KFSG-FM will occur.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company's fiscal year ending September 30, 2001. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements since the Company had no derivative instruments outstanding or hedging activities during the nine month period ended June 24, 2001.

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

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No.
125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. Most of the provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 had no significant impact on the Company's consolidated financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

    The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective October 1, 2002. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life that is acquired in a purchase method business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

    SFAS No. 141 requires that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase method business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase method business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption of SFAS No. 142. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period after adoption of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption of SFAS No. 142. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption of SFAS No. 142. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption of SFAS No.
142. This second step is required to be completed as soon as possible, but no later than the end of the fiscal year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

    Finally, any unamortized negative goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

    As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of approximately $31.6 million, and unamortized identifiable intangible assets in the amount of approximately $567.7 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was approximately $0.4 million and $1.0 million for the three and nine months ended June 24, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these FASB statements on the Company's financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

    - despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt which could further limit our ability to grow and compete;

    - if any lender to us or our subsidiaries accelerates any debt in the event of a default under our or our subsidiaries' indebtedness, we and our subsidiaries may not have the resources to repay that debt, and an event of default under any material debt instruments would harm our business and financial condition;

    - the terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility;

    - we have experienced net losses in the past and to the extent that we experience losses in the future, the market prices of our securities and our ability to raise capital could be adversely affected;

    - a large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets and a significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations;

    - loss of key personnel could adversely affect our business, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer;

    - we currently have only one independent director; although the Company expects to appoint two additional independent directors to serve on our board of directors and audit committee in the very near future, there can be no assurance as to when we will do so;

    - we compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do;

    - our growth depends on successfully executing our acquisition strategy; we intend to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets, but we cannot assure you that our acquisition strategy will be successful;

    - we will incur start-up costs in connection with our time brokerage agreement for KFSG-FM (operating under the call letters KXOL-FM) and our ability to finance the acquisition of the station may be limited;

    - Raul Alarcon, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage certain types of transactions involving an actual or potential change of control of SBS such as a merger or sale of SBS;

    - we must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive;

    - our business depends on maintaining our FCC licenses; we cannot assure you that we will be able to maintain these licenses;

    - we may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets;

    -   a national or regional recession could impair our revenues;

    - the market price of our shares of Class A common stock may fluctuate significantly; and

    - current or future sales by existing stockholders could depress the market price of our Class A common stock.

    Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 24, 2000 and in the three- and nine-month periods ended June 24, 2001. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

    We are not subject to currency fluctuations since we do not have any international operations other than Puerto Rico where the currency is the U.S. dollar. We do not have any variable rate debt or derivative financial or commodity instruments.

PART II -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time we are involved in litigation incidental to the conduct of our business, such as contract matters and employee-related matters. We are not currently a party to litigation, which in the opinion of management, is likely to have a material adverse effect on our business.

ITEM 5. OTHER INFORMATION

RULE 144A DEBT OFFERING

    On June 8, 2001, we sold $100 million of 9 5/8% senior subordinated notes due 2009 through a Rule 144A offering from which we received proceeds of approximately $85.0 million, after payment of underwriting commissions and the delayed draw special fee payment and discount given in connection with the issuance. We used most of the proceeds from the offering to repay the outstanding indebtedness and accrued interest under our senior credit facility, which we then terminated. We plan to use the remainder of the proceeds for general corporate purposes. We capitalized financing costs of approximately $3.6 million related to the offering. The terms of these notes are substantially similar to the $235.0 million of 9 5/8% senior subordinated notes due 2009 that we issued in November 1999.

    In connection with the issuance and sale of the notes in our Rule 144A offering, we entered into a registration rights agreement with the initial purchaser in the offering pursuant to which we have undertaken to file a registration statement to permit holders of the notes to exchange such notes for notes registered under the Securities Act.

    As of June 24, 2001, our ratio of debt to last twelve months EBITDA exceeded
7.0 to 1.0. As long as the ratio exceeds 7.0 to 1.0, under the terms of the indenture governing these notes, we will be unable to incur additional debt other than for specifically identified occurrences, including senior debt not to exceed $175 million.

EXTINGUISHMENT OF SENIOR CREDIT FACILITY

    We used approximately $66.2 million of the proceeds from our Rule 144A offering of $100 million of 9 5/8% senior subordinated notes due 2009, which closed on June 8, 2001, to repay the outstanding indebtedness and accrued interest under our senior credit facility, which we then terminated. We realized a loss on the extinguishment of this debt of approximately $1.9 million, net of an income tax benefit of approximately $1.2 million. This loss relates to the write-off of related unamortized debt issuance costs.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

         4.1 Indenture dated as of June 8, 2001 among the Company, each of the entities named therein and the Bank of New York as Trustee with respect to 9 5/8% Senior Subordinated Notes due 2009. (Incorporated by reference to the Company's Registration Statement on Form S-3, filed on June 25, 2001).

         10.1 Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009. (Incorporated by reference to the Company's Registration Statement on Form S-3, filed on June 25, 2001).

         10.2 Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009. (Incorporated by reference to the Company's Registration Statement on Form S-3, filed on June 25, 2001).

         (b)      Reports on Form 8-K

                  No Current Report on Form 8-K has been filed by the Company since February 9, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Spanish Broadcasting System, Inc., a
                                  Delaware corporation

                            By:   /s/ JOSEPH A. GARCIA
                                  ---------------------------------------------
                                Joseph A. Garcia, Executive Vice President,
Date: August 8, 2001            Chief Financial Officer and Secretary
                                (principal financial and accounting officer
                                and duly authorized officer of the registrant)