Form 10-Q
period 2002-03-31
SPANISH BROADCASTING SYSTEM INC; SBS FUNDING INC; SPANISH BROADCASTING SYSTEM OF SAN ANTONIO INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC; SBS OF GREATER NEW YORK INC; SBS PROMOTIONS INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM SAN FRANCISCO INC; SPANISH BROADCASTING SYSTEM OF PUERTO RICO INC /PR/; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC
filed 2002-05-15
CIK 927720, 1096130, 1096128, 1096127, 1017144, 927727, 927722, 1157666, 1096342, 1096126

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2002

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

                                 [X] YES [ ] NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 13,2002, 37,065,755 shares of Class A common stock, par value $.0001 per share and 27,606,650 shares of Class B common stock, par value $.0001 per share, were outstanding.

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                                     PRIMARY STANDARD
                                                                STATE OR OTHER          INDUSTRIAL         I.R.S. EMPLOYER
                                                               JURISDICTION OF        CLASSIFICATION        IDENTIFICATION
NAME                                                            INCORPORATION             NUMBER                NUMBER
----                                                           ---------------       ----------------      ---------------
Spanish Broadcasting System of California, Inc..........         California                4832               92-3952357
Spanish Broadcasting System Network, Inc................         New York                  4899               13-3511101
SBS Promotions, Inc.....................................         New York                  7999               13-3456128
SBS Funding, Inc........................................         Delaware                  4832               52-2176317
Alarcon Holdings, Inc...................................         New York                  6512               13-3475833
SBS of Greater New York, Inc............................         New York                  4832               13-3888732
Spanish Broadcasting System of Florida, Inc.............         Florida                   4832               58-1700848
Spanish Broadcasting System of Greater Miami, Inc.......         Delaware                  4832               65-0774450
Spanish Broadcasting System of Puerto Rico, Inc.........         Delaware                  4832               52-2139546
Spanish Broadcasting System, Inc........................         New Jersey                4832               13-3181941
Spanish Broadcasting System of Illinois, Inc............         Delaware                  4832               36-4174296
Spanish Broadcasting System of San Antonio, Inc.........         Delaware                  4832               65-0820776
Spanish Broadcasting System Finance Corporation.........         Delaware                  4832               65-1081341
Spanish Broadcasting System SouthWest, Inc..............         Delaware                  4832               75-2130336
Spanish Broadcasting System - San Francisco, Inc........         Delaware                  4832               94-3405231
Spanish Broadcasting System of Puerto Rico, Inc.........         Puerto Rico               4832               66-0564244

                       SPANISH BROADCASTING SYSTEM, INC.

                                     INDEX

PART I.       FINANCIAL INFORMATION.......................................................................       4

ITEM 1.       FINANCIAL STATEMENTS - UNAUDITED............................................................       4

              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 2001
              AND MARCH 31, 2002..........................................................................       4

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-
              MONTHS ENDED MARCH 25, 2001 AND MARCH 31, 2002..............................................       5

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE-MONTHS ENDED MARCH 25, 2001 AND MARCH 31, 2002........................................       6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................................       7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................................................      13

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................      18

PART II.      OTHER INFORMATION...........................................................................      19

ITEM 1.       LEGAL PROCEEDINGS...........................................................................      19

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................      19

PART I. -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS--UNAUDITED

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
             (in thousands, except per share and share information)

                                                                                   December 30, 2001   March 31, 2002
                                                                                   -----------------   --------------

ASSETS
Current assets:

     Cash and cash equivalents                                                         $  51,640            48,738
     Net receivables                                                                      23,388            19,120
     Other current assets                                                                  1,706             1,606
                                                                                       ---------         ---------

        Total current assets                                                              76,734            69,464

Property and equipment, net                                                               24,938            25,246
Intangible assets, net                                                                   575,931           524,549
Deferred financing costs, net                                                             10,040             9,720
Other assets                                                                                 256               245
                                                                                       ---------         ---------
                Total assets                                                           $ 687,899           629,224
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     12 1/2% senior unsecured notes                                                    $     100               100
     Current portion of long-term debt                                                       191               195
     Accounts payable and accrued expenses                                                13,765            14,548
     Accrued interest                                                                      5,316            13,380
     Deferred commitment fee                                                               1,282             1,107
                                                                                       ---------         ---------
        Total current liabilities                                                         20,654            29,330

9 5/8% senior subordinated notes, net                                                    323,184           323,415
Other long-term debt, less current portion                                                 4,156             4,106
Deferred income taxes                                                                     31,706            55,650

Stockholders' equity:

     Class A common stock, $.0001 par value. Authorized 100,000,000 shares;
        36,862,705 shares issued and outstanding at December 30, 2001;
        37,030,455 shares issued and outstanding at March 31, 2002                             3                 3
     Class B common stock, $.0001 par value.  Authorized 50,000,000 shares;
        27,795,500 shares issued and outstanding at December 30, 2001;
        27,638,750 shares issued and outstanding at March 31, 2002                             3                 3
     Additional paid-in capital                                                          435,522           444,521
     Accumulated deficit                                                                (127,329)         (227,804)
                                                                                       ---------         ---------
        Total stockholders' equity                                                       308,199           216,723
                                                                                       ---------         ---------
                Total liabilities and stockholders' equity                             $ 687,899           629,224
                                                                                       =========         =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (in thousands, except share data)

                                                                                               Three months ended
                                                                                       ----------------------------------
                                                                                       March 25, 2001      March 31, 2002
                                                                                       --------------      --------------

Gross revenue                                                                            $  28,387              33,448
Less agency commissions                                                                      3,335               3,777
                                                                                         ---------           ---------
        Net revenue                                                                         25,052              29,671
                                                                                         ---------           ---------

Operating expenses:
     Engineering                                                                               848                 982
     Programming                                                                             4,086               4,324
     Selling                                                                                 9,153               9,854
     General and administrative                                                              4,368               3,366
     Corporate expenses                                                                      2,645               2,861
     Depreciation and amortization                                                           4,433                 790
                                                                                         ---------           ---------
                                                                                            25,533              22,177
                                                                                         ---------           ---------

        Operating (loss) income                                                               (481)              7,494

 Other (income) expenses:
     Interest expense, net                                                                   6,585               8,504
     Other, net                                                                               (279)                 --
                                                                                         ---------           ---------

        Loss before income taxes                                                            (6,787)             (1,010)

 Income tax (benefit) expense                                                               (2,626)             54,177
                                                                                         ---------           ---------

 Loss before cumulative effect of a change in accounting principle                          (4,161)            (55,187)

 Cumulative effect of a change in accounting principle for intangible
     assets, net of income tax benefit of $30,192                                               --             (45,288)
                                                                                         ---------           ---------

             Net loss                                                                    $  (4,161)           (100,475)
                                                                                         =========           =========

 Net loss per common share before cumulative effect of a change in accounting principle:

     Basic and Diluted                                                                   $   (0.06)              (0.85)

 Net loss per common share attributed to a cumulative effect of a change in accounting principle, net of tax:

     Basic and Diluted                                                                   $      --               (0.70)

 Net loss per common share:

     Basic and Diluted                                                                   $   (0.06)              (1.55)

Weighted-average common shares outstanding:

     Basic and Diluted                                                                      64,658              64,661

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                          Three months ended    Three months ended
                                                                                             March 25, 2001       March 31, 2002
                                                                                          ------------------    ------------------

Cash flows from operating activities:
     Net loss                                                                                  $  (4,161)            (100,475)
                                                                                               ---------             --------

     Adjustments to reconcile net loss to net cash provided by operating activities:
         Cumulative effect of a change in accounting principle for intangible assets                  --               75,480
         Depreciation and amortization                                                             4,433                  790
         Provision for (reduction of) doubtful accounts                                            1,720                 (392)
         Amortization of debt discount                                                                --                  231
         Amortization of deferred financing costs                                                    350                  320
         Deferred income taxes                                                                    (2,760)              23,944
         Decrease in deferred commitment fee                                                        (176)                (175)
         Changes in operating assets and liabilities, net of acquisitions:
              Decrease in receivables                                                              5,476                4,660
              (Increase) decrease in other current assets                                            (24)                 100
              Decrease in other assets                                                                16                   11
              Increase in accounts payable and accrued expenses                                      707                  783
              Increase in accrued interest                                                         6,730                8,064
                                                                                               ---------             --------

                      Total adjustments                                                           16,472              113,816
                                                                                               ---------             --------

                Net cash provided by operating activities                                         12,311               13,341
                                                                                               ---------             --------

Cash flows from investing activities:

     Advances on purchase price of radio station                                                 (20,704)             (15,176)
     Additions to property and equipment                                                          (2,223)              (1,098)
                                                                                               ---------             --------

                Net cash used in investing activities                                            (22,927)             (16,274)
                                                                                               ---------             --------

Cash flows from financing activities:

     Increase in deferred financing costs                                                            (20)                  --
     Proceeds from Class A common stock                                                               --                   77
     Repayment of other long-term debt                                                               (42)                 (46)
                                                                                               ---------             --------

                Net cash (used in) provided by financing activities                                  (62)                  31
                                                                                               ---------             --------

Net decrease in cash and cash equivalents                                                        (10,678)              (2,902)

Cash and cash equivalents at beginning of period                                                  47,733               51,640
                                                                                               ---------             --------

Cash and cash equivalents at end of period                                                     $  37,055               48,738
                                                                                               =========             ========

Supplemental cash flow information:

     Interest paid                                                                             $     126                  101
                                                                                               =========             ========

     Income taxes paid (received)                                                              $     135                  (40)
                                                                                               =========             ========

Non-cash financing and investing activities:

     Issuance of warrants towards the acquisition of a radio station                           $      --                8,922
                                                                                               =========             ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 30, 2001 and March 31, 2002, and for the three- month periods ended March 25, 2001 and March 31, 2002 do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2001 included in the Company's fiscal year 2001 Annual Report on Form 10-K.

         The Company reports revenue and expenses on a broadcast calendar basis. "Broadcast calendar basis," means a period ending on the last Sunday of each reporting period. The Company has changed its fiscal year end from the last Sunday in September to the last Sunday in December. As a result, the quarter ended December 30, 2001 represented a transitional reporting period.

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- month period ended March 31, 2002 are not necessarily indicative of the results for a full year.

(2)      FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

         Certain of the Company's subsidiaries (collectively, the "Subsidiary Guarantors") have guaranteed the Company's 9 5/8% senior subordinated notes due 2009 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent is a holding company with no independent assets or operations other than its investments in its subsidiaries. In December 1999, the Company transferred the FCC licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WSMA-FM (formerly WEGM-FM), WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. In addition, all FCC licenses acquired subsequent to December 1999 are held by special purpose subsidiaries. All of these special purpose subsidiaries are non-guarantors of the 9 5/8% senior subordinated notes due 2009. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows (in thousands):

                                                                 PARENT AND
                                                                 GUARANTOR         NON-GUARANTOR
                                                                SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                          -----------------------   ------------     ------------      --------
                                                                                       AS OF DECEMBER 30, 2001
                                                          ---------------------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
      Cash and cash equivalents                                  $  48,741               2,899              --           51,640
      Net receivables                                               21,885               1,503              --           23,388
      Other current assets                                           1,186                 520              --            1,706
                                                                 ---------            --------         -------         --------

           Total current assets                                     71,812               4,922              --           76,734

      Property and equipment, net                                   17,003               7,935              --           24,938
      Intangible assets, net                                        35,992             539,939              --          575,931
      Deferred financing costs, net                                 10,040                  --              --           10,040
      Investment in subsidiaries and intercompany                  524,623            (447,851)        (76,772)              --
      Other assets                                                     255                   1              --              256
                                                                 ---------            --------         -------         --------
           Total assets                                          $ 659,725             104,946         (76,772)         687,899
                                                                 =========            ========         =======         ========

      Current portion of long-term debt                          $     159                 132              --              291
      Accounts payable and accrued expenses                         11,735               2,030              --           13,765
      Accrued interest                                               5,315                   1              --            5,316
      Deferred commitment fee                                        1,282                  --              --            1,282
                                                                 ---------            --------         -------         --------
           Total current liabilities                                18,491               2,163              --           20,654

      Long-term debt                                               323,949               3,391              --          327,340
      Deferred income taxes                                          9,086              22,620              --           31,706
                                                                 ---------            --------         -------         --------
           Total liabilities                                       351,526              28,174              --          379,700
                                                                 ---------            --------         -------         --------

      Common stock                                                       6                   1              (1)               6
      Additional paid-in capital                                   435,522              94,691         (94,691)         435,522
      Accumulated deficit                                         (127,329)            (17,920)         17,920         (127,329)
                                                                 ---------            --------         -------         --------
           Total stockholders' equity                              308,199              76,772         (76,772)         308,199
                                                                 ---------            --------         -------         --------

           Total liabilities and stockholders' equity            $ 659,725             104,946         (76,772)         687,899
                                                                 =========            ========         =======         ========

                                                                PARENT AND
                                                                 GUARANTOR           NON-GUARANTOR
                                                               SUBSIDIARIES          SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                          -----------------------    ------------      ------------       ---------
                                                                                          AS OF MARCH 31, 2002
                                                          -------------------------------------------------------------------------

CONDENSED CONSOLIDATING BALANCE SHEET
      Cash and cash equivalents                                  $  45,780                2,958                --            48,738
      Net receivables                                               17,951                1,169                --            19,120
      Other current assets                                           1,059                  547                --             1,606
                                                                 ---------            ---------         ---------         ---------

           Total current assets                                     64,790                4,674                --            69,464

      Property and equipment, net                                   17,460                7,786                --            25,246
      Intangible assets, net                                        60,090              464,459                --           524,549
      Deferred financing costs, net                                  9,720                   --                --             9,720
      Investment in subsidiaries and intercompany                  455,482             (427,445)          (28,037)               --
      Other assets                                                     244                    1                --               245
                                                                 ---------            ---------         ---------         ---------
           Total assets                                          $ 607,786               49,475           (28,037)          629,224
                                                                 =========            =========         =========         =========

      Current portion of long-term debt                          $     159                  136                --               295
      Accounts payable and accrued expenses                         12,005                2,543                --            14,548
      Accrued interest                                              13,380                   --                --            13,380
      Deferred commitment fee                                        1,107                   --                --             1,107
                                                                 ---------            ---------         ---------         ---------
           Total current liabilities                                26,651                2,679                --            29,330

      Long-term debt                                               324,165                3,356                --           327,521
      Deferred income taxes                                         40,247               15,403                --            55,650
                                                                 ---------            ---------         ---------         ---------
           Total liabilities                                       391,063               21,438                --           412,501
                                                                 ---------            ---------         ---------         ---------

      Common stock                                                       6                    1                (1)                6
      Additional paid-in capital                                   444,521               94,691           (94,691)          444,521
      Accumulated deficit                                         (227,804)             (66,655)           66,655          (227,804)
                                                                 ---------            ---------         ---------         ---------
           Total stockholders' equity                              216,723               28,037           (28,037)          216,723
                                                                 ---------            ---------         ---------         ---------

           Total liabilities and stockholders' equity            $ 607,786               49,475           (28,037)          629,224
                                                                 =========            =========         =========         =========

                                                                PARENT AND
                                                                GUARANTOR            NON-GUARANTOR
                                                               SUBSIDIARIES          SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                          -----------------------    ------------      ------------       ---------
                                                                               FOR THE THREE MONTHS ENDED MARCH 25, 2001
                                                          -------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
      Net broadcasting revenues                                  $  22,723             2,329                --               25,052
      Station operating expenses                                    15,777             2,678                --               18,455
      Corporate expenses                                             2,645               120              (120)               2,645
      Depreciation and amortization                                    275             4,158                --                4,433
                                                                 ---------         ---------         ---------            ---------
           Operating income (loss)                                   4,026            (4,627)              120                 (481)

      Interest expense, net                                          5,204             1,381                --                6,585
      Other expense (income), net                                    2,724            (3,123)              120                 (279)
      Equity in net loss (income) of subsidiaries                    2,934                --            (2,934)                  --
      Income tax (benefit) expense                                  (2,675)               49                --               (2,626)
                                                                 ---------         ---------         ---------            ---------
           Net (loss) income                                     $  (4,161)           (2,934)            2,934               (4,161)
                                                                 =========         =========         =========            =========

                                                         PARENT AND
                                                          GUARANTOR         NON-GUARANTOR
                                                         SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS          TOTAL
                                                         -------------------------------------------------------------------
                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                         -------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
      Net broadcasting revenues                           $  26,723              2,948                 --             29,671
      Station operating expenses                             16,476              2,050                 --             18,526
      Corporate expenses                                      2,861                120               (120)             2,861
      Depreciation and amortization                             600                190                 --                790
                                                          ---------            -------             ------           --------
           Operating income                                   6,786                588                120              7,494

      Interest expense, net                                   7,195              1,309                 --              8,504
      Other expense (income), net                              (119)                (1)               120                 --
      Equity in net loss (income) of subsidiaries            48,735                 --            (48,735)                --
      Income tax expense                                     51,450              2,727                 --             54,177
      Cumulative effect of a change in accounting
        principle,  net of tax                                   --            (45,288)                --            (45,288)
                                                          ---------            -------             ------           --------
           Net (loss) income                              $(100,475)           (48,735)            48,735           (100,475)
                                                          =========            =======             ======           ========



                                                         PARENT AND
                                                          GUARANTOR         NON-GUARANTOR
                                                         SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS         TOTAL
                                                         -------------------------------------------------------------------
                                                                       FOR THE THREE MONTHS ENDED MARCH 25, 2001
                                                         -------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
      Cash flows from operating activities                $  12,957               (646)                --             12,311
                                                          =========            =======             ======           ========

      Cash flows from investing activities                $ (23,500)               573                 --            (22,927)
                                                          =========            =======             ======           ========

      Cash flows from financing activities                $     998             (1,060)                --                (62)
                                                          =========            =======             ======           ========


                                                         PARENT AND
                                                          GUARANTOR        NON-GUARANTOR
                                                         SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS         TOTAL
                                                         -------------------------------------------------------------------
                                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                         -------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
      Cash flows from operating activities                $  13,208                133                 --             13,341
                                                          =========            =======             ======           ========

      Cash flows from investing activities                $ (16,232)               (42)                --            (16,274)
                                                          =========            =======             ======           ========

      Cash flows from financing activities                $      63                (32)                --                 31
                                                          =========            =======             ======           ========



(3)  NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of Federal Communications Commission (FCC) licenses, qualify as indefinite-life intangible assets under SFAS 142.

         The Company adopted the provisions of SFAS No. 141 upon its issuance and adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-lived intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AMFM Operating, Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company's FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions, type of signal, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS 142 and that there was no impairment of goodwill as a result of adopting SFAS 142.

         The Company will perform an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of each fiscal year, commencing in the fourth quarter of 2002. Additionally, since amortization of its indefinite-life intangible assets ceased for financial statement purposes under SFAS 142, it could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within the Company's net operating loss carry-forward period. Therefore, the Company recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance against the Company's deferred tax assets, primarily consisting of net operating loss carry-forwards.

         As of the Company's adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $3.7 million for the three months ended March 25, 2001. The following table presents adjusted financial results for the quarters ended March 25, 2001 and March 31, 2002, respectively, on a basis consistent with the new accounting principle.

         (in thousands, except per share data)                                         March 25, 2001     March 31, 2002
                                                                                       --------------     --------------

         Reported net loss:                                                                $(4,161)           $(100,475)
         Add back: cumulative effect of accounting principle, net of tax (1)-                   --               45,288
         Add back: income tax valuation allowance (2)-                                          --               55,358
         Add back: amortization of goodwill and intangible assets (3)-                       3,655                   --
         Income tax adjustment (3):                                                         (2,877)                  --
                                                                                           -------            ---------
         Adjusted net (loss) income                                                        $(3,383)           $     171
                                                                                           =======            =========

         Basic and diluted (loss) income per share:
              Net loss per share:                                                        $   (0.06)          $    (1.55)
              Cumulative effect per share of a change in
                 accounting principle, net of tax (1):                                          --                 0.70
              Income tax valuation allowance per share (2):                                     --                 0.85
              Amortization of goodwill and intangible
                 assets per share (3):                                                        0.05                   --
              Income tax adjustment per share (3):                                           (0.04)                  --
                                                                                           -------            ---------
              Adjusted net (loss) income per share:                                      $   (0.05)          $       --
                                                                                           =======            =========

         (1) As a result of the adoption of SFAS 142, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle during the quarter ended March 31, 2002.

         (2) As a result of adopting SFAS 142, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets during the quarter ended March 31, 2002.

         (3) The adjusted financial results in the three months ended March 25, 2001 adds back non-cash goodwill and intangible assets amortization of $3.7 million and reflects adjusted income tax expense assuming that SFAS 142 was effective as of January 1, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001 and it had no impact on the Company's consolidated financial statements.

(4)      ACQUISITIONS

         On November 2, 2000, we entered into an asset purchase agreement (the "Asset Purchase Agreement") with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KXOL-FM (formerly KFSG-FM) in Los Angeles, California at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM) and KFSB-FM (formerly KNJR-FM) (the "93.5 TBA"). In connection with the Addendum to the Asset Purchase Agreement and TBA, we made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

         On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the "Second Amendment"). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the "KXOL Closing") to December 31, 2003. The KXOL Closing is subject to acceleration if we sell five specified stations during the term of the TBA. Pursuant to the Second Amendment, we made an additional non-refundable deposit of $15.0 million on March 12, 2002, which will be credited towards the purchase price at closing. Additionally, we are required to make payments to ICFG of $5.0 million on September 30, 2002 and $15.0 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by these respective dates. All future payments are non-refundable (except in case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing.

         In addition, pursuant to the Second Amendment, on February 8,2002 we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123 "Accounting for Stock based Compensation". The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, if ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter, warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. If these warrants are ever issued, the fair value of these warrants would be recorded as a programming expense.

         Pursuant to the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. If we do not make the September 30, 2002 or March 12, 2003 payments discussed above, the TBA and the amended Asset Purchase Agreement will both terminate on such respective date. The term of the
93.5 TBA will continue until the earlier to occur of (i) the KXOL Closing or
(ii) September 1, 2002, unless extended by ICFG for an additional six-month period. ICFG has the right to cancel the 93.5 TBA at anytime upon thirty days prior written notice.

         We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income excluding corporate expenses and depreciation and amortization. EBITDA consists of operating income excluding depreciation and amortization. Broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles. These measures are not intended to be substitutes for operating income (loss), cash flow from operating activities, net income (loss), or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA do not take into account our debt service requirements and any other commitments.

         Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses for purposes of the computation of broadcast cash flow and EBITDA are personnel compensation expenses, programming expenses, and advertising and promotion expenses. Our management strives to control these expenses by working closely with local station management and others.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 25, 2001.

         NET REVENUE. Net revenue was $29.7 million for the three months ended March 31, 2002 compared to $25.1 million for the three months ended March 25, 2001, an increase of $4.6 million or 18.3%. The increase was generated partially by the inclusion of the operating results of the Los Angeles FM station, KXOL, which began airing commercials in August 2001. On a same station basis, net revenue increased primarily due to ratings gains in the majority of our markets combined with vigorous sales efforts.

         STATION OPERATING EXPENSES. Station operating expenses were $18.5 million for the three months ended March 31, 2002 and March 25, 2001. Station operating expenses remained flat, despite an increase in the scale of operations with the introduction of KXOL-FM in April 2001. Additionally, station operating expenses remained flat due to management's continued efforts in administering a cost savings plan previously implemented in Puerto Rico, Dallas and San Antonio, as well as improved operating efficiencies.

         BROADCAST CASH FLOW. Broadcast cash flow was $11.1 million for the three months ended March 31, 2002 compared to $6.6 million for the three months ended March 25, 2001, an increase of $4.5 million or 68.2%. Our broadcast cash flow margin increased to 37.4% for the three months ended March 31, 2002 compared to 26.3% for the three months ended March 25, 2001. Our broadcast cash flow margin increased mainly due to the increase in net revenues coupled with the positive results of cost savings initiatives.

         CORPORATE EXPENSES. Corporate expenses were $2.9 million for the three months ended March 31, 2002 compared to $2.6 million for the three months ended March 25, 2001, an increase of $0.3 million or 11.5%. The increase in corporate expenses resulted mainly from an increase in professional fees.

         EBITDA. EBITDA was $8.3 million for the three months ended March 31, 2002 compared to $4.0 million for the three months ended March 25, 2001, an increase of $4.3 million or 107.5%. The increase in EBITDA was attributed to the increase in broadcast cash flow, partially offset by the increase in corporate expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $0.8 million for the three months ended March 31, 2002 compared to $4.4 million for the three months ended March 25, 2001, a decrease of $3.6 million or 81.8%. The decrease was related to the adoption of SFAS 142, which ceased the amortization of all our intangible assets and goodwill effective December 31, 2001.

         OPERATING INCOME (LOSS). Operating income was $7.5 million for the three months ended March 31, 2002 compared to an operating loss of $0.5 million for the three months ended March 25, 2001, an increase of $8.0 million. The increase in operating income was caused by the increase in EBITDA and a decrease in amortization expense due to the adoption of SFAS 142 on December 31, 2001.

         INTEREST EXPENSE, NET. Interest expense, net, was $8.5 million for the three months ended March 31, 2002 compared to $6.6 million for the three months ended March 25, 2001, an increase of $1.9 million or 28.8%. The increase in interest expense, net, was primarily due to interest expense incurred on the additional $100.0 million 9 5/8% senior subordinated notes that were issued in June 2001. In addition, interest expense, net, increased due to a decrease in interest income resulting from a general decline in interest rates on our cash balances.

         OTHER, NET. We had no meaningful other income during the three months ended March 31, 2002. Other income was $0.3 million for the three months ended March 25, 2001 due to an insurance recovery claim related to an office building in Los Angeles.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense was $54.2 million for the three months ended March 31, 2002 compared to an income tax benefit of $2.6 million for the three months ended March 25, 2001. Income tax expense for the three months ended March 31, 2002 consisted primarily of a $55.4 million non-cash charge to income tax expense to establish a valuation allowance against our deferred tax assets effective December 31, 2001. As a result of adopting SFAS 142, amortization of indefinite-life intangible assets ceased and we could not be assured that the reversals of our deferred tax liabilities related to those indefinite-life intangible assets would occur within our net operating loss carry-forward period. The non-cash charge to income tax expense was offset by an income tax benefit of $1.2 million based on the estimated effective tax rate for the fiscal year.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES. Cumulative effect of a change in accounting principle, net of taxes, was a non-cash transitional charge of $45.3 million for the three months ended March 31, 2002. The Company adopted SFAS 142, effective December 31, 2001, which eliminates the amortization of goodwill and intangible assets with indefinite useful lives, and changes the method of determining whether there is a goodwill and intangible assets impairment from an undiscounted cash flow method to a fair value method. As a result of the adoption of this standard, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

         NET LOSS. Net loss was $100.5 million for the three months ended March 31, 2002 compared to $4.2 million for the three months ended March 25, 2001. The net loss was due to the adoption of SFAS 142, which resulted in the $55.4 million non-cash charge to establish a valuation allowance on our deferred tax assets and the non-cash charge of $45.3 million related to the cumulative effect of a change in accounting principle, net of income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity is cash on hand and cash provided by operations. Our ability to increase our indebtedness is limited by the terms of the indentures governing our senior subordinated notes. Additionally, the indentures place restrictions with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

         Net cash flows provided by operating activities were $13.3 million for the three months ended March 31, 2002 compared to net cash flows provided by operating activities of $12.3 million for the three months ended March 25, 2001. Changes in our net cash flows from operating activities were primarily a result of an increase in operating income for the three months ended March 31, 2002 as compared to the three months ended March 25, 2001.

         Net cash flows used in investing activities were $16.3 million for the three months ended March 31, 2002 compared to net cash flows used in investing activities of $22.9 million for the three months ended March 25, 2001. Changes in our net cash flows from investing activities were primarily a result of the decrease in the advances on acquisition of stations and additions to property and equipment during the three months ended March 31, 2002 as compared to the three months ended March 25, 2001.

         Net cash flows provided by and used in financing activities were minimal for the three months ended March 31, 2002 and March 25, 2001, respectively.

         Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including: required significant cash interest payments pursuant to the terms of the senior subordinated notes due 2009 and capital expenditures. Assumptions (none of which can be assured) that underlie management's belief, include:

         - the economic conditions within the radio broadcasting market and economic conditions in general will not further deteriorate in any material respect;

         - we will continue to successfully implement our business strategy;

         - we will not incur any material unforeseen liabilities, including environmental liabilities; and

         -        no future acquisitions will adversely affect our liquidity.

         We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. On November 2, 2000, we entered into an asset purchase agreement (the "Asset Purchase Agreement") with the International Church of the FourSquare Gospel ("ICFG") to purchase radio station KXOL-FM (formerly KFSG-FM) in Los Angeles, California at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the "TBA"), and ICFG is permitted to broadcast its programming over radio stations KFSG-FM (formerly KMJR-FM) and KFSB-FM (formerly KNJR-FM) (the "93.5 TBA"). In connection with the Addendum to the Asset Purchase Agreement and TBA, we made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

         On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the "Second Amendment"). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the "KXOL Closing") to December 31, 2003. The KXOL Closing is subject to acceleration if we sell five specified stations during the term of the TBA. Pursuant to the Second Amendment, we made an additional non-refundable deposit of $15.0 million on March 12, 2002, which will be credited towards the purchase price at closing. Additionally, we are required to make payments to ICFG of $5.0 million on September 30, 2002 and $15.0 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by these respective dates. All future payments are non-refundable (except in case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing.

         In addition, pursuant to the Second Amendment, on February 8,2002 we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123 "Accounting for Stock based Compensation". The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, if ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter, warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. If these warrants are ever issued, the fair value of these warrants would be recorded as a programming expense.

         Pursuant to the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. If we do not make the September 30, 2002 or March 12, 2003 payments discussed above, the TBA and the amended Asset Purchase Agreement will both terminate on such respective date. The term of the
93.5 TBA will continue until the earlier to occur of (i) the KXOL Closing or
(ii) September 1, 2002, unless extended by ICFG for an additional six-month period. ICFG has the right to cancel the 93.5 TBA at anytime upon thirty days prior written notice.

         We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

         We have no other written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms.

NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of Federal Communications Commission (FCC) licenses, qualify as indefinite-life intangible assets under SFAS 142.

         The Company adopted the provisions of SFAS No. 141 upon its issuance and adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-lived intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AMFM Operating, Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company's FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions, type of signal, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS 142 and that there was no impairment of goodwill as a result of adopting SFAS 142.

         The Company will perform an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of each fiscal year, commencing in the fourth quarter of 2002. Additionally, since amortization of its indefinite-life intangible assets ceased for financial statement purposes under SFAS 142, it could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within the Company's net operating loss carry-forward period. Therefore, the Company recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance against the Company's deferred tax assets, primarily consisting of net operating loss carry-forwards.

         As of the Company's adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $3.7 million for the three months ended March 25, 2001. The following table presents adjusted financial results for the quarters ended March 25, 2001 and March 31, 2002, respectively, on a basis consistent with the new accounting principle.

         (in thousands, except per share data)                                          March 25, 2001    March 31, 2002
                                                                                        --------------    --------------

         Reported net loss:                                                                $(4,161)          $(100,475)
         Add back: cumulative effect of accounting principle, net of tax (1)-                   --              45,288
         Add back: income tax valuation allowance (2)-                                          --              55,358
         Add back: amortization of goodwill and intangible assets (3)-                       3,655                  --
         Income tax adjustment (3):                                                         (2,877)                 --
                                                                                           -------           ---------
         Adjusted net (loss) income                                                        $(3,383)          $     171
                                                                                           =======           =========

         Basic and diluted (loss) income per share:
              Net loss per share:                                     $ (0.06)          $   (1.55)
              Cumulative effect per share of a change in
                 accounting principle, net of tax (1):                     --                0.70
              Income tax valuation allowance per share (2):                --                0.85
              Amortization of goodwill and intangible
                 assets per share (3):                                   0.05                  --
              Income tax adjustment per share (3):                      (0.04)                 --
                                                                      -------           ---------
              Adjusted net (loss) income per share:                   $ (0.05)          $      --
                                                                      =======           =========

         (1) As a result of the adoption of SFAS 142, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle during the quarter ended March 31, 2002.

         (2) As a result of adopting SFAS 142, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets during the quarter ended March 31, 2002.

         (3) The adjusted financial results in the three months ended March 25, 2001 adds back non-cash goodwill and intangible assets amortization of $3.7 million and reflects adjusted income tax expense assuming that SFAS 142 was effective as of January 1, 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001 and it had no impact on the Company's consolidated financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

         - Our ability to finance the acquisition of KXOL-FM may be limited. In the event that we are unable to complete the acquisition under its current terms, we will lose the non-refundable deposits that we have made (except in case of breach by ICFG);

         - We will continue to incur promotional costs in connection with our TBA for KXOL-FM;

         - If we complete our acquisition of KXOL-FM and/or acquire additional stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase;

         - Our most important operating assets are our intangible assets, principally consisting of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our results of operations and financial position;

         - Our broadcast revenue and operating results could be adversely affected by the current recession or by another national or regional recession;

         - Our substantial level of debt could limit our ability to grow and compete;

         - Despite current indebtedness levels and limits imposed by our indentures on additional indebtedness, we and our subsidiaries may still be able to incur substantially more debt which could further limit our ability to grow and compete;

         - If any lender to us or our subsidiaries accelerates any debt in the event of a default under our or our subsidiaries' indebtedness, we and our subsidiaries may not have the resources to repay that debt, and an event of default under any material debt instrument would harm our business and financial condition;

         - The terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility;

         - We have experienced net losses in the past and to the extent that we experience losses in the future, the market price of our securities and our ability to raise capital could be adversely affected;

         - A large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets and a significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations;

         - Loss of key personnel, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer, could adversely affect our business;

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

         - Raul Alarcon, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS;

         - We must be able to respond to rapidly changing technology, services and standards which characterize our industry for us to remain competitive;

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

         Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 30, 2001, the transitional period ended December 30, 2001, and in the three-month period ended March 31, 2002. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

         We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. We do not have any variable rate debt or derivative financial or commodity instruments.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. We are not currently a party to litigation, which in the opinion of management, is likely to have a material adverse effect on our business, operating results or financial position.

         On November 28, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of purchasers who acquired shares of our Class A common stock pursuant to the registration statement and prospectus (collectively, the "Prospectus") relating to our initial public offering which closed on November 2, 1999 (the "IPO"). The lawsuit was filed against SBS, eight underwriters of the IPO (collectively, the "Underwriters"), two members of our senior management team, one of which is our Chairman of the Board of Directors, and an additional director. The claims being made under the complaint are similar to claims currently being made under hundreds of class action suits filed against companies with recent initial public offerings and their underwriters.

         The class action complaint alleges violations of the federal securities laws, specifically that the Prospectus contained materially false and misleading statements based on alleged misstatements and/or omissions of material facts relating to underwriting commissions. The complaint also alleges Rule 10b-5 fraud violations by the Underwriters, but not by SBS or the individually named defendants. We believe that we would have a valid claim against the Underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of such lawsuit. Discovery in the lawsuit has been stayed while motions to dismiss the complaint are being prepared.

         On June 14, 2001, an action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Julio Rumbaut against SBS, alleging that he is entitled to compensation for work performed for SBS and a commission for the purchase of a radio station by SBS. Mr. Rumbaut has amended his theory of damages and now is claiming approximately $8.0 million in damages plus attorney's fees and pre-judgment interest. SBS is vigorously contesting Mr. Rumbaut's claim. Trial has commenced on the action and is scheduled to conclude at the end of May 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

10.1 Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel.

10.2 Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. Garcia.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf and on behalf of the additional registrants by the undersigned thereunto duly authorized.

                             Spanish Broadcasting System, Inc. and each of the additional registrants listed in the Table of Additional Registrants



                             By: /s/ JOSEPH A. GARCIA
                                 -----------------------------------------------
Date: May 15, 2002               Joseph A. Garcia, Executive Vice President,
                                 Chief Financial Officer and Secretary
                                 (principal financial and accounting officer
                                 and duly authorized officer of the registrant)