Form 10-Q
period 2002-06-30
SPANISH BROADCASTING SYSTEM INC; SBS FUNDING INC; SPANISH BROADCASTING SYSTEM OF SAN ANTONIO INC; SPANISH BROADCASTING SYSTEM OF ILLINOIS INC; SBS OF GREATER NEW YORK INC; SBS PROMOTIONS INC; SPANISH BROADCASTING SYSTEM OF CALIFORNIA INC; SPANISH BROADCASTING SYSTEM SAN FRANCISCO INC; SPANISH BROADCASTING SYSTEM OF PUERTO RICO INC /PR/; SPANISH BROADCASTING SYSTEM OF GREATER MIAMI INC
filed 2002-08-14
CIK 927720, 1096130, 1096128, 1096127, 1017144, 927727, 927722, 1157666, 1096342, 1096126

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _____

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

                                 |X| YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2002, 37,065,755 shares of Class A common stock, par value $.0001 per share, and 27,606,650 shares of Class B common stock, par value $.0001 per share, were outstanding.

                         TABLE OF ADDITIONAL REGISTRANTS

                                                                                        PRIMARY STANDARD
                                                                  STATE OR OTHER           INDUSTRIAL          I.R.S. EMPLOYER
                                                                  JURISDICTION OF        CLASSIFICATION        IDENTIFICATION
   NAME                                                            INCORPORATION             NUMBER                NUMBER
   ----                                                        -------------------  -----------------------  ------------------
   Spanish Broadcasting System of California, Inc..........        California                 4832                   92-3952357
   Spanish Broadcasting System Network, Inc................        New York                   4899                   13-3511101
   SBS Promotions, Inc.....................................        New York                   7999                   13-3456128
   SBS Funding, Inc........................................        Delaware                   4832                   52-2176317
   Alarcon Holdings, Inc...................................        New York                   6512                   13-3475833
   SBS of Greater New York, Inc............................        New York                   4832                   13-3888732
   Spanish Broadcasting System of Florida, Inc.............        Florida                    4832                   58-1700848
   Spanish Broadcasting System of Greater Miami, Inc.......        Delaware                   4832                   65-0774450
   Spanish Broadcasting System of Puerto Rico, Inc.........        Delaware                   4832                   52-2139546
   Spanish Broadcasting System, Inc........................        New Jersey                 4832                   13-3181941
   Spanish Broadcasting System of Illinois, Inc............        Delaware                   4832                   36-4174296
   Spanish Broadcasting System of San Antonio, Inc.........        Delaware                   4832                   65-0820776
   Spanish Broadcasting System Finance Corporation.........        Delaware                   4832                   65-1081341
   Spanish Broadcasting System SouthWest, Inc..............        Delaware                   4832                   75-2130336
   Spanish Broadcasting System - San Francisco, Inc........        Delaware                   4832                   94-3405231
   Spanish Broadcasting System of Puerto Rico, Inc.........        Puerto Rico                4832                   66-0564244

                        SPANISH BROADCASTING SYSTEM, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION................................................................................      4

ITEM 1.           FINANCIAL STATEMENTS - UNAUDITED.....................................................................      4

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 2001
                  AND JUNE 30, 2002....................................................................................      4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-
                  AND SIX-MONTHS ENDED JUNE 24, 2001 AND JUNE 30, 2002.................................................      5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  SIX-MONTHS ENDED JUNE 24, 2001 AND JUNE 30, 2002.....................................................      6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................................................      7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS............................................................................     12

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................     19

PART II.          OTHER INFORMATION....................................................................................     19

ITEM 1.           LEGAL PROCEEDINGS....................................................................................     19

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................     20

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.....................................................................     20

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS--UNAUDITED




               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
             (in thousands, except per share and share information)

                                                                              December 30, 2001     June 30, 2002
                                                                              -----------------     -------------

ASSETS
Current assets:
       Cash and cash equivalents                                                  $  51,640            37,427
       Net receivables                                                               23,388            25,878
       Other current assets                                                           1,706             1,203
       Assets held for sale                                                          41,113            33,032
                                                                                  ---------          --------
          Total current assets                                                      117,847            97,540

Property and equipment, net                                                          23,424            24,369
Intangible assets, net                                                              535,511           497,575
Deferred financing costs, net                                                        10,040             9,400
Other assets                                                                            256               272
                                                                                  ---------          --------
                      Total assets                                                $ 687,078           629,156
                                                                                  =========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       12 1/2% senior unsecured notes                                             $     100                --
       Current portion of long-term debt                                                191               199
       Accounts payable and accrued expenses                                         13,765            15,718
       Accrued interest                                                               5,316             5,403
       Deferred commitment fee                                                        1,282               931
                                                                                  ---------          --------
          Total current liabilities                                                  20,654            22,251

9 5/8% senior subordinated notes, net                                               323,184           323,654
Other long-term debt, less current portion                                            4,156             4,055
Deferred income taxes                                                                30,885            49,627

Stockholders' equity:

       Class A common stock, $.0001 par value. Authorized 100,000,000 shares;
          36,862,705 shares issued and outstanding at December 30, 2001;
          37,065,755 shares issued and outstanding at June 30, 2002                       3                 3
       Class B common stock, $.0001 par value.  Authorized 50,000,000 shares;
          27,795,500 shares issued and outstanding at December 30, 2001;
          27,606,650 shares issued and outstanding at June 30, 2002                       3                 3
       Additional paid-in capital                                                   435,522           444,543
       Accumulated deficit                                                         (127,329)         (214,980)
                                                                                  ---------          --------
          Total stockholders' equity                                                308,199           229,569
                                                                                  ---------          --------
                      Total liabilities and stockholders' equity                  $ 687,078           629,156
                                                                                  =========          ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (in thousands, except per share data)



                                                                                Three months ended        Six months ended
                                                                               ---------------------    --------------------
                                                                                June 24,    June 30,    June 24,    June 30,
                                                                                  2001        2002        2001        2002
                                                                               ---------------------    --------------------
Gross revenue                                                                  $ 39,610      44,553      67,222      77,145
Less agency commissions                                                           4,623       5,170       7,903       8,859
                                                                               --------      ------      ------      ------
            Net revenue                                                          34,987      39,383      59,319      68,286
                                                                               --------      ------      ------      ------

Operating expenses:
        Engineering                                                                 781         926       1,565       1,860
        Programming                                                               4,534       5,927       8,588      10,128
        Selling                                                                  11,506      13,101      20,189      22,658
        General and administrative                                                4,528       3,764       8,464       6,978
        Corporate expenses                                                        2,335       3,089       4,980       5,950
        Depreciation and amortization                                             4,375         720       8,465       1,452
                                                                               --------      ------      ------      ------
                                                                                 28,059      27,527      52,251      49,026
                                                                               --------      ------      ------      ------

             Operating income from continuing operations                          6,928      11,856       7,068      19,260

 Other (income) expenses:
         Interest expense, net                                                    7,527       8,676      14,126      17,188
         Other, net                                                                  (1)       (266)       (281)       (266)
                                                                               --------      ------      ------      ------

             (Loss) income from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative
                  effect of a change in accounting principle                       (598)      3,446      (6,777)      2,338

 Income tax (benefit) expense                                                      (158)     (9,407)     (2,560)     44,655
                                                                               --------      ------      ------      ------

         (Loss) income from continuing operations before discontinued
             operations, extraordinary item and cumulative effect of a
             change in accounting principle                                        (440)     12,853      (4,217)    (42,317)

 Discontinued operations:

         (Loss) income from operations of discontinued station KTCY-FM              (79)        179        (687)        277
         Income tax (benefit) expense                                               (29)        209        (253)        323
                                                                               --------      ------      ------      ------
             Loss on discontinued operations                                        (50)        (30)       (434)        (46)
                                                                               --------      ------      ------      ------

 Extraordinary item, net of tax                                                  (1,896)         --      (1,896)         --

 Cumulative effect of a change in accounting principle for intangible
         assets, net of tax                                                          --          --          --     (45,288)
                                                                               --------      ------      ------      ------
                  Net (loss) income                                            $ (2,386)     12,823      (6,547)    (87,651)
                                                                               ========      ======      ======     =======

(Loss) income per common share before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle:

         Basic and Diluted                                                     $  (0.01)       0.20       (0.07)      (0.65)

Loss per common share for discontinued operations

         Basic and Diluted                                                     $     --          --          --          --

Loss per common share for extraordinary item, net of tax

         Basic and Diluted                                                     $  (0.03)         --       (0.03)         --

Loss per common share attributed to a cumulative effect of a change in accounting principle, net of tax:

         Basic and Diluted                                                     $     --          --          --       (0.70)

Net (loss) income per common share:

         Basic and Diluted                                                     $  (0.04)       0.20       (0.10)      (1.35)

Weighted-average common shares outstanding:
         Basic                                                                   64,658      64,672      64,658      64,666
         Diluted                                                                 64,658      65,606      64,658      64,666




SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                          Six months ended  Six months ended
                                                                                            June 24, 2001     June 30, 2002
                                                                                          ----------------  ----------------
Cash flows from operating activities:
       Net loss                                                                               $ (6,547)          (87,651)

       Adjustments to reconcile net loss to net cash provided by operating activities:
             Loss from discontinued operations                                                     434                46
             Loss on early extinguishment of debt                                                3,063                --
             Cumulative effect of a change in accounting principle for intangible assets            --            75,480
             Loss on disposal of assets                                                             --                21
             Depreciation and amortization                                                       8,465             1,452
             Provision for (reduction of) doubtful accounts                                      2,876              (273)
             Amortization of debt discount                                                          71               470
             Amortization of deferred financing costs                                              704               640
             Deferred income taxes                                                              (4,019)           13,972
             Decrease in deferred commitment fee                                                  (351)             (351)
             Changes in operating assets and liabilities:
                    Increase in receivables                                                       (850)           (2,336)
                    (Increase) decrease in other current assets                                   (302)              503
                    Decrease (increase) in other assets                                             52               (16)
                    Increase in accounts payable and accrued expenses                            1,322             1,025
                    Increase in accrued interest                                                 1,006                87
                                                                                              --------           -------
                          Net cash provided by continuing operations                             5,924             3,069
                          Net cash provided by discontinued operations                             381               440
                                                                                              --------           -------
                      Net cash provided by operating activities                                  6,305             3,509
                                                                                              --------           -------

Cash flows from investing activities:

       Advances on purchase price of radio stations                                            (20,973)          (15,206)
       Additions to property and equipment                                                      (1,956)           (2,419)
       Additions to property and equipment from discontinued operations                         (1,003)               (3)
                                                                                              --------           -------

                      Net cash used in investing activities                                    (23,932)          (17,628)
                                                                                              --------           -------

Cash flows from financing activities:

       Retirement of senior credit facilities                                                  (65,000)               --
       Proceeds from senior subordinated notes                                                  87,669                --
       Increase in deferred financing costs                                                     (3,995)               --
       Proceeds from Class A stock option exercised                                                 --                99
       Repayment of other long-term debt                                                           (86)             (193)
                                                                                              --------           -------

                      Net cash  provided by (used in) financing activities                      18,588               (94)
                                                                                              --------           -------

Net increase (decrease) in cash and cash equivalents                                               961           (14,213)

Cash and cash equivalents at beginning of period                                                47,733            51,640
                                                                                              --------           -------
Cash and cash equivalents at end of period                                                    $ 48,694            37,427
                                                                                              ========            ======

Supplemental cash flow information:

       Interest paid                                                                          $ 14,456            16,330
                                                                                              ========            ======

       Income taxes paid (received)                                                           $    292               (39)
                                                                                              ========            ======

Non-cash financing and investing activities:

       Issuance of warrants towards the acquisition of a radio station                        $     --             8,922
                                                                                              ========            ======

       Accrued commission on purchase of radio station                                        $     --             1,000
                                                                                              ========            ======


 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 30, 2001 and June 30, 2002, and for the three- and six-month periods ended June 24, 2001 and June 30, 2002 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2001 included in the Company's fiscal year 2001 Annual Report on Form 10-K.

    The Company reports revenue and expenses on a broadcast calendar basis. "Broadcast calendar basis" means a period ending on the last Sunday of each reporting period. The Company changed its fiscal year end from the last Sunday in September to the last Sunday in December. As a result, the quarter ended December 30, 2001 represented a transitional reporting period.

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal, recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results for a full year.

(2) FINANCIAL INFORMATION FOR GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

    Certain of the Company's subsidiaries (collectively, the "Subsidiary Guarantors") have guaranteed the Company's 9 5/8% senior subordinated notes due 2009 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent is a holding company with no independent assets or operations other than its investments in its subsidiaries. In December 1999, the Company transferred the Federal Communications Commission ("FCC") licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WSMA-FM (formerly WEGM-FM), WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. In addition, all FCC licenses acquired subsequent to December 1999 are held by special purpose subsidiaries and/or non-guarantor subsidiaries. All of the special purpose subsidiaries are non-guarantors of the 9 5/8% senior subordinated notes due 2009. Condensed consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows (in thousands):



                                                            PARENT AND
                                                            GUARANTOR        NON-GUARANTOR
                                                           SUBSIDIARIES       SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                           ------------       ------------    ------------     -----
                                                                              AS OF DECEMBER 30, 2001
                                                           ----------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
       Cash and cash equivalents                            $  48,741           2,899              --          51,640
       Net receivables                                         21,885           1,503              --          23,388
       Other current assets                                     1,186             520              --           1,706
       Assets held for sale                                       693          40,420              --          41,113
                                                            ---------         -------        --------        --------
            Total current assets                               72,505          45,342              --         117,847


       Property and equipment, net                             15,489           7,935              --          23,424
       Intangible assets, net                                  35,992         499,519              --         535,511
       Deferred financing costs, net                           10,040              --              --          10,040
       Investment in subsidiaries and intercompany            524,623        (447,851)        (76,772)             --
       Other assets                                               255               1              --             256
                                                            ---------         -------        --------        --------
            Total assets                                    $ 658,904         104,946         (76,772)        687,078
                                                            =========         =======         =======         =======

       Current portion of long-term debt                    $     159             132              --             291
       Accounts payable and accrued expenses                   11,735           2,030              --          13,765
       Accrued interest                                         5,315               1              --           5,316
       Deferred commitment fee                                  1,282              --              --           1,282
                                                            ---------         -------        --------        --------
            Total current liabilities                          18,491           2,163              --          20,654
                                                            =========         =======         =======         =======

       Long-term debt                                         323,949           3,391              --         327,340
       Deferred income taxes                                    8,265          22,620              --          30,885
                                                            ---------         -------        --------        --------
            Total liabilities                                 350,705          28,174              --         378,879
                                                            ---------         -------        --------        --------

       Common stock                                                 6               1              (1)              6
       Additional paid-in capital                             435,522          94,691         (94,691)        435,522
       Accumulated deficit                                   (127,329)        (17,920)         17,920        (127,329)
                                                            ---------         -------        --------        --------
            Total stockholders' equity                        308,199          76,772         (76,772)        308,199
                                                            ---------         -------        --------        --------
            Total liabilities and stockholders' equity      $ 658,904         104,946         (76,772)        687,078
                                                            =========         =======         =======         =======

                                                            PARENT AND
                                                            GUARANTOR      NON-GUARANTOR
                                                           SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                           ------------    -------------    ------------      -------
                                                                           AS OF JUNE 30, 2002
                                                           ----------------------------------------------------------
CONDENSED CONSOLIDATING BALANCE SHEET
       Cash and cash equivalents                            $  35,177           2,250              --          37,427
       Net receivables                                         24,402           1,476              --          25,878
       Other current assets                                     1,163              40              --           1,203
       Assets held for sale                                     5,028          28,004              --          33,032
                                                            ---------         -------        --------         -------
            Total current assets                               65,770          31,770              --          97,540


       Property and equipment, net                             16,738           7,631              --          24,369
       Intangible assets, net                                  61,120         436,455              --         497,575
       Deferred financing costs, net                            9,400              --              --           9,400
       Investment in subsidiaries and intercompany            457,562        (397,295)        (60,267)             --
       Other assets                                               271               1              --             272
                                                            ---------         -------        --------         -------
            Total assets                                    $ 610,861          78,562         (60,267)        629,156
                                                            =========          ======         =======         =======

       Current portion of long-term debt                    $      60             139              --             199
       Accounts payable and accrued expenses                   13,559           2,159              --          15,718
       Accrued interest                                         5,403              --              --           5,403
       Deferred commitment fee                                    931              --              --             931
                                                            ---------         -------        --------         -------
            Total current liabilities                          19,953           2,298              --          22,251

       Long-term debt                                         324,389           3,320              --         327,709
       Deferred income taxes                                   36,950          12,677              --          49,627
                                                            ---------         -------        --------         -------
            Total liabilities                                 381,292          18,295              --         399,587

       Common stock                                                 6               1              (1)              6
       Additional paid-in capital                             444,543          94,691         (94,691)        444,543
       Accumulated deficit                                   (214,980)        (34,425)         34,425        (214,980)
                                                            ---------         -------        --------         -------
            Total stockholders' equity                        229,569          60,267         (60,267)        229,569
                                                            ---------         -------        --------         -------
            Total liabilities and stockholders' equity      $ 610,861          78,562         (60,267)        629,156
                                                            =========          ======         =======         =======

                                                                 PARENT AND
                                                                 GUARANTOR      NON-GUARANTOR
                                                                SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                                ------------    -------------   ------------    --------
                                                                             FOR THE THREE MONTHS ENDED JUNE 24, 2001
                                                                --------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
       Net revenue                                               $ 31,249          3,738             --         34,987
       Station operating expenses                                  18,611          2,738             --         21,349
       Corporate expenses                                           2,335            183           (183)         2,335
       Depreciation and amortization                                3,306          1,069             --          4,375
                                                                 --------         ------        -------         ------
         Operating income (loss) from continuing operations         6,997           (252)           183          6,928

       Interest expense, net                                        6,140          1,387             --          7,527
       Other (income) expense, net                                   (184)            --            183             (1)
       Equity in net loss of subsidiaries                           1,709             --         (1,709)            --
       Income tax (benefit) expense                                  (228)            70             --           (158)
       Discontinued operations, net of tax                            (50)            --             --            (50)
       Extraordinary item, net of tax                              (1,896)            --             --         (1,896)
                                                                 --------         ------        -------         ------
            Net loss                                             $ (2,386)        (1,709)         1,709         (2,386)
                                                                 ========         ======        =======         ======


                                                                 PARENT AND
                                                                 GUARANTOR      NON-GUARANTOR
                                                                SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                                ------------    -------------   ------------    --------
                                                                             FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                                --------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
       Net revenue                                                $ 36,398          2,985             --         39,383
       Station operating expenses                                   21,508          2,210             --         23,718
       Corporate expenses                                            3,089            120           (120)         3,089
       Depreciation and amortization                                   564            156             --            720
                                                                  --------          -----          -----         ------
         Operating income from continuing operations                11,237            499            120         11,856

       Interest expense, net                                         7,307          1,369             --          8,676
       Other (income) expense, net                                    (385)            (1)           120           (266)
       Equity in net loss of subsidiaries                              869             --           (869)            --
       Income tax benefit                                           (9,407)            --             --         (9,407)
       Discontinued operations, net of tax                             (30)            --             --            (30)
                                                                  --------          -----          -----         ------
            Net income (loss)                                     $ 12,823           (869)           869         12,823
                                                                  ========          =====          =====         ======

                                                                       PARENT AND
                                                                        GUARANTOR    NON-GUARANTOR
                                                                      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                                      ------------   -------------   ------------    -------
                                                                            FOR THE SIX MONTHS ENDED JUNE 24, 2001
                                                                      ------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
       Net revenue                                                     $ 53,252          6,067             --         59,319
       Station operating expenses                                        33,390          5,416             --         38,806
       Corporate expenses                                                 4,980            365           (365)         4,980
       Depreciation and amortization                                      6,361          2,104             --          8,465
                                                                       --------         ------         ------         ------
            Operating income (loss) from continuing operations            8,521         (1,818)           365          7,068

       Interest expense, net                                             11,357          2,769             --         14,126
       Other (income) expense, net                                         (646)            --            365           (281)
       Equity in net loss of subsidiaries                                 4,705             --         (4,705)            --
       Income tax (benefit) expense                                      (2,678)           118             --         (2,560)
       Discontinued operations, net of tax                                 (434)            --                          (434)
       Extraordinary item, net of tax                                    (1,896)            --                        (1,896)
                                                                       --------         ------         ------         ------
            Net loss                                                   $ (6,547)        (4,705)         4,705         (6,547)
                                                                       ========         ======         ======         ======

                                                                       PARENT AND
                                                                        GUARANTOR    NON-GUARANTOR
                                                                      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                                      ------------   -------------   ------------    -------
                                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                                      ------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
       Net revenue                                                     $ 62,353          5,933             --         68,286
       Station operating expenses                                        37,364          4,260             --         41,624
       Corporate expenses                                                 5,950            240           (240)         5,950
       Depreciation and amortization                                      1,106            346             --          1,452
                                                                       --------          -----        -------        -------
            Operating income from continuing operations                  17,933          1,087            240         19,260

       Interest expense, net                                             14,510          2,678             --         17,188
       Other (income) expense, net                                         (504)            (2)           240           (266)
       Equity in net loss of subsidiaries                                16,505             --        (16,505)            --
       Income tax expense                                                44,655             --             --         44,655
       Discontinued operations, net of tax                                  (46)            --             --            (46)
       Cumulative  effect  of a change in  accounting  principle,
         net of tax                                                     (30,372)       (14,916)            --        (45,288)
                                                                       --------        -------        -------        -------
            Net loss                                                   $(87,651)       (16,505)        16,505        (87,651)
                                                                       ========        =======        =======        =======



                                                                       PARENT AND
                                                                        GUARANTOR    NON-GUARANTOR
                                                                      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                                      ------------   -------------   ------------    -------
                                                                            FOR THE SIX MONTHS ENDED JUNE 24, 2001
                                                                      ------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
       Cash flows from operating activities                           $  4,574          1,731            --             6,305
                                                                      ========          =====        ======           =======
       Cash flows from investing activities                           $(23,256)          (676)           --           (23,932)
                                                                      ========          =====        ======           =======
       Cash flows from financing activities                           $ 18,644            (56)           --            18,588
                                                                      ========          =====        ======           =======


                                                                       PARENT AND
                                                                        GUARANTOR    NON-GUARANTOR
                                                                      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                                      ------------   -------------   ------------    -------
                                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                                      ------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
       Cash flows from operating activities                           $   4,051         (542)            --             3,509
                                                                      =========        =====         ======          ========
       Cash flows from investing activities                           $ (17,586)         (42)            --           (17,628)
                                                                      =========        =====         ======          ========
       Cash flows from financing activities                           $     (29)         (65)            --               (94)
                                                                      =========        =====         ======          ========

(3) NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

    The Company adopted the provisions of SFAS No. 141 upon its issuance and adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-lived intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AMFM Operating, Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company's FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions, type of signal, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

    The Company will perform an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of each fiscal year, commencing in the fourth quarter of 2002. Additionally, since amortization of its indefinite-life intangible assets ceased for financial statement purposes under SFAS No. 142, it could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within the Company's net operating loss carry-forward period. Therefore, on December 31, 2001, the Company recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance against the Company's deferred tax assets, primarily consisting of net operating loss carry-forwards.

    As of the Company's adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $3.9 million and $7.6 million for the three- and six-month periods ended June 24, 2001, respectively. The following table presents adjusted financial results for the three- and six-month periods ended June 24, 2001 and June 30, 2002, respectively, on a basis consistent with the new accounting principle.

                                                                             Three months ended              Six months ended
                                                                       -----------------------------  ------------------------------
(in thousands, except per share data)                                  June 24, 2001   June 30, 2002  June 24, 2001    June 30, 2002
                                                                       -------------   -------------  -------------    -------------
Reported net (loss) income:                                               $ (2,386)      $   12,823      $ (6,547)      $  (87,651)
Add back: cumulative effect of accounting principle, net of tax (1)-            --               --            --           45,288
Add back: income tax valuation allowance (2)-                                   --               --            --           55,358
Add back: amortization of goodwill and intangible assets (3)-                3,907               --         7,562               --
Income tax adjustment (3):                                                    (170)              --        (3,047)              --
                                                                          --------       ----------      --------       ----------

Adjusted net income (loss):                                               $  1,351       $   12,823      $ (2,032)      $   12,995
                                                                          ========       ==========      ========       ==========

Basic and diluted (loss) income per share:
     Reported net (loss) income per share:                                $  (0.04)      $     0.20      $  (0.10)      $    (1.35)
     Cumulative effect per share of a change in
        accounting principle, net of tax (1):                                   --               --            --             0.70
     Income tax valuation allowance per share (2):                              --               --            --             0.86
     Amortization of goodwill and intangible
        assets per share (3):                                                 0.06               --          0.12               --
     Income tax adjustment per share (3):                                       --               --         (0.05)              --
                                                                          --------       ----------      --------       ----------

     Adjusted net income (loss) per share:                                $   0.02       $     0.20      $  (0.03)      $     0.21
                                                                          ========       ==========      ========       ==========

    (1) As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

    (2) As a result of adopting SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets.

    (3) The adjusted financial results in the three- and six-month periods ended June 24, 2001 adds back non-cash goodwill and intangible assets amortization of $3.9 million and $7.6 million, respectively, and reflects adjusted income tax expense assuming that SFAS No. 142 was effective as of January 1, 2001.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001. Please see Note (5) "SALE OF STATION".

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

    On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the "Second Amendment"). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the "KXOL Closing") to December 31, 2003. The KXOL Closing is subject to acceleration if we sell all of five specified stations, including KTCY-FM, during the term of the TBA. Pursuant to the Second Amendment, we made an additional non-refundable deposit of $15.0 million on March 12, 2002, which will be credited towards the purchase price at closing. Additionally, we are required to make payments to ICFG of $5.0 million on September 30, 2002 and $15.0 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by these respective dates. All future payments are non-refundable (except in case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing.

    In addition, pursuant to the Second Amendment, on February 8, 2002 we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, if ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter, warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. If these warrants are ever issued, the fair value of these warrants would be recorded as a programming expense.

    Pursuant to the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. If we do not make the September 30, 2002 or March 12, 2003 payments discussed above, the TBA and the amended Asset Purchase Agreement will both terminate on such respective dates. The term of the

93.5 TBA will continue until the earlier to occur of (i) the KXOL Closing or
(ii) September 1, 2002, unless extended by ICFG for an additional six-month period. ICFG has the right to cancel the 93.5 TBA at anytime upon thirty days prior written notice.

    We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

(5) SALE OF STATION

    On June 4, 2002, the Company and one of its subsidiaries, KTCY Licensing, Inc., entered into an asset purchase agreement (the "Entravision Agreement") with Entravision- Texas Limited Partnership, a Texas limited partnership ("Entravision") for the sale of certain assets and the FCC license of KTCY-FM serving Dallas, Texas for a purchase price of $35.0 million. In connection with this agreement, Entravision made a $1.75 million deposit on the purchase price, which is being held in escrow. The Entravision Agreement contains customary representations, warranties and conditions, including receipt of FCC approval for the transfer of the FCC license. The FCC has granted such approval. Additionally, on June 4, 2002, KTCY Licensing, Inc. entered into a time brokerage agreement with Entravision Communications Corporation, a Delaware corpoation, ("Entravision Communications"), whereby Entravision Communications is permitted to broadcast its programming over radio station KTCY-FM until the closing of the asset sale.

    The Company determined that the pending sale of KTCY-FM met the criteria in accordance with SFAS No. 144 to classify KTCY-FM's assets as held for sale and its operations as discontinued operations. The results of operations in the current year and prior year periods of KTCY-FM have been classified as discontinued operations in the unaudited condensed consolidated statements of operations. On June 30, 2002, KTCY-FM assets held for sale consisted of $31.6 million of intangible assets and $1.4 million of property and equipment. The Company anticipates closing the asset sale of KTCY-FM during the three-months ending September 29, 2002 and expects to recognize a gain of approximately $1.7 million, net of closing costs and taxes. There can be no assurance that the sale will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income from continuing operations excluding corporate expenses and depreciation and amortization. EBITDA consists of operating income from continuing operations excluding depreciation and amortization. Broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles. These measures are not intended to be substitutes for operating income (loss), cash flow from operating activities, net income (loss), or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA do not take into account our debt service requirements and/or any other commitments.

    Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in a market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses, for purposes of the computation of broadcast cash flow and EBITDA, are personnel compensation expenses, programming expenses, and advertising and promotional expenses. Our senior management strives to control these expenses by working closely with local station management and others.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 24,
2001.

    NET REVENUE. Net revenue was $39.4 million for the three months ended June 30, 2002 compared to $35.0 million for the three months ended June 24, 2001, an increase of $4.4 million or 12.6%. The increase was generated primarily by the operating results of the Los Angeles FM station, KXOL, which began airing commercials in August 2001. On a same station basis, the net revenue increase was attributed to the conversion of ratings gains into revenue growth in the majority of the Company's markets, as well as increased promotional events, partially offset by a decrease in barter revenue related to the barter AOL agreement.

    STATION OPERATING EXPENSES. Station operating expenses were $23.7 million for the three months ended June 30, 2002 compared to $21.3 million for the three months ended June 24, 2001, an increase of $2.4 million or 11.3%. The increase was primarily attributed to national commissions, advertising and promotional expenditures in our core markets. These increases were offset by decreases in legal fees and related expenses and the allowance for doubtful accounts.

    BROADCAST CASH FLOW. Broadcast cash flow was $15.7 million for the three months ended June 30, 2002 compared to $13.6 million for the three months ended June 24, 2001, an increase of $2.1 million or 15.4%. Our broadcast cash flow margin increased to 39.8% for the three months ended June 30, 2002 compared to 38.9% for the three months ended June 24, 2001. Our broadcast cash flow margin increased due to the increase in net revenue coupled with our efforts to control operating expenses.

    CORPORATE EXPENSES. Corporate expenses were $3.1 million for the three months ended June 30, 2002 compared to $2.3 million for the three months ended June 24, 2001, an increase of $0.8 million or 34.8%. The increase in corporate expenses resulted mainly from an increase in legal expenses.

    EBITDA. EBITDA was $12.6 million for the three months ended June 30, 2002 compared to $11.3 million for the three months ended June 24, 2001, an increase of $1.3 million or 11.5%. The increase in EBITDA was attributed to the increase in broadcast cash flow, partially offset by the increase in corporate expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $0.7 million for the three months ended June 30, 2002 compared to $4.4 million for the three months ended June 24, 2001, a decrease of $3.7 million or 84.1%. The decrease was related to the adoption of SFAS No. 142, which ceased the amortization of all our intangible assets and goodwill, effective December 31, 2001.

    OPERATING INCOME FROM CONTINUING OPERATIONS. Operating income from continuing operations was $11.9 million for the three months ended June 30, 2002 compared to $6.9 million for the three months ended June 24, 2001, an increase of $5.0 million or 72.5%. The increase in operating income from continuing operations was caused by the increase in EBITDA and a decrease in amortization expense due to the adoption of SFAS No. 142.

    INTEREST EXPENSE, NET. Interest expense, net, was $8.7 million for the three months ended June 30, 2002 compared to $7.5 million for the three months ended June 24, 2001, an increase of $1.2 million or 16.0%. The increase in interest expense, net, was primarily due to interest expense incurred on the additional $100.0 million 9 5/8% senior subordinated notes that were issued in June 2001. In addition, interest expense, net, increased due to a decrease in interest income resulting from a general decline in interest rates on our cash balances.

    OTHER, NET. Other income, net, was $0.3 million for the three months ended June 30, 2002 due mainly to an insurance recovery for a claim related to the New York facilities. We had no meaningful other income during the three months ended June 24, 2001.

    INCOME TAX BENEFIT. Income tax benefit was $9.4 million for the three months ended June 30, 2002 compared to $0.2 million for the three months ended June 24, 2001. Based on SFAS No. 109 "Accounting for Income Taxes" and available information, the Company determined that some of its valuation allowance on its deferred taxes was no longer necessary resulting in a non-cash income tax benefit of $13.9 million. The non-cash income tax benefit was offset by income tax expense of $4.5 million based on the estimated effective tax rate for the 2002 fiscal year.

    DISCONTINUED OPERATIONS, NET OF TAXES. Loss on discontinued operations, net of taxes, was minimal for the three months ended June 30, 2002 and June 24, 2001, respectively. The Company determined that the anticipated sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM's operations as discontinued operations. KTCY-FM's results from operations for the three months ended June 30, 2002 and June 24, 2001 have been classified as discontinued operations.

    NET INCOME (LOSS). Net income was $12.8 million for the three months ended June 30, 2002 compared to a net loss of $2.4 million for the three months ended June 24, 2001. The net income for the three-months ended June 30, 2002 was due to operating income and the income tax benefit, offset by interest expense, net and discontinued operations.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 24, 2001.

    NET REVENUE. Net revenue was $68.3 million for the six months ended June 30, 2002 compared to $59.3 million for the six months ended June 24, 2001, an increase of $9.0 million or 15.2%. The increase was generated primarily by the operating results of the Los Angeles FM station, KXOL, which began airing commercials in August 2001. On a same station basis, the net revenue increase was attributed to the conversion of ratings gains into revenue growth in the majority of the Company's markets, as well as increased promotional events, partially offset by a decrease in barter revenue related to the barter AOL agreement.

    STATION OPERATING EXPENSES. Station operating expenses were $41.6 million for the six months ended June 30, 2002 compared to $38.8 million for the six months ended June 24, 2001, an increase of $2.8 million or 7.2%. The increase was primarily attributed to national commissions, advertising and promotional expenditures in our core markets. These increases were offset by decreases in professional fees and the allowance for doubtful accounts.

    BROADCAST CASH FLOW. Broadcast cash flow was $26.7 million for the six months ended June 30, 2002 compared to $20.5 million for the six months ended June 24, 2001, an increase of $6.2 million or 30.2%. Our broadcast cash flow margin increased to 39.1% for the six months ended June 30, 2002 compared to 34.6% for the six months ended June 24, 2001. Our broadcast cash flow margin increased due to the increase in net revenue and the decrease in allowance for doubtful accounts.

    CORPORATE EXPENSES. Corporate expenses were $6.0 million for the six months ended June 30, 2002 compared to $5.0 million for the six months ended June 24, 2001, an increase of $1.0 million or 20.0%. The increase in corporate expenses resulted mainly from an increase in legal expenses.

    EBITDA. EBITDA was $20.7 million for the six months ended June 30, 2002 compared to $15.5 million for the six months ended June 24, 2001, an increase of $5.2 million or 33.5%. The increase in EBITDA was attributed to the increase in broadcast cash flow, partially offset by the increase in corporate expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.5 million for the six months ended June 30, 2002 compared to $8.5 million for the six months ended June 24, 2001, a decrease of $7.0 million or 82.4%. The decrease was related to the adoption of SFAS No. 142, which ceased the amortization of all our intangible assets and goodwill, effective December 31, 2001.

    OPERATING INCOME FROM CONTINUING OPERATIONS. Operating income from continuing operations was $19.3 million for the six months ended June 30, 2002 compared to $7.1 million for the six months ended June 24, 2001, an increase of $12.2 million or 171.8%. The increase in operating income from continuing operations was caused by the increase in EBITDA and a decrease in amortization expense due to the adoption of SFAS No. 142.

    INTEREST EXPENSE, NET. Interest expense, net, was $17.2 million for the six months ended June 30, 2002 compared to $14.1 million for the six months ended June 24, 2001, an increase of $3.1 million or 22.0%. The increase in interest expense, net, was primarily due to interest expense incurred on the additional $100.0 million 9 5/8% senior subordinated notes that were issued in June 2001. In addition, interest expense, net, increased due to a decrease in interest income resulting from a general decline in interest rates on our cash balances.

    OTHER, NET. Other income, net, was $0.3 million for the six months ended June 30, 2002 due mainly to an insurance recovery for a claim related to the New York facilities. Other income, net, was $0.3 million for the six months ended June 24, 2001 due to an insurance recovery for a claim related to an office building in Los Angeles.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense was $44.7 million for the six months ended June 30, 2002 compared to an income tax benefit of $2.6 million for the six months ended June 24, 2001. Income tax expense for the six months ended June 30, 2002 consisted primarily of a $55.4 million non-cash charge to income tax expense to establish a valuation allowance against our deferred tax assets effective December 31, 2001. As a result of adopting SFAS No. 142, amortization of indefinite-life intangible assets ceased and we could not be assured that the reversals of our deferred tax liabilities related to those indefinite-life intangible assets would occur within our net operating loss carry-forward period. Additionally, the Company recorded an income tax expense of $3.2 million based on the estimated effective tax rate for the 2002 fiscal year, offset by a $13.9 million non-cash income tax benefit due to a reduction of some of the Company's valuation allowance on its deferred taxes, determined in accordance with SFAS No. 109 and currently available information.

    DISCONTINUED OPERATIONS, NET OF TAXES. Loss on discontinued operations, net of taxes, was minimal for the six months ended June 30, 2002 compared to $0.4 million for the six months ended June 24, 2001. The Company determined that the anticipated sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM's operations as discontinued operations. KTCY-FM's results from operations for the six months ended June 30, 2002 and June 24, 2001 have been classified as discontinued operations.

    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES. Cumulative effect of a change in accounting principle, net of taxes, was a non-cash transitional charge of $45.3 million for the six months ended June 30, 2002. The Company adopted SFAS No. 142, effective December 31, 2001, which eliminates the amortization of goodwill and intangible assets with indefinite useful lives, and changes the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to a fair value method. As a result of the adoption of this standard, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

    NET LOSS. Net loss was $87.7 million for the six months ended June 30, 2002 compared to $6.5 million for the six months ended June 24, 2001. The net loss for the six-months ended June 30, 2002 was due to income tax expense and the cumulative effect of a change in accounting principle, net of income tax benefit, related to the adoption of SFAS No. 142.

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

    Net cash flows provided by operating activities were $3.5 million for the six months ended June 30, 2002 compared to net cash flows provided by operating activities of $6.3 million for the six months ended June 24, 2001. Changes in our net cash flows from operating activities were primarily a result of changes in working capital balances, which were affected by the operation of KXOL-FM during these periods.

    Net cash flows used in investing activities were $17.6 million for the six months ended June 30, 2002 compared to net cash flows used in investing activities of $23.9 million for the six months ended June 24, 2001. Changes in our net cash flows from investing activities were primarily a result of the decrease in the advances on acquisition of stations and additions to property and equipment during the six months ended June 30, 2002 as compared to the six months ended June 24, 2001.

    Net cash flows used in financing activities were minimal for the six months ended June 30, 2002 compared to net cash flows provided by financing activities of $18.6 for the six months ended June 24, 2001. Changes in our net cash flows from financing activities during the six months ended June 24, 2001 were primarily a result of our Rule 144A offering of $100 million of 9 5/8% senior subordinated notes due 2009 and our repayment of the outstanding indebtedness under our senior credit facility which we then terminated.

    Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including: required cash interest payments pursuant to the terms of the senior subordinated notes due 2009 and capital expenditures. Assumptions (none of which can be assured) which underlie management's belief, include:

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

    On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the "Second Amendment"). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the "KXOL Closing") to December 31, 2003. The KXOL Closing is subject to acceleration if we sell all of five specified stations, including KTCY-FM, during the term of the TBA. Pursuant to the Second Amendment, we made an additional non-refundable deposit of $15.0 million on March 12, 2002, which will be credited towards the purchase price at closing. Additionally, we are required to make payments to ICFG of $5.0 million on September 30, 2002 and $15.0 million on March 12, 2003, if the KXOL Closing has not occurred or the amended Asset Purchase Agreement has not terminated by these respective dates. All future payments are non-refundable (except in case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing.

    In addition, pursuant to the Second Amendment, on February 8, 2002, we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation". The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, if ICFG ceases to broadcast its programming under the 93.5 TBA at any time after September 1, 2002, commencing the last day of such calendar month, we will issue to ICFG each month thereafter, warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. If these warrants are ever issued, the fair value of these warrants would be recorded as a programming expense.

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

    We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, and proceeds from potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

    We have no other written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms for future acquisitions.

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

The Company has concluded that its intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

    The Company adopted the provisions of SFAS No. 141 upon its issuance and adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-lived intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AMFM Operating, Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company's FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions, type of signal, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

    The Company will perform an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of each fiscal year, commencing in the fourth quarter of 2002. Additionally, since amortization of its indefinite-life intangible assets ceased for financial statement purposes under SFAS No. 142, it could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within the Company's net operating loss carry-forward period. Therefore, on December 31, 2001, the Company recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance against the Company's deferred tax assets, primarily consisting of net operating loss carry-forwards.

    As of the Company's adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $3.9 million and $7.6 million for the three- and six-month periods ended June 24, 2001, respectively. The following table presents adjusted financial results for the three- and six-month periods ended June 24, 2001 and June 30, 2002, respectively, on a basis consistent with the new accounting principle.

                                                                              Three months ended                Six months ended
                                                                              ------------------                ----------------
(in thousands, except per share data)                                  June 24, 2001   June 30, 2002   June 24, 2001   June 30, 2002
                                                                       -------------   -------------   -------------   -------------
Reported net (loss) income:                                               $ (2,386)      $   12,823      $ (6,547)      $  (87,651)
Add back: cumulative effect of accounting principle, net of tax (1)-            --               --            --           45,288
Add back: income tax valuation allowance (2)-                                   --               --            --           55,358
Add back: amortization of goodwill and intangible assets (3)-                3,907               --         7,562               --
Income tax adjustment (3):                                                    (170)              --        (3,047)              --
                                                                          --------       ----------      --------       ----------

Adjusted net income (loss)                                                $  1,351       $   12,823      $ (2,032)      $   12,995
                                                                          ========       ==========      ========       ==========

Basic and diluted (loss) income per share:
     Reported net (loss) income per share:                                $  (0.04)      $     0.20      $  (0.10)      $    (1.35)
     Cumulative effect per share of a change in
        accounting principle, net of tax (1):                                   --               --            --             0.70
     Income tax valuation allowance per share (2):                              --               --            --             0.86
     Amortization of goodwill and intangible
        assets per share (3):                                                 0.06               --          0.12               --
     Income tax adjustment per share (3):                                       --               --         (0.05)              --
                                                                          --------       ----------      --------       ----------

     Adjusted net income (loss) per share:                                $   0.02       $     0.20      $  (0.03)      $     0.21
                                                                          ========       ==========      ========       ==========

    (1) As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

    (2) As a result of adopting SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets.

    (3) The adjusted financial results in the three- and six- month periods ended June 24, 2001 adds back non-cash goodwill and intangible assets amortization of $3.9 million and $7.6 million, respectively, and reflects adjusted income tax expense assuming that SFAS No. 142 was effective as of January 1, 2001.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001. Please see Note (5) "SALE OF STATION" in the accompanying unaudited condensed consolidated financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

     o Our ability to finance the acquisition of KXOL-FM may be limited. In the event that we are unable to complete the acquisition under its current terms, we will lose the non-refundable deposits that we have made (except in case of breach by ICFG);

     o We will continue to incur promotional costs in connection with our time brokerage agreement for KXOL-FM;

     o If we complete our acquisition of KXOL-FM and/or acquire additional stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase;

     o Our most important operating assets are our intangible assets, principally consisting of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our results of operations and financial position;

     o Our broadcast revenue and operating results could be adversely affected by the current recession or by another national or regional recession;

     o Our substantial level of debt could limit our ability to grow and compete;

     o Despite current indebtedness levels and limits imposed by our indentures on additional indebtedness, we and our subsidiaries may still be able to incur substantially more debt which could further limit our ability to grow and compete;

     o If any lender to us or our subsidiaries accelerates any debt in the event of a default under our or our subsidiaries' indebtedness, we and our subsidiaries may not have the resources to repay that debt, and an event of default under any material debt instrument would harm our business and financial condition;

     o The terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility;

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

     o Loss of key personnel, including Raul Alarcon, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer, could adversely affect our business;

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

     o The market price of our shares of Class A common stock may fluctuate significantly; and

     o Current or future sales by existing stockholders could depress the market price of our Class A common stock.

    Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended September 30, 2001, for the three-month transitional period ended December 30, 2001, and for the six-month period ended June 30, 2002. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

    We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. We do not have any variable rate debt or derivative financial or commodity instruments.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    As reported in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002, on November 28, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of purchasers who acquired shares of our Class A common stock pursuant to the registration statement and prospectus (collectively, the "Prospectus") relating to our initial public offering which closed on November 2, 1999 (the

"IPO"). The lawsuit was filed against SBS, eight underwriters of the IPO (collectively, the "Underwriters"), two members of our senior management team, one of which is our Chairman of the Board of Directors, and an additional director. The claims being made under the complaint are similar to claims currently being made under hundreds of class action suits filed against companies with recent initial public offerings and their underwriters.

    The class action complaint alleges violations of the federal securities laws, specifically that the Prospectus contained materially false and misleading statements based on alleged misstatements and/or omissions of material facts relating to underwriting commissions. The complaint also alleges Rule 10b-5 fraud violations by the Underwriters, but not by SBS or the individually named defendants. We believe that we would have a valid claim against the Underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of such lawsuit. Motions to dismiss the complaint have been filed and discovery has been stayed pending decision on the motions to dismiss.

    As reported in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2002, on June 14, 2001, an action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Julio Rumbaut against SBS, alleging that he is entitled to compensation for work performed for SBS and a commission for the purchase of a radio station by SBS. Mr. Rumbaut subsequently amended his theory of damages and claimed approximately $8.0 million in damages plus attorney's fees and pre-judgment interest. On July 29, 2002, a final judgment was entered in favor of the plaintiff for a total of $1.5 million consisting of compensation for executive services of $0.5 million and $1.0 million for the plaintiff's contribution towards the purchase of a radio station. The Company has accrued for this judgment in the condensed consolidated financial statements for the three- and six-month periods ended June 30, 2002. The Company has filed post-trial motions and is considering additional legal options.

    On June 12, 2002, SBS filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications ("Clear Channel") and Hispanic Broadcasting Corporation ("HBC"), and filed an Amended Complaint on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected SBS's ability to raise capital, depressed SBS's share price, impugned SBS's reputation, made station acquisitions more difficult, and interfered with SBS's business opportunities and contractual arrangements. SBS is seeking actual damages in excess of $500 million, which are to be trebled under anti-trust law.

    From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matters were submitted to a vote of shareholders at our annual meeting of shareholders held on June 11, 2002:

(1) Shareholders elected the following six incumbent directors with the noted vote tabulation:

                   Directors                     Votes For                  Votes Withheld
                   ---------                     ---------                  --------------
         Raul Alarcon, Jr.                      280,352,589                   10,843,034
         Pablo Raul Alarcon, Sr.                289,606,149                    1,589,474
         Jose Grimalt                           290,299,432                      896,191
         Jason L. Shrinsky                      290,296,632                      898,991
         Castor Fernandez                       290,542,482                      653,141
         Carl Parmer                            290,541,982                      653,641

         There were no broker non-votes.

(2) Shareholders approved the ratification of the appointment of KPMG LLP as independent auditors to audit our financial statements for the year ending December 29, 2002. There were 289,651,262 votes for, and 1,540,858 votes against, the proposal. There were 3,503 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

10.1 Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision - Texas Limited Partnership.

10.2 Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer.

10.3     Company's 1999 Stock Option Plan as amended on May 6, 2002.

10.4 Company's 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002.

99.1 Chief Executive Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K on May 2, 2002 to report that the Company's annual meeting of shareholders was to be held more than thirty days after the anniversary of the previous year's annual meeting date due to the change in the Company's fiscal year end and that, therefore, the Company's shareholders had additional time to submit shareholder proposals for inclusion in the proxy statement and form of proxy for the annual meeting.

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

                          Spanish Broadcasting System, Inc. and each of the additional registrants listed in the Table of Additional Registrants



                          By: /s/ JOSEPH A. GARCIA
                              ----------------------------------------------
Date: August 13, 2002         Joseph A. Garcia, Executive Vice President,
                              Chief Financial Officer and Secretary
                              (principal financial and accounting officer
                              and duly authorized officer of the registrant)