Form 10-K
period 2002-12-29
SPANISH BROADCASTING SYSTEM INC
filed 2003-03-31
CIK 927720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-27823

Spanish Broadcasting System, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3827791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2601 South Bayshore Drive, PH II Coconut Grove, Florida 33133 (Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (305) 441-6901

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A common stock, par value $.0001 per share

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑         No ☐

     As of June 28, 2002, the last business day of the Company’s most recently completed second fiscal quarter, the Company had 37,065,755 shares of Class A common stock, par value $.0001 per share, and 27,606,650 shares of Class B common stock, par value $.0001 per share, outstanding. As of June 28, 2002, the aggregate market value of the Class A common stock held by non-affiliates of the Company was approximately $369.7 million. The aggregate market value of the Class B common stock held by non-affiliates of the Company was approximately $0.4 million. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the Nasdaq National Market System on June 28, 2002 of $10.00 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

     As of March 24, 2003, 37,076,655 shares of Class A common stock, par value $.0001 per share, and 27,605,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

Documents Incorporated by Reference: None

i

PART I

Item 1.     Business

      All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this report mean Spanish Broadcasting System, Inc., a Delaware corporation, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, refer to our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation. Our executive offices are located at 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133, and our telephone number is (305) 441-6901.

      SBS, founded in 1983 and incorporated in the State of Delaware in 1994, is the largest Hispanic-controlled radio broadcasting company in the United States. We currently own and/or operate 27 radio stations in seven of the top-ten Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami, Chicago, San Francisco and San Antonio. Our radio stations are located in markets that reach approximately 49% of the U.S. Hispanic population. Our WSKQ-FM station in New York and WLEY-FM station in Chicago are each ranked as the number one station in their respective target demographic group (Hispanics ages 18-49 and Hispanics ages 18-34, respectively) in the Fall 2002 Arbitron® ratings.

      Our strategy is to maximize the revenue and profitability of our radio station portfolio while expanding in our existing markets or into additional markets that have a significant Hispanic population. We believe that the continued growth of the U.S. Hispanic population and the rapid increase in advertisers targeting Hispanics combine to provide us with significant opportunities for growth. We also believe that we have competitive advantages in the radio industry due to our concentration on formats targeting U.S. Hispanic audiences and our skill in programming and marketing to these audiences.

      SBS is led by Mr. Raúl Alarcón, Jr., who became our Chairman of the Board of Directors when we completed our initial public offering on November 2, 1999 and has been Chief Executive Officer since June 1994, and President and a director since October 1985. The Alarcón family has been involved in Spanish-language radio broadcasting since the 1950’s, when Mr. Pablo Raúl Alarcón, Sr., our Chairman Emeritus and a member of our Board of Directors, established his first radio station in Camagüey, Cuba. Members of our senior management team, on average, have over 20 years of experience in Spanish-language media and radio broadcasting.

Business Strategy

      We focus on maximizing the revenue and profitability of our radio station portfolio by strengthening the performance of our existing radio stations and making additional strategic station acquisitions in both our existing markets and in new markets that have a significant Hispanic population. We also focus on long-term growth by investing in advertising, programming research and on-air talent.

Operating Strategy

      Our operating strategy focuses on maximizing our radio stations’ appeal to our targeted audience and our advertisers while minimizing operating expenses in order to increase revenue and cash flow. To achieve these goals, we focus on:

      Providing High-Quality Programming. We format the programming of each of our stations to capture a significant share of the Spanish-language audience. We use market research, including third party consultants, in-house research and periodic music testing, to assess listener preferences in each station’s target demographic audience. We then refine our programming to reflect the results of this research and testing. Because the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own cultural and musical heritage, we strive to make ourselves intimately familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups, and we customize our programming accordingly.

      Retaining Strong Local Management Teams. We employ local management teams in each of our markets who are responsible for the day-to-day operations of our radio stations. The teams generally consist of a general manager, a general sales manager and a programming director. Stations are staffed with managers who have experience in and knowledge of the local radio market and/or the local Hispanic market. Because of the cultural diversity of the Hispanic population from market to market in the United States, most decisions regarding day-to-day programming, sales and promotional efforts are made by local managers. We believe this approach improves our flexibility and responsiveness to changing conditions in each of the markets we serve.

      Utilizing Aggressive Sales Efforts. Our sales force focuses on converting audience share into advertising revenue. In order to encourage an aggressive and focused sales force, we have developed compensation structures based upon collected advertising revenue. We seek to maximize our sales to national advertisers because they generally place large advertising orders throughout the year. We have attracted key sales executives from general market radio who have applied their expertise and relationships with the advertising community to increase our share of advertising from leading general market advertisers. We believe that our focused sales efforts are working to increase media spending targeted at the U.S. Hispanic consumer market and will enable us to continue to achieve significant revenue growth, and to narrow the gap between the level of advertising currently targeted at U.S. Hispanics and the potential buying power of the U.S. Hispanic population.

      Controlling Operating Costs. By employing a disciplined approach to operating our radio stations, we have been able to achieve operating margins which are in line with the radio broadcast industry’s average operating margins. We emphasize control of each station’s operating costs through detailed budgeting, tight control over staffing levels and constant expense analysis. While local management is responsible for the day-to-day operation of each station, corporate management is responsible for long-range and strategic planning, establishing policies and procedures, maximizing cost savings where centralized activity is appropriate, allocating resources and maintaining overall control of the stations.

      Making Effective Use of Promotions and Special Events. One of our goals is to use our expertise in marketing to the Hispanic consumer in each of the markets in which we operate stations to attract a large share of advertising revenue. We believe that effective promotional efforts play a significant role in both adding new listeners and increasing listener loyalty. We have organized special promotional appearances, such as station van appearances at client events, concerts and tie-ins to major events, which form an important part of our marketing strategy. Many of these events build advertiser loyalty because they enable us to offer advertisers an additional means of reaching the Hispanic consumer. In some instances, these events are co-sponsored by local television stations, newspapers, and local promoters, allowing our mutual advertisers to reach a larger combined audience.

      Maintaining Strong Community Involvement. We have historically been, and will continue to be, actively involved in the local communities that we serve. Our radio stations participate in numerous community programs, fund-raisers and activities benefiting the local community and Hispanics abroad. Examples of our community involvement include free public service announcements, free equal-opportunity employment announcements, tours and discussions held by radio station personalities with school and community groups designed to deter drug and gang involvement, free concerts and events designed to promote family values within the local Hispanic communities, and extended coverage, when necessary, of significant events which have an impact on the U.S. Hispanic population. Our stations and members of our management have received numerous community service awards and acknowledgments from governmental entities and community and philanthropic organizations for their service. We believe that this involvement helps build and maintain station awareness and listener loyalty.

Acquisition Strategy

      Our acquisition strategy is to acquire radio stations in the largest U.S. Hispanic markets. We consider acquisitions of stations in our existing markets, as well as acquisitions of stations in other markets with a large Hispanic population, where we can maximize our revenue through aggressive sales to U.S. Hispanic and general market advertisers. These acquisitions may include stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted.

      In analyzing potential radio station acquisitions, we consider many factors including:

•	the size of the Hispanic market;

•	anticipated growth, demographics, and other similar characteristics of the market;

•	the nature and number of competitive stations in the market;

•	the nature of other media competition in the station’s market;

•	the probability of achieving operating synergies through multiple station ownership within the target market;

•	the existing or potential quality of the broadcast signal and transmission facility;

•	the station’s ratings, revenue and operating cash flow; and

•	the price and terms of the purchase.

      We cannot, however, assure you that our acquisition strategy will be successful. Our acquisition strategy is subject to a number of risks, including, but not limited to: stations acquired by us may not increase our broadcast cash flow or yield other anticipated benefits; required regulatory approvals may result in unanticipated delays in completing acquisitions; we may have difficulty in managing our rapid growth; and we may be required to raise additional funds in order to finance such acquisitions while our ability to do so may be limited by the terms of our debt instruments.

Internet Strategy

      Our Internet strategy is designed to complement our operating strategy and enables us to capitalize on our Hispanic market expertise. The core of our Internet strategy is our Web site LaMusica.com and local radio stations’ Web sites which are on-line communities focused on the Hispanic market. These Web sites provide our advertisers with a complementary method of reaching their target audience.

Top 10 Hispanic Radio Markets in the United States

      The table below lists the top 10 Hispanic radio markets in the United States, including Puerto Rico. We currently own radio stations in Los Angeles, New York, Puerto Rico, Miami, Chicago, San Francisco and San Antonio. Population estimates are for 2002 and are based upon statistics provided by the Strategy Research Corporation — 2002 U.S. Hispanic Market Report, the U.S. Census Bureau Population Estimates for Puerto Rico — 2002 and the U.S. Census Bureau, Census 2000.

			% Hispanic
			of
		Hispanic	Total	% of Total U.S.
Hispanic		Population	Population in	Hispanic
Rank	Market	(000)	the Market	Population

1.	Los Angeles	7,000.8	41.4%	16.5%
2.	New York	3,971.3	19.2	9.4
3.	Puerto Rico	3,812.5	98.8	9.0
4.	Miami	1,719.4	41.1	4.1
5.	Chicago	1,603.7	17.1	3.8
6.	Houston	1,584.0	29.7	3.7
7.	San Francisco	1,356.6	19.6	3.2
8.	Dallas	1,324.9	22.0	3.1
9.	San Antonio	1,150.5	55.4	2.7
10.	Phoenix	1,035.0	25.0	2.4

	Total for Top 10 Hispanic Markets	24,558.7	30.9%	57.9%

Programming

      We format the programming of each of our stations to capture a substantial share of the U.S. Hispanic audience. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to be very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. We have in-house research departments located in Miami and Los Angeles, which conduct extensive radio market research on a daily, weekly, monthly and annual basis. By employing listener study groups and telephone surveys modeled after Arbitron® written survey methodology, but with even larger sample sizes than Arbitron®, we are able to assess listener preferences, track trends and gauge our success on a daily basis, well before Arbitron® quarterly results are published. In this manner, we can respond immediately to any changing preferences of listeners and/or trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.

•	Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue and cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York and Miami. Merengue music is up-tempo dance music originating from the Dominican Republic. Cumbia is a festive, folkloric music which originated in Colombia.

•	Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, norteña, banda and cumbia. Ranchera music originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Norteña means northern, and is representative of Northern Mexico. Featuring an accordion, norteña has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinalóa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music.

•	American Contemporary Hits. The American Contemporary Hits format consists of popular music released within the last year. This format also tends to include a variety of music styles such as Rock, Pop, R&B, Rap and Dance which are mostly rhythmic in nature.

•	American Adult Contemporary 80’s & 90’s Hits. The American Adult Contemporary format consists of the top American chart hits from the 1980’s and 1990’s.

•	American Top 40. The American Top 40 format consists of the most popular current chart hits.

•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin music mainly from the 1950’s, 1960’s, 1970’s and 1980’s.

•	Spanish Hot Adult Contemporary. The Spanish Hot Adult Contemporary format consists of Rock ballads as well as alternative dance and pop music.

•	Mexican Adult Contemporary. The Mexican Adult Contemporary format includes pop and ballads with an emphasis on Mexican artists.

•	Dance Contemporary Hit Radio. The Dance Contemporary Hit Radio format includes current and past English language dance hits.

•	Central American Tropical. The Central American Tropical format includes cumbia, soca and punta, with traditional salsa and merengue for variety.

      The following table lists the programming formats of our radio stations and the target demographic of each station. We own each of the following stations except for KXOL-FM, WDEK-FM, WKIE-FM, and WKIF-FM, which we program pursuant to time brokerage agreements. During fiscal year 2002, we changed the call letters of some of our radio stations as follows: WODA-FM, formerly programmed under the call letters WCOM-FM; WNOD-FM, formerly programmed under the call letters WOYE-FM; WZET-FM, formerly programmed under the call letters WSMA-FM; KPTI-FM, formerly programmed under the call letters KXJO-FM; KZAB-FM, formerly programmed under the call letters KFSG-FM; and KZBA-FM, formerly programmed under the call letters KFSB-FM.

Target
Demographic
(by age and
gender,
Market	Station	Format	if applicable)

Los Angeles	KLAX-FM	Regional Mexican	18-49
	KZAB-FM	Central American Tropical	18-49
	KZBA-FM	Central American Tropical	18-49
	KXOL-FM	Mexican Adult Contemporary — Programmed by SBS pursuant to a time brokerage agreement	18-49

New York	WSKQ-FM	Spanish Tropical	18-49
	WPAT-FM	Spanish Adult Contemporary	25-54

Puerto Rico	WMEG-FM	American Top 40	18-34
	WEGM-FM	American Top 40	18-34
	WCMA-FM	American Adult Contemporary 80’s & 90’s Hits	18-49
	WIOA-FM	Spanish Adult Contemporary	18-49
	WIOB-FM	Spanish Adult Contemporary	18-49
	WIOC-FM	Spanish Adult Contemporary	18-49
	WZNT-FM	Spanish Tropical	18-49
	WZMT-FM	Spanish Tropical	18-49
	WZET-FM	Spanish Tropical	18-49
	WODA-FM	Spanish Hot Adult Contemporary	18-34
	WNOD-FM	Spanish Hot Adult Contemporary	18-34

Miami	WXDJ-FM	Spanish Tropical	18-34
	WCMQ-FM	Spanish Oldies	35-54
	WRMA-FM	Spanish Adult Contemporary	25-54

Chicago	WLEY-FM	Regional Mexican	18-49
	WDEK-FM	Spanish Adult Contemporary — Programmed by SBS pursuant to a time brokerage agreement	25-54
	WKIE-FM	Spanish Adult Contemporary — Programmed by SBS pursuant to a time brokerage agreement	25-54
	WKIF-FM	Spanish Adult Contemporary — Programmed by SBS pursuant to a time brokerage agreement	25-54
San Francisco	KPTI-FM	Dance Contemporary Hit Radio	18-49
San Antonio	KLEY-FM	Regional Mexican	18-49
	KSAH-AM	Regional Mexican	18-49

Radio Station Portfolio

      The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Research, Inc.’s Investing in Radio, 2002 Market Report, Strategy Research Corporation — 2002 U.S. Hispanic Market Report, the U.S. Census Bureau Population Estimates for Puerto Rico — 2002 and the U.S. Census Bureau, Census 2000.

Los Angeles

      The Los Angeles market is the largest radio market in terms of advertising revenue which is projected to be approximately $901.9 million in 2002. In 2002, the Los Angeles market had the largest U.S. Hispanic population with approximately 7.0 million Hispanics, which is approximately 41.4% of the Los Angeles market’s total population. The Los Angeles market experienced annual radio revenue growth of 9.6% between 1996 and 2001. Radio revenue in the Los Angeles market is expected to grow at an annual rate of 5.4% between 2001 and 2006.

New York

      The New York market is the second largest radio market in terms of advertising revenue which is projected to be approximately $751.2 million in 2002. In 2002, the New York market had the second largest U.S. Hispanic population, with approximately 4.0 million Hispanics, which is approximately 19.2% of the New York market’s total population. We believe that we own the strongest franchise in our target demographic group, with two of the three FM Spanish-language radio stations in the New York market, WSKQ-FM and WPAT-FM. These radio stations have audience shares of 5.0 for the 18-49 demographic and 3.4 for the 25-54 demographic, respectively, in the Fall 2002 Arbitron® ratings. The New York market experienced annual radio revenue growth of 7.2% between 1996 and 2001. Radio revenue in the New York market is expected to grow at an annual rate of 6.4% between 2001 and 2006.

Puerto Rico

      The Puerto Rico market is the thirty-third largest radio market in terms of advertising revenue which is projected to be approximately $89.1 million in 2002. In 2002, the Puerto Rico market had the third largest U.S. Hispanic population, with approximately 3.8 million Hispanics, which we believe is approximately 98.8% of the Puerto Rico market’s total population. The Puerto Rico market experienced annual radio revenue growth of 4.0% between 1996 and 2001. Radio revenue in the Puerto Rico market is expected to grow at an annual rate of 6.1% between 2001 and 2006.

Miami

      The Miami market is the eleventh largest radio market in terms of advertising revenue which is projected to be approximately $272.4 million in 2002. In 2002, the Miami market had the fourth largest U.S. Hispanic population, with approximately 1.7 million Hispanics, which is approximately 41.1% of the Miami market’s total population. The Miami market experienced annual radio revenue growth of 7.5% between 1996 and 2001. Radio revenue in the Miami market is expected to grow at an annual rate of 6.2% between 2001 and 2006.

Chicago

      The Chicago market is the third largest radio market in terms of advertising revenue which is projected to be approximately $560.8 million in 2002. In 2002, the Chicago market had the fifth largest U.S. Hispanic population, with approximately 1.6 million Hispanics, which is approximately 17.1% of the Chicago market’s total population. We believe that we own the strongest franchise in our target demographic group in the Chicago market, with WLEY-FM, the number one ranked FM Spanish-language radio station. This radio station has an audience share of 6.7 for the 18-34 demographic in the Fall 2002 Arbitron® ratings. The Chicago market experienced annual radio revenue growth of 8.8% between 1996 and 2001. Radio revenue in the Chicago market is expected to grow at an annual rate of 5.6% between 2001 and 2006.

San Francisco

      The San Francisco market is the fourth largest radio market in terms of advertising revenue which is projected to be approximately $409.6 million in 2002. In 2002, the San Francisco market had the seventh largest U.S. Hispanic population, with approximately 1.4 million Hispanics, which is approximately 19.6% of the San Francisco market’s total population. The San Francisco market experienced annual radio revenue growth of 10.5% between 1996 and 2001. Radio revenue in the San Francisco market is expected to grow at an annual rate of 5.5% between 2001 and 2006.

San Antonio

      The San Antonio market is the twenty-eighth largest radio market in terms of advertising revenue which is projected to be approximately $100.7 million in 2002. In 2002, San Antonio had the ninth largest U.S. Hispanic population, with approximately 1.2 million Hispanics, which is approximately 55.4% of the San Antonio market’s total population. The San Antonio market experienced annual radio revenue growth of 8.0% between 1996 and 2001. Radio revenue in the San Antonio market is expected to grow at an annual rate of 6.3% between 2001 and 2006.

      Latin Music On-Line (“LaMusica.com”)

      LaMusica.com is a bilingual Spanish-English Internet Web site and on-line community that focuses on the Hispanic market. LaMusica.com is a provider of original information and interactive content related to Latin music, entertainment, news and culture. We believe that LaMusica.com, together with our radio station portfolio, enables our audience to enjoy additional targeted and culturally-specific entertainment options, such as concert listings, CD reviews, local entertainment calendars, and interactive content on popular Latin recording artists and entertainers. At the same time, LaMusica.com enables our advertisers to cost-effectively reach their targeted Hispanic consumer through an additional, dynamic and growing medium.

      LaMusica.com has links to the Web sites of some of our radio stations. This network of Web sites permits our target audiences to interact easily with their favorite on-air personalities and find out about events, contests and programming at our stations. In addition to our network of station Web sites and our production of original interactive content relating to Latin music and entertainment, we offer enhanced community features on LaMusica.com such as bulletin boards and chat rooms. We also provide regular weekly newsletters focusing on our latest content offerings, special events and contests.

      LaMusica.com and our network of station Web sites generate revenue primarily from advertising and sponsorship. We use our stations’ on-air marketing power to attract visitors to LaMusica.com. We conduct a nationwide advertising campaign on our radio stations in order to increase audience awareness of LaMusica.com. We utilize our strong relationships with advertisers and the music industry to develop banner advertising and sponsorships.

Management and Personnel

      As of March 24, 2003, we had 555 full-time employees, 10 of whom are primarily involved in corporate management and/or station management, 230 in programming, 197 in sales, 99 in general administration and 19 in technical.

      To facilitate efficient management from our corporate headquarters, we utilize computerized accounting systems, including Oracle accounting software, to provide timely information to management on station operations and assist in cost control as well as the preparation of monthly financial statements. Corporate executives regularly visit stations to monitor their operations and ensure that our policies are being followed.

      Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including Raúl Alarcón, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer. The loss of any of these officers and key employees could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.

Seasonality

      Seasonal broadcasting revenue fluctuations are common in the radio broadcasting industry and are primarily due to fluctuations in advertising expenditures by local and national advertisers. Historically, the first calendar quarter (January through March) has generally produced the lowest net broadcasting revenue for the year because of normal post-holiday decreases in advertising expenditures.

Patents, Trademarks, Licenses and Franchises

      In the course of our business, we use various trademarks, trade names and service marks, including logos, in our advertising and promotions. We believe the strength of our trademarks, trade names and service marks are important to our business and we intend to continue to protect and promote these marks as appropriate. We do not hold or depend upon any material patent, government license, franchise or concession, except the broadcast licenses granted by the Federal Communications Commission (“FCC”).

Industry Segments

      We consider radio broadcasting to be our only operating segment.

Advertising

      Virtually all of our revenue is derived from advertising. Advertising revenue is usually classified into two categories — “national” or “local.” “National” generally refers to advertising that is solicited by a representative firm for national advertisers. Our national sales representative is SBS/Interep LLC, a division of Interep National Radio Sales, Inc. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

      We believe that radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station’s ability to attract listeners in a given market and on the attractiveness to advertisers of the station’s listener demographics. Rates vary depending upon a program’s popularity among the listeners an advertiser is seeking to attract, the number of advertisers vying for available airtime and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning and afternoon drive-time hours which are the peak hours for radio audience listening. We believe that a radio broadcaster who has multiple stations in a market is appealing to national advertisers because these advertisers can reach more listeners, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. We believe that we will be able to continue increasing our rates as new and existing advertisers recognize the increasing desirability of targeting the growing Hispanic population in the United States.

      Each station broadcasts a predetermined number of advertisements each hour with the actual number depending upon the format of a particular station. We determine the number of advertisements broadcast hourly that can maximize the station’s revenue without jeopardizing its audience listener levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

      We have short and long-term relationships with our advertisers, although it is customary in the radio industry that the majority of advertising contracts are short-term and generally run for less than three months. In each of our broadcasting markets, we employ sales people to obtain local advertising revenue. We believe that our local sales force is crucial to maintaining relationships with key local advertisers and agencies and identifying new advertisers. We generally pay sales commissions to our local sales staff upon receipt of payment for their respective billings which assists us in our collection efforts. We offer assistance to local advertisers by providing them with studio facilities to produce commercials free of charge.

Competition

      The success of each of our stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market as well as with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Several of the stations with which we compete are subsidiaries of large national or regional companies that may have substantially greater financial resources than we do. Factors which are material to competitive position include management experience, the radio station’s rank in its market, signal strength and frequency, and audience demographics, including the nature of the Spanish-language market targeted by a particular station.

      Although the radio broadcasting industry is highly competitive, some barriers to entry do exist. These barriers can be mitigated to some extent by changing existing radio station formats and upgrading power, among other actions. The operation of a radio station requires a license or other authorization from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in a given market. In addition, the FCC’s multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. However, in recent years, these rules have changed significantly. For a discussion of FCC regulation, see “Federal Regulation of Radio Broadcasting” below.

      The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting (known as “DAB”). DAB may deliver to nationwide and regional audiences multi-channel and multi-format digital radio services with sound quality equivalent to that of compact discs. The FCC has licensed companies for the use of a new technology, satellite digital audio radio services (known as “SDARS”), to deliver audio programming. SDARS provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. The FCC has begun allowing AM (daytime operations only) and FM radio stations to use digital technology on an interim limited basis on existing frequencies. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low cost neighborhood service on frequencies which would not interfere with existing stations.

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

      We cannot predict what other matters may be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes may have on our business. See “Federal Regulation of Radio Broadcasting” below.

Antitrust

      An important part of our growth strategy is the acquisition of additional radio stations. Since the passage of the Telecommunications Act of 1996, the Justice Department has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Similarly, the FCC staff has announced new procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

Federal Regulation of Radio Broadcasting

      The radio broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:

•	assigns frequency bands for radio broadcasting;

•	determines the particular frequencies, locations and operating power of radio broadcast stations;

•	issues, renews, revokes and modifies radio broadcast station licenses;

•	establishes technical requirements for certain transmitting equipment used by radio broadcast stations;

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and

•	has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

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

      The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is subject to the text of the Communications Act, the FCC’s rules and regulations, and the rulings of the FCC. You should refer to the Communications Act and these FCC rules, regulations and rulings for further information concerning the nature and extent of federal regulation of radio broadcast stations.

      A licensee’s failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties, all of which could have a material adverse impact on our operations.

      Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance these acquisitions. Such matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	auctions of new broadcast licenses;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to the involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	technical and frequency allocation matters;

•	the implementation of digital audio broadcasting on a terrestrial basis;

•	changes in broadcast, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

      We cannot predict what changes, if any, might be adopted, or what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposals or changes might have on our business.

FCC Licenses

      The Communications Act provides that a broadcast station license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant’s legal, technical, financial and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

      The FCC licenses of our radio stations are held by wholly-owned subsidiaries of SBS. The following table sets forth the license expiration dates of each of our stations.

			Date of License	Operating
Station	Market	Date of Acquisition	Expiration	Frequency

KLAX-FM,	Los Angeles, CA	2/24/88	12/01/05	97.9 MHz
KZAB-FM,	Los Angeles, CA	11/09/00	12/01/05	93.5 MHz
KZBA-FM,	Los Angeles, CA	11/09/00	12/01/05	93.5 MHz
KXOL-FM,	Los Angeles, CA	pending acquisition	12/01/05	96.3 MHz
WSKQ-FM,	New York, NY	1/26/89	6/01/06	97.9 MHz
WPAT-FM,	New York, NY	3/25/96	6/01/06	93.1 MHz
WMEG-FM,	Puerto Rico	5/13/99	2/01/04	106.9 MHz
WEGM-FM,	Puerto Rico	1/14/00	2/01/04	95.1 MHz
WCMA-FM,	Puerto Rico	12/01/98	2/01/04	96.5 MHz
WZET-FM,	Puerto Rico	5/13/99	2/01/04	92.1 MHz
WIOA-FM,	Puerto Rico	1/14/00	2/01/04	99.9 MHz
WIOB-FM,	Puerto Rico	1/14/00	2/01/04	97.5 MHz
WIOC-FM,	Puerto Rico	1/14/00	2/01/04	105.1 MHz
WZNT-FM,	Puerto Rico	1/14/00	2/01/04	93.7 MHz
WZMT-FM,	Puerto Rico	1/14/00	2/01/04	93.3 MHz
WODA-FM,	Puerto Rico	1/14/00	2/01/04	94.7 MHz
WNOD-FM,	Puerto Rico	1/14/00	2/01/04	94.l MHz
WXDJ-FM,	Miami, FL	3/28/97	2/01/04	95.7 MHz
WCMQ-FM,	Miami, FL	12/22/86	2/01/04	92.3 MHz
WRMA-FM,	Miami, FL	3/28/97	2/01/04	106.7 MHz
WLEY-FM,	Chicago, IL	3/27/97	12/01/04	107.9 MHz
WDEK-FM,	Chicago, IL	pending acquisition	12/01/04	92.5 MHz
WKIE-FM,	Chicago, IL	pending acquisition	12/01/04	92.7 MHz
WKIF-FM,	Chicago, IL	pending acquisition	12/01/04	92.7 MHz
KPTI-FM,	San Francisco, CA	11/09/00	12/01/05	92.7 MHz
KLEY-FM,	San Antonio, TX	5/13/98	8/01/05	94.1 MHz
KSAH-AM,	San Antonio, TX	11/09/00	8/01/05	720 KHz

      Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

•	the radio station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

      After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum term otherwise permitted by law, or hold an evidentiary hearing.

      The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant’s qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If, as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, our licenses have been renewed without any conditions or sanctions being imposed, but we cannot assure you that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions.

      The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night.

      The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations. The FCC recently adopted rules to divide Class C stations into two subclasses based on antenna height. Stations not meeting the minimum height requirement within a three-year transition period would be downgraded automatically to the new Class C0 category.

      Ownership Matters. The Communications Act requires prior approval by the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

•	the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control;

•	compliance with FCC rules limiting the common ownership of attributable interests in broadcast and newspaper properties;

•	the history of compliance with FCC operating rules; and

•	the character qualifications of the transferee or assignee and the individuals or entities holding attributable interests in them.

      Applications to the FCC for assignments and transfers are subject to petitions in favor of denying the assignment or transfer by interested parties.

      To obtain the FCC’s prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. The application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. Informal objections may be filed any time up until the FCC acts upon the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

      Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

      The FCC generally applies its other broadcast ownership limits to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote five percent or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcasting licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered insulated from material involvement in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of twenty percent or more of the voting stock of the corporation holding broadcast licenses.

      To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. A time brokerage agreement with another radio station in the same market creates an attributable interest in the brokered radio station as well as for purposes of the FCC’s local radio station ownership rules, if the agreement affects more than 15% of the brokered radio station’s weekly broadcast hours.

      Debt instruments, non-voting stock options or other non-voting interests with rights of conversion to voting interests that have not yet been exercised and insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership generally do not subject their holders to attribution. However, the holder of an equity or debt instrument or interest in a broadcast licensee, cable television system, daily newspaper or other media outlet shall have that interest attributed if the equity (including all stock holdings whether voting or non-voting, common or preferred) and debt interest or interests in the aggregate exceed 33 percent of the total asset value, defined as the aggregate of all equity plus all debt of that media outlet and the interest holder also holds an interest in a broadcast licensee, cable television system, newspaper or other media outlet operating in the same market that is subject to the broadcast multiple ownership or cross-ownership rules and is otherwise attributable or if the interest holder supplies over 15 percent of the total weekly broadcast programming hours of the station in which the interest is held.

      The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

•	radio broadcast stations above certain limits servicing the same local market; and

•	a radio broadcast station and a daily newspaper serving the same local market.

These rules include specific signal contour overlap standards to determine compliance, and the FCC defined market will not necessarily be the same market used by Arbitron® or other surveys, or for purposes of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Under these “cross-ownership” rules, we, absent waivers, would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper in the same market where we then owned any radio broadcast station. Our stockholders, officers or directors, absent a waiver, may not hold an attributable interest in a daily newspaper or television broadcast station in those same markets. The FCC is reviewing its ban on the common ownership of a radio station and daily newspaper in the same market.

      Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets in which a single entity may own an attributable interest as follows:

•	In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

•	In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50 percent of the radio stations in such market.

The FCC is currently reviewing its rules and policies concerning local radio ownership which could result in the modification of the numerical limits on local radio ownership or the adoption of an entirely new local radio ownership rule. The FCC’s review includes the treatment and competitive effect of local marketing agreements and joint sales agreements.

      Because of these multiple and cross-ownership rules, if a stockholder, officer or director of SBS holds an attributable interest in SBS, such stockholder, officer or director may violate the FCC’s rules if such person or entity also holds or acquires an attributable interest in other television stations, radio stations or daily newspapers, depending on their number and location. If an attributable stockholder, officer or director of SBS violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for future acquisitions.

      Programming and Operations. The Communications Act requires broadcasters to serve the public interest. A broadcast licensee is required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming when it evaluates the licensee’s renewal application, but listeners’ complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation.

      The FCC requires that licensees not discriminate in hiring practices, develop and implement programs designed to promote equal employment opportunities and submit reports to the FCC on these matters annually and in connection with each license renewal application.

      The FCC rules also prohibit a licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner.

      Local Marketing Agreements. Often radio stations enter into local marketing agreements or time brokerage agreements. These agreements take various forms. Separately owned and licensed radio stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station.

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

      RF Radiation. In 1985, the FCC adopted rules based on a 1982 American National Standards Institute (ANSI) standard regarding human exposure to levels of radio frequency (“RF”) radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF exposure that, in some respects, was more restrictive in the amount of environmental RF exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997, and which are based in part on the revised ANSI standard.

      Digital Audio Radio Satellite Service. The FCC has adopted rules for the Digital Audio Radio Satellite Service (“DARS”) in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002 in three markets, and has now expanded nationwide. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. Because the DARS service is in its infant stage, we cannot predict whether, or the extent to which, it will have an adverse impact on our business.

      Low Power Radio Broadcast Service. The FCC has adopted rules establishing two classes of a low power radio service, both of which will operate in the existing FM radio band: a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations will have limited service areas of 3.5 miles and 1 to 2 miles, respectively. Implementation of a low power radio service or microbroadcasting will provide an additional audio programming service that could compete with SBS’s radio stations for listeners, but we cannot predict the effect upon SBS.

      Equal Employment Opportunity Rules. On March 10, 2003, new equal employment opportunity (EEO) rules and policies for broadcasters went into effect. The rules prohibit discrimination by broadcasters and multichannel video programming distributors. They also require broadcasters to provide notice of job vacancies and to undertake additional outreach measures, such as job fairs and scholarship programs. The rules mandate a “three prong” outreach program; i.e., Prong 1: widely disseminate information concerning each full-time (30 hours or more) job vacancy, except for vacancies filled in exigent circumstances; Prong 2: provide notice of each full-time job vacancy to recruitment organizations that have requested such notice; and Prong 3: complete two (for broadcast employment units with five to ten full-time employees or that are located in smaller markets) or four (for employment units with more than ten full-time employees located in larger markets) longer-term recruitment initiatives within a two-year period. These include, for example, job fairs, scholarship and internship programs, and other community events designed to inform the public as to employment opportunities in broadcasting. The rules mandate extensive record keeping and reporting requirements. The EEO rules will be enforced through review at renewal time, at mid-term for larger broadcasters, and through random audits and targeted investigations resulting from information received as to possible violations. The FCC has not yet decided on whether and how to apply the EEO rule to part-time positions.

      Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short” (less than the full eight-year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

      Proposed Changes. The FCC on January 13, 1999 released a study and conducted a forum on the impact of advertising practices on minority-owned and minority-formatted broadcast stations. The study provided evidence that advertisers often exclude radio stations serving minority audiences from ad placements and pay them less than other stations when they are included. On February 22, 1999, a “summit” was held at the FCC’s headquarters to continue this initiative where participants considered the advertising study’s recommendations to adopt a Code of Conduct to oppose unfair ad placement and payment, to encourage diversity in hiring and training and to enforce laws against unfair business practices. We cannot predict at this time whether the FCC will adopt new rules that would require the placement of part of an advertiser’s budget on minority-owned and minority-formatted broadcast stations, and if so, whether such rules would have an adverse impact on us.

Environmental Matters

      As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

      In connection with our sale of WXLX-AM in 1997, we assigned the lease of the transmitter for WXLX-AM in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX-AM has been sold, we retain potential exposure to possible environmental liabilities relating to the transmitter site (the “Transmitter Property”). On September 12, 2002, the landlords of the property, Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company (collectively, the “Landlord”), received a notice from the New Jersey Meadowlands Commission (the “Meadowlands Commission”) indicating that it was planning to redevelop the site which includes the Transmitter Property and offering compensation to the Landlord for the purchase of the Transmitter Property. The Meadowlands Commission also indicated that it would not seek reimbursement from the Landlord for the costs of landfill closure or for the remediation of environmental conditions that resulted from the operation of the landfill. The Landlord did not accept the offer of the Meadowlands Commission. On December 4, 2002, the Meadowlands Commission filed a condemnation proceeding in the Superior Court of New Jersey, Bergen County, against the Landlord, and named SBS as an additional defendant. We believe that we have meritorious defenses against any claim arising from this matter, however, it is impossible to assess the ultimate outcome of this matter at this time. No amounts have been accrued in the consolidated financial statements for any contingent liability relating to the Transmitter Property.

      On March 19, 2002, the Environmental Quality Board, Mayagüez, Puerto Rico Regional Office (“EQB”), inspected our transmitter site in Maricao, Puerto Rico. Based on the inspection, EQB issued a letter to SBS on March 26, 2002 noting the following potential violations: (1) alleged violation of EQB’s Regulation for the Control of Underground Injection through construction and operation of a septic tank (for sanitary use only) at each of the two antenna towers without the required permits, (2) alleged violation of EQB’s Regulation for the Control of Atmospheric Pollution through construction and operation of an emergency generator of more than 10hp at each transmitter tower without the required permits and (3) alleged failure to show upon request an EQB approved emergency plan detailing preventative measures and post-event steps that SBS will take in the event of an oil spill. To date, no penalties or other sanctions have been imposed against us relating to these matters. We do not have sufficient information to assess our potential exposure to liability, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

Recent Developments

      Purchase of Additional Chicago Stations. On December 31, 2002, we entered into an asset purchase agreement (the “Chicago Asset Purchase Agreement”) with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. The Chicago Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions. We intend to fund the acquisition of these radio stations from cash on hand. Although we intend to complete this transaction in the second quarter of fiscal year 2003, there can be no assurance that the acquisition of these radio stations will be completed.

      On December 31, 2002, we also entered into a time brokerage agreement (the “Chicago Time Brokerage Agreement”) with Big City Radio-Chi, LLC pursuant to which we have been broadcasting our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM since January 6, 2003. The Chicago Time Brokerage Agreement will terminate upon the earlier to occur of (i) the termination of the Chicago Asset Purchase Agreement or (ii) the closing of the purchase of the assets of these radio stations.

      Purchase of Additional Los Angeles Station. On November 2, 2000, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with the International Church of the FourSquare Gospel (“ICFG”) to acquire the assets of radio station KXOL-FM, serving Los Angeles, California, at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the “TBA”) and ICFG was permitted to broadcast its programming over radio stations KFSG-FM (currently KZAB-FM) and KFSB-FM (currently KZBA-FM) (the “93.5 TBA”). In connection with the Addendum to the Asset Purchase Agreement and the TBA, we made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

      On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the “Second Amendment”). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the “KXOL Closing”) to December 31, 2003. The KXOL Closing is subject to acceleration if we sell all of five specified stations (including KTCY-FM which was sold on August 23, 2002), during the term of the TBA. Pursuant to the Second Amendment, we made additional non-refundable deposits of $15.0 million, $5.0 million and $15.0 million on March 12, 2002, September 27, 2002 and March 12, 2003, respectively. All payments are non-refundable (except in the case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing. In accordance with the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement.

      Pursuant to the Second Amendment, on February 8, 2002, we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Under the Second Amendment, we must also grant to ICFG additional warrants if ICFG ceases to broadcast its programming under the 93.5 TBA. On February 28, 2003, ICFG ceased to broadcast its programming under the 93.5 TBA. Therefore, on March 31, 2003, and on the last day of each calendar month thereafter, we will issue to ICFG warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such respective month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. The fair market value of these warrants, as calculated under the Black-Scholes option pricing model, will be recorded as a programming expense.

      We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

      Sale of Station. On June 4, 2002, SBS and one of its subsidiaries, KTCY Licensing, Inc., entered into an asset purchase agreement (the “Entravision Agreement”) with Entravision-Texas Limited Partnership, a Texas limited partnership (“Entravision”) for the sale of certain assets and the FCC license of KTCY-FM serving Dallas, Texas for a purchase price of $35.0 million. Additionally, KTCY Licensing, Inc. entered into a time brokerage agreement with Entravision Communications Corporation, a Delaware corporation (“Entravision Communications”), whereby Entravision Communications was permitted to broadcast its programming over radio station KTCY-FM until the closing of the asset sale. The FCC granted approval for the transfer of the FCC license of KTCY-FM and on August 23, 2002, we sold KTCY-FM’s assets held for sale consisting of $31.4 million of intangible assets and $1.3 million of property and equipment. We recognized a gain of approximately $1.8 million, net of closing costs and taxes. We determined that the sale of certain assets and the FCC license of KTCY-FM met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s assets as held for sale and its operations as discontinued operations. The results of operations in the current year and prior year periods of KTCY-FM have been classified as discontinued operations in the consolidated statements of operations.

      Resignation of Director from Audit Committee. Castor Fernandez has resigned his position as a member of our Audit Committee. We intend to fill Mr. Fernandez’s position as a member of the Audit Committee by nominating a new independent board member for election at our upcoming annual meeting.

      Termination of Time Brokerage Agreement and Stock Purchase Agreement. On May 8, 2000, we entered into a stock purchase agreement with New World Broadcasters Corp. (“New World”) and 910 Broadcasting Corp. (“910 Broadcasting”) to acquire all the outstanding capital stock of 910 Broadcasting, the owner and operator of radio station KXEB-AM serving the Dallas, Texas market. We programmed KXEB-AM under a time brokerage agreement from May 8, 2000 to July 31, 2001. On July 3, 2001, we received a notice from New World and 910 Broadcasting that purported to terminate the stock purchase agreement. On August 1, 2001 we filed a complaint in the United States District Court for the Southern District of New York against New World and 910 Broadcasting for breach of the stock purchase agreement and time brokerage agreement. On that same day, we also filed a motion for a preliminary injunction preventing New World and 910 Broadcasting from selling KXEB-AM pending the resolution of the action. On August 27, 2001, New World and 910 Broadcasting filed their answer and counterclaim, asserting claims for breach of contract, conversion and tortuous interference with pre-contractual relations, seeking damages in excess of approximately $10.0 million. On May 14, 2002 the parties signed a Stipulation and Order of Settlement, which was entered by the Court on June 10, 2002, dismissing with prejudice all claims and counterclaims in the action. Pursuant to this Stipulation and Order of Settlement, on June 10, 2002 the Court awarded New World and 910 Broadcasting approximately $0.7 million, which was recorded in other expense, net in the consolidated statement of operations for the fiscal year ended December 29, 2002.

      Exchange Offer. In connection with the issuance and sale of $100.0 million of our 9 5/8% senior subordinated notes due 2009 (the “2001 Notes”) through a Rule 144A debt offering on June 8, 2001, we entered into a registration rights agreement with the initial purchaser in the offering pursuant to which we agreed to file a registration statement to permit holders of the 2001 Notes to exchange such notes for notes newly registered under the Securities Act of 1933 (the “Exchange Notes”). In addition, this exchange offer allowed for the exchange of the full outstanding amount of the $235.0 million of our 9 5/8% senior subordinated notes due 2009 that we issued under a registration statement in November 1999 (the “1999 Notes”). The exchange offer was consummated on December 5, 2001, with an aggregate amount of $334,995,000 of the 2001 Notes and the 1999 Notes being exchanged into Exchange Notes and $5,000 of the 1999 Notes remaining outstanding.

      Change of Fiscal Year End. On November 6, 2001, the Board of Directors approved a resolution to change our fiscal year end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year. We filed a transition report on Form 10-Q covering the transition period from October 1, 2001 through December 30, 2001. Audited financial statement results for the transition period are reported in this annual report on Form 10-K.

      On December 30, 2002, our Board of Directors approved a resolution to change our fiscal year end from the last Sunday in December of each calendar year to December 31 of each calendar year.

      Shelf Registration. Pursuant to a registration rights agreement dated as of November 9, 2000, which we entered into in conjunction with our purchase of all the outstanding capital stock of Rodriguez Communications, Inc. (“RCI”) and the purchase of radio station KTCY-FM from New World Broadcasters Corp. (“New World”), on June 25, 2001 we filed a registration statement on Form S-3 through which certain selling stockholders are offering for sale from time to time up to an aggregate of 4,441,545 shares of our Class A common stock. The shares were originally issued to the selling stockholders as partial payment for the purchase of all of the outstanding capital stock of RCI and the purchase of radio station KTCY-FM from New World. The selling stockholders may sell the shares of Class A common stock from time to time on the over-the-counter market in regular brokerage transactions. We will not receive any portion of the proceeds from the sale of these shares by the selling stockholders.

Risk Factors

      You should carefully consider the risks and uncertainties described below and the other information in this report. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

Pending Acquisitions — we have incurred and we may continue to incur costs in connection with our time brokerage agreements for our pending acquisitions. In addition, our ability to finance these acquisitions may be limited.

      On April 30, 2001, we commenced broadcasting our programming on radio station KXOL-FM in Los Angeles, California under a time brokerage agreement with the International Church of the FourSquare Gospel (“ICFG”). We have incurred start-up costs and continue to incur promotional costs in connection with our time brokerage agreement. Unless terminated earlier, the time brokerage agreement expires on December 31, 2003, by which date we are required to complete our acquisition of KXOL-FM. To date, we have made a total of $60.0 million in non-refundable payments to be credited towards the purchase price at the closing of this acquisition; the balance of the purchase price of $190.0 million must be paid at closing. Our ability to finance the acquisition of KXOL-FM through additional debt offerings will be limited by the terms of our indentures. We may have to raise the funds to consummate the KXOL-FM transaction through asset sales, equity or debt offerings, additional debt and internally generated cash. Although we intend to complete this transaction, there can be no assurance that we will be able to raise sufficient funds to consummate the acquisition of KXOL-FM. If we are unable to finance the balance of the purchase price for KXOL-FM, we will lose the business opportunity and the deposits paid under the time brokerage agreement.

      On December 31, 2002, we entered into a time brokerage agreement with Big City Radio-Chi, LLC pursuant to which we have been broadcasting our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, since January 6, 2003. We have incurred and may continue to incur costs in connection with this time brokerage agreement. The time brokerage agreement will terminate upon the earlier to occur of (i) the termination of the asset purchase agreement for the purchase of the assets of these radio stations or (ii) the closing of the purchase of the assets of these radio stations. We intend to fund the acquisition of these radio stations from cash on hand. Although we intend to complete this transaction, there can be no assurance that the acquisition of these radio stations will be completed.

Recession and war — our broadcasting revenue and operating results could be adversely affected by the current recession, or by another national or regional recession, or by the current war in Iraq.

      Our broadcasting revenue could be adversely affected by the current recession and/or downturn in the United States economy since advertising expenditures generally decrease as the economy slows down. In addition, our operating results in individual geographic markets could be adversely affected by local or regional economic downturns. Our broadcasting revenue has been adversely affected by past recessions.

      In addition, the current war in Iraq may both adversely affect prevailing economic conditions and lead to reduced advertising expenditures and the withdrawal of previously placed orders for advertising time on our stations. Current and future economic downturns and the war in Iraq might have a material adverse effect on our ability to generate advertising revenue and might materially and adversely affect our financial condition and operating results.

Substantial debt — our substantial level of debt could limit our ability to grow and compete.

      Our consolidated debt is substantial. As of December 29, 2002 we had outstanding long term debt (including current portions) of approximately $328.3 million and stockholders’ equity of $227.4 million. Our debt to last twelve months cash flow ratio exceeds 7.0 to 1.0. As a result, we will be unable to incur additional debt under the indentures for our 9 5/8% senior subordinated notes due 2009 other than for specifically identified occurrences, including senior debt not to exceed $175 million.

      Our substantial level of debt could have several important consequences to the holders of our securities, including the following:

•	a significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and will not be available for operations, future business opportunities or other purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our substantial debt could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

•	our substantial debt could place us at a disadvantage compared to our competitors who have less debt.

      Our ability to satisfy all of our debt obligations depends upon our future operating performance. Our operating performance will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. We believe that our operating cash flow will be sufficient to meet our operating expenses and to service our debt requirements as they become due. However, if we are unable to pay our debts, whether upon acceleration of our debt or in the ordinary course of business, we will be forced to pursue alternative strategies such as selling assets, restructuring our debt, or seeking additional equity capital. We cannot assure you that we can successfully complete any of these strategies on satisfactory terms or that the approval of the FCC could be obtained on a timely basis, or at all, for the transfer of any of the stations’ licenses in connection with a proposed sale of assets.

Additional borrowings available despite current indebtedness levels — we and our subsidiaries may still be able to incur substantially more debt. This could further intensify the risks described above.

      We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures relating to our 9 5/8% senior subordinated notes due 2009 restrict our ability to incur additional debt if our debt to last twelve months cash flow ratio exceeds 7.0 to 1.0, which is currently the case, the terms of the indentures do not fully prohibit us or our subsidiaries from incurring certain additional indebtedness. We may under the more restrictive terms of the indentures incur up to $175 million of additional indebtedness. If we or our subsidiaries incur additional debt, the related risks that we and our subsidiaries face could intensify.

Indebtedness may be accelerated — if any lender to us or our subsidiaries accelerates any debt, we and our subsidiaries may not have the resources to repay that debt. An event of default under any material debt instruments would harm our business and financial condition.

      If there were an event of default under our or our subsidiaries’ indebtedness, the holders of the affected indebtedness could elect to declare all of that indebtedness to be due and payable immediately, which in turn, could cause all of our or our subsidiaries’ other indebtedness to become due and payable. We cannot assure you that we or our subsidiaries would have sufficient funds available, or that we or our subsidiaries would have access to sufficient capital from other sources, to repay the accelerated debt. Even if we or our subsidiaries could obtain additional financing, we cannot assure you that the terms would be favorable to us. Assuming that we enter into a new credit facility, if the amounts outstanding under our indebtedness were accelerated, we would expect our lenders to have the right to foreclose on their liens on substantially all of our and our subsidiaries’ assets, and on the stock of our subsidiaries. As a result, any event of default under our material debt instruments could have a material adverse effect on our business and financial condition.

Restrictions imposed by our debt — the terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility.

      The indentures governing our 9 5/8% senior subordinated notes due 2009 contain covenants that restrict, among other things, our ability to:

•	incur additional debt;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments;

•	sell assets;

•	enter into transactions with affiliates;

•	sell capital stock of our subsidiaries; and

•	merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

      If an event of default occurs under the indentures, the noteholders could elect to declare all amounts outstanding under the indentures, together with accrued interest, to be immediately due and payable. In addition, there is a change of control provision in the indentures which would require us to make an offer to repurchase all of our notes in the event that we experience a change of control.

History of net losses — we have experienced net losses in the past and to the extent that we experience net losses in the future, the market price of our common stock may be adversely affected which in turn may adversely affect our ability to raise capital.

      We cannot assure you that we will achieve profitability. Failure to achieve profitability may adversely affect the market price of our common stock, which in turn may adversely affect our ability to raise additional equity capital and to incur additional debt. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or finance our proposed acquisitions could negatively impact our financial position and results of operations.

      We experienced a net loss in the fiscal year ended December 29, 2002, in the three-month transitional period ended December 30, 2001, and in the fiscal years ended September 30, 2001 and September 24, 2000. The primary reason for the net loss in the fiscal year ended December 29, 2002 was the adoption of SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives, and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair market value method. As a result of the adoption of this standard, we incurred a non-cash transitional charge of $45.3 million, net of income tax benefit and an overall increase of $49.7 million as a non-cash charge to income tax expense to establish a valuation allowance against our deferred tax assets. The primary reasons for the net loss in the three-month transitional period ended December 30, 2001 were the overall weak advertising sector, the economic recession and the tragic events of September 11, 2001. The primary reasons for the net loss in the fiscal year ended September 30, 2001 were an extraordinary loss on the early extinguishment of our senior credit facility, net of income taxes, and a decline in same station operating results due generally to lower advertising demand. The primary reasons for the net loss in the fiscal year ended September 24, 2000 were an extraordinary loss on the early extinguishment of debt, net of income taxes, and a non-recurring severance payment related to the purchase of an annuity for two of our retired executives.

      If we complete our pending acquisitions of KXOL-FM, WDEK-FM, WKIE-FM and WKIF-FM and/or acquire additional radio stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase as well.

Importance of the New York and Miami markets — a large portion of our net broadcast revenue and broadcast cash flow currently comes from these markets.

      Our New York and Miami markets account for more than half of our revenue for the fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002. A significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations.

Dependence on key personnel — loss of key personnel could adversely affect our business.

      Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President. The loss of any of these officers and key employees could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.

Competition — we compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do.

      Broadcasting is a highly competitive business. Our radio stations compete in their respective markets for audiences and advertising revenues with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, cable services, outdoor advertising, the Internet and direct mail. As a result of this competition, our stations’ audience ratings and market shares may decline and any adverse change in a particular market could have a material adverse effect on the revenue of our stations located in that market and on the financial condition of SBS as a whole.

      Although we believe that each of our stations is able to compete effectively in its respective market, we cannot assure you that any station will be able to maintain or increase its current audience ratings and advertising revenues. Radio stations can change formats quickly. Any other radio station currently broadcasting could shift its format to duplicate the format of any of our stations. If a station converts its programming to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, the ratings and broadcast cash flow of our station in that market could be adversely affected. In addition, other radio companies which are larger and have more resources may also enter markets in which we operate.

Risks of acquisition strategy — our growth depends on successfully executing our acquisition strategy.

      We have grown and intend to continue to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets. We cannot assure you that our acquisition strategy will be successful. Our acquisition strategy is subject to a number of risks, including, but not limited to:

•	acquired stations may not increase our broadcast cash flow or yield other anticipated benefits;

•	required regulatory approvals may result in unanticipated delays in completing acquisitions;

•	we may have difficulty managing our rapid growth;

•	we may have difficulty programming newly acquired stations to attract listenership;

•	we may be required to raise additional financing and our ability to do so is limited by the terms of our debt instruments and market conditions; and

•	we may finance acquisitions with the issuance of, or through sales of, our common stock in the public market which could adversely affect our stock price, due to dilution, and our ability to raise funds necessary to grow our business through additional stock offerings.

Controlling stockholder — Raúl Alarcón, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS.

      Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, owns shares of Class B common stock having approximately 83% of the combined voting power of our outstanding shares of common stock, as of the date of this annual report on Form 10-K. Accordingly, Mr. Alarcón, Jr. has the ability to elect all of our directors and can effectively control our policies and affairs. This control may discourage certain types of transactions involving an actual or potential change of control of SBS such as a merger or sale of SBS.

Technology changes, new services and evolving standards — we must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive.

      The FCC is considering ways to introduce new technologies to the radio broadcast industry, including satellite and terrestrial delivery of digital audio broadcasting, and the standardization of available technologies which significantly enhance the sound quality of AM and FM broadcasts. We cannot predict the effect new technology of this nature will have on our financial condition and results of operations. Several new media technologies are being developed, including the following:

•	cable television operators offer a service commonly referred to as “cable radio” which provides cable television subscribers with several high-quality channels of music, news and other information;

•	the Internet offers new and diverse forms of program distribution;

•	direct satellite broadcast television companies are supplying subscribers with several high quality music channels;

•	the introduction of satellite digital audio radio technology has resulted in new satellite radio services with sound quality equivalent to that of compact discs; and

•	the introduction of in-band on-channel digital radio could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

Government regulation — our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses.

      The domestic broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties we may acquire. Federal regulations create significant new opportunities for broadcasting companies but also create uncertainties as to how these regulations will be interpreted and enforced by the courts.

      Our success depends in part on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. While we believe that the FCC will approve applications for renewal of our existing broadcasting licenses when made, we cannot guarantee that pending or future renewal applications submitted by us will be approved, or that renewals will not include conditions or qualifications that could adversely affect our operations. Although we may apply to renew our FCC licenses, interested third parties may challenge our renewal applications. In addition, if we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act, or are convicted of a felony, the FCC may commence a proceeding to impose sanctions upon us. Examples of possible sanctions include the imposition of fines; the revocation of our broadcasting licenses; or the renewal of one or more of our broadcasting licenses for a term of fewer than eight years. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success. Such an event would materially affect the carrying value of our intangible assets.

      The radio broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments. The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of licenses. The Communications Act and FCC rules also impose limitations on non-U.S. ownership and voting of our capital stock.

      Moreover, governmental regulations and policies may change over time and we cannot assure you that those changes would not have a material impact upon our business, financial position or results of operations.

Antitrust matters — we may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets.

      An important part of our growth strategy is the acquisition of additional radio stations. After the passage of the Telecommunications Act of 1996, the U.S. Department of Justice has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly concerned when the proposed buyer already owns three or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in market shares in excess of 40% of local radio advertising revenue. Similarly, the FCC reviews proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

Market fluctuation — the market price of our shares of Class A common stock may fluctuate significantly.

      The stock market in general has recently experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. We believe that the principal factors that may cause price fluctuations in our shares of Class A common stock are:

•	fluctuations in our financial results;

•	general conditions or developments in the radio industry, television and other media, and the worldwide economy;

•	sales of our common stock into the marketplace;

•	significant decreases in radio station audience ratings;

•	inability to implement our acquisition strategy;

•	a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts’ expectations; and

•	developments in our relationships with our customers and suppliers.

      We cannot assure you that the market price of our Class A common stock will not experience significant fluctuations in the future, including fluctuations that are adverse and unrelated to our performance.

Shares of common stock eligible for current or future sale — current or future sales by existing stockholders could depress the market price of our Class A common stock.

      The market price of our Class A common stock could drop as a result of sales of a large number of shares of Class A common stock or Class B common stock (convertible into Class A common stock) by our existing stockholders or the perception that these sales may occur. These factors could make it more difficult for us to raise funds through future offerings of our Class A common stock.

      On February 8, 2002, pursuant to our amended asset purchase agreement for the purchase of the assets of radio station KXOL-FM, we granted to the International Church of the Foursquare Gospel (“ICFG”) a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. In addition, on March 31, 2003, and on the last day of each calendar month thereafter, we will issue to ICFG warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such respective month, until the earlier to occur of (i) the closing under the amended asset purchase agreement or (ii) the termination of such agreement. These warrants will also be exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised.

Independent directors — we have only two independent directors serving on our Audit Committee.

      We currently have only two independent directors serving on our Audit Committee due to the resignation of a director from the Audit Committee. Under current Nasdaq Stock Market rules, we are required to have three independent directors serving on the Audit Committee. If we are unable to appoint an additional independent director to serve on our Audit Committee, we may be at risk of having our securities delisted from the Nasdaq Stock Market’s National Market. We plan to nominate another independent director for election at our next annual meeting. However, there can be no assurance as to when we will be able to appoint a suitable independent director to our Board of Directors and Audit Committee.

Special Note Regarding Forward-Looking Statements

      This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Available Information

      You can find more information about us at our Internet website located at www.spanishbroadcasting.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 2.     Properties

      The types of properties required to support each of our radio stations include offices, broadcasting studios and transmission facilities where broadcasting transmitters and antenna equipment are located. We relocated our corporate headquarters to Coconut Grove, Florida on December 1, 2000, to a building indirectly owned by Raúl Alarcón, Jr., for which we have entered into a ten-year lease. The studios and offices of our Miami stations are currently located in leased facilities, which are indirectly owned by Raúl Alarcón, Jr. and Pablo Raúl Alarcón, Sr., with lease terms that expire in 2012. We own the building housing the offices and studios in New York for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM, KXOL-FM, KZAB-FM (formerly KFSB-FM) and KZBA-FM (formerly KFSG-FM). Additionally, we own a separate building in Los Angeles that we previously used as the office for our Los Angeles operations. We own the buildings housing our Puerto Rico offices and studios in Guaynabo, Puerto Rico and Mayaguez, Puerto Rico. We own the transmitter sites for five of our eleven stations in Puerto Rico and we own the transmitter site for KSAH-AM in Universal City, Texas. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry. We lease all of our other transmitter sites, with lease terms that expire between 2003 and 2035, assuming all renewal options are exercised. We lease the office and studio facilities for our stations in Chicago, Oakland and San Antonio and additional office space for our stations in New York and Puerto Rico.

      We have backup transmitter facilities for our New York station WSKQ-FM in midtown Manhattan on the Four Times Square Building. We also have backup transmitter sites for KLAX-FM in Los Angeles, WLEY-FM in Chicago, and in San Juan, Puerto Rico for the five stations covering the San Juan metropolitan area. All of these sites are leased with the exception of the site in Puerto Rico.

      These backup transmitter facilities are a large part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of a significant emergency. We are also implementing plans for backup studio locations and alternate program origination points to maintain operations in the event of a studio-site outage or emergency.

      The studio and transmitter sites of our stations are important to our overall operations. Management believes that our properties are in good condition and are suitable for our operations; however, we continually analyze the need to upgrade our properties. We own substantially all of the equipment used in our business.

See “Item 1. Business — Environmental Matters” and “Item 13. Certain Relationships and Related Transactions.”

Item 3.     Legal Proceedings

      From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.

      On November 28, 2001, a complaint was filed against SBS in the United States District Court for the Southern District of New York and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the “IPO”). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against SBS, eight underwriters and/or their successors-in-interest who led or otherwise participated in the IPO (collectively, the “Underwriters”), two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director (collectively, the “Individuals”). To date, the complaint, while served upon SBS, has not been served upon the Individuals, and no counsel has appeared for them.

      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving SBS, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. The issuer defendants in the consolidated case (“Issuer Defendants”) filed motions to dismiss the consolidated case. These motions to dismiss covered issues common among all Issuer Defendants in the consolidated cases. As a result of these motions, the Individuals were dismissed from one of the claims against them, specifically the Section 10b-5 claim.

      The Issuer Defendants are in the process of making multiple motions as a follow-up to the initial motion to dismiss. They drafted a motion for reconsideration to the Court, listing the reasons why various categories of Issuer Defendants should have been dismissed from certain claims. If the motion succeeds, SBS will be dismissed from one count in the complaint, specifically, the Section 10b-5 claim, and the Individuals will be dismissed from another count in the complaint, a Section 20(a) claim. The Issuer Defendants plan to file the motion for reconsideration in the near future. In addition to the motion for reconsideration, the Issuer Defendants will file individual second round motions concerning procedural defects that warrant dismissing certain defendants from the case. SBS believes that the grounds applicable to it will be set forth in the general motion to reconsider. With respect to discovery, at this point plaintiffs have chosen to focus on the underwriter defendants, and have not made any formal requests for the production of documents from the Issuer Defendants. We believe that we would have a valid claim against the Underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of this lawsuit.

      On June 14, 2001, an action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Julio Rumbaut against SBS, alleging that he was entitled to compensation for work performed for SBS and a commission for the pending purchase of a radio station by SBS. Mr. Rumbaut subsequently amended his theory of damages and claimed approximately $8.0 million in damages, plus attorneys’ fees and pre-judgment interest. On July 29, 2002, a final judgment was entered in favor of Mr. Rumbaut for a total of $1.5 million, but on August 29, 2002, the final judgment was amended to reflect an award of $1.2 million, consisting of compensation for executive services of $0.2 million and $1.0 million for the plaintiff’s contribution towards the pending purchase of a radio station. On October 11, 2002, we made a payment of $1.4 million into an escrow account for the final judgment and postjudgment interest, pending appeal. On October 23, 2002, the Court awarded Mr. Rumbaut prejudgment interest in the amount of $0.2 million. On January 10, 2003, the Court awarded Mr. Rumbaut $0.1 million in litigation costs and on January 21, 2003, awarded him $1.7 million for attorneys’ fees. On February 19, 2003, we made a payment of $2.0 million into an escrow account for the attorneys’ fees awarded and postjudgment interest. We have filed a notice of appeal and are considering additional legal options. After consulting with legal counsel, we believe that it is probable that the attorneys’ fees awarded will be reduced upon appeal and we estimate that we will pay $0.7 million of the $2.0 million in escrow. We have accrued for this judgment in the consolidated financial statements for the fiscal year ended December 29, 2002.

      On June 12, 2002, SBS filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications (“Clear Channel”) and Hispanic Broadcasting Corporation (“HBC”), and filed an amended complaint on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected SBS’s ability to raise capital, depressed SBS’s share price, impugned SBS’s reputation, made station acquisitions more difficult, and interfered with SBS’s business opportunities and contractual arrangements. In the amended complaint, SBS sought actual damages in excess of $500.0 million, which are to be trebled under anti-trust law.

      Both defendants moved to dismiss the amended complaint, and on January 31, 2003, the Court granted defendants’ motions for failure to adequately allege antitrust injury and dismissed our federal court claims with prejudice and dismissed our state court claims for lack of federal court jurisdiction in light of the dismissal of the federal court claims. SBS has filed a motion for reconsideration of that opinion and has asked for leave to file a proposed second amended complaint, which contains additional economic analysis and factual detail based on the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which seeks damages in an amount to be determined at trial. That motion has been fully briefed and is awaiting decision by the trial court.

See “Item 1. Business — Environmental Matters.”

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2002.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

      Our shares of Class A common stock were not registered under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, until October 27, 1999. Our Class A common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “SBSA.” Our shares of Class A common stock began trading on the Nasdaq National Market on October 28, 1999. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the Nasdaq Stock Market’s National Market.

	High	Low

Fiscal Year Ended September 30, 2001
First Quarter (09/25/00 — 12/31/00)	$12.81	$3.94
Second Quarter (01/01/01 — 03/25/01)	$7.62	$4.88
Third Quarter (03/26/01 — 06/24/01)	$7.38	$5.02
Fourth Quarter (06/25/01 — 09/30/01)	$10.30	$4.95

	High	Low

Three-month Transitional Period Ended December 30, 2001 (10/01/01 — 12/30/01)	$9.72	$6.41

	High	Low

Fiscal Year Ended December 29, 2002
First Quarter (12/31/01 — 03/31/02)	$14.30	$7.80
Second Quarter (04/01/02 — 06/30/02)	$17.34	$8.92
Third Quarter (07/01/02 — 09/29/02)	$11.07	$5.35
Fourth Quarter (09/30/02 — 12/29/02)	$9.37	$5.30

      As of March 17, 2003, there were approximately 63 beneficial holders of our Class A common stock, par value $.0001 per share. There is no established trading market for our Class B common stock, par value $.0001 per share. As of March 17, 2003, there were 7 record holders of our Class B common stock; this figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend Policy

      We have not declared or paid any cash or stock dividends on shares of our common stock since 1998. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant. Furthermore, the indentures governing our 9 5/8% senior subordinated notes due 2009 contain restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

      On February 8, 2002, we issued to the International Church of the FourSquare Gospel (“ICFG”) a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. We made this issuance as part of the consideration for the extension of the deadline for closing our purchase of radio station KXOL-FM under our asset purchase agreement with ICFG. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. We relied on Section 4(2)

of the Securities Act of 1933, as amended, to claim exemption from registration for this issuance, as a transaction not involving any public offering.

      On November 10, 2000, we issued an aggregate of 4,441,545 shares of our Class A common stock to New World Broadcasters Corp., the shareholders of Rodriguez Communications, Inc. (“RCI”), and to certain individuals as part of the purchase price for radio station KTCY–FM and all the outstanding capital stock of RCI (which owned and operated radio stations KXJO-FM (currently KPTI-FM), KFOX-FM (currently KZAB-FM), KREA-FM (currently KZBA-FM) and KSAH-AM). We relied on Section 4(2) of the Securities Act of 1933, as amended, to claim exemption from registration for this issuance, as a transaction not involving any public offering.

Equity Compensation Plan Information

      See “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information.”

Item 6.     Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except ratios, shares outstanding and per share data)

      The following table sets forth the historical financial information of our business. The selected historical consolidated financial information presented below under the caption “Statement of Operations Data” and “Balance Sheet Data,” as of and for each of the fiscal years in the four-year period ended September 30, 2001, the three-month transitional period ended December 30, 2001 and the fiscal year ended December 29, 2002 are derived from our historical consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants. Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of December 30, 2001 and December 29, 2002, and for each of the fiscal years in the two-year period ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal year ended December 29, 2002, the related notes and the independent auditors’ report included elsewhere in this report. For additional information see the financials section of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended				Three-Months	Fiscal Year
					Ended	Ended
	9/27/98	9/26/99	9/24/00	9/30/01	12/30/01	12/29/02

	(in thousands, except per share data)
Statement of Operations Data:
Gross revenue	$86,766	$110,532	$139,252	$148,415	$37,491	$159,548
Less: agency commissions	10,623	13,182	18,012	17,867	4,461	19,303

Net revenue	76,143	97,350	121,240	130,548	33,030	140,245
Station operating expenses(1)	39,520	44,619	56,081	80,722	20,320	81,280
Corporate expenses	6,893	10,636	20,730	10,515	2,387	13,546
Depreciation and amortization	8,877	9,906	13,120	17,671	4,530	3,005

Operating income from continuing operations	20,853	32,189	31,309	21,640	5,793	42,414
Interest expense, net(2)	(20,860)	(21,178)	(19,495)	(30,542)	(8,197)	(34,118)
Other income (expense), net	(213)	(749)	(302)	497	650	(720)
Gain on sale of AM stations	36,242	—	—	—	—	—

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	36,022	10,262	11,512	(8,405)	(1,754)	7,576
Income tax expense (benefit)	15,624	4,445	4,935	(3,210)	(633)	53,863

Income (loss) from continuing operations before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle	20,398	5,817	6,577	(5,195)	(1,121)	(46,287)
Discontinued operations, net of income taxes(3)	—	—	(32)	(497)	(106)	1,729
Extraordinary loss, net of income taxes(4)	(1,613)	—	(17,151)	(1,896)	—	—
Cumulative effect of a change in accounting principle, net of income taxes(5)	—	—	—	—	—	(45,288)

Net income (loss)	$18,785	$5,817	$(10,606)	$(7,588)	$(1,227)	$(89,846)

Dividends on preferred stock	(30,270)	(34,749)	(28,372)	—	—	—

Net loss applicable to common stock	$(11,485)	$(28,932)	$(38,978)	$(7,588)	$(1,227)	$(89,846)

Dividends per share on common stock	$0.11	$—	$—	$—	$—	$—

Loss per common share:
Basic and Diluted (before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle)	$(0.33)	$(0.86)	$(0.38)	$(0.08)	$(0.02)	$(0.72)
Basic and Diluted	(0.38)	(0.86)	(0.67)	(0.12)	(0.02)	(1.39)
Weighted average common shares outstanding(6):
Basic and Diluted	30,333	33,585	58,163	64,096	64,658	64,670

	Fiscal Year Ended				Three-Months	Fiscal Year
					Ended	Ended
	9/27/98	9/26/99	9/24/00	9/30/01	12/30/01	12/29/02

	(in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$37,642	$16,975	$59,559	$59,900	$51,640	$71,430
Total assets	351,034	365,681	634,691	700,178	687,078	635,284
Total debt (including current portion)	171,126	172,486	304,664	327,452	327,631	328,310
Preferred stock	201,368	235,918	—	—	—	—
Total stockholders’ (deficiency) equity	(46,193)	(75,122)	274,465	309,426	308,199	227,425
Other Financial Data:
Broadcast cash flow(7)	$36,623	$52,731	$65,159	$49,826	$12,710	$58,965
Broadcast cash flow margin(8)	48.1%	54.2%	53.7%	38.2%	38.5%	42.0%
EBITDA(9)	$29,730	$42,095	$44,429	$39,311	$10,323	$45,419
Capital expenditures	1,645	2,100	3,793	5,595	830	3,994
Net cash provided by (used in) operating activities	10,923	20,782	28,672	17,023	(7,377)	10,666
Net cash provided by (used in) investing activities	32,190	(38,384)	(205,050)	(35,181)	(837)	9,265
Net cash (used in) provided by financing activities	(17,758)	(3,065)	218,962	18,499	(46)	(141)

RECONCILIATION BETWEEN HISTORICAL GAAP RESULTS

AND NON-GAAP PRO-FORMA RESULTS

	Fiscal Year Ended				Three-Months	Fiscal Year
					Ended	Ended
	9/27/98	9/26/99	9/24/00	9/30/01	12/31/01	12/29/02

Net revenue (as reported)	$76,143	$97,350	$121,240	$130,548	$33,030	$140,245
Station operating expenses (1) (as reported)	39,520	44,619	56,081	80,722	20,320	81,280

Broadcast cash flow (7)	$36,623	$52,731	$65,159	$49,826	$12,710	$58,965

Corporate expenses (as reported)	6,893	10,636	20,730	10,515	2,387	13,546

EBITDA (9)	$29,730	$42,095	$44,429	$39,311	$10,323	$45,419

NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(1)	Station operating expenses include engineering, programming, selling and general and administrative expenses.
(2)	Interest expense, net includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
(3)	On August 23, 2002, the Company sold for $35 million KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment. The Company recognized a gain of approximately $1.8 million, net of closing costs and taxes. The Company determined that the sale of certain assets and the FCC license of KTCY-FM met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s assets as held for sale and its operations as discontinued operations. The results of operations in the current year and prior year periods of KTCY-FM have been classified as discontinued operations.
(4)	For the fiscal year ended September 27, 1998, we recorded an extraordinary loss of $1.6 million resulting from the repurchase of $13.2 million par value of our 12 1/2% senior unsecured notes due 2002, at a premium of approximately $2.2 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $0.5 million, net of the related tax benefit of approximately $1.1 million.
For the fiscal year ended September 24, 2000, we recorded an extraordinary loss of $17.2 million related to the early retirement of our 11% senior unsecured notes due 2004 and 12 1/2% senior unsecured notes due 2002, at a premium of approximately $23.1 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $5.5 million, net of the related tax benefit of approximately $11.4 million.
For the fiscal year ended September 30, 2001, we repaid $66.2 million of the outstanding indebtedness and accrued interest under our senior credit facility, which we then terminated. We recorded an extraordinary loss of approximately $1.9 million, net of the related tax benefit of approximately $1.2 million, which relates to the write-off of the related unamortized deferred financing costs.

(5)	As a result of adopting SFAS No. 142 in the fiscal year ended December 29, 2002, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million.
(6)	On September 29, 1999, we filed a third amended and restated certificate of incorporation which resulted in (1) the redesignation of our previously outstanding shares of Class A common stock into shares of Class B common stock, (2) a 50-to-1 stock split of our Class B common stock, and (3) a reduction in the par value of our Class A common stock and Class B common stock from $0.01 per share to $0.0001 per share. The financial information has been restated to reflect this redesignation, stock split and change in par value.
(7)	The term “broadcast cash flow” is defined as Generally Accepted Accounting Principles “GAAP” operating income from continuing operations plus depreciation, amortization and corporate expenses. Broadcast cash flow should not be considered in isolation from, or as a substitute for, net income or cash flow and other consolidated income or cash flow statement data or as a measure of our profitability or liquidity. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, it is widely used in the broadcasting industry as a measure of a broadcasting company’s operating performance. Broadcast cash flow may not be comparable to a similarly entitled item reported by other entities that do not define the term exactly as we define it. We believe that broadcast cash flow is a useful indicator to investors of the cash flow generated by the operations of our stations and permits investors to compare our performance with respect to station operations with those of other radio broadcast companies. We also believe that broadcast cash flow can be useful in analyzing acquisition opportunities.
(8)	Broadcast cash flow margin is defined as broadcast cash flow as a percentage of net revenue.
(9)	The term “EBITDA” is defined as GAAP operating income from continuing operations plus depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, EBITDA is also widely used in the broadcasting industry as a measure of a broadcasting company’s operating performance. EBITDA may not be comparable to a similarly entitled item reported by other entities that do not define the term exactly as we define it. We believe that EBITDA is a useful indicator to investors of our capacity to incur and service debt. Many debt instruments, including the indentures governing our 9 5/8% senior subordinated notes, contain covenants which use formulas based on EBITDA calculations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

      We commenced operations with the purchase of our first radio station, WXLX-AM (formerly WSKQ-AM) serving the New York metropolitan area, in 1983. Since 1983 we have purchased 28 stations in eight U.S. markets. Today, we are the largest Hispanic-controlled radio broadcasting company in the United States, and currently own and/or operate 27 radio stations in seven of the top-ten Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami, Chicago, San Francisco and San Antonio. Our radio stations are located in markets that reach approximately 49% of the U.S. Hispanic population.

      The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income from continuing operations excluding corporate expenses and depreciation and amortization. EBITDA consists of operating income from continuing operations excluding depreciation and amortization. Broadcast cash flow margin consists of broadcast cash flow divided by net revenue. Broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles. These measures are not intended to be substitutes for operating income (loss), cash flow from operating activities, net income (loss), or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA do not take into account our debt service requirements and/or any other commitments.

      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses, for purposes of the computation of broadcast cash flow and EBITDA, are compensation expenses, programming expenses, and advertising and promotional expenses. Our senior management strives to control these expenses as well as other expenses by working closely with local station management and others.

      On November 6, 2001, the Board of Directors approved a resolution to change our fiscal year end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year, effective beginning October 1, 2001. A three-month transitional period from October 1, 2001 through December 30, 2001 (the transitional period) precedes the start of the fiscal year ended December 29, 2002.

      We report our revenue and expenses on a broadcast month basis. “Broadcast month basis” means a four or five week period ending on the last Sunday of each calendar month. For fiscal years September 24, 2000, September 30, 2001 and December 29, 2002, we reported 52 weeks, 53 weeks, and 52 weeks of revenue and expenses, respectively. For the three-month ended December 31, 2000 and December 30, 2001, the Company reported 14 weeks and 13 weeks of revenues and expenses, respectively.

Fiscal Year Ended December 29, 2002 Compared to Fiscal Year Ended September 30, 2001

      Net Revenue. Net revenue was $140.2 million for the fiscal year ended December 29, 2002 compared to $130.5 million for the fiscal year ended September 30, 2001, an increase of $9.7 million or 7.4%. The increase was generated by the growth in revenue from our Los Angeles market, promotional events in various other markets and an increase in local revenue. The revenue growth was partially offset by a decrease in barter revenue related to the AOL Time Warner barter agreement that concluded in August 2002.

      Station Operating Expenses. Station operating expenses were $81.3 million for the fiscal year ended December 29, 2002 compared to $80.7 million for the fiscal year ended September 30, 2001, an increase of $0.6 million or 0.7%. The increase was primarily attributed to an increase in advertising and promotional expenditures in various markets, as well as, the increase in costs related to KXOL-FM which was operated for the entire twelve-months ended December 29, 2002 compared to five-months in the prior year period. In turn, these increases were offset by decreases in barter expenses due to the conclusion of the AOL Time Warner barter agreement in August 2002 and the allowance for doubtful accounts.

      Broadcast Cash Flow. Broadcast cash flow was $59.0 million for the fiscal year ended December 29, 2002 compared to $49.8 million for the fiscal year ended September 30, 2001, an increase of $9.2 million or 18.5%. Our broadcast cash flow margin increased to 42.1% for the fiscal year ended December 29, 2002 compared to 38.2% for the fiscal year ended September 30, 2001. The broadcast cash flow margin increased due to the increase in net revenue and the decreases in the allowance for doubtful accounts and the AOL Timer Warner barter expense. Additionally, the broadcast cash flow margin was positively impacted by the growth in net revenue from our Los Angeles market compared to the prior year period.

      Corporate Expenses. Corporate expenses were $13.5 million for the fiscal year ended December 29, 2002 compared to $10.5 million for the fiscal year ended September 30, 2001, an increase of $3.0 million or 28.6%. The increase in corporate expenses resulted mainly from an increase in legal expenses.

      EBITDA. EBITDA was $45.4 million for the fiscal year ended December 29, 2002 compared to $39.3 million for the fiscal year ended September 30, 2001, an increase of $6.1 million or 15.5%. The increase in EBITDA was attributed to the increase in broadcast cash flow, partially offset by the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $3.0 million for the fiscal year ended December 29, 2002 compared to $17.7 million for the fiscal year ended September 30, 2001, a decrease of $14.7 million or 83.1%. The decrease was related to the adoption of SFAS No. 142, which ceased the amortization of all our intangible assets and goodwill, effective December 31, 2001.

      Operating Income From Continuing Operations. Operating income from continuing operations was $42.4 million for the fiscal year ended December 29, 2002 compared to $21.6 million for the fiscal year ended September 30, 2001, an increase of $20.8 million or 96.3%. The increase in operating income from continuing operations was caused by an increase in EBITDA and a decrease in amortization expense due to the adoption of SFAS No. 142.

      Interest Expense, Net. Interest expense, net, was $34.1 million for the fiscal year ended December 29, 2002 compared to $30.5 million for the fiscal year ended September 30, 2001, an increase of $3.6 million or 11.8%. The increase in interest expense, net, was primarily due to interest expense incurred on the additional $100 million 9 5/8% senior subordinated notes that were issued in June 2001. In addition, interest expense, net, increased due to a decrease in interest income resulting from a general decline in interest rates on our cash balances.

      Other, Net. Other expense, net, was $0.7 million for the fiscal year ended December 29, 2002 due mainly to a legal judgment involving compensation for executive services, which was offset by an insurance recovery for a claim related to the New York facilities. Other income, net, was $0.5 million for the fiscal year ended September 30, 2001 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM and an insurance recovery claim related to an office building in Los Angeles.

      Income Taxes. Income tax expense was $53.9 million for the fiscal year ended December 29, 2002 compared to an income tax benefit of $3.2 million for the fiscal year ended September 30, 2001. Income tax expense for the fiscal year ended December 29, 2002 was primarily impacted by an overall increase of $49.7 million on our valuation allowance against deferred tax assets. As a result of adopting SFAS No. 142, amortization of indefinite-life intangible assets ceased and the Company could not be assured that the reversals of our deferred tax liabilities related to those indefinite-life intangible assets would occur within our net operating loss carry-forward period. The increase in the valuation allowance on our deferred tax assets was a non-cash charge. The remaining amount of income tax expense for the fiscal year ended December 29, 2002 is comprised of current and deferred federal, state and foreign taxes.

      Discontinued Operations, Net of Taxes. Income on discontinued operations, net of taxes, was $1.7 million for the fiscal year ended December 29, 2002 compared to a loss on discontinued operations, net of taxes of $0.5 million for the fiscal year ended September 30, 2001. The Company determined that the sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s operations as discontinued operations. KTCY-FM’s results from operations for the fiscal years ended December 29, 2002 and September 30, 2001 have been classified as discontinued operations. On August 23, 2002, the Company sold KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment and recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      Cumulative Effect of a Change in Accounting Principle, Net of Taxes. Cumulative effect of a change in accounting principle, net of taxes, was a non-cash transitional charge of $45.3 million for the fiscal year ended December 29, 2002. The Company adopted SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives, and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair value method. As a result of the adoption of this standard, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

      Net Loss. Net loss was $89.8 million for the fiscal year ended December 29, 2002 compared to $7.6 million for the fiscal year ended September 30, 2001. The net loss for the fiscal year ended December 29, 2002 was primarily due to the income tax expense and the cumulative effect of a change in accounting principle, net of income tax benefit, related to the adoption of SFAS No. 142.

Three-Month Transitional Period Ended December 30, 2001 Compared to Three-Month Ended December 31, 2000

      Net Revenue. Net revenues were $33.0 million for the three months ended December 30, 2001 compared to $36.2 million for the three months ended December 31, 2000, a decrease of $3.2 million or 8.8%.

Net revenues decreased primarily due to the overall weak advertising sector, the economic recession and the tragic events of September 11, 2001. The main revenue decrease was in local revenues, which caused same station net revenues to decline. Our most affected markets were New York, Miami and Puerto Rico where the local economies are significantly influenced by tourism.

      Station Operating Expenses. Station operating expenses were $20.3 million for the three months ended December 30, 2001 compared to $21.1 million for the three months ended December 31, 2000, a decrease of $0.8 million or 3.8%. The decrease in station operating expenses was primarily attributed to management’s efforts in (a) administering cost cutting approaches and improving economies of scale in our Puerto Rico market which experienced decreased facilities expenses and personnel compensation expenses and (b) improving collections processes in our Puerto Rico market which decreased the provision for bad debts. These decreases were partially offset by an increase in advertising and promotions expenditures in our key markets.

      Broadcast Cash Flow. Broadcast cash flow was $12.7 million for the three months ended December 30, 2001 compared to $15.1 million for the three months ended December 31, 2000, a decrease of $2.4 million or 15.9%. Our broadcast cash flow margin decreased to 38.5% for the three months ended December 30, 2001 compared to 41.7% for the three months ended December 31, 2000. Our broadcast cash flow margin decreased mainly due to lower same station net revenues. In addition, our broadcast cash flow margin decreased due to the negative margin contributed by our start-up station KXOL-FM operated under a time-brokerage agreement, serving the Los Angeles market.

      Corporate Expenses. Corporate expenses were $2.4 million for the three months ended December 30, 2001 compared to $2.5 million for the three months ended December 31, 2000, a decrease of $0.1 million or 4.0%. The decrease in corporate expenses resulted mainly from a decrease in corporate personnel compensation expenses.

      EBITDA. EBITDA was $10.3 million for the three months ended December 30, 2001 compared to $12.6 million for the three months ended December 31, 2000, a decrease of $2.3 million or 18.3%. The decrease in EBITDA was attributed to the decrease in broadcast cash flow.

      Depreciation and Amortization. Depreciation and amortization expense was $4.5 million for the three months ended December 30, 2001 compared to $4.3 million for the three months ended December 31, 2000, an increase of $0.2 million or 4.7%. The increase was related primarily to an increase in amortization costs resulting from stations acquired in November 2000.

      Operating Income from Continuing Operations. Operating income from continuing operations was $5.8 million for the three months ended December 30, 2001 compared to $8.3 million for the three months ended December 31, 2000, a decrease of $2.5 million or 30.1%. The decrease in operating income was caused by the decrease in EBITDA and an increase in depreciation and amortization expense.

      Interest Expense, Net. Interest expense was $8.2 million for the three months ended December 30, 2001 compared to $7.4 million for the three months ended December 31, 2000, an increase of $0.8 million or 10.8%. The increase in interest expense, net is mainly due to a decrease in interest income due to the decline in interest rates.

      Other, Net. We recorded $0.6 million of income during the three months ended December 30, 2001 due to insurance proceeds received related to the loss of equipment at the World Trade Center Towers caused by the terrorist attacks. We recorded $0.2 million of income for the three months ended December 31, 2000 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM serving the Los Angeles market.

      Income Taxes. Income tax benefit was $0.6 million for the three months ended December 30, 2001 compared to income tax expense of $0.5 million for the three months ended December 31, 2000. There was no material change in our effective tax rates during these periods.

      Discontinued Operations, Net of Taxes. Loss on discontinued operations, net of taxes, was $0.1 million for the three months ended December 30, 2001 and minimal for the three months ended December 31, 2000.

The Company determined that the sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s operations as discontinued operations. KTCY-FM’s results from operations for the three months ended December 30, 2001 and December 31, 2000 have been classified as discontinued operations.

      Net (Loss) Income. Net loss was $1.2 million for the three months ended December 30, 2001 compared to net income of $0.6 million for the three months ended December 31, 2000. The net loss was caused by the decrease in operating income and an increase in interest expense, net.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 24, 2000

      Net Revenue. Net revenue was $130.5 million for fiscal year 2001, compared to $121.2 million for fiscal year 2000, an increase of $9.3 million or 7.7%. Most of the increase was generated by the inclusion of the operating results of the stations acquired during calendar year 2000 in Puerto Rico, San Antonio, San Francisco and Los Angeles, as well as the AOL Time Warner barter agreement. The increase was partially offset by a decline in same station net revenue, generally related to weak demand in the advertising sector mostly affecting our stations in New York and Los Angeles.

      Station Operating Expenses. Total station operating expenses were $80.7 million for fiscal year 2001 compared to $56.0 million for fiscal year 2000, an increase of $24.7 million or 44.1%. The increase was primarily attributed to the inclusion of the operating results of the stations acquired during calendar year 2000, as well as the barter expense related to the AOL Time Warner barter agreement. Operating expenses also increased due to advertising expenditures related to the introduction of our new full-power FM station in Los Angeles, KXOL-FM, which we have programmed under a time brokerage agreement since April 30, 2001. In addition, higher compensation expenses related to improvements in our programming department, the hiring of additional programming personnel, and higher marketing and promotions costs in our key markets increased operating expenses.

      Broadcast Cash Flow. Broadcast cash flow was $49.8 million for fiscal year 2001 compared to $65.2 million for fiscal year 2000, a decrease of $15.4 million or 23.6%. Our broadcast cash flow margin decreased to 38.2% for fiscal year 2001 compared to 53.8% for fiscal year 2000. Our broadcast cash flow margin decreased mainly due to lower margins contributed by newly acquired stations and the AOL Time Warner barter agreement. In addition, our broadcast cash flow margin decreased due to lower same station net revenue.

      Corporate Expenses. Total corporate expenses were $10.5 million for fiscal year 2001, compared to $20.7 million for fiscal year 2000, a decrease of $10.2 million or 49.3%. The decrease in corporate expenses resulted mainly from the absence in fiscal year 2001 of a non-recurring severance payment, which was recorded in the first quarter of fiscal year 2000.

      EBITDA. EBITDA was $39.3 million for fiscal year 2001 compared to $44.4 million for fiscal year 2000, a decrease of $5.1 million or 11.5%. The decrease in EBITDA was attributed to decreased broadcast cash flow, offset by decreased corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $17.7 million for fiscal year 2001, compared to $13.1 million for fiscal year 2000, an increase of $4.6 million or 35.1%. The increase was related primarily to an increase in amortization costs resulting from the stations acquired during calendar year 2000.

      Operating Income from Continuing Operations. Operating income from continuing operations was $21.6 million for fiscal year 2001 compared to $31.3 million for fiscal year 2000, a decrease of $9.7 million or 31.0%. The decrease in operating income was caused by a decrease in EBITDA and an increase in depreciation and amortization expense.

      Interest Expense, Net. Interest expense, net was $30.5 million for fiscal year 2001 compared to $19.5 million for fiscal year 2000, an increase of $11.0 million or 56.4%. This increase was due primarily to interest expense incurred on our senior credit facility, which was entered into in July 2000 and repaid and extinguished in June 2001, and the $100 million of 9 5/8% senior subordinated notes due 2009 that were issued in June 2001.

      Other, Net. Other income was $0.5 million for fiscal year 2001 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM and an insurance recovery claim related to an office building in Los Angeles. We had other expenses of $0.3 million for fiscal year 2000, which resulted primarily from the write-off of financing costs.

      Income Taxes. Income tax benefit was $3.2 million for the fiscal year ended September 30, 2001 compared to income tax expense of $4.9 million for the fiscal year ended September 24, 2000. The Company recorded income taxes based on its estimated effective tax rate for the fiscal years, respectively.

      Discontinued Operations, Net of Taxes. Loss on discontinued operations, net of taxes, was $0.5 million for the fiscal year ended September 30, 2001 and minimal for the fiscal year ended September 24, 2000. The Company determined that the sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s operations as discontinued operations. KTCY-FM’s results from operations for the fiscal years ended September 30, 2001 and September 24, 2000 have been classified as discontinued operations.

      Extraordinary Loss, Net of Taxes. During fiscal year 2001, we incurred an extraordinary loss of $1.9 million, net of an income tax benefit of $1.2 million, which was related to the write-off of unamortized debt issuance costs due to the early extinguishment of our senior credit facility in June 2001. During fiscal year 2000, we incurred an extraordinary loss of $17.2 million, net of an income tax benefit of $11.4 million, which was related to the early extinguishment of our 11% senior unsecured notes due 2004 and 12 1/2% senior unsecured notes due 2002 for an amount in excess of the carrying value of the notes and the write-off of the related unamortized debt issuance costs.

      Net Loss. Net loss was $7.6 million for fiscal year 2001 compared to a net loss of $10.6 million for fiscal year 2000. The net loss for fiscal year 2001 was caused by the decrease in extraordinary losses, partially offset by a decrease in operating income and increase in interest expense, net.

Liquidity and Capital Resources

      Our primary source of liquidity is cash on hand and cash provided by operations. Our ability to raise funds by increasing our indebtedness is limited by the terms of the indentures governing our senior subordinated notes. Additionally, the indentures place restrictions with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

      Net cash flows provided by operating activities were $28.7 million, $17.0 million and $10.7 million for the fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002 and net cash flows used in operating activities were $7.4 million for the three month transitional period ended December 30, 2001, respectively. Changes in our net cash flows from operating activities were primarily a result of changes in working capital balances.

      Net cash flows used in investing activities were $205.1 million, $35.2 million and $0.8 million for the fiscal years ended September 24, 2000 and September 30, 2001, and for the three-month transitional period ended December 30, 2001, respectively. Net cash flows provided by investing activities were $9.3 million for the fiscal year ended December 29, 2002. Changes in our net cash flows from investing activities were primarily a result of the proceeds from the sale of radio station KTCY-FM during the fiscal year ended December 29, 2002, offset by deposits made for KXOL-FM, as compared to the fiscal year ended September 30, 2001.

      Net cash flows provided by financing activities were $219.0 million and $18.5 million for the fiscal years ended September 24, 2000 and September 30, 2001, respectively. Net cash flows used in financing activities were minimal and $0.1 million for the three-month transitional period ended December 30, 2001 and the fiscal year ended December 29, 2002, respectively. Our net cash flows from financing activities during the fiscal year ended September 30, 2001 were primarily a result of our Rule 144A offering of $100 million of 9 5/8% senior subordinated notes due 2009 and our repayment of the outstanding indebtedness under our senior credit facility which we then terminated.

      Total capital expenditures were $3.8 million, $5.6 million and $4.0 million for the fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002 and $0.8 million for the three-month transitional period ended December 30, 2001, respectively. These expenditures were financed by funds from operations.

      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required cash interest payments pursuant to the terms of the senior subordinated notes due 2009 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the economic conditions within the radio broadcasting industry and economic conditions in general will not further deteriorate in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities.

      We continuously review opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business.

      On December 31, 2002, we entered into an asset purchase agreement (the “Chicago Asset Purchase Agreement”) with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. The Chicago Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions. We intend to fund the acquisition of these radio stations from cash on hand. Although we intend to complete this transaction in the second quarter of fiscal year 2003, there can be no assurance that the acquisition of these radio stations will be completed.

      On December 31, 2002, we also entered into a time brokerage agreement (the “Chicago Time Brokerage Agreement”) with Big City Radio-Chi, LLC pursuant to which we have been broadcasting our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM since January 6, 2003. The Chicago Time Brokerage Agreement will terminate upon the earlier to occur of (i) the termination of the Chicago Asset Purchase Agreement or (ii) the closing of the purchase of the assets of these radio stations.

      On November 2, 2000, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with the International Church of the FourSquare Gospel (“ICFG”) to acquire the assets of radio station KXOL-FM, serving Los Angeles, California, at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the “TBA”) and ICFG was permitted to broadcast its programming over radio stations KFSG-FM (currently KZAB-FM) and KFSB-FM (currently KZBA-FM) (the “93.5 TBA”). In connection with the Addendum to the Asset Purchase Agreement and the TBA, we made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

      On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the “Second Amendment”). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the “KXOL Closing”) to December 31, 2003. The KXOL Closing is subject to acceleration if we sell all of five specified stations (including KTCY-FM which was sold on August 23, 2002), during the term of the TBA. Pursuant to the Second Amendment, we made additional non-refundable deposits of $15.0 million, $5.0 million and $15.0 million on March 12, 2002, September 27, 2002 and March 12, 2003, respectively. All payments are non-refundable (except in the case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing. In accordance with the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement.

      Pursuant to the Second Amendment, on February 8, 2002, we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Under the Second Amendment, we must also grant to ICFG additional warrants if ICFG ceases to broadcast its programming under the 93.5 TBA. On February 28, 2003, ICFG ceased to broadcast its programming under the 93.5 TBA. Therefore, on March 31, 2003, and on the last day of each calendar month thereafter, we will issue to ICFG warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such respective month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. The fair market value of these warrants, as calculated under the Black-Scholes option pricing model, will be recorded as a programming expense.

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

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following accounting policies require significant management judgments, assumptions and estimates.

Accounting for Intangible Assets

      Our most important operating assets are our intangible assets, principally consisting of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our operations and financial condition. The Company has concluded that its FCC licenses qualify as indefinite-life intangible assets under SFAS No. 142. The Company at least annually assesses the recoverability of the carrying amount of intangible assets, including goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These annual assessments are based on a discounted cash flow model incorporating various market assumptions and types of signals, and assume the FCC licenses are acquired and operated by a third-party. As a result of adopting SFAS No. 142 in the fiscal year ended December 29, 2002, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there is no impairment of goodwill.

Accounting for Income Taxes

      The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for book and tax accounting. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheet. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting SFAS 142 on December 31, 2001, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, the Company could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within the Company’s net operating loss carry-forward period. Therefore, on the date of adoption, the Company recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance for the full amount of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between book and tax accounting. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

Valuation of Accounts Receivable

      We review accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers and the overall credit worthiness of our customers. For the years ended September 24, 2000, September 30, 2001 and December 29, 2002, we incurred bad debt expense (recovery) of $4.1 million, $4.6 million and $(1.5) million, respectively. For the three-month transitional period ended December 30, 2001 we incurred bad debt expense of $1.7 million. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

Revenue Recognition

      We recognize broadcasting revenue as advertisements are aired on our radio stations, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, a fixed and determinable price, and reasonable assurance of collection. Agency commissions are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as unearned revenue.

Contingencies and Litigations

      We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Cumulative Effect of Accounting Change

      In July 2001, the Financial Accounting Standards Board (FASB) issued (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

      The Company adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-life intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AMFM Operating, Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company’s FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e., going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions and types of signals, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a noncash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

      Additionally, since amortization of its indefinite-life intangible assets ceased for financial statement purposes under SFAS No. 142, the Company could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within the Company’s net operating loss carry-forward period. Therefore, on December 31, 2001, the Company recognized a noncash charge totaling $55.4 million to income tax expense to establish a valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.

      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $10.7 million, $15.6 and $4.0 million for the fiscal years ended September 24, 2000, September 30, 2001 and the three-month transitional period ended December 30, 2001, respectively. The following table presents adjusted financial results for the fiscal years ended September 24, 2000 and September 30, 2001, and for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002, respectively, on a basis consistent with the new accounting principle.

	Fiscal Year	Fiscal Year	Three-Month	Fiscal Year
	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

Reported net loss applicable to common stockholders:	$(38,978)	(7,588)	(1,227)	(89,846)
Add back: cumulative effect of accounting principle, net of tax(1)	—	—	—	45,288
Add back: income tax valuation allowance (2)	—	—	—	55,358
Add back: amortization of goodwill and intangible assets (3)	10,659	15,635	3,983	—
Income tax expense adjustment (3)	(9,248)	(11,369)	(5,702)	—

Adjusted (loss) net income	$(37,567)	(3,322)	(2,946)	10,800

Basic and diluted (loss) income per share:
Reported net loss per share:	$(0.67)	(0.12)	(0.02)	(1.39)
Cumulative effect per share of a change in accounting principle, net of tax (1)	—	—	—	0.70
Income tax valuation allowance per share (2)	—	—	—	0.86
Amortization of goodwill and intangible assets per share (3)	0.18	0.24	0.06	—
Income tax adjustment per share (3)	(0.16)	(0.17)	(0.09)	—

Adjusted net (loss) income per share	$(0.65)	(0.05)	(0.05)	0.17

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a noncash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.
(2)	As a result of adopting SFAS No. 142 on December 31, 2001, the Company incurred a noncash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.
(3)	The adjusted financial results for the fiscal years ended September 24, 2000 and September 30, 2001 and the three-month transitional period ended December 30, 2001 add back noncash goodwill and intangible assets amortization of $10.7 million, $15.6 million and $4.0 million, respectively, and reflect adjusted income tax expense assuming that SFAS No. 142 was effective as of September 26, 1999.

      The Company performed an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of fiscal year 2003 and determined that there was no impairment of intangible assets and goodwill.

New Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends FASB No. 13, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require that the Company’s extraordinary loss recognized on the extinguishments of debt in 2000 and 2001 be reclassified to income or loss from continuing operations in its consolidated financial statements for the year-end December 31, 2003.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The expanded disclosure requirements are required for financial statements ending after December 15, 2002, while the liability recognition provisions are applicable to certain guaranteed obligations modified or issued after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. The Company does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company is evaluating the impact of adopting FIN 46.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on the results of operations for each of our fiscal years in the two-year period ended September 30, 2001, the three-month transitional period ended December 30, 2001 and the fiscal year ended December 29, 2002. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

      We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. As of December 29, 2002, we do not have any variable rate debt or derivative financial or commodity instruments.

Item 8.	Financial Statements and Supplementary Data

      The information called for by this Item 8 is included in Item 15, under “Financial Statements” and “Financial Statement Schedule” appearing at the end of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements between us and our accountants on accounting or financial disclosure during our two most recent fiscal years or any subsequent interim period.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of the directors, executive officers and certain key employees of SBS as of December 29, 2002. Each of our directors and officers serves until his successor is elected and qualifies.

Name	Age	Position with SBS

Raúl Alarcón, Jr.	46	Chairman of the Board of Directors,
		Chief Executive Officer and President
Joseph A. García	57	Chief Financial Officer, Executive Vice
		President and Secretary
Pablo Raúl Alarcón, Sr	77	Chairman Emeritus and Director
José Grimalt	75	Secretary Emeritus and Director
Jason L. Shrinsky	65	Director
Castor Fernandez	60	Director
Carl Parmer	44	Director
William B. Tanner	58	Executive Vice President of Programming

      Raúl Alarcón, Jr. has been President and a director since October 1985 and Chief Executive Officer since June 1994. On November 2, 1999, Mr. Alarcón, Jr. became Chairman of the Board of Directors and continues as our Chief Executive Officer and President. Mr. Alarcón, Jr. is one of the original members of our senior management team and has been one of our key executives since our founding in 1983. Mr. Alarcón, Jr. is responsible for our long-range strategic planning, operational matters and is instrumental in the acquisition and related financing of each of our radio stations. Mr. Alarcón, Jr. is the son of Mr. Alarcón, Sr. and the son-in-law of Mr. Grimalt.

      Joseph A. García has been Chief Financial Officer since 1984, Executive Vice President since 1996 and Secretary since November 2, 1999. Mr. García is responsible for the financial affairs of SBS, day-to-day operational matters and investor relations, and he has been instrumental in the acquisition of our radio stations. Before joining SBS in 1984, Mr. García spent thirteen years in international financial planning positions with Philip Morris Companies, Inc. and Revlon, Inc., where he was Manager of Financial Planning for Revlon — Latin America.

      Pablo Raúl Alarcón, Sr. was our Chairman of the Board of Directors from March 1983 until November 2, 1999, when he became Chairman Emeritus. Mr. Alarcón, Sr. continues to be a member of our Board of Directors. Mr. Alarcón, Sr. has been involved in Spanish-language radio broadcasting since the early 1950’s when he established his first radio station in Camagüey, Cuba. Upon his arrival in the United States, Mr. Alarcón, Sr. continued his career in radio broadcasting and was an on-air personality for a New York radio station before being promoted to programming director. Mr. Alarcón, Sr. subsequently owned and operated a recording studio and an advertising agency before purchasing our first radio station in 1983. Mr. Alarcón, Sr. is Raúl Alarcón, Jr.’s father.

      José Grimalt has been a member of our Board of Directors since 1986 and was our Secretary from 1986 until November 2, 1999, when he became Secretary Emeritus. From 1969 to 1986, Mr. Grimalt owned and operated Spanish-language radio station WLVH-FM in Hartford, Connecticut. Mr. Grimalt is Mr. Alarcón, Jr.’s father-in-law.

      Jason L. Shrinsky became one of our directors on November 2, 1999. Mr. Shrinsky is a partner of the law firm of Kaye Scholer LLP, where he has been a partner since 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye Scholer LLP has served as our legal counsel for more than 18 years.

      Castor Fernandez became one of our directors on August 9, 2001. Mr. Fernandez has over forty years of experience in advertising. In 1968 Mr. Fernandez founded Castor Advertising Florida Corp., which was the oldest Hispanic-owned advertising agency in the country, until its dissolution on December 31, 2001. Mr. Fernandez is also a founder and director of First BankAmericano, a minority-owned bank.

      Carl Parmer became one of our directors on August 9, 2001. Mr. Parmer has an extensive background in the ownership and management of radio and television companies throughout the United States. Mr. Parmer was the President and co-Chief Executive Officer of Heftel Broadcasting Corporation (predecessor of Hispanic Broadcasting Corporation) from 1991 to 1996. Mr. Parmer has been President and CEO of Broadcasting Management, Inc. since 1996. Mr. Parmer began his career in broadcasting in 1991 after several years of experience on Wall Street, including a position as Vice President and shareholder of Kidder Peabody & Co., Inc.

      William B. Tanner has served as our Executive Vice President of Programming since August 31, 2000. Prior to joining us, Mr. Tanner was the Vice President of Programming at Hispanic Broadcasting Corporation for six years. Mr. Tanner began his career in the radio broadcasting industry as an on-air personality and radio programmer.

See “Item 13. Certain Relationships and Related Transactions.”

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission (the “SEC”). Reporting Persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

      Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 29, 2002, all the Reporting Persons complied with all applicable filing requirements. We believe that with respect to the three-month transitional period ended December 30, 2001, all the Reporting Persons complied with all applicable filing requirements, except that one report covering one transaction by Castor Fernandez was filed late. In addition, we believe that two reports covering two separate transactions by William B. Tanner in fiscal year 2001 were filed late.

Item 11.	Executive Compensation

      The following table sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries, in all capacities during the fiscal years ended December 29, 2002, September 30, 2001 and September 24, 2000, by our Chief Executive Officer and President and our next highest paid executive officers as of December 29, 2002, whose total annual salary and bonus exceeded $100,000.

Summary Compensation Table

									Long Term
									Compensation
									Awards
	Annual Compensation
									Securities
							Other Annual		Underlying
Name	Principal Position	Year	Salary ($)		Bonus ($)		Compensation ($)		Options/SARs(#)

Raúl Alarcón, Jr.	Chief Executive	2002	$1,226,888		$790,629		$101,008	(a)	100,000
	Officer,	2001	1,000,000		792,864		155,531	(a)	100,000
	President and	2000	1,000,000		1,000,000		201,829	(a)	100,000
	Chairman
	of the Board of
	Directors

Joseph A. García	Executive Vice	2002	$423,077	(b)	$200,000		—	(c)	150,000
	President, Chief	2001	379,615		100,000	(d)	—	(c)	100,000
	Financial Officer	2000	300,000		150,000		—	(c)	250,000
	and Secretary

William B. Tanner	Executive Vice	2002	$563,582		$192,000		$154,742	(e)	15,000
	President of	2001	530,058		18,000		156,572	(e)	15,000
	Programming	2000	—		—		—		218,552

(a)	Mr. Alarcón, Jr. received personal benefits in addition to his salary and bonus, including the use of automobiles. We paid an aggregate of $98,388, $123,611 and $85,329 in fiscal years 2002, 2001 and 2000, respectively, for automobiles used by Mr. Alarcón, Jr., including driver’s salary. The amount noted in the table for fiscal year 2000 includes $116,500 paid by SBS for living quarters for Mr. Alarcón, Jr. and his family in Key Biscayne, Florida pending completion of the construction of their residential home in Miami, Florida. As a result of Mr. Alarcón, Jr.’s relocation to his newly constructed home, our last rent payment for his apartment in Key Biscayne was made on November 30, 2000. The amounts noted in the table exclude payments made by us in connection with our lease of an apartment in New York City owned by Mr. Alarcón, Jr., which was terminated in September 2002. Mr. Alarcón, Jr. and others used the apartment while in New York on SBS business.
(b)	Includes $23,077 paid to Mr. García for unused vacation time from prior years.
(c)	Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.
(d)	Reflects bonus earned for performance in fiscal year 2001 which Mr. García received in January 2002.
(e)	In November 2001 and December 2002, we made payments of $154,742 to William Tanner pursuant to a side letter agreement to Mr. Tanner’s employment agreement which required us to make a payment to Mr. Tanner if the price of our Class A common stock had not reached specified levels by August 30, 2001 and August 30, 2002. Such amounts were accrued in our consolidated financial statements in the fiscal years ended December 29, 2002 and September 30, 2001.

      The following table sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries, in all capacities during the three-month transitional period ended December 30, 2001, by our Chief Executive Officer and President and our next highest paid executive officers as of December 29, 2002, whose total annual salary and bonus exceeded $100,000.

						Long Term
						Compensation
						Awards
	Transitional Period Compensation
						Securities
				Other Annual		Underlying
Name	Principal Position	Salary ($)	Bonus ($)	Compensation ($)		Options/SARs(#)

Raúl Alarcón, Jr.	Chief Executive Officer,	$306,722	$—	$32,382	(a)	100,000
	President and Chairman of the Board of Directors

Joseph A. García	Executive Vice	$100,000	$—	—	(b)	—
	President, Chief Financial Officer and Secretary

William B. Tanner	Executive Vice President of Programming	$148,625	$38,500	—	(b)	—

(a)	Mr. Alarcón, Jr. received personal benefits in addition to his salary and bonus, including the use of automobiles. We paid an aggregate of $31,827 during the three-month transitional period ended December 30, 2001, for automobiles used by Mr. Alarcón, Jr., including driver’s salary. The amount noted in the table excludes payments made by us in connection with our lease of an apartment in New York City owned by Mr. Alarcón, Jr., which was terminated in September 2002. Mr. Alarcón, Jr. and others used the apartment while in New York on SBS business.
(b)	Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $12,500 or 10% of the total of salary and bonus for the transitional period.

Stock Options

      The following table sets forth information concerning the grant of stock options to each of the named executive officers in the fiscal year ended December 29, 2002.

Option/SAR Grants in Last Fiscal Year

	Individual Grants

		Percent of			Potential Realizable Value
		Total			at Assumed Annual Rates
	Number of	Options/SARs			of Stock Price
	Securities	Granted to			Appreciation for Option
	Underlying	Employees in	Exercise or		Term
	Options/SARs	Fiscal Year	Base Price
Name	Granted(#)(a)	2002	($/Sh)	Expiration Date	5%($)	10%($)

Raúl Alarcón, Jr	100,000 (b)	32.0%	$6.13	10/27/12	$385,512	$976,964
Joseph A. García	150,000 (c)	48.0	$9.10	1/16/12	858,441	2,175,458
William B. Tanner	15,000 (d)	4.8	$7.07	8/31/07	29,300	64,745

(a)	Each option was granted under our 1999 Stock Option Plan. The options that are not otherwise exercisable prior to a change in control of SBS will become exercisable on the date of a change in control of SBS and will remain exercisable for the remainder of the term of the option, as discussed in our 1999 Stock Option Plan.
(b)	Raúl Alarcón, Jr.’s option vested and became exercisable immediately upon the granting of such option on October 27, 2002.
(c)	Twenty percent of Joseph A. García’s option vested immediately on January 16, 2002, the date of grant, and the rest vests ratably over a four year period.
(d)	William B. Tanner’s option vested and became exercisable immediately upon the granting of such option on August 31, 2002.

      The following table sets forth information concerning the grant of stock options to each of the named executive officers in the three-month transitional period ended December 30, 2001.

Option/SAR Grants in Three-Month Transitional Period

Individual Grants

		Percent of			Potential Realizable Value
		Total			at Assumed Annual Rates
	Number of	Options/SARs			of Stock Price
	Securities	Granted to			Appreciation for Option
	Underlying	Employees in	Exercise or		Term
	Options/SARs	Three-Month	Base Price
Name	Granted(#)	Period	($/Sh)	Expiration Date	5%($)	10%($)

Raúl Alarcón, Jr	100,000 (a)	40.82%	$7.77	10/27/11	488,651	$1,238,338
Joseph A. García	—	—	—	—	—	—
William B. Tanner	—	—	—	—	—	—

(a)	Raúl Alarcón, Jr.’s option vested and became exercisable immediately upon the granting of such option on October 27, 2001.

      The following table sets forth certain information regarding stock options exercised by the named executive officers during fiscal year 2002, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and nonexercisable stock options as of December 29, 2002. Also reported are the values of “in the money” options which represent the positive spread between the exercise price of any existing stock options and the Class A common stock price as of December 29, 2002.

Aggregated Option/SAR Exercises in Last Fiscal

Year and Fiscal Year End Options/SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-
			Options/SARs at Fiscal		the-Money Options at
	Shares	Value	Year End(#)		Fiscal Year End($)
	Acquired	Realized
Name	on Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Raúl Alarcón, Jr	—	—	400,000	—	$112,000	—
Joseph A. García	—	—	290,000	210,000	$146,220	$97,480
William B. Tanner	—	—	248,552	—	$2,700	—

      The following table sets forth certain information regarding stock options exercised by the named executive officers during the three-month transitional period ended December 30, 2001, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and nonexercisable stock options as of December 30, 2001. Also reported are the values of “in the money” options which represent the positive spread between the exercise price of any existing stock options and the Class A common stock price as of December 30, 2001.

Aggregated Option/SAR Exercises in Three-Month Transitional Period

and Three-Month Transitional Period Options/SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-
			Options/SARs at End of		the-Money Options at End
			Three-Month Transitional		of Three-Month
	Shares	Value	Period(#)		Transitional Period($)
	Acquired	Realized
Name	on Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Raúl Alarcón, Jr	—	—	300,000	—	$214,130	—
Joseph A. García	—	—	190,000	160,000	$195,080	$292,620
William B. Tanner	—	—	160,701	72,851	—	—

Director Compensation

      All directors are reimbursed for their out-of-pocket expenses incurred in connection with their services as directors. Directors who are officers do not receive compensation for serving on our Board of Directors. Our non-employee directors are eligible to receive options under our Non-Employee Director Stock Option Plan.

      In connection with his election to the Board of Directors on November 2, 1999, we granted Jason L. Shrinsky an option to purchase 50,000 shares of Class A common stock, with an exercise price of $20.00 per share, of which options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares vest ratably over four years. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye Scholer LLP. See “Stock Plans — Non-Employee Director Stock Option Plan.”

      Effective as of October 29, 2001, in connection with the election of Castor Fernandez and Carl Parmer to our Board of Directors on August 9, 2001, we granted each of Messrs. Fernandez and Parmer options to purchase 50,000 shares of Class A common stock, with an exercise price of $7.50 per share, of which options to purchase 10,000 shares vested on October 29, 2001 and the remaining options to purchase 40,000 shares vest ratably over four years.

      During the fiscal year ended December 29, 2002, Pablo Raúl Alarcón, Sr., José Grimalt, Castor Fernandez and Carl Parmer each received a payment in the amount of $20,000 in directors’ fees. Mr. Shrinsky declined to accept such fee. We also paid for the use of automobiles by Mr. Alarcón, Sr. in the amount of $32,971.

Employment Agreements and Arrangements

     Raúl Alarcón, Jr.

      We have an employment agreement with Raúl Alarcón, Jr. dated as of October 25, 1999, pursuant to which Mr. Alarcón, Jr. serves as our Chairman of the Board of Directors, Chief Executive Officer and President. The agreement became effective on October 27, 1999, expires on December 31, 2004 and renews for successive one-year periods after December 31, 2004. The agreement provides for a base salary of not less than $1.0 million for each year of the employment term, which may be increased by the Board of Directors. Under the terms of the agreement, Mr. Alarcón, Jr. will be paid an annual cash performance bonus determined by the Board of Directors based on annual same station broadcast cash flow growth. Mr. Alarcón, Jr. has the right to receive options to purchase 100,000 shares of Class A common stock each year of the employment term at an exercise price equal to the fair market value of our Class A common stock on the respective grant date. Mr. Alarcón, Jr. is also entitled to participate in our employee benefit plans and to receive other non-salary benefits, such as health insurance, life insurance, reimbursement for business related expenses and reimbursement for personal tax and accounting expenses. The agreement provides that Mr. Alarcón, Jr.’s employment may be terminated at the election of the Board of Directors upon his disability or for cause (as defined in the agreement). Pursuant to the agreement, Mr. Alarcón, Jr. is entitled to the use of one automobile and driver at our expense.

     Joseph A. García

      We have an employment agreement with Joseph A. García dated as of December 7, 2000, pursuant to which Mr. García serves as our Chief Financial Officer, Executive Vice President and Secretary. The agreement became effective on December 7, 2000 and expires on December 7, 2005. Mr. García receives an annual base salary of $400,000. In addition, Mr. García is entitled to receive an annual cash bonus to be determined by the Board of Directors, based on performance and operating targets achieved. Mr. García received an option to purchase 100,000 shares of Class A common stock, with 20% vesting immediately and the rest vesting ratably over a four-year period at an exercise price of $4.81 per share, for past performance. Mr. García is entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses. Prior to December 7, 2000, we had an employment agreement with Joseph A. García dated as of October 25, 1999 (the “1999 Employment Agreement”), which was superceded by the current agreement. Under the 1999 Employment

Agreement, Mr. García received an option to purchase 250,000 shares of Class A common stock, with 20% vesting immediately and the rest vesting ratably over a four-year period at an exercise price of $20.00 per share.

     William B. Tanner

      We have an employment agreement with William B. Tanner dated as of August 31, 2000, pursuant to which Mr. Tanner serves as our Executive Vice President of Programming. The term of the agreement is from August 31, 2000 to August 31, 2005. The agreement provides for an annual base salary of $475,000, with an annual 10% increase over the prior year’s base salary. Mr. Tanner is entitled to receive quarterly bonuses based on SBS radio stations achieving certain Arbitron® ratings. Under the terms of the agreement, Mr. Tanner received (1) an option to purchase 218,552 shares of Class A common stock, with 33% vesting immediately and the rest vesting ratably over a two-year period, and (2) options to purchase an aggregate of 75,000 shares of Class A common stock to be granted ratably over a five-year period, at an exercise price equal to the closing price of our Class A common stock on the immediately preceding business day of each respective grant date. Mr. Tanner is also entitled to receive standard employee benefits provided to all of our similarly situated executives, such as health, life and long-term disability insurance and reimbursement of business related expenses. He is also entitled to payment of power and telephone bills for a Los Angeles residence and a monthly automobile allowance.

Stock Plans

     1999 Stock Option Plan

      We adopted an option plan to incentivize our present and future executive, managerial and other employees through equity ownership. The option plan provides for the granting of stock options to individuals selected by the Compensation Committee of the Board of Directors (or a subcommittee of the Compensation Committee or by the Board of Directors if such committees are not appointed). An aggregate of 3,000,000 shares of Class A common stock have been reserved for issuance under this option plan. The option plan allows us to tailor incentive compensation for the retention of personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. During the fiscal year ended December 29, 2002, options to purchase 312,500 shares of Class A common stock were granted under this plan at exercise prices ranging from $5.71 to $15.48 per share.

      The Compensation Committee has discretion to select the participants, to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the option plan. The option plan terminates ten years after September 27, 1999, the date that it was approved and adopted by the stockholders of SBS. Generally, a participant’s rights and interest under the option plan are not transferable except by will or by the laws of descent and distribution.

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

      Options expire no later than ten years after the date on which they are granted (five years in the case of incentive stock options granted to 10% stockholders). Options become exercisable at such times and in such installments as the Compensation Committee determines. Notwithstanding this, any nonexercisable options will immediately vest and become exercisable upon a change in control of SBS. Upon termination of a participant’s employment with SBS, options that are not exercisable will be forfeited immediately and options that are exercisable will remain exercisable for twelve months following any termination by reason of an option holder’s death, disability or retirement. If termination is for any reason other than the preceding and other than for cause, exercisable options will remain exercisable for three months following such termination. If termination is for cause, exercisable options will not be exercisable after the date of termination. Payment of the option price must be made in full at the time of exercise in such form (including, but not limited to, cash or common stock of SBS) as the Compensation Committee may determine.

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

     Non-Employee Director Stock Option Plan

      We also adopted a separate option plan for our non-employee directors. The terms of the plan provide that the Board of Directors has the discretion to grant stock options to any non-employee director. An aggregate of 300,000 shares of Class A common stock have been reserved for issuance under this option plan. The plan terminates ten years after September 27, 1999, the date that it was approved and adopted by the stockholders of SBS. The plan is administered by the Board of Directors. To date, each of our non-employee directors has been granted an option to purchase 50,000 shares of Class A common stock at the market price of the Class A common stock as of the respective grant date, with 20% of the option vesting immediately and the rest vesting ratably over a four year period.

      Under the plan, any non-exercisable options will immediately vest and become exercisable upon a change of control of SBS. If a non-employee director ceases to be a member of the Board of Directors due to death, retirement or disability, all his unvested options will terminate immediately and all his exercisable option on such date will remain exercisable for their term. If a non-employee director’s service as a director is terminated for any reason other than the preceding, all his unvested options will terminate immediately and all his exercisable options on such date will remain exercisable for thirty days.

401(k) Plan

      We offer a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering our employees. Pursuant to the 401(k) Plan, an employee may elect to contribute to the 401(k) Plan 1%-15% from his annual salary, not to exceed the statutorily prescribed annual limit, which was $11,000 for 2002, and have the amount of such. We may, at our option and in our sole discretion, make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants. To date, we have not made any such contributions. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until distributed to them and contributions by us will be deductible by us when, and if, made. The trustees under the 401(k) Plan, at the direction of each participant, invest such participant’s assets in the 401(k) Plan in selected investment options.

Limitations on Directors’ and Officers’ Liability

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

      Our amended and restated by-laws provide for indemnification of directors and officers (and others) in the manner, under the circumstances and to the fullest extent permitted by the Delaware General Corporation Law, which generally authorizes indemnification as to all expenses incurred or imposed as a result of actions, suits or proceedings if the indemnified parties acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of SBS. Each director has entered into an indemnification agreement with us that provides for indemnification to the fullest extent provided by law. We believe that these provisions are necessary or useful to attract and retain qualified persons as directors and officers.

      We have obtained insurance for the benefit of our directors and officers that provides for coverage of up to $30.0 million.

      There is a pending litigation claim against us and certain of our directors and officers concerning which such directors and officers may seek indemnification. On November 28, 2001, a complaint was filed against SBS in the United States District Court for the Southern District of New York and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the “IPO”). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against SBS, eight underwriters and/or their successors-in-interest who led or otherwise participated in the IPO (collectively, the “Underwriters”), two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director (collectively, the “Individuals”). To date, the complaint, while served upon SBS, has not been served upon the Individuals, and no counsel has appeared for them.

      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving SBS, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. The issuer defendants in the consolidated case (“Issuer Defendants”) filed motions to dismiss the consolidated case. These motions to dismiss covered issues common among all Issuer Defendants in the consolidated cases. As a result of these motions, the Individuals were dismissed from one of the claims against them, specifically the Section 10b-5 claim.

      The Issuer Defendants are in the process of making multiple motions as a follow-up to the initial motion to dismiss. They drafted a motion for reconsideration to the Court, listing the reasons why various categories of Issuer Defendants should have been dismissed from certain claims. If the motion succeeds, SBS will be dismissed from one count in the complaint, specifically, the Section 10b-5 claim, and the Individuals will be dismissed from another count in the complaint, a Section 20(a) claim. The Issuer Defendants plan to file the motion for reconsideration in the near future. In addition to the motion for reconsideration, the Issuer Defendants will file individual second round motions concerning procedural defects that warrant dismissing certain defendants from the case. SBS believes that the grounds applicable to it will be set forth in the general motion to reconsider. With respect to discovery, at this point plaintiffs have chosen to focus on the underwriter defendants, and have not made any formal requests for the production of documents from the Issuer Defendants. We believe that we would have a valid claim against the Underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of this lawsuit.

Compensation Committee Interlocks and Insider Participation

      Our Board of Directors maintains a Compensation Committee whose current members are three non-employee directors of SBS: Jason L. Shrinsky, Castor Fernandez and Carl Parmer, each of whom was a member of the Compensation Committee during all of fiscal year 2002. Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, was a member of the Compensation Committee until his resignation on December 31, 2001. The Board of Directors also maintained a Stock Option Committee until the delegation of such committee’s functions to the Compensation Committee on May 6, 2002. During fiscal year 2002, the members of the Stock Option Committee were Messrs. Shrinsky, Fernandez and Parmer. See “Item 13. Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information concerning the beneficial ownership of our Class A common stock and our Class B common stock as of March 24, 2003, by:

•	each person known by us to beneficially own more than 5% of any class of common stock;

•	each director and each executive officer named in the Summary Compensation Table; and

•	all named executive officers and directors as a group.

      Unless indicated below, each stockholder listed had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable.

	Class A Shares		Class B Shares
					Percent	Percent
		Percent		Percent	of	of
	Number	of		of	Total	Total
	of	Class A	Number of	Class B	Economic	Voting
Name and Address(1)(2)	Shares	Shares	Shares	Shares	Interest	Power

Raúl Alarcón, Jr.(3)	400,000	1.1%	26,000,000	94.2%	40.6%	83.1%
Pablo Raúl Alarcón, Sr.(4)	—	—	1,070,000	3.9%	1.7%	3.4%
José Grimalt	—	—	501,650	1.8%	*	1.6%
Joseph A. García(5)	330,000	*	—	—	*	*
William B. Tanner(6)	248,552	*	—	—	*	*
Jason L. Shrinsky(7)	55,000	*	—	—	*	*
Castor Fernandez(8)	20,000	*	—	—	*	*
Carl Parmer(9)	91,100	*	—	—	*	*

All named executive officers and directors as a group (10)	1,144,652	3.0%	27,571,650	99.9%	43.7%	88.1%

T. Rowe Price Associates, Inc. (11)	4,287,550	11.6%	—	—	6.6%	1.4%
TCW entities (12)	3,537,193	9.5%	—	—	5.5%	1.1%
Dimensional Fund Advisors, Inc. (13)	2,082,400	5.6%	—	—	3.2%	0.7%

*	Indicates less than 1%.

(1)	The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133.
(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that the person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.
(3)	Includes 400,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.
(4)	Mr. Pablo Raúl Alarcón, Sr.’s shares are held in a Flint Trust with Mr. Alarcón, Sr. as sole beneficiary.
(5)	Includes 320,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.
(6)	Includes 248,552 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.
(7)	Includes 40,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report. Mr. Shrinsky holds these options for the benefit of his law firm, Kaye Scholer LLP. Mr. Shrinsky shares ownership of, and voting and investment power for, 15,000 shares of Class A common stock with his spouse.
(8)	Includes 20,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

(9)	Represents 71,100 shares owned indirectly through Henry Carlson Parmer, Jr. Living Trust and 20,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

(10)	Includes 1,048,552 shares of Class A common stock issuable upon the exercise of options that the holders have the right to exercise within sixty days of the date of this report.
(11)	The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. T. Rowe Price Associates, Inc. has sole voting power with respect to 847,200 shares and sole investment power with respect to all the shares. The shares are owed by various individual and institutional investors, including T. Rowe Price New Horizons Fund, Inc., for which T. Rowe Price Associates, Inc. serves as an investment advisor. T. Rowe Price Associates, Inc. disclaims beneficial ownership of these shares. We obtained this information from a Schedule 13G filed by T. Rowe Price Associates, Inc. on February 14, 2003.
(12)	Represents shares held by Trust Company of the West, TCW Asset Management Company and TCW Investment Management Company (together, the “TCW Entities”). The address of the TCW Entities is 865 South Figueroa Street, Los Angeles, California 90017. The parent holding company of the TCW Entities is The TCW Group, Inc. The TCW Group, Inc. possesses shared voting and investment power with respect to these shares. Société Genérale S.A., a company incorporated under the laws of France, may be deemed to control The TCW Group, Inc. and its direct and indirect subsidiaries. The TCW Group, Inc. provided this information to us on March 21, 2003.
(13)	Represents shares owned by advisory clients of Dimensional Funds Advisors Inc. for which Dimensional Fund Advisors Inc. possesses sole voting and investment power. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of these shares. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. We obtained this information from a Schedule 13G filed by Dimensional Fund Advisors Inc. on February 10, 2003.

Equity Compensation Plan Information

      The following table sets forth, as of December 29, 2002, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans.

Equity Compensation Plan Information

as of December 29, 2002

	(a)
	Number of Shares	(b)	(c)
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Plan Category	and Rights	and Rights	Column (a))

Equity Compensation Plans Approved by Shareholders
1999 Stock Option Plan	1,764,952	$12.97	1,235,048
Non-Employee Director Stock Option Plan	150,000	11.67	150,000

Equity Compensation Plans Not Approved by Shareholders
Options issued to a former director(*)	250,000	20.00	—

Total	2,164,952		1,385,048

(*)	Upon the closing of our initial public offering on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to Arnold Sheiffer for his past services as a director of SBS. Mr. Sheiffer served as a director of SBS from 1996 until 1999.

Item 13.	Certain Relationships and Related Transactions

      From August 1987 to September 2002, we leased a two-bedroom furnished condominium apartment in midtown Manhattan from Mr. Alarcón, Jr., our Chief Executive Officer, President and Chairman of the Board

of Directors, for a monthly rent of $9,000. In September 2002, we terminated the apartment lease. The apartment was used by Mr. Alarcón, Jr. and others while in New York on SBS business. We believe that the lease for this apartment was at the market rate.

      In 1992, Messrs. Alarcón, Sr. and Alarcón, Jr. acquired a building in Coral Gables, Florida, for the purpose of housing the studios of WCMQ-FM. In June 1992, Spanish Broadcasting System of Florida, Inc., a subsidiary of SBS, entered into a 20-year net lease with Messrs. Alarcón, Sr. and Alarcón, Jr. for the Coral Gables building which provide for a base monthly rent of $9,000. Effective June 1, 1998, the lease for this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcón, Sr. and Alarcón, Jr. This building currently houses the offices and studios of all of our Miami stations. The lease for the stations’ previous studios expired in October 1993, was for less than half the space of the stations’ present studios and had a monthly rent of approximately $7,500. Based upon our prior lease for studio space, we believe that the lease for the current studio is at the market rate.

      The son of José Grimalt, one of our directors, is employed by SBS as an operations manager. He was paid $183,586 and a bonus of $5,000 for fiscal year 2002. As part of his compensation, we also paid the leasing costs for an automobile in the amount of $7,250. Mr. Grimalt’s daughter is employed by SBS as a sales researcher and was paid $70,000 for fiscal year 2002.

      Jason L. Shrinsky, one of our directors, is a partner of Kaye Scholer LLP, which firm has regularly represented us as our legal counsel for more than eighteen years and will continue to do so. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

      Our corporate headquarters are located on one floor of a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly-owned by Mr. Alarcón, Jr. Since November 1, 2000, we have been leasing our office space under a 10-year lease, with the right to renew for two consecutive five-year terms. We are currently paying a monthly rent of approximately $41,000 for this office space. We believe that the monthly rent we pay is at the market rate.

      During the fiscal year ended December 29, 2002, we paid $139,775 of our share of expenses to South Broadcasting System, Inc., which is owned by Mr. Alarcón, Sr., one of our directors, for a special event that was co-sponsored by SBS and South Broadcasting System, Inc.

Item 14.     Controls and Procedures

      Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this annual report on Form 10-K, that our disclosure controls and procedures under Rule 13a-14(c) of the Exchange Act are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      Subsequent to the evaluation by our principal executive and financial officers, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

      The following financial statements have been filed as required by Item 8 of this report:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 30, 2001 and December 29, 2002

Consolidated Statements of Operations for the fiscal years ended September 24, 2000 and September 30, 2001, for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002

Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity for the fiscal years ended September 30, 2001, for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002

Consolidated Statements of Cash Flows for the fiscal years ended September 24, 2000 and September 30, 2001, for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002

Notes to Consolidated Financial Statements

    2. Financial Statement Schedule

      The following financial statement schedule has been filed as required by Item 8 of this report:

Financial Statement Schedule — Valuation and Qualifying Accounts

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 30, 2001 and December 29, 2002	F-3

Consolidated Statements of Operations for the fiscal years ended September 24, 2000 and September 30, 2001, for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002
F-4

Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity for the fiscal years ended September 24, 2000 and September 30, 2001, for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002
F-5

Consolidated Statements of Cash Flows for the fiscal years ended September 24, 2000 and September 30, 2001, for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002
F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule — Valuation and Qualifying Accounts	F-39

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Spanish Broadcasting System, Inc.:

      We have audited the consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 30, 2001 and December 29, 2002 and the results of their operations and their cash flows for the fiscal years ended September 24, 2000 and September 30, 2001, for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 15 to the consolidated financial statements, effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ KPMG LLP

Miami, Florida
February 26, 2003, except for the ninth
       paragraph in Note 3 which
       is as of March 12, 2003

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 30, 2001 and December 29, 2002

	December 30,	December 29,
	2001	2002

	(In thousands, except share
	data)
Assets
Current assets:
Cash and cash equivalents	$51,640	71,430
Receivables:
Trade	28,839	29,558
Barter	5,838	4,473

	34,677	34,031
Less allowance for doubtful accounts	11,289	8,515

Net receivables	23,388	25,516
Other current assets	1,706	2,252
Assets held for sale	41,113	—

Total current assets	117,847	99,198

Property and equipment, net	23,424	24,482
Intangible assets	535,511	502,644
Deferred financing costs, net of accumulated amortization of $2,093 in 2001 and $3,376 in 2002	10,040	8,759
Other assets	256	201

	$687,078	635,284

Liabilities and Stockholders’ Equity
Current liabilities:
12 1/2% senior unsecured notes, due 2002	$100	—
Current portion of other long-term debt	191	208
Accounts payable and accrued expenses	13,765	15,691
Accrued interest	5,316	5,226
Deferred commitment fee	1,282	581

Total current liabilities	20,654	21,706
9 5/8% senior subordinated notes, due 2009, net of unamortized discount of $11,816 in 2001 and $10,846 in 2002	323,184	324,154
Other long-term debt, less current portion	4,156	3,948
Deferred income taxes	30,885	58,051

Commitments and contingencies (notes 13, 14 and 17)

Stockholders’ equity:
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 36,862,705 shares issued and outstanding in 2001; 37,076,655 shares issued and outstanding in 2002	3	3
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 27,795,500 shares issued and outstanding in 2001; 27,605,150 shares issued and outstanding in 2002	3	3
Additional paid-in capital	435,522	444,594
Accumulated deficit	(127,329)	(217,175)

Total stockholders’ equity	308,199	227,425

	$687,078	635,284

See accompanying notes to consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal years ended September 24, 2000 and September 30, 2001, the three-month transitional period ended December 30, 2001
and the fiscal year ended December 29, 2002

	Fiscal year	Fiscal year	Three-month	Fiscal year
	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

	(In thousands, except per share data)
Gross revenue	$139,252	148,415	37,491	159,548
Less agency commissions	18,012	17,867	4,461	19,303

Net revenue	121,240	130,548	33,030	140,245

Operating expenses:
Engineering	2,509	3,227	688	3,793
Programming	13,720	18,473	4,168	20,714
Selling	25,656	41,788	11,412	42,157
General and administrative	14,196	17,234	4,052	14,616
Corporate expenses	20,730	10,515	2,387	13,546
Depreciation and amortization	13,120	17,671	4,530	3,005

Total operating expenses	89,931	108,908	27,237	97,831

Operating income from continuing operations	31,309	21,640	5,793	42,414

Other (expense) income:
Interest expense, net	(19,495)	(30,542)	(8,197)	(34,118)
Other, net	(357)	497	650	(720)
Gain on sale of stations	55	—	—	—

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	11,512	(8,405)	(1,754)	7,576

Income tax expense (benefit)	4,935	(3,210)	(633)	53,863

Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	6,577	(5,195)	(1,121)	(46,287)

Discontinued operations:
Loss from operations of discontinued radio station KTCY-FM, net of tax	(32)	(497)	(106)	(85)
Gain on the sale of KTCY-FM, net of tax of $3,407	—	—	—	1,814

(Loss) income on discontinued operations, net of tax	(32)	(497)	(106)	1,729

Extraordinary item—loss on extinguishment of debt, net of tax of $11,434 in 2000 and $1,167 in 2001	(17,151)	(1,896)	—	—
Cumulative effect of a change in accounting principle for intangible assets, net of tax of $30,192	—	—	—	(45,288)

Net loss	$(10,606)	(7,588)	(1,227)	(89,846)

Net loss applicable to common stockholders	$(38,978)	(7,588)	(1,227)	(89,846)
Basic and diluted loss per common share:
Net loss per common share before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle:	$(0.38)	(0.08)	(0.02)	(0.72)
Net (loss) income per common share for discontinued operations	—	(0.01)	—	0.03
Net loss per common share for extraordinary item	(0.29)	(0.03)	—	—
Net loss per common share attributed to a cumulative effect of a change in accounting principle	—	—	—	(0.70)

Net loss per common share	$(0.67)	(0.12)	(0.02)	(1.39)

Weighted average common shares outstanding (basic and diluted)	58,163	64,096	64,658	64,670

See accompanying notes to consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY
Fiscal years ended September 24, 2000 and September 30, 2001, the three-month transitional period ended December 30, 2001 and the fiscal year ended December 29, 2002

	Class A		Class B
	common stock		common stock				Less loans	Total
					Additional		receivable	stockholders’
	Number	Par	Number	Par	paid-in	Accumulated	from	(deficiency)
	of shares	value	of shares	value	capital	deficit	stockholders	equity

	(In thousands, except share data)
Balance at September 26, 1999	—	$—	39,448,550	$4	6,869	(79,536)	(2,459)	(75,122)
Issuance of common stock for initial public offering, net of expenses	25,731,210	2	(4,963,100)	—	386,104	—	—	386,106
Conversion of Class B common stock to Class A common stock	6,668,550	1	(6,668,550)	(1)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(18,475)	—	(18,475)
Accretion of preferred stock	—	—	—	—	—	(9,897)	—	(9,897)
Repayment of stockholder note receivable	—	—	—	—	—	—	2,459	2,459
Net loss	—	—	—	—	—	(10,606)	—	(10,606)

Balance at September 24, 2000	32,399,760	3	27,816,900	3	392,973	(118,514)	—	274,465

Issuance of common stock as partial payment of radio stations acquisition	4,441,545	—	—	—	42,549	—	—	42,549
Conversion of Class B common stock to Class A common stock	21,400	—	(21,400)	—	—	—	—	—
Net loss	—	—	—	—	—	(7,588)	—	(7,588)

Balance at September 30, 2001	36,862,705	3	27,795,500	3	435,522	(126,102)	—	309,426

Net loss	—	—	—	—	—	(1,227)	—	(1,227)

Balance at December 30, 2001	36,862,705	3	27,795,500	3	435,522	(127,329)	—	308,199

Issuance of warrants as a partial payment towards a radio station acquisition	—	—	—	—	8,922	—	—	8,922
Issuance of Class A common stock from options exercised	23,600	—	—	—	150	—	—	150
Conversion of Class B common stock to Class A common stock	190,350	—	(190,350)	—	—	—	—	—
Net loss	—	—	—	—	—	(89,846)	—	(89,846)

Balance at December 29, 2002	37,076,655	$3	27,605,150	$3	444,594	(217,175)	—	227,425

See accompanying notes to consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended September 24, 2000 and September 30, 2001, the three-month transitional period ended December 30, 2001
and the fiscal year ended December 29, 2002

	Fiscal year	Fiscal year	Three-month	Fiscal year
	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

	(In thousands, except per share data)
Cash flows from operating activities:
Net loss	$(10,606)	(7,588)	(1,227)	(89,846)

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	32	497	106	(1,729)
Loss on extinguishment of debt	28,585	3,063	—	—
Cumulative effect of a change in accounting principle for intangible assets	—	—	—	75,480
Loss on disposal of fixed assets	—	19	—	21
Gain on sale of radio stations	(55)	—	—	—
Depreciation and amortization	13,120	17,671	4,530	3,005
Provision for (reduction of) doubtful accounts	4,048	4,344	1,641	(1,493)
Amortization of debt discount	61	290	225	970
Amortization of deferred financing costs	1,069	1,370	321	1,281
Accretion of interest to principal on other long-term debt	151	—	—	—
(Decrease) increase in deferred income taxes	(6,749)	(5,498)	(915)	22,696
Decrease in deferred commitment fee	(190)	(702)	(175)	(701)
Changes in operating assets and liabilities, net of acquisitions:
Increase in receivables	(4,316)	(2,273)	(1,905)	(1,160)
(Increase) decrease in other current assets	(2,150)	1,013	(191)	(552)
Decrease (increase) in other assets	7	(61)	(7)	55
(Decrease) increase in accounts payable and accrued expenses	(239)	1,202	(1,621)	1,579
Increase (decrease) in accrued interest	7,092	2,585	(8,302)	(90)

Total adjustments	40,466	23,520	(6,293)	99,362

Net cash (used in) provided by continuing operations	29,860	15,932	(7,520)	9,516
Net cash (used in) provided by discontinued operations	(1,188)	1,091	143	1,150

Net cash (used in) provided by operating activities	28,672	17,023	(7,377)	10,666

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs of $10 in 2000 and $466 in 2002	690	—	—	34,534
Additions to property and equipment	(3,680)	(4,297)	(800)	(3,991)
Additions to property and equipment of discontinued operations	(113)	(1,298)	(30)	(3)
Acquisition of radio stations, net of cash acquired of $1,048 in 2000	(80,826)	(3,413)	—	—
Advances on purchase price of radio stations	(114,121)	(25,473)	(7)	(21,275)
Advances on purchase price of radio stations of discontinued operations	(7,000)	(700)	—	—

Net cash (used in) provided by investing activities	(205,050)	(35,181)	(837)	9,265

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Fiscal years ended September 24, 2000 and September 30, 2001, the three-month transitional period ended December 30, 2001
and the fiscal year ended December 29, 2002

	Fiscal year	Fiscal year	Three-month	Fiscal year
	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

	(In thousands, except per share data)
Cash flows from financing activities:
Retirement of senior unsecured notes	$(190,295)	—	—	—
Retirement of Series A senior exchangeable preferred stock	(265,613)	—	—	—
Proceeds from Class A common stock	388,071	—	—	—
Proceeds from Class A stock options exercised	—	—	—	150
Repayments of other long-term debt	(4,511)	(171)	(46)	(291)
Proceeds from senior notes, net of financing costs of $8,503 in 2000 and $3,630 in 2001	227,051	84,039	—	—
Proceeds from senior credit facilities, net of financing costs of $3,200	61,800	—	—	—
Repayment of senior credit facilities	—	(65,000)	—	—
Increase in deferred financing costs	—	(369)	—	—
Repayments of loans receivable from stockholders	2,459	—	—	—

Net cash provided by (used in) financing activities	218,962	18,499	(46)	(141)

Net increase (decrease) in cash and cash equivalents	42,584	341	(8,260)	19,790
Cash and cash equivalents at beginning of period	16,975	59,559	59,900	51,640

Cash and cash equivalents at end of period	$59,559	59,900	51,640	71,430

Supplemental cash flows information:
Interest paid during the period	$17,408	29,754	16,230	32,663

Net income taxes paid (received) during the period	$2,408	(137)	283	(13)

Noncash investing and financing activities:
Issuance of warrants towards the acquisition of a radio station	$—	—	—	8,922

Issuance of note as payment towards purchase price of building	$3,700	—	—	—

Discount on senior notes	$—	12,331	—	—

Deferred tax liability recorded for difference in assigned values and tax basis of radio stations acquired	$22,201	10,100	—	—

Issuance of Class A common stock for acquisition of radio stations	$—	8,643	—	—

Issuance of Class A common stock for acquisition of discontinued operations KTCY-FM	$—	33,906	—	—

See accompanying notes to consolidated financial statements

SPANISH BROADCASTING SYSTEMS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2001 and December 29, 2002

(1) Organization and Nature of Business

      Spanish Broadcasting System, Inc., a Delaware corporation, and subsidiaries (the Company) owns and/or operates 24 radio stations serving seven of the top-ten U.S. Hispanic markets, which include Los Angeles, New York, Puerto Rico, Miami, Chicago, San Francisco, and San Antonio markets. Two radio stations are programmed by an unrelated third-party through a time brokerage agreement. The Company also programs one Spanish-language radio station serving the Los Angeles market under a time brokerage agreement (see note 3). As part of its operating business, the Company operates LaMusica.com, a bilingual Spanish-English Internet Web-site providing content related to Latin music, entertainment, news and culture.

      The primary source of revenue is the sale of advertising time on the Company’s radio stations to local and national advertisers. Revenue is affected primarily by the advertising rates that the Company’s radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue.

      The domestic broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the Federal Communications Commission (FCC) for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties the Company may acquire. The Company operates in the domestic radio broadcasting industry which is subject to extensive and changing regulation by the FCC.

(2) Summary of Significant Accounting Policies and Related Matters

(a) Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      On November 6, 2001, the Board of Directors approved a resolution to change the Company’s fiscal year-end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year. The Company filed a transition report on Form 10-Q covering the transitional period from October 1, 2001 through December 30, 2001 (transitional period) in accordance with SEC Rules and Regulations, Financial Reporting Releases 102.5, “Issuer’s Change of Fiscal Year.” The audited financial statements for the transitional period are included in the accompanying consolidated financial statements.

      The Company reports revenue and expenses on a broadcast calendar basis. “Broadcast calendar basis” means a period ending on the last Sunday of each reporting period. For fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002, the Company reported 52 weeks, 53 weeks and 52 weeks of revenues and expenses, respectively. For the three-month transitional period ended December 30, 2001, the Company reported 13 weeks of revenues and expenses.

(b) Revenue Recognition

      The Company recognizes broadcasting revenue as advertisements are aired on its radio stations, which are subject to meet certain conditions such as persuasive evidence that an agreement exists, a fixed and determinable price and reasonable assurance of collection. Agency commissions are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency then the agency remits gross billings less their commission to the Company when the advertisement is not

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

placed directly by the advertiser. Payments received in advance of being earned are recorded as unearned revenue.

(c) Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company depreciates the cost of its property and equipment using the straight-line method over the respective estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

(d) Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting requirements to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001. See note 4 for the sale of station.

(e) Intangible Assets

      Intangible assets primarily represent the portion of the purchase price of station acquisitions allocated to FCC licenses of those stations. The Company has concluded that its FCC licenses qualify as indefinite-life intangible assets under SFAS No. 142. The Company at least annually assesses the recoverability of the carrying amount of intangible assets, including goodwill, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. These annual assessments are based on a discounted cash flow model incorporating various market assumptions and types of signals, and assume the FCC licenses are acquired and operated by a third-party. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142. See note 15 for New Accounting Pronouncements and Cumulative Effect of Accounting Change.

(f) Deferred Financing Costs

      Deferred financing costs relate to the refinancing of the Company’s debt in October 1999 and additional debt financing obtained in July 2000 and June 2001 (see notes 8 and 9). During fiscal years ended September 24, 2000 and September 30, 2001, the Company recognized extraordinary losses due to write-offs of deferred financing costs related to debt financing obtained in June 1994, March 1997 and July 2000 (see notes 8 and 9).

      Deferred financing costs are being amortized using a method which approximates the effective interest method over the respective lives of the related indebtedness.

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g) Barter Transactions

      Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are received or used. The Company records barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $4.2 million, $15.5 million, and $13.1 million for the fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002, respectively. Barter revenue amounted to $4.1 million for the three-month transitional period ended December 30, 2001. Barter expense amounted to $4.2 million, $15.9 million, and $12.2 million for the fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002, respectively. Barter expense amounted to $4.4 million for the three-month transitional period ended December 30, 2001.

      Unearned barter revenue consists of the excess of the aggregate fair value of goods or services received by the Company, over the aggregate fair value of advertising time delivered by the Company. Unearned barter revenue totaled approximately $1.5 million and $0.8 million at December 30, 2001 and December 29, 2002, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

      During fiscal year ended September 24, 2000, the Company entered into a barter transaction with an Internet Service Provider (ISP) whereby the ISP agreed to provide a guaranteed minimum of impressions to the Company on the ISP’s networks over a two-year period in exchange for advertising time on certain of the Company’s stations, with an aggregate fair value of $19.7 million at the date of the transaction. This barter agreement concluded in the fiscal year ended December 29, 2002.

(h) Cash and Cash Equivalents

      Cash and cash equivalents consist of cash, money market accounts and certificates of deposit at various commercial banks. All cash equivalents have original maturities of 90 days or less.

(i) Income Taxes

      The Company files a consolidated federal income tax return. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Advertising Costs

      The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the period incurred.

(k) Deferred Commitment Fee

      On December 30, 1996, the Company entered into an agreement with a national advertising agency (the Agency) whereby the Agency would serve as the Company’s exclusive sales representative for all national sales for a seven-year period. Pursuant to this agreement, the Agency agreed to pay a commitment fee of $5.1 million to the Company, of which $1.0 million was paid upon execution of the agreement and $4.1 million was

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be remitted on a monthly basis over a three-year period, through January 2000. During fiscal year ended September 24, 2000, the Agency revised its agreement with the Company to reduce the total commitment fee to $5.0 million. The commitment fee is recognized on a straight-line basis over the seven-year contractual term of the arrangement as a reduction of Agency commissions. Deferred commitment fee represents the excess of payments received from the Agency over the amount recognized.

(l) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) Concentration of Business and Credit Risks

      The Company’s operations are conducted in several markets across the country. The Company’s New York and Miami markets account for more than half of net revenue for the fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002 and for the three-month transitional period ended December 30, 2001. The Company’s credit risk is spread across a large number of customers, none of which account for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(n) Basic and Diluted Net Loss Per Common Share

      The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share”. Basic net loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding for each period presented. Diluted net income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the periods presented since their effect would be anti-dilutive. Common stock equivalents for the fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002 amounted to 104,291, 44,327 and 198,157, respectively. Common stock equivalents for the three-month transitional period ended December 30, 2001 amounted to 109,081. The following table summarizes the net loss applicable to common stockholders and the net loss per common share for the fiscal

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended September 24, 2000 and September 30, 2001, for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002 (in thousands, except per share data):

	Fiscal year	Fiscal year	Three-month	Fiscal year
	September 24,	September 24,	December 30,	December 30,
	2000	2001	2001	2002

Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	$6,577	(5,195)	(1,121)	(46,287)
Less accretion of preferred stock	9,897	—	—	—
Less dividends on preferred stock	18,475	—	—	—

Loss from continuing operations before discontinued operations, extraordinary item, and cumulative effect of a change in accounting principle	(21,795)	(5,195)	(1,121)	(46,287)
Discontinued operations	(32)	(497)	(106)	1,729
Extraordinary item	(17,151)	(1,896)	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(45,288)

Net loss applicable to common stockholders	$(38,978)	(7,588)	(1,227)	(89,846)

Weighted average common shares outstanding (basic and diluted)	58,163	64,096	64,658	64,670
Basic and diluted loss per common share:
Net loss per common share before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	$(0.38)	(0.08)	(0.02)	(0.72)
Net (loss) income per common share for discontinued operations	—	(0.01)	—	0.03
Net loss per common share for extraordinary item	(0.29)	(0.03)	—	—
Net loss per common share for cumulative effect of a change in accounting principle	—	—	—	(0.70)

Net loss per common share	$(0.67)	(0.12)	(0.02)	(1.39)

(o) Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, receivables and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of the Company’s other long-term debt instruments approximate the carrying amount as the interest rates approximate the Company’s current borrowing rate for similar debt instruments of comparable maturity.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      The estimated fair value of the Company’s senior notes are as follows (in millions):

	December 30, 2001		December 29, 2002

	Gross		Gross
	carrying		carrying
	amount	Fair value	amount	Fair value

9 5/8% Senior subordinated notes	$335.0	331.7	$335.0	346.7

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value estimates of the senior notes were based upon quotes from major financial institutions taking into consideration current rates offered to the Company for debt instruments of the same remaining maturities.

(p) Redeemable Preferred Stock

      During fiscal year September 24, 2000, the Company redeemed its redeemable preferred stock and accreted the remaining original issue discount with a charge to accumulated deficit (see note 8).

(q) Stock Option Plans

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123 and the expanded disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. See notes 12(c) and 18.

(r) Reclassification

      Certain prior year amounts have been reclassified to conform with the current year presentation.

(s) Segment Reporting

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company believes it has only one reportable segment.

(3) Acquisitions

      On January 14, 2000, Spanish Broadcasting System of Puerto Rico., Inc., a Delaware corporation, and a wholly owned subsidiary of the Company, completed the purchase from AMFM Operating Inc. (AMFM) of all of the outstanding capital stock of nine subsidiaries of AMFM (Primedia Station Group) for total cash consideration of $90.8 million (net of $1.0 million cash acquired), including a $10.0 million deposit that was made on September 22, 1999 and closing costs of $0.7 million. This acquisition was financed from cash on hand. The Primedia Station Group owns and operates eight radio stations in Puerto Rico: WIOA-FM, WIOB-FM, WIOC-FM, WODA-FM (formerly WCOM-FM), WZMT-FM, WZNT-FM, WNOD-FM (formerly WOYE-FM), and WEGM-FM (formerly WCTA-FM).

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocation of the purchase price for the Primedia Station Group was based on the relative fair values of the assets acquired and liabilities assumed on January 14, 2000, as follows (in thousands):

Account receivable	$2,500
Prepaid expenses and other	150
Property and equipment	2,200
FCC licenses	89,547
Goodwill	22,201
Accounts payable and accrued expenses	(2,292)
Income taxes payable	(1,279)
Deferred taxes payable	(22,201)

$90,826

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of the Primedia Station Group had occurred as of the beginning of fiscal year September 24, 2000, after giving effect to certain adjustments, including amortization of intangible assets. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

Year ended
September 24,
Pro forma disclosures (in thousands, except per share data)	2000

(unaudited)
Net revenue from continuing operations	$125,161
Income from continuing operations before discontinued operations and extraordinary item	6,845
Net loss applicable to common stockholders	(38,820)
Net loss per common share	(0.67)

      On May 8, 2000, the Company entered into a stock purchase agreement with Rodriguez Communications, Inc., a Delaware corporation (RCI), and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KZAB-FM (formerly KFSG-FM) and KZBA-FM (formerly KFSB-FM) serving the Los Angeles, California market, KPTI-FM (formerly KXJO-FM) serving the San Francisco, California market and KSAH-AM serving the San Antonio, Texas market. On May 8, 2000, the Company also entered into (1) an asset purchase agreement with New World Broadcasters Corp., a Texas corporation and an affiliate of RCI (New World), to acquire radio station KTCY-FM serving the Dallas, Texas market, and (2) a stock purchase agreement with New World and 910 Broadcasting Corp., a Texas corporation and a wholly owned subsidiary of New World (910 Broadcasting), to acquire all the outstanding capital stock of 910 Broadcasting, the owner and operator of radio station KXEB-AM serving the Dallas, Texas market (the KXEB-AM Stock Purchase Agreement).

      On November 10, 2000, the Company completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. As of September 24, 2000, the Company had made advances of $121.7 million in cash towards the purchase price. The consideration paid for these acquisitions was determined through arm’s-length negotiations among the Company, RCI, the shareholders of RCI and New World. The Company financed these acquisitions with previously unissued shares of Class A common stock, cash on hand and borrowings under a then effective senior credit facility. Substantially all of the purchase price for these acquisitions was allocated to FCC

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licenses and goodwill (included in intangible assets), with $10.1 million allocated to deferred tax liability in the accompanying consolidated balance sheets.

      Due to the lack of continuity in the operations of the radio stations acquired in the purchase of all the capital stock of RCI (the RCI Stations), prior to and after RCI’s acquisition of the RCI Stations, at which time the Company began operating the RCI Stations under time brokerage agreements until closing on November 10, 2000, the Company has not included separate historical financial statements or pro forma financial information relating to the acquisition of the RCI Stations.

      The Company programmed KXEB-AM under a time-brokerage agreement with New World and 910 Broadcasting Corp. from May 8, 2000 to July 31, 2001. On July 3, 2001, New World and 910 Broadcasting sent a notice to the Company in which they purported to terminate the KXEB-AM Stock Purchase Agreement. On August 1, 2001, the Company filed a complaint in the United States District Court for the Southern District of New York against New World and 910 Broadcasting for breach of the stock purchase agreement and time brokerage agreement. On that same day, the Company also filed a motion for a preliminary injunction preventing New World and 910 Broadcasting from selling KXEB-AM pending the resolution of the action. On August 27, 2001, New World and 910 Broadcasting filed their answer and counterclaim, asserting claims for breach of contract, conversion and tortuous interference with pre-contractual relations, seeking damages in excess of approximately $10.0 million. On May 14, 2002, the parties signed a Stipulation and Order of Settlement, which was entered by the Court on June 10, 2002, dismissing with prejudice all claims and counterclaims in the action. Pursuant to this Stipulation and Order of Settlement, on June 10, 2002, the Court awarded New World and 910 Broadcasting approximately $0.7 million, which was recorded in other expense, net in the consolidated statement of operations for the fiscal year ended December 29, 2002.

      On November 2, 2000, the Company entered into an asset purchase agreement (the Asset Purchase Agreement) with the International Church of the FourSquare Gospel (ICFG) to acquire the assets of radio station KXOL-FM serving Los Angeles, California at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of the acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, the Company entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which the Company is permitted to broadcast its programming over radio station KXOL-FM (the TBA) and ICFG was permitted to broadcast its programming over radio stations KFSG-FM (currently KZAB-FM) and KFSB-FM (currently KZBA-FM) (the 93.5 TBA). In connection with the Addendum to the Asset Purchase Agreement and the TBA, the Company made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, the Company commenced broadcasting its programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

      On February 8, 2002, the Company entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the Second Amendment). The Second Amendment extends the deadline for closing under the amended Asset Purchase Agreement (the KXOL Closing) to December 31, 2003. The KXOL Closing is subject to acceleration if the Company sells all of five specified stations (including KTCY-FM which was sold on August 23, 2002), during the term of the TBA. Pursuant to the Second Amendment, the Company made additional non-refundable deposits of $15.0 million, $5.0 million and $15.0 million on March 12, 2002, September 27, 2002 and March 12, 2003, respectively. All payments are non-refundable (except in the case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing. In accordance with the Second Amendment, the term of

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement.

      Pursuant to the Second Amendment, on February 8, 2002 the Company granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of its Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. The Company assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Under the Second Amendment, the Company must also grant to ICFG additional warrants if ICFG ceases to broadcast its programming under the 93.5 TBA. On February 5, 2003, the Company received notice from ICFG that they will cease to broadcast its programming under the 93.5 TBA effective February 28, 2003. Therefore, on March 31, 2003, and on the last day of each calendar month thereafter, the Company will issue to ICFG warrants exercisable for 100,000 shares of its Class A common stock at an exercise price equal to the closing price of its shares on the last trading day of such respective month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. The fair market value of these warrants, as calculated under the Black-Scholes option pricing model, will be recorded as a programming expense.

      The Company intends to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although the Company intends to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

      The Company’s consolidated results of operations include the results of WIOA-FM, WIOB-FM, WIOC-FM, WODA (formerly WCOM-FM), WZMT-FM, WZNT-FM, WNOD-FM (formerly WOYE-FM), WEGM-FM, KZAB-FM (formerly KFSG-FM), KZBA-FM (formerly KFSB-FM), KPTI-FM (formerly KXJO-FM), KSAH-AM and KTCY-FM from the respective dates of acquisition. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses. In addition, the Company’s consolidated results of operations include the results of KXOL-FM which is under a TBA and the results of KXEB-AM which was under a TBA through July 2001.

(4) Sale of Stations

      On February 2, 2000, the Company completed the sale of WVMQ-FM in Key West and WZMQ-FM in Key Largo, Florida to South Broadcasting System, Inc., a company owned by the Chairman Emeritus of the Company, for total cash consideration of $0.7 million and recorded a gain of $0.1 million. This amount has been classified under other income as gain on sale of stations in the accompanying consolidated statements of operations.

      On June 4, 2002, the Company and one of its subsidiaries, KTCY Licensing, Inc., entered into an asset purchase agreement (the Entravision Agreement) with Entravision-Texas Limited Partnership, a Texas limited partnership (Entravision) for the sale of certain assets and the FCC license of KTCY-FM serving Dallas, Texas for a purchase price of $35.0 million. Additionally, KTCY Licensing, Inc. entered into a time brokerage agreement with Entravision Communications Corporation, a Delaware corporation (Entravision Communications), whereby Entravision Communications was permitted to broadcast its programming over radio station KTCY-FM until the closing of the asset sale. The FCC granted approval for the transfer of the FCC license of KTCY-FM and on August 23, 2002, the Company sold KTCY-FM’s assets held for sale

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting of $31.4 million of intangible assets and $1.3 million of property and equipment. The Company recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      The Company determined that the sale of certain assets and the FCC license of KTCY-FM met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s assets as held for sale and its operations as discontinued operations. The results of operations in the current year and prior year periods of KTCY-FM have been classified as discontinued operations in the consolidated statements of operations.

(5) Intangible Assets

      Intangible assets consist of the following at December 30, 2001 and December 29, 2002 (in thousands):

			Estimated
	2001	2002	useful lives

FCC licenses	$476,624	413,560	Indefinite
Goodwill and other	32,707	32,707	Indefinite
Deposits on acquisitions of FCC license	26,180	56,377

	$535,511	502,644

      The Company adopted the provisions of SFAS No. 142 effective December 31, 2001, which requires that goodwill and intangible assets with indefinite useful lives to no longer be amortized. The Company concluded that its FCC licenses qualify as indefinite-life assets under SFAS No. 142. After performing the transitional impairment evaluation of its indefinite-life intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets exceeded their respective fair market values. As a result, the Company recorded a noncash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

(6) Property and Equipment, Net

      Property and equipment, net consists of the following at December 30, 2001 and December 29, 2002 (in thousands):

			Estimated
	2001	2002	useful lives

Land	$2,587	2,587	—
Building and building improvements	19,679	19,935	20 years
Tower and antenna systems	3,467	4,205	7-15 years
Studio and technical equipment	7,388	8,240	10 years
Furniture and fixtures	2,797	2,926	3-10 years
Transmitter equipment	3,492	4,703	7-10 years
Leasehold improvements	2,306	2,518	5-13 years
Computer equipment and software	3,105	3,591	5 years
Other	1,108	1,266	5 years

	45,929	49,971
Less accumulated depreciation and amortization	(22,505)	(25,489)

	$23,424	24,482

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal year September 24, 2000, the Company acquired a building and land in Puerto Rico for $5.3 million. The Company funded the acquisition using cash on hand and proceeds from a bank loan of $3.7 million (see note 10).

(7) Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses at December 30, 2001 and December 29, 2002 consist of the following (in thousands):

	2001	2002

Accounts payable — trade	$400	598
Accounts payable — barter	1,533	828
Accrued compensation and commissions	7,052	7,344
Accrued professional fees	1,730	1,551
Accrued music license fees	149	841
Accrued legal contingencies	596	1,290
Accrued taxes	—	778
Other accrued expenses	2,305	2,461

	$13,765	15,691

(8) Senior Notes and Preferred Stock

12 1/2% Senior Unsecured Notes

      On June 29, 1994, the Company, through a private placement offering (the Offering) completed the sale of 107,059 units, each consisting of $1,000 principal amount of 12 1/2% Senior Notes (the 12 1/2% Notes) due 2002 and warrants to purchase 5,352,950 shares of Class B common stock. On October 17, 1997, the Company made a tender offer to purchase for cash any and all of the 12 1/2% Notes. The Company paid $15.7 million to the noteholders who responded to the tender offer and purchased $13.2 million in principal amount of 12 1/2% Notes for $15.0 million plus accrued interest of $0.7 million in November 1997.

      On November 2, 1999, the Company repurchased $93.8 million in principal amount of 12 1/2% Notes. In connection with this repurchase, the Company realized a loss on the early extinguishment of debt of approximately $10.1 million, net of income taxes of approximately $6.8 million. This loss relates to the premium paid on the repurchase of the 12 1/2% Notes, the write-off of related unamortized deferred financing costs, and the amortization of the remaining original issue discount on the 12 1/2% Notes, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

14 1/4% Series A Senior Exchangeable Preferred Stock and 11% Senior Unsecured Notes

      On March 27, 1997, the Company financed the purchase of radio stations WYSY-FM (renamed WLEY-FM by the Company), WRMA-FM and WXDJ-FM with proceeds from the sale through a private placement of 175,000 shares of the Company’s 14 1/4% Series A Senior Exchangeable Preferred Stock (Series A Preferred Stock) and warrants to purchase 3,745,000 shares of the Company’s Class B common stock. The Series A Preferred Stock and the warrants are separately transferable. The gross proceeds from the issuance of the Series A Preferred Stock and warrants amounted to $175.0 million. The value of the warrants was determined to be $16.6 million. The Company also issued $75.0 million aggregate principal amount of the Company’s 11% Senior Unsecured Notes (the 11% Senior Notes) due 2004. In connection with this transaction, the Company capitalized financing costs of $5.7 million related to the 11% Senior Notes and charged issuance costs of $9.0 million related to the Series A Preferred Stock and warrants to paid-in capital.

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 2, 1999, the Company repurchased $75.0 million in principal amount of 11% Senior Notes. In connection with this repurchase, the Company realized a loss on the early extinguishment of debt of approximately $7.0 million, net of income taxes of approximately $4.7 million. This loss relates to the premium paid on the repurchase of the 11% Senior Notes and the write-off of related unamortized deferred financing costs, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

      On December 2, 1999, the Company redeemed in full the Series A Preferred Stock. In connection with this redemption, the Company recorded total additional dividends of approximately $28.4 million on the Series A Preferred Stock, which reduced the income available to common stockholders in the accompanying fiscal 2000 consolidated statement of operations. These additional dividends relate to the premium on the redemption, and the accretion of the remaining original issue discount on the Series A Preferred Stock.

9 5/8% Senior Subordinated Notes

      On November 2, 1999, concurrently with the Company’s IPO of Class A common stock (see note 12), the Company sold $235.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 (the 1999 Notes), from which the Company received proceeds of $228.0 million after payment of underwriter commissions. In connection with this transaction, the Company capitalized financing costs of $8.5 million related to the 1999 Notes.

      On June 8, 2001, the Company sold $100.0 million of 9 5/8% senior subordinated notes due 2009 (the 2001 Notes) through a Rule 144A debt offering from which the Company received proceeds of approximately $85.0 million, after payment of underwriting commissions and a $12.3 million delayed draw special fee payment and discount given in connection with the issuance. In connection with this transaction, the Company capitalized financing costs of $3.6 million. The terms of the 2001 Notes were substantially the same as the 1999 Notes.

      In connection with the issuance and sale of the 2001 Notes in the Rule 144A debt offering, the Company entered into a registration rights agreement with the initial purchaser in the offering pursuant to which the Company agreed to file a registration statement to permit holders of the 2001 Notes to exchange such notes for notes newly registered under the Securities Act of 1933. In addition, this exchange offer also allowed for the exchange of the full outstanding amount of the 1999 Notes. The exchange offer was consummated on December 5, 2001, with an aggregate amount of $335.0 million of 2001 Notes and 1999 Notes being exchanged and only a minimal amount of the 1999 Notes remaining outstanding.

      The Company’s ability to incur additional indebtedness is limited by the terms of the respective indentures under its senior subordinated notes. In addition, these indentures place restrictions on the Company with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and mergers, among other things.

(9) Senior Credit Facility

      On July 6, 2000, the Company entered into a $150.0 million senior secured credit facility (the Senior Facility). The Senior Facility included a six-year $25.0 million revolving credit line and $125.0 million of term loans. In connection with this transaction, the Company capitalized financing costs of $3.6 million related to the Senior Facility.

      On June 8, 2001, the Company repaid $66.2 million of the outstanding indebtedness and accrued interest under the Senior Facility, which the Company then terminated. The Company realized a loss on the early extinguishment of debt of approximately $1.9 million, net of income taxes of approximately $1.2 million. This loss relates to the write-off of the related unamortized deferred financing costs, and is classified as an extraordinary item in the accompanying consolidated statements of operations.

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Other Long-Term Debt

      Other long-term debt consists of the following at December 30, 2001 and December 29, 2002 (in thousands):

	2001	2002

Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at 6.25%, commencing June 1992. See notes 11 and 13	$823	765
Note payable due in monthly installments of $39,196, including interest at 9.75%, commencing August 2000, with balance due on June 2005. See note 6	3,524	3,391

	4,347	4,156
Less current portion	191	208

	$4,156	3,948

      The scheduled maturities of other long-term debt are as follows at December 29, 2002 (in thousands):

Amount

Fiscal year ending December:
2003	$208
2004	227
2005	3,154
2006	75
2007	79
Thereafter	413

$4,156

(11) Related-Party Transactions

      The Company leased an apartment from its Chief Executive Officer (CEO) and Chairman of the Board of Directors (Chairman) for annual rentals totaling $0.1 million. In September 2002, the Company terminated its apartment lease. In addition, the Company occupies a building under a capital lease agreement with certain stockholders. See note 13(a). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

      On September 24, 1999, the Company entered into letters of understanding with its then Chairman (Former Chairman) and Secretary (Former Secretary). These letters outlined the mutual intentions of the Company and these individuals in connection with the Company’s IPO, and were contingent upon the completion of the IPO. See note 12(b). These letters provided for the following:

•	The sale by these individuals of $14.0 million of their Class B common stock in the IPO;

•	The purchase by the Company of annuities providing aggregate annual retirement compensation of $1.0 million to these individuals. These annuities were purchased by the Company for $10.2 million in November 1999;

•	The retention of these individuals as members of the Company’s Board of Directors, with titles of “Chairman Emeritus” and “Secretary Emeritus,” respectively;

•	An agreement to sell, to the Former Chairman, the Company’s two radio stations located in the Florida Keys for $0.7 million (see note 4);

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The repayment by the Former Chairman of a stockholder loan for approximately $0.6 million, plus accrued interest of approximately $0.1 million. This stockholder loan and the related accrued interest was repaid in full by the Former Chairman in November 1999;

•	An agreement by the Former Chairman to assume responsibility for a boat leased by the Company. Responsibility for this boat was assumed by the Former Chairman in November 1999; and

•	The use by the Former Chairman of a car and driver, and by the Former Secretary of a car, to be provided by the Company.

      During fiscal year December 29, 2002, the Company paid approximately $0.1 million of its share of expenses to a company, which is owned by the Former Chairman for a special event that was co-sponsored by the Company.

      On December 1, 2000, the Company entered into a lease for its new corporate headquarters with a Florida limited partnership for which the general partner is a company wholly owned by the Company’s CEO and Chairman. The Company is leasing the office space under a 10-year operating lease with rental payments of approximately $0.4 million per year, with the right to renew for two consecutive five-year terms.

      During fiscal years September 30, 2001 and December 29, 2002, the Company had sales of approximately $0.2 million and $0.1 million, respectively, to a company that is owned by a member of the Company’s Board of Directors. During the three-month transitional period ended December 30, 2001, the Company had sales of approximately $0.1 million.

      During fiscal years September 24, 2000, September 30, 2001 and December 29, 2002, one of the Company’s board of director members was a partner in a law firm that provides services to the Company, for which the Company paid approximately $4.7 million, $4.2 million and $4.2 million, respectively, for legal services performed. Additionally, during the three-month transitional period ended December 30, 2001, the Company paid approximately $1.3 million. The Company had outstanding payables to the law firm for approximately $0.9 million and $0.3 million, respectively, as of December 30, 2001 and December 29, 2002.

(12) Stockholders’ (Deficiency) Equity

(a) Stock Split

      On September 29, 1999, the Company amended and restated its Certificate of Incorporation, resulting in a conversion of all existing shares of Class A common stock into shares of Class B common stock equal to the number of shares representing a 50 to 1 stock split for each share. The number of authorized shares of capital stock was increased to 151,000,000 comprised of 100,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock and 1,000,000 shares of Preferred Stock, and the par values of both the Class A common stock and Class B common stock were changed from $0.01 per share to $0.0001 per share. In addition, Class B common stockholders are entitled to 10 votes per share and Class A common stockholders are entitled to one vote per share. Upon transfer or sale of stock by Class B common stockholders to nonaffiliate parties, such shares automatically convert to shares of Class A common stock.

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

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Series A Preferred Stock with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company.

(b) Initial Public Offering

      On November 2, 1999, the Company closed on its IPO of 25,055,510 shares of Class A common stock, raising net proceeds, including proceeds from the exercise of the over-allotment option granted to the underwriters, of $389.4 million after payment of underwriter commissions. Concurrently with this IPO, the Company sold $235.0 million aggregate principal amount of the 1999 Notes (see note 8).

      In connection with these offerings, in October 1999 the Company amended its employment agreement with its CEO and entered into employment agreements with two other executive officers of the Company [see note 13(b)]. In addition, the CEO repaid a stockholder loan for approximately $1.9 million, plus accrued interest of approximately $0.4 million, in November 1999.

      In connection with the IPO, the Company also granted an aggregate of 100,000 options to nonemployee directors, 250,000 options to a former director, and an aggregate of 400,000 options to executives of the Company, in November 1999. These options were granted at an exercise price per share equal to the IPO price per share, with vesting periods ranging from zero to four years.

(c) Stock Option Plans

      In September 1999, the Company adopted an employee incentive stock option plan (the 1999 ISO Plan) and a nonemployee director stock option plan (the 1999 NQ Plan). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of the Company’s Board of Directors, and will have a contractual life of 5 to 10 years from date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant, and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of the Company, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively.

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans, as of September 24, 2000, September 30, 2001, December 30, 2001 and December 29, 2002, and changes during the fiscal years then ended and three-month period ended December 30, 2001, is presented below (in thousands, except per share data):

		Weighted
		average
	Shares	exercise price

Outstanding at September 26, 1999	—	$—
Granted	1,594	18.69
Exercised	—	—
Forfeited	(40)	20.00

Outstanding at September 24, 2000	1,554	$18.66

Granted	477	7.06
Exercised	—	—
Forfeited	(234)	19.48

Outstanding at September 30, 2001	1,797	$15.47

Granted	245	7.66
Exercised	—	—
Forfeited	(47)	16.49

Outstanding at December 30, 2001	1,995	$14.49

Granted	312	8.35
Exercised	(24)	6.36
Forfeited	(118)	14.48

Outstanding at December 29, 2002	2,165	$13.69

      The following table summarizes information about stock options outstanding and exercisable at December 30, 2001 (in thousands, except per share data):

		Weighted
		average
		remaining	Weighted		Weighted
Range of		contractual	average		average
exercise	Number	life	exercise	Number	exercise
prices	outstanding	(years)	price	exercisable	price

$ 0 to $4.99	100	8.9	$4.81	40	$4.81
5 to 9.99	597	8.4	7.76	279	8.26
10 to 14.99	219	3.7	10.00	146	10.00
15 to 19.99	—	—	—	—	—
20 to 24.99	1,079	7.3	20.02	704	20.01

	1,995	7.3	$14.49	1,169	$15.44

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 29, 2002 (in thousands, except per share data):

		Weighted
		average
		remaining	Weighted		Weighted
Range of		contractual	average		average
exercise	Number	life	exercise	Number	exercise
prices	outstanding	(years)	price	exercisable	price

$ 0 to $4.99	100	7.9	$4.81	60	$4.81
5 to 9.99	809	8.6	7.77	469	7.73
10 to 14.99	219	2.7	10.00	219	10.00
15 to 19.99	18	9.4	15.48	16	15.48
20 to 24.99	1,019	6.7	20.02	821	20.02

	2,165	7.1	$13.69	1,585	$14.38

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at:

	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

Expected life	5 years	5 years	7 years	7 years
Dividends	None	None	None	None
Risk-free interest rate	5.65%	3.94%	4.93%	3.36%
Expected volatility	100%	88%	87%	88%

      Had compensation expense for the Company’s plans been determined consistent with FASB Statement No. 123, the Company’s net loss applicable to common stockholders and net loss per common share would have been increased to pro forma amounts indicated below (in thousands, except per share data):

	Fiscal year	Fiscal year	Three-month	Fiscal year
	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

Net loss applicable to common stockholders:
As reported	$(38,978)	(7,588)	(1,227)	(89,846)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9,767)	(3,152)	(1,181)	(5,384)

Pro forma	(48,745)	(10,740)	(2,408)	(95,230)

Net loss per common share:
As reported	$(0.67)	(0.12)	(0.02)	(1.39)
Pro forma	(0.84)	(0.17)	(0.04)	(1.47)

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Commitments

(a) Leases

      The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at December 30, 2001 and December 29, 2002 is as follows (in thousands):

	2001	2002

Building under capital lease	$1,230	1,230
Less accumulated depreciation	(589)	(651)

	$641	579

      The Company leases office space and facilities and certain equipment under operating leases, one of which is with a related party (see note 11), that expire at various dates through 2035. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

      At December 29, 2002, future minimum lease payments under such leases are as follows (in thousands):

		Operating
	Capital lease	leases

Fiscal year ending September:
2003	$149	$3,001
2004	149	2,857
2005	149	2,695
2006	149	2,164
2007	149	1,972
Thereafter	658	11,093

Total minimum lease payments	1,403	$23,782

Less executory costs	(386)

	1,017
Less interest at 6.25%	(252)

Present value of minimum lease payments	$765

      Total rent expense for the fiscal years ended September 24, 2000, September 30, 2001 and December 2002 amounted to $1.5 million, $2.8 million and $3.4 million, respectively. Total rent expense for the three-month transitional period ended December 30, 2001 amounted to $0.6 million.

      The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2006. The future minimum rental income to be received under these agreements as of December 29, 2002 is as follows (in thousands):

Fiscal year ending December:
2003	$205
2004	130
2005	121
2006	40

$496

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Employment Agreements

      At December 29, 2002, the Company is committed to employment contracts for certain executives, on-air talent and general managers expiring through 2005. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December:
2003	$10,214
2004	8,130
2005	3,761

$22,105

      Included in the future payments schedule above is a five-year employment agreement with the Company’s CEO. The agreement provides for an annual base salary of not less than $1.0 million, and a cash bonus equal to 7.5% of the dollar increase in same station broadcast cash flow, as defined, for any fiscal year, including acquired stations on a pro forma basis. Under the terms of the agreement, the Board of Directors in its sole discretion may increase the CEO’s annual base salary and cash bonus. The total cash bonus awarded to the CEO for fiscal year ended September 24, 2000, September 30, 2001 and December 29, 2002 was $1.0 million, $0.8 million and $0.8 million, respectively, of which $0.3 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 29, 2002.

      Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

(c) 401(k) Profit-Sharing Plan

      In September 1999, the Company adopted a tax-qualified employee savings and retirement plan (the 401(k) Plan). The Company can make matching and/or profit sharing contribution to the 401(k) Plan on behalf of all participants at its sole discretion. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan. There were no contributions associated with this plan to date.

(14) Contingencies

      As the owner, lessee, or operator of various real properties and facilities, the Company is subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on the Company’s business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require the Company to make significant expenditures of funds.

      In connection with the sale of WXLX-AM in 1997, the Company assigned the lease of the transmitter for WXLX-AM in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX-AM has been sold, the Company retains potential exposure to possible environmental liabilities relating to the transmitter site (the Transmitter Property). On September 12, 2002, the landlords of the property, Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company (collectively, the Landlord), received a notice from the New Jersey Meadowlands Commission (the Meadowlands Commission) indicating that it was planning to redevelop the site which includes the Transmitter Property and offering compensation to the Landlord for the purchase of the Transmitter Property. The Meadowlands Commission also indicated that it would not seek reimbursement from the Landlord for the costs of landfill closure or for the remediation of environmental conditions that resulted from the operation of the landfill. The Landlord did not accept the offer of the Meadowlands

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission. On December 4, 2002, the Meadowlands Commission filed a condemnation proceeding in the Superior Court of New Jersey, Bergen County, against the Landlord, and named the Company as an additional defendant. The Company believes it has meritorious defenses against any claim arising from this matter, however, it is impossible to assess the ultimate outcome of this matter at this time. No amounts have been accrued in the consolidated financial statements for any contingent liability relating to the Transmitter Property.

      On March 19, 2002, the Environmental Quality Board, Mayagüez, Puerto Rico Regional Office (EQB), inspected the Company’s transmitter site in Maricao, Puerto Rico. Based on the inspection, EQB issued a letter to the Company on March 26, 2002 noting the following potential violations: (1) alleged violation of EQB’s Regulation for the Control of Underground Injection through construction and operation of a septic tank (for sanitary use only) at each of the two antenna towers without the required permits, (2) alleged violation of EQB’s Regulation for the Control of Atmospheric Pollution through construction and operation of an emergency generator of more than 10hp at each transmitter tower without the required permits and (3) alleged failure to show upon request an EQB approved emergency plan detailing preventative measures and post-event steps that the Company will take in the event of an oil spill. To date, no penalties or other sanctions have been imposed against the Company relating to these matters. The Company does not have sufficient information to assess the potential exposure to liability, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

(15) Cumulative Effect of Accounting Change

      In July 2001, the Financial Accounting Standards Board (FASB) issued (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

      The Company adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-life intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AMFM in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company’s FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions and types of signals, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a noncash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

      Additionally, since amortization of its indefinite-life intangible assets ceased for financial statement purposes under SFAS No. 142, the Company could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within the Company’s net operating loss carry-forward period. Therefore, on December 31, 2001, the Company recognized a noncash charge totaling $55.4 million to income tax expense to establish a valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $10.7 million, $15.6 and $4.0 million for the fiscal year ended September 24, 2000, September 30, 2001 and the three-month transitional period ended December 30, 2001, respectively. The following table presents adjusted financial results for the fiscal year ended September 24, 2000 and September 30, 2001, and for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002, respectively, on a basis consistent with the new accounting principle.

	Fiscal year	Fiscal year	Three-month	Fiscal year
	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

Reported net loss applicable to common stockholders:	$(38,978)	(7,588)	(1,227)	(89,846)
Add back: cumulative effect of accounting principle, net of tax (1)	—	—	—	45,288
Add back: income tax valuation allowance (2)	—	—	—	55,358
Add back: amortization of goodwill and intangible assets (3)	10,659	15,635	3,983	—
Income tax expense adjustment (3)	(9,248)	(11,369)	(5,702)	—

Adjusted (loss) net income	$(37,567)	(3,322)	(2,946)	10,800

Basic and diluted (loss) income per share:
Reported net loss per share:	$(0.67)	(0.12)	(0.02)	(1.39)
Cumulative effect per share of a change in accounting principle, net of tax (1)	—	—	—	0.70
Income tax valuation allowance per share (2)	—	—	—	0.86
Amortization of goodwill and intangible assets per share (3)	0.18	0.24	0.06	—
Income tax adjustment per share (3)	(0.16)	(0.17)	(0.09)	—

Adjusted net (loss) income per share	$(0.65)	(0.05)	(0.05)	0.17

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a noncash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.
(2)	As a result of adopting SFAS No. 142 on December 31, 2001, the Company incurred a noncash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.
(3)	The adjusted financial results for the fiscal years ended September 24, 2000 and September 30, 2001 and the three-month transitional period ended December 30, 2001 add back noncash goodwill and intangible assets amortization of $10.7 million, $15.6 million and $4.0 million, respectively, and reflect adjusted income tax expense assuming that SFAS No. 142 was effective as of September 26, 1999.

      The Company performed an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of fiscal year 2003 and determined that there was no impairment of intangible assets and goodwill.

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Income Taxes

      The components of the provision for income tax expense (benefit) included in the consolidated statements of operations are as follows for the fiscal years ended September 24, 2000 and September 30, 2001, and for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002 (in thousands):

	Fiscal year	Fiscal year	Three-month	Fiscal year
	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

Current:
Federal	$—	150	—	—
State	250	971	282	250
Foreign	—	—	—	725

	250	1,121	282	975

Deferred:
Federal	3,815	(2,693)	(801)	46,321
State	870	(1,638)	(114)	6,567

	4,685	(4,331)	(915)	52,888

Total for continuing operations	4,935	(3,210)	(633)	53,863
Discontinued operations	(20)	(306)	(61)	3,649

Extraordinary items	(11,434)	(1,167)	—	—

Cumulative effect of accounting change	—	—	—	(30,192)

Total income tax expense (benefit)	$(6,519)	(4,683)	(694)	27,320

      For fiscal years ended September 24, 2000, September 30, 2001 and December 29, 2002 and three-month transitional period ended December 30, 2001, no net operating loss carryforwards were utilized.

      The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at December 30, 2001 and December 29, 2002 is as follows (in thousands):

	December 30,	December 29,
	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$44,027	50,366
Foreign net operating loss carryforwards	2,704	6,233
Allowance for doubtful accounts	4,891	3,406
Unearned revenue	613	331
AMT credit	1,015	1,015
Fixed assets	2,027	1,002
Other	81	1,254

	55,358	63,607
Less valuation allowance	17,396	67,126
Deferred tax liabilities:
Amortization of FCC licenses	69,668	54,532
Less deferred tax liability included in assets held for sale	821	—

Net deferred tax liability	$30,885	58,051

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal years ended September 24, 2000 and September 30, 2001, and for the three-month transitional period ended December 30, 2001 and for the fiscal year ended December 29, 2002, as a result of the following:

	Fiscal year	Fiscal year	Three-month	Fiscal year
	September 24,	September 30,	December 30,	December 29,
	2000	2001	2001	2002

Computed “expected” tax	(35.0)%	(35.0)%	(35.0)%	35.0%
expense (benefit) State income taxes, net of	(4.6)%	(4.8)%	(5.4)%	5.5%
federal income tax benefit Foreign taxes	—	—	—	9.6%
Change in valuation allowance	—	—	—	656.0%
Nondeductible expenses	1.0%	2.6%	5.4%	3.5%
Other	0.6%	(1.0)%	(1.0)%	1.0%

	(38.0)%	(38.2)%	(36.0)%	710.6%

      The valuation allowance for deferred tax assets increased by $49.7 million during the year ended December 29, 2002. As a result of adopting SFAS No. 142 on December 31, 2001, amortization of intangible assets ceased for financial statement purposes. As a result, the Company could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets would occur within the Company’s net operating loss carry-forward period. Therefore, on the date of adoption, the Company recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance for the full amount of its deferred tax assets due to uncertainties surrounding its ability to utilize some or all of its deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between book and tax accounting.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

      Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. As a result, the Company has established a full valuation allowance on its deferred tax assets.

      At December 29, 2002, the Company has domestic net operating loss carryforwards of approximately $125.9 million available to offset future taxable income expiring in 2007 through 2022.

      In addition, at December 29, 2002, the Company has foreign net operating loss carryforwards of approximately $15.5 million available to offset future taxable income expiring in December 2006 through 2009.

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Litigation

      From time to time the Company is involved in litigation incidental to the conduct of its business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on the Company’s business, operating results, or financial position.

      On November 28, 2001, a complaint was filed against the Company in the United States District Court for the Southern District of New York and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of the Company’s Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to the Company’s initial public offering which closed on November 2, 1999 (the IPO). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against the Company, eight underwriters and/or their successors-in-interest who led or otherwise participated in the IPO (collectively, the Underwriters), two members of the Company’s senior management team, one of whom is the Chairman of the Board of Directors, and an additional director (collectively, the Individuals). To date, the complaint, while served upon the Company, has not been served upon the Individuals, and no counsel has appeared for them.

      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters, and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving the Company, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. The issuer defendants in the consolidated case (Issuer Defendants) filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants in the consolidated case. As a result of these motions, the Individuals were dismissed from one of the claims against them, specifically the Section 10b-5 claim.

      The Issuer Defendants are in the process of making multiple motions as a follow-up to the initial motion to dismiss. They drafted a motion for reconsideration to the Court, listing the reasons why various categories of Issuer Defendants should have been dismissed from certain claims. If the motion succeeds, the Company will be dismissed from one count in the complaint, specifically, the Section 10b-5 claim, and the Individuals will be dismissed from another count in the complaint, a Section 20(a) claim. The Issuer Defendants plan to file the motion for reconsideration in the near future. In addition to the motion for reconsideration, the Issuer Defendants will file individual second round motions concerning procedural defects that warrant dismissing certain defendants from the case. The Company believes that the grounds applicable to it will be set forth in the general motion to reconsider. With respect to discovery, at this point plaintiffs have chosen to focus on the underwriter defendants, and have not made any formal requests for the production of documents from the Issuer Defendants. The Company believes that we would have a valid claim against the Underwriters for indemnification in the event that the plaintiffs were to be awarded damages as a result of this lawsuit.

      On June 14, 2001, an action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Julio Rumbaut against the Company, alleging that he was entitled to compensation for work performed for the Company and a commission for the pending purchase of a radio station by the Company. Mr. Rumbaut subsequently amended his theory of damages and claimed approximately $8.0 million in damages, plus attorneys’ fees, and pre-judgment interest. On July 29, 2002, a final judgment was entered in favor of Mr. Rumbaut for a total of $1.5 million, but on August 29, 2002, the final judgment was amended to reflect an award of $1.2 million, consisting of compensation for executive services of $0.2 million and $1.0 million for the plaintiff’s contribution towards the pending purchase of a radio station. On October 11, 2002, the Company made a payment of $1.4 million into an escrow account for the final

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment and postjudgment interest, pending appeal. On October 23, 2002, the Court awarded Mr. Rumbaut prejudgment interest in the amount of $0.2 million. On January 10, 2003, the Court awarded Mr. Rumbaut $0.1 million in litigation costs and on January 21, 2003, awarded him $1.7 million for attorneys’ fees. On February 19, 2003, the Company made a payment of $2.0 million into an escrow account for the attorneys’ fees awarded and postjudgment interest. The Company has filed a notice of appeal and is considering additional legal options. After consulting with legal counsel, the Company believes it is probable that the attorney fees awarded will be reduced upon appeal and we estimate that the Company will pay no more than $0.7 million of the $2.0 million in escrow. The Company has accrued for this judgment in the consolidated financial statements for the fiscal year ended December 29, 2002.

      On June 12, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications (Clear Channel) and Hispanic Broadcasting Corporation (HBC), and filed an amended compliant on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected its ability to raise capital, depressed its share price, impugned its reputation, made station acquisitions more difficult and interfered with its business opportunities and contractual arrangements. In the amended complaint, the Company sought actual damages in excess of $500.0 million, which are to be trebled under anti-trust law.

      Both defendants moved to dismiss the amended complaint, and on January 31, 2003, the Court granted defendants’ motions for failure to adequately allege antitrust injury and dismissed the federal court claims with prejudice and dismissed the state court claims for lack of federal court jurisdiction in light of the dismissal of the federal court claims. The Company has filed a motion for reconsideration of that opinion and asked for leave to file a proposed second amended complaint, which contains additional economic analysis and factual detail based upon the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which seeks damages in an amount to be determined at trial. That motion has been fully briefed and is awaiting decision by the trial court.

(18) New Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”(SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends FASB No. 13, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require that the Company’s extraordinary loss recognized on the extinguishments of debt in 2000 and 2001 be reclassified to income or loss from continuing operations in its consolidated financial statements for the year-end December 31, 2003.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The expanded disclosure requirements are required for financial statements ending after December 15, 2002, while the liability recognition provisions are applicable to certain guaranteed obligations modified or issued after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company’s consolidated financial statements.

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. The Company does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the December 29, 2002 financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company is evaluating the impact of adopting FIN 46.

(19) Quarterly Results of Operations (UNAUDITED)

      As disclosed in Note 4, the quarterly date in the tables below have been reclassified to reflect the sale of KTCY-FM as a discontinued operations.

      The following is a summary of the quarterly results of operations for the fiscal year ended September 30, 2001 and three-month transitional period ended December 30, 2001 (in thousands, except per share data):

				Fourth	Transitional
	First quarter	Second quarter	Third quarter	quarter	period
	December 31,	March 25,	June 24,	September 30,	December 30,
	2000	2001	2001	2001	2001

Net revenue from continuing operations	$36,208	24,331	$34,987	35,022	33,030
Income (loss) from continuing operations before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	637	(3,776)	(440)	(1,616)	(1,121)
Discontinued operations, net of tax	(41)	(385)	(50)	(21)	(106)
Extraordinary loss, net of tax	—	—	(1,896)	—	—

Net income (loss)	596	(4,161)	(2,386)	(1,637)	(1,227)

Basic and diluted earnings (loss) per share before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	0.01	(0.05)	(0.01)	(0.03)	(0.02)
Discontinued operations per share	—	(0.01)	—	—	—
Extraordinary loss per share	—	—	(0.03)	—	—

Basic and diluted earnings (loss) per share	0.01	(0.06)	(0.04)	(0.03)	(0.02)

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the quarterly results of operations for the fiscal year ended December 29, 2002 (in thousands, except per share data):

				Fourth
	First quarter	Second quarter	Third quarter	quarter
	March 31,	June 30,	September 29,	December 29,
	2002	2002	2002	2002

Net revenue from continuing operations	$28,902	39,383	36,237	35,723
(Loss) income from continuing operations before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	(55,170)	12,853	(1,886)	(2,084)
Discontinued operations, net of tax	(17)	(30)	1,793	(17)
Cumulative effect of a change in accounting principle	(45,288)	—	—	—

Net (loss) income	(100,475)	12,823	(93)	(2,101)

Basic and diluted (loss) earnings per share before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	(0.86)	0.20	(0.03)	(0.03)
Discontinued operations per share	—	—	0.03	—
Cumulative effect of a change in accounting principle per share	(0.70)	—	—	—

Basic and diluted (loss) earnings per share	(1.56)	0.20	—	(0.03)

(20) Subsequent Events

      On December 31, 2002, the Company entered into an asset purchase agreement (the Chicago Asset Purchase Agreement) with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM, and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. The Chicago Asset Purchase Agreement contains customary representations and warranties, and the closing of the Company’s acquisition is subject to the satisfaction of certain customary conditions. The Company intends to fund the acquisition of these radio stations from cash on hand. Although the Company intends to complete this transaction in the second quarter of the fiscal year 2003, there can be no assurance that the acquisition of these radio stations will be completed.

      On December 31, 2002, the Company also entered into a time brokerage agreement (the Chicago Time Brokerage Agreement) with Big City Radio-Chi, LLC pursuant to which the Company has been broadcasting its programming over radio stations WDEK-FM, WKIE-FM, and WKIF-FM since January 6, 2003. The Chicago Time Brokerage Agreement will terminate upon the earlier to occur of (i) the termination of the Chicago Asset Purchase Agreement or (ii) the closing of the purchase of the assets of these radio stations.

(21) Financial Information for Guarantors and Non-Guarantors (UNAUDITED)

      Certain of the Company’s subsidiaries (hereinafter referred to in this paragraph collectively as Subsidiary Guarantors) have guaranteed the Company’s senior notes referred to in note 8 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements since the parent is a holding company with no independent assets or operations other than its investments in its subsidiaries. In December 1999, the Company transferred the FCC licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WZET-FM (formerly WSMA-FM), WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. In addition, all FCC licenses acquired subsequent to December 1999 are held by special purpose subsidiaries. These subsidiaries are nonguarantors of the senior subordinated notes. Condensed consolidating unaudited financial information for the Company and its guarantor and nonguarantor subsidiaries is as follows (in thousands):

	As of December 30, 2001

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Balance Sheets	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$48,741	2,899	—	51,640
Receivables, net	21,885	1,503	—	23,388
Other current assets	1,186	520	—	1,706
Assets held for sale	693	40,420	—	41,113

Current assets	72,505	45,342	—	117,847
Property and equipment, net	15,489	7,935	—	23,424
Intangible assets	35,992	499,519	—	535,511
Deferred financing costs, net	10,040	—	—	10,040
Investment in subsidiaries and				—
intercompany	524,623	(447,851)	(76,772)	—
Other assets	255	1	—	256

Total assets	$658,904	104,946	(76,772)	687,078

Current portion of long-term debt	$159	132	—	291
Accounts payable and accrued expenses	11,735	2,030	—	13,765
Accrued interest	5,315	1	—	5,316
Deferred commitment fee	1,282	—	—	1,282

Current liabilities	18,491	2,163	—	20,654
Long-term debt	323,949	3,391	—	327,340
Deferred income taxes	8,265	22,620	—	30,885

Total liabilities	350,705	28,174	—	378,879
Common stock	6	1	(1)	6
Additional paid-in capital	435,522	94,691	(94,691)	435,522
Accumulated deficit	(127,329)	(17,920)	17,920	(127,329)

Stockholders’ equity	308,199	76,772	(76,772)	308,199

Total liabilities and stockholders’ equity	$658,904	104,946	(76,772)	687,078

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 29, 2002

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Balance Sheets	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$69,253	2,177	—	71,430
Receivable, net	23,837	1,679	—	25,516
Other current assets	1,875	377	—	2,252

Current assets	94,965	4,233	—	99,198
Property and equipment, net	17,005	7,477	—	24,482
Intangible assets	66,189	436,455	—	502,644
Deferred financing costs, net	8,759	—	—	8,759
Investment in subsidiaries and intercompany	428,740	(371,554)	(57,186)	—
Other assets	200	1	—	201

Total assets	$615,858	76,612	(57,186)	635,284

Current portion of long-term debt	$62	146	—	208
Accounts payable and accrued expenses	12,333	3,358	—	15,691
Accrued interest	5,226	—	—	5,226
Deferred commitment fee	581	—	—	581

Current liabilities	18,202	3,504	—	21,706
Long-term debt	324,857	3,245	—	328,102
Deferred income taxes	45,374	12,677	—	58,051

Total liabilities	388,433	19,426	—	407,859
Common stock	6	1	(1)	6
Additional paid-in capital	444,594	94,691	(94,691)	444,594
Accumulated deficit	(217,175)	(37,506)	37,506	(217,175)

Stockholders’ equity	227,425	57,186	(57,186)	227,425

Total liabilities and stockholders’ equity	$615,858	76,612	(57,186)	635,284

	For the fiscal year ended September 24, 2000

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Statement of Operations	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$112,454	8,786	—	121,240
Station operating expenses	47,209	8,872	—	56,081
Corporate expenses	20,730	322	(322)	20,730
Depreciation and amortization	2,039	11,081	—	13,120

Operating income (loss) from continuing operations	42,476	(11,489)	322	31,309
Interest expense, net	(16,141)	(3,354)	—	(19,495)
Other income (expense), net	(7,957)	7,977	(322)	(302)
Equity in net loss of subsidiaries	6,921	—	(6,921)	—
Income tax expense (benefit)	4,880	55	—	4,935
Discontinued operations, net of tax	(32)	—	—	(32)
Extraordinary item, net of tax	(17,151)	—	—	(17,151)

Net (loss) income	$(10,606)	(6,921)	6,921	(10,606)

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the fiscal year ended September 30, 2001

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Statement of Operations	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$117,752	12,796	—	130,548
Station operating expenses	69,169	11,553	—	80,722
Corporate expenses	10,515	480	(480)	10,515
Depreciation and amortization	1,429	16,242	—	17,671

Operating income (loss) from continuing operations	36,639	(15,479)	480	21,640
Interest expense, net	(25,045)	(5,497)	—	(30,542)
Other income (expense), net	(10,972)	11,949	(480)	497
Equity in net loss of subsidiaries	8,523	—	(8,523)	—
Income tax expense (benefit)	(2,706)	(504)	—	(3,210)
Discontinued operations, net of tax	(497)	—	—	(497)
Extraordinary item, net of tax	(1,896)	—	—	(1,896)

Net (loss) income	$(7,588)	(8,523)	8,523	(7,588)

	For the three-month transitional period December 30, 2001

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Statement of Operations	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$30,038	2,992	—	33,030
Station operating expenses	18,664	1,656	—	20,320
Corporate expenses	2,387	120	(120)	2,387
Depreciation and amortization	337	4,193	—	4,530

Operating income (loss) from continuing operations	8,650	(2,977)	120	5,793
Interest expense, net	(6,820)	(1,377)	—	(8,197)
Other income (expense), net	(2,297)	3,067	(120)	650
Equity in net loss of subsidiaries	1,344	—	(1,344)	—
Income tax expense (benefit)	(690)	57	—	(633)
Discontinued operations, net of tax	(106)	—	—	(106)

Net (loss) income	$(1,227)	(1,344)	1,344	(1,227)

SPANISH BROADCASTING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the fiscal year ended December 29, 2002

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Statement of Operations	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$128,798	11,447	—	140,245
Station operating expenses	72,339	8,941	—	81,280
Corporate expenses	13,546	480	(480)	13,546
Depreciation and amortization	2,315	690	—	3,005

Operating income from continuing operations	40,598	1,336	480	42,414
Interest expense, net	(28,745)	(5,373)	—	(34,118)
Other income (expense), net	(242)	2	(480)	(720)
Equity in net loss of subsidiaries	19,586	—	(19,586)	—
Income tax expense (benefit)	53,227	636	—	53,863
Discontinued operations, net of tax	1,729	—	—	1,729
Cumulative effect of a change in accounting principle, net of tax	30,373	14,915	—	45,288

Net (loss) income	$(89,846)	(19,586)	19,586	(89,846)

	For the fiscal year ended September 24, 2000

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Statement of Cash Flows	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$29,953	(1,281)	—	28,672

Cash flows from investing activities	$(203,059)	(1,991)	—	(205,050)

Cash flows from financing activities	$218,123	839	—	218,962

	For the fiscal year ended September 30, 2001

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Statement of Cash Flows	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$14,801	2,222	—	17,023

Cash flows from investing activities	$(33,552)	(1,629)	—	(35,181)

Cash flows from financing activities	$18,614	(115)	—	18,499

	For the three-month transitional period
	December 30, 2001

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Statement of Cash Flows	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(8,947)	1,570	—	(7,377)

Cash flows from investing activities	$(916)	79	—	(837)

Cash flows from financing activities	$(15)	(31)	—	(46)

	For the fiscal year ended December 29, 2002

	Parent and	Non-
Condensed Consolidating	Guarantor	Guarantor
Statement of Cash Flows	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$11,023	(357)	—	10,666

Cash flows from investing activities	$9,497	(232)	—	9,265

Cash flows from financing activities	$(8)	(133)	—	(141)

SPANISH BROADCASTING SYSTEMS, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE — VALUATION AND QUALIFYING ACCOUNTS

Fiscal years ended September 24, 2000 and September 30, 2001, for the three-month transitional period December 30, 2001
and for the fiscal year ended December 29, 2002

(In thousands)

	Column B
	Balance				Column E
	beginning of	Charged to cost	Charged to	Column D	Balance at
Column A Description	period	and expense	other accounts	deductions(1)	end of period

Fiscal year ended September 24, 2000:
Allowance for doubtful accounts	$6,366	4,077	—	2,361	8,082
Valuation allowance on deferred taxes	$17,396	—	—	—	17,396
Fiscal year ended September 30, 2001:
Allowance for doubtful accounts	$8,082	4,587	—	2,849	9,820
Valuation allowance on deferred taxes	$17,396	—	—	—	17,396
Three-month transitional period December 30, 2001:
Allowance for doubtful accounts	$9,820	1,725	—	256	11,289
Valuation allowance on deferred taxes	$17,396	—	—	—	17,396
Fiscal year ended December 29, 2002:
Allowance for doubtful accounts	$11,289	(1,488)	—	1,286	8,515
Valuation allowance on deferred taxes	$17,396	49,730	—	—	67,126

(1)	Write-offs, net of recoveries.

b. Exhibits

3.1	—	Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).

4.2	—	Certificate of Designation filed as Exhibit A to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).

4.3	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchaser’s named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4, the “1994 Registration Statement”).

4.4	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.5	—	Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.7	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.8	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

10.1	—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).

10.2	—	National Radio Sales Representation Agreement dated as of February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current Report).

10.3	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).

10.4	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).

10.5	—	Employment Agreement dated February 5, 1997 between Carey Davis and the Company (incorporated by reference to the Company’s 1999 Registration Statement).

10.6	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).

10.7	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Luis Díaz-Albertini (incorporated by reference to the Company’s 1999 Registration Statement).

10.8	—	Employment Agreement, dated April 1, 1999, between Spanish Broadcasting System of Greater Miami, Inc. and Jesús Salas (incorporated by reference to the Company’s 1999 Registration Statement).

10.9	—	Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).

10.10	—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-J (incorporated by reference to the 1996 Current Report).

10.11	—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

10.12	—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).

10.13	—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).

10.14	—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).

10.15	—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).

10.16	—	Agreement of Lease dated as of March 1, 1996. No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).

10.17	—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).

10.18	—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).

10.19	—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).

10.20	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.21	—	Indemnification Agreement with Román Martínez IV dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.22	—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.23	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).

10.24	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).

10.25	—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).

10.26	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

10.27	—	Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 of the Company’s Amended Quarterly Report).

10.28	—	Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio, Inc., a Delaware corporation and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, dated August 9, 2000 (the “Company’s 2000 Quarterly Report”)).

10.29	—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”).

10.30	—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).

10.31	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).

10.32	—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).

10.33	—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).

10.34	—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).

10.35	—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the Foursquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).

10.36	—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).

10.37	—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).

10.38	—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).

10.39	—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).

10.40	—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).

10.41	—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

10.42	—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).

10.43	—	Indemnification Agreement with Castor Fernandez dated as of August 9, 2001 (incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K filed December 31, 2002).

10.44	—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed December 31, 2002).

10.45	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed December 31, 2002).

10.46	—	Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Castor Fernandez (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.47	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.48	—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).

10.49	—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).

10.50	—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).

10.51	—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).

10.52	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).

10.53	—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision - Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.54	—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.55	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.56	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.57	—	Stock Option Agreement dated as of August 30, 2002 between the Company and William B. Tanner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).

10.58	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).

10.59	—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C.

10.60	—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer.

10.61	—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C.

21.1	—	List of Subsidiaries of the Company.

99.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

      We did not file any current reports on Form 8-K during the last quarter of fiscal year 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

Spanish Broadcasting System, Inc.

By:	/s/ RAÚL ALARCÓN, JR.

Name: Raúl Alarcón, Jr.
Title: Chairman of the Board of Directors, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2003.

Signature

/s/ RAÚL ALARCÓN, JR. Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)

/s/ JOSEPH A. GARCíA Joseph A. García	Executive Vice President, Chief Financial Officer, and Secretary (principal financial and accounting officer)

/s/ PABLO RAÚL ALARCÓN, SR. Pablo Raúl Alarcón, Sr.	Director

/s/ JASON L. SHRINSKY Jason L. Shrinsky	Director

/s/ CARL PARMER Carl Parmer	Director

CERTIFICATIONS

I, Raúl Alarcón, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of Spanish Broadcasting System, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ RAÚL ALARCÓN, JR. ----------------------------------------------------- Name: Raúl Alarcón, Jr. Title: Chairman of the Board of Directors, Chief Executive Officer and President

I, Joseph A. García, certify that:

      1. I have reviewed this annual report on Form 10-K of Spanish Broadcasting System, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ JOSEPH A. GARCíA ----------------------------------------------------- Name: Joseph A. García Title: Chief Financial Officer, Executive Vice President and Secretary

EXHIBIT INDEX

Exhibits

3.1	—	Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit 3.1 is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).

4.2	—	Certificate of Designation filed as Exhibit A to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).

4.3	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchaser s named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4, the “1994 Registration Statement”).

4.4	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.5	—	Second Supplemental Indenture dated as of March 21, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.7	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.8	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

10.1	—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).

10.2	—	National Radio Sales Representation Agreement dated as of February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current Report).

10.3	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).

10.4	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).

10.5	—	Employment Agreement dated February 5, 1997 between Carey Davis and the Company (incorporated by reference to the Company’s 1999 Registration Statement).

10.6	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).

10.7	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Luis Díaz-Albertini (incorporated by reference to the Company’s 1999 Registration Statement).

10.8	—	Employment Agreement, dated April 1, 1999, between Spanish Broadcasting System of Greater Miami, Inc. and Jesús Salas (incorporated by reference to the Company’s 1999 Registration Statement).

10.9	—	Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the Current Report).

10.10	—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-J (incorporated by reference to the 1996 Current Report).

10.11	—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

10.12	—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).

10.13	—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).

10.14	—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).

10.15	—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).

10.16	—	Agreement of Lease dated as of March 1, 1996. No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).

10.17	—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).

10.18	—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).

10.19	—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).

10.20	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.21	—	Indemnification Agreement with Román Martínez IV dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.22	—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.23	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).

10.24	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).

10.25	—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).

10.26	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

10.27	—	Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 of the Company’s Amended Quarterly Report).

10.28	—	Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio, Inc., a Delaware corporation and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, dated August 9, 2000 (the “Company’s 2000 Quarterly Report”)).

10.29	—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”).

10.30	—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).

10.31	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).

10.32	—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).

10.33	—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).

10.34	—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).

10.35	—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the Foursquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).

10.36	—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).

10.37	—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).

10.38	—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).

10.39	—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).

10.40	—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).

10.41	—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

10.42	—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).

10.43	—	Indemnification Agreement with Castor Fernandez dated as of August 9, 2001 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.44	—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.45	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.46	—	Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Castor Fernandez (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.47	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.48	—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).

10.49	—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).

10.50	—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).

10.51	—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).

10.52	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).

10.53	—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision - Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.54	—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.55	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.56	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.57	—	Stock Option Agreement dated as of August 30, 2002 between the Company and William B. Tanner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).

10.58	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).

10.59	—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C.

10.60	—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer.

10.61	—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C.

21.1	—	List of Subsidiaries of the Company.

99.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.