Form 10-Q
period 2003-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2003-05-15
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(305) 441-6901

(Registrant’s telephone number, including area code)

Former fiscal year:

Last Sunday in December of each calendar year
(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2003, 37,076,655 shares of Class A common stock, par value $.0001 per share, and 27,605,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

INDEX
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.4 Warrant dated 3/31/03
EX-10.5 Warrant dated 4/30/03
EX-99.1 Certification of CEO
EX-99.2 Certification of CFO

SPANISH BROADCASTING SYSTEM, INC.

INDEX

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited	2
	Unaudited Condensed Consolidated Balance Sheets as of December 29, 2002 and March 31, 2003	2
	Unaudited Condensed Consolidated Statements of Operations for the Three-Months Ended March 31, 2002 and 2003	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2002 and 2003	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
ITEM 2.	Changes in Securities and Use of Proceeds	21
ITEM 6.	Exhibits and Reports on Form 8-K	22

Part I. — FINANCIAL INFORMATION

Item 1.     Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 29, 2002	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$71,430	$65,078
Receivables, net	25,516	20,912
Other current assets	2,252	2,115

Total current assets	99,198	88,105
Property and equipment, net	24,482	24,974
Intangible assets	502,644	517,794
Deferred financing costs, net	8,759	8,438
Other assets	201	1,303

Total assets	$635,284	$640,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$208	$213
Accounts payable and accrued expenses	15,691	16,091
Accrued interest	5,226	13,376
Deferred commitment fee	581	405

Total current liabilities	21,706	30,085
9 5/8% senior subordinated notes, net	324,154	324,415
Other long-term debt, less current portion	3,948	3,893
Deferred income taxes	58,051	55,254

Total liabilities	407,859	413,647

Stockholders’ equity:
Class A common stock, $.0001 par value. Authorized 100,000,000 shares; 37,076,655 shares issued and outstanding at December 29, 2002 and March 31, 2003	3	3
Class B common stock, $.0001 par value. Authorized 50,000,000 shares; 27,605,150 shares issued and outstanding at December 29, 2002 and March 31, 2003	3	3
Additional paid-in capital	444,594	444,937
Accumulated deficit	(217,175)	(217,976)

Total stockholders’ equity	227,425	226,967

Total liabilities and stockholders’ equity	$635,284	$640,614

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended

	March 31, 2002	March 31, 2003

Gross revenue	$32,592	$33,049
Less agency commissions	3,689	4,242

Net revenue	28,903	28,807

Operating expenses:
Engineering	934	985
Programming	4,200	5,468
Stock-based programming	—	343
Selling	9,557	8,020
General and administrative	3,214	3,626
Corporate expenses	2,862	4,489
Depreciation and amortization	732	743

	21,499	23,674

Operating income from continuing operations	7,404	5,133
Other (income) expenses:
Interest expense, net	8,511	8,627
Other, net	—	(26)

Loss from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	(1,107)	(3,468)
Income tax expense (benefit)	54,063	(2,667)

Loss from continuing operations before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle	(55,170)	(801)
Discontinued operations:
Loss from operations of discontinued station KTCY-FM, net of tax	(17)	—
Cumulative effect of a change in accounting principle for intangible assets, net of income tax benefit of $30.2 million	(45,288)	—

Net loss	$(100,475)	$(801)

Net loss per common share before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle:
Basic and Diluted	$(0.85)	$(0.01)
Net (loss) income per common share for discontinued operations
Basic and Diluted	$—	$—
Net loss per common share attributed to a cumulative effect of a change in accounting principle, net of tax:
Basic and Diluted	$(0.70)	$—

Net loss per common share:
Basic and Diluted	$(1.55)	$(0.01)

Weighted-average common shares outstanding:
Basic and Diluted	64,661	64,682

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2003

Cash flows from operating activities:
Net loss	$(100,475)	$(801)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	17	—
Stock-based programming expense	—	343
Cumulative effect of a change in accounting principle for intangible assets	75,480	—
Depreciation and amortization	732	743
Bad debt recoveries	(351)	(183)
Amortization of debt discount	231	261
Amortization of deferred financing costs	320	321
Deferred income taxes	23,830	(2,797)
Decrease in deferred commitment fee	(175)	(176)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in receivables	4,507	4,787
Decrease in other current assets	99	137
Decrease (increase) in other assets	11	(1,102)
Increase in accounts payable and accrued expenses	802	400
Increase in accrued interest	8,064	8,150

Net cash provided by continuing operations	13,092	10,083
Net cash provided by discontinued operations	249	—

Net cash provided by operating activities	13,341	10,083

Cash flows from investing activities:
Advances on purchase price of radio stations	(15,176)	(15,150)
Additions to property and equipment	(1,095)	(1,235)
Additions to property and equipment of discontinued operations	(3)	—

Net cash used in investing activities	(16,274)	(16,385)

Cash flows from financing activities:
Proceeds from Class A stock option exercised	77	—
Repayment of other long-term debt	(46)	(50)

Net cash provided by (used in) financing activities	31	(50)

Net decrease in cash and cash equivalents	(2,902)	(6,352)
Cash and cash equivalents at beginning of period	51,640	71,430

Cash and cash equivalents at end of period	$48,738	$65,078

Supplemental cash flow information:
Interest paid	$101	$142

Income taxes (received) paid	$(40)	$187

Non-cash financing and investing activities:
Issuance of warrants towards the acquisition of a radio station	$8,922	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

1.     Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 29, 2002 and March 31, 2003, and for the three-month periods ended March 31, 2002 and 2003 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended December 29, 2002 included in the Company’s fiscal year 2002 Annual Report on Form 10-K.

      Effective December 30, 2002, the Company changed its year-end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Pursuant to Securities and Exchange Commission Financial Reporting Release No. 35, such change is not deemed a change in fiscal year for financial reporting purposes and the Company is not required to file a separate transition report or to report separate financial information for the two-day period of December 30 and 31, 2002. Financial results for December 30 and 31, 2002 are included in the Company’s financial results for the first quarter ended March 31, 2003.

      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results for a full year.

2.     Financial Information for Guarantor and Non-Guarantor Subsidiaries

      Certain of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”) have guaranteed the Company’s 9 5/8% senior subordinated notes due 2009 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent is a holding company with no independent assets or operations other than its investments in its subsidiaries. In December 1999, the Company transferred the Federal Communications Commission (“FCC”) licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WZET-FM (formerly WSMA-FM and prior to that, WEGM-FM), WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. In addition, all FCC licenses acquired subsequent to December 1999 are held by special purpose subsidiaries and/or non-guarantor subsidiaries. All of the special purpose subsidiaries are non-guarantors of the 9 5/8% senior subordinated notes due 2009. Condensed

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidating unaudited financial information for the Company and its guarantor and non-guarantor subsidiaries is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$69,253	$2,177	$—	$71,430
Receivables, net	23,837	1,679	—	25,516
Other current assets	1,875	377	—	2,252

Total current assets	94,965	4,233	—	99,198
Property and equipment, net	17,005	7,477	—	24,482
Intangible assets	66,189	436,455	—	502,644
Deferred financing costs, net	8,759	—	—	8,759
Investment in subsidiaries and intercompany	428,740	(401,926)	(26,814)	—
Other assets	200	1	—	201

Total assets	$615,858	$46,240	$(26,814)	$635,284

Current portion of long-term debt	$62	$146	$—	$208
Accounts payable and accrued expenses	12,333	3,358	—	15,691
Accrued interest	5,226	—	—	5,226
Deferred commitment fee	581	—	—	581

Total current liabilities	18,202	3,504	—	21,706
Long-term debt	324,857	3,245	—	328,102
Deferred income taxes	45,374	12,677	—	58,051

Total liabilities	388,433	19,426	—	407,859

Common stock	6	1	(1)	6
Additional paid-in capital	444,594	94,691	(94,691)	444,594
Accumulated deficit	(217,175)	(67,878)	67,878	(217,175)

Total stockholders’ equity	227,425	26,814	(26,814)	227,425

Total liabilities and stockholders’ equity	$615,858	$46,240	$(26,814)	$635,284

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$62,387	$2,691	$—	$65,078
Receivables, net	19,683	1,229	—	20,912
Other current assets	1,785	330	—	2,115

Total current assets	83,855	4,250	—	88,105
Property and equipment, net	17,617	7,357	—	24,974
Intangible assets	81,795	435,999	—	517,794
Deferred financing costs, net	8,438	—	—	8,438
Investment in subsidiaries and intercompany	427,961	(402,321)	(25,640)	—
Other assets	1,302	1	—	1,303

Total assets	$620,968	$45,286	$(25,640)	$640,614

Current portion of long-term debt	$63	$150	$—	$213
Accounts payable and accrued expenses	12,478	3,613	—	16,091
Accrued interest	13,376	—	—	13,376
Deferred commitment fee	405	—	—	405

Total current liabilities	26,322	3,763	—	30,085
Long-term debt	325,102	3,206	—	328,308
Deferred income taxes	42,577	12,677	—	55,254

Total liabilities	394,001	19,646	—	413,647

Common stock	6	1	(1)	6
Additional paid-in capital	444,937	94,691	(94,691)	444,937
Accumulated deficit	(217,976)	(69,052)	69,052	(217,976)

Total stockholders’ equity	226,967	25,640	(25,640)	226,967

Total liabilities and stockholders’ equity	$620,968	$45,286	$(25,640)	$640,614

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$25,955	$2,948	$—	$28,903
Station operating expenses	15,855	2,050	—	17,905
Corporate expenses	2,862	120	(120)	2,862
Depreciation and amortization	542	190	—	732

Operating income	6,696	588	120	7,404
Interest expense, net	7,202	1,309	—	8,511
Other (income) expense, net	(119)	(1)	120	—
Equity in net loss of subsidiaries	48,735	—	(48,735)	—
Income tax expense	51,336	2,727	—	54,063
Discontinued operations, net of tax	(17)	—	—	(17)
Cumulative effect of a change in accounting principle, net of tax	—	(45,288)	—	(45,288)

Net loss	$(100,475)	$(48,735)	$48,735	$(100,475)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$26,374	$2,433	$—	$28,807
Station operating expenses	16,467	1,975	—	18,442
Corporate expenses	4,489	120	(120)	4,489
Depreciation and amortization	618	125	—	743

Operating income	4,800	213	120	5,133
Interest expense, net	7,287	1,340	—	8,627
Other (income) expense, net	(146)	—	120	(26)
Equity in net loss of subsidiaries	1,174	—	(1,174)	—
Income tax benefit	(2,714)	47	—	(2,667)

Net loss	$(801)	$(1,174)	$1,174	$(801)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$13,208	$133	$—	$13,341

Cash flows from investing activities	$(16,232)	$(42)	$—	$(16,274)

Cash flows from financing activities	$63	$(32)	$—	$31

	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$9,529	$554	$—	$10,083

Cash flows from investing activities	$(16,380)	$(5)	$—	$(16,385)

Cash flows from financing activities	$(15)	$(35)	$—	$(50)

3.     New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on December 30, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s condensed consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends FASB No. 13, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require that the Company’s extraordinary loss recognized on the extinguishments of debt in 2000 and 2001 be reclassified to income or loss from continuing operations in its condensed consolidated financial statements beginning in 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. The Company does not intend to change to the fair value method of accounting. The required

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expanded disclosure is included in the March 31, 2003 condensed consolidated financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company adopted FIN 46 on February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s condensed consolidated financial statements.

4.     Cumulative Effect of Accounting Change

      In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

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

      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subject to the transition provision of SFAS No. 142. The following table presents adjusted financial results for the three-month periods ended March 31, 2002 and 2003,

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, adjusting for the cumulative effect of accounting principle and the increase in the income tax valuation allowance upon adoption of SFAS No. 142 on December 31, 2001.

	Three Months Ended

	March 31,	March 31,
	2002	2003

	(In thousands, except per
	share data)

	(Unaudited)
Reported net loss:	$(100,475)	(801)
Add back: cumulative effect of accounting principle, net of tax(1)	45,288	—
Add back: income tax valuation allowance(2)	55,358	—

Adjusted net income (loss)	$171	(801)

Basic and diluted loss per share:
Reported net loss per share:	$(1.55)	—
Cumulative effect per share of a change in accounting principle, net of tax(1):	0.70	—
Income tax valuation allowance per share(2):	0.85	—

Adjusted net loss per share:	$—	(0.01)

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

5.     Acquisitions

      On December 31, 2002, we entered into an asset purchase agreement with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. On December 31, 2002, we also entered into a time brokerage agreement with Big City Radio-Chi, LLC pursuant to which we broadcast our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM from January 6, 2003 to April 4, 2003. On April 4, 2003, we completed the purchase of these stations. This acquisition was financed from cash on hand.

      On November 2, 2000, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with the International Church of the FourSquare Gospel (“ICFG”) to acquire the assets of radio station KXOL-FM (formerly KFSG-FM), serving Los Angeles, California, at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the “TBA”) and ICFG was permitted to broadcast its programming over radio stations KFSG-FM (currently KZAB-FM) and KFSB-

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FM (currently KZBA-FM) (the “93.5 TBA”). In connection with the Addendum to the Asset Purchase Agreement and the TBA, we made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

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

      Pursuant to the Second Amendment, on February 8, 2002, we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant.

      Under the Second Amendment, we must also grant to ICFG additional warrants if ICFG ceases to broadcast its programming under the 93.5 TBA. On February 28, 2003, ICFG ceased to broadcast its programming under the 93.5 TBA. Therefore, beginning on March 31, 2003, and on the last day of each calendar month thereafter, we are required to issue to ICFG warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such respective month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. The fair market value of these warrants, as calculated under the Black-Scholes option-pricing model, will be recorded as a programming expense. On March 31, 2003 and April 30, 2003, we granted ICFG a warrant exercisable for an aggregate of 100,000 shares of our Class A common stock at an exercise price of $6.14 and $7.67 per share, respectively. We assigned the warrants fair market values of approximately $0.3 million and $0.4 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market values of these warrants were recorded as a stock-based programming expense on the respective dates of grant.

      We intend to fund the acquisition of radio station KXOL-FM from a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

6.     Stock Options

      The Company accounts for its stock option plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at:

	March 31, 2002	March 31, 2003

Expected life	7 years	7 years
Dividends	None	None
Risk-free interest rate	4.93%	3.35%
Expected volatility	88%	86%

      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per common share would have been increased to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months Ended	Three-Months Ended
	March 31, 2002	March 31, 2003

Net loss applicable to common stockholders:
As reported	$(100,475)	$(801)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,332)	$(1,020)

Pro forma net loss	$(101,807)	$(1,821)

Net loss per common share:
As reported	$(1.55)	$(0.01)

Pro forma	$(1.57)	$(0.03)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses, for purposes of the computation of station operating income (formerly broadcast cash flow) and EBITDA, are compensation expenses, programming expenses, and advertising and promotional expenses. Our senior management strives to control these expenses as well as other expenses by working closely with local station management and others.

Non-GAAP Measures

      Station operating income consists of reported Generally Accepted Accounting Principles (GAAP) net revenue less station operating expenses. Station operating income replaces broadcast cash flow (BCF) as the metric used by management to assess the performance of its stations. Although it is calculated in the same manner as BCF, management believes that using the term “station operating income” provides a more accurate description of the performance measure. Station operating income margin consists of station operating income divided by net revenue. Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) consists of GAAP operating income from continuing operations excluding depreciation and amortization.

      Station operating income and EBITDA are not measures of performance or liquidity calculated in accordance with GAAP. However, the Company believes that these measures are useful in evaluating its performance because they reflect a measure of performance for its radio stations before considering costs and expenses related to its specific corporate and capital structure. These measures are widely used in the broadcast industry to evaluate a radio company’s operating performance and are used by management for internal budgeting purposes and to evaluate the performance of the Company’s radio stations. However, these measures should not be considered in isolation or as substitutes for operating income, net income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because station operating income and EBITDA are not calculated in accordance with GAAP, they are not necessarily comparable to similarly titled measures employed by other companies. Included below is a table that reconciles station operating income and EBITDA to GAAP reported unaudited operating income from continuing operations.

	Three Months
	Ended March 31,

	2002	2003

	(In thousands)
Reported net revenue	$28,903	$28,807
Less: Reported station operating expenses (Engineering, Programming, Selling and G & A expenses)	17,906	18,442

Station operating income (formerly broadcast cash flow)	10,997	10,365
Less: Reported corporate expenses	2,861	4,489

EBITDA	8,136	5,876
Less: Reported deprecation and amortization	732	743

Reported operating income from continuing operations	$7,404	$5,133

      AOL Barter Agreement. In fiscal year 2000, the Company entered into an advertising barter agreement with AOL Time Warner (“AOL”) whereby AOL agreed to provide a guaranteed minimum number of impressions to the Company on the AOL internet network over a two-year period in exchange for advertising time on certain of the Company’s stations. The aggregate fair value of the barter agreement was approximately $19.7 million. The barter agreement concluded in August 2002. To provide better comparability of net revenue, station operating expense and station operating income, the Company will discuss pro forma results excluding the prior year’s non-recurring and significant non-cash impact of the AOL barter agreement.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

      Net Revenue. Net revenue was $28.8 million for the three months ended March 31, 2003 compared to $28.9 million for the three months ended March 31, 2002, a decrease of $0.1 million. The net revenue decrease was generated by the decrease in barter revenue primarily related to the AOL barter agreement that concluded in August 2002. To provide better clarity on our net revenue, if the non-cash AOL barter revenue of $2.5 million is excluded from the prior year quarter ended March 31, 2002 results, pro forma net revenue actually increased by $2.4 million or 9.1%. The increase was due to the improvement in local and national sales in our Los Angeles, Miami and New York markets.

      Station Operating Expenses. Station operating expenses were $18.4 million for the three months ended March 31, 2003 compared to $17.9 million for the three months ended March 31, 2002, an increase of $0.5 million or 2.8%. The station operating expenses increase was offset by a decrease in barter expense primarily due to the conclusion of the AOL barter agreement in August 2002. To provide better clarity on our station operating expenses, if the non-cash AOL barter expense of $2.5 million is excluded from the prior year quarter ended March 31, 2002 results, pro forma station operating expenses actually increased by $3.0 million or 19.5%. The increase was primarily attributed to expenses related to the start-up stations in Chicago and Los Angeles which began operating on January 6, 2003 and March 1, 2003, respectively. These start-up stations had station operating expenses of $1.0 million. In addition, we granted ICFG a warrant exercisable for an aggregate of 100,000 shares of our Class A common stock with a fair market value of approximately $0.3 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as a non-cash programming expense.

      Station Operating Income. Station operating income was $10.4 million for the three months ended March 31, 2003 compared to $11.0 million for the three months ended March 31, 2002, a decrease of $0.6 million or 5.5%. Our station operating income margin decreased to 36% for the three months ended March 31, 2003 compared to 38% for the three months ended March 31, 2002. Station operating income and margin decreased as a result of the increase in station operating expenses due to the start-up stations and non-cash programming expense related to the warrant issuance.

      Corporate Expenses. Corporate expenses were $4.5 million for the three months ended March 31, 2003 compared to $2.9 million for the three months ended March 31, 2002, an increase of $1.6 million or 55.2%. The increase in corporate expenses resulted mainly from an increase in legal and professional fees, as well as insurance, including directors and officers insurance.

      EBITDA. EBITDA was $5.9 million for the three months ended March 31, 2003 compared to $8.1 million for the three months ended March 31, 2002, a decrease of $2.2 million or 27.2%. The decrease in EBITDA was attributed to the decrease in station operating income and the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for the three months ended March 31, 2003 and 2002.

      Operating Income from Continuing Operations. Operating income from continuing operations was $5.1 million for the three months ended March 31, 2003 compared to $7.4 million for the three months ended March 31, 2002, a decrease of $2.3 million or 31.1%. The decrease in operating income from continuing operations was caused by a decrease in EBITDA.

      Interest Expense, Net. Interest expense, net, was $8.6 million for the three months ended March 31, 2003 compared to $8.5 million for the three months ended March 31, 2002, an increase of $0.1 million or

1.2%. The increase in interest expense, net, was primarily due to one extra day of interest compared to the prior period.

      Income Taxes. Income tax benefit was $(2.7) million for the three months ended March 31, 2003 compared to an income tax expense of $54.1 million for the three months ended March 31, 2002. Income tax (benefit) expense of $(2.7) and $54.1 million were based on our high effective book tax rates for the 2003 and 2002 years, respectively. Our effective tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective tax rate reflects a full valuation allowance on our deferred tax assets.

      Discontinued Operations, Net of Taxes. Income on discontinued operations, net of taxes, was minimal for the three months ended March 31, 2002. The Company determined that the sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s operations as discontinued operations. Thus, KTCY-FM’s results from operations for the three months ended March 31, 2002 have been classified as discontinued operations.

      Cumulative Effect of a Change in Accounting Principle, Net of Taxes. For the three months ended March 31, 2003, the Company had no cumulative effect of a change in accounting principle. For the three months ended March 31, 2002, the Company had a cumulative effect of a change in accounting principle, net of taxes, non-cash transitional charge of $45.3 million. The Company adopted SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives, and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair value method. As a result of the adoption of this standard, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

      Net Loss. Net loss was $0.8 million for the three months ended March 31, 2003 compared to a net loss of $100.5 million for the three months ended March 31, 2002. The net loss for the three months ended March 31, 2003 was due to the decrease in EBITDA, offset by the income tax benefit based on our high effective book tax rate for the 2003 fiscal year. The net loss for the three months ended March 31, 2002 was due to the adoption of SFAS No. 142, which resulted in the $55.4 million non-cash charge to establish a valuation allowance on our deferred tax assets and the non-cash charge of $45.3 million related to the cumulative effect of a change in accounting principle, net of income tax benefit.

      The following table presents adjusted financial results for the three-month periods ended March 31, 2002 and 2003, respectively, adjusting for the cumulative effect of accounting principle and the increase in the income tax valuation allowance upon adoption of SFAS No. 142 on December 31, 2001.

	Three Months Ended

	March 31,	March 31,
	2002	2003

	(In thousands, except per
	share data)

	(Unaudited)
Reported net loss:	$(100,475)	(801)
Add back: cumulative effect of accounting principle, net of tax(1)	45,288	—
Add back: income tax valuation allowance(2)	55,358	—

Adjusted net income (loss)	$171	(801)

Basic and diluted loss per share:
Reported net loss per share:	$(1.55)	—
Cumulative effect per share of a change in accounting principle, net of tax(1):	0.70	—
Income tax valuation allowance per share(2):	0.85	—

Adjusted net loss per share:	$—	(0.01)

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

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

      Net cash flows provided by operating activities were $10.1 million for the three months ended March 31, 2003 compared to net cash flows provided by operating activities of $13.3 million for the three months ended March 31, 2002. Changes in our net cash flows from operating activities were primarily a result of changes in working capital balances and a decrease in operating income from continuing operations.

      Net cash flows used in investing activities were $16.4 million for the three months ended March 31, 2003 compared to net cash flows used in investing activities of $16.3 million for the three months ended March 31, 2002. Changes in our net cash flows from investing activities were primarily a result of an increase in capital expenditures for the three months ended March 31, 2003.

      Net cash flows used in financing activities were minimal for the three months ended March 31, 2003 and 2002.

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

      On December 31, 2002, we entered into an asset purchase agreement with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. On December 31, 2002, we also entered into a time brokerage agreement with Big City Radio-Chi, LLC pursuant to which we broadcast our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM from January 6, 2003 to April 4, 2003. On April 4, 2003, we completed the purchase of these stations. This acquisition was financed from cash on hand.

      On November 2, 2000, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with the International Church of the FourSquare Gospel (“ICFG”) to acquire the assets of radio station KXOL-FM (formerly KFSG-FM), serving Los Angeles, California, at a purchase price of $250.0 million and made a non-refundable deposit of $5.0 million to be credited towards the purchase price at closing. The Asset Purchase Agreement contains customary representations and warranties, and the closing of our acquisition is subject to the satisfaction of certain customary conditions, including receipt of regulatory approval from the Federal Communications Commission and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On March 13, 2001, we entered into an Addendum to the Asset Purchase Agreement and two Time Brokerage Agreements with ICFG pursuant to which we are permitted to broadcast our programming over radio station KXOL-FM (the “TBA”) and ICFG was permitted to broadcast its programming over radio stations KFSG-FM (currently KZAB-FM) and KFSB-FM (currently KZBA-FM) (the “93.5 TBA”). In connection with the Addendum to the Asset Purchase Agreement and the TBA, we made an additional non-refundable deposit of $20.0 million, which will be credited towards the purchase price at closing. On April 30, 2001, we commenced broadcasting our programming under the TBA and ICFG commenced broadcasting its programming under the 93.5 TBA.

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

      Pursuant to the Second Amendment, on February 8, 2002, we granted ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant will be exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant.

      Under the Second Amendment, we must also grant to ICFG additional warrants if ICFG ceases to broadcast its programming under the 93.5 TBA. On February 28, 2003, ICFG ceased to broadcast its programming under the 93.5 TBA. Therefore, beginning on March 31, 2003, and on the last day of each calendar month thereafter, we are required to issue to ICFG warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of such respective month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. The fair market value of these warrants, as calculated under the Black-Scholes option-pricing model, will be recorded as a programming expense. On March 31, 2003 and April 30, 2003, we granted ICFG a warrant exercisable for an aggregate of 100,000 shares of our Class A common stock at an exercise price of $6.14 and $7.67 per share, respectively. We assigned the warrants fair market values of approximately $0.3 million and $0.4 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market values of these warrants were recorded as a stock-based programming expense on the respective dates of grant.

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

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on December 30, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s condensed consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends FASB No. 13, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require that the Company’s extraordinary loss recognized on the extinguishments of debt in 2000 and 2001 be reclassified to income or loss from continuing operations in its condensed consolidated financial statements beginning in 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. The Company does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the March 31, 2003 condensed consolidated financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company adopted FIN 46 on February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s condensed consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our ability to finance the acquisition of KXOL-FM may be limited. In the event that we are unable to complete the acquisition under its current terms, we will lose the non-refundable deposits that we have made (except in the case of breach by ICFG);

•	If we complete our acquisition of KXOL-FM and/or acquire additional stations in the future, depending on the financing used to fund these acquisitions, interest expense and payments may increase;

•	Our most important operating assets are our intangible assets, principally consisting of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our results of operations and financial position;

•	Our broadcast revenue and operating results could be adversely affected by the current recession, or by another national or regional recession;

•	Our substantial level of debt could limit our ability to grow and compete;

•	Despite current indebtedness levels and limits imposed by our indentures on additional indebtedness, we and our subsidiaries are able to incur substantially more debt which could further limit our ability to grow and compete;

•	If any lender to us or our subsidiaries accelerates any debt, we and our subsidiaries may not have the resources to repay that debt. An event of default under any material debt instruments would harm our business and financial condition;

•	The terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility;

•	We have experienced net losses in the past and to the extent that we experience losses in the future, the market price of our common stock may be adversely affected which in turn may adversely affect our ability to raise capital;

•	A large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets and a significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations;

•	Loss of key personnel, including Raúl Alarcón, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer, could adversely affect our business;

•	We compete for advertising revenue with other broadcasting groups as well as other media groups, many of which have greater resources than we do;

•	Our growth depends upon successfully executing our acquisition strategy. We intend to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets, but we cannot assure you that our acquisition strategy will be successful;

•	Raúl Alarcón, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry for us to remain competitive;

•	Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses;

•	We may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets;

•	We have only two independent directors serving on our Audit Committee;

•	The market price of our shares of Class A common stock may fluctuate significantly; and

•	Current or future sales by existing or future stockholders could depress the market price of our Class A common stock.

      Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended September 30, 2001, for the three-month transitional period ended December 30, 2001, for the fiscal year ended December 29, 2002 and for the three-month period ended March 31, 2003. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

      We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. We do not have any variable rate debt or derivative financial or commodity instruments.

Item 4.	Controls and Procedures

      Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this quarterly report on Form 10-Q, that our disclosure controls and procedures under Rule 13a-14(c) of the Exchange Act are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

      On March 31, 2003 and April 30, 2003, we issued to the International Church of the FourSquare Gospel (“ICFG”) a warrant exercisable for an aggregate of 100,000 shares of our Class A common stock at an exercise price of $6.14 and $7.67 per share, respectively. We made these issuances pursuant to the terms of our amended time brokerage agreement with ICFG relating to radio station KXOL-FM as part of the consideration for our right to continue broadcasting our programming over KXOL-FM after ICFG ceased to broadcast its programming under a time brokerage agreement with us relating to radio stations KFSG-FM

(currently KZAB-FM) and KFSB-FM (currently KZBA-FM). These warrants are exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. To date, these warrants have not been exercised. We assigned the warrants fair market values of approximately $0.3 million and $0.4 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market values of these warrants were recorded as a programming expense on the respective dates of grant. We relied on Section 4(2) of the Securities Act of 1933, as amended, to claim exemption from registration for these issuances, as transactions not involving any public offering.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).
10.2	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.3	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).
10.4	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel.
10.5	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel.
99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

By:	/s/ JOSEPH A. GARCíA

Joseph A. García
Executive Vice President,
Chief Financial Officer and Secretary
(principal financial and accounting officer

and duly authorized officer of the registrant)

Date: May 15, 2003

CERTIFICATIONS

I, Raúl Alarcón, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Spanish Broadcasting System, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RAÚL ALARCÓN, JR.

Name: Raúl Alarcón, Jr.

Title:	Chairman of the Board of Directors,

Chief Executive Officer and President

Date: May 15, 2003

I, Joseph A. García, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Spanish Broadcasting System, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH A. GARCíA

Name: Joseph A. García

Title:	Chief Financial Officer,

Executive Vice President and Secretary

Date: May 15, 2003