Form 10-Q
period 2003-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2003-08-13
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2003, 37,079,655 shares of Class A common stock, par value $.0001 per share, and 27,605,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

PART I. — FINANCIAL INFORMATION

Item 1.     Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29, 2002	June 30, 2003

	(In thousands, except share
	information)
ASSETS
Current assets:
Cash and cash equivalents	$71,430	$31,681
Receivables, net	25,516	26,840
Other current assets	2,252	2,696

Total current assets	99,198	61,217
Property and equipment, net	24,482	25,944
Intangible assets	502,644	539,149
Deferred financing costs, net	8,759	8,118
Other assets	201	1,305

Total assets	$635,284	$635,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$208	$217
Accounts payable and accrued expenses	15,691	16,310
Accrued interest	5,226	5,403
Deferred commitment fee	581	230

Total current liabilities	21,706	22,160
9 5/8% senior subordinated notes, net	324,154	324,683
Other long-term debt, less current portion	3,948	3,837
Deferred income taxes	58,051	56,018

Total liabilities	407,859	406,698

Stockholders’ equity:
Class A common stock, $.0001 par value. Authorized 100,000,000 shares; 37,076,655 shares issued and outstanding at December 29, 2002 and June 30, 2003.	3	3
Class B common stock, $.0001 par value. Authorized 50,000,000 shares; 27,605,150 shares issued and outstanding at December 29, 2002 and June 30, 2003.	3	3
Additional paid-in capital	444,594	446,216
Accumulated deficit	(217,175)	(217,187)

Total stockholders’ equity	227,425	229,035

Total liabilities and stockholders’ equity	$635,284	$635,733

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003

	(In thousands, except per share data)
Gross revenue	$44,553	$43,725	$77,145	$76,774
Less agency commissions	5,170	5,716	8,859	9,958

Net revenue	39,383	38,009	68,286	66,816

Operating expenses:
Engineering	926	1,005	1,860	1,991
Programming	5,927	4,942	10,128	10,411
Stock-based programming	—	1,280	—	1,622
Selling	13,101	10,795	22,658	18,815
General and administrative	3,764	4,306	6,978	7,932
Corporate expenses	3,089	4,692	5,950	9,181
Depreciation and amortization	720	792	1,452	1,535

	27,527	27,812	49,026	51,487

Operating income from continuing operations	11,856	10,197	19,260	15,329
Other (income) expenses:
Interest expense, net	8,676	8,797	17,188	17,424
Other, net	(266)	(197)	(266)	(223)

Income (loss) from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	3,446	1,597	2,338	(1,872)
Income tax expense (benefit)	(9,407)	808	44,655	(1,860)

Income (loss) from continuing operations before discontinued operations, and cumulative effect of a change in accounting principle	12,853	789	(42,317)	(12)
Discontinued operations:
Loss from operations of discontinued station KTCY-FM, net of tax	(30)	—	(46)	—
Cumulative effect of a change in accounting principle for intangible assets, net of income tax benefit of $30.2 million	—	—	(45,288)	—

Net income (loss)	$12,823	$789	$(87,651)	$(12)

Net income (loss) per common share before discontinued operations, and cumulative effect of a change in accounting principle:
Basic and Diluted	$0.20	$0.01	$(0.65)	$—
Net (loss) income per common share for discontinued operations
Basic and Diluted	$—	$—	$—	$—
Net loss per common share attributed to a cumulative effect of a change in accounting principle, net of tax:
Basic and Diluted	$—	$—	$(0.70)	$—

Net income (loss) per common share:
Basic and Diluted	$0.20	$0.01	$(1.35)	$—

Weighted-average common shares outstanding:
Basic	64,672	64,682	64,666	64,682

Diluted	65,606	64,786	64,666	64,682

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(87,651)	$(12)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	46	—
Stock-based programming expense	—	1,622
Cumulative effect of a change in accounting principle for intangible assets	75,480	—
Loss on disposal of assets	21	—
Depreciation and amortization	1,452	1,535
Bad debt recoveries	(273)	(391)
Amortization of debt discount	470	529
Amortization of deferred financing costs	640	641
Increase (decrease) in deferred income taxes	13,972	(2,033)
Decrease in deferred commitment fee	(351)	(351)
Changes in operating assets and liabilities, net of acquisitions:
Increase in receivables	(2,336)	(933)
Decrease (increase) in other current assets	503	(444)
Increase in other assets	(16)	(1,104)
Increase in accounts payable and accrued expenses	1,025	619
Increase in accrued interest	87	177

Net cash provided by (used in) continuing operations	3,069	(145)
Net cash provided by discontinued operations	440	—

Net cash provided by (used in) operating activities	3,509	(145)

Cash flows from investing activities:
Advances on purchase price of radio station	(15,206)	(15,156)
Acquisition of radio stations	—	(22,356)
Additions to property and equipment	(2,419)	(1,990)
Additions to property and equipment of discontinued operations	(3)	—

Net cash used in investing activities	(17,628)	(39,502)

Cash flows from financing activities:
Proceeds from Class A stock option exercised	99	—
Repayment of other long-term debt	(193)	(102)

Net cash used in financing activities	(94)	(102)

Net decrease in cash and cash equivalents	(14,213)	(39,749)
Cash and cash equivalents at beginning of period	51,640	71,430

Cash and cash equivalents at end of period	$37,427	$31,681

Supplemental cash flow information:
Interest paid	$16,330	$16,417

Income taxes (received) paid	$(39)	$187

Non-cash financing and investing activities:
Issuance of warrants towards the acquisition of a radio station	$8,922	$—

Accrued commission on purchase of radio station	$1,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.     Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 29, 2002 and June 30, 2003, and for the three and six-month periods ended June 30, 2002 and 2003 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended December 29, 2002 included in the Company’s fiscal year 2002 Annual Report on Form 10-K.

      Effective December 30, 2002, the Company changed its year-end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Pursuant to Securities and Exchange Commission Financial Reporting Release No. 35, such change is not deemed a change in fiscal year for financial reporting purposes and the Company is not required to file a separate transition report or to report separate financial information for the two-day period of December 30 and 31, 2002. Financial results for December 30 and 31, 2002 are included in the Company’s financial results for the six-month period ended June 30, 2003.

      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results for a full year.

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

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$28,905	$2,776	$—	$31,681
Receivables, net	25,374	1,466	—	26,840
Other current assets	2,409	287	—	2,696

Total current assets	56,688	4,529	—	61,217
Property and equipment, net	18,709	7,235	—	25,944
Intangible assets	81,801	457,348	—	539,149
Deferred financing costs, net	8,118	—	—	8,118
Investment in subsidiaries and intercompany	450,383	(425,620)	(24,763)	—
Other assets	1,304	1	—	1,305

Total assets	$617,003	$43,493	$(24,763)	$635,733

Current portion of long-term debt	$64	$153	$—	$217
Accounts payable and accrued expenses	13,576	2,734	—	16,310
Accrued interest	5,403	—	—	5,403
Deferred commitment fee	230	—	—	230

Total current liabilities	19,273	2,887	—	22,160
Long-term debt	325,354	3,166	—	328,520
Deferred income taxes	43,341	12,677	—	56,018

Total liabilities	387,968	18,730	—	406,698

Common stock	6	1	(1)	6
Additional paid-in capital	446,216	94,691	(94,691)	446,216
Accumulated deficit	(217,187)	(69,929)	69,929	(217,187)

Total stockholders’ equity	229,035	24,763	(24,763)	229,035

Total liabilities and stockholders’ equity	$617,003	$43,493	$(24,763)	$635,733

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$36,398	$2,985	$—	$39,383
Station operating expenses	21,508	2,210	—	23,718
Corporate expenses	3,089	120	(120)	3,089
Depreciation and amortization	564	156	—	720

Operating income	11,237	499	120	11,856
Interest expense, net	7,307	1,369	—	8,676
Other (income) expense, net	(385)	(1)	120	(266)
Equity in net loss of subsidiaries	869	—	(869)	—
Income tax benefit	(9,407)	—	—	(9,407)
Loss from discontinued operations, net of tax	(30)	—	—	(30)

Net income (loss)	$12,823	$(869)	$869	$12,823

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$35,099	$2,910	$—	$38,009
Station operating expenses	20,168	2,160	—	22,328
Corporate expenses	4,692	120	(120)	4,692
Depreciation and amortization	667	125	—	792

Operating income	9,572	505	120	10,197
Interest expense, net	7,459	1,338	—	8,797
Other (income) expense, net	(318)	1	120	(197)
Equity in net loss of subsidiaries	878	—	(878)	—
Income tax expense	764	44	—	808

Net income (loss)	$789	$(878)	$878	$789

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$62,353	$5,933	$—	$68,286
Station operating expenses	37,364	4,260	—	41,624
Corporate expenses	5,950	240	(240)	5,950
Depreciation and amortization	1,106	346	—	1,452

Operating income	17,933	1,087	240	19,260
Interest expense, net	14,510	2,678	—	17,188
Other (income) expense, net	(504)	(2)	240	(266)
Equity in net loss of subsidiaries	46,877	—	(46,877)	—
Income tax expense	44,655	—	—	44,655
Loss from discontinued operations, net of tax	(46)	—	—	(46)
Cumulative effect of a change in accounting principle, net of tax	—	(45,288)	—	(45,288)

Net loss	$(87,651)	$(46,877)	$46,877	$(87,651)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$61,473	$5,343	$—	$66,816
Station operating expenses	36,636	4,135	—	40,771
Corporate expenses	9,181	240	(240)	9,181
Depreciation and amortization	1,285	250	—	1,535

Operating income	14,371	718	240	15,329
Interest expense, net	14,747	2,677	—	17,424
Other (income) expense, net	(464)	1	240	(223)
Equity in net loss of subsidiaries	2,051	—	(2,051)	—
Income tax benefit	(1,951)	91	—	(1,860)

Net loss	$(12)	$(2,051)	$2,051	$(12)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$4,051	$(542)	$—	$3,509

Cash flows from investing activities	$(17,586)	$(42)	$—	$(17,628)

Cash flows from financing activities	$(29)	$(65)	$—	$(94)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(824)	$679	$—	$(145)

Cash flows from investing activities	$(39,494)	$(8)	$—	$(39,502)

Cash flows from financing activities	$(31)	$(71)	$—	$(102)

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

compensation. The Company does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the June 30, 2003 condensed consolidated financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company adopted FIN 46 on February 1, 2003. The adoption of FIN 46 did not effect the Company’s condensed consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 will have no impact on the Company’s condensed consolidated financial statements.

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

      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subject to the transition provision of SFAS No. 142. The following table presents adjusted financial results for the six-month periods ended June 30, 2002 and 2003, respectively, adjusting for the cumulative effect of accounting principle and the increase in the income tax valuation allowance upon adoption of SFAS No. 142 on December 31, 2001.

	Six Months Ended

	June 30,	June 30,
	2002	2003

	(In thousands, except
	per share data)
	(Unaudited)
Reported net loss:	$(87,651)	$(12)
Add back: cumulative effect of a change in accounting principle, net of tax(1)	45,288	—
Add back: income tax valuation allowance(2)	55,358	—

Adjusted net income (loss)	$12,995	(12)

Basic and diluted loss per share:
Reported net loss per share:	$(1.35)	—
Cumulative effect per share of a change in accounting principle, net of tax(1):	0.70	—
Income tax valuation allowance per share(2):	0.86	—

Adjusted net income per share:	$0.21	$—

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

5.     Acquisitions

      On December 31, 2002, we entered into an asset purchase agreement with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market. Additionally, we entered into a time brokerage agreement with Big City Radio-Chi, LLC pursuant to which we broadcasted our programming over these radio stations from January 6, 2003 to April 4, 2003 and paid a total of $0.4 million in time brokerage fees. On April 4, 2003, we completed the purchase of these stations for total consideration of $22.4 million consisting of $21.4 million of intangible asset and property and equipment of $1.0 million. This acquisition was financed from cash on hand.

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

      On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the “Second Amendment”). The Second Amendment extended the deadline for closing under the amended Asset Purchase Agreement (the “KXOL Closing”) to December 31, 2003. The KXOL Closing is subject to acceleration if we sell all of five specified stations (including KTCY-FM which was sold on August 23, 2002), during the term of the TBA. Pursuant to the Second Amendment, we made additional non-refundable deposits of $15.0 million, $5.0 million and $15.0 million on March 12, 2002, September 27, 2002 and March 12, 2003, respectively. All payments are non-refundable (except in the case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing. In accordance with the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement.

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

      Under the Second Amendment, we must also grant to ICFG additional warrants as a result of ICFG’s ceasing to broadcast its programming under the 93.5 TBA on February 28, 2003. Beginning on March 31, 2003, and on the last day of each calendar month thereafter, we are required to issue to ICFG warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of each respective month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. The fair market value of these warrants, as calculated under the Black-Scholes option-pricing model, will be recorded as a stock-based programming expense. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003 and July 31, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 500,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08 and $8.17 per share, respectively. We assigned each warrant a fair market value of approximately $0.3 million, $0.4 million, $0.4 million, $0.4 million, and $0.4 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant.

      We intend to fund the acquisition of radio station KXOL-FM through a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

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

	June 30, 2002	June 30, 2003

Expected life	7 years	7 years
Dividends	None	None
Risk-free interest rate	4.93%	3.37%
Expected volatility	88%	86%

      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net income (loss) applicable to common stockholders and net income (loss) per common share would have been increased to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months	Three-Months	Six-Months	Six-Months
	Ended June 30, 2002	Ended June 30, 2003	Ended June 30, 2002	Ended June 30, 2003

Net income (loss) applicable to common stockholders:
As reported	$12,823	$789	$(87,651)	$(12)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,338)	(1,006)	(2,670)	(2,026)

Pro forma net income (loss)	$11,485	$(217)	$(90,321)	$(2,038)

Net income (loss) per common share:
As reported: Basic and Diluted	$0.20	$0.01	$(1.35)	$—

Pro forma: Basic and Diluted	$0.18	$—	$(1.40)	$(0.03)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses, for purposes of the computation of station operating income (formerly broadcast cash flow) and Adjusted EBITDA, are compensation expenses, programming expenses, and advertising and promotional expenses. Our senior management strives to control these expenses, as well as other expenses, by working closely with local station management and others.

Non-GAAP Measures

      Station operating income consists of reported Generally Accepted Accounting Principles (GAAP) operating income from continuing operations before corporate expenses and deprecation and amortization. Station operating income replaces broadcast cash flow (BCF) as the metric used by management to assess the performance of its stations. Although it is calculated in the same manner as BCF, management believes that using the term “station operating income” provides a more accurate description of the performance measure. Station operating income margin consists of station operating income divided by net revenue. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) consists of GAAP operating income from continuing operations excluding depreciation and amortization.

      Station operating income and Adjusted EBITDA are not measures of performance or liquidity calculated in accordance with GAAP. However, the Company believes that these measures are useful in evaluating its performance because they reflect a measure of performance for its radio stations before considering costs and expenses related to our specific corporate and capital structure. These measures are widely used in the broadcast industry to evaluate a radio company’s operating performance and are used by management for internal budgeting purposes and to evaluate the performance of the Company’s radio stations. However, these measures should not be considered in isolation or as substitutes for operating income, net income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because station operating income and Adjusted EBITDA are not calculated in accordance with GAAP, they are not necessarily comparable to similarly titled measures employed by other companies. Included below is a table that reconciles station operating income and Adjusted EBITDA to GAAP reported unaudited operating income from continuing operations and net income (loss).

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

	(In thousands)
Reported net revenue	$39,383	$38,009	$68,286	$66,816
Reported station operating expenses (Engineering, Programming, Selling and G & A expenses)	23,718	22,328	41,624	40,771

Station operating income (formerly broadcast cash flow)	15,665	15,681	26,662	26,045
Reported corporate expenses	3,089	4,692	5,950	9,181

Adjusted EBITDA	12,576	10,989	20,712	16,864
Reported depreciation and amortization	720	792	1,452	1,535

Reported operating income from continuing operations	11,856	10,197	19,260	15,329

Reported interest expense, net	8,676	8,797	17,188	17,424
Reported other (income), net	(266)	(197)	(266)	(223)
Reported income tax expense (benefit)	(9,407)	808	44,655	(1,860)
Reported discontinued operations, net	(30)	—	(46)	—
Reported cumulative effect of a change in accounting principle, net	—	—	(45,288)	—

Net income (loss)	$12,823	$789	$(87,651)	$(12)

      AOL Barter Agreement. In fiscal year 2000, the Company entered into a barter agreement for advertising with AOL Time Warner (“AOL”) whereby AOL agreed to provide a guaranteed minimum number of impressions to the Company on the AOL internet network over a two-year period in exchange for advertising time on certain of the Company’s stations. The aggregate fair value of the barter agreement was approximately $19.7 million. The barter agreement concluded in August 2002. To provide better comparability of net revenue, station operating expenses and station operating income, the Company will also discuss pro forma results excluding the prior year’s non-recurring and significant non-cash impact of the AOL barter agreement.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002.

      Net Revenue. Net revenue was $38.0 million for the three months ended June 30, 2003 compared to $39.4 million for the three months ended June 30, 2002, a decrease of $1.4 million or 3.6%. The net revenue decrease was due to the decrease in barter revenue primarily related to the AOL barter agreement that concluded in August 2002. To provide better comparability on our net revenue, if the non-cash AOL barter revenue of $2.3 million is excluded from the prior year’s three months ended June 30, 2002 results, pro forma net revenue actually increased by $0.9 million or 2.4%. This pro forma net revenue increase was due to the double-digit growth in local and national sales in our Los Angeles market excluding net revenue from start-up stations KZAB-FM and KZBA-FM. In addition, the start-up stations in Chicago and Los Angeles which began operating on January 6, 2003 and March 1, 2003, respectively, generated a combined net revenue of $0.8 million. Offsetting these increases was the decrease in promotional events held in the New York and Miami markets.

      Station Operating Expenses. Station operating expenses were $22.3 million for the three months ended June 30, 2003 compared to $23.7 million for the three months ended June 30, 2002, a decrease of $1.4 million or 5.9%. The decrease in station operating expenses was caused by the decrease in barter expense related to the conclusion of the AOL barter agreement in August 2002. To provide better comparability on our station operating expenses, if the non-cash AOL barter expense of $2.4 million is excluded from the prior year’s three months ended June 30, 2002 results, pro forma station operating expenses increased by $1.0 million or 4.7%. The pro forma station operating expenses increase was primarily attributed to the start-up stations in Chicago and Los Angeles, which had combined station operating expenses of $1.2 million. In addition, we granted ICFG three warrants each exercisable for 100,000 shares (an aggregate of 300,000 shares) of our Class A common stock with a total fair market value of approximately $1.3 million. The fair market value was calculated based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and was recorded as a non-cash programming expense in the three months ended June 30, 2003. Excluding prior quarter’s AOL barter expense of $2.4 million and the current quarter’s start-up station’s operating expenses of $1.2 million and non-cash programming (warrant) expense of $1.3 million, as adjusted station operating expenses decreased $1.5 million or 7.0% from $21.3 million to $19.8 million mainly due to reduced advertising and promotional events.

      Station Operating Income. Station operating income was $15.7 million for the three months ended June 30, 2003 and 2002. Our station operating income margin increased to 41.3% for the three months ended June 30, 2003 compared to 39.8% for the three months ended June 30, 2002. To provide better comparability on our station operating income margin, if the non-cash AOL barter revenue and expenses of $2.3 million and $2.4 million, respectively, are excluded from the prior year’s three months ended June 30, 2002 results, pro forma station operating income margin actually decreased from 42.6% to 41.3%. The pro forma station operating income margin decrease was primarily attributed to the station operating losses generated by the start-up stations and non-cash programming expense related to the warrant issuances.

      Corporate Expenses. Corporate expenses were $4.7 million for the three months ended June 30, 2003 compared to $3.1 million for the three months ended June 30, 2002, an increase of $1.6 million or 51.6%. The increase in corporate expenses resulted mainly from an increase in legal and professional fees, as well as insurance premiums, including directors and officers insurance.

      Adjusted EBITDA. Adjusted EBITDA was $11.0 million for the three months ended June 30, 2003 compared to $12.6 million for the three months ended June 30, 2002, a decrease of $1.6 million or 12.7%. The decrease in Adjusted EBITDA was attributed to the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $0.8 million for the three months ended June 30, 2003 compared to $0.7 million for the three months ended June 30, 2002, an increase of $0.1 million or 14.3%. The increase is due to the acquisition of property and equipment since June 2002.

      Operating Income from Continuing Operations. Operating income from continuing operations was $10.2 million for the three months ended June 30, 2003 compared to $11.9 million for the three months ended June 30, 2002, a decrease of $1.7 million or 14.3%. The decrease in operating income from continuing operations is primarily attributed to the decrease in Adjusted EBITDA.

      Interest Expense, Net. Interest expense, net, was $8.8 million for the three months ended June 30, 2003 compared to $8.7 million for the three months ended June 30, 2002, an increase of $0.1 million or 1.1%. The increase in interest expense, net, was due to interest expense on a lawsuit judgement that is being appealed and a decrease in interest income resulting from a general decline in interest rates on our cash balances.

      Other, Net. Other, net, was income of $0.2 million for the three months ended June 30, 2003 compared to income of $0.3 million for the three months ended June 30, 2002, a decrease of $0.1 million or 33.3%. Other, net was income of $0.2 million for the three months ended June 30, 2003 due to an insurance recovery for a claim related to a Los Angeles office building. Other, net was income of $0.3 million for the three months ended June 30, 2002 due to an insurance recovery for a claim related to our New York transmitting facilities.

      Income Taxes. Income tax expense was $0.8 million for the three months ended June 30, 2003 compared to an income tax benefit of $9.4 million for the three months ended June 30, 2002. Income tax expense for the three-months ended June 30, 2003 of $0.8 million was based on our high effective book tax rate for the 2003 year. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective book tax rate reflects a full valuation allowance on our deferred tax assets. Income tax benefit for the three-months ended June 30, 2002 of $9.4 million was based on the Company’s determination that some of its valuation allowance on its deferred taxes was no longer necessary resulting in a non-cash income tax benefit of $13.9 million. This non-cash income tax benefit was offset by income tax expense of $4.5 million based on the effective book tax rate for the 2002 fiscal year. Excluding the prior year’s three months ended June 30, 2002 non-cash income tax benefit of $13.9 million, as adjusted income tax expense decreased $3.7 million or 82.2% from $4.5 million to $0.8 million due to a decrease in pre-tax income and our estimate effective book tax rate for 2003.

      Discontinued Operations, Net of Taxes. Income on discontinued operations, net of taxes, was minimal for the three months ended June 30, 2002. The Company determined that the sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s operations as discontinued operations. Thus, KTCY-FM’s results from operations for the three months ended June 30, 2002 have been classified as discontinued operations.

      Net Income. Net income was $0.8 million for the three months ended June 30, 2003 compared to $12.8 million for the three months ended June 30, 2002, a decrease of $12.0 million or 93.8%. Excluding the prior year’s non-cash income tax benefit of $13.9 million, net income actually increased $1.9 million from a net loss of $1.1 million to net income of $0.8 million due primarily to a decrease in the estimated effective book tax rate for 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

      Net Revenue. Net revenue was $66.8 million for the six months ended June 30, 2003 compared to $68.3 million for the six months ended June 30, 2002, a decrease of $1.5 million or 2.2%. The net revenue decrease was due to the decrease in barter revenue primarily related to the AOL barter agreement that concluded in August 2002. To provide better comparability on our net revenue, if the non-cash AOL barter revenue of $4.8 million is excluded from the prior year’s six months ended June 30, 2002 results, pro forma net revenue actually increased by $3.3 million or 5.2%. This pro forma net revenue increase was mainly due to the double-digit growth in local and national sales in our Los Angeles market excluding net revenue from start-up stations KZAB-FM and KZBA-FM. In addition, the start-up stations in Chicago and Los Angeles, which began operating on January 6, 2003 and March 1, 2003, respectively, generated combined net revenue of $0.9 million. Offsetting these increases were decreases in promotional events held in the New York and Miami markets and barter revenue in the core markets.

      Station Operating Expenses. Station operating expenses were $40.8 million for the six months ended June 30, 2003 compared to $41.6 million for the six months ended June 30, 2002, a decrease of $0.8 million or 1.9%. The station operating expenses decrease was caused by the decrease in barter expense related to the conclusion of the AOL barter agreement in August 2002. To provide better comparability on our station operating expenses, if the non-cash AOL barter expense of $4.9 million is excluded from the prior year’s six months ended June 30, 2002 results, pro forma station operating expenses actually increased by $4.1 million or 11.2%. This pro forma station operating expenses increase was primarily attributed to the start-up stations in Chicago and Los Angeles, which had combined station operating expenses of $2.2 million. In addition, we granted ICFG four warrants exercisable each for 100,000 shares (an aggregate of 400,000 shares) of our Class A common stock with an aggregate fair market value of approximately $1.6 million. The fair market value was based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and was recorded as a non-cash programming expense in the six months ended June 30, 2003. Excluding the prior year’s six months ended AOL barter expense of $4.9 million and the current six months ended start-up station’s operating expenses of $2.2 million and non-cash programming (warrant) expense of $1.6 million, as adjusted station operating expenses, increased $0.3 million or 0.8% from $36.7 million to $37.0 million mainly due to the increase in local and national commissions.

      Station Operating Income. Station operating income was $26.0 million for the six months ended June 30, 2003 compared to $26.7 million for the six months ended June 30, 2002, a decrease of $0.7 million or

2.6%. Our station operating income margin decreased to 38.9% for the six months ended June 30, 2003 compared to 39.1% for the six months ended June 30, 2002. To provide better comparability on our station operating income margin, if the non-cash AOL barter revenue and expenses of $4.8 million and $4.9 million, respectively, are excluded from the prior year’s six months ended June 30, 2002 results, pro forma station operating income margin decreased from 42.2% to 38.9%. This pro forma station operating income margin decrease was primarily attributed to the station operating losses generated by the start-up stations and non-cash programming expense related to the warrant issuances.

      Corporate Expenses. Corporate expenses were $9.2 million for the six months ended June 30, 2003 compared to $5.9 million for the six months ended June 30, 2002, an increase of $3.3 million or 55.9%. The increase in corporate expenses resulted mainly from an increase in legal and professional fees, as well as insurance premiums, including directors and officers insurance.

      Adjusted EBITDA. Adjusted EBITDA was $16.9 million for the six months ended June 30, 2003 compared to $20.7 million for the six months ended June 30, 2002, a decrease of $3.8 million or 18.4%. The decrease in Adjusted EBITDA was attributed to the decrease in station operating income and the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $1.5 million for the six months ended June 30, 2003 and 2002.

      Operating Income from Continuing Operations. Operating income from continuing operations was $15.3 million for the six months ended June 30, 2003 compared to $19.3 million for the six months ended June 30, 2002, a decrease of $4.0 million or 20.7%. The decrease in operating income from continuing operations was primarily attributed to the decrease in Adjusted EBITDA.

      Interest Expense, Net. Interest expense, net, was $17.4 million for the six months ended June 30, 2003 compared to $17.2 million for the six months ended June 30, 2002, an increase of $0.2 million or 1.2%. The increase in interest expense, net, was primarily due to one extra day of interest incurred compared to the prior period and interest expense on a lawsuit judgement that is being appealed.

      Other, Net. Other, net, was income of $0.2 million for the six months ended June 30, 2003 compared to income of $0.3 million for the six months ended June 30, 2002, a decrease of $0.1 million or 33.3%. Other, net was income of $0.2 million for the six months ended June 30, 2003 due to an insurance recovery for a claim related to a Los Angeles office building. Other, net was income of $0.3 million for the six months ended June 30, 2002 due to an insurance recovery for a claim related to our New York transmitting facilities.

      Income Taxes. Income tax benefit was $1.9 million for the six months ended June 30, 2003 compared to an income tax expense of $44.7 million for the six months ended June 30, 2002. Income tax benefit of $1.9 million was based on our high effective book tax rate for 2003. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective book tax rate reflects a full valuation allowance on our deferred tax assets. Income tax expense for the six months ended June 30, 2002 consisted primarily of a $55.4 million non-cash charge to income tax expense to establish a valuation allowance against our deferred tax assets, effective December 31, 2001. Additionally, the Company recorded an income tax expense of $3.2 million based on the effective book tax rate for the 2002 fiscal year, offset by a $13.9 million non-cash income tax benefit due to a reduction of some of the Company’s valuation allowance on its deferred taxes, determined in accordance with SFAS No. 109 and available information. Excluding the prior year’s six months ended June 30, 2002 non-cash income tax expense of $55.4 million and non-cash income tax benefit of $13.9 million, as adjusted income tax expense decreased $1.3 million or 40.6% from $3.2 million to $1.9 million due to a decrease in pre-tax income and our estimated effective book tax rate.

      Discontinued Operations, Net of Taxes. Income on discontinued operations, net of taxes, was minimal for the six months ended June 30, 2002. The Company determined that the sale of its KTCY-FM station serving Dallas, Texas met the criteria in accordance with SFAS No. 144 to classify KTCY-FM’s operations as discontinued operations. Thus, KTCY-FM’s results from operations for the six months ended June 30, 2002 have been classified as discontinued operations.

      Cumulative Effect of a Change in Accounting Principle, Net of Taxes. Cumulative effect of a change in accounting principle, net of taxes was $45.3 million for the six months ended June 30, 2002. The Company adopted SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives, and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair value method. As a result of the adoption of this standard, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

      Net Loss. Net loss was minimal for the six months ended June 30, 2003 compared to $87.7 million for the six months ended June 30, 2002. The net loss for the six months ended June 30, 2002 was due to the adoption of SFAS No. 142, which resulted in the $55.4 million non-cash charge to establish a valuation allowance on our deferred tax assets and the non-cash charge of $45.3 million related to the cumulative effect of a change in accounting principle, net of income tax benefit. Excluding the prior year’s six months ended June 30, 2002 non-cash income tax expense of $55.4, income tax benefit of $13.9 million, and cumulative effect of accounting principle of $45.3 million, as adjusted net loss decreased $0.9 million from a net loss of $0.9 million to a minimal net loss.

      The following table presents adjusted financial results for the six-month periods ended June 30, 2002 and 2003, respectively, adjusting for the cumulative effect of accounting principle and the increase in the income tax valuation allowance upon adoption of SFAS No. 142 on December 31, 2001.

	Six Months Ended

	June 30,	June 30,
	2002	2003

	(In thousands, except
	per share data)

	(Unaudited)
Reported net loss:	$(87,651)	$(12)
Add back: cumulative effect of a change in accounting principle, net of tax(1)	45,288	—
Add back: income tax valuation allowance(2)	55,358	—

Adjusted net income (loss)	$12,995	(12)

Basic and diluted loss per share:
Reported net loss per share:	$(1.35)	—
Cumulative effect per share of a change in accounting principle, net of tax(1):	0.70	—
Income tax valuation allowance per share(2):	0.86	—

Adjusted net income per share:	$0.21	$—

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

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

      Net cash flows used in operating activities were $0.1 million for the six months ended June 30, 2003 compared to net cash flows provided by operating activities of $3.5 million for the six months ended June 30, 2002. Changes in our net cash flows from operating activities were primarily a result of changes in working capital balances and a decrease in operating income from continuing operations.

      Net cash flows used in investing activities were $39.5 million for the six months ended June 30, 2003 compared to $17.6 million for the six months ended June 30, 2002. Changes in our net cash flows from investing activities were primarily a result of the acquisition of the Chicago radio stations in April 2003.

      Net cash flows used in financing activities were $0.1 million for the six months ended June 30, 2003 and 2002.

      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required cash interest payments pursuant to the terms of the senior subordinated notes due 2009 and capital expenditures, excluding the acquisition of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

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

      On February 8, 2002, we entered into an additional amendment to the Asset Purchase Agreement and an amendment to the TBA and the 93.5 TBA (collectively, the “Second Amendment”). The Second Amendment extended the deadline for closing under the amended Asset Purchase Agreement (the “KXOL Closing”) to December 31, 2003. The KXOL Closing is subject to acceleration if we sell all of five specified stations (including KTCY-FM which was sold on August 23, 2002), during the term of the TBA. Pursuant to the Second Amendment, we made additional non-refundable deposits of $15.0 million, $5.0 million and $15.0 million on March 12, 2002, September 27, 2002 and March 12, 2003, respectively. All payments are non-refundable (except in the case of breach by ICFG) and will be credited towards the purchase price at the KXOL Closing. In accordance with the Second Amendment, the term of the TBA will continue until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement.

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

      Under the Second Amendment, we must also grant to ICFG additional warrants as a result of ICFG’s ceasing to broadcast its programming under the 93.5 TBA on February 28, 2003. Beginning on March 31, 2003, and on the last day of each calendar month thereafter, we are required to issue to ICFG warrants exercisable for 100,000 shares of our Class A common stock at an exercise price equal to the closing price of our shares on the last trading day of each respective month, until the earlier to occur of (i) the KXOL Closing or (ii) the termination of the amended Asset Purchase Agreement. These warrants will also be exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. The fair market value of these warrants, as calculated under the Black-Scholes option-pricing model, will be recorded as a stock-based programming expense. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003 and July 31, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 500,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08 and $8.17 per share, respectively. We assigned each warrant a fair market value of approximately $0.3 million, $0.4 million, $0.4 million, $0.4 million, and $0.4 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant.

      We intend to fund the acquisition of radio station KXOL-FM through a combination of cash on hand, internally generated cash flow, potential equity and debt financing and/or asset sales. Although we intend to complete this transaction, there can be no assurance that the acquisition of radio station KXOL-FM will be completed.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. The Company does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the June 30, 2003 condensed consolidated financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The Company adopted FIN 46 on February 1, 2003. The adoption of FIN 46 did not effect the Company’s condensed consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 will have no impact on the Company’s condensed consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our ability to finance the acquisition of KXOL-FM may be limited. In the event that we are unable to complete the acquisition under its current terms, we will lose the non-refundable deposits that we have made (except in the case of breach by ICFG);

•	If we complete our acquisition of KXOL-FM and/or acquire additional stations in the future, depending on the financing used to fund these acquisitions, interest expense and interest payments may increase;

•	Our most important operating assets are our intangible assets, principally consisting of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our results of operations and financial position;

•	Our broadcast revenue and operating results could be adversely affected by another national or regional recession;

•	Our substantial level of debt could limit our ability to grow and compete;

•	Despite current indebtedness levels and limits imposed by our indentures on additional indebtedness, we and our subsidiaries are able to incur substantially more debt which could further limit our ability to grow and compete;

•	If any lender to us or our subsidiaries accelerates any debt, we and our subsidiaries may not have the resources to repay that debt. An event of default under any material debt instruments would harm our business and financial condition;

•	The terms of our debt restrict us from engaging in many activities, require us to satisfy various financial tests and may adversely affect our business by limiting our flexibility;

•	We have experienced net losses in the past and to the extent that we experience losses in the future, the market price of our common stock may be adversely affected which in turn may adversely affect our ability to raise capital;

•	A large portion of our net broadcast revenue and broadcast cash flow comes from the New York and Miami markets and a significant decline in net broadcast revenue or broadcast cash flow from our stations in either of these markets could have a material adverse effect on our financial position and results of operations;

•	Loss of key personnel, including Raúl Alarcón, Jr., our Chairman of the Board of Directors, President and Chief Executive Officer, could adversely affect our business;

•	We compete for advertising revenue with other broadcasting groups as well as other media groups, many of which have greater resources than we do;

•	Our growth depends upon successfully executing our acquisition strategy. We intend to grow by acquiring radio stations primarily in the largest U.S. Hispanic markets, but we cannot assure you that our acquisition strategy will be successful;

•	Raúl Alarcón, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry for us to remain competitive;

•	Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses;

•	We may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets;

•	The market price of our shares of Class A common stock may fluctuate significantly; and

•	Current or future sales by existing or future stockholders could depress the market price of our Class A common stock.

      Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended September 30, 2001, for the three-month transitional period ended December 30, 2001, for the fiscal year ended December 29, 2002 and for the three and six-month periods ended June 30, 2003. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

      We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. We do not have any variable rate debt or derivative financial or commodity instruments.

Item 4.     Controls and Procedures

      With the participation of management, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

      There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

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

      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters, and 1000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving the Company, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. The issuer defendants in the consolidated cases (Issuer Defendants) filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants and issues common among all underwriter defendants in the consolidated cases. As a result of these motions, the Individuals were dismissed from one of the claims against them, specifically the Section 10b-5 claim.

      The Issuer Defendants were in the process of making multiple motions as a follow-up to the initial motion to dismiss, but are no longer pursuing those motions in light of a pending settlement with the plaintiffs.

      In June of 2003, after lengthy negotiations, a settlement proposal was embodied in a memorandum of understanding (MOU) among the investors in the plaintiff class (the Plaintiffs), the Issuer Defendants and the Issuer Defendants’ insurance carriers (the Insurers). Independent counsel was specifically retained to advise the Issuer Defendants and their counsel regarding all of the aspects of the settlement. SBS’s lead insurer played a substantial role in the settlement negotiations and supported the settlement. The Board of Directors of the Company subsequently approved both the MOU and an agreement between the Issuer Defendants and the Insurers at a meeting of the Board on July 23, 2003. As of the date of this report, the required majority of non-bankrupt Issuer Defendants have approved the settlement proposal.

      The principal components of the settlement include: 1) a release of all claims against the Issuer Defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; 2) the assignment to the Plaintiffs of certain of the Issuer Defendants’ potential claims against the Underwriters; and 3) a guarantee by the Insurers to the Plaintiffs of the difference between $1 billion and any lesser amount recovered by the Plaintiffs against the Underwriters. The payments will be charged to each Issuer Defendant’s insurance policy on a pro rata basis.

Item 2.     Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

      On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003 and July 31, 2003, we issued to the International Church of the FourSquare Gospel (“ICFG”) a warrant exercisable for 100,000 (aggregate of 500,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08 and $8.17 per share, respectively. We made these issuances pursuant to the terms of our amended time brokerage agreement with ICFG relating to radio station KXOL-FM as part of the consideration for our right to continue broadcasting our programming over KXOL-FM after ICFG ceased to broadcast its programming under a time brokerage agreement with us relating to radio stations KFSG-FM (currently KZAB-FM) and KFSB-FM (currently KZBA-FM). These warrants are exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. To date, these warrants have not been exercised. We assigned each of the warrants a fair market value of approximately $0.3 million, $0.4 million, $0.4 million, $0.4 million and $0.4 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant. We relied on Section 4(2) of the Securities Act of 1933, as amended, to claim exemption from registration for these issuances, as transactions not involving any public offering.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel.
10.2	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel.
10.3	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company filed the following reports during the three months ended June 30, 2003:

(i) a current report on Form 8-K on April 17, 2003 to report the date of the annual meeting of the Company’s stockholders and the record date for such meeting and to report that its Board of Directors had ratified the change of the Company’s fiscal year from a 52-53 week year ending on the last Sunday in December to a calendar year ending on December 31, effective as of December 30, 2002;

(ii) a current report on Form 8-K on May 15, 2003 to report that on May 13, 2003 the Company issued a press release announcing its first quarter 2003 financial results; and

(iii) a current report on Form 8-K on June 10, 2003 to report the nomination of Jack Langer and Dan Mason to the Company’s Board of Directors and to report a change of date for the annual meeting of its stockholders from June 19, 2003 to July 10, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

By:	/s/ JOSEPH A. GARCIA

Joseph A. García
Executive Vice President, Chief Financial Officer
and Secretary (principal financial and
accounting officer and duly authorized
officer of the registrant)

Date: August 12, 2003