Form 10-Q
period 2003-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2003-11-14
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 12, 2003, 37,079,655 shares of Class A common stock, par value $.0001 per share, and 27,605,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

PART I. — FINANCIAL INFORMATION

Item 1.     Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29, 2002	September 30, 2003

	(In thousands, except share information)
ASSETS
Current assets:
Cash and cash equivalents	$71,430	$46,604
Receivables, net	25,516	26,834
Other current assets	2,252	2,272
Assets held for sale	27,139	27,192

Total current assets	126,337	102,902
Property and equipment, net	23,618	24,420
Intangible assets	476,369	513,001
Deferred financing costs, net	8,759	7,980
Deferred offering costs	—	432
Other assets	201	1,385

Total assets	$635,284	$650,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$208	$222
Accounts payable and accrued expenses	15,691	15,786
Accrued interest	5,226	13,553
Deferred commitment fee	581	115

Total current liabilities	21,706	29,676
9 5/8% senior subordinated notes, net	324,154	324,960
Other long-term debt, less current portion	3,948	3,780
Deferred income taxes	58,051	63,723

Total liabilities	407,859	422,139

Stockholders’ equity:
Class A common stock, $.0001 par value. Authorized 100,000,000 shares; 37,076,655 shares issued and outstanding at December 29, 2002 and 37,079,655 shares issued and outstanding at September 30, 2003	3	3
Class B common stock, $.0001 par value. Authorized 50,000,000 shares; 27,605,150 shares issued and outstanding at December 29, 2002 and September 30, 2003	3	3
Additional paid-in capital	444,594	447,561
Accumulated deficit	(217,175)	(219,586)

Total stockholders’ equity	227,425	227,981

Total liabilities and stockholders’ equity	$635,284	$650,120

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2003	2002	2003

	(In thousands, except per share data)
Gross revenue	$40,219	$41,171	$114,915	$115,268
Less agency commissions	5,095	5,471	13,710	15,110

Net revenue	35,124	35,700	101,205	100,158

Operating expenses:
Engineering	847	940	2,597	2,787
Programming	5,333	4,914	15,079	14,857
Stock-based programming	—	1,321	—	2,943
Selling	9,570	8,616	31,634	26,487
General and administrative	3,230	3,269	9,779	10,610
Corporate expenses	3,609	4,570	9,559	13,751
Depreciation and amortization	715	651	2,102	2,117

	23,304	24,281	70,750	73,552

Operating income from continuing operations	11,820	11,419	30,455	26,606
Other (income) expenses:
Interest expense, net	8,574	8,826	25,775	26,256
Other, net	66	(2,643)	(200)	(2,866)

Income from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	3,180	5,236	4,880	3,216
Income tax expense	5,103	7,410	49,242	5,287

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(1,923)	(2,174)	(44,362)	(2,071)
Income (loss) from discontinued operations, net of tax	1,830	(225)	1,906	(340)
Cumulative effect of a change in accounting principle for intangible assets, net of income tax benefit	—	—	(45,288)	—

Net loss	$(93)	$(2,399)	$(87,744)	$(2,411)

Net loss per common share before discontinued operations, and cumulative effect of a change in accounting principle:
Basic and Diluted	$0.03	$(0.04)	$(0.69)	$(0.03)
Net income (loss) per common share for discontinued operations
Basic and Diluted	$0.03	$—	$0.03	$(0.01)
Net loss per common share attributed to a cumulative effect of a change in accounting principle, net of tax:
Basic and Diluted	$—	$—	$(0.70)	$—

Net loss per common share:
Basic and Diluted	$—	$(0.04)	$(1.36)	$(0.04)

Weighted-average common shares outstanding:
Basic and Diluted	64,673	64,684	64,699	64,683

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 29, 2002	September 30, 2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(87,744)	$(2,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,906)	340
Stock-based programming expense	—	2,943
Cumulative effect of a change in accounting principle for intangible assets	75,480	—
Loss (gain) on disposal of assets	22	(151)
Depreciation and amortization	2,103	2,117
Reduction of doubtful accounts	(700)	(998)
Amortization of debt discount	716	806
Amortization of deferred financing costs	961	961
Increase in deferred income taxes	18,352	4,903
Decrease in deferred commitment fee	(526)	(466)
Changes in operating assets and liabilities, net of acquisitions:
Increase in receivables	(1,486)	(174)
Decrease (increase) in other current assets	410	(3)
Decrease (increase) in other assets	52	(1,184)
Increase in accounts payable and accrued expenses	2,704	43
Increase in accrued interest	8,148	8,327

Net cash provided by continuing operations	16,586	15,053
Net cash provided by discontinued operations	2,309	379

Net cash provided by operating activities	18,895	15,432

Cash flows from investing activities:
Proceeds from sale of assets	—	595
Proceeds from sale of assets of discontinued operations	—	44
Proceeds from sale of radio station, net of closing costs	34,534	—
Advances on purchase price of radio station	(21,221)	(15,283)
Acquisition of radio stations	—	(22,356)
Additions to property and equipment	(2,730)	(2,364)
Additions to property and equipment of discontinued operations	(160)	(149)

Net cash used in (provided by) investing activities	10,423	(39,513)

Cash flows from financing activities:
Increase in deferred financing costs	—	(432)
Increase in deferred offering costs	—	(182)
Proceeds from Class A stock option exercised	101	23
Repayment of other long-term debt	(241)	(154)

Net cash used in financing activities	(140)	(745)

Net increase (decrease) in cash and cash equivalents	29,178	(24,826)
Cash and cash equivalents at beginning of period	51,640	71,430

Cash and cash equivalents at end of period	$80,818	$46,604

Supplemental cash flow information:
Interest paid	$16,427	$16,572

Income taxes (received) paid, net	$(14)	$191

Non-cash financing and investing activities:
Issuance of warrants towards the acquisition of a radio station	$8,922	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1.     Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 29, 2002 and September 30, 2003, and for the three and nine-month periods ended September 29, 2002 and September 30, 2003 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended December 29, 2002 included in the Company’s fiscal year 2002 Annual Report on Form 10-K.

      Effective December 30, 2002, the Company changed its year-end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Pursuant to Securities and Exchange Commission Financial Reporting Release No. 35, such change is not deemed a change in fiscal year for financial reporting purposes and the Company is not required to file a separate transition report or to report separate financial information for the two-day period of December 30 and 31, 2002. Financial results for December 30 and 31, 2002 are included in the Company’s financial results for the nine-month period ended September 30, 2003.

      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results for a full year.

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$69,253	$2,177	$—	$71,430
Receivables, net	23,837	1,679	—	25,516
Other current assets	1,875	377	—	2,252
Asset held for sale	864	26,275	—	27,139

Total current assets	95,829	30,508	—	126,337
Property and equipment, net	16,141	7,477	—	23,618
Intangible assets	66,189	410,180	—	476,369
Deferred financing costs, net	8,759	—	—	8,759
Investment in subsidiaries and intercompany	428,740	(401,926)	(26,814)	—
Other assets	200	1	—	201

Total assets	$615,858	$46,240	$(26,814)	$635,284

Current portion of long-term debt	$62	$146	$—	$208
Accounts payable and accrued expenses	12,333	3,358	—	15,691
Accrued interest	5,226	—	—	5,226
Deferred commitment fee	581	—	—	581

Total current liabilities	18,202	3,504	—	21,706
Long-term debt	324,857	3,245	—	328,102
Deferred income taxes	45,374	12,677	—	58,051

Total liabilities	388,433	19,426	—	407,859

Common stock	6	1	(1)	6
Additional paid-in capital	444,594	94,691	(94,691)	444,594
Accumulated deficit	(217,175)	(67,878)	67,878	(217,175)

Total stockholders’ equity	227,425	26,814	(26,814)	227,425

Total liabilities and stockholders’ equity	$615,858	$46,240	$(26,814)	$635,284

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$43,555	$3,049	$—	$46,604
Receivables, net	25,645	1,189	—	26,834
Other current assets	1,931	341	—	2,272
Assets held for sale	917	26,275	—	27,192

Total current assets	72,048	30,854	—	102,902
Property and equipment, net	17,192	7,228	—	24,420
Intangible assets	81,928	431,073	—	513,001
Deferred financing costs, net	7,980	—	—	7,980
Deferred offering costs	432	—	—	432
Investment in subsidiaries and intercompany	450,332	(426,538)	(23,764)	—
Other assets	1,384	1	—	1,385

Total assets	$631,296	$42,618	$(23,794)	$650,120

Current portion of long-term debt	$65	$157	$—	$222
Accounts payable and accrued expenses	12,922	2,864	—	15,786
Accrued interest	13,553	—	—	13,553
Deferred commitment fee	115	—	—	115

Total current liabilities	26,655	3,021	—	29,676
Long-term debt	325,614	3,126	—	328,740
Deferred income taxes	51,046	12,677	—	63,723

Total liabilities	403,315	18,824	—	422,139

Common stock	6	1	(1)	6
Additional paid-in capital	447,561	94,691	(94,691)	447,561
Accumulated deficit	(219,586)	(70,898)	70,898	(219,586)

Total stockholders’ equity	227,981	23,794	(23,794)	227,981

Total liabilities and stockholders’ equity	$631,296	$42,618	$(23,794)	$650,120

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$32,293	$2,831	$—	$35,124
Station operating expenses	16,901	2,079	—	18,980
Corporate expenses	3,609	120	(120)	3,609
Depreciation and amortization	559	156	—	715

Operating income from continuing operations	11,224	476	120	11,820
Interest expense, net	7,227	1,347	—	8,574
Other (income) expense, net	(54)	—	120	66
Equity in net loss of subsidiaries	1,051	—	(1,051)	—
Income tax expense	4,923	180	—	5,103
Income from discontinued operations, net of tax	1,830	—	—	1,830

Net loss	$(93)	$(1,051)	$1,051	$(93)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$33,114	$2,586	$—	$35,700
Station operating expenses	17,078	1,982	—	19,060
Corporate expenses	4,570	120	(120)	4,570
Depreciation and amortization	573	78	—	651

Operating income from continuing operations	10,893	406	120	11,419
Interest expense, net	7,495	1,331	—	8,826
Other (income) expense, net	(2,763)	—	120	(2,643)
Equity in net loss of subsidiaries	969	—	(969)	—
Income tax expense	7,366	44	—	7,410
Loss from discontinued operations, net of tax	(225)	—	—	(225)

Net loss	$(2,399)	$(969)	$969	$(2,399)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$92,440	$8,765	$—	$101,205
Station operating expenses	52,749	6,340	—	59,089
Corporate expenses	9,559	360	(360)	9,559
Depreciation and amortization	1,600	502	—	2,102

Operating income from continuing operations	28,532	1,563	360	30,455
Interest expense, net	21,750	4,025	—	25,775
Other (income) expense, net	(558)	(2)	360	(200)
Equity in net loss of subsidiaries	47,929	—	(47,929)	—
Income tax expense	49,061	181	—	49,242
Income from discontinued operations, net of tax	1,906	—	—	1,906
Cumulative effect of a change in accounting principle, net of tax	—	(45,288)	—	(45,288)

Net loss	$(87,744)	$(47,929)	$47,929	$(87,744)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$92,229	$7,929	$—	$100,158
Station operating expenses	51,567	6,117	—	57,684
Corporate expenses	13,751	360	(360)	13,751
Depreciation and amortization	1,789	328	—	2,117

Operating income from continuing operations	25,122	1,124	360	26,606
Interest expense, net	22,248	4,008	—	26,256
Other (income) expense, net	(3,227)	1	360	(2,866)
Equity in net loss of subsidiaries	3,020	—	(3,020)	—
Income tax expense	5,152	135	—	5,287
Loss from discontinued operations, net of tax	(340)	—	—	(340)

Net loss	$(2,411)	$(3,020)	$3,020	$(2,411)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 29, 2002

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$18,786	$109	$—	$18,895

Cash flows from investing activities	$10,494	$(71)	$—	$10,423

Cash flows from financing activities	$(42)	$(98)	$—	$(140)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2003

	Parent and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$14,374	$1,058	$—	$15,432

Cash flows from investing activities	$(39,405)	$(108)	$—	$(39,513)

Cash flows from financing activities	$(667)	$(78)	$—	$(745)

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends FASB No. 13, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require that the Company’s extraordinary loss recognized on the extinguishments of debt in 2000 and 2001 be reclassified to income or loss from continuing operations in its condensed consolidated financial statements beginning in 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. The Company does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the September 30, 2003 condensed consolidated financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity’s expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The FASB has delayed the effective date until the end of the first interim or annual period ending after December 15, 2003 (for the Company, December 31, 2003). The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

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

      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subject to the transition provision of SFAS No. 142. The following table presents adjusted financial results for the nine-month periods ended September 29, 2002 and

September 30, 2003, respectively, adjusting for the cumulative effect of accounting principle and the increase in the income tax valuation allowance upon adoption of SFAS No. 142 on December 31, 2001.

	Nine Months Ended

	September 29,	September 30,
	2002	2003

	(In thousands, except
	per share data)
	(Unaudited)
Reported net loss:	$(87,744)	$(2,411)
Add back: cumulative effect of a change in accounting principle, net of tax(1)	45,288	—
Add back: income tax valuation allowance(2)	55,358	—

Adjusted net income (loss)	$12,902	$(2,411)

Basic and diluted loss per share:
Reported net loss per share:	$(1.36)	$(0.04)
Cumulative effect per share of a change in accounting principle, net of tax(1):	0.70	—
Income tax valuation allowance per share(2):	0.86	—

Adjusted net income (loss) per share:	$0.20	$(0.04)

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

5.     Subsequent Events

      On October 2, 2003, we entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, 3 Point Media — San Francisco, LLC made a $1.5 million deposit on the purchase price subsequent to September 30, 2003.

      On October 30, 2003, SBS completed the acquisition of the assets of radio station KXOL-FM (formerly KFSG-FM), serving the Los Angeles, California market, from the International Church of the FourSquare Gospel (“ICFG”) at a cash purchase price of $250.0 million plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of SBS’s Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. SBS assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, SBS paid $2.9 million in broker’s fees in connection with the KXOL-FM acquisition.

      In addition to the FCC license of KXOL-FM, the assets acquired by SBS from ICFG include certain radio transmission equipment and a fifty year lease at a rent of $1.00 per year for the KXOL-FM tower site, all of which were used by ICFG for radio broadcasting and which SBS also intends to use for radio broadcasting. The consideration for the acquisition of the assets of KXOL-FM was determined through arm’s-length negotiations between SBS and ICFG. On November 2, 2000, pursuant to the asset purchase agreement between SBS and ICFG for the acquisition of the assets of KXOL-FM, SBS made a non-refundable deposit of $5.0 million which was credited towards the $250.0 million cash purchase price at closing. Pursuant to amendments to the asset purchase agreement, prior to the closing SBS made additional non-refundable deposits toward the cash purchase price in the aggregate amount of $55.0 million which were also credited towards the $250.0 million cash purchase price at closing. Cash on hand was used to make all the non-refundable deposits toward the cash purchase price. The remaining $190.0 million of the cash purchase price was funded from (1) the proceeds of SBS’s private offering of $75,000,000 of 10 3/4% Series A cumulative exchangeable redeemable preferred stock which closed on October 30, 2003 and (2) borrowings under a senior secured credit facility, consisting of a $125.0 million term loan facility, which SBS entered into on October 30, 2003.

      From April 30, 2001 until the closing of the acquisition, SBS broadcast its programming over KXOL-FM pursuant to a time brokerage agreement with ICFG. ICFG broadcast its programming over SBS radio stations KZAB-FM and KZBA-FM pursuant to a time brokerage agreement with SBS from April 30, 2001 until February 28, 2003. Pursuant to the amended asset purchase agreement and amended time brokerage agreements, SBS was required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, SBS granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of SBS’s Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. SBS assigned each warrant a fair market value of approximately $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised.

      On October 30, 2003, SBS completed a private offering of $75,000,000 of 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $.01 per share, with a liquidation preference of $1,000 per share, without a specified maturity date. The offering was made within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act.

      On October 30, 2003, SBS also entered into senior secured credit facilities with Lehman Commercial Paper Inc. as syndication agent and administrative agent and the several banks and other financial institutions or entities from time to time a party to the credit agreement (the “Credit Agreement”). The senior secured credit facilities include a six-year $125.0 million term loan facility and a five-year $10.0 million revolving credit facility.

      SBS used the net proceeds from the offering of its preferred stock, together with most of the term loan facility, to fund the purchase of KXOL-FM. SBS is obligated to repay a portion of the borrowings under the senior secured credit facilities with a portion of the net proceeds it receives from the sale of its San Antonio and San Francisco stations. The $10.0 million revolving credit facility remains undrawn and may be used for working capital purposes, capital needs and general corporate purposes.

      The Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to indebtedness, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

6.     Sale of Stations

      On September 18, 2003, we entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. In connection with this agreement, Border Media Partners, LLC made a $1.2 million deposit on the purchase price, which is being held in escrow.

      Additionally, on October 2, 2003, we entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, 3 Point Media — San Francisco, LLC made a $1.5 million deposit on the purchase price, subsequent to September 30, 2003.

      The closings of these sales of stations is subject to the satisfaction of certain customary conditions including receipt of regulatory approval from the FCC. The Company anticipates that these sales will close by the end of the first quarter of 2004. However, there can be no assurance that these sales will be completed.

      The Company determined that the pending sales of these stations met the criteria in accordance with SFAS No. 144 to classify their respective assets as held for sale and their respective operations as discontinued operations. The results of operations in the current year and prior year periods of these stations have been classified as discontinued operations in the unaudited condensed consolidated statements of operations. On September 30, 2003, these stations’ assets held for sale consisted of $26.3 million of intangible assets and $0.9 million of property and equipment.

7.     Stock Options

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

	September 29, 2002	September 30, 2003

Expected life	7 years	7 years
Dividends	None	None
Risk-free interest rate	3.36%	3.41%
Expected volatility	88%	82%

      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per common share would have been increased to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months	Three-Months	Nine-Months	Nine-Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2002	2003	2002	2003

Net loss applicable to common stockholders:
As reported	$(93)	$(2,399)	$(87,744)	$(2,411)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,194)	(1,266)	(3,864)	(3,292)

Pro forma net loss	$(1,287)	$(3,665)	$(91,608)	$(5,703)

Net loss per common share:
As reported: Basic and Diluted	$—	$(0.04)	$(1.36)	$(0.04)

Pro forma: Basic and Diluted	$(0.02)	$(0.06)	$(1.42)	$(0.09)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses, for purposes of the computation of station operating income (formerly broadcast cash flow) and Adjusted EBITDA, are compensation expenses, programming expenses, professional fees and advertising and promotional expenses. Our senior management strives to control these expenses, as well as other expenses, by working closely with local station management and others.

Non-GAAP Measures

      Station operating income (our former broadcast cash flow) consists of reported Generally Accepted Accounting Principles (GAAP) operating income from continuing operations before corporate expenses and depreciation and amortization. Station operating income replaces our former broadcast cash flow (BCF) as the metric used by our management to assess the performance of our stations. Although it is calculated in the same manner as BCF, management believes that using the term “station operating income” provides a more accurate description of the performance measure. Station operating income margin consists of station operating income divided by net revenue.

      EBITDA consists of earnings before interest expense, interest income, income taxes, depreciation and amortization of assets, gain or loss from extinguishments of debt, discontinued operations and the cumulative effect of a change in accounting principle. We calculate our EBITDA differently. Our “EBITDA” is EBITDA as defined above but excluding other income or expense, or, alternatively, GAAP operating income from continuing operations excluding depreciation and amortization. To distinguish our calculation of EBITDA from other possible meanings of EBITDA for periods ending after March 31, 2003 and going forward we changed references to “EBITDA” in our financial reports to the term “Adjusted EBITDA.” Although our “Adjusted EBITDA” and what we formerly referred to as our “EBITDA” are calculated in the same manner, management believes “Adjusted EBITDA” is a more accurate description.

      Station operating income, station operating income margin and Adjusted EBITDA, as we define the terms, are not measures of performance or liquidity calculated in accordance with GAAP and may not be comparable to similarly titled measures employed by other companies. However, we believe that these measures are useful to an investor in evaluating an investment in our securities because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance before considering costs and expenses related to specific corporate and capital structures and are used by management for internal budgeting purposes and to evaluate the performance of our radio stations. However, these measures should not be considered in isolation or as substitutes for operating income, net income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because station operating income and Adjusted EBITDA are not calculated in accordance with GAAP, they are not necessarily comparable to similarly titled measures employed by other companies. Included below is a table that reconciles station operating income and Adjusted EBITDA to GAAP reported unaudited operating income from continuing operations and net loss.

	Three Months Ended		Nine Months Ended
	September		September

	2002	2003	2002	2003

	(In thousands)
Reported net revenue	$35,124	$35,700	$101,205	$100,158
Reported station operating expenses (Engineering, Programming, Selling and G & A expenses)	18,980	19,060	59,089	57,684

Station operating income (formerly broadcast cash flow)	16,144	16,640	42,116	42,474
Reported corporate expenses	3,609	4,570	9,559	13,751

Adjusted EBITDA	12,535	12,070	32,557	28,723
Reported depreciation and amortization	715	651	2,102	2,117

Reported operating income from continuing operations	11,820	11,419	30,455	26,606
Reported interest expense, net	8,574	8,826	25,775	26,256
Reported other expense (income), net	66	(2,643)	(200)	(2,866)
Reported income tax expense	5,103	7,410	49,242	5,287
Reported income (loss) from discontinued operations, net	1,830	(225)	1,906	(340)
Reported cumulative effect of a change in accounting principle, net	—	—	(45,288)	—

Net loss	$(93)	$(2,399)	$(87,744)	$(2,411)

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

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 29, 2002.

      Net Revenue. Net revenue was $35.7 million for the three months ended September 30, 2003 compared to $35.1 million for the three months ended September 29, 2002, an increase of $0.6 million or 1.7%. To provide better comparability on our net revenue, if the non-cash AOL barter revenue of $1.6 million is excluded from the prior year’s three months ended September 29, 2002 results, “pro forma net revenue” actually increased by $2.2 million or 6.6%. This pro forma net revenue increase was due to the continued double-digit growth in our stations KLAX-FM and KXOL-FM, serving the Los Angeles market. In addition, the start-up stations in Chicago and Los Angeles which began operating in the first quarter of 2003, generated a combined net revenue of $1.2 million. Offsetting these increases was a decrease in net revenue in our station WSKQ-FM, serving the New York market.

      Station Operating Expenses. Station operating expenses were $19.1 million for the three months ended September 30, 2003 compared to $19.0 million for the three months ended September 29, 2002, an increase of $0.1 million or 0.5%. To provide better comparability on our station operating expenses, if the non-cash AOL barter expense of $1.5 million is excluded from the prior year’s three months ended September 29, 2002 results, “pro forma station operating expenses” increased by $1.6 million or 9.1%. The pro forma station operating expenses increase was attributed to the start-up stations in Chicago and Los Angeles, which had combined station operating expenses of $1.0 million. In addition, during the three months ended September 30, 2003, we granted ICFG three warrants, each exercisable for 100,000 shares (an aggregate of 300,000 shares) of our Class A common stock with a total fair market value of approximately $1.3 million. These warrants were issued under the terms of our amended time brokerage agreement for KXOL-FM. The fair market value was calculated based on the Black-Scholes option pricing model in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and was recorded as a non-cash programming expense in the three months ended September 30, 2003. Excluding prior quarter’s AOL barter expense of $1.5 million and the current quarter’s start-up station’s operating expenses of $1.0 million and non-cash programming (warrant) expense of $1.3 million, “as adjusted station operating expenses” decreased $0.7 million or 4.0% from $17.5 million to $16.8 million mainly due to a decrease in expenses related to promotional events.

      Station Operating Income. Station operating income was $16.6 million for the three months ended September 30, 2003 compared to $16.1 million for the three months ended September 29, 2002, an increase of $0.5 million or 3.1%. Our station operating income margin increased to 46.5% for the three months ended September 30, 2003 compared to 45.9% for the three months ended September 29, 2002. To provide better comparability on our station operating income margin, if the non-cash AOL barter revenue and expenses of $1.6 million and $1.5 million, respectively, are excluded from the prior year’s three months ended September 29, 2002 results, “pro forma station operating income margin” actually decreased from 47.8% to 46.5%. The pro forma station operating income margin decrease was primarily attributed to the non-cash programming expense related to the warrant issuances to ICFG.

      Corporate Expenses. Corporate expenses were $4.6 million for the three months ended September 30, 2003 compared to $3.6 million for the three months ended September 29, 2002, an increase of $1.0 million or 27.8%. The increase in corporate expenses resulted mainly from an increase in legal and professional fees, as well as insurance premiums, including directors and officers liability insurance.

      Adjusted EBITDA. Adjusted EBITDA was $12.1 million for the three months ended September 30, 2003 compared to $12.5 million for the three months ended September 29, 2002, a decrease of $0.4 million or 3.2%. The decrease in Adjusted EBITDA was attributed to the increase in corporate expenses, offset by the increase in station operating income.

      Depreciation and Amortization. Depreciation and amortization expense was $0.7 million for the three months ended September 30, 2003 and September 29, 2002, respectively.

      Operating Income from Continuing Operations. Operating income from continuing operations was $11.4 million for the three months ended September 30, 2003 compared to $11.8 million for the three months ended September 29, 2002, a decrease of $0.4 million or 3.4%. The decrease in operating income from continuing operations is primarily attributed to the decrease in Adjusted EBITDA.

      Interest Expense, Net. Interest expense, net, was $8.8 million for the three months ended September 30, 2003 compared to $8.6 million for the three months ended September 29, 2002, an increase of $0.2 million or 2.3%. The increase in interest expense, net, was primarily due to one extra day of interest incurred compared to the prior period, interest expense on a lawsuit judgment that is being appealed, and a decrease in interest income resulting from a general decline in interest rates and lower cash balances.

      Other, Net. Other, net, was income of $2.6 million for the three months ended September 30, 2003 compared to expenses of $0.1 million for the three months ended September 29, 2002, an increase of $2.7 million. Other, net, was income of $2.6 million for the three months ended September 30, 2003 due mostly to an insurance recovery for a claim related to our New York facilities and operations.

      Income Taxes. Income tax expense was $7.4 million for the three months ended September 30, 2003 compared to $5.1 million for the three months ended September 29, 2002. Income tax expense for the three-months ended September 30, 2003 and September 29, 2002 were based on our high estimated effective book tax rates for the 2003 and 2002 fiscal years. Our effective book tax rate was impacted by the adoption of SFAS

No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry-forward period. Therefore, our effective book tax rate reflects a full valuation allowance on our deferred tax assets.

      Discontinued Operations, Net of Taxes. Loss on discontinued operations, net of taxes, was $0.2 million for the three months ended September 30, 2003 compared to income on discontinued operation, net of taxes, of $1.8 million for the three months ended September 29, 2002. The Company determined that the pending sales of its KLEY-FM and KSAH-AM stations serving San Antonio, Texas, KPTI-FM station serving San Francisco, California, and the sale of its KTCY-FM station serving Dallas, Texas, all met the criteria in accordance with SFAS No. 144 to classify their operations as discontinued operations. Consequently these stations’ results from operations for the three months ended September 30, 2003 and September 29, 2002 have been classified as discontinued operations. On August 23, 2002, the Company sold KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment and recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      Net Loss. Net loss was $2.4 million for the three months ended September 30, 2003 compared to $0.1 million for the three months ended September 29, 2002, an increase of $2.3 million. The net losses were primarily due to our income tax expense as a result of our high effective book tax rates.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 29, 2002.

      Net Revenue. Net revenue was $100.2 million for the nine months ended September 30, 2003 compared to $101.2 million for the nine months ended September 29, 2002, a decrease of $1.0 million or 1.0%. The net revenue decrease was due to the decrease in barter revenue primarily related to the AOL barter agreement that concluded in August 2002. To provide better comparability on our net revenue, if the non-cash AOL barter revenue of $6.4 million is excluded from the prior year’s nine months ended September 29, 2002 results, “pro forma net revenue” actually increased by $5.4 million or 5.7%. This pro forma net revenue increase was due to the double-digit growth in our stations KLAX-FM and KXOL-FM, serving the Los Angeles market. In addition, the start-up stations in Chicago and Los Angeles, which began operating on January 6, 2003 and March 1, 2003, respectively, generated combined net revenue of $2.1 million. Offsetting these increases were decreases in promotional events held in the New York and Miami markets and barter revenue in the core markets.

      Station Operating Expenses. Station operating expenses were $57.7 million for the nine months ended September 30, 2003 compared to $59.1 million for the nine months ended September 29, 2002, a decrease of $1.4 million or 2.4%. The station operating expenses decrease was caused by the decrease in barter expense related to the conclusion of the AOL barter agreement in August 2002. To provide better comparability on our station operating expenses, if the non-cash AOL barter expense of $6.4 million is excluded from the prior year’s nine months ended September 29, 2002 results, “pro forma station operating expenses” actually increased by $5.0 million or 9.5%. This pro forma station operating expenses increase was primarily attributed to the start-up stations in Chicago and Los Angeles, which had combined station operating expenses of $3.2 million. In addition, we granted ICFG seven warrants, each exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock with an aggregate fair market value of approximately $2.9 million. These warrants were issued under the terms of our amended time brokerage agreement for KXOL-FM. The fair market value was based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and was recorded as a non-cash programming expense in the nine months ended September 30, 2003. Excluding prior year’s nine months AOL barter expense of $6.4 million and the current year’s nine months start-up station’s operating expenses of $3.2 million and non-cash programming (warrant) expense of $2.9 million, “as adjusted station operating expenses” decreased $1.1 million or 2.1% from $52.7 million to $51.6 million mainly due to a decrease in expenses related to promotional events.

      Station Operating Income. Station operating income was $42.5 million for the nine months ended September 30, 2003 compared to $42.1 million for the nine months ended September 29, 2002, an increase of $0.4 million or 1.0%. Our station operating income margin increased to 42.4% for the nine months ended

September 30, 2003 compared to 41.6% for the nine months ended September 29, 2002. To provide better comparability on our station operating income margin, if the non-cash AOL barter revenue and expenses of $6.4 million and $6.4 million, respectively, are excluded from the prior year’s nine months ended September 29, 2002 results, “pro forma station operating income margin” decreased from 44.4% to 42.4%. This pro forma station operating income margin decrease was primarily attributed to the station operating losses generated by the start-up stations and non-cash programming expense related to the warrant issuances to ICFG.

      Corporate Expenses. Corporate expenses were $13.8 million for the nine months ended September 30, 2003 compared to $9.6 million for the nine months ended September 29, 2002, an increase of $4.2 million or 43.8%. The increase in corporate expenses resulted mainly from an increase in legal and professional fees, as well as insurance premiums, including directors and officers liability insurance.

      Adjusted EBITDA. Adjusted EBITDA was $28.7 million for the nine months ended September 30, 2003 compared to $32.6 million for the nine months ended September 29, 2002, a decrease of $3.9 million or 12.0%. The decrease in Adjusted EBITDA was attributed to the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $2.1 million for the nine months ended September 30, 2003 and 2002.

      Operating Income from Continuing Operations. Operating income from continuing operations was $26.6 million for the nine months ended September 30, 2003 compared to $30.5 million for the nine months ended September 29, 2002, a decrease of $3.9 million or 12.8%. The decrease in operating income from continuing operations was primarily attributed to the decrease in Adjusted EBITDA.

      Interest Expense, Net. Interest expense, net, was $26.3 million for the nine months ended September 30, 2003 compared to $25.8 million for the nine months ended September 29, 2002, an increase of $0.5 million or 1.9%. The increase in interest expense, net, was primarily due to two extra days of interest incurred compared to the prior period, interest expense on a lawsuit judgment that is being appealed, and a decrease in interest income resulting from a general decline in interest rates on our cash balances.

      Other, Net. Other, net, was income of $2.9 million for the nine months ended September 30, 2003 compared to income of $0.2 million for the nine months ended September 29, 2002, an increase of $2.7 million. Other, net, was income of $2.9 million for the nine months ended September 30, 2003 due mostly to an insurance recovery for a claim related to our New York facilities and operations.

      Income Taxes. Income tax expense was $5.3 million for the nine months ended September 30, 2003 compared to an income tax expense of $49.2 million for the nine months ended September 29, 2002. Income tax expense of $5.3 million for the nine months ended September 30, 2003 was based on our high estimated effective book tax rate for fiscal year 2003. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective book tax rate reflects a full valuation allowance on our deferred tax assets. Income tax expense for the nine months ended September 29, 2002 consisted primarily of a $55.4 million non-cash charge to income tax expense to establish a valuation allowance against our deferred tax assets, effective December 31, 2001. Additionally, the Company recorded an income tax expense of $7.7 million based on the effective book tax rate for the 2002 fiscal year, offset by a $13.9 million non-cash income tax benefit due to a reduction of some of the Company’s valuation allowance on its deferred taxes, determined in accordance with SFAS No. 109 and available information. Excluding the prior year’s nine months ended September 29, 2002 non-cash income tax expense of $55.4 million and non-cash income tax benefit of $13.9 million, as adjusted income tax expense decreased $2.4 million or 31.2% from $7.7 million to $5.3 million due to a decrease in pre-tax income and our estimated effective book tax rate.

      Discontinued Operations, Net of Taxes. Loss on discontinued operations, net of taxes, was $0.3 million for the nine months ended September 30, 2003 compared to income on discontinued operations, net of taxes, of $1.9 million for the nine months ended September 29, 2002. The Company determined that the pending sales of its KLEY-FM and KSAH-AM stations serving San Antonio, Texas, KPTI-FM station serving San

Francisco, California, and the sale of its KTCY-FM station serving Dallas, Texas, all met the criteria in accordance with SFAS No. 144 to classify their operations as discontinued operations. Consequently, these stations’ results from operations for the nine months ended September 30, 2003 and September 29, 2002 have been classified as discontinued operations. On August 23, 2002, the Company sold KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment and recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      Cumulative Effect of a Change in Accounting Principle, Net of Taxes. Cumulative effect of a change in accounting principle, net of taxes was $45.3 million for the nine months ended September 29, 2002. The Company adopted SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives, and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair value method. As a result of the adoption of this standard, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

      Net Loss. Net loss was $2.4 million for the nine months ended September 30, 2003 compared to $87.7 million for the nine months ended September 29, 2002. The net loss for the nine months ended September 29, 2002 was due to the adoption of SFAS No. 142, which resulted in the $55.4 million non-cash charge to establish a valuation allowance on our deferred tax assets and the non-cash charge of $45.3 million related to the cumulative effect of a change in accounting principle, net of income tax benefit. Excluding the prior year’s nine months ended September 29, 2002 non-cash income tax expense of $55.4 million, income tax benefit of $13.9 million, and cumulative effect of accounting principle of $45.3 million, “as adjusted net loss” increased $1.5 million from a net loss of $0.9 million to $2.4 million. The increase in the as adjusted net loss was due primarily to income tax expense due to our high effective book tax rate for 2003 and a decrease in pre-tax income.

      The following table presents adjusted financial results for the nine-month periods ended September 29, 2002 and 2003, respectively, adjusting for the cumulative effect of accounting principle and the increase in the income tax valuation allowance upon adoption of SFAS No. 142 on December 31, 2001.

	Nine Months Ended

	September 29,	September 30,
	2002	2003

	(In thousands, except
	per share data)

	(Unaudited)
Reported net loss:	$(87,744)	$(2,411)
Add back: cumulative effect of a change in accounting principle, net of tax(1)	45,288	—
Add back: income tax valuation allowance(2)	55,358	—

Adjusted net income (loss)	$12,902	$(2,411)

Basic and diluted loss per share:
Reported net loss per share:	$(1.36)	$(0.04)
Cumulative effect per share of a change in accounting principle, net of tax(1):	0.70	—
Income tax valuation allowance per share(2):	0.86	—

Adjusted net income (loss) per share:	$0.20	(0.04)

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

Liquidity and Capital Resources

      Our primary source of liquidity is cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under the five-year $10.0 million revolving credit facility entered into on October 30, 2003.

      Our ability to raise funds by increasing our indebtedness is limited by the terms of the credit agreement governing our senior credit facilities (entered into on October 30, 2003) and the indenture governing our senior subordinated notes. Additionally, such credit agreement and indenture place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

      Net cash flows provided by operating activities were $15.4 million for the nine months ended September 30, 2003 compared to net cash flows provided by operating activities of $18.9 million for the nine months ended September 29, 2002. Changes in our net cash flows from operating activities were primarily a result of changes in working capital balances and a decrease in operating income from continuing operations.

      Net cash flows used in investing activities were $39.5 million for the nine months ended September 30, 2003 compared to net cash flows provided by investing activities of $10.4 million for the nine months ended September 29, 2002. Changes in our net cash flows from investing activities were primarily a result of the acquisition of the Chicago radio stations in April 2003 and the sale of the Dallas radio station in August 2002.

      Net cash flows used in financing activities were $0.7 million for the nine months ended September 30, 2003 compared to $0.1 million for the nine months ended September 29, 2002. Changes in our net cash flows used in financing activities were primarily related to the financing for the acquisition of KXOL-FM.

      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required cash interest payments pursuant to the terms of the senior subordinated notes due 2009 and the new senior secured credit facilities, principal payments pursuant to the terms of the new senior secured credit facilities and capital expenditures, excluding the acquisition of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the economic conditions within the radio broadcasting industry and economic conditions in general will not further deteriorate in any material respect;

•	we will continue to successfully implement our business strategy;

•	we will not incur any material unforeseen liabilities, including environmental liabilities; and

•	no future acquisitions will adversely affect our liquidity.

      We continuously review opportunities to acquire additional radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions and dispositions from time to time in the ordinary course of business.

      On September 18, 2003, we entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. In connection with this agreement, Border Media Partners, LLC made a $1.2 million deposit on the purchase price, which is being held in escrow.

      Additionally, on October 2, 2003, we entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, 3 Point Media — San Francisco, LLC made a $1.5 million deposit on the purchase price, subsequent to September 30, 2003.

      The closings of these sales of stations is subject to the satisfaction of certain customary conditions including receipt of regulatory approval from the FCC. The Company anticipates that these sales will close by the end of the first quarter of 2004. However, there can be no assurance that these sales will be completed.

      On October 30, 2003, SBS completed the acquisition of the assets of radio station KXOL-FM (formerly KFSG-FM), serving the Los Angeles, California market, from the International Church of the FourSquare Gospel (“ICFG”) at a cash purchase price of $250.0 million plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of SBS’s Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. SBS assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, SBS paid $2.9 million in broker’s fees in connection with the KXOL-FM acquisition.

      In addition to the FCC license of KXOL-FM, the assets acquired by SBS from ICFG include certain radio transmission equipment and a fifty year lease at a rent of $1.00 per year for the KXOL-FM tower site, all of which were used by ICFG for radio broadcasting and which SBS also intends to use for radio broadcasting. The consideration for the acquisition of the assets of KXOL-FM was determined through arms length negotiations between SBS and ICFG. On November 2, 2000, pursuant to the asset purchase agreement between SBS and ICFG for the acquisition of the assets of KXOL-FM, SBS made a non-refundable deposit of $5.0 million which was credited towards the $250.0 million cash purchase price at closing. Pursuant to amendments to the asset purchase agreement, prior to the closing SBS made additional non-refundable deposits toward the cash purchase price in the aggregate amount of $55.0 million which were also credited towards the $250.0 million cash purchase price at closing. Cash on hand was used to make all the non-refundable deposits toward the cash purchase price. The remaining $190.0 million of the cash purchase price was funded from (1) the proceeds of SBS’s private offering of $75,000,000 of 10 3/4% Series A cumulative exchangeable redeemable preferred stock which closed on October 30, 2003 and (2) borrowings under a senior secured credit facility, consisting of a $125.0 million term loan facility, which SBS entered into on October 30, 2003.

      From April 30, 2001 until the closing of the acquisition, SBS broadcast its programming over KXOL-FM pursuant to a time brokerage agreement with ICFG. ICFG broadcast its programming over SBS radio stations KZAB-FM and KZBA-FM pursuant to a time brokerage agreement with SBS from April 30, 2001 until February 28, 2003. Pursuant to the amended asset purchase agreement and amended time brokerage agreements, SBS was required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, SBS granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of SBS’s Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. SBS assigned each warrant a fair market value of approximately $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised.

      On October 30, 2003, SBS completed a private offering of $75,000,000 of 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $.01 per share, with a liquidation preference of $1,000 per share, without a specified maturity date. The offering was made within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act.

      On October 30, 2003, SBS also entered into senior secured credit facilities with Lehman Commercial Paper Inc. as syndication agent and administrative agent and the several banks and other financial institutions or entities from time to time a party to the credit agreement (the “Credit Agreement”). The senior secured credit facilities include a six-year $125.0 million term loan facility and a five-year $10.0 million revolving credit facility.

      SBS used the net proceeds from the offering of its preferred stock, together with most of the term loan facility, to fund the purchase of KXOL-FM. SBS is obligated to repay a portion of the borrowings under the senior secured credit facilities with a portion of the net proceeds it receives from the sale of its San Antonio and San Francisco stations. The $10.0 million revolving credit facility remains undrawn and may be used for working capital purposes, capital needs and general corporate purposes.

      The Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to indebtedness, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends FASB No. 13, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require that the Company’s extraordinary loss recognized on the extinguishments of debt in 2000 and 2001 be reclassified to income or loss from continuing operations in its condensed consolidated financial statements beginning in 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This pronouncement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. SFAS No. 148 also expands the disclosure requirements with respect to stock-based compensation. The Company does not intend to change to the fair value method of accounting. The required expanded disclosure is included in the September 30, 2003 condensed consolidated financial statements and notes thereto.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity’s expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The FASB has delayed the effective date until the end of the first interim or annual period ending after December 15, 2003 (for the Company, December 31, 2003). The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our substantial amount of debt could adversely affect our financial health and prevent us from fulfilling our obligations under the new Series A preferred stock and the senior secured credit facilities;

•	We will require a significant amount of cash to service our debt and to make cash dividend payments under the new Series A preferred stock;

•	Our ability to generate cash depends on many factors beyond our control;

•	Any acceleration of our debt or event of default would harm our business and financial condition;

•	Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further intensify the risks described above;

•	The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests;

•	The terms of our debt, new Series A preferred stock and the new senior secured credit facilities impose or will impose restrictions on us that may adversely affect our business and our ability to fulfill our obligations under the new Series A preferred stock and/or other commitments;

•	The restrictions imposed by our debt may prevent us from paying cash dividends on the new Series A preferred stock and exchanging the new Series A preferred stock for exchange notes;

•	We may not have the funds or the ability to raise the funds necessary to repurchase our new Series A preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by the new Series A preferred stock;

•	We may not complete the pending sales of our San Antonio and San Francisco stations;

•	Our creditors will have priority over the new Series A preferred stock;

•	Actual or constructive distributions with respect to our new Series A preferred stock may lead to unplanned deemed dividend income and original issue discount;

•	We have experienced net losses in the past and to the extent that we experience net losses in the future, the market price of our common stock may be adversely affected which in turn may adversely affect our ability to raise capital;

•	Our operating results could be adversely affected by a national or regional recession;

•	Loss of any of our key personnel could adversely affect our business;

•	Our growth depends on successfully executing our acquisition strategy;

•	Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale;

•	We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do;

•	We will face increased competition because of the recent merger of Univision Communications Inc. and Hispanic Broadcasting Corp;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive;

•	Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses; and

•	We may face regulatory review for additional acquisitions in our existing markets and, potentially, new markets.

      Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended September 30, 2001, for the three-month transitional period ended December 30, 2001, for the fiscal year ended December 29, 2002 and for the three and nine-month periods ended September 30, 2003. However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

      We are not subject to currency fluctuations since we do not have any operations other than where the currency is the U.S. dollar. At September 30, 2003, we had limited market risk exposure since we did not have any variable rate debt or derivative financial or commodity instruments.

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

      On June 12, 2002, SBS filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications (“Clear Channel”) and Hispanic Broadcasting Corporation (“HBC”), and filed an amended complaint on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected SBS’s ability to raise capital, depressed SBS’s share price, impugned SBS’s reputation, made station acquisitions more difficult, and interfered with SBS’s business opportunities and contractual arrangements. In the amended complaint, SBS sought actual damages in excess of $500.0 million, which would be trebled under antitrust law. On January 31, 2003, the Court granted defendants’ motions for failure to adequately allege antitrust injury. SBS filed a motion for reconsideration of that opinion and asked for leave to file a proposed second amended complaint, which contains additional economic analysis and factual detail based on the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which seeks damages in an amount to be determined at trial. On August 6, 2003, the District Court denied SBS’s motion for reconsideration. On September 5, 2003, SBS filed an appeal to the 11th Circuit Court of Appeals of the District Court’s decisions dated January 31, 2003 and August 6, 2003, and briefing on that appeal is expected to be completed by early December 2003.

Item 2.	Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

      On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003 we issued to the International Church of the FourSquare Gospel (“ICFG”) a warrant exercisable for 100,000 shares (aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. We made these issuances pursuant to the terms of our amended time brokerage agreement with ICFG relating to radio station KXOL-FM as part of the consideration for our right to continue broadcasting our programming over KXOL-FM after ICFG ceased to broadcast its programming under a time brokerage agreement with us relating to radio stations KFSG-FM (currently KZAB-FM) and KFSB-FM (currently KZBA-FM). The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of our acquisition of KXOL-FM. These warrants are exercisable for a period of thirty-six months from the date of issuance after which they will expire if not exercised. To date, these warrants have not been exercised. We assigned each of the warrants a fair market value of approximately $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant. We relied on Section 4(2) of the Securities Act of 1933, as amended, to claim exemption from registration for these issuances, as transactions not involving any public offering.

Item 4.	Submission of Matters to a Vote of Security Holders

      The matter described below was submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the annual meeting of stockholders held on July 10, 2003 (the “Annual Meeting”).

      Stockholders elected the following directors at the Annual Meeting as set forth below:

Directors	Votes For	Votes Withheld

Raúl Alarcón, Jr.	293,900,488	9,706,654
Pablo Raúl Alarcón, Sr.	293,933,395	9,673,747
Jason L. Shrinsky	288,670,160	14,936,982
Carl Parmer	294,366,870	9,240,272
Jack Langer	303,128,924	478,218
Dan Mason	303,128,424	478,718

There were no broker non-votes.

Item 5.	Other Information

      On October 30, 2003, SBS completed the acquisition of the assets of radio station KXOL-FM (formerly KFSG-FM), serving the Los Angeles, California market, from the International Church of the FourSquare Gospel (“ICFG”) at a cash purchase price of $250.0 million plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of SBS’s Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. SBS assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. Additionally, SBS paid $2.9 million in broker’s fees in connection with the KXOL-FM acquisition.

      In addition to the FCC license of KXOL-FM, the assets acquired by SBS from ICFG include certain radio transmission equipment and a fifty-year lease at a rent of $1.00 per year for the KXOL-FM tower site, all of which were used by ICFG for radio broadcasting and which SBS also intends to use for radio broadcasting. The consideration for the acquisition of the assets of KXOL-FM was determined through arm’s-length negotiations between SBS and ICFG. On November 2, 2000, pursuant to the asset purchase agreement between SBS and ICFG for the acquisition of the assets of KXOL-FM, SBS made a non-refundable deposit of $5.0 million which was credited towards the $250.0 million cash purchase price at closing. Pursuant to amendments to the asset purchase agreement, prior to the closing SBS made additional non-refundable deposits toward the cash purchase price in the aggregate amount of $55.0 million which were also credited towards the $250.0 million cash purchase price at closing. Cash on hand was used to make all the non-refundable deposits toward the cash purchase price. The remaining $190.0 million of the cash purchase price was funded from (1) the proceeds of SBS’s private offering of $75,000,000 of 10 3/4% Series A cumulative exchangeable redeemable preferred stock which closed on October 30, 2003 and (2) borrowings under a senior secured credit facility, consisting of a $125.0 million term loan facility, which SBS entered into on October 30, 2003.

      From April 30, 2001 until the closing of the acquisition, SBS broadcast its programming over KXOL-FM pursuant to a time brokerage agreement with ICFG. ICFG broadcast its programming over SBS radio stations KZAB-FM and KZBA-FM pursuant to a time brokerage agreement with SBS from April 30, 2001 until February 28, 2003. Pursuant to the amended asset purchase agreement and amended time brokerage agreements, SBS was required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, SBS granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of SBS’s Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. SBS assigned each warrant a fair market value of approximately $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million, $0.4 million and $0.5 million, respectively, based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised.

      On October 30, 2003, SBS completed a private offering of $75,000,000 of 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $.01 per share, with a liquidation preference of $1,000 per share, without a specified maturity date. The offering was made within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act.

      On October 30, 2003, SBS also entered into senior secured credit facilities with Lehman Commercial Paper Inc. as syndication agent and administrative agent and the several banks and other financial institutions or entities from time to time a party to the credit agreement (the “Credit Agreement”). The senior secured credit facilities include a six-year $125.0 million term loan facility and a five-year $10.0 million revolving credit facility.

      SBS used the net proceeds from the offering of its preferred stock, together with most of the term loan facility, to fund the purchase of KXOL-FM. SBS is obligated to repay a portion of the borrowings under the senior secured credit facilities with a portion of the net proceeds it receives from the sale of its San Antonio and San Francisco stations. The $10.0 million revolving credit facility remains undrawn and may be used for working capital purposes, capital needs and general corporate purposes.

      The Credit Agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to indebtedness, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)).
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement).
3.3	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003.
4.1	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc.
4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc.
10.1	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel.
10.2	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel.
10.3	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003.
10.4	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003.
10.5	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003.
10.6	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003.
10.7	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003.
10.8	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock.
10.9	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the three months ended September 30, 2003:

(i) a current report on Form 8-K on August 6, 2003 to report that on August 6, 2003, the Company issued a press release announcing its second quarter 2003 financial results; and

(ii) a current report on Form 8-K on September 25, 2003 to report that on September 18, 2003, the Company entered into an asset purchase agreement with Border Media Partners, LLC for the sale of certain assets, including the FCC licenses, of the Company’s radio stations KLEY-FM and KSAH-AM serving the San Antonio, Texas market for a cash purchase price of $24.4 million.

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

Date: November 14, 2003