Form 10-K
period 2003-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2004-03-15
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

    Yes ☑        No ☐

     As of June 30, 2003, the last business day of the Company’s most recently completed second fiscal quarter, the Company had 37,076,655 shares of Class A common stock, par value $.0001 per share, and 27,605,150 shares of Class B common stock, par value $.0001 per share, outstanding. As of June 30, 2003, the aggregate market value of the Class A common stock held by non-affiliates of the Company was approximately $298.8 million and the aggregate market value of the Class B common stock held by non-affiliates of the Company was approximately $4.3 million. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the Nasdaq National Market System on June 30, 2003 of $8.08 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

     As of March 10, 2004, 39,587,355 shares of Class A common stock, par value $.0001 per share, and 25,105,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

Documents Incorporated by Reference: None

		Page

PART I
ITEM 1.	Business	1
ITEM 2.	Properties	25
ITEM 3.	Legal Proceedings	26
ITEM 4.	Submission of Matters to a Vote of Security Holders	27

PART II
ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
ITEM 6.	Selected Financial Data	29
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
ITEM 8.	Financial Statements and Supplementary Data	48
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
ITEM 9A.	Controls and Procedures	48

PART III
ITEM 10.	Directors and Executive Officers of the Registrant	48
ITEM 11.	Executive Compensation	51
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
ITEM 13.	Certain Relationships and Related Transactions	59
ITEM 14.	Principal Accountant Fees and Services	60

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	61
STOCK OPTION AGREEMENT W/JACK LANGER
STOCK OPTION AGREEMENT W/ DAN MASON
INCENTIVE STOCK OPTION AGREEMENT
NONQUALIFIED STOCK OPTION AGREEMENT
NONQUALIFIED STOCK OPTION AGREEMENT
NONQUALIFIED STOCK OPTION AGREEMENT
INCENTIVE STOCK OPTION AGREEMENT
AMENDED AND RESTATED EMPLOYMENT AGREEMENT
CODE OF BUSINESS CONDUCT AND ETHICS
LIST OF SUBSIDIARIES
302 CERTIFICATION: CEO
302 CERTIFICATION: CFO
906 CERTIFICATION: CEO
906 CERTIFICATION: CFO

i

PART I

Item 1.	Business

      All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this report mean Spanish Broadcasting System, Inc., a Delaware corporation, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, mean our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation. Our executive offices are located at 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133, and our telephone number is (305) 441-6901.

      We are the largest Hispanic-controlled radio broadcasting company in the United States. After giving effect to the proposed sale of our San Francisco station, we own and operate 24 radio stations in markets that reach approximately 45% of the U.S. Hispanic population. Our stations are located in the top five Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago and Miami. Los Angeles and New York have the largest and second largest U.S. Hispanic populations, and are the largest and second largest radio markets in the United Sates in terms of advertising revenue, respectively. Our top three markets, based on net revenues, are New York, Los Angeles and Miami. In New York, we own two of the four FM Spanish-language radio stations in that market, and believe that we have the strongest franchise in our target demographic groups.

      Mr. Raúl Alarcón, Jr. became our Chairman of the Board of Directors when we completed our initial public offering on November 2, 1999 and has been our Chief Executive Officer since June 1994 and our President and a director since October 1985. The Alarcón family has been involved in Spanish-language radio broadcasting since the 1950’s, when Mr. Pablo Raúl Alarcón, Sr., our Chairman Emeritus and a member of our Board of Directors, established his first radio station in Camagüey, Cuba. Members of our senior management team, on average, have over 20 years of experience in radio broadcasting.

Business Strategy

      We focus on maximizing the revenue and profitability of our radio station portfolio by strengthening the performance of our existing radio stations and making additional strategic station acquisitions in both our existing markets and in other markets that have a significant Hispanic population. We also focus on long-term growth by investing in advertising, programming research and on-air talent.

Market Opportunity

      We believe that our focus on formats targeting U.S. Hispanic audiences in the largest Hispanic radio markets, together with our skill in programming and marketing to these audiences, provide us with significant opportunity for the following reasons:

•	Hispanic Population Growth. The U.S. Hispanic population is the largest minority group and the fastest growing segment of the U.S. population, growing at approximately 7.8 times the rate of the non-Hispanic U.S. population between 1996 and 2003.

•	Hispanic Buying Power. The U.S. Hispanic population accounted for estimated buying power of $675.0 billion in 2003 and Hispanic buying power is growing at nearly twice the annual rate of non-Hispanic buying power. Hispanic buying power is expected to increase to $1.2 trillion by 2010, positioning this demographic as an extremely attractive group for advertisers.

•	Growth in Spanish Language Advertising Spending. In 2003, a total of $3.4 billion was spent on Spanish-language media advertising, compared to $1.8 billion in 1998. This represents a compound annual growth rate of 13.6% over the past five years.

      The above market opportunity information is based on data provided by Synovate - 2004 U.S. Hispanic Market Report, The Santiago Solutions Group and the 2003 Jack Meyers ReportTM.

Top Five Hispanic Radio Markets in the United States

      The table below lists the top 5 Hispanic radio markets in the United States, including Puerto Rico. Following the closing of the proposed sale of our station in San Francisco, we will continue to own radio stations in Los Angeles, New York, Puerto Rico, Chicago and Miami.

Top 5 Hispanic Markets

			Estimated	Estimated	2003 Total
		Estimated	% of Total	% of Total	Estimated	# of
		Hispanic	Population in	U.S.	Market Radio	Our
		Population	Mkt. which is	Hispanic	Revenue	Stations
Rank	Market	(000)(a)	Hispanic(a)	Population(a)	($mm)(b)	Operated

1	Los Angeles	7,811	45%	18%	$1,039	4
2	New York	4,316	21%	10%	825	2
3	Puerto Rico	3,832	99%	9%	100	11
4	Chicago	1,838	19%	4%	592	4
5	Miami	1,837	43%	4%	287	3

Total for our markets		19,634	35%	45%	$2,843	24

(a)	Sources: Synovate, 2004 U.S. Hispanic Market Report; U.S. Census Bureau Population Estimates for Puerto Rico, 2002; U.S. Census Bureau, Census 2000.

(b)	Source: BIA Research Inc.’s Investing in Radio, 2003 Market Report.

Our Strategy

      We focus on maximizing the revenue and profitability of our radio station portfolio. We also focus on long-term growth by continuously investing in advertising, programming research and on-air talent. In addition, we have completed strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top Hispanic markets.

      Our operating strategy focuses on maximizing our radio stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow while minimizing operating expenses. To achieve these goals, we focus on the following:

      Format high quality programming. We format the programming of each of our stations to capture a significant share of the Spanish-language audience. We use market research, including third-party consultants, in-house research and periodic music testing, to assess listener preferences and the diverse groups in the Hispanic population in each station’s target demographic audience. We then refine our programming to reflect the results of this research and testing. Because the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own cultural and musical heritage, we strive to make ourselves very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups, and we customize our programming accordingly.

      Attract and retain strong local management teams. We employ local management teams in each of our markets that are responsible for the day-to-day operations of our radio stations. The teams typically consist of a general manager, a general sales manager and a programming director. Stations are staffed with managers who have experience in and knowledge of the local radio market and/or the local Hispanic market because of the cultural diversity of the Hispanic population from market to market in the United States. We believe this approach improves our flexibility and responsiveness to changing conditions in each of the markets we serve.

      Utilize focused sales efforts. To capture market share, our sales force focuses on converting audience share into rate and revenue increases. Strategically, we hire sales professionals who are experts at Hispanic and general market advertising. We also value knowledgeable account managers skilled at dealing directly with clients in the local market. Spanish-language radio is uniquely positioned for national campaigns, regional marketing plans and local promotions in our diverse markets. We believe that our focused sales efforts are working to increase media spending targeted at the Hispanic consumer market and will enable us to continue to achieve rate and revenue growth, and to narrow the gap between the level of advertising currently targeted towards U.S. Hispanics and the actual and potential buying power of our communities.

      Control station operating costs. We employ a disciplined approach to operating our radio stations. We emphasize the control of each station’s operating costs through detailed budgeting, tight control over staffing levels and constant expense analysis. While local management is responsible for the day-to-day operation of each station, corporate management is responsible for long-term and strategic planning, establishing policies and procedures, maximizing cost savings through centralized control where appropriate, allocating corporate resources and maintaining overall control of the stations.

      Effective use of promotions and special events. We use our expertise in marketing to the Hispanic consumer in each of the markets in which we operate stations to attract a large share of advertising revenue. We believe that effective promotional efforts play a significant role in both adding new listeners and increasing listener loyalty. We organize special promotional appearances, such as station van appearances at client events, concerts and tie-ins to special events, which form an important part of our marketing strategy. Many of these events build advertiser loyalty because they enable us to offer advertisers an additional way to reach the Hispanic consumer. In some instances, these events are co-sponsored by local television stations, newspapers and promoters, allowing our mutual advertisers to reach a larger combined audience.

      Maintain strong community involvement. We have been, and will continue to be, actively involved in the local communities that we serve. Our radio stations participate in numerous community programs, fund-raisers and activities benefiting the local community and Hispanics abroad. Examples of our community involvement include free public service announcements, free equal-opportunity employment announcements, tours and discussions held by radio station personalities with school and community groups designed to deter drug and gang involvement, free concerts and events designed to promote family values within the local Hispanic communities, charitable contributions to organizations which benefit the Hispanic community, and extended coverage, when necessary, of significant events which have an impact on the U.S. Hispanic population. Our stations and members of our management have received numerous community service awards and acknowledgments from governmental entities and community and philanthropic organizations for their service. We believe that this involvement helps build and maintain station awareness and listener loyalty.

      Our growth strategy includes evaluating strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations with strong signals in the top Hispanic markets. We generally consider acquisitions of stations in our existing markets, as well as acquisitions of stations in other markets with a large Hispanic population, where we can maximize our revenue through aggressive sales and programming efforts directed at U.S. Hispanic and general market advertisers. These acquisitions may include stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted.

Programming

      We format the programming of each of our stations to capture a substantial share of the U.S. Hispanic audience in its respective market. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to be very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. We have in-house research departments located in Miami and Los Angeles, which conduct extensive radio market research on a daily, weekly, monthly and annual basis. By employing listener study groups and telephone surveys modeled after Arbitron® written survey methodology, but with even larger sample sizes than Arbitron®, we are able to assess listener preferences, track trends and gauge our success on a daily basis, well before Arbitron® quarterly results are published. In this manner, we can respond immediately, if necessary, to any changing preferences of listeners and/or trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.

•	Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue and cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating from the Dominican Republic. Cumbia is a festive, folkloric music which originated in Colombia.

•	Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, norteña, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Norteña means northern, and is representative of Northern Mexico. Featuring an accordion, norteña has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinalóa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music.

•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin and English classics mainly from the 1960’s, 1970’s and 1980’s.

•	Spanish Hot Adult Contemporary. The Spanish Hot Adult Contemporary format consists of rock ballads as well as alternative dance and pop music.

•	Mexican Adult Contemporary. The Mexican Adult Contemporary format includes pop music and ballads with an emphasis on Mexican artists.

•	Central American Tropical. The Central American Tropical format includes cumbia, soca and punta, with traditional salsa and merengue for variety.

•	American Adult Contemporary 80’s & 90’s Hits. The American Adult Contemporary format consists of the top American chart hits from the 1980’s and 1990’s.

•	American Top 40. The American Top 40 format consists of the most popular current chart hits.

      The following table lists the programming formats of our radio stations and the target demographic group of each station.

Target Buying
Demographic
Market	FM Station	Format	group by age

Los Angeles	KLAX	Regional Mexican	18-49
	KZAB	Central American Tropical	18-49
	KZBA	Central American Tropical	18-49
	KXOL	Mexican Adult Contemporary	18-49

New York	WSKQ	Spanish Tropical	18-49
	WPAT	Spanish Adult Contemporary	25-54

Puerto Rico	WMEG	American Top 40	18-34
	WEGM	American Top 40	18-34
	WCMA	American Adult Contemporary 80’s & 90’s Hits	18-49
	WIOA	Spanish Adult Contemporary	18-49
	WIOB	Spanish Adult Contemporary	18-49
	WIOC	Spanish Adult Contemporary	18-49
	WZNT	Spanish Tropical	18-49
	WZMT	Spanish Tropical	18-49
	WZET	Spanish Tropical	18-49
	WODA	Spanish Hot Adult Contemporary	18-34
	WNOD	Spanish Hot Adult Contemporary	18-34

Target Buying
Demographic
Market	FM Station	Format	group by age

Chicago	WLEY	Regional Mexican	18-49
	WDEK	Spanish Adult Contemporary	18-49
	WKIE	Spanish Adult Contemporary	18-49
	WKIF	Spanish Adult Contemporary	18-49

Miami	WXDJ	Spanish Tropical	18-49
	WCMQ	Spanish Oldies	25-54
	WRMA	Spanish Adult Contemporary	18-49

Radio Station Portfolio

      The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Research, Inc.’s Investing in Radio, 2003 Market Report, Synovate — 2004 U.S. Hispanic Market Report, the U.S. Census Bureau Population Estimates for Puerto Rico — 2002 and the U.S. Census Bureau, Census 2000.

Los Angeles

      The Los Angeles market is the largest radio market in terms of advertising revenue which was projected to be approximately $1.039 billion in 2003. In 2003, the Los Angeles market had the largest U.S. Hispanic population with approximately 7.8 million Hispanics, which is approximately 44.5% of the Los Angeles market’s total population. The Los Angeles market experienced annual radio revenue growth of 10.5% between 1997 and 2002. Radio revenue in the Los Angeles market is expected to grow at an annual rate of 6.4% between 2002 and 2007.

New York

      The New York market is the second largest radio market in terms of advertising revenue which was projected to be approximately $825.0 million in 2003. In 2003, the New York market had the second largest U.S. Hispanic population, with approximately 4.3 million Hispanics, which is approximately 20.5% of the New York market’s total population. We believe that we own the strongest franchise in our target demographic group, with two of the four FM Spanish-language radio stations in the New York market, WSKQ-FM and WPAT-FM. The New York market experienced annual radio revenue growth of 7.0% between 1997 and 2002. Radio revenue in the New York market is expected to grow at an annual rate of 6.0% between 2002 and 2007.

Puerto Rico

      The Puerto Rico market is the thirty-third largest radio market in terms of advertising revenue which was projected to be approximately $100.0 million in 2003. In 2003, the Puerto Rico market had the third largest U.S. Hispanic population, with approximately 3.8 million Hispanics, which is estimated to be approximately 98.8% of the Puerto Rico market’s total population. The Puerto Rico market experienced annual radio revenue growth of 5.3% between 1997 and 2002. Radio revenue in the Puerto Rico market is expected to grow at an annual rate of 5.5% between 2002 and 2007.

Chicago

      The Chicago market is the third largest radio market in terms of advertising revenue which was projected to be approximately $591.7 million in 2003. In 2003, the Chicago market had the fourth largest U.S. Hispanic population, with approximately 1.8 million Hispanics, which is approximately 19.0% of the Chicago market’s total population. The Chicago market experienced annual radio revenue growth of 7.6% between 1997 and 2002. Radio revenue in the Chicago market is expected to grow at an annual rate of 5.6% between 2002 and 2007.

Miami

      The Miami market is the eleventh largest radio market in terms of advertising revenue which was projected to be approximately $287.1 million in 2003. In 2003, the Miami market had the fifth largest U.S. Hispanic population, with approximately 1.8 million Hispanics, which is approximately 43.1% of the Miami market’s total population. The Miami market experienced annual radio revenue growth of 6.5% between 1997 and 2002. Radio revenue in the Miami market is expected to grow at an annual rate of 5.8% between 2002 and 2007.

Latin Music On-Line (“LaMusica.com”)

      LaMusica.com is our bilingual Spanish-English Internet website and on-line community that focuses on the Hispanic market. LaMusica.com, which has links to the websites of some of our radio stations, is a provider of original information and interactive content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. We believe that LaMusica.com, together with our radio station portfolio, enables our audience to enjoy additional targeted and culturally-specific entertainment options, such as concert listings, music reviews, local entertainment calendars, and interactive content on popular Latin recording artists and entertainers. At the same time, LaMusica.com enables our advertisers to cost-effectively reach their targeted Hispanic consumers through an additional and dynamic medium.

Management and Personnel

      Without giving effect to the proposed sale of our San Francisco station, as of March 10, 2004, we had 472 full-time employees, 11 of whom were primarily involved in corporate management and/or station management, 178 of whom were primarily involved in the programming of our stations, 169 of whom were primarily involved in sales, 98 of whom were primarily involved in general administration and 16 of whom were primarily involved in technical or engineering capacities.

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

Seasonality

      Seasonal broadcasting revenue fluctuations are common in the radio broadcasting industry and are primarily due to fluctuations in advertising expenditures by local and national advertisers. Historically, the first calendar quarter (January through March) has generally produced the lowest net broadcasting revenue for the year because of routine post-holiday decreases in advertising expenditures.

Patents, Trademarks, Licenses and Franchises

      In the course of our business, we use various trademarks, trade names, domain names and service marks, including logos, in our advertising and promotions. We believe our trademarks, trade names, domain names and service marks are important to our business and we intend to continue to protect and promote these where appropriate and to protect the registration of new trademarks, including through legal action. We do not hold or depend upon any material patent, government license, franchise or concession, except the broadcast licenses granted by the Federal Communications Commission (the “FCC”).

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

      Radio is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station’s ability to attract listeners in a given market and on the attractiveness to advertisers of the station’s listener demographics as well as the demand on available advertising inventory. Rates also vary depending upon a program’s popularity among the listeners an advertiser is seeking to attract and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning drive-time hours which are the peak hours for radio audience listening. A radio broadcaster that has multiple stations in a market is appealing to national advertisers because these advertisers can reach more listeners, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. We believe that we will be able to continue increasing our rates as new and existing advertisers recognize the increasing desirability of targeting the growing Hispanic population in the United States.

      Each station broadcasts a predetermined number of advertisements each hour with the actual number depending upon the format of a particular station and any programming strategy we utilize to attract listeners. We determine the number of advertisements broadcast hourly that can maximize the station’s revenue without negatively impacting its audience listener levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

      We have short and long-term contracts with our advertisers, although it is customary in the radio industry that the majority of advertising contracts are short-term and generally run for less than three months. In each of our broadcasting markets, we employ sales personnel to obtain local advertising revenue. Our local sales force is important to maintaining relationships with key local advertisers and agencies and identifying new advertisers. We pay commissions to our local sales staff upon receipt of payment for their respective billings which assists in our collection efforts. We offer assistance to local advertisers by providing them with studio facilities to produce commercials free of charge and, in some cases, we produce the commercials.

Competition

      The success of each of our stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market, as well as with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Several of the radio stations with which we compete are subsidiaries of large national or regional companies that may have substantially greater financial resources than we do. Factors which are material to competitive position include management experience, the radio station’s rank in its market, signal strength and frequency, and audience demographics, including the nature of the Spanish-language market targeted by a particular station.

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

      The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting (known as “DAB”). DAB may deliver to nationwide and regional audiences, multi-channel, and multi-format digital radio services with sound quality equivalent to that of compact discs. The FCC has licensed companies for the use of a new technology, satellite digital audio radio services (known as “SDARS”), to deliver audio programming. SDARS provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. It is not known at this time whether digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low cost neighborhood service on frequencies which would not interfere with existing stations.

      The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and the greater availability of radios, particularly car and portable radios, have contributed to this growth. We cannot assure you, however, that the development or introduction of any new media technology will not have an adverse effect on the radio broadcasting industry.

      We cannot predict what other matters may be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes may have on our business. See “Federal Regulation of Radio Broadcasting” below.

Antitrust

      We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top Hispanic markets. Since the passage of the Telecommunications Act of 1996, the Justice Department has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Similarly, the FCC staff has announced new procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

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

FCC Licenses

      The Communications Act provides that a broadcast station license may be granted to any applicant if the granting of the application would serve the public interest, convenience and necessity, subject to certain limitations. In making licensing determinations, the FCC considers an applicant’s legal, technical, financial and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

      The following table sets forth the license expiration dates of each of our radio stations.

		Date of	Date of License		Operation
FM Station	Market	Acquisition	Expiration		Frequency

KLAX	Los Angeles, CA	2/24/88	12/01/05		97.9 MHz
KZAB	Los Angeles, CA	11/09/00	12/01/05		93.5 MHz
KZBA	Los Angeles, CA	11/09/00	12/01/05		93.5 MHz
KXOL	Los Angeles, CA	10/30/03	12/01/05		96.3 MHz
WSKQ	New York, NY	1/26/89	6/01/06		97.9 MHz
WPAT	New York, NY	3/25/96	6/01/06		93.1 MHz
WMEG	Puerto Rico	5/13/99	2/01/12		106.9 MHz
WEGM	Puerto Rico	1/14/00	2/01/04	*	95.1 MHz
WCMA	Puerto Rico	12/01/98	2/01/12		96.5 MHz
WZET	Puerto Rico	5/13/99	2/01/12		92.1 MHz
WIOA	Puerto Rico	1/14/00	2/01/04	*	99.9 MHz
WIOB	Puerto Rico	1/14/00	2/01/12		97.5 MHz
WIOC	Puerto Rico	1/14/00	2/01/12		105.1 MHz
WZNT	Puerto Rico	1/14/00	2/01/12		93.7 MHz
WZMT	Puerto Rico	1/14/00	2/01/12		93.3 MHz
WODA	Puerto Rico	1/14/00	2/01/12		94.7 MHz
WNOD	Puerto Rico	1/14/00	2/01/12		94.l MHz
WLEY	Chicago, IL	3/27/97	12/01/04		107.9 MHz
WDEK	Chicago, IL	4/04/03	12/01/04		92.5 MHz
WKIE	Chicago, IL	4/04/03	12/01/04		92.7 MHz
WKIF	Chicago, IL	4/04/03	12/01/04		92.7 MHz
WXDJ	Miami, FL	3/28/97	2/01/04	*	95.7 MHz
WCMQ	Miami, FL	12/22/86	2/01/12		92.3 MHz
WRMA	Miami, FL	3/28/97	2/01/12		106.7 MHz

* Pending license renewal. All authorizations, licenses and permits are valid during the license renewal application period.

Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

•	the radio station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

      After considering these factors, the FCC may grant the license renewal application without or with conditions, including renewal for a term less than the maximum term otherwise permitted by law, or hold an evidentiary hearing.

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

      The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations. The FCC has created a subclass of Class C stations based on antenna height. Stations not meeting the minimum height requirement within a three-year transition period may be downgraded to a new Class C0 category.

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

      The FCC generally applies its other broadcast ownership limits to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcasting licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered insulated from material involvement in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses.

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

      Debt instruments, non-voting stock options or other non-voting interests with rights of conversion to voting interests that have not yet been exercised and insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership generally do not subject their holders to attribution. However, the holder of an equity or debt instrument or interest in a broadcast licensee, cable television system, daily newspaper or other media outlet shall have that interest attributed if the equity (including all stock holdings whether voting or non-voting, common or preferred) and debt interest or interests in the aggregate exceed 33% of the total asset value, defined as the aggregate of all equity plus all debt of that media outlet and the interest holder also holds an interest in a broadcast licensee, cable television system, newspaper or other media outlet operating in the same market that is subject to the broadcast multiple ownership or cross-ownership rules and is otherwise attributable or if the interest holder supplies over 15% of the total weekly broadcast programming hours of the station in which the interest is held.

      The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

•	radio broadcast stations above certain limits servicing the same local market; and

•	a radio broadcast station and a daily newspaper serving the same local market.

      We are uncertain as to what “cross-ownership” or “cross-media” rules will be used by the FCC in the future. The FCC has adopted new ownership rules that were intended to become effective September 4, 2003. However, a federal court has stayed the new rules pending a further review, and Congress is considering a bill that would substantially alter the new rules. Until this matter is resolved, the FCC intends to follow its prior rules which used a signal contour method of defining local radio markets and included certain proscriptions against newspaper/broadcast and radio/television cross ownership. Therefore, absent waivers, we would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper in the same market where we then owned any radio broadcast station. Our stockholders, officers or directors, absent a waiver, would not be able to hold an attributable interest in a daily newspaper or television broadcast station in those same markets. The ownership limits are extremely fluid at this time. In addition, the FCC and/or Congress may impose new ownership regulations upon broadcast licensees in the near future.

      Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets in which a single entity may own an attributable interest as follows:

•	In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

•	In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50% of the radio stations in such market.

      The United States Congress is currently reviewing the FCC’s revised ownership rules. It is possible that the new rules may be modified or even repealed, dependent upon Congressional action. In addition, the FCC has announced a series of initiatives to enhance localism among radio and television broadcasters. Accordingly, the FCC or Congress may ultimately impose further regulations upon broadcast licensees. On September 3, 2003, the United States Court of Appeals for the Third Circuit stayed the effective date of the new ownership rules. Therefore, at this time the FCC’s previous rules, under which markets were determined by signal contour overlap standards and different levels of combinations were permitted, still apply. The specific levels of allowable ownership are at this time difficult to predict in the absence of further interim direction from the FCC, a decision on the merits by the court, and/or the enactment of legislation.

      Programming and Operations. The Communications Act requires broadcasters to serve the public interest. A broadcast licensee is required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming when it evaluates the licensee’s renewal application, but listeners’ complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, equal employment opportunity, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation.

      The FCC requires that licensees not discriminate in hiring practices, develop and implement programs designed to promote equal employment opportunities and submit reports to the FCC on these matters annually and in connection with each license renewal application.

      The FCC rules also prohibit a licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/ AM or FM/ FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner.

      Time Brokerage Agreements. Occasionally, radio stations enter into time brokerage agreements or local marketing agreements. These agreements take various forms. Separately owned and licensed radio stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station.

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

      RF Radiation. In 1985, the FCC adopted rules based on a 1982 American National Standards Institute, or ANSI standard regarding human exposure to levels of radio frequency, or RF, radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF radiation exposure that, in some respects, was more restrictive in the amount of environmental RF radiation exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997, and which are based in part on the revised ANSI standard.

      Digital Audio Radio Satellite Service. The FCC has adopted rules for the Digital Audio Radio Satellite Service, also known as DARS, in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002 in three markets, and has now expanded nationwide. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. Because the DARS service is in its infant stage, we cannot predict whether, or the extent to which, it will have an adverse impact on our business.

      Low Power Radio Broadcast Service. The FCC has adopted rules establishing two classes of a low power radio service, both of which will operate in the existing FM radio band: a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations will have limited service areas of 3.5 miles and 1 to 2 miles, respectively. Implementation of a low power radio service or microbroadcasting will provide an additional audio programming service that could compete with our radio stations for listeners, but we cannot predict the effect upon us.

      Proposed Changes. The FCC on January 13, 1999 released a study and conducted a forum on the impact of advertising practices on minority-owned and minority-formatted broadcast stations. The study provided evidence that advertisers often exclude radio stations serving minority audiences from ad placements and pay them less than other stations when they are included. On February 22, 1999, a “summit” was held at the FCC’s headquarters to continue this initiative where participants considered the advertising study’s recommendations to adopt a code of conduct to oppose unfair ad placement and payment, to encourage diversity in hiring and training and to enforce laws against unfair business practices. We cannot predict at this time whether the FCC will adopt new rules that would require the placement of part of an advertiser’s budget on minority-owned and minority-formatted broadcast stations, and, if so, whether such rules would have an adverse impact on us.

Environmental Matters

      As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. We cannot assure you, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

      In connection with our sale of WXLX-AM in 1997, we assigned the lease of the transmitter for WXLX in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX has been sold, we retain potential exposure to possible environmental liabilities relating to the transmitter site (the “Transmitter Property”). On September 12, 2002, the landlords of the property, Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company, received a notice from the New Jersey Meadowlands Commission indicating that it was planning to redevelop the lands which include the Transmitter Property and offering compensation to the landlords for the purchase of the Transmitter Property. The Meadowlands Commission also initially indicated that it would not seek reimbursement from the landlords for the costs of landfill closure or for the remediation of environmental conditions that resulted from the operation of the landfill. The landlords assert that, in any condemnation proceedings, the Meadowlands Commission should be legally bound by its prior statements, foregoing landfill related claims. The landlords did not accept the offer of the Meadowlands Commission. On December 4, 2002, the Meadowlands Commission filed a condemnation proceeding in the Superior Court of New Jersey, Bergen County, against the landlords, and named us as an additional defendant. The condemnation proceeding, as well as the proposed redevelopment of the site, are still pending. The Meadowlands

Commission did not claim reimbursement for landfill closure related costs. While it reserved its rights to assert independently (even subsequent to the conclusion of the condemnation proceedings), claims concerning the remediation of any contamination unrelated to the landfill operations, the Meadowlands Commission’s investigations thus far have disclosed no such contamination and, to date, no claims have been made against the landlords or us relating to the environmental condition of the Transmitter Property. We believe that we have meritorious defenses against any claim arising from this matter, however, it is impossible to assess the ultimate outcome of this matter at this time. No amounts have been accrued in the consolidated financial statements for any contingent liability relating to the Transmitter Property.

      On March 19, 2002, the Environmental Quality Board, Mayagüez, Puerto Rico Regional Office, or EQB, inspected our transmitter site in Maricao, Puerto Rico. Based on the inspection, EQB issued a letter to us on March 26, 2002 noting the following potential violations: (1) alleged violation of EQB’s Regulation for the Control of Underground Injection through construction and operation of a septic tank (for sanitary use only) at each of the two antenna towers without the required permits, (2) alleged violation of EQB’s Regulation for the Control of Atmospheric Pollution through construction and operation of an emergency generator of more than 10hp at each transmitter tower without the required permits and (3) alleged failure to show upon request an EQB approved emergency plan detailing preventative measures and post-event steps that we will take in the event of an oil spill. To date, no penalties or other sanctions have been imposed against us relating to these matters. We do not have sufficient information to assess our potential exposure to liability, and no amounts have been accrued in the consolidated financial statements relating to this contingent liability.

Recent Developments

Issuance of Series A Preferred Stock and Exchange Offer

      On October 30, 2003, we completed a private offering of $75.0 million of 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $.01 per share, with a liquidation preference of $1,000 per share (the “Series A preferred stock”), without a specified maturity date. The initial purchasers in the private offering sold the Series A preferred stock within the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

      On February 18, 2004, we commenced an offer to exchange registered shares of our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share (the “Series B preferred stock”) for any and all shares of our outstanding Series A preferred stock. The exchange offer will expire at 5:00 p.m., eastern standard time, on March 26, 2004, unless we extend the offer. Our registration statement on Form S-4, which registered the Series B preferred stock and the 10 3/4% subordinated exchange notes due 2013 that may be issued under certain circumstances by us in exchange for the Series B preferred stock in an aggregate principal amount equal to the liquidation preference of the Series B preferred stock exchanged (the “Exchange Notes”), was declared effective by the Securities and Exchange Commission (the “SEC”) on February 13, 2004.

Sale of San Antonio Stations

      On January 30, 2004, we completed the sale of the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, to Border Media Partners, LLC (“Border Media”) for a cash purchase price of $24.4 million. The sale was made pursuant to the terms of our asset purchase agreement dated as of September 18, 2003 with Border Media.

Proposed San Francisco Station Sale

      On October 2, 2003, we entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (“Three Point Media”) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. Three Point Media did not close under the asset purchase agreement, and on February 3, 2004, we terminated the agreement. We are currently considering other offers to purchase the assets of radio station KPTI-FM. We intend to sell the assets of radio station KPTI-FM; however, we cannot assure you that the sale will be completed.

Acquisition of Los Angeles Station

      On October 30, 2003, we completed the acquisition of the assets of radio station KXOL-FM (formerly KFSG-FM), serving the Los Angeles, California market, from the International Church of the FourSquare Gospel (“ICFG”) for a total cost of $264.0 million comprised of a cash purchase price of $250.0 million, closing costs and commissions of $5.1 million, plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. We assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. On November 2, 2000, pursuant to the asset purchase agreement between us and ICFG for the acquisition of the assets of KXOL-FM, we made a non-refundable deposit of $5.0 million which was credited towards the $250.0 million cash purchase price at closing. Pursuant to amendments to the asset purchase agreement, prior to the closing we made additional non-refundable deposits toward the cash purchase price in the aggregate amount of $55.0 million which were also credited towards the $250.0 million cash purchase price at closing. Cash on hand was used to make all the non-refundable deposits toward the cash purchase price. The remaining $190.0 million of the cash purchase price was funded from (1) the proceeds of our private offering of Series A preferred stock which closed on October 30, 2003 and (2) borrowings under a senior secured credit facility consisting of a $125.0 million term loan facility which we entered into on October 30, 2003.

      In addition to the FCC license of KXOL-FM, the assets acquired by us from ICFG include certain radio transmission equipment and a fifty-year lease at a rent of $1.00 per year for the KXOL-FM tower site, all of which were used by ICFG for radio broadcasting and which we also intend to use for radio broadcasting. The consideration for the acquisition of the assets of KXOL-FM was determined through arm’s-length negotiations between us and ICFG. We allocated the total cost of the purchase price of KXOL-FM as follows: $262.7 million for FCC licenses, $0.1 million for equipment, and $1.2 million for other intangible assets.

      From April 30, 2001 until the closing of the acquisition, we broadcast our programming over KXOL-FM pursuant to a time brokerage agreement with ICFG. ICFG broadcast its programming over our radio stations KZAB-FM and KZBA-FM pursuant to a time brokerage agreement with us from April 30, 2001 until February 28, 2003. Pursuant to the amended asset purchase agreement and amended time brokerage agreements, we were required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. Consequently, on each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required due to the closing of the acquisition of KXOL-FM. We assigned these warrants an aggregate fair market value of approximately $2.9 million based on the Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised.

Senior Secured Credit Facilities

      On October 30, 2003, we entered into senior secured credit facilities with Lehman Commercial Paper Inc. as syndication agent and administrative agent and the several banks and other financial institutions or entities from time to time a party to the credit agreement. The senior secured credit facilities include a six-year $125.0 million term loan facility and a five-year $10.0 million revolving credit facility.

      We used the net proceeds from the offering of our Series A preferred stock, together with most of the term loan facility, to fund the purchase of KXOL-FM. We are obligated to offer to repay a portion of the borrowings under the senior secured credit facilities with a portion of the net proceeds we receive from the sale of our San Antonio stations and the proposed sale of our San Francisco station. The $10.0 million revolving credit facility remains undrawn and may be used for working capital purposes, capital needs and general corporate purposes.

      The credit agreement contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to indebtedness, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.

Purchase of Additional Chicago Stations

      On December 31, 2002, we entered into an asset purchase agreement with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. On December 31, 2002, we also entered into a time brokerage agreement with Big City Radio-Chi, LLC pursuant to which we broadcast our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM from January 6, 2003 to April 4, 2003. On April 4, 2003, we completed the purchase of these radio stations which was funded by cash on hand.

Industry Segments

      Radio broadcasting is our only operating segment.

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

Our substantial amount of debt could adversely affect our financial health.

      Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our Series A preferred stock and Series B preferred stock (collectively, the “Preferred Stock”) and, if issued, our unregistered 10 3/4% subordinated exchange notes due 2013, issuable in exchange for our Series A preferred stock (the “Unregistered Exchange Notes”) and Exchange Notes. As of December 31, 2003, we had $454.2 million of total long-term debt ($464.0 million of total long-term debt less $9.8 million of unamortized discount). As of December 31, 2003, our ratio of total debt to last twelve months Adjusted EBITDA, as defined in the credit agreement, was 10.3 to 1.0. Our substantial level of debt could have several important consequences to the holders of our securities, including the following:

•	a significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and will not be available for operations, future business opportunities or other purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes will be limited;

•	our substantial debt could make us more vulnerable to economic downturns and increases in interest rates, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•	our substantial debt could place us at a disadvantage compared to our competitors who have less debt; and

•	it may be more difficult for us to satisfy our obligations relating to our Preferred Stock and our Exchange Notes and Unregistered Exchange Notes, if issued (for example, we may not be able to pay cash dividends and interest, respectively, or repurchase our Preferred Stock when and if we are required to do so);

      Our ability to satisfy all of our debt obligations depends upon our future operating performance. Our operating performance will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. We believe that our operating cash flow will be sufficient to meet our operating expenses and to service our debt requirements as they become due. However, if we are unable to pay our debts, whether upon acceleration of our debt or in the ordinary course of business, we will be forced to pursue alternative strategies such as selling assets, restructuring our debt, or seeking additional equity capital. We cannot assure you that we can successfully complete any of these alternative strategies on satisfactory terms or that the approval of the FCC could be obtained on a timely basis, or at all, for the transfer of any of the stations’ licenses in connection with a proposed sale of assets.

We will require a significant amount of cash to service our debt and to make cash dividend payments under our Preferred Stock. Our ability to generate cash depends on many factors beyond our control.

      For the last twelve months ended December 31, 2003, we had net cash interest expense of $34.1 million as defined in the credit agreement. At December 31, 2003, our ratio of last twelve months Adjusted EBITDA to last twelve months net cash interest expense, as defined in the credit agreement, was approximately 1.3 to 1.0. Subsequent to October 30, 2003, our net interest expense increased when we incurred debt under the senior secured credit facilities and our net interest expense will increase when and if we exchange our Series A preferred stock for Unregistered Exchange Notes or Series B preferred stock for the Exchange Notes. If we acquire additional radio stations in the future, depending on the financing used to fund these acquisitions, our interest expense may increase as well. In addition, we will be required to pay dividends in cash on our Preferred Stock after October 15, 2008.

      Our ability to make payments on and to refinance our debt, pay dividends in cash on our Preferred Stock after October 15, 2008, repurchase our Preferred Stock when and if we are required to do so and to fund necessary or desired capital expenditures and any future acquisitions, will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

      Based on our current level of operations, we believe that our cash flow from operations, cash on hand and available borrowings under our senior secured credit facilities will be adequate to meet our liquidity needs for the near future barring any unforeseen circumstances. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities or otherwise in a sufficient amount. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our senior secured credit facilities, our 9 5/8% senior subordinated notes due 2009 (“existing 9 5/8% notes”) or the Exchange Notes and Unregistered Exchange Notes, if issued, on commercially reasonable terms or at all.

Any acceleration of our debt or event of default would harm our business and financial condition.

      If there were an event of default under our or our subsidiaries’ indebtedness, including the senior secured credit facilities, our existing 9 5/8% notes and the Exchange Notes and Unregistered Exchange Notes, if issued, the holders of the affected indebtedness could elect to declare all of that indebtedness to be due and payable immediately, which in turn could cause some or all of our or our subsidiaries’ other indebtedness to become due and payable. We cannot assure you that we or our subsidiaries would have sufficient funds available, or that we or our subsidiaries would have access to sufficient capital from other sources, to repay the accelerated debt. Even if we or our subsidiaries could obtain additional financing, we cannot assure you that the terms would be favorable to us. Under the terms of our senior secured credit facilities and our existing 9 5/8% notes, if the amounts outstanding under our indebtedness were accelerated, our lenders would have the right to foreclose on their liens on substantially all of our and our subsidiaries’ assets (with the exception of our FCC licenses held by certain of our subsidiaries, because a grant of a security interest therein would be prohibited by law, and certain general intangibles and fixed assets under particular limited circumstances) and on the stock of our subsidiaries. As a result, any event of default under our material debt instruments could have a material adverse effect on our business and financial condition.

Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further intensify the risks described above.

      We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of our Preferred Stock, our existing 9 5/8% notes and the senior secured credit facilities restrict our ability to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the terms of our Series B preferred stock permit us to exchange our Series B preferred stock for the Exchange Notes and the terms of our Series A preferred stock permit us to exchange our Series A preferred stock for Unregistered Exchange Notes. If we or our subsidiaries incur additional debt, the related risks described above that we and our subsidiaries face could intensify.

The terms of our debt and our Preferred Stock impose or will impose restrictions on us that may adversely affect our business.

      The terms of our Preferred Stock, existing 9 5/8% notes, senior secured credit facilities, and, if issued, Unregistered Exchange Notes and Exchange Notes contain covenants that, among other things, limit our ability to:

•	incur additional debt, incur contingent obligations and issue preferred stock;

•	redeem or repurchase securities ranking junior to our Preferred Stock;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments and may also place restrictions on the ability of certain of our subsidiaries to pay dividends or make other payments to us;

•	sell assets;

•	make certain capital expenditures, investments and acquisitions;

•	change or add lines of business;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell capital stock of our subsidiaries; and

•	merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

      The terms of the senior secured credit facilities also require us to maintain specified financial ratios and to satisfy certain financial condition tests. These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and, if such events occur, we cannot be sure that we will be able to comply. A breach of any of these covenants could result in a default under one or more of our debt instruments.

      If an event of default occurs under the senior secured credit facilities or the indenture governing our existing 9 5/8% notes, the lenders and/or the noteholders could elect to declare all amounts of debt outstanding, together with accrued interest, to be immediately due and payable. In addition, there are change of control provisions in the senior secured credit facilities, the indenture governing the existing 9 5/8% notes, the certificates of designations governing our Series A preferred stock and our Series B preferred stock and the indentures that will govern our Exchange Notes and Unregistered Exchange Notes, if issued, each of which would cause an acceleration of the applicable indebtedness and/or require us to make an offer to repurchase all of the applicable notes and/or Series A preferred stock and Series B preferred stock in the event that we experience a change of control.

We may not have the funds or the ability to raise the funds necessary to repurchase our Preferred Stock if holders exercise their repurchase right, or to finance the change of control offer required by our Preferred Stock and the indentures that would govern our Exchange Notes and Unregistered Exchange Notes, if issued.

      On October 15, 2013, each holder of Preferred Stock will have the right to require us to redeem all or a portion of the Preferred Stock at a purchase price of 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of repurchase. In addition, if we experience certain kinds of changes of control as described in the certificates of designations creating the Preferred Stock, subject to certain restrictions in our debt instruments we will be required to make an offer to purchase the Preferred Stock for cash at a purchase price of 101% of the liquidation preference thereof, plus accumulated dividends. The source of funds for any such repurchases would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. We cannot assure you that sufficient funds will be available to us on favorable terms, or at all, to repurchase all tendered Preferred Stock or Exchange Notes or Unregistered Exchange Notes, if issued, pursuant to these requirements. Our failure to offer to repurchase or to repurchase Preferred Stock or Exchange Notes or Unregistered Exchange Notes tendered, as the case may be, will result in a voting rights triggering event under the certificates of designations governing our Preferred Stock or a default under the indentures that would govern our Exchange Notes and Unregistered Exchange Notes, if issued, as the case may be. Such events could lead to a cross-default under our senior secured credit facilities and under the terms of our other debt. In addition, our senior secured credit facilities and our existing 9 5/8% notes would either prohibit or effectively prohibit us from making any such required repurchases. The underlying change of control event could also trigger our obligation to offer to repurchase our existing 9 5/8% notes at 101% of their principal amount. Prior to repurchasing our Preferred Stock or Exchange Notes or Unregistered Exchange Notes on a change of control event, we must either repay outstanding debt under our senior secured credit facilities or obtain the consent of the lenders under those facilities and we may have to offer to purchase our existing 9 5/8% notes. If we do not obtain the required consents or repay our outstanding debt under our senior secured credit facilities, we would remain effectively prohibited from offering to repurchase our Preferred Stock or Exchange Notes or Unregistered Exchange Notes. Even if we are able to repay the senior secured credit facilities, if we have insufficient funds to purchase both our existing 9 5/8% notes and our Preferred Stock or Exchange Notes or Unregistered Exchange Notes, we would remain effectively prohibited from offering to repurchase our Preferred Stock or Exchange Notes or Unregistered Exchange Notes.

We may not complete the proposed sale of our San Francisco station.

      Although we entered into a definitive agreement for the proposed sale of the assets of our San Francisco station on October 2, 2003, the buyer did not close under the agreement and on February 3, 2004, we terminated the agreement. We are currently considering other offers to purchase the assets of our San Francisco station. We intend to sell the assets of our San Francisco station; however, we cannot assure you that the proposed sale will be completed. If the proposed sale does not close, we will be unable to use the anticipated proceeds from such sale to reduce our debt and therefore we will be more highly leveraged.

We have experienced net losses in the past and, to the extent that we experience net losses in the future, the market price of our common stock may be adversely affected which in turn may adversely affect our ability to raise capital.

      We may not achieve profitability. Failure to achieve profitability may adversely affect the market price of our common stock, which in turn may adversely affect our ability to raise additional equity capital and to incur additional debt. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or finance our proposed acquisitions could negatively impact our financial position and results of operations. We experienced a net loss for the fiscal year ended December 31, 2003, in the fiscal year ended December 29, 2002, in the three-month transitional period ended December 30, 2001, and in the fiscal year ended September 30, 2001. If we acquire additional radio stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase as well. In addition, the additional tax amortization of radio station KXOL-FM, which we acquired on October 30, 2003, will increase our deferred income tax expense and effective tax rate significantly.

Our operating results could be adversely affected by a national or regional recession.

      Our operating results could be adversely affected by a recession and/or further downturn in the United States economy since advertising expenditures generally decrease as the economy slows down. In addition, our operating results in individual geographic markets could be adversely affected by local or regional economic downturns. Our operating results have been adversely affected by past recessions.

A large portion of our net revenue and station operating income currently comes from our New York, Los Angeles and Miami markets.

      Our New York, Los Angeles and Miami markets account for more than 70% of our revenue for the fiscal year ended December 31, 2003. A significant decline in net revenue or station operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.

Loss of any of our key personnel could adversely affect our business.

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

Our growth depends on successfully executing our acquisition strategy.

      We have pursued the acquisition of radio stations, primarily in the largest U.S. Hispanic markets, as a growth strategy. We cannot assure you that our acquisition strategy will be successful. Our acquisition strategy is subject to a number of risks, including, but not limited to:

•	we may be limited in our ability to acquire additional radio stations due to our substantial level of debt;

•	we may be required to raise additional financing and our ability to do so is limited by the terms of our debt instruments and market conditions;

•	we may not increase our station operating income or yield other anticipated benefits despite newly acquired stations;

•	we may incur unanticipated delays in completing acquisitions due to required regulatory approvals;

•	we may have difficulty managing any rapid growth;

•	we may have difficulty programming newly acquired stations to attract listenership; and

•	we may finance acquisitions with the issuance of, or through sales of, our common stock in the public market which could adversely affect our stock price, due to dilution, and our ability to raise funds necessary to grow our business through additional stock offerings.

      Although we intend to pursue additional strategic acquisitions, our ability to do so is significantly restricted by the terms of the senior secured credit facilities, the indenture governing our existing 9 5/8% notes, the certificates of designations governing our Series A preferred stock and Series B preferred stock, the indentures that will govern the Exchange Notes and Unregistered Exchange Notes, if issued, and our ability to raise additional funds. Additionally, our competitors who have greater resources than we do will have an advantage over us in pursuing and completing strategic acquisitions.

Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale.

      Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, owns shares of Class B common stock having approximately 81% of the combined voting power of our outstanding shares of common stock, as of the date of this annual report on Form 10-K. Accordingly, Mr. Alarcón, Jr. has the ability to elect all of our directors and can effectively control our policies and affairs. This control may discourage certain types of transactions involving an actual or potential change of control such as a merger or sale.

We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do.

      Radio broadcasting is a highly competitive business. Our radio stations compete in their respective markets for audiences and advertising revenues with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, cable services, outdoor advertising, the Internet and direct mail. As a result of this competition, our stations’ audience ratings and market shares may decline and any adverse change in a particular market could have a material adverse effect on the revenue of our stations located in that market and on the financial condition of our business as a whole.

      Although we believe that each of our radio stations is able to compete effectively in its respective market, we cannot assure you that any station will be able to maintain or increase its current audience ratings and advertising revenues. Radio stations can change formats quickly. Any other radio station currently broadcasting could shift its format to duplicate the format of any of our stations. If a station converts its programming to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, the ratings and station operating income of our station in that market could be adversely affected. In addition, other radio companies which are larger and have more resources may also enter markets in which we operate.

We will face increased competition because of the recent merger of Univision Communications Inc. and Hispanic Broadcasting Corp.

      Because of the recent merger of Univision Communications Inc. and Hispanic Broadcasting Corp. we will face increased competition for advertising revenue from an entity that will have a dominant share of both the Spanish-language television advertising market and Spanish-language radio advertising market. The merged entity holds the nation’s largest network of Spanish-language television stations and the nation’s largest network of Spanish-language radio stations. The merged entity will also have substantially more resources than we do which could make us face even greater competitive pressures in the markets in which we operate.

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

      The FCC is considering ways to introduce new technologies to the radio broadcast industry, including satellite and terrestrial delivery of digital audio broadcasting, and the standardization of available technologies which significantly enhance the sound quality of AM and FM broadcasts. We cannot predict the effect new technology of this nature will have on our financial condition and results of operations. Several new media technologies are being developed, including the following:

•	cable television operators offer a service commonly referred to as “cable radio” which provides cable television subscribers with several high-quality channels of music, news and other information;

•	the Internet offers new, diverse and evolving forms of program distribution;

•	direct satellite broadcast television companies are supplying subscribers with several high quality music channels;

•	the introduction of satellite digital audio radio technology has resulted in new satellite radio services with sound quality equivalent to that of compact discs; and

•	the introduction of in-band on-channel digital radio could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

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

      Our success depends in part on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. While we believe that the FCC will approve applications for renewal of our existing broadcasting licenses when made, we cannot guarantee that pending or future renewal applications submitted by us will be approved, or that renewals will not include conditions or qualifications that could adversely affect our operations. Although we may apply to renew our FCC licenses, interested third parties may challenge our renewal applications. In addition, if we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act, or are convicted of a felony or anti-trust violations, the FCC may commence a proceeding to impose sanctions upon us. Examples of possible sanctions include the imposition of fines, the revocation of our broadcasting licenses, or the renewal of one or more of our broadcasting licenses for a term of fewer than eight years. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success. Such an event would materially affect the carrying value of our intangible assets and would negatively impact our operating results.

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

      An important part of our growth strategy is the acquisition of additional radio stations. After the passage of the Telecommunications Act of 1996, the U.S. Department of Justice (the “Justice Department”) has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly concerned when the proposed buyer already owns three or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in market shares in excess of 40% of local radio advertising revenue. Similarly, the FCC reviews proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

The market price of our shares of Class A common stock may fluctuate significantly.

      The stock market in general has recently experienced price fluctuations, which have often been unrelated to the operating performance of the affected companies. We believe that the principal factors that may cause price fluctuations in our shares of Class A common stock are:

•	fluctuations in our financial results;

•	general conditions or developments in the radio industry, television and other media, and the national economy;

•	significant sales of our common stock into the marketplace;

•	significant decreases in radio station audience ratings;

•	inability to implement our acquisition strategy;

•	a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts’ expectations; and

•	developments in our relationships with our customers and suppliers.

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

      On February 8, 2002, pursuant to our amended asset purchase agreement for the purchase of the assets of radio station KXOL-FM, we granted to the ICFG a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. In addition, we were required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required to be issued due to the closing of the acquisition of KXOL-FM. These warrants are also exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. To date, none of the warrants that we have issued to ICFG has been exercised. If these warrants are exercised, we cannot assure you that this would not depress the market price of our Class A common stock.

Special Note Regarding Forward-Looking Statements

      This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,”

“expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Available Information

      We are subject to the reporting and other information requirements of the Exchange Act. We file reports and other information with the SEC. Such reports and other information filed by us pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Washington D.C. 20549. If interested, please call 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website on the Internet containing reports, proxy materials, information statements and other items. The Internet website address is http://www.sec.gov. Our reports, proxy materials, information statements and other information can also be inspected and copied at the offices of The Nasdaq Stock Market, on which our common stock is listed (symbol: SBSA). You can find more information about us at our Internet website located at www.spanishbroadcasting.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 2.	Properties

      The types of properties required to support each of our radio stations include offices, broadcasting studios and transmission facilities where broadcasting transmitters and antenna equipment are located. Our corporate headquarters are located in Coconut Grove, Florida in a building indirectly owned by Raúl Alarcón, Jr., for which we entered into a ten-year lease on December 1, 2000. The studios and offices of our Miami stations are currently located in leased facilities, which are indirectly owned by Raúl Alarcón, Jr. and Pablo Raúl Alarcón, Sr., with lease terms that expire in 2012. We own the buildings housing the offices and studios in New York for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM, KXOL-FM, KZAB-FM (formerly KFSB-FM) and KZBA-FM (formerly KFSG-FM). We own the buildings housing our Puerto Rico offices and studios in Guaynabo, Puerto Rico and Mayagüez, Puerto Rico. We own the transmitter sites for five of our eleven stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry. We lease all of our other transmitter sites, with lease terms that expire between 2004 and 2053, assuming all renewal options are exercised. We lease the office and studio facilities for our stations in Chicago, Illinois and Oakland, California and additional office space for our stations in New York and Puerto Rico.

      We have backup transmitter facilities in place for our New York stations WSKQ and WPAT in midtown Manhattan on the Four Times Square Building. We also have backup transmitter sites for KLAX in Los Angeles, WLEY in Chicago, and in San Juan, Puerto Rico for the five stations covering the San Juan metropolitan area. All of these sites are leased with the exception of Puerto Rico.

      These backup transmitter facilities are a large part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of a significant emergency. We are also implementing plans for backup studio locations and alternate program origination points to maintain operations in the event of a studio-site outage or emergency.

      The studio and transmitter sites of our radio stations are vital to our overall operations. Management believes that our properties are in good condition and are suitable for our operations; however, we continually assess the need to upgrade our properties. We own substantially all the equipment used in our radio broadcasting business.

      See “Item 1. Business — Environmental Matters.” and “Item 13. Certain Relationships and Related Transactions.”

Item 3.	Legal Proceedings

      From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.

      On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director; the latter individuals are referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them.

      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriter defendants, and 1,000 individuals alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. One of the claims against the individual defendants, specifically the Section 10b-5 claim, has been dismissed.

      In June of 2003, after lengthy negotiations, a settlement proposal was embodied in a memorandum of understanding among the investors in the plaintiff class, the issuer defendants and the issuer defendants’ insurance carriers. On July 23, 2003, our Board of Directors approved both the memorandum of understanding and an agreement between the issuer defendants and the insurers. As of March 1, 2004, the overwhelming majority of non-bankrupt issuer defendants have approved the settlement proposal. The principal components of the settlement include: 1) a release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; 2) the assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the underwriter defendants; and 3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs against the underwriter defendants. The payments will be charged to each issuer defendant’s insurance policy on a pro rata basis.

      On June 14, 2001, an action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Julio Rumbaut against us, alleging that he was entitled to compensation for work performed for us and a commission for the pending purchase of KXOL-FM by us. On July 29, 2002, a final judgment was entered in favor of Mr. Rumbaut which was amended on August 29, 2002 to reflect an award of $1.2 million, consisting of compensation for executive services of $0.2 million and $1.0 million for his contribution towards the pending purchase of KXOL-FM. On October 23, 2002, the Court awarded Mr. Rumbaut prejudgment interest in the amount of $0.2 million. On January 10, 2003, the Court awarded Mr. Rumbaut $0.1 million in litigation costs and on January 21, 2003, awarded him $1.7 million for attorneys’ fees. On October 11, 2002, we made a payment of $1.4 million into an escrow account for the final judgment and postjudgment interest, pending appeal. On February 19, 2003, we made a payment of $2.0 million into an escrow account for the attorneys’ fees awarded and postjudgment interest. We appealed the judgment. In February 2004, the litigation was resolved pursuant to a confidential settlement agreement. The parties thereafter sought dismissal of the pending appeal and seek nothing further from the other in litigation. We adequately reserved for this matter previous to the settlement and the settlement had no material impact on our operating results or financial position.

      On June 12, 2002, we filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications (“Clear Channel”) and Hispanic Broadcasting Corporation (HBC), and filed an amended complaint on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected our ability to raise capital, depressed our share price, impugned our reputation, made station acquisitions more difficult, and interfered with our business opportunities and contractual arrangements. In the amended complaint, we sought actual damages in excess of $500.0 million, which would be trebled under anti-trust law. On January 31, 2003, the Court granted defendants’ motions to dismiss for failure to adequately allege antitrust injury. We filed a motion for reconsideration of that opinion and asked for leave to file a proposed second amended complaint, which contains additional economic analysis and factual detail based on the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which seeks damages in an amount to be determined at trial. On August 6, 2003, the District Court denied our motion for reconsideration. On September 5, 2003, we filed an appeal to the 11th Circuit Court of Appeals of the District Court’s decisions dated January 31, 2003 and August 6, 2003. The briefing on that appeal was completed in December 2003, oral argument occurred in Miami on February 26, 2004 and the decision on the matter was reserved.

      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us. The case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest. Mr. Hurtado also filed for an application for attorneys’ fees, which we opposed on grounds that there was no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. Our motion for judgment notwithstanding the verdict and the Court’s consideration of granting a new trial have been taken under advisement by the Court.

      See “Item 1. Business — Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our Class A common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “SBSA.” The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the Nasdaq Stock Market’s National Market.

Fiscal Year Ended December 29, 2002	High	Low

First Quarter (12/31/01 — 3/31/02)	$14.30	$7.80
Second Quarter (4/01/02 — 6/30/02)	$17.34	$8.92
Third Quarter (7/01/02 — 9/29/02)	$11.07	$5.35
Fourth Quarter (9/30/02 — 12/29/02)	$9.37	$5.30

Fiscal Year Ended December 31, 2003	High	Low

First Quarter (12/30/02 — 3/31/03)	$9.16	$5.13
Second Quarter (4/01/03 — 6/30/03)	$8.85	$6.26
Third Quarter (7/01/03 — 9/30/03)	$9.45	$6.76
Fourth Quarter (10/01/03 — 12/31/03)	$10.95	$8.46

      As of March 10, 2004, there were approximately 62 record holders of our Class A common stock, par value $.0001 per share. There is no established trading market for our Class B common stock, par value $.0001 per share. As of March 10, 2004, there were 7 record holders of our Class B common stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend Policy

      We have not declared or paid any cash or stock dividends on any class of our common stock in the last two fiscal years. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our Class A or Class B common stock in the near future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant. Furthermore, the indentures governing our 9 5/8% senior subordinated notes due 2009 and our senior secured credit facilities contain restrictions on our ability to pay dividends.

      Under the terms of our Series A preferred stock and Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Preferred Stock. From October 30, 2003 to October 15, 2008, we may pay these dividends in either cash or additional shares of Preferred Stock. After October 15, 2008, we will be required to pay the dividends on our Series A preferred stock and Series B preferred stock only in cash.

Recent Sales of Unregistered Securities

      On October 30, 2003, we completed a private offering of 75,000 shares of 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share, without a specified maturity date, for an aggregate offering price of $75.0 million. The shares were offered and issued to Lehman Brothers, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. as initial purchases and qualified institutional buyers under Rule 144A of the Securities Act.

      All other sales for the period covered by this annual report on Form 10-K have been previously reported by us on our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

Equity Compensation Plan Information

      See “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information.”

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

(in thousands, except ratios, shares outstanding and per share data)

      The following table sets forth the historical financial information of our business. The selected historical consolidated financial information presented below under the caption “Statement of Operations Data”, “Other Financial Data” and “Consolidated Balance Sheet Data,” as of and for each of the fiscal years in the three-year period ended September 30, 2001, the three-month transitional period ended December 30, 2001, and the fiscal years ended December 29, 2002 and December 31, 2003 are derived from our historical consolidated financial statements, which have been audited by KPMG LLP, independent certified public accountants.

      Effective November 6, 2001, we changed our fiscal year end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year; therefore, we filed a transition report on Form 10-Q covering the transitional period from October 1, 2001 through December 30, 2001. Effective December 30, 2002, we again changed our fiscal year end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Financial results for December 30 and 31, 2002 are included in our financial results for the fiscal year ended December 31, 2003.

      Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of December 29, 2002 and December 31, 2003, and for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003, the related notes and the independent auditors’ report included elsewhere in this report. For additional information see the financial section of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

				Three
				Months
	Fiscal Year Ended			Ended	Fiscal Year Ended

	September 26,	September 24,	September 30,	December 30,	December 29,	December 31,
	1999	2000	2001	2001	2002	2003

	(in thousands, except per share data)
Statement of Operations Data:
Gross revenue(1)	$108,487	$135,301	$142,781	$36,106	$154,472	$155,717
Less: agency commissions	12,980	17,540	17,314	4,337	18,784	20,451

Net revenue(1)	$95,507	$117,761	$125,467	$31,769	$135,688	$135,266
Station operating expenses(1)(2)	42,297	53,206	76,277	19,447	77,779	73,374
Stock based programming expense(3)	—	—	—	—	—	2,943
Corporate expenses	10,636	20,730	10,515	2,387	13,546	17,853
Depreciation and amortization	9,623	12,828	16,750	4,275	2,871	2,901

Operating income from continuing operations	$32,951	$30,997	$21,925	$5,660	$41,492	$38,195
Interest expense, net(4)	(21,181)	(19,538)	(30,643)	(8,212)	(34,146)	(36,622)
Other income (expense), net	(749)	(302)	497	650	(720)	1,125
Loss on extinguishment of debt(5)	—	(28,585)	(3,063)	—	—	—

Income (loss) from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	$11,021	$(17,428)	$(11,284)	$(1,902)	$6,626	$2,698
Income tax expense (benefit)	4,776	(6,634)	(4,307)	(686)	53,094	11,280

Income (loss) from continuing operations before discontinued operations, and cumulative effect of a change in accounting principle	$6,245	$(10,794)	$(6,977)	$(1,216)	$(46,468)	$(8,582)
Discontinued operations, net of income taxes(6)	(428)	188	(611)	(11)	1,910	(168)
Cumulative effect of a change in accounting principle, net of income taxes(7)	—	—	—	—	(45,288)	—

				Three
				Months
	Fiscal Year Ended			Ended	Fiscal Year Ended

	September 26,	September 24,	September 30,	December 30,	December 29,	December 31,
	1999	2000	2001	2001	2002	2003

	(in thousands, except per share data)
Net income (loss)	$5,817	$(10,606)	$(7,588)	$(1,227)	$(89,846)	$(8,750)

Dividends on preferred stock	$(34,749)	$(28,372)	$—	$—	$—	$(1,366)

Net loss applicable to common stock	$(28,932)	$(38,978)	$(7,588)	$(1,227)	$(89,846)	$(10,116)

Loss per common share:
Basic and Diluted (before discontinued operations and cumulative effect of a change in accounting principle)	$(0.85)	$(0.67)	$(0.11)	$(0.02)	$(0.72)	$(0.16)
Basic and Diluted	$(0.86)	$(0.67)	$(0.12)	$(0.02)	$(1.39)	$(0.16)
Weighted average common shares outstanding(8):
Basic and Diluted	33,585	58,163	64,096	64,658	64,670	64,684

Other Financial Data:
Station operating income(9)	$53,210	$64,555	$49,190	$12,322	$57,909	$58,949
Station operating income margin(9)	56%	55%	39%	39%	43%	44%
Adjusted EBITDA(9)	$42,574	$43,825	$38,675	$9,935	$44,363	$41,096
Adjusted EBITDA margin(9)	45%	37%	31%	31%	33%	30%
Capital expenditures	$2,100	$3,793	$5,595	$830	$3,994	$3,365
Net cash provided by (used in) operating activities	$20,782	$28,672	$17,023	$(7,377)	$10,666	$13,226
Net cash provided by (used in) investing activities	$(38,384)	$(205,050)	$(35,181)	$(837)	$9,265	$(231,170)
Net cash provided by (used in) financing activities	$(3,065)	$218,962	$18,499	$(46)	$(141)	$192,123

Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,975	$59,559	$59,900	$51,640	$71,430	$45,609
Total assets	$365,681	$634,691	$700,178	$687,078	$634,767	$842,282
Total debt (including current portion)	$172,486	$304,664	$327,452	$327,631	$328,310	$454,194
Preferred stock	$235,918	$—	$—	$—	$—	$76,366
Total stockholders’ (deficiency) equity	$(75,122)	$274,465	$309,426	$308,199	$227,425	$216,676

(1)	Below are revenue and expenses related to a two year AOL Time Warner, Inc. barter agreement which concluded in August 2002 and are included in continuing operations. These results are non-recurring and had a significant non-cash impact for the periods:

	Impact on

			Adjusted
	Revenue	Expense	EBITDA

	($ in thousands)
(a) Fiscal year ended September 24, 2000	$504	$(668)	$(164)
(b) Fiscal year ended September 30, 2001	10,409	(10,234)	175
(c) Three months ended December 30, 2001	2,437	(2,433)	4
(d) Fiscal year ended December 29, 2002	6,351	(6,366)	(15)

(2)	Station operating expenses include engineering, programming, selling and general and administrative expenses, but exclude stock-based programming expenses.

(3)	We were required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. We assigned these warrants an aggregate fair market value of approximately $2.9 million based on the Black- Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based

Compensation.” The fair market value of each warrant was recorded as a non-recurring stock-based programming expense on the respective date of grant.

(4)	Interest expense, net includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(5)	In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or to describe their applicability under changed conditions. The adoption of SFAS No. 145 required our extraordinary loss recognized on extinguishments of debt in fiscal years 2000 and 2001 to be reclassified to income or loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle.

For the fiscal year ended September 24, 2000, we recorded an extraordinary loss of $28.6 million related to the early retirement of our 11% senior unsecured notes due 2004 and 12 1/2% senior unsecured notes due 2002, at a premium of approximately $23.1 million in excess of their carrying value and from the write-off of the related unamortized deferred financing costs of approximately $5.5 million. This extraordinary loss was reclassified to a loss on extinguishment of debt due to the adoption of SFAS No. 145.

For the fiscal year ended September 30, 2001, we repaid $66.2 million of the outstanding indebtedness and accrued interest under our senior credit facility, which we then terminated. We recorded an extraordinary loss of approximately $3.1 million, which relates to the write-off of the related unamortized deferred financing costs. This extraordinary loss was reclassified to a loss on extinguishment of debt due to the adoption of SFAS No. 145.

(6)	On September 18, 2003, we entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. Additionally, on October 2, 2003, we entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (“Three Point Media”) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million (the “San Francisco Asset Purchase Agreement”). On December 31, 2003, these stations’ assets held for sale consisted of $25.0 million of intangible assets, net, and $0.9 million of property and equipment. Three Point Media did not close under the San Francisco Asset Purchase Agreement, and on February 3, 2004, we terminated the agreement. We are currently considering other offers to purchase the assets of our San Francisco station. We intend to sell the assets of our San Francisco station; however, we cannot assure you that the sale will be completed. We completed the sale of the assets of our San Antonio stations on January 30, 2004.

On August 23, 2002, we sold for $35.0 million KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment. We recognized a gain of approximately $1.8 million, net of closing costs and taxes.

On December 31, 2001, we adopted the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 144). Under SFAS No. 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. We determined that the proposed sale of KPTI-FM serving the San Francisco, California market, as well as the sales of KLEY-FM and KSAH-AM serving the San Antonio, Texas market and KTCY-FM serving the Dallas, Texas market met the criteria in accordance with SFAS No. 144. The results of operations in the current year and prior year periods of these stations have been classified as discontinued operations in the selected historical consolidated statements of operations.

(7)	In July 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS) No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of

SFAS No. 142. We have concluded that our intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

After performing the transitional impairment evaluation of our indefinite-life intangible assets on December 31, 2001, we determined that the carrying value of certain indefinite-life intangible assets exceeded their respective fair market values. As a result of adopting SFAS No. 142 in the fiscal year ended December 29, 2002, we recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of an income tax benefit of $30.2 million.

(8)	On September 29, 1999, we filed a third amended and restated certificate of incorporation which resulted in (1) the redesignation of our previously outstanding shares of Class A common stock into shares of Class B common stock, (2) a 50-to-1 stock split of our Class B common stock, and (3) a reduction in the par value of our Class A common stock and Class B common stock from $0.01 per share to $0.0001 per share. The financial information has been restated to reflect this redesignation, stock split and change in par value.

(9)	“Station operating income,” “station operating income margin,” “broadcast cash flow,” “broadcast cash flow margin,” “Adjusted EBITDA” and “Adjusted EBITDA margin” are non-GAAP financial measures as defined by the Securities and Exchange Commission’s Regulation G. These non-generally accepted accounting principles (GAAP) financial measures should not be construed as superior to GAAP financial measures. The GAAP financial measure most directly comparable to each non-GAAP financial measure and a reconciliation of the differences between each non-GAAP financial measure and the comparable GAAP financial measure are included on page 33.

The term “station operating income” (our former broadcast cash flow or “BCF”) is defined as GAAP operating income from continuing operations excluding corporate expenses and depreciation and amortization. Station operating income replaces our former BCF as the metric used by management to assess the performance of our stations. Although it is calculated in the same manner as BCF, management believes that using the term “station operating income” provides a more accurate description of the performance measure.

The term “station operating income margin” consists of station operating income divided by net revenue.

EBITDA consists of earnings before interest expenses, interest income, income taxes, depreciation and amortization of assets, gain or loss from extinguishments of debt, discontinued operations and the cumulative effect of a change in accounting principle. We calculate our EBITDA differently. Our “EBITDA” is EBITDA as defined above but excluding other income or expense, or alternatively, GAAP operating income from continuing operations before depreciation and amortization. To distinguish our calculation of EBITDA from other possible meanings of EBITDA, for periods ending after March 31, 2003 and going forward we changed references to “EBITDA” in our financial reports to the term “Adjusted EBITDA.” Although our “Adjusted EBITDA” and what we formerly referred to as our “EBITDA” are calculated in the same manner, management believes “Adjusted EBITDA” is a more accurate description.

The term “Adjusted EBITDA margin” consists of Adjusted EBITDA divided by net revenue.

Station operating income, station operating income margin, Adjusted EBITDA and Adjusted EBITDA margin, as we define the terms, are not measures of performance or liquidity calculated in accordance with GAAP and may not be comparable to similarly titled measures employed by other companies. Although station operating income, station operating income margin, Adjusted EBITDA and Adjusted EBITDA margin are not measures of performance calculated in accordance with GAAP, we believe that they are useful to an investor in evaluating an investment in our securities because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance and are used by management for internal budgeting purposes and to evaluate the performance of our radio stations. However, station operating income, station operating income margin, Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation or as substitutes for operating income, net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. Also, because they are not calculated in the same manner by all companies, they may not be comparable to other similarly titled measures used by other companies.

Reconciliation Between Adjusted Historical GAAP Results

and Non-GAAP Pro Forma Results

				Three
				Months
	Fiscal Year Ended			Ended	Fiscal Year Ended

	September 26,	September 24,	September 30,	December 30,	December 29,	December 31,
	1999	2000	2001	2001	2002	2003

Net revenue(1)	$95,507	$117,761	$125,467	$31,769	$135,688	$135,266
Station operating expenses(2)	42,297	53,206	76,277	19,447	77,779	73,374
Stock based programming expense(3)	—	—	—	—	—	2,943

Station operating income(9)	$53,210	$64,555	$49,190	$12,322	$57,909	$58,949
Corporate expenses	10,636	20,730	10,515	2,387	13,546	17,853

Adjusted EBITDA(9)	$42,574	$43,825	$38,675	$9,935	$44,363	$41,096
Depreciation and amortization	9,623	12,828	16,750	4,275	2,871	2,901

Operating income from continuing operations	$32,951	$30,997	$21,925	$5,660	$41,492	$38,195
Interest expense, net(4)	(21,181)	(19,538)	(30,643)	(8,212)	(34,146)	(36,622)
Other income (expense), net	(749)	(302)	497	650	(720)	1,125
Loss on extinguishment of debt(5)	—	(28,585)	(3,063)	—	—	—
Income tax expense (benefit)	4,776	(6,634)	(4,307)	(686)	53,094	11,280
Discontinued operations, net of income taxes(6)	(428)	188	(611)	(11)	1,910	(168)
Cumulative effect of a change in accounting principle, net of income taxes(7)	—	—	—	—	(45,288)	—

Net income (loss)	$5,817	$(10,606)	$(7,588)	$(1,227)	$(89,846)	$(8,750)

Dividends on preferred stock	$(34,749)	$(28,372)	$—	$—	$—	$(1,366)

Net loss applicable to common stock	$(28,932)	$(38,978)	$(7,588)	$(1,227)	$(89,846)	$(10,116)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are the largest Hispanic-controlled radio broadcasting company in the United States. After giving effect to the proposed sale of our San Francisco station, we own and operate 24 radio stations in five of the top-ten Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami and Chicago. Our radio stations are located in markets that reach approximately 45% of the U.S. Hispanic population. As part of our operating business, we also operate LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.

      The success of each of our radio stations depends significantly upon its audience ratings and share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business, but some barriers to entry do exist. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market as well as with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Factors which are material to competitive position include management experience, the radio station’s rank in its market, signal strength and frequency, and audience demographics, including the nature of the Spanish-language market targeted by a particular station. Our top three markets, based on net revenue, are New York, Los Angeles and Miami. A significant decline in net revenue or station operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.

      The performance of a radio station group is customarily measured by its ability to generate station operating income and Adjusted EBITDA. The term “station operating income” (our former broadcast cash flow or “BCF”) is defined as GAAP operating income from continuing operations excluding corporate expenses and depreciation and amortization. Station operating income replaces our former BCF as the metric used by management to assess the performance of our radio stations. Although it is calculated in the same manner as BCF, management believes that using the term “station operating income” provides a more accurate description of the performance measure. The term “station operating income margin” consist of station operating income divided by net revenue.

      EBITDA consists of earnings before interest expenses, interest income, income taxes, depreciation and amortization of assets, gain or loss from extinguishments of debt, discontinued operations and the cumulative effect of a change in accounting principle. We calculate our EBITDA differently. Our “EBITDA” is EBITDA as defined above but excluding other income or expense, or alternatively, GAAP operating income from continuing operations before depreciation and amortization. To distinguish our calculation of EBITDA from other possible meanings of EBITDA, for periods ending after March 31, 2003 and going forward we changed references to “EBITDA” in our financial reports to the term “Adjusted EBITDA.” Although our “Adjusted EBITDA” and what we formerly referred to as our “EBITDA” are calculated in the same manner, management believes “Adjusted EBITDA” is a more accurate description.

      “Station operating income,” “station operating income margin,” and “Adjusted EBITDA” are non-GAAP financial measures as defined by the Securities and Exchange Commission’s Regulation G. These non-GAAP financial measures should not be construed as superior to GAAP financial measures. The GAAP financial measure most directly comparable to each non-GAAP financial measure and a reconciliation of the differences between each non-GAAP financial measure and the comparable GAAP financial measure are included in “Item 6. Selected Financial Data.” Although station operating income, station operating income margin and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, we believe that they are useful to an investor in evaluating an investment in our securities because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance and are used by management for internal budgeting purposes and to evaluate the performance of our radio stations. However, station operating income, station operating income margin and Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. Also, because they are not calculated in the same manner by all companies, they may not be comparable to other similarly titled measures used by other companies.

      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses, for purposes of the computation of station operating income and Adjusted EBITDA, are compensation expenses, programming expenses, and advertising and promotional expenses. Our senior management strives to control these expenses as well as other expenses by working closely with local station management and others.

      On November 6, 2001, the Board of Directors approved a resolution to change our fiscal year-end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year, effective beginning October 1, 2001. A three-month transitional period from October 1, 2001 through December 30, 2001 (the transitional period) precedes the start of the fiscal year ended December 29, 2002.

      Additionally, effective December 30, 2002, we changed our fiscal year end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Pursuant to Securities and Exchange Commission Financial Reporting Release No. 35, such change is not deemed a change in fiscal year for financial reporting purposes and we are not required to file a separate transition report or to report separate financial information for the two-day period of December 30 and 31,

2002. Financial results for December 30 and 31, 2002 are included in our financial results for the fiscal year ended December 31, 2003.

      Prior to December 29, 2002, we reported revenue and expenses on a broadcast calendar basis. “Broadcast calendar basis” means a period ending on the last Sunday of each reporting period. For the fiscal years ended September 30, 2001 and December 29, 2002, we reported 53 and 52 weeks of revenues and expenses, respectively. For the three-month transitional period ended December 30, 2001, we reported 13 weeks of revenues and expenses. For the three-month period ended December 31, 2000 and December 30, 2001, we reported 14 weeks and 13 weeks of revenues and expenses, respectively.

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 29, 2002

      Net Revenue. Net revenue was $135.3 million for the fiscal year ended December 31, 2003 compared to $135.7 million for the fiscal year ended December 29, 2002, a decrease of $0.4 million or 0.3%. The net revenue decrease was due to the decrease in barter revenue primarily related to the AOL Time Warner, Inc. (“AOL Time Warner”) barter agreement that concluded in August 2002. To provide better comparability on our net revenue, if the non-cash AOL Time Warner barter revenue of $6.4 million is excluded from the fiscal year ended December 29, 2002 results, “pro forma net revenue” actually increased by $6.0 million or 4.6%. This pro forma net revenue increase was due to the double-digit growth in our stations KLAX-FM and KXOL-FM, serving the Los Angeles market. In addition, the start-up stations in Chicago and Los Angeles, which began operating on January 6, 2003 and March 1, 2003, respectively, generated combined net revenue of $3.3 million. Offsetting these increases were decreases in our New York station WSKQ-FM mainly in national revenue and promotional events, as well as decreases in barter revenue in the core markets.

      Station Operating Expenses. Station operating expenses were $76.3 million for the fiscal year ended December 31, 2003 compared to $77.8 million for the fiscal year ended December 29, 2002, a decrease of $1.5 million or 1.9%. The station operating expenses decrease was caused by the decrease in barter expense related to the conclusion of the AOL Time Warner barter agreement in August 2002. To provide better comparability on our station operating expenses, if the non-cash AOL Time Warner barter expense of $6.4 million is excluded from the fiscal year ended December 29, 2002 results, “pro forma station operating expenses” actually increased by $4.9 million or 6.9%. This pro forma station operating expenses increase was primarily attributed to the start-up stations in Chicago and Los Angeles, which had a combined station operating expenses increase of $3.9 million. In addition, we granted ICFG seven warrants, each exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock with an aggregate fair market value of approximately $2.9 million. These warrants were issued under the terms of our amended time brokerage agreement for KXOL-FM. The fair market value was based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and was recorded as a non-cash programming expense in the fiscal year ended December 31, 2003. Excluding the prior year’s AOL Time Warner barter expense of $6.4 million and the current year’s start-up stations’ operating expenses increase of $3.9 million and non-cash programming (warrant) expense of $2.9 million, “as adjusted station operating expenses” decreased $1.9 million or 2.7% from $71.4 million to $69.5 million, mainly due to a decrease in expenses related to promotional events.

      Station Operating Income. Station operating income was $58.9 million for the fiscal year ended December 31, 2003 compared to $57.9 million for the fiscal year ended December 29, 2002, an increase of $1.0 million or 1.7%. To provide better comparability on our station operating income, excluding fiscal year 2002 AOL barter results which were minimal and the fiscal year 2003 start-up station’s operating losses of $0.9 million and non-cash programming (warrant) expense of $2.9 million, “as adjusted station operating income” increased $4.8 million or 8.3% from $57.9 million to $62.7 million, mainly due to the increase in net revenue due to the double-digit growth in our Los Angeles stations KLAX-FM and KXOL-FM.

      Our station operating income margin increased to 43.5% for the fiscal year ended December 31, 2003 compared to 42.7% for the fiscal year ended December 29, 2002. To provide better comparability on our station operating income margin, excluding fiscal year 2002 AOL barter results which were minimal and the fiscal year 2003 start-up station’s operating losses of $0.9 million and non-cash programming (war-

rant) expense of $2.9 million, “as adjusted station operating income margin” increased from 44.8% to 47.5% mainly due to the increase in net revenue due to the double-digit growth in our Los Angeles stations KLAX-FM and KXOL-FM.

      Corporate Expenses. Corporate expenses were $17.8 million for the fiscal year ended December 31, 2003 compared to $13.5 million for the fiscal year ended December 29, 2002, an increase of $4.3 million or 31.9%. The increase in corporate expenses resulted mainly from an increase in non-recurring legal and professional fees due to various lawsuits and other related matters, as well as an increase in directors and officers liability insurance.

      Adjusted EBITDA. Adjusted EBITDA was $41.1 million for the fiscal year ended December 31, 2003 compared to $44.4 million for the fiscal year ended December 29, 2002, a decrease of $3.3 million or 7.4%. The decrease in Adjusted EBITDA was attributed to the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $2.9 million for each of the fiscal years ended December 31, 2003 and December 29, 2002.

      Operating Income from Continuing Operations. Operating income from continuing operations was $38.2 million for the fiscal year ended December 31, 2003 compared to $41.5 million for the fiscal year ended December 29, 2002, a decrease of $3.3 million or 8.0%. The decrease in operating income from continuing operations was primarily attributed to the decrease in Adjusted EBITDA.

      Interest Expense, Net. Interest expense, net, was $36.6 million for the fiscal year ended December 31, 2003 compared to $34.1 million for the fiscal year ended December 29, 2002, an increase of $2.5 million or 7.3%. The increase in interest expense, net, was primarily due to interest expense incurred on the new $125.0 million senior secured credit facility term loan that was entered into on October 30, 2003, interest expense on a lawsuit judgment that is being appealed, and a decrease in interest income resulting from a general decline in interest rates on our cash balances.

      Other, Net. Other, net, was income of $1.1 million for the fiscal year ended December 31, 2003 due mostly to an insurance recovery for a claim related to our New York transmitting facilities and operations, offset by a legal judgment related to a commission for an acquisition. Other, net, was an expense of $0.7 million for the fiscal year ended December 29, 2002 due mainly to a legal judgment involving compensation for executive services and related services, which was offset by an insurance recovery for a claim related to the New York facilities.

      Income Taxes. Income tax expense was $11.3 million for the fiscal year ended December 31, 2003 compared to $53.1 million for the fiscal year ended December 29, 2002. Income tax expense of $11.3 million for the fiscal year ended December 31, 2003 was primarily due to an increase in our valuation allowance on our deferred tax assets. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective book tax rate reflects a full valuation allowance on our deferred tax assets. Income tax expense for the fiscal year ended December 29, 2002 consisted primarily of a $55.4 million non-cash charge to income tax expense to establish a valuation allowance against our deferred tax assets, effective December 31, 2001. Additionally, we recorded an income tax expense of $11.6 million based on the effective book tax rate for the 2002 fiscal year, offset by a $13.9 million non-cash income tax benefit due to a reduction of some of our valuation allowance on our deferred taxes, determined in accordance with SFAS No. 109 and available information. Excluding the fiscal year ended December 29, 2002 non-cash income tax expense of $55.4 million and non-cash income tax benefit of $13.9 million, as adjusted income tax expense decreased $0.3 million or 2.6% from $11.6 million to $11.3 million due to a decrease in current foreign income taxes expense.

      Discontinued Operations, Net of Taxes. Loss on discontinued operations, net of taxes, was $0.2 million for the fiscal year ended December 31, 2003 compared to income on discontinued operations, net of taxes, of $1.9 million for the fiscal year ended December 29, 2002. We determined that the pending sales of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, KPTI-FM station serving the San Francisco, California market, and the sale of our KTCY-FM station serving the Dallas, Texas market, all met the criteria in accordance with SFAS No. 144 to classify their operations as discontinued operations. Consequently, these stations’ results from operations for the fiscal years ended December 31, 2003 and December 29, 2002 have been classified as discontinued operations. On August 23, 2002, we sold KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment and recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      Cumulative Effect of a Change in Accounting Principle, Net of Taxes. There was no cumulative effect of a change in accounting principle for the fiscal year ended December 31, 2003. Cumulative effect of a change in accounting principle, net of taxes was $45.3 million for the fiscal year ended December 29, 2002. We adopted SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives, and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair value method. As a result of the adoption of this standard, we incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

      Net Loss. Net loss was $8.7 million for the fiscal year ended December 31, 2003 compared to $89.8 million for the fiscal year ended December 29, 2002. The net loss for the fiscal year ended December 29, 2002 was impacted due to the adoption of SFAS No. 142, which resulted in the $55.4 million non-cash charge to establish a valuation allowance on our deferred tax assets and the non-cash charge of $45.3 million related to the cumulative effect of a change in accounting principle, net of income tax benefit. Excluding the fiscal year ended December 29, 2002 non-cash income tax expense of $55.4 million, income tax benefit of $13.9 million, and cumulative effect of a change in accounting principle of $45.3 million, “as adjusted net loss” increased $5.7 million from a net loss of $3.0 million to $8.7 million. The increase in the as adjusted net loss was due primarily to a decrease in pre-tax income mainly due to the decrease in Adjusted EBITDA and increase in interest expense.

      The following table presents adjusted financial results for the fiscal years ended December 29, 2002 and December 31, 2003, respectively, adjusting for the cumulative effect of a change in accounting principle and the increase in the income tax valuation allowance upon the adoption of SFAS No. 142 on December 31, 2001.

	Fiscal Year Ended

	December 29,	December 31,
	2002	2003

	(In thousands, except
	per share data)
	(Unaudited)
Reported net loss applicable to common stockholder:	$(89,846)	$(10,116)
Add back: cumulative effect of a change in accounting principle, net of tax(1)	45,288	—
Add back: income tax valuation allowance(2)	55,358	—

Adjusted net income (loss)	$10,800	$(10,116)

Basic and diluted loss per share:
Reported net loss per share:	$(1.39)	$(0.16)
Cumulative effect per share of a change in accounting principle, net of tax(1):	0.70	—
Income tax valuation allowance per share(2):	0.86	—

Adjusted net income (loss) per share:	$0.17	$(0.16)

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, we incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of the adoption of SFAS No. 142 on December 31, 2001, we incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

Fiscal Year Ended December 29, 2002 Compared to Fiscal Year Ended September 30, 2001

      Net Revenue. Net revenue was $135.7 million for the fiscal year ended December 29, 2002 compared to $125.5 million for the fiscal year ended September 30, 2001, an increase of $10.2 million or 8.1%. The increase was generated by the growth in revenue from our Los Angeles market, promotional events in various other markets and an increase in local revenue. The revenue growth was partially offset by a decrease in barter revenue related to the AOL Time Warner barter agreement that concluded in August 2002.

      Station Operating Expenses. Station operating expenses were $77.8 million for the fiscal year ended December 29, 2002 compared to $76.3 million for the fiscal year ended September 30, 2001, an increase of $1.5 million or 2.0%. The increase was primarily attributed to an increase in advertising and promotional expenditures in various markets, as well as the increase in costs related to KXOL-FM which was operated for the entire twelve-months ended December 29, 2002 compared to five-months in the prior year period. In turn, these increases were offset by decreases in barter expenses due to the conclusion of the AOL Time Warner barter agreement in August 2002 and the allowance for doubtful accounts.

      Station Operating Income. Station operating income was $57.9 million for the fiscal year ended December 29, 2002 compared to $49.2 million for the fiscal year ended September 30, 2001, an increase of $8.7 million or 17.7%. Our station operating income margin increased to 42.7% for the fiscal year ended December 29, 2002 compared to 39.2% for the fiscal year ended September 30, 2001. The station operating income margin increased due to the increase in net revenue and the decreases in the allowance for doubtful accounts and the AOL Timer Warner barter expense. Additionally, the station operating income margin was positively impacted by the growth in net revenue from our Los Angeles market compared to the prior year period.

      Corporate Expenses. Corporate expenses were $13.5 million for the fiscal year ended December 29, 2002 compared to $10.5 million for the fiscal year ended September 30, 2001, an increase of $3.0 million or 28.6%. The increase in corporate expenses resulted mainly from an increase in legal expenses.

      Adjusted EBITDA. Adjusted EBITDA was $44.4 million for the fiscal year ended December 29, 2002 compared to $38.7 million for the fiscal year ended September 30, 2001, an increase of $5.7 million or 14.7%. The increase in Adjusted EBITDA was attributed to the increase in station operating income, partially offset by the increase in corporate expenses.

      Depreciation and Amortization. Depreciation and amortization expense was $2.9 million for the fiscal year ended December 29, 2002 compared to $16.8 million for the fiscal year ended September 30, 2001, a decrease of $13.9 million or 82.7%. The decrease was related to the adoption of SFAS No. 142, which ceased the amortization on all of our intangible assets and goodwill, effective December 31, 2001.

      Operating Income From Continuing Operations. Operating income from continuing operations was $41.5 million for the fiscal year ended December 29, 2002 compared to $21.9 million for the fiscal year ended September 30, 2001, an increase of $19.6 million or 89.5%. The increase in operating income from continuing operations was caused by an increase in Adjusted EBITDA and a decrease in amortization expense due to the adoption of SFAS No. 142.

      Interest Expense, Net. Interest expense, net, was $34.1 million for the fiscal year ended December 29, 2002 compared to $30.6 million for the fiscal year ended September 30, 2001, an increase of $3.5 million or 11.4%. The increase in interest expense, net, was primarily due to interest expense incurred on the additional $100 million of 9 5/8% senior subordinated notes that were issued in June 2001. In addition, interest expense, net, increased due to a decrease in interest income resulting from a general decline in interest rates on our cash balances.

      Other, Net. Other, net, was an expense of $0.7 million for the fiscal year ended December 29, 2002 due mainly to a legal judgment involving compensation for executive services, which was offset by an insurance recovery for a claim related to the New York transmitting facilities. Other, net, was income of $0.5 million for the fiscal year ended September 30, 2001 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM and an insurance recovery claim related to an office building in Los Angeles.

      Loss on extinguishment of debt. During the fiscal year ended December 29, 2002 we had no loss on extinguishment of debt. During fiscal year 2001, we incurred a loss of $3.1 million, which was related to the write-off of unamortized debt issuance costs due to the early extinguishment of our senior credit facility in June 2001. This loss was reclassified to a loss on extinguishment of debt due to the adoption of SFAS No. 145, which required our extraordinary loss previously recognized on the extinguishment of debt in 2001 to be reclassified to income or loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle.

      Income Taxes. Income tax expense was $53.1 million for the fiscal year ended December 29, 2002 compared to an income tax benefit of $4.3 million for the fiscal year ended September 30, 2001. Income tax expense for the fiscal year ended December 29, 2002 was primarily impacted by an overall increase of $49.3 million on our valuation allowance against deferred tax assets. As a result of adopting SFAS No. 142, amortization of indefinite-life intangible assets ceased and we could not be assured that the reversals of our deferred tax liabilities related to those indefinite-life intangible assets would occur within our net operating loss carry-forward period. The increase in the valuation allowance on our deferred tax assets was a non-cash charge. The remaining amount of income tax expense for the fiscal year ended December 29, 2002 is comprised of current and deferred federal, state and foreign taxes.

      Discontinued Operations, Net of Taxes. Income on discontinued operations, net of taxes, was $1.9 million for the fiscal year ended December 29, 2002 compared to a loss on discontinued operations, net of taxes of $0.6 million for the fiscal year ended September 30, 2001. We determined that the pending sales of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, KPTI-FM station serving the San Francisco, California market, and the sale of our KTCY-FM station serving the Dallas, Texas market, all met the criteria in accordance with SFAS No. 144 to classify their operations as discontinued operations. Consequently, these stations’ results from operations for the fiscal years ended December 29, 2002 and September 30, 2001 have been classified as discontinued operations. On August 23, 2002, we sold KTCY-FM’s assets held for sale, consisting of intangible assets and property and equipment, and recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      Cumulative Effect of a Change in Accounting Principle, Net of Taxes. Cumulative effect of a change in accounting principle, net of taxes, was a non-cash transitional charge of $45.3 million for the fiscal year ended December 29, 2002. We adopted SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives, and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair value method. As a result of the adoption of this standard, we incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.

      Net Loss. Net loss was $89.8 million for the fiscal year ended December 29, 2002 compared to $7.6 million for the fiscal year ended September 30, 2001. The net loss for the fiscal year ended December 29, 2002 was primarily due to the income tax expense and the cumulative effect of a change in accounting principle, net of income tax benefit, related to the adoption of SFAS No. 142.

Three-Month Transitional Period Ended December 30, 2001 Compared to Three-Month Period Ended December 31, 2000 (Unaudited)

      Net Revenue. Net revenues were $31.8 million for the three months ended December 30, 2001 compared to $34.9 million for the three months ended December 31, 2000, a decrease of $3.1 million or 8.9%. Net revenues decreased primarily due to the overall weak advertising sector, the economic recession and the tragic events of September 11, 2001. The main revenue decrease was in local revenues, which caused same station net revenues to decline. The markets most affected were New York, Miami and Puerto Rico where the local economies are significantly influenced by tourism.

      Station Operating Expenses. Station operating expenses were $19.5 million for the three months ended December 30, 2001 compared to $19.8 million for the three months ended December 31, 2000, a decrease of $0.3 million or 1.5%. The decrease in station operating expenses was primarily attributed to management’s efforts in administering cost cutting approaches and improving economies of scale in our Puerto Rico market which experienced decreased facilities expenses and personnel compensation expenses, as well as the improvement in the collections processes in our Puerto Rico market which decrease bad debts expense. These decreases were partially offset by an increase in advertising and promotions expenditures in our core markets.

      Station Operating Income. Station operating income was $12.3 million for the three months ended December 30, 2001 compared to $15.1 million for the three months ended December 31, 2000, a decrease of $2.8 million or 18.5%. Our station operating income margin decreased to 38.7% for the three months ended December 30, 2001 compared to 43.3% for the three months ended December 31, 2000. Our station operating income margin decreased mainly due to lower same station net revenues. In addition, our station operating income margin decreased due to the negative margin contributed by our start-up station KXOL-FM which was operated under a time brokerage agreement, serving the Los Angeles market.

      Corporate Expenses. Corporate expenses were $2.4 million for the three months ended December 30, 2001 compared to $2.5 million for the three months ended December 31, 2000, a decrease of $0.1 million or 4.0%. The decrease in corporate expenses resulted mainly from a decrease in corporate personnel compensation expenses.

      Adjusted EBITDA. Adjusted EBITDA was $9.9 million for the three months ended December 30, 2001 compared to $12.6 million for the three months ended December 31, 2000, a decrease of $2.7 million or 21.4%. The decrease in Adjusted EBITDA was attributed to the decrease in station operating income.

      Depreciation and Amortization. Depreciation and amortization expense was $4.2 million for the three months ended December 30, 2001 compared to $4.1 million for the three months ended December 31, 2000, an increase of $0.1 million or 2.4%. The increase was related primarily to an increase in amortization costs resulting from stations acquired in November 2000.

      Operating Income from Continuing Operations. Operating income from continuing operations was $5.7 million for the three months ended December 30, 2001 compared to $8.5 million for the three months ended December 31, 2000, a decrease of $2.8 million or 32.9%. The decrease in operating income was caused mostly by the decrease in Adjusted EBITDA.

      Interest Expense, Net. Interest expense, net, was $8.2 million for the three months ended December 30, 2001 compared to $7.4 million for the three months ended December 31, 2000, an increase of $0.8 million or 10.8%. The increase in interest expense, net, is mainly due to a decrease in interest income related to the decline in interest rates.

      Other, Net. We recorded $0.6 million of other income during the three months ended December 30, 2001 due to insurance proceeds received related to the loss of equipment at the World Trade Center Towers caused by the terrorist attacks. We recorded $0.2 million of income for the three months ended December 31, 2000 due to the settlement of a legal dispute related to a back-up auxiliary transmitter and antenna for KLAX-FM serving the Los Angeles market.

      Income Taxes. Income tax benefit was $0.7 million for the three months ended December 30, 2001 compared to income tax expense of $0.5 million for the three months ended December 31, 2000. There was no material change in our effective tax rates during these periods.

      Discontinued Operations, Net of Taxes. Loss on discontinued operations, net of taxes, was minimal for the three months ended December 30, 2001 and $0.1 million for the three months ended December 31, 2000. We determined that the pending sales of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, our KPTI-FM station serving the San Francisco, California market, and the sale of our KTCY-FM station serving the Dallas, Texas market, all met the criteria in accordance with SFAS No. 144 to classify their operations as discontinued operations. Consequently, these stations’ results from operations for the three month periods ended December 30, 2001 and December 31, 2000 have been classified as discontinued operations.

      Net (Loss) Income. Net loss was $1.2 million for the three months ended December 30, 2001 compared to net income of $0.6 million for the three months ended December 31, 2000. The net loss was caused by the decrease in operating income and an increase in interest expense, net.

Liquidity and Capital Resources

      Our primary source of liquidity is cash on hand and cash provided by operations and, to the extent necessary, undrawn commitments that are available under a five-year $10.0 million revolving credit facility arranged by Lehman Brothers Inc. in October 2003. Our ability to raise funds by increasing our indebtedness is limited by the terms of the indentures governing our senior subordinated notes, the certificates of designations governing our Preferred Stock and the credit agreement governing our senior secured credit facilities. Additionally, the indentures certificates of designations and credit agreement place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $71.4 million and $45.6 million as of December 29, 2002 and December 31, 2003, respectively.

      Net cash flows provided by operating activities were $17.0 million, $10.7 million and $13.2 million for the fiscal years ended September 30, 2001, December 29, 2002 and December 31, 2003 and net cash flows used in operating activities were $7.4 million for the three month transitional period ended December 30, 2001, respectively. Our increase in net cash provided by operating activities from fiscal year 2002 to 2003 of $2.5 million was due primarily to an increase in cash receipts from customers, driven by an increase in net revenue from our Los Angeles market and start-up stations and improved collection efforts, offset by an increase in cash paid to vendors, suppliers and employees. Cash payment to suppliers, vendors and employees increased during fiscal year 2003 primarily due to an increase in corporate expenses. Our decrease in net cash provided by operating activities from fiscal year 2001 to 2002 of $6.3 million was due primarily to an increase in cash paid for interest due to the issuance of an additional $100.0 million of our existing 9 5/8% notes in June 2001 and an increase in legal expenses.

      Net cash flows used in investing activities were $35.2 million and $231.2 million for the fiscal years ended September 30, 2001 and December 31, 2003 and $0.8 million for the three-month transitional period ended December 30, 2001, respectively. Net cash flows provided by investing activities were $9.3 million for the fiscal year ended December 29, 2002. Changes in our net cash flows from investing activities from 2002 to 2003 were primarily a result of the acquisition of the Los Angeles station KXOL-FM on October 30, 2003. Changes in our net cash flows from investing activities from 2001 to 2002 were primarily a result of the proceeds from the sale of radio station KTCY-FM during the fiscal year ended December 29, 2002, offset by deposits made for KXOL-FM, as compared to the fiscal year ended September 30, 2001.

      Net cash flows provided by financing activities were $18.5 million and $192.1 million for the fiscal years ended September 30, 2001 and December 31, 2003, respectively. Net cash flows used in financing activities were minimal and $0.1 million for the three-month transitional period ended December 30, 2001 and the fiscal year ended December 29, 2002, respectively. Changes in our net cash flows from financing activities from 2002 to 2003 were primarily a result of the financing of the acquisition of the Los Angeles station KXOL-FM. To finance KXOL-FM, on October 30, 2003 we sold $75.0 million of 10 3/4% Series A cumulative exchangeable redeemable preferred stock through a Rule 144A offering and entered into a $125.0 senior secured credit facility term loan, which resulted in combined net proceeds of $192.3 million. Our net cash flows from financing activities during fiscal year 2001 were primarily a result of our Rule 144A offering of $100.0 million of our existing 9 5/8% notes and our repayment of the outstanding indebtedness under our senior credit facility which we then terminated.

      Total capital expenditures were $5.6 million, $4.0 million and $3.4 million for the fiscal years ended September 30, 2001, December 29, 2002 and December 31, 2003 and $0.8 million for the three-month transitional period ended December 30, 2001, respectively. These expenditures were financed by funds from operations.

      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required cash interest and principal payments pursuant to the senior secured credit facilities agreement and governing our existing 9 5/8% notes indenture and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the economic conditions within the radio broadcasting industry and economic conditions in general will not further deteriorate in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities.

      On January 30, 2004, we completed the sale of the assets of radio stations KLEY-FM and KSAH-AM serving the San Antonio, Texas market, to Border Media Partners, LLC (Border Media) for a cash purchase price of $24.4 million. The sale was made pursuant to the terms of our asset purchase agreement dated as of September 18, 2003 with Border Media. The assets sold consisted of $11.2 million of intangible assets, net and $0.6 million of property and equipment.

      On February 3, 2004, we terminated the agreement we entered into on October 2, 2003 with 3 Point Media-San Francisco, LLC (Three Point Media) under which Three Point Media was to acquire the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. We are currently considering other offers to purchase the assets of radio station KPTI-FM. We intend to sell the assets of radio station KPTI-FM; however, we cannot assure you that the sale will be completed. Pursuant to our credit agreement governing our senior secured credit facilities, a portion (approximately $25.0 million) of the proceeds received from the sale of KPTI-FM, when and if completed, must be offered to the noteholders to pay down the senior secured credit facilities.

      We continuously review opportunities to acquire additional radio stations and sell non-core radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. We currently have no written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, can be obtained on favorable terms for future acquisitions.

Contractual Obligations

      The following table summarizes our principal contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods ($ in thousands):

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total

Recorded obligations:
Senior secured credit facilities term loan due 2009(a)	$1,250	1,250	1,250	1,250	1,250	118,750	125,000
9 5/8% senior subordinated notes, due 2009(a)	—	—	—	—	—	335,000	335,000
Other long-term debt(a)	227	3,154	75	79	85	328	3,948
10 3/4% Series A cumulative exchangeable redeemable preferred stock(b)	—	—	—	—	—	126,952	126,952

	$1,477	4,404	1,325	1,329	1,335	581,030	590,900

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total

Unrecorded obligations:
Operating leases(c)	2,576	2,517	2,017	1,662	1,566	9,687	20,025
Employment agreements(d)	9,722	5,389	1,480	428	392	—	17,411

	$12,298	7,906	3,497	2,090	1,958	9,687	37,436

Total obligations	$13,775	12,310	4,822	3,419	3,293	590,717	628,336

(a)	Related interest obligations have been excluded from this maturity schedule. Our 2004 cash interest payments are expected to be approximately $38.0 million. See Notes 8, 9 and 10 to our consolidated financial statements for disclosure associated with the terms of these instruments.

(b)	Our Series A preferred stock has no specified maturity. However, holders of the preferred stock may exercise an option on October 15, 2013 to require us to redeem all or a portion of their preferred stock. The amount of $126.9 million in the table above assumes the complete redemption of the preferred stock and accrued dividends on October 15, 2013.

Related dividend obligations have been excluded from this maturity schedule. The holders of shares of Series A preferred stock are entitled to receive cumulative dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share. All dividends will be cumulative from the date of issuance of the Series A preferred stock and will be payable quarterly in arrears on October 15, January 15, April 15 and July 15 of each year. On or before October 15, 2008, we at our option may pay dividends in cash or in additional fully paid and non-assessable shares of Series A preferred stock (including fractional shares or, at our option, cash in lieu of fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. After October 15, 2008, dividends may be paid only in cash. Our ability to pay cash dividends is subject to, and will be limited by the terms of our existing 9 5/8% notes and our senior secured credit facilities. Our 2004 dividend payments are expected to be paid in shares of preferred stock and are expected to total approximately $8.5 million.

(c)	Included in our non-cancelable operating lease obligations are minimum lease payments for office space and facilities and certain equipment. See Note 13 to the consolidated financial statements for a discussion of the terms of these lease agreements.

(d)	At December 31, 2003, we are committed to employment contracts for certain executives, on-air talent and general managers expiring through 2008. See Note 13 to the consolidated financial statements for further discussion on the nature and terms of our employment agreements.

     We have contingencies that are deemed not reasonably likely and thus not included in the above table. See Note 14 to the consolidated financial statements for further discussion.

      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate, will obtain financing by issuing debt or common stock.

      As of December 31, 2003, we are required to maintain financial covenants under our senior secured credit facilities as follows: (i) Consolidated EBITDA minimum, (ii) Consolidated Fixed Charge Coverage Ratio, (iii) Consolidated Leverage Ratio, (iv) Consolidated Interest Coverage Ratio and (v) Consolidated Senior Secured Debt Ratio, all as defined in the credit agreement solely for the purpose of determining compliance with the covenants. The credit agreement requiring compliance with these financial covenants states that the calculations must be based on generally accepted accounting principles promulgated by the Financial Accounting Standards Board. We are in compliance with all covenants under our senior secured credit facilities and all other debt instruments as of December 31, 2003 and expect to be in the foreseeable future.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity or capital resources.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimates. The following accounting policies require significant management judgments, assumptions and estimates.

Accounting for Intangible Assets

      Our most important operating assets are our intangible assets, consisting principally of our FCC licenses. Impairment to the carrying value of these assets could have a material effect on our operations and financial condition. We have concluded that our FCC licenses qualify as indefinite-life intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets.” We at least annually assess the recoverability of the carrying amount of intangible assets, including goodwill, in accordance with SFAS No. 142. These annual assessments are based on a discounted cash flow model incorporating various market assumptions and types of signals, and assume the FCC licenses are acquired and operated by a third-party. As a result of adopting SFAS No. 142 in the fiscal year ended December 29, 2002, we recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. We have determined that we have one reporting unit under SFAS No. 142 and that there is no impairment of goodwill.

      We performed an annual impairment review of our indefinite-life intangible assets and goodwill during the fourth quarter of fiscal year 2003 and determined that there was no impairment of intangible assets and goodwill.

Accounting for Income Taxes

      The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for book and tax accounting. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheet. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting SFAS No. 142 on December 31, 2001, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance for the full amount of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between book and tax accounting. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

Valuation of Accounts Receivable

      We review accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers and the overall credit worthiness of our customers. For the years ended September 30, 2001, December 29, 2002 and December 31, 2003, we incurred bad debt expense (recovery) of $2.1 million, $(0.1) million and $0.3 million, respectively. For the three-month transitional period ended December 30, 2001 we incurred bad debt expense of $0.7 million. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

Revenue Recognition

      We recognize broadcasting revenue as advertisements are aired on our radio stations, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, a fixed and determinable price, and reasonable assurance of collection. Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as unearned revenue.

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

Cumulative Effect of Accounting Change

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We have concluded that our intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

      We adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of our indefinite-life intangible assets, we determined that the carrying value of certain indefinite-life intangible assets acquired from AM/FM Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values at that time. Fair market values of our FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions and types of signals, and assumed the FCC licenses were acquired and operated by a third-party. As a result, we recorded a noncash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. We have determined that we have one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

      Additionally, since amortization of our indefinite-life intangible assets ceased for financial statement purposes under SFAS No. 142, we could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within our net operating loss carry-forward period. Therefore, on December 31, 2001, we recognized a noncash charge totaling $55.4 million to income tax expense to establish a valuation allowance against our deferred tax assets, primarily consisting of net operating loss carry-forwards.

      As of our adoption of SFAS No. 142 effective December 31, 2001, we had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Continuing operations and discontinuing operations combined amortization expense related to goodwill and identifiable intangible assets was $15.6 million and $4.0 million for the fiscal year ended September 30, 2001 and the three-month transitional period ended December 30, 2001, respectively. The following table presents adjusted financial results for the fiscal year ended September 30, 2001, three-month transitional period ended December 30, 2001, and fiscal years ended December 29, 2002 and December 31, 2003, respectively, on a basis consistent with the new accounting principle.

		Three-
	Fiscal Year	Months	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

	(in thousands, except per share data)
Reported net loss applicable to common stockholders	$(7,588)	(1,227)	(89,846)	(10,116)
Add back cumulative effect of accounting principle, net of tax(1)	—	—	45,288	—
Add back income tax valuation allowance(2)	—	—	55,358	—
Add back amortization of goodwill and intangible assets(3)	15,635	3,983	—	—
Income tax expense adjustment(3)	(11,369)	(5,702)	—	—

Adjusted (loss) net income	$(3,322)	(2,946)	10,800	(10,116)

Basic and diluted (loss) income per share:
Reported net loss per share	$(0.12)	(0.02)	(1.39)	(0.16)
Cumulative effect per share of a change in accounting principle, net of tax(1)	—	—	0.70	—
Income tax valuation allowance per share(2)	—	—	0.86	—
Amortization of goodwill and intangible assets per share(3)	0.24	0.06	—	—
Income tax adjustment per share(3)	(0.17)	(0.09)	—	—

Adjusted net (loss) income per share	$(0.05)	(0.05)	0.17	(0.16)

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, we incurred a noncash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of adopting SFAS No. 142 on December 31, 2001, we incurred a noncash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

(3)	The adjusted financial results for the fiscal year ended September 30, 2001 and the three-month transitional period ended December 30, 2001 add back noncash goodwill and intangible assets amortization of $15.6 million and $4.0 million, respectively, and reflect adjusted income tax expense assuming that SFAS No. 142 was effective as of September 25, 2000.

     We performed our annual impairment review of our indefinite-life intangible assets and goodwill during the fourth quarter of fiscal year 2003 and determined that there was no impairment of intangible assets and goodwill.

New Accounting Pronouncements

      In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on December 30, 2002. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

      In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor

Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends FASB No. 13, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 required that our extraordinary losses recognized on the extinguishments of debt in 2000 and 2001 be reclassified to income or loss from continuing operations in our consolidated financial statements for the fiscal year ended December 31, 2003.

      In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. Among other items, SFAS No. 148 allows companies adopting SFAS No. 123 to utilize one of three alternative transition methods, one of which was a “prospective method”, as defined, that was only available if adopted during 2003. To date, we have not adopted SFAS No. 123 utilizing any of the transition methods of SFAS No. 148. FASB currently is working on a project to develop a new standard for accounting for stock-based compensation. Tentative decisions by FASB indicate that expensing of stock options will be required beginning January 1, 2005. FASB expects to issue an exposure draft, which will be subject to public comment, in the first quarter of 2004 and issue its final standard in the second half of 2004.

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

      In December 2003, FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. We applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and will apply the remainder of FIN 46R to our first quarter 2004 financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on our results of operations for each of our fiscal years ended December 29, 2002 and December 31, 2003. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

      Our primary market risk is a change in interest rates. Our primary exposure is variable rates of interest associated with borrowings under our senior secured credit facilities. Advances under the senior secured credit facilities bear base rate or eurodollar rate interest (in each case subject to applicable margins), as applicable, which vary in accordance with prevailing economic conditions. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2003, all of our debt, other than our $125.0 million senior secured credit facility term loan, had fixed interest rates. If variable interest rates average 10% higher in 2004 than they did during 2003, our variable interest expense would increase by approximately $0.6 million, compared to a variable annualized estimated $5.5 million for 2003 measured as of December 31, 2003. If interest rates average 10% lower in 2004 than they did during 2003, our interest income from cash and investment balances would decrease by approximately $0.1 million, compared to a variable annualized estimated $0.5 million for 2003 measured as of December 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2003.

Item 8.	Financial Statements and Supplementary Data

      The information called for by this Item 8 is included in Item 15, under “Financial Statements” and “Financial Statement Schedule” appearing at the end of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in, our accountants or disagreements between us and our accountants on accounting or financial disclosure during our two most recent fiscal years or any subsequent interim period.

Item 9A.	Controls and Procedures

      Our principal executive and financial officers have concluded, based on their evaluation as of a date within 75 days before the filing of this annual report on Form 10-K, that our disclosure controls and procedures under Rule 13a-14(c) of the Exchange Act are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

      Subsequent to their evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of our directors, executive officers and certain key employees as of December 31, 2003. Each of our directors and officers serves until his successor is elected and qualifies.

Name	Age	Position

Raúl Alarcón, Jr.	47	Chairman of the Board of Directors, Chief Executive Officer and President
Pablo Raúl Alarcón, Sr	77	Chairman Emeritus and Director
Joseph A. García	58	Chief Financial Officer, Executive Vice President and Secretary
Marko Radlovic	40	Chief Revenue Officer
William B. Tanner	59	Executive Vice President of Programming
Jack Langer	55	Director
Dan Mason	52	Director
Carl Parmer	45	Director
Jason L. Shrinsky	66	Director

      Raúl Alarcón, Jr. joined us in 1983 as an account executive and has been our President and a director since October 1985 and our Chief Executive Officer since June 1994. On November 2, 1999, Mr. Alarcón, Jr. became our Chairman of the Board of Directors and continues as our Chief Executive Officer and President. Currently, Mr. Alarcón, Jr. is responsible for our long-range strategic planning and operational matters and is instrumental in the acquisition and related financing of each of our radio stations. Mr. Alarcón, Jr. is the son of Pablo Raúl Alarcón, Sr.

      Pablo Raúl Alarcón, Sr. is our founder and was our Chairman of the Board of Directors from March 1983 until November 2, 1999, when he became Chairman Emeritus. Mr. Alarcón, Sr. continues to be one of our directors. Mr. Alarcón, Sr. has been involved in Spanish-language radio broadcasting since the early 1950’s when he established his first radio station in Camagüey, Cuba. Upon his arrival in the United States, Mr. Alarcón, Sr. continued his career in radio broadcasting and was an on-air personality for a New York radio station before being promoted to programming director. Mr. Alarcón, Sr. subsequently owned and operated a recording studio and an advertising agency before purchasing our first radio station in 1983. Mr. Alarcón, Sr. is Raúl Alarcón, Jr.’s father.

      Joseph A. García has been our Chief Financial Officer since 1984, Executive Vice President since 1996 and Secretary since November 2, 1999. Mr. García is responsible for our financial affairs, day-to-day operational matters and investor relations, and he has been instrumental in the acquisition and related financing of our radio stations. Before joining us in 1984, Mr. García spent thirteen years in international financial planning positions with Philip Morris Companies, Inc. and Revlon, Inc., where he was manager of financial planning for Revlon — Latin America.

      Marko Radlovic became our Chief Revenue Officer on December 1, 2003. Mr. Radlovic is responsible for overseeing the revenue performance of all of our local, national, and network sales efforts. Mr. Radlovic was Vice President/ General Manager for our Los Angeles radio cluster from January 2002 until November 2003 and previously served as Vice President of Sales for the Los Angeles cluster. Prior to joining us, he was a Market Manager for CUMULUS Media in Southern California from January 2001 until August 2001 and was Vice President/ General Manager for AM/ FM Inc. in Los Angeles from October 1998 to October 2000.

      William B. Tanner has served as our Executive Vice President of Programming since August 31, 2000. Mr. Tanner is responsible for the programming of our stations as well as maintaining and improving their ratings. Prior to joining us, Mr. Tanner was the Vice President of Programming at Hispanic Broadcasting Corporation for six years. Mr. Tanner began his career in the radio broadcasting industry as an on-air personality and radio programmer.

      Jack Langer became one of our directors on July 10, 2003. Mr. Langer has over 27 years of investment banking experience and was most recently Managing Director and Global Co-Head of the Media Group at Lehman Brothers Inc. from 1997 to 2002. He was also Managing Director and Head of Media Group at Bankers Trust & Company, Kidder Peabody & Co., Inc. and Drexel, Burnham Lambert & Co. Mr. Langer has extensive experience in advising media companies on financial strategies, financings and acquisitions.

      Dan Mason became one of our directors on July 10, 2003. Mr. Mason, a veteran of the radio broadcasting industry with nearly 30 years of experience, was most recently President of Infinity Radio from 1999 to 2002 and President of CBS Radio from 1995 to 1999. Mr. Mason currently serves as a consultant to various companies in the radio broadcasting industry. Besides his tenure at Infinity Radio and CBS Radio, Mr. Mason also served as President of Group W Radio and Cook Inlet Radio Partners, L.P.

      Carl Parmer became one of our directors on August 9, 2001. Mr. Parmer has an extensive background in the ownership and management of radio and television companies throughout the United States. Mr. Parmer was the President and Co-Chief Executive Officer of Heftel Broadcasting Corporation (one of the predecessors of Hispanic Broadcasting Corporation) from 1991 to 1996. Mr. Parmer has been President and Chief Executive Officer of Broadcasting Management, Inc., a company that provides television related services, since 1996. Mr. Parmer began his career in broadcasting in 1991 after several years of experience on Wall Street, including a position as Vice President and shareholder of Kidder Peabody & Co., Inc.

      Jason L. Shrinsky became one of our directors on November 2, 1999. Mr. Shrinsky is a partner of the law firm of Kaye Scholer LLP, where he has been a partner since 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye Scholer LLP has served as our legal counsel for more than 19 years.

      See “Item 13. Certain Relationships and Related Transactions.”

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our securities with the SEC. Reporting Persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

      Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2003, all the Reporting Persons complied with all applicable filing requirements, except that one report covering one transaction by William B. Tanner was filed late.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our employees, officers and directors and is publicly available on our Internet website at www.spanishbroadcasting.com. If we make substantive amendments to this Code of Ethics or grant any waiver from its provisions to our principal executive, financial or accounting officers, or persons performing similar functions, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Composition of the Audit Committee; Audit Committee Financial Expert

      We have a separately-designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. The current members of our Audit Committee are three independent directors (as defined under applicable SEC and Nasdaq rules): Carl Parmer, Jack Langer and Dan Mason. Our Board of Directors has determined that Carl Parmer, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

Item 11.	Executive Compensation

      The following table sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries, in all capacities during the fiscal years ended December 31, 2003, December 29, 2002 and September 30, 2001, by our Chief Executive Officer and President and our next highest paid executive officers at December 31, 2003, whose total annual salary and bonus exceeded $100,000.

Summary Compensation Table

								Long Term
								Compensation
								Awards

	Annual Compensation							Securities
								Underlying
					Bonus	Other Annual		Options/SARs
Name	Principal Position	Year	Salary ($)		($)	Compensation($)		(#)

Raúl Alarcón, Jr.	Chief Executive	2003	$1,226,888		$710,183	$82,265	(a)	100,000
	Officer,	2002	1,226,888		790,629	101,008	(a)	100,000
	President and	2001	1,000,000		792,864	155,531	(a)	100,000
	Chairman
	of the Board of
	Directors

Joseph A. García	Executive Vice	2003	$400,000		$160,000	—	(c)	—
	President, Chief	2002	423,077	(b)	200,000	—	(c)	150,000
	Financial Officer	2001	379,615		100,000	—	(c)	100,000
	and Secretary

Marko Radlovic	Chief Revenue	2003	$416,538		$97,199	—	(c)	90,000
	Officer(d)	2002	—		—	—		—
		2001	—		—	—		—

William B. Tanner	Executive Vice	2003	$617,540		$446,500	—	(c)	15,000
	President of	2002	563,582		192,000	$154,742	(e)	15,000
	Programming	2001	530,058		18,000	156,572	(e)	15,000

(a)	Mr. Alarcón, Jr. received personal benefits in addition to his salary and bonus, including use of automobiles. We paid an aggregate of $82,265, $98,388 and $123,611 in fiscal years 2003, 2002 and 2001, respectively, for automobiles used, including driver’s salary, by Mr. Alarcón, Jr. These amounts exclude payments made by us in connection with our lease of an apartment in New York City owned by Mr. Alarcón, Jr., which was terminated in September 2002. Mr. Alarcón, Jr. and others used the apartment while in New York on SBS business.

(b)	Includes $23,077 reimbursed to Mr. García for unused vacation time from prior years.

(c)	Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(d)	Mr. Radlovic became our Chief Revenue Officer on December 1, 2003. For the preceding portion of fiscal year 2003, he served as Vice President/General Manager for our Los Angeles radio cluster and was not an executive officer.

(e)	In November 2001 and December 2002, we made payments of $154,742 to William Tanner pursuant to an addendum to Mr. Tanner’s employment agreement which required us to make a payment to Mr. Tanner if the price of our Class A common stock had not reached specified levels by August 30, 2001 and August 30, 2002. Such amounts were accrued in our financial statements in fiscal years 2002 and 2001.

Stock Options

      The following table sets forth information concerning the grant of stock options to each of the named executive officers in the fiscal year ended December 31, 2003:

Option/ SAR Grants in Last Fiscal Year

	Individual Grants

		Percent of			Potential Realizable Value
		Total			at Assumed Annual Rates
	Number of	Options/SARs			of Stock Price
	Securities	Granted to			Appreciation for Option
	Underlying	Employees in	Exercise or		Term
	Options/SARs	Fiscal Year	Base Price
Name	Granted(#)(a)	2003	($/Sh)	Expiration Date	5%($)	10%($)

Raúl Alarcón, Jr	100,000 (b)	29.9%	$8.69	10/25/13	$546,509	$1,384,962
Joseph A. García	—	—	—	—	—	—
Marko Radlovic	90,000 (c)	26.9	$9.44	11/06/13	534,309	1,354,044
William B. Tanner	15,000 (d)	4.5	$7.80	8/31/08	32,325	71,430

(a)	Each option was granted under our 1999 Stock Option Plan. The options that are not otherwise exercisable prior to a change in control of SBS will become exercisable on the date of a change in control of SBS and will remain exercisable for the remainder of the term of the option, as discussed in our 1999 Stock Option Plan.

(b)	Raúl Alarcón, Jr.’s option vested and became exercisable immediately upon the granting of such option on October 25, 2003.

(c)	One-third of Marko Radlovic’s option vested immediately on November 6, 2003, the date of grant, and the rest vests ratably over a two-year period.

(d)	William B. Tanner’s option vested and became exercisable immediately upon the granting of such option on August 31, 2003.

     The following table sets forth certain information regarding stock options exercised by the named executive officers during fiscal year 2003, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and nonexercisable stock options as of December 31, 2003. Also reported are the values of “in the money” options which represent the positive spread between the exercise price of any existing stock options and the Class A common stock price as of December 31, 2003.

Aggregated Option/ SAR Exercises in Last Fiscal

Year and Fiscal Year End Options/ SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
			Options/SARs at Fiscal		Money Options at Fiscal
	Shares	Value	Year End(#)		Year End($)
	Acquired	Realized
Name	on Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Raúl Alarcón, Jr	—	—	500,000	—	$1,014,130	$—
Joseph A. García	—	—	390,000	110,000	$545,960	$245,240
Marko Radlovic	—	—	48,010	76,990	$58,094	$90,566
William B. Tanner	—	—	263,552	—	$233,904	$—

Director Compensation

      All directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. Directors who are officers do not receive compensation for serving on our Board of Directors. Our non-employee directors are eligible to receive options under our Non-Employee Director Stock Option Plan and directors fees.

      In connection with his election to the Board of Directors on November 2, 1999, we granted Jason L. Shrinsky an option to purchase 50,000 shares of Class A common stock, with an exercise price of $20.00 per share, of which options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares vested ratably over four years. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye Scholer LLP. See “Stock Plans — Non-Employee Director Stock Option Plan.”

      Effective as of October 29, 2001, in connection with the election of Castor Fernandez and Carl Parmer to our Board of Directors on August 9, 2001, we granted each of Messrs. Fernandez and Parmer options to purchase 50,000 shares of Class A common stock, with an exercise price of $7.50 per share, of which, options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares vest ratably over four years. Mr. Fernandez resigned as a member of the Board of Directors on April 11, 2003 and all his vested and unvested options have terminated.

      Effective as of July 10, 2003, in connection with the election of Jack Langer and Dan Mason to our Board of Directors, we granted each of Messrs. Langer and Mason options to purchase 50,000 shares of Class A common stock, with an exercise price of $8.60 per share, of which, options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares vest ratably over four years.

      In order to attract and retain independent directors, the Board of Directors has determined that the annual fees paid to non-employee directors for service on the Board of Directors and committees should consist of: $50,000 for service on the Board of Directors; $50,000 for service on the Audit Committee; $25,000 for service as the Audit Committee Chairman; and $25,000 for service on the Compensation Committee. During the fiscal year ended December 31, 2003, we made payments in the amount of $30,000 to Pablo Raúl Alarcón, Sr., $75,000 to Carl Parmer and $62,500 to each of Messrs. Mason and Langer for their services rendered as directors. Mr. Shrinsky declined to accept a fee. We also paid for the use of an automobile by Mr. Alarcón, Sr. in the amount of $19,517.

Employment Agreements and Arrangements

Raúl Alarcón, Jr.

      We have an employment agreement with Raúl Alarcón, Jr. dated as of October 25, 1999, pursuant to which Mr. Alarcón, Jr. serves as our Chairman of the Board of Directors, Chief Executive Officer and President. The agreement became effective on October 27, 1999, expires on December 31, 2004 and renews for successive one-year periods after December 31, 2004. The agreement provides for a base salary of not less than $1.0 million for each year of the employment term, which may be increased by the Board of Directors. Under the terms of the agreement, Mr. Alarcón, Jr. will be paid an annual cash performance bonus based on annual same station operating income or a greater amount in the discretion of the Board of Directors. Mr. Alarcón, Jr. has the right to receive options to purchase 100,000 shares of Class A common stock each year of the employment term at an exercise price equal to the fair market value of our Class A common stock on the respective grant date. Mr. Alarcón, Jr. is also entitled to participate in our employee benefit plans and to receive other non-salary benefits, such as health insurance, life insurance, reimbursement for business related expenses and reimbursement for personal tax and accounting expenses. The agreement provides that Mr. Alarcón, Jr.’s employment may be terminated at the election of the Board of Directors upon his disability or for cause (as defined in the agreement). Pursuant to the agreement, Mr. Alarcón, Jr. is entitled to the use of one automobile and one driver at our expense.

Joseph A. García

      We have an employment agreement with Joseph A. García dated as of December 7, 2000, pursuant to which Mr. García serves as our Chief Financial Officer, Executive Vice President and Secretary. The agreement became effective on December 7, 2000 and expires on December 7, 2005. Mr. García receives an annual base salary of $400,000. In addition, Mr. García is entitled to receive an annual cash bonus to be determined by the Board of Directors, based on performance and operating targets achieved by SBS. Mr. García received an option to purchase 100,000 shares of Class A common stock, with 20% vesting immediately and the rest vesting ratably over a four-year period at an exercise price of $4.81 per share, for past performance. Mr. García is entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses. Mr. García is entitled to the use of one automobile at our expense. Prior to December 7, 2000, we had an employment agreement with Joseph A. García dated as of October 25, 1999 (the “1999 Employment Agreement”), which was superceded by the current agreement. Under the 1999 Employment Agreement,

Mr. García received an option to purchase 250,000 shares of Class A common stock, at an exercise price of $20.00 per share, all of which has vested.

William B. Tanner

      We have an employment agreement with William B. Tanner dated as of August 31, 2000, pursuant to which Mr. Tanner serves as our Executive Vice President of Programming. The term of the agreement is from August 31, 2000 to August 31, 2005. The agreement provides for an annual base salary of $475,000, with an annual 10% increase over the prior year’s base salary. Mr. Tanner is entitled to receive quarterly bonuses based on SBS radio stations achieving certain Arbitron® ratings among other calculations. Under the terms of the agreement, Mr. Tanner received (1) an option to purchase 218,552 shares of Class A common stock, with 33% vesting immediately and the rest vesting ratably over a two-year period, and (2) options to purchase an aggregate of 75,000 shares of Class A common stock to be granted ratably over a five-year period, at an exercise price equal to the closing price of our Class A common stock on the immediately preceding business day of each respective grant date. Mr. Tanner is also entitled to receive standard employee benefits provided to all of our similarly situated executives, such as health, life and long-term disability insurance and reimbursement of business related expenses. He is also entitled to reimbursement of power and telephone bills for a Los Angeles residence and a monthly automobile allowance.

Marko Radlovic

      We have an employment agreement with Marko Radlovic dated as of October 31, 2003, pursuant to which Mr. Radlovic serves as our Chief Revenue Officer. The term of the agreement is from December 1, 2003 to November 30, 2006. The agreement provides for an annual base salary of $500,000. Mr. Radlovic is entitled to receive quarterly performance bonuses based on net sales per quarter meeting certain sales budget targets. Under the terms of the agreement, Mr. Radlovic received (1) an option to purchase 90,000 shares of Class A common stock, with 33% vesting immediately and the rest vesting ratably over a two-year period, and (2) options to purchase 62,500 shares of Class A common stock to be granted based on merit in each of the second and third years of the employment term and which will vest ratably in the three years following the grant date, in each case at an exercise price equal to the closing price of our Class A common stock on the business day of each respective grant date. Mr. Radlovic is also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement of business related expenses. He is also entitled to reimbursement of relocation expenses and a monthly automobile allowance.

Stock Plans

1999 Stock Option Plan

      We adopted an option plan to incentivize our present and future executives, managers and other employees through equity ownership. The option plan provides for the granting of stock options to individuals selected by the Compensation Committee of the Board of Directors (or a subcommittee of the Compensation Committee or by the Board of Directors if such committees are not appointed). An aggregate of 3,000,000 shares of Class A common stock have been reserved for issuance under this option plan. The option plan allows us to tailor incentive compensation for the retention of personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. During the fiscal year ended December 31, 2003, options to purchase 335,000 shares of Class A common stock were granted under this plan at exercise prices ranging from $7.20 to $9.82 per share.

      Pursuant to the option plan, the Compensation Committee has discretion to select the participants, to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the option plan. The option plan terminates ten years after September 27, 1999, the date that it was approved and adopted by the stockholders of SBS. Generally, a participant’s rights and interest under the option plan are not transferable except by will or by the laws of descent and distribution.

      Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of our Class A common stock at a price fixed by the Compensation Committee. The option price may be lower than, equal to or higher than the fair market value of the underlying shares of Class A common stock, but in no event will the exercise price of an incentive stock option be less than the fair market value on the date of grant.

      Options expire no later than ten years after the date on which they are granted (five years in the case of incentive stock options granted to 10% or greater stockholders). Options become exercisable at such times and in such installments as the Compensation Committee determines. Notwithstanding this, any nonexercisable options will immediately vest and become exercisable upon a change in control of SBS. Upon termination of a participant’s employment with SBS, options that are not exercisable will be forfeited immediately and options that are exercisable will remain exercisable for twelve months following any termination by reason of an option holder’s death, disability or retirement. If termination is for any reason other than the preceding and other than for cause, exercisable options will remain exercisable for three months following such termination. If termination is for cause, exercisable options will not be exercisable after the date of termination. Payment of the option price must be made in full at the time of exercise in such form (including, but not limited to, cash or common stock of SBS) as the Compensation Committee may determine.

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

Non-Employee Director Stock Option Plan

      We also adopted a separate option plan for our non-employee directors. The terms of the plan provide that the Board of Directors has the discretion to grant stock options to any non-employee director. An aggregate of 300,000 shares of Class A common stock have been reserved for issuance under this option plan. The plan terminates ten years after September 27, 1999, the date that it was approved and adopted by the stockholders of SBS. The plan is administered by the Board of Directors. To date, each of our non-employee directors has been granted an option to purchase 50,000 shares of Class A common stock at the market price of the Class A common stock as of the respective grant date, with 20% of the option vesting immediately and the rest vesting ratably over a four-year period.

      Under the plan, any non-exercisable options will immediately vest and become exercisable upon a change in control of SBS. If a non-employee director ceases to be a member of the Board of Directors due to death, retirement or disability, all his unvested options will terminate immediately and all his exercisable options on such date will remain exercisable for their term. If a non-employee director’s service as a director is terminated for any reason other than the preceding, all his unvested options will terminate immediately and all his exercisable options on such date will remain exercisable for thirty days.

401(k) Plan

      We offer a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering our employees. Pursuant to the 401(k) Plan, an employee may elect to contribute to the 401(k) Plan 1%-15% from his/her annual salary, not to exceed the statutorily prescribed annual limit, which was $12,000 for 2003. We may, at our option and in our sole discretion, make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants. To date, we have not made any such contributions. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until distributed to them and contributions by us will be deductible by us when, and if, made. The trustees under the 401(k) Plan, at the direction of each participant, invest such participant’s assets in the 401(k) Plan in selected investment options.

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

      We currently have directors and officers liability insurance that provides for coverage of up to $35.0 million.

      There is a pending litigation claim against us and certain of our directors and officers concerning which such directors and officers may seek indemnification. On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them.

      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriter defendants, and 1,000 individuals alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. One of the claims against the individual defendants, specifically the Section 10b-5 claim, has been dismissed.

      In June of 2003, after lengthy negotiations, a settlement proposal was embodied in a memorandum of understanding among the investors in the plaintiff class, the issuer defendants and the issuer defendants’ insurance carriers. On July 23, 2003, our Board of Directors approved both the memorandum of understanding and an agreement between the issuer defendants and the insurers. As of March 1, 2004, the overwhelming majority of non-bankrupt issuer defendants have approved the settlement proposal. The principal components of the settlement include: 1) a release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; 2) the assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the underwriter defendants; and 3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs against the underwriter defendants. The payments will be charged to each issuer defendant’s insurance policy on a pro rata basis.

Compensation Committee Interlocks and Insider Participation

      Our Compensation Committee is currently comprised of three independent directors: Jack Langer, our Compensation Committee Chairman, Carl Parmer and Dan Mason. Messrs. Langer and Mason became members of the Compensation Committee on July 10, 2003. Mr. Parmer was a member of our Compensation Committee during all of fiscal year 2003. Jason L. Shrinsky, a non-employee director, was a member of our Compensation Committee during fiscal year 2003 until July 10, 2003. See “Item 13. Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information concerning the beneficial ownership of our Class A common stock and our Class B common stock as of March 10, 2004, by:

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

	Class A Shares		Class B Shares
					Percent	Percent
		Percent		Percent	of	of
	Number	of		of	Total	Total
	of	Class A	Number of	Class B	Economic	Voting
Name and Address(1)(2)	Shares	Shares	Shares	Shares	Interest	Power

Raúl Alarcón, Jr.(3)	500,000	1.2%	23,500,000	93.6%	36.3%	80.7%
Pablo Raúl Alarcón, Sr.(4)	—	—	1,070,000	4.3%	1.6%	3.7%
Joseph A. García(5)	440,000	1.1%	—	—	*	*
William B. Tanner(6)	263,552	*	—	—	*	*
Jason L. Shrinsky(7)	65,000	*	—	—	*	*
Carl Parmer(8)	101,100	*	—	—	*	*
Jack Langer(9)	10,000	*	—	—	*	*
Dan Mason(9)	10,000	*	—	—	*	*
Marko Radlovic(10)	52,960	*	—	—	*	*

All named executive officers and directors as a group(11)	1,442,612	3.5%	24,570,000	97.9%	39.4%	84.6%
T. Rowe Price Associates, Inc.(12)	4,312,400	10.5%	—	—	6.5%	1.5%
Columbia Wagner Asset Management, L.P.(13)	2,690,100	6.6%	—	—	4.1%	*
Maria Alarcón Living Trust(14)	2,500,000	6.1%	10,000	*	3.8%	*

*	Indicates less than 1%.

(1)	The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that the person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(3)	Includes 500,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

(4)	Mr. Pablo Raúl Alarcón, Sr.’s shares are held in a Flint Trust with Mr. Alarcón, Sr. as sole beneficiary.

(5)	Includes 430,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

(6)	Shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this table.

(7)	Includes 50,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report. Mr. Shrinsky holds these options for the benefit of his law firm, Kaye Scholer LLP. Mr. Shrinsky shares ownership of, and voting and investment power for, 15,000 shares of Class A common stock with his spouse.

(8)	Represents 71,100 shares of Class A common stock owned indirectly through Henry Carlson Parmer, Jr. Living Trust and 30,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this table.

(9)	Includes 10,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

(10)	Includes 52,960 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

(11)	Includes 1,346,512 shares of Class A common stock issuable upon the exercise of options that the holders have the right to exercise within sixty days of the date of this table.

(12)	The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. T. Rowe Price Associates, Inc. has sole voting power with respect to 1,142,700 shares and sole dispositive power with respect to all the shares. The shares are owned by various individual and institutional investors, including T. Rowe Price New Horizons Fund, Inc. for which T. Rowe Price Associates, Inc. serves as an investment advisor. T. Rowe Price Associates, Inc. disclaims beneficial ownership of these shares. T. Rowe Price Associates, Inc. provided this information directly to us on February 25, 2004.

(13)	The address of Columbia Wagner Asset Management, L.P. is 227 W. Monroe Ste. 3000, Chicago, Illinois 60606. Columbia Wagner Asset Management, L.P. has sole investment discretion and voting power with respect to all the shares. The shares are owned by various individual and institutional investors for which Columbia Wagner Asset Management, L.P. serves as an investment advisor. Columbia Wagner Asset Management, L.P. provided this information directly to us on February 27, 2004.

(14)	Ms. Maria Alarcón’s shares are held in a living trust with Ms. Alarcón as sole beneficiary. The address of Ms. Alarcón is c/o Melvyn B. Frumkes & Associates PA, 100 North Biscayne Boulevard, Suite 1607, Miami, Florida 33132. This information was provided directly to us on March 12, 2004.

Equity Compensation Plan Information

      The following table sets forth, as of December 31, 2003, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information

As of December 31, 2003

	(a)
	Number of Shares	(b)	(c)
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Plan Category	and Rights	and Rights	Column (a))

Equity Compensation Plans Approved by Stockholders
1999 Stock Option Plan	1,901,252	$12.33	1,064,448
Non-Employee Director Stock Option Plan	200,000	11.18	100,000
Equity Compensation Plans Not Approved by Stockholders
Options issued to a former director(a)	250,000	20.00	—
Warrants related to acquisition of KXOL-FM(b)	2,700,000	9.77	—

Total	5,051,252		1,164,448

(a)	We granted Arnold Sheiffer, who served as a director of SBS from 1996 until August 1999, stock options to purchase 250,000 shares of Class A common stock upon the closing of our initial public offering, for his past services as a director.

(b)	On October 30, 2003, we completed the acquisition of the assets of radio station KXOL-FM serving the Los Angeles, California market, from ICFG for a cash purchase price of $250.0 million plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock. Pursuant to the amended asset purchase agreement and amended time brokerage agreements relating to the acquisition of KXOL-FM, we issued to ICFG seven additional warrants, each exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock.

Item 13.	Certain Relationships and Related Transactions

      In 1992, Messrs. Alarcón, Sr., our Chairman Emeritus and a member of our Board of Directors, and Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, acquired a building in Coral Gables, Florida, for the purpose of housing the studios of WCMQ-FM. In June 1992, Spanish Broadcasting System of Florida, Inc., one of our subsidiaries, entered into a 20-year net lease with Messrs. Alarcón, Sr. and Alarcón, Jr. for the Coral Gables building which provides for a base monthly rent of $9,000 with no increases. Effective June 1, 1998, the lease for this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcón, Sr. and Alarcón, Jr. This building currently houses the offices and studios of all of our Miami stations. The lease for the stations’ previous studios expired in October 1993, was for less than half the space of the stations’ present studios and had a monthly rent of approximately $7,500. Based upon our prior lease for studio space and current real estate rental amounts, we believe that the lease for the current studio is at or below the market rate.

      Our corporate headquarters are located in a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly-owned by Mr. Alarcón, Jr. Since November 1, 2000, we have been leasing our office space under a 10-year lease, with the right to renew for two consecutive five-year terms. We are currently paying a monthly rent of approximately $45,000 for this office space. We believe that the monthly rent we pay is at the market rate.

      Jason L. Shrinsky, one of our directors, is a partner of Kaye Scholer LLP, which has regularly represented us as our legal counsel for more than 19 years and continues to do so. Mr. Shrinsky’s son, Jeffrey Shrinsky, is employed by us as Director of National Sales for SBS. His base salary is $200,000 plus additional incentive bonuses. During fiscal year 2003, Jeffrey Shrinsky was paid $26,271.

      Gabriel Grimalt, the former brother-in-law of Raúl Alarcón, Jr., was employed by SBS as an operations manager. During fiscal year 2003, he was paid $91,137 in compensation and $9,615 as severance pay. As part of his compensation, we also paid the leasing costs for an automobile in the amount of $3,625. As of May 2, 2003, Mr. Grimalt is no longer employed by SBS.

Item 14.	Principal Accountant Fees and Services

      The following table sets forth the aggregate fees billed to us for professional audit services rendered by KPMG LLP for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and December 29, 2002, the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for such periods and fees billed for other services rendered by KPMG LLP for such periods.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2003	December 29, 2002

	($ in thousands)
Annual audit fees(1)	$473	$477
Audit related fees(2)	15	19
Tax fees(3)	279	511 (4)
All other fees(5)	—	127

Total fees for services	$767	$1,134

(1)	Annual audit fees are the fees billed for professional services rendered or estimated to be rendered for the audit of the consolidated financial statements and reviews of quarterly financial statements. This category also includes fees for two statutory audits required for Puerto Rico tax returns, debt compliance letters, comfort letter, review of registration statements and other documents filed with the SEC, and accounting consultations and research work necessary to comply with generally accepted auditing standards.

(2)	Audit related fees are the fees billed for the financial statement audit of SBS’s employee benefit plan.

(3)	Tax fees are the fees billed for professional services rendered for tax compliance, tax advice, and tax planning for our U.S. and Puerto Rico entities.

(4)	Tax fees for the fiscal year ended December 29, 2002 include professional services rendered in connection with our income tax returns for the fiscal year ended September 30, 2001, for the transitional period ended December 30, 2001 and for other services rendered during the fiscal year ended December 29, 2002. Due to the change in fiscal year, the transitional period ended December 30, 2001 for tax purposes was considered a separate taxable period that required an additional set of tax returns. Therefore, additional costs were incurred for the transitional period’s income tax returns and related tax consultation, which are included in the fiscal year ended December 29, 2002 tax fees.

(5)	All other fees are the fees for services other than those in the above three categories. This category includes certain advisory services such as internal audit assistance permitted by SEC rules during the applicable periods.

     Before our accountants are engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

      The following financial statements have been filed as required by Item 8 of this report:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 29, 2002 and December 31, 2003

Consolidated Statements of Operations for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003

Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003

Notes to Consolidated Financial Statements

      2. Financial Statement Schedule

      The following financial statement schedule has been filed as required by Item 8 of this report:

Financial Statement Schedule — Valuation and Qualifying Accounts

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 29, 2002 and December 31, 2003	F-3

Consolidated Statements of Operations for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003
F-4

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003
F-5

Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003
F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule — Valuation and Qualifying Accounts	F-41

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 29, 2002 and December 31, 2003 and the results of their operations and their cash flows for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 15 to the consolidated financial statements, effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and, as discussed in note 18 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13 and Technical Corrections.

/s/ KPMG LLP

Miami, Florida

February 27, 2004

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 29, 2002 and December 31, 2003
(In thousands, except share data)

	December 29,	December 31,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$71,430	45,609
Receivables:
Trade	29,558	28,325
Barter	—	140

	29,558	28,465
Less allowance for doubtful accounts	4,042	2,898

Net receivables	25,516	25,567
Other current assets	2,252	3,482
Assets held for sale	26,622	25,906

Total current assets	125,820	100,564
Property and equipment, net	23,618	24,558
Intangible assets, net	476,369	705,251
Deferred financing costs, net of accumulated amortization of $3,376 in 2002 and $4,767 in 2003	8,759	11,461
Other assets	201	448

	$634,767	842,282

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of the senior credit facilities term loan due 2009	$—	1,250
Current portion of other long-term debt	208	227
Accounts payable and accrued expenses	15,691	18,822
Accrued interest	5,226	6,370
Deposit on the sale of station	—	1,500
Deferred commitment fee	581	—

Total current liabilities	21,706	28,169
Senior credit facilities term loan due 2009	—	123,750
9 5/8% senior subordinated notes, due 2009, net of unamortized discount of $10,846 in 2002 and $9,754 in 2003	324,154	325,246
Other long-term debt, less current portion	3,948	3,721
Deferred income taxes	57,534	68,354

Total liabilities	407,342	549,240

Commitments and contingencies (notes 13, 14, and 17)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series A cumulative exchangeable redeemable preferred stock, $0.01 par value. Authorized 280,000 shares, issued and outstanding 75,000 shares in 2003 liquidation value $1,000 per share	—	76,366
Stockholders’ equity:
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; issued and outstanding 37,076,655 shares in 2002, issued and outstanding 37,087,355 shares in 2003	3	3
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; issued and outstanding 27,605,150 shares in 2002 and in 2003	3	3
Additional paid-in capital	444,594	443,961
Accumulated deficit	(217,175)	(227,291)

Total stockholders’ equity	227,425	216,676

	$634,767	842,282

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended September 30, 2001, the three-month transitional period ended
December 30, 2001, and the fiscal years ended December 29, 2002 and December 31, 2003

	Fiscal year	Three-month	Fiscal year	Fiscal year
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

	(In thousands, except per share data)
Gross revenue	$142,781	36,106	154,472	155,717
Less agency commissions	17,314	4,337	18,784	20,451

Net revenue	125,467	31,769	135,688	135,266

Operating expenses:
Engineering	3,017	641	3,551	3,806
Programming	17,479	3,998	19,909	19,523
Stock-based programming	—	—	—	2,943
Selling	40,137	11,082	40,681	35,868
General and administrative	15,644	3,726	13,638	14,177
Corporate expenses	10,515	2,387	13,546	17,853
Depreciation and amortization	16,750	4,275	2,871	2,901

Total operating expenses	103,542	26,109	94,196	97,071

Operating income from continuing operations	21,925	5,660	41,492	38,195
Other (expense) income:
Interest expense	(32,845)	(8,473)	(34,836)	(37,123)
Interest income	2,202	261	690	501
Other, net	497	650	(720)	1,125
Loss on extinguishment of debt	(3,063)	—	—	—

(Loss) income from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	(11,284)	(1,902)	6,626	2,698
Income tax (benefit) expense	(4,307)	(686)	53,094	11,280
Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(6,977)	(1,216)	(46,468)	(8,582)

(Loss) income on discontinued operations, net of tax	(611)	(11)	1,910	(168)
Cumulative effect of a change in accounting principle for intangible assets, net of tax of $30,192	—	—	(45,288)	—

Net loss	$(7,588)	(1,227)	(89,846)	(8,750)

Dividends on preferred stock	—	—	—	(1,366)

Net loss applicable to common stockholders	$(7,588)	(1,227)	(89,846)	(10,116)

Basic and diluted loss per common share:
Net loss per common share before discontinued operations and cumulative effect of a change in accounting principle	$(0.11)	(0.02)	(0.72)	(0.16)
Net (loss) income per common share for discontinued operations	$(0.01)	—	0.03	—
Net loss per common share attributed to a cumulative effect of a change in accounting principle	$—	—	(0.70)	—

Net loss per common share	$(0.12)	(0.02)	(1.39)	(0.16)

Weighted average common shares outstanding (basic and diluted)	64,096	64,658	64,670	64,684

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Fiscal year ended September 30, 2001, the three-month transitional period ended
December 30, 2001, and the fiscal years ended December 29, 2002 and December 31, 2003

	Class A		Class B
	common stock		common stock
					Additional		Total
	Number of	Par	Number of	Par	paid-in	Accumulated	stockholders’
	shares	value	shares	value	capital	deficit	equity

	(In thousands, except share data)
Balance at September 24, 2000	32,399,760	$3	27,816,900	$3	392,973	(118,514)	274,465
Issuance of common stock as partial payment of radio stations acquisition	4,441,545	—	—	—	42,549	—	42,549
Conversion of Class B common stock to Class A common stock	21,400	—	(21,400)	—	—	—	—
Net loss	—	—	—	—	—	(7,588)	(7,588)

Balance at September 30, 2001	36,862,705	3	27,795,500	3	435,522	(126,102)	309,426
Net loss	—	—	—	—	—	(1,227)	(1,227)

Balance at December 30, 2001	36,862,705	3	27,795,500	3	435,522	(127,329)	308,199
Issuance of warrants as a partial payment towards a radio station acquisition	—	—	—	—	8,922	—	8,922
Issuance of Class A common stock from options exercised	23,600	—	—	—	150	—	150
Conversion of Class B common stock to Class A common stock	190,350	—	(190,350)	—	—	—	—
Net loss	—	—	—	—	—	(89,846)	(89,846)

Balance at December 29, 2002	37,076,655	3	27,605,150	3	444,594	(217,175)	227,425
Issuance of warrants as a payment towards the rights to operate a radio station	—	—	—	—	2,943	—	2,943
Issuance of Class A common stock from options exercised	10,700	—	—	—	70	—	70
Issuance cost of the preferred stock	—	—	—	—	(3,646)	—	(3,646)
Preferred stock dividend	—	—	—	—	—	(1,366)	(1,366)
Net loss	—	—	—	—	—	(8,750)	(8,750)

Balance at December 31, 2003	37,087,355	$3	27,605,150	$3	443,961	(227,291)	216,676

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended September 30, 2001, the three-month transitional period ended
December 30, 2001, and the fiscal years ended December 29, 2002 and December 31, 2003

	Fiscal year	Three-month	Fiscal year	Fiscal year
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(7,588)	(1,227)	(89,846)	(8,750)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	611	11	(1,910)	165
Stock-based programming expense	—	—	—	2,943
Loss on extinguishment of debt	3,063	—	—	—
Cumulative effect of a change in accounting principle for intangible assets	—	—	75,480	—
Loss (gain) on disposal of fixed assets	19	—	21	(166)
Depreciation and amortization	16,750	4,275	2,871	2,901
Net barter (income) expense	397	303	(854)	(495)
Provision for (reduction of) trade doubtful accounts	1,714	572	(40)	345
Amortization of debt discount	290	225	970	1,092
Amortization of deferred financing costs	1,370	321	1,281	1,391
(Decrease) increase in deferred income taxes	(5,428)	(968)	21,927	10,820
Decrease in deferred commitment fee	(702)	(175)	(701)	(581)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	416	(911)	(2,626)	(237)
Decrease (increase) in other current assets	767	(187)	(556)	(1,222)
Decrease (increase) in other assets	(55)	(7)	55	(247)
Increase (decrease) in accounts payable and accrued expenses	616	(1,863)	2,514	3,533
Increase (decrease) in accrued interest	2,585	(8,302)	(90)	1,144

Net cash provided by (used in) continuing operations	14,825	(7,933)	8,496	12,636
Net cash provided by discontinued operations	2,198	556	2,170	590

Net cash provided by (used in) operating activities	17,023	(7,377)	10,666	13,226

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs of $446 in 2002	—	—	34,534	—
Deposit on sale of station	—	—	—	1,500
Proceeds from sale of assets	—	—	—	655
Additions to property and equipment	(3,768)	(796)	(3,828)	(3,216)
Additions to property and equipment of discontinued operations	(1,827)	(34)	(166)	(149)
Acquisition of radio stations	(3,413)	—	—	(229,960)
Advances on purchase price of radio stations	(25,473)	(7)	(21,275)	—
Advances on purchase price of radio stations of discontinued operations	(700)	—	—	—

Net cash (used in) provided by investing activities	(35,181)	(837)	9,265	(231,170)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Fiscal year ended September 30, 2001, the three-month transitional period ended
December 30, 2001, and the fiscal years ended December 29, 2002 and December 31, 2003

	Fiscal year	Three-month	Fiscal year	Fiscal year
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

	(In thousands)
Cash flows from financing activities:
Proceeds from Series A cumulative exchangeable redeemable preferred stock, net of issuance cost of $3,646 in 2003	$—	—	—	71,354
Proceeds from Class A stock options exercised	—	—	150	70
Repayments of other long-term debt	(171)	(46)	(291)	(208)
Proceeds from senior notes, net of financing costs of $3,630 in 2001	84,039	—	—	—
Proceeds from senior credit facilities	—	—	—	125,000
Repayment of senior credit facilities	(65,000)	—	—	—
Increase in deferred financing costs	(369)	—	—	(4,093)

Net cash provided by (used in) financing activities	18,499	(46)	(141)	192,123

Net increase (decrease) in cash and cash equivalents	341	(8,260)	19,790	(25,821)
Cash and cash equivalents at beginning of year	59,559	59,900	51,640	71,430

Cash and cash equivalents at end of year	$59,900	51,640	71,430	45,609

Supplemental cash flows information:
Interest paid during the year	$29,754	16,230	32,663	32,857

Net income taxes paid (received) during the year	$(137)	283	(13)	191

Noncash investing and financing activities:
Issuance of warrants towards the acquisition of a radio station	$—	—	8,922	—

Accrual of preferred stock as payment of preferred stock dividend	$—	—	—	1,366

Discount on senior notes	$12,331	—	—	—

Deferred tax liability recorded for difference in assigned values and tax basis of radio stations acquired	$10,100	—	—	—

Issuance of Class A common stock for acquisition of radio stations	$8,643	—	—	—

Issuance of Class A common stock for acquisition of discontinued operations KTCY-FM	$33,906	—	—	—

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

      Spanish Broadcasting System, Inc., a Delaware corporation, and subsidiaries (the Company), after giving effect to the proposed sale of our San Francisco station, will own and operate 24 radio stations serving five of the top-ten U.S. Hispanic markets, which include Los Angeles, New York, Puerto Rico, Miami and Chicago. As part of its operating business, the Company operates LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.

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

      On November 6, 2001, the board of directors approved a resolution to change the Company’s fiscal year-end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year. The Company filed a transition report on Form 10-Q covering the transitional period from October 1, 2001 through December 30, 2001 (transitional period) in accordance with SEC Rules and Regulations, Financial Reporting Releases 102.5, Issuer’s Change of Fiscal Year. The audited financial statements for the transitional period are included in the accompanying consolidated financial statements.

      Additionally, effective December 30, 2002, the Company changed its year-end from a broadcast calendar 52-53 week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Pursuant to Securities and Exchange Commission Financial Reporting Release No. 35, such change is not deemed a change in fiscal year for financial reporting purposes and the Company is not required to file a separate transition report or to report separate financial information for the two-day period of December 30 and 31, 2002. Financial results for December 30 and 31, 2002 are included in the Company’s financial results for the fiscal year ended December 31, 2003.

      Prior to December 29, 2002, the Company reported revenue and expenses on a broadcast calendar basis. “Broadcast calendar basis” means a period ending on the last Sunday of each reporting period. For fiscal years ended September 30, 2001 and December 29, 2002, the Company reported 53 and 52 weeks of revenues and expenses, respectively. For the three-month transitional period ended December 30, 2001, the Company reported 13 weeks of revenues and expenses.

(b)	Revenue Recognition

      The Company recognizes broadcasting revenue as advertisements are aired on its radio stations, which are subject to meeting certain conditions such as persuasive evidence that an agreement exists, a fixed and

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable price and reasonable assurance of collection. Agency commissions are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency then the agency remits gross billings less their commission to the Company when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as unearned revenue.

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

(d)	Impairment or Disposal of Long-Lived Assets

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting requirements to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company adopted SFAS No. 144 on December 31, 2001. Prior to adoption of SFAS No. 144, the Company tested for impairment of its long-lived assets under SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” See note 4 for discontinued operations.

(e)	Intangible Assets

      Intangible assets primarily represent the portion of the purchase price of station acquisitions allocated to FCC licenses of those stations. The Company has concluded that its FCC licenses qualify as indefinite-life intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company at least annually assesses the recoverability of the carrying amount of intangible assets, including goodwill, in accordance with SFAS No. 142. These annual assessments are based on a discounted cash flow model incorporating various market assumptions and types of signals, and assume the FCC licenses are acquired and operated by a third-party. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142. See note 15 for Cumulative Effect of Accounting Change. Prior to adopting SFAS No. 142, the Company amortized its intangible assets over a 40-year period and tested for recoverability under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

(f)	Deferred Financing Costs

      Deferred financing costs relate to the refinancing of the Company’s debt in October 1999 and additional debt financing obtained in July 2000, June 2001 and October 2003. During fiscal year ended September 30,

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001, the Company recognized a loss due to write-offs of deferred financing costs related to debt financing obtained in July 2000 (see notes 8, 9 and 18).

      Deferred financing costs are being amortized using the effective interest method.

(g)	Barter Transactions

      Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are received or used. The Company records barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $15.3 million, $12.9 million, and $6.3 million for the fiscal years ended September 30, 2001, December 29, 2002, and December 31, 2003, respectively. Barter revenue amounted to $4.1 million for the three-month transitional period ended December 30, 2001. Barter expense amounted to $15.7 million, $12.0 million, and $5.8 million for the fiscal years ended September 30, 2001, December 29, 2002, and December 31, 2003, respectively. Barter expense amounted to $4.4 million for the three-month transitional period ended December 30, 2001.

      Unearned barter revenue consists of the excess of the aggregate fair value of goods or services received by the Company, over the aggregate fair value of advertising time delivered by the Company. Unearned barter revenue totaled approximately $0.8 million and $0.7 million at December 29, 2002 and December 31, 2003, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

      During fiscal year ended September 24, 2000, the Company entered into a barter transaction with an Internet Service Provider (ISP) whereby the ISP agreed to provide a guaranteed minimum number of impressions to the Company on the ISP’s networks over a two-year period in exchange for advertising time on certain of the Company’s stations, with an aggregate fair value of $19.7 million at the date of the transaction.

      Below are gross revenues and selling expenses related to this two-year ISP agreement which concluded in August 2002 and are included in continuing operations.

	Impact on

	Gross revenue	Selling expense

	($ in thousands)
Fiscal year ended September 30, 2001	$10,409	$10,234

Three months ended December 30, 2001	2,437	2,433

Fiscal year ended December 29, 2002	6,351	6,366

(h) Cash and Cash Equivalents

      Cash and cash equivalents consist of cash, money market accounts and certificates of deposit at various commercial banks. All cash equivalents have original maturities of 90 days or less.

(i) Income Taxes

      The Company files a consolidated federal income tax return for its domestic operations. The Company is also subject to foreign taxes on its Puerto Rico operations. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Advertising Costs

      The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the period incurred.

(k) Deferred Commitment Fee

      On December 30, 1996, the Company entered into an agreement with a national advertising agency (the Agency) whereby the Agency would serve as the Company’s exclusive sales representative for all national sales for a seven-year period. Pursuant to this agreement, the Agency agreed to pay a commitment fee of $5.1 million to the Company, of which $1.0 million was paid upon execution of the agreement and $4.1 million was to be remitted on a monthly basis over a three-year period, through January 2000. During fiscal year ended September 24, 2000, the Agency revised its agreement with the Company to reduce the total commitment fee to $5.0 million. The commitment fee is recognized on a straight-line basis over the seven-year contractual term of the arrangement as a reduction of agency commissions. Deferred commitment fee represents the excess of payments received from the Agency over the amount recognized. The deferred commitment fee was fully amortized at December 31, 2003 since this agreement expired.

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

(m) Concentration of Business and Credit Risks

      The Company’s operations are conducted in several markets across the country. The Company’s New York, Miami and Los Angeles markets account for more than half of net revenue for the fiscal years ended September 30, 2001, December 29, 2002, and December 31, 2003 and for the three-month transitional period ended December 30, 2001. The Company’s credit risk is spread across a large number of customers, none of which account for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(n) Basic and Diluted Net Loss Per Common Share

      The Company has presented net loss per common share pursuant to SFAS No. 128, “Earnings Per Share.” Basic net loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Diluted net income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the periods presented since their effect would be anti-dilutive. Common stock equivalents for the fiscal years ended September 30, 2001, December 29, 2002, and December 31, 2003 amounted to 44,327, 198,157, and 154,723, respectively. Common stock equivalents for the three-month transitional period ended December 30, 2001

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounted to 109,081. The following table summarizes the net loss applicable to common stockholders and the net loss per common share for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and for the fiscal years ended December 29, 2002 and December 31, 2003 (in thousands, except per share data):

	Fiscal year	Three-month	Fiscal year	Fiscal year
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(6,977)	(1,216)	(46,468)	(8,582)
Less dividends on preferred stock	—	—	—	(1,366)

Loss applicable to common stockholders from continuing operations before discontinued operations, and cumulative effect of a change in accounting principle	(6,977)	(1,216)	(46,468)	(9,948)

Discontinued operations	(611)	(11)	1,910	(168)
Cumulative effect of a change in accounting principle, net of tax	—	—	(45,288)	—

Net loss applicable to common stockholders	$(7,588)	(1,227)	(89,846)	(10,116)

Weighted average common shares outstanding (basic and diluted)	64,096	64,658	64,670	64,684
Basic and diluted loss per common share:
Net loss per common share before discontinued operations, and cumulative effect of a change in accounting principle	$(0.11)	(0.02)	(0.72)	(0.16)
Net (loss) income per common share for discontinued operations	(0.01)	—	0.03	—
Net loss per common share for cumulative effect of a change in accounting principle	—	—	(0.70)	—

Net loss per common share	$(0.12)	(0.02)	(1.39)	(0.16)

(o) Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of the Company’s other long-term debt instruments, including our senior credit facility, approximate their carrying amounts as the interest rates approximate the Company’s current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

      The Company also has $75.0 million in 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (Series A Preferred Stock) outstanding with a carrying value of $76.4 million at December 31, 2003. The Series A Preferred Stock is not publicly traded and similar instruments are not available for comparison. The Company is therefore unable to estimate the fair value of the Series A Preferred Stock. See note 8(b).

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of the Company’s senior notes are as follows (in millions):

	December 29, 2002		December 31, 2003

	Gross		Gross
	carrying		carrying
	amount	Fair value	amount	Fair value

9 5/8% senior subordinated notes	$335.0	346.7	$335.0	357.6

      The fair value estimates of the senior notes were based upon quotes from major financial institutions taking into consideration current rates offered to the Company for debt instruments of the same remaining maturities.

(p) Stock Option Plans

      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123 and the expanded disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” See notes 12 and 18.

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

(s) National Representation Agreement

      The Company entered into a new eight-year national sales representation agreement with the Agency in December 2003. Pursuant to this new agreement, the Agency agreed to pay a commitment fee of $0.6 million to the Company, of which none was paid upon execution of the agreement and $0.1 million will be remitted on a monthly basis over the next six months, through June 2004. The Company will pay the Agency a commission percentage determined based on achieving certain national sales volume.

(3) Acquisitions

      On May 8, 2000, the Company entered into a stock purchase agreement with Rodriguez Communications, Inc., a Delaware corporation (RCI), and the stockholders of RCI to acquire all of the outstanding capital stock of RCI, the owner of radio stations KZAB-FM (formerly KFSG-FM) and KZBA-FM (formerly KFSB-FM) serving the Los Angeles, California market, KPTI-FM (formerly KXJO-FM) serving

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On November 10, 2000, the Company completed the purchase of all the outstanding capital stock of RCI and the purchase of radio station KTCY-FM for total consideration of $167.8 million, consisting of $42.6 million of Class A common stock and $125.2 million in cash, including closing costs of $2.8 million. As of September 24, 2000, the Company had made advances of $121.7 million in cash towards the purchase price. The consideration paid for these acquisitions was determined through arm’s-length negotiations among the Company, RCI, the shareholders of RCI and New World. The Company financed these acquisitions with previously unissued shares of Class A common stock, cash on hand and borrowings under a then effective senior credit facility. Substantially all of the purchase price for these acquisitions was allocated to FCC licenses and goodwill (included in intangible assets), with $10.1 million allocated to deferred tax liability in the accompanying consolidated balance sheets.

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

      The Company programmed KXEB-AM under a time brokerage agreement with New World and 910 Broadcasting Corp. from May 8, 2000 to July 31, 2001. On July 3, 2001, New World and 910 Broadcasting sent a notice to the Company in which they purported to terminate the KXEB-AM Stock Purchase Agreement. On August 1, 2001, the Company filed a complaint in the United States District Court for the Southern District of New York against New World and 910 Broadcasting for breach of the stock purchase agreement and time brokerage agreement. On that same day, the Company also filed a motion for a preliminary injunction preventing New World and 910 Broadcasting from selling KXEB-AM pending the resolution of the action. On August 27, 2001, New World and 910 Broadcasting filed their answer and counterclaim, asserting claims for breach of contract, conversion and tortuous interference with pre-contractual relations, seeking damages in excess of approximately $10.0 million. On May 14, 2002, the parties signed a Stipulation and Order of Settlement, which was entered by the Court on June 10, 2002, dismissing with prejudice all claims and counterclaims in the action. Pursuant to this Stipulation and Order of Settlement, on June 10, 2002, the Court awarded New World and 910 Broadcasting approximately $0.7 million, which was recorded in other expense, net in the consolidated statement of operations for the fiscal year ended December 29, 2002.

      On December 31, 2002, we entered into an asset purchase agreement with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. On December 31, 2002, we also entered into a time brokerage agreement with Big City Radio-Chi, LLC pursuant to which we broadcast our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM from January 6, 2003 to April 4, 2003. On April 4, 2003, we completed the purchase of these stations which was financed from cash on hand.

      On October 30, 2003, the Company completed the acquisition of the assets of radio station KXOL-FM (formerly KFSG-FM), serving the Los Angeles, California market, from the International Church of the FourSquare Gospel (ICFG) for a total cost of $264.0 million comprised of a cash purchase price of

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$250.0 million, closing costs and commissions of $5.1 million, plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. This warrant is exercisable for a period of thirty-six months from the date of issuance after which it will expire if not exercised. To date, this warrant has not been exercised. The Company assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. On November 2, 2000, pursuant to the asset purchase agreement between the Company and ICFG for the acquisition of the assets of KXOL-FM, the Company made a non-refundable deposit of $5.0 million which was credited towards the $250.0 million cash purchase price at closing. Pursuant to amendments to the asset purchase agreement, prior to the closing, the Company made additional non-refundable deposits toward the cash purchase price in the aggregate amount of $55.0 million which were also credited towards the $250.0 million cash purchase price at closing. Cash on hand was used to make all the non-refundable deposits toward the cash purchase price. The remaining $190.0 million of the cash purchase price was funded from (1) the proceeds of our private offering of $75.0 million of 10 3/4% Series A cumulative exchangeable redeemable preferred stock which closed on October 30, 2003 and (2) borrowings under a senior secured credit facility, consisting of a $125.0 million term loan facility which the Company entered into on October 30, 2003 (see notes 8 and 9).

      In addition to the FCC license of KXOL-FM, the assets acquired by the Company from ICFG include certain radio transmission equipment and a fifty-year lease at a rent of $1.00 per year for the KXOL-FM tower site, all of which were used by ICFG for radio broadcasting and which the Company also intends to use for radio broadcasting. The consideration for the acquisition of the assets of KXOL-FM was determined through arm’s-length negotiations between the Company and ICFG. The Company determined the present value of the lease to be approximately $1.2 million which was allocated to the purchase price and is being amortized over 40-years. The Company allocated the total cost of the purchase price of KXOL-FM as follows: $262.7 million for FCC licenses, $0.1 million for equipment, and $1.2 million for other intangible assets.

      From April 30, 2001 until the closing of the acquisition, the Company broadcast its programming over KXOL-FM pursuant to a time brokerage agreement with ICFG. ICFG broadcast its programming over our radio stations KZAB-FM and KZBA-FM pursuant to a time brokerage agreement with the Company from April 30, 2001 until February 28, 2003. Pursuant to the amended asset purchase agreement and amended time brokerage agreements, the Company was required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, the Company granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. The Company assigned these warrants an aggregate fair market value of approximately $2.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised.

      The Company’s consolidated results of operations include the results of KXOL-FM, KZAB-FM, KZBA-FM, KPTI-FM (formerly KXJO-FM), KSAH-AM and KTCY-FM from the respective dates of acquisition or time brokerage agreement. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company’s consolidated results of operations include KXEB-AM which was under a time brokerage asset through July 2001.

(4) Discontinued Operations

      On June 4, 2002, the Company and one of its subsidiaries, KTCY Licensing, Inc., entered into an asset purchase agreement (the Entravision Agreement) with Entravision-Texas Limited Partnership, a Texas limited partnership (Entravision) for the sale of certain assets and the FCC license of KTCY-FM serving Dallas, Texas for a purchase price of $35.0 million. Additionally, KTCY Licensing, Inc. entered into a time brokerage agreement with Entravision Communications Corporation, a Delaware corporation (Entravision Communications), whereby Entravision Communications was permitted to broadcast its programming over radio station KTCY-FM until the closing of the asset sale. The FCC granted approval for the transfer of the FCC license of KTCY-FM and on August 23, 2002, the Company sold KTCY-FM’s assets held for sale consisting of $31.4 million of intangible assets and $1.3 million of property and equipment. The Company recognized a gain of approximately $1.8 million, net of closing costs and taxes.

      On September 18, 2003, the Company entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. In connection with this agreement, Border Media Partners, LLC made a $1.2 million deposit on the purchase price which was held in escrow. On January 30, 2004, the Company completed the sale of the assets of radio stations KLEY-FM and KSAH-AM serving the San Antonio, Texas market, consisting of $11.2 million of intangible assets, net, and $0.6 million of property and equipment.

      On October 2, 2003, the Company entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (Three Point Media) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. Three Point Media did not close under the asset purchase agreement, and, on February 3, 2004, the Company terminated the agreement. The Company is currently considering other offers to purchase the assets of radio station KPTI-FM. The Company intends to sell the assets of radio station KPTI-FM; however, there cannot be any assurance that the sale will be completed.

      The Company determined that the pending sales and/or sales of these stations met the criteria in accordance with SFAS No. 144 to classify their respective assets as held for sale and their respective operations as discontinued operations. The results of operations in the current year and prior year periods of these stations have been classified as discontinued operations in the consolidated statements of operations. On December 31, 2003, the Company had assets held for sale consisting of $25.0 million of intangible assets, net, and $0.9 million of property and equipment for the radio stations KLEY-FM and KSAH-AM serving the San Antonio, Texas market and KPTI-FM, serving the San Francisco, California market.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Intangible Assets

      Intangible assets consist of the following at December 29, 2002 and December 31, 2003 (in thousands):

			Estimated
	2002	2003	useful lives

FCC licenses	$389,248	673,338	Indefinite
Goodwill	30,744	30,744	Indefinite
Other intangible assets	—	1,174	40 years
Deposits on acquisitions of FCC license	56,377	—

	$476,369	705,256
Less accumulated amortization	—	(5)

	$476,369	705,251

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

(6) Property and Equipment, Net

      Property and equipment, net consists of the following at December 29, 2002 and December 31, 2003 (in thousands):

			Estimated
	2002	2003	useful lives

Land	$2,587	2,487	—
Building and building improvements	19,935	19,808	20 years
Tower and antenna systems	4,152	4,487	7-15 years
Studio and technical equipment	7,727	8,822	10 years
Furniture and fixtures	2,831	3,000	3-10 years
Transmitter equipment	4,295	5,977	7-10 years
Leasehold improvements	2,479	2,516	5-13 years
Computer equipment and software	3,436	3,854	5 years
Other	1,264	1,462	5 years

	48,706	52,413
Less accumulated depreciation and amortization	(25,088)	(27,855)

	$23,618	24,558

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses at December 29, 2002 and December 31, 2003 consist of the following (in thousands):

	2002	2003

Accounts payable — trade	$598	1,335
Accounts payable — barter	828	690
Accrued compensation and commissions	7,344	7,048
Accrued professional fees	1,551	3,592
Accrued music license fees	841	673
Accrued legal contingencies	1,290	3,026
Accrued taxes	778	842
Other accrued expenses	2,461	1,616

	$15,691	18,822

(8) Senior Subordinated Notes and Preferred Stock

(a) 9 5/8% Senior Subordinated Notes

      On November 2, 1999, concurrently with the Company’s initial public offering of Class A common stock, the Company sold $235.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 (the 1999 Notes), from which the Company received proceeds of $228.0 million after payment of underwriter commissions. In connection with this transaction, the Company capitalized financing costs of $8.5 million related to the 1999 Notes.

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

      In connection with the issuance and sale of the 2001 Notes in the Rule 144A debt offering, the Company entered into a registration rights agreement with the initial purchaser in the offering pursuant to which the Company agreed to file a registration statement to permit holders of the 2001 Notes to exchange such notes for notes newly registered under the Securities Act of 1933, as amended (the Securities Act). In addition, this exchange offer also allowed for the exchange of the full outstanding amount of the 1999 Notes. The exchange offer was consummated on December 5, 2001, with an aggregate amount of $335.0 million of 2001 Notes and 1999 Notes being exchanged and only a minimal amount of the 1999 Notes remaining outstanding.

      The Company’s ability to incur additional indebtedness is limited by the terms of the respective indentures under its senior subordinated notes. In addition, these indentures place restrictions on the Company with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and mergers, among other things.

(b) 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock

      On October 30, 2003, the Company partially financed the purchase of radio stations KXOL-FM with proceeds from the sale through a private placement of 75,000 shares of the Company’s 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (Series A Preferred Stock), par value $.01 per share, with a liquidation preference of $1,000 per share, without a specified maturity date. The offering was made

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act. The gross proceeds from the issuance of the Series A Preferred Stock amounted to $75.0 million. In connection with this transaction, the Company charged issuance costs of $3.6 million related to the Series A Preferred Stock to additional paid-in capital.

      The Company has the option on or after October 15, 2008, to redeem all or some of the Series A Preferred Stock for cash at varying redemption prices (expressed as a percentage of liquidation preference) depending on year of the optional redemption, plus accumulated and unpaid dividends to the redemption date. In addition, before October 16, 2006 at the Company’s option but subject to certain conditions, the Company may redeem up to 40% of the aggregate liquidation preference of the Series A Preferred Stock, whether initially issued or issued in lieu of cash dividends or interest, with the proceeds of certain equity offerings. On October 15, 2013, each holder of Series A Preferred Stock will have the right to require the Company to redeem all or a portion of such holder’s Series A Preferred Stock at a purchase price of 100% of the liquidation preference thereof plus accumulated and unpaid dividends. As of December 31, 2003, the Company has increased the carrying amount of the Series A Preferred Stock by approximately $1.4 million for accrued dividends, which was calculated using the interest method.

      On February 18, 2004, the Company commenced an offer to exchange registered shares of our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share (Series B Preferred Stock”) for any and all shares of our outstanding Series A Preferred Stock. The exchange offer will expire at 5:00 p.m., eastern standard time, on March 26, 2004, unless the Company extends the offer. The Company’s registration statement on Form S-4, which registered the Series B Preferred Stock and the 10 3/4% subordinated exchange notes due 2013 that may be issued by us in exchange for the Series B Preferred Stock under certain circumstances, was declared effective by the Securities and Exchange Commission on February 13, 2004.

(9) Senior Credit Facilities

      On July 6, 2000, the Company entered into a $150.0 million senior secured credit facility (the Senior Facility). The Senior Facility included a six-year $25.0 million revolving credit line and $125.0 million of term loans. In connection with this transaction, the Company capitalized financing costs of $3.6 million related to the Senior Facility.

      On June 8, 2001, the Company repaid $66.2 million of the outstanding indebtedness and accrued interest under the Senior Facility, which the Company then terminated. The Company realized a loss on the early extinguishment of debt of approximately $3.1 million. This loss relates to the write-off of the related unamortized deferred financing costs, and is included in other (expense) income in the accompanying consolidated statements of operations as part of (loss) income from continuing operations (see note 18).

      On October 30, 2003, the Company entered into a $135.0 million senior secured credit facility (the Senior Credit Facility). The Senior Credit Facility included a five-year $10.0 million revolving credit line and $125.0 million of term loans. The Company partially financed the purchase of radio stations KXOL-FM with the gross proceeds of the $125.0 million term loan. The $10.0 million revolving credit facility was undrawn at December 31, 2003. In connection with this transaction, the Company capitalized financing costs of $4.1 million related to the Senior Credit Facility.

      The Senior Credit Facility contains a number of financial covenants which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to indebtedness, capital expenditures, transactions with affiliates and consolidation and mergers, among other things.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Senior credit facilities consists of the following at December 31, 2003 (in thousands):

2003

Revolving credit facility of $10.0 million, due 2008	—
Term loan payable due in quarterly principal repayment of .25% of the original outstanding amount of $125.0 million including variable interest based on LIBOR plus 325 basis points, with outstanding balance due in 2009	125,000

125,000
Less current portion	(1,250)

123,750

      The scheduled maturities of the senior credit facilities is as follows at December 31, 2003 (in thousands):

Fiscal year ending December 31,:
2004	$1,250
2005	1,250
2006	1,250
2007	1,250
2008	1,250
Thereafter	118,750

$125,000

      Per our credit agreement governing our Senior Credit Facility, a portion ($25.0 million) of the proceeds received from the sale of KPTI-FM (see note 4), when and if completed, must be offered to the noteholders to pay down the Senior Credit Facility term loan.

(10)	Other Long-Term Debt

      Other long-term debt consists of the following at December 29, 2002 and December 31, 2003 (in thousands):

	2002	2003

Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at 6.25%, commencing June 1992. See notes 11 and 13	$765	703
Note payable due in monthly installments of $39,196, including interest at 9.75%, commencing August 2000, with balance due on June 2005	3,391	3,245

	4,156	3,948
Less current portion	(208)	(227)

	$3,948	3,721

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The scheduled maturities of other long-term debt are as follows at December 31, 2003 (in thousands):

Fiscal year ending December 31,:
2004	$227
2005	3,154
2006	75
2007	79
2008	85
Thereafter	328

$3,948

(11)	Related-Party Transactions

      In December 1, 2000, the Company entered into a lease for its corporate headquarters with a Florida limited partnership for which the general partner is a company wholly owned by the Company’s Chief Executive Officer (CEO) and Chairman of the board of directors (Chairman). The Company is leasing the office space under a 10-year operating lease with rental payments of approximately $0.6 million per year, with the right to renew for two consecutive five-year terms.

      The Company leased an apartment from its CEO and Chairman for annual rentals totaling $0.1 million. In September 2002, the Company terminated its apartment lease. In addition, the Company occupies a building under a capital lease agreement with certain stockholders. See note 13(a). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

      During fiscal year December 29, 2002, the Company paid approximately $0.1 million of its share of expenses to a company, which is owned by the former Chairman for a special event that was co-sponsored by the Company.

      During fiscal years September 30, 2001, December 29, 2002, and December 31, 2003, one of the Company’s board of director members was a partner in a law firm that provides services to the Company, for which the Company paid approximately $4.2 million, $4.2 million, and $4.2 million, respectively, for legal services performed. Additionally, during the three-month transitional period ended December 30, 2001, the Company paid approximately $1.3 million for legal services. The Company had outstanding payables to the law firm for approximately $0.3 million and $2.3 million, respectively, as of December 29, 2002 and December 31, 2003.

(12)	Stockholders’ Equity

(a) Common Stock

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Warrants

      In connection with the purchase of KXOL-FM, as discussed in note 3, the Company has issued warrants to purchase an aggregate of 2,700,000 shares of the Company’s Class A common shares. The following table summarizes information about these warrants:

	Number of Class A
	common shares	Per share	Warrant Expiration
Warrant Date of issue	underlying warrants	Exercise price	date

February 8, 2002	2,000,000	$10.50	February 7, 2005
March 31, 2003	100,000	$6.14	March 31, 2006
April 30, 2003	100,000	$7.67	April 30, 2006
May 31, 2003	100,000	$7.55	May 31, 2006
June 30, 2003	100,000	$8.08	June 30, 2006
July 31, 2003	100,000	$8.17	July 31, 2006
August 31, 2003	100,000	$7.74	August 31, 2006
September 30, 2003	100,000	$8.49	September 30, 2006

	2,700,000

(c)	Stock Option Plans

      In September 1999, the Company adopted an employee incentive stock option plan (the 1999 ISO Plan) and a nonemployee director stock option plan (the 1999 NQ Plan). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of the Company’s board of directors, and will have a contractual life of up to 10 years from date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant, and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of the Company, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively.

      Upon the closing of our initial public offering on November 2, 1999, the Company granted a stock option to purchase 250,000 shares of Class A common stock to a former director. These options vested immediately, and expire 10 years from the date of grant.

      A summary of the status of the Company’s stock option, as of September 30, 2001, December 30, 2001, December 29, 2002, and December 31, 2003, and changes during the fiscal year ended September 30, 2001,

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three-month transitional period ended December 30, 2001, and the fiscal years ended December 29, 2002 and December 31, 2003, is presented below (in thousands, except per share data):

		Weighted
		average
	Shares	exercise price

Outstanding at September 24, 2000	1,554	$18.66
Granted	477	7.06
Exercised	—	—
Forfeited	(234)	19.48

Outstanding at September 30, 2001	1,797	$15.47
Granted	245	7.66
Exercised	—	—
Forfeited	(47)	16.49

Outstanding at December 30, 2001	1,995	$14.49
Granted	312	8.35
Exercised	(24)	6.36
Forfeited	(118)	$14.48

Outstanding at December 29, 2002	2,165	13.69
Granted	335	8.85
Exercised	(11)	6.55
Forfeited	(138)	13.49

Outstanding at December 31, 2003	2,351	$13.05

      The following table summarizes information about stock options outstanding and exercisable at December 29, 2002 (in thousands, except per share data):

		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 0 - 4.99	100	7.9	$4.81	60	$4.81
5 - 9.99	809	8.6	7.77	469	7.73
10 - 14.99	219	2.7	10.00	219	10.00
15 - 19.99	18	9.4	15.48	16	15.48
20 - 24.99	1,019	6.7	20.02	821	20.02

	2,165	7.1	$13.69	1,585	$14.38

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (in thousands, except per share data):

		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 0 - 4.99	100	6.9	$4.81	80	$4.81
5 - 9.99	1,062	8.1	8.15	702	8.01
10 - 14.99	219	1.7	10.00	219	10.00
15 - 19.99	18	8.3	15.48	17	15.48
20 - 24.99	952	5.8	20.02	894	20.02

	2,351	6.5	$13.05	1,912	$13.79

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

	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

Expected life	5 years	7 years	7 years	7 years
Dividends	None	None	None	None
Risk-free interest rate	3.94%	4.93%	3.36%	3.77%
Expected volatility	88%	87%	88%	80%

      Had compensation expense for the Company’s plans been determined consistent with FASB No. 123, the Company’s net loss applicable to common stockholders and net loss per common share would have been increased to pro forma amounts indicated below (in thousands, except per share data):

	Fiscal year	Three-month	Fiscal year	Fiscal year
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

Net loss applicable to common stockholders:
As reported	$(7,588)	(1,227)	(89,846)	(10,116)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,152)	(1,181)	(5,384)	(5,069)

Proforma net loss applicable to common stockholders	$(10,740)	(2,408)	(95,230)	(15,185)

Net loss per common share:
As reported	$(0.12)	(0.02)	(1.39)	(0.16)

Pro forma	$(0.17)	(0.04)	(1.47)	(0.23)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Commitments

(a) Leases

      The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at December 29, 2002 and December 31, 2003 is as follows (in thousands):

	2002	2003

Building under capital lease	$1,230	1,230
Less accumulated depreciation	(651)	(713)

	$579	517

      The Company leases office space and facilities and certain equipment under operating leases, one of which is with a related party (see note 11), that expire at various dates through 2035. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

      At December 31, 2003, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	lease	lease

Fiscal year ending December 31,:
2004	$149	2,576
2005	149	2,517
2006	149	2,017
2007	149	1,662
2008	149	1,566
Thereafter	509	9,687

Total minimum lease payments	$1,254	$20,025

Less executory costs	(345)

	909
Less interest at 6.25%	(206)

Present value of minimum lease payments	$703

      Total rent expense for the fiscal years ended September 30, 2001, December 29, 2002, and December 31, 2003 amounted to $2.4 million, $3.0 million, and $2.4 million, respectively. Total rent expense for the three-month transitional period ended December 30, 2001 amounted to $0.5 million.

      The Company has agreements to sublease its radio frequencies and portions of its tower sites. Such agreements provide for payments through 2006. The future minimum rental income to be received under these agreements as of December 31, 2003 is as follows (in thousands):

Fiscal year ending December 31,:
2004	$178
2005	222
2006	40

$440

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Employment Agreements

      At December 31, 2003, the Company is committed to employment contracts for certain executives, on-air talent, general managers, and others expiring through 2008. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December 31,:
2004	$9,722
2005	5,389
2006	1,480
2007	428
2008	392

$17,411

      Included in the future payments schedule above is a five-year employment agreement expiring in December 31, 2004, with the Company’s CEO. The agreement provides for an annual base salary of not less than $1.0 million, and a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any fiscal year, including acquired stations on a pro forma basis. Under the terms of the agreement, the board of directors in its sole discretion may increase the CEO’s annual base salary and cash bonus. The total cash bonus awarded to the CEO for fiscal years ended September 30, 2001, December 29, 2002, and December 31, 2003 was $0.8 million, $0.8 million, and $0.7 million, respectively, of which $0.4 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003.

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

      In connection with the sale of WXLX-AM in 1997, the Company assigned the lease of the transmitter for WXLX-AM in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX-AM has been sold, the Company retains potential exposure to possible environmental liabilities relating to the transmitter site (the Transmitter Property). On September 12, 2002, the landlords of the property, Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company (collectively, the Landlord), received a notice from the New Jersey Meadowlands Commission (the Meadowlands Commission) indicating that it was planning to redevelop the lands which include the Transmitter Property and offering compensation to the Landlord for the purchase of the

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transmitter Property. The Meadowlands Commission also initially indicated that it would not seek reimbursement from the Landlord for the costs of landfill closure or for the remediation of environmental conditions that resulted from the operation of the landfill. The Landlord assert that, in any condemnation proceedings, the Meadowlands Commission should be legally bound by its prior statements, foregoing landfill related claims. The Landlord did not accept the offer of the Meadowlands Commission. On December 4, 2002, the Meadowlands Commission filed a condemnation proceeding in the Superior Court of New Jersey, Bergen County, against the Landlord, and named the Company as an additional defendant. The condemnation proceeding, as well as the proposed redevelopment of the site, are still pending. The Meadowlands Commission did not claim reimbursement for landfill closure related costs. While it reserved its rights to assert independently (even subsequent to the conclusion of the condemnation proceedings), claims concerning the remediation of any contamination unrelated to the landfill operations, the Meadowlands Commission’s investigations thus far have disclosed no such contamination and, to date, no claims have been made against the landlords or us relating to the environmental condition of the Transmitter Property. The Company believes that it has meritorious defenses against any claim arising from this matter, however, it is impossible to assess the ultimate outcome of this matter at this time. No amounts have been accrued in the consolidated financial statements for any contingent liability relating to the Transmitter Property.

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

      The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1996. The Company is required to obtain licenses from the FCC to operate its stations. Licenses are normally granted for a term of eight years and are renewable. The Company has timely filed license renewal applications for all of its radio stations, however, certain licenses were not renewed prior to their expiration dates. Based on having filed timely renewal applications, the Company continues to operate the radio stations operating under these licenses and does not anticipate that they will not be renewed.

(15) Cumulative Effect of Accounting Change

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company has concluded that its intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.

      The Company adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-life intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AM/FM Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s FCC licenses were determined through the use of a third-party valuation. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e. going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions and types of signals, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a noncash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

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

      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. Amortization expense related to goodwill and identifiable intangible assets was $15.6 million and $4.0 million for the fiscal year ended September 30, 2001 and the three-month transitional period ended December 30, 2001, respectively. The following table presents adjusted financial results for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001, and the fiscal years ended December 29, 2002 and December 31, 2003, respectively, on a basis consistent with the new accounting principle.

	Fiscal year	Three-month	Fiscal year	Fiscal year
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

Reported net loss applicable to common stockholders	$(7,588)	(1,227)	(89,846)	(10,116)
Add back cumulative effect of accounting principle, net of tax(1)	—	—	45,288	—
Add back income tax valuation allowance(2)	—	—	55,358	—
Add back amortization of goodwill and intangible assets(3)	15,635	3,983	—	—
Income tax expense adjustment(3)	(11,369)	(5,702)	—	—

Adjusted net (loss) income	$(3,322)	(2,946)	10,800	(10,116)

Basic and diluted (loss) income per share:
Reported net loss per share	$(0.12)	(0.02)	(1.39)	(0.16)
Cumulative effect per share of a change in accounting principle, net of tax(1)	—	—	0.70	—
Income tax valuation allowance per share(2)	—	—	0.86	—
Amortization of goodwill and intangible assets per share(3)	0.24	0.06	—	—
Income tax adjustment per share(3)	(0.17)	(0.09)	—	—

Adjusted net (loss) income per share	$(0.05)	(0.05)	0.17	(0.16)

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a noncash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	As a result of adopting SFAS No. 142 on December 31, 2001, the Company incurred a noncash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.

(3)	The adjusted financial results for the fiscal year ended September 30, 2001 and for the three-month transitional period ended December 30, 2001 add back noncash goodwill and intangible assets amortization of $15.6 million and $4.0 million, respectively, and reflect adjusted income tax expense assuming that SFAS No. 142 was effective as of September 25, 2000.

      The Company performed an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of fiscal year 2003 and determined that there was no impairment of intangible assets and goodwill.

(16) Income Taxes

      The components of the provision for income tax expense (benefit) included in the consolidated statements of operations are as follows for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001 and the fiscal years ended December 29, 2002 and December 31, 2003 (in thousands):

	Fiscal year	Three-month	Fiscal year	Fiscal year
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

Current:
Federal	$150	—	—	—
State	971	282	250	287
Foreign	—	—	725	173

	1,121	282	975	460

Deferred:
Federal	(3,653)	(847)	45,648	9,499
State	(1,775)	(121)	6,471	1,321

	(5,428)	(968)	52,119	10,820

Total for continuing operations	(4,307)	(686)	53,094	11,280
Discontinued operations	(376)	(8)	4,418	769
Cumulative effect of accounting change	—	—	(30,192)	—

Total income tax expense (benefit)	$(4,683)	(694)	27,320	12,049

      For fiscal years ended September 30, 2001, December 29, 2002, and December 31, 2003, and for the three-month transitional period ended December 30, 2001, no net operating loss carryforwards were utilized.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at December 29, 2002 and December 31, 2003 are as follows (in thousands):

	December 29,	December 31,
	2002	2003

Deferred tax assets:
Net operating loss carryforwards	$50,366	59,741
Foreign net operating loss carryforwards	6,233	7,654
Allowance for doubtful accounts	3,406	1,915
Unearned revenue	331	276
AMT credit	1,015	1,015
Fixed assets	1,002	—
Stock-based programming expense	—	1,177
Other	1,254	2,096

	63,607	73,874
Less valuation allowance	67,126	77,051
Deferred tax liabilities:
Fixed asset	—	341
Amortization of FCC licenses	54,532	66,122
Less deferred tax liability included in assets held for sale	(517)	(1,286)

Net deferred tax liability	$57,534	68,354

      Total income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal year ended September 30, 2001, the three-month transitional period ended December 30, 2001 and the fiscal years ended December 29, 2002 and December 31, 2003, as a result of the following:

	Fiscal year	Three-month	Fiscal year	Fiscal year
	September 30,	December 30,	December 29,	December 31,
	2001	2001	2002	2003

Computed “expected” tax expense (benefit)	(35.0)%	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(4.8)%	(5.4)%	5.9%	10.6%
Foreign taxes	—	—	10.9%	6.3%
Change in valuation allowance	—	—	744.6%	339.4%
Nondeductible expenses	2.6%	5.4%	4.0%	23.4%
Other	(1.0)%	(1.0)%	0.9%	3.3%

	(38.2)%	(36.0)%	801.3%	418.0%

      The valuation allowance for deferred tax assets increased by $49.7 million and $9.9 million during the years ended December 29, 2002 and December 31, 2003, respectively. As a result of adopting SFAS No. 142 on December 31, 2001, amortization of intangible assets ceased for financial statement purposes. As a result, the Company could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets would occur within the Company’s net operating loss carry-forward period. Therefore, on the date of adoption, the Company recognized a noncash charge totaling $55.4 million to income tax expense to establish a valuation allowance for the full amount of its deferred tax assets due to uncertainties surrounding its ability to utilize some or all of its deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between book and tax accounting.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2003, the Company has domestic net operating loss carryforwards of approximately $149.3 million available to offset future taxable income expiring in 2007 through 2023.

      In addition, at December 31, 2003, the Company has foreign net operating loss carryforwards of approximately $19.1 million available to offset future taxable income expiring in December 2006 through 2010.

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

      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriter defendants, and 1,000 individuals alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving the Company, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. One of the claims against the individual defendants, specifically the Section 10b-5 claim, has been dismissed.

      In June of 2003, after lengthy negotiations, a settlement proposal was embodied in a memorandum of understanding among the investors in the plaintiff class, the issuer defendants and the issuer defendants’ insurance carriers. On July 23, 2003, the Company’s Board of Directors approved both the memorandum of understanding and an agreement between the issuer defendants and the insurers. An overwhelming majority of non-bankrupt issuer defendants have approved the settlement proposal. The principal components of the settlement include: 1) a release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; 2) the

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the underwriter defendants; and 3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs against the underwriter defendants. The payments will be charged to each issuer defendant’s insurance policy on a pro rata basis.

      On June 14, 2001, an action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Julio Rumbaut against the Company, alleging that he was entitled to compensation for work performed for the Company and a commission for the pending purchase of a radio station by the Company. Mr. Rumbaut subsequently amended his theory of damages and claimed approximately $8.0 million in damages, plus attorneys’ fees, and pre-judgment interest. On July 29, 2002, a final judgment was entered in favor of Mr. Rumbaut for a total of $1.5 million, but on August 29, 2002, the final judgment was amended to reflect an award of $1.2 million, consisting of compensation for executive services of $0.2 million and $1.0 million for the plaintiff’s contribution towards the pending purchase of a radio station. On October 11, 2002, the Company made a payment of $1.4 million into an escrow account for the final judgment and postjudgment interest, pending appeal. On October 23, 2002, the Court awarded Mr. Rumbaut prejudgment interest in the amount of $0.2 million. On January 10, 2003, the Court awarded Mr. Rumbaut $0.1 million in litigation costs and on January 21, 2003, awarded him $1.7 million for attorneys’ fees. On February 19, 2003, the Company made a payment of $2.0 million into an escrow account for the attorneys’ fees awarded and postjudgment interest. The Company appealed the judgment. In February 2004, the litigation was resolved pursuant to a confidential settlement agreement. The parties thereafter sought dismissal of the pending appeal and seek nothing further from the other in litigation. The Company adequately reserved for this matter previous to the settlement and the settlement had no material impact on the Company’s operating results or financial position.

      On June 12, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications (Clear Channel) and Hispanic Broadcasting Corporation (HBC), and filed an amended complaint on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected its ability to raise capital, depressed its share price, impugned its reputation, made station acquisitions more difficult and interfered with its business opportunities and contractual arrangements. In the amended complaint, the Company sought actual damages in excess of $500.0 million, which are to be trebled under anti-trust law.

      Both defendants moved to dismiss the amended complaint, and on January 31, 2003, the Court granted defendants’ motions for failure to adequately allege antitrust injury and dismissed the federal court claims with prejudice and dismissed the state court claims for lack of federal court jurisdiction in light of the dismissal of the federal court claims. The Company has filed a motion for reconsideration of that opinion and asked for leave to file a proposed second amended complaint, which contains additional economic analysis and factual detail based upon the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which seeks damages in an amount to be determined at trial. On August 6, 2003, the District Court denied the Company’s motion for reconsideration. On September 5, 2003, the Company filed an appeal to the 11th Circuit Court of Appeals of the District Court’s decisions dated January 31, 2003 and August 6, 2003. The briefing on that appeal was completed in December 2003, oral argument occurred in Miami, on February 26, 2004 and the decision on the matter was reserved.

      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Jose Antonio Hurtado against the Company, alleging that he was entitled to a commission related to an acquisition made by the Company. The case was tried to a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest. Mr. Hurtado also filed for an application for attorneys’ fees, which the Company opposes on grounds that there is no contractual or statutory basis for

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such an award. The Company has filed a motion for judgment not withstanding the verdict, which was heard on February 6, 2004. The Company’s motion for judgment notwithstanding the verdict and the Court’s consideration of granting a new trial have been taken under advisement by the Court. The Company has accrued for the $1.8 million award, plus interest, at December 31, 2003 and recorded the amount in other expense (income), net, in the consolidated statement of operations during the fiscal year ended December 31, 2003.

(18) New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on December 30, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 amends FASB No. 13, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or describes their applicability under changed conditions. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 required that the Company’s extraordinary loss recognized on the extinguishments of debt in 2001 be reclassified to income or loss from continuing operations in its consolidated financial statements for the fiscal year-ended December 31, 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. Among other items, SFAS No. 148 allows companies adopting SFAS No. 123 to utilize one of three alternative transition methods, one of which was a “prospective method”, as defined, that was only available if adopted during 2003. To date, the Company has not adopted SFAS No. 123 utilizing any of the transition methods of SFAS No. 148. The FASB currently is working on a project to develop a new standard for accounting for stock-based compensation. Tentative decisions by the FASB indicate that expensing of stock options will be required beginning January 1, 2005. The FASB expects to issue an exposure draft, which will be subject to public comment, in first quarter 2004 and issue its final standard in the second half of 2004.

      In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN 46R). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and will apply the remainder of FIN 46R to its first quarter 2004 financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

(19) Quarterly Results of Operations (UNAUDITED)

      As disclosed in note 4, the quarterly dates in the tables below have been reclassified to reflect discontinued operations.

      The following is a summary of the quarterly results of operations for the fiscal year ended December 29, 2002 (in thousands, except per share data):

	First quarter	Second quarter	Third quarter	Fourth quarter
	March 31,	June 30,	September 29,	December 29,
	2002	2002	2002	2002

Net revenue from continuing operations	$27,859	38,222	35,124	34,483
(Loss) income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(55,257)	12,817	(1,923)	(2,105)
Discontinued operations, net of tax	70	6	1,830	4
Cumulative effect of a change in accounting principle	(45,288)	—	—	—

Net (loss) income	$(100,475)	12,823	(93)	(2,101)

Basic and diluted (loss) earnings per common share before discontinued operations and cumulative effect of a change in accounting principle	$(0.86)	0.20	(0.03)	(0.03)
Discontinued operations per share	—	—	0.03	—
Cumulative effect of a change in accounting principle per share	(0.70)	—	—	—

Basic and diluted (loss) earnings per common share	$(1.56)	0.20	—	(0.03)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2003 (in thousands, except per share data):

	First quarter	Second quarter	Third quarter	Fourth quarter
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net revenue from continuing operations	$27,923	36,535	35,700	35,108
(Loss) income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(897)	1,000	(2,174)	(6,511)
Discontinued operations, net of tax	96	(211)	(225)	172

Net (loss) income	$(801)	789	(2,399)	(6,339)

Dividends on preferred stock	—	—	—	(1,366)

Net loss applicable to common stockholders	$(801)	789	(2,399)	(7,705)

Basic and diluted (loss) earnings per common share before discontinued operations and cumulative effect of a change in accounting principle	$(0.01)	0.01	(0.04)	(0.12)
Discontinued operations per share	—	—	—	—

Basic and diluted (loss) earnings per common share	$(0.01)	0.01	(0.04)	(0.12)

(20) Financial Information for Guarantors and Non-Guarantors

      Certain of the Company’s subsidiaries (hereinafter referred to in this paragraph collectively as Subsidiary Guarantors) have guaranteed the Company’s senior notes referred to in note 8 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent is a holding company with no independent assets or operations other than its investments in its subsidiaries. In December 1999, the Company transferred the FCC licenses of WRMA-FM, WXDJ-FM, WLEY-FM, WSKQ-FM, KLEY-FM, WPAT-FM, WCMA-FM, WZET-FM (formerly WSMA-FM), WMEG-FM, WCMQ-FM, and KLAX-FM, to special purpose subsidiaries that were formed solely for the purpose of holding each respective FCC license. In addition, all FCC licenses acquired subsequent to December 1999 are held by special purpose subsidiaries. These subsidiaries are

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonguarantors of the senior subordinated notes. Condensed consolidating financial information for the Company and its guarantor and nonguarantor subsidiaries is as follows (in thousands):

	As of December 29, 2002

Condensed Consolidating		Guarantors	Nonguarantor
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$47,447	21,806	2,177	—	71,430
Net receivables	—	23,837	1,679	—	25,516
Other current assets	1,083	792	377	—	2,252
Assets held for sale	—	2,826	23,796	—	26,622

Total current assets	48,530	49,261	28,029	—	125,820
Property and equipment, net	1,540	14,601	7,477	—	23,618
Intangible assets, net	56,377	9,812	410,180	—	476,369
Deferred financing costs, net	8,759	—	—	—	8,759
Investment in subsidiaries and intercompany	496,859	210,172	(399,448)	(307,583)	—
Other assets	50	150	1	—	201

	$612,115	283,996	46,239	(307,583)	634,767

Current portion of long-term debt	—	62	146	—	208
Accounts payable and accrued expenses	3,099	9,234	3,358	—	15,691
Accrued interest	5,226	—	—	—	5,226
Deferred commitment fee	581	—	—	—	581

Total current liabilities	8,906	9,296	3,504	—	21,706
Long-term debt	324,153	704	3,245	—	328,102
Deferred income taxes	51,631	(6,774)	12,677	—	57,534

Total liabilities	384,690	3,226	19,426	—	407,342

Common stock	6	—	1	(1)	6
Additional paid-in capital	444,594	—	94,691	(94,691)	444,594
Accumulated deficit	(217,175)	280,770	(67,879)	(212,891)	(217,175)

Stockholders’ equity	227,425	280,770	26,813	(307,583)	227,425

	$612,115	283,996	46,239	(307,583)	634,767

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2003

			Non
Condensed Consolidating		Guarantors	Guarantors
Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$24,503	18,340	2,766	—	45,609
Net receivables	—	23,917	1,650	—	25,567
Other current assets	2,379	760	343	—	3,482
Assets held for sale	—	2,879	23,027	—	25,906

Total current assets	26,882	45,896	27,786	—	100,564
Property and equipment, net	1,453	15,987	7,118	—	24,558
Intangible assets, net	—	9,019	696,232	—	705,251
Deferred financing costs, net	11,461	—	—	—	11,461
Investment in subsidiaries and intercompany	780,105	267,978	(688,878)	(359,205)	—
Other assets	300	147	1	—	448

	$820,201	339,027	42,259	(359,205)	842,282

Current portion of long-term debt	$1,250	66	161	—	1,477
Accounts payable and accrued expenses	6,371	7,769	4,682	—	18,822
Accrued interest	6,370	—	—	—	6,370
Deposit on the sale of station	1,500	—	—	—	1,500

Current liabilities	15,491	7,835	4,843	—	28,169
Long-term debt	448,996	637	3,084	—	452,717
Deferred income taxes	62,672	(6,995)	12,677	—	68,354

Total liabilities	527,159	1,477	20,604	—	549,240

Preferred stock	76,366	—	—	—	76,366
Common stock	6	—	1	(1)	6
Additional paid-in capital	443,961	—	94,691	(94,691)	443,961
Accumulated deficit	(227,291)	337,550	(73,037)	(264,513)	(227,291)

Stockholders’ equity	216,676	337,550	21,655	(359,205)	216,676

	$820,201	339,027	42,259	(359,205)	842,282

	For the fiscal year ended September 30, 2001

			Non
Condensed Consolidating		Guarantor	Guarantor
Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	112,671	12,796	—	125,467
Station operating expenses	—	64,724	11,553	—	76,277
Corporate expenses	9,785	730	480	(480)	10,515
Depreciation and amortization	309	199	16,242	—	16,750

Operating income from
continuing operations	(10,094)	47,018	(15,479)	480	21,925
Interest expense, net	(25,146)	—	(5,497)	—	(30,643)
Other income (expense), net	5	(10,977)	11,949	(480)	497
Loss on extinguishment of debt	(3,063)	—	—	—	(3,063)
Equity in net income of subsidiaries	(27,076)	—	—	27,076	—
Income tax benefit	(3,634)	(169)	(504)	—	(4,307)
Discontinued operations, net of tax	—	(611)	—	—	(611)

Net (loss) income	$(7,588)	35,599	(8,523)	(27,076)	(7,588)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the three-month transitional period ended
	December 30, 2001

			Non
Condensed consolidating		Guarantors	guarantor
statement of operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	28,777	2,992	—	31,769
Station operating expenses	—	17,791	1,656	—	19,447
Corporate expenses	2,387	—	120	(480)	2,027
Depreciation and amortization	71	11	4,193	—	4,275

Operating income from continuing operations	(2,458)	10,975	(2,977)	480	6,020
Interest expense, net	(6,835)	—	(1,377)	—	(8,212)
Other income (expense), net	—	(2,297)	3,067	(480)	290
Equity in net income of subsidiaries	(7,240)	—	—	7,240	—
Income tax expense (benefit)	(826)	83	57	—	(686)
Discontinued operations, net of tax	—	(11)	—	—	(11)

Net (loss) income	$(1,227)	8,584	(1,344)	(7,240)	(1,227)

	For the fiscal year ended December 29, 2002

			Non
Condensed consolidating		Guarantors	guarantor
statement of operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	124,241	11,447	—	135,688
Station operating expenses	—	68,838	8,941	—	77,779
Corporate expenses	13,537	9	480	(480)	13,546
Depreciation and amortization	340	1,841	690	—	2,871

Operating income from continuing operations	(13,877)	53,553	1,336	480	41,492
Interest expense, net	(28,773)	—	(5,373)	—	(34,146)
Other income (expense), net	(1,636)	1,394	2	(480)	(720)
Equity in net income of subsidiaries	(6,648)	—	—	6,648	—
Income tax expense	52,208	250	636	—	53,094
Discontinued operations, net of tax	—	1,910	—	—	1,910
Cumulative effect of a change in accounting principle, net of tax	—	—	(45,288)	—	(45,288)

Net (loss) income	$(89,846)	56,607	(49,959)	(6,648)	(89,846)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the fiscal year ended December 31, 2003

			Non
Condensed consolidating		Guarantors	guarantors
statement of operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	124,130	11,136	—	135,266
Station operating expenses	—	68,261	8,056	—	76,317
Corporate expenses	17,853	—	480	(480)	17,853
Depreciation and amortization	389	2,053	459	—	2,901

Operating income from continuing operations	(18,242)	53,816	2,141	480	38,195
Interest expense, net	(31,284)	—	(5,338)	—	(36,622)
Other income (expense), net	—	3,388	(1,783)	(480)	1,125
Equity in net income of subsidiaries	(51,622)	—	—	51,622	—
Income tax expense	10,846	256	178	—	11,280
Discontinued operations, net of tax	—	(168)	—	—	(168)

Net (loss) income	$(8,750)	56,780	(5,158)	(51,622)	(8,750)

Dividends on preferred stock	(1,366)	—	—	—	(1,366)

Net (loss) income applicable to common stockholders	(10,116)	56,780	(5,158)	(51,622)	(10,116)

	For the fiscal year ended September 30, 2001

			Non
Condensed Consolidating		Guarantors	Guarantors
Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(33,580)	48,381	2,222	—	17,023

Cash flows from investing activities	$14,940	(4,666)	(1,629)	(43,826)	(35,181)

Cash flows from financing activities	$18,670	(43,882)	(115)	43,826	18,499

	For the three-month traditional period ended December 30, 2001

			Non
Condensed Consolidating		Guarantors	Guarantors
Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(18,823)	9,876	1,570	—	(7,377)

Cash flows from investing activities	$6,019	(909)	79	(6,026)	(837)

Cash flows from financing activities	$—	(6,041)	(31)	6,026	(46)

	For the fiscal year ended December 29, 2002

			Non
Condensed Consolidating		Guarantors	Guarantors
Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(38,412)	49,435	(357)	—	10,666

Cash flows from investing activities	$65,347	(3,762)	(232)	(52,088)	9,265

Cash flows from financing activities	$50	(52,146)	(133)	52,088	(141)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the fiscal year ended December 31, 2003

			Non
Condensed Consolidating		Guarantors	Guarantors
Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(41,226)	53,617	835	—	13,226

Cash flows from investing activities	$(174,049)	(3,465)	(100)	(53,556)	(231,170)

Cash flows from financing activities	$192,331	(53,618)	(146)	53,556	192,123

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE — VALUATION AND QUALIFYING ACCOUNTS

Fiscal year ended September 30, 2001, three-month
transitional period ended December 30, 2001, and fiscal
years ended December 29, 2002 and December 31, 2003

(In thousands)

	Column B
	Balance				Column E
	beginning of	Charged to cost	Charged to	Column D	Balance at
Column A Description	year	and expense	other accounts	deductions(1)	end of year

Fiscal year ended September 30, 2001:
Allowance for doubtful accounts	$5,712	2,137	—	2,849	5,000
Valuation allowance on deferred taxes	17,396	—	—	—	17,396

Three-month transitional period December 30, 2001:
Allowance for doubtful accounts	$5,000	707	—	256	5,451
Valuation allowance on deferred taxes	17,396	—	—	—	17,396

Fiscal year ended December 29, 2002:
Allowance for doubtful accounts	$5,451	(123)	—	1,286	4,042
Valuation allowance on deferred taxes	17,396	49,730	—	—	67,126

Fiscal year ended December 31, 2003:
Allowance for doubtful accounts	$4,042	335	—	1,479	2,898
Valuation allowance on deferred taxes	67,126	9,925	—	—	77,051

(1)	Cash write-offs, net of recoveries.

See accompanying independent auditors’ report.

(a) Exhibits:

3.1	—	Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4, the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
10.1	—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10.2	—	National Radio Sales Representation Agreement dated as of February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current Report).

10.3	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10.4	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10.5	—	Employment Agreement dated April 1, 1999, by and between the Company and Jesus Salas (incorporated by reference to the Company’s 1999 Registration Statement).
10.6	—	Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the 1996 Current Report).
10.7	—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.8	—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.9	—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.10	—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.11	—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.12	—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.13	—	Agreement of Lease dated as of March 1, 1996. No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10.14	—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).
10.15	—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).
10.16	—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).
10.17	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10.18	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10.19	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.20	—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10.21	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

10.22	—	Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 of the Company’s Amended Quarterly Report).
10.23	—	Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio, Inc., a Delaware corporation and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, dated August 9, 2000 (the “Company’s 2000 Quarterly Report”)).
10.24	—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”).
10.25	—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).
10.26	—	Employment Agreement dated December 7, 2000, between Joseph García and the Company (incorporated by reference to Exhibit 10.46 of the Company’s 2000 Form 10-K).
10.27	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).
10.28	—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).
10.29	—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.30	—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.31	—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.32	—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).
10.33	—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).
10.34	—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).
10.35	—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).
10.36	—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).
10.37	—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

10.38	—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).
10.39	—	Indemnification Agreement with Castor Fernandez dated as of August 9, 2001 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.40	—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.41	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.42	—	Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Castor Fernandez (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.43	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.44	—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.45	—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.46	—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.47	—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.48	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.49	—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision — Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.50	—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.51	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.52	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.53	—	Stock Option Agreement dated as of August 30, 2002 between the Company and William B. Tanner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.54	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).

10.55	—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).
10.56	—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.57	—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).
10.58	—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the “5/15/03 Quarterly Report”)).
10.59	—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.60	—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the “8/13/03 Quarterly Report”)).
10.61	—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.62	—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.63	—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.64	—	Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 9, 2003).
10.65	—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.66	—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.67	—	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 11/14/03 Quarterly Report).
10.68	—	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.4 of the Company’s 11/14/03 Quarterly Report).
10.69	—	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).
10.70	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.6 of the Company’s 11/14/03 Quarterly Report).
10.71	—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).

10.72	—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10.73	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10.74	—	Nonqualified Stock Option Agreement dated July 11, 2003 between the Company and Jack Langer.
10.75	—	Nonqualified Stock Option Agreement dated July 11, 2003 between the Company and Dan Mason.
10.76	—	Incentive Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner Jr.
10.77	—	Nonqualified Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner Jr.
10.78	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr.
10.79	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic.
10.80	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic.
10.81	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic.
14.1	—	Code of Business Conduct and Ethics.
21.1	—	List of Subsidiaries of the Company.
24.1	—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      We did not file any current reports on Form 8-K during the last quarter of fiscal year 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.

Spanish Broadcasting System, Inc.

By:	/s/ RAÚL ALARCÓN, JR.

Name: Raúl Alarcón, Jr.

Title:	Chairman of the Board of Directors, Chief Executive Officer and President

      Each person whose signature appears below hereby constitutes and appoints Raúl Alarcón, Jr. and Joseph A. García, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact or any of their substitutes may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2004.

Signature

/s/ RAÚL ALARCÓN, JR. Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)

/s/ JOSEPH A. GARCíA Joseph A. García	Executive Vice President, Chief Financial Officer, and Secretary (principal financial and accounting officer)

/s/ PABLO RAÚL ALARCÓN, SR. Pablo Raúl Alarcón, Sr.	Director

/s/ CARL PARMER Carl Parmer	Director

/s/ JACK LANGER Jack Langer	Director

Signature

/s/ DAN MASON Dan Mason	Director

/s/ JASON L. SHRINSKY Jason L. Shrinsky	Director

EXHIBIT INDEX

(a) Exhibits:

3.1	—	Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4, the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
10.1	—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).

10.2	—	National Radio Sales Representation Agreement dated as of February 3, 1997 between Caballero Spanish Media, L.L.C. and the Company (incorporated by reference to the 1996 Current Report).
10.3	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10.4	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10.5	—	Employment Agreement dated April 1, 1999, by and between the Company and Jesus Salas (incorporated by reference to the Company’s 1999 Registration Statement).
10.6	—	Letter Agreement dated January 13, 1997 between the Company and Caballero Spanish Media, LLC (incorporated by reference to the 1996 Current Report).
10.7	—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.8	—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.9	—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.10	—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.11	—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.12	—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.13	—	Agreement of Lease dated as of March 1, 1996. No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10.14	—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).
10.15	—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).
10.16	—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).
10.17	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10.18	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10.19	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.20	—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).

10.21	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.22	—	Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 of the Company’s Amended Quarterly Report).
10.23	—	Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio, Inc., a Delaware corporation and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, dated August 9, 2000 (the “Company’s 2000 Quarterly Report”)).
10.24	—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”).
10.25	—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).
10.26	—	Employment Agreement dated December 7, 2000, between Joseph García and the Company (incorporated by reference to Exhibit 10.46 of the Company’s 2000 Form 10-K).
10.27	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).
10.28	—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).
10.29	—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.30	—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.31	—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.32	—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).
10.33	—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).
10.34	—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).
10.35	—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).
10.36	—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).
10.37	—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

10.38	—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).
10.39	—	Indemnification Agreement with Castor Fernandez dated as of August 9, 2001 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.40	—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.41	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.42	—	Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Castor Fernandez (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.43	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.44	—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.45	—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.46	—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.47	—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.48	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.49	—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision — Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.50	—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.51	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.52	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.53	—	Stock Option Agreement dated as of August 30, 2002 between the Company and William B. Tanner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.54	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).

10.55	—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).
10.56	—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.57	—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).
10.58	—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the “5/15/03 Quarterly Report”)).
10.59	—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.60	—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the “8/13/03 Quarterly Report”)).
10.61	—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.62	—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.63	—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.64	—	Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 9, 2003).
10.65	—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.66	—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.67	—	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 11/14/03 Quarterly Report).
10.68	—	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.4 of the Company’s 11/14/03 Quarterly Report).
10.69	—	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).
10.70	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.6 of the Company’s 11/14/03 Quarterly Report).
10.71	—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).

10.72	—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10.73	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10.74	—	Nonqualified Stock Option Agreement dated July 11, 2003 between the Company and Jack Langer.
10.75	—	Nonqualified Stock Option Agreement dated July 11, 2003 between the Company and Dan Mason.
10.76	—	Incentive Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner Jr.
10.77	—	Nonqualified Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner Jr.
10.78	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr.
10.79	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic.
10.80	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic.
10.81	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic.
14.1	—	Code of Business Conduct and Ethics.
21.1	—	List of Subsidiaries of the Company.
24.1	—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      We did not file any current reports on Form 8-K during the last quarter of fiscal year 2003.