Form 10-Q
period 2004-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2004-05-10
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2004, 39,600,355 shares of Class A common stock, par value $.0001 per share, and 25,105,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2004	3
	Unaudited Condensed Consolidated Statements of Operations for the Three-Months Ended March 31, 2003 and 2004	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2003 and 2004	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	20

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	21
ITEM 5.	Other Information	22
ITEM 6.	Exhibits and Reports on Form 8-K	22
Stock Option Agreement - Garcia
Investment Stock Option Agreement - Garcia
Amendment to Asset Purchase Agreement
Time Brokerage Agreement
Sec 302 Chief Executive Officer Certification
Sec 302 Chief Financial Officer Certification
Sec 906 Chief Executive Officer Certification
Sec 906 Chief Financial Officer Certification

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,609	$74,187
Net receivables	25,567	21,364
Other current assets	3,482	3,188
Assets held for sale	25,906	13,993

Total current assets	100,564	112,732
Property and equipment, net	24,558	24,425
Intangible assets, net	705,251	705,244
Deferred financing costs, net	11,461	11,108
Other assets	448	1,025

	$842,282	$854,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of the senior credit facilities term loan due 2009	$1,250	$1,250
Current portion of other long-term debt	227	232
Accounts payable and accrued expenses	18,822	16,525
Accrued interest	6,370	13,485
Deposit on the sale of a station	1,500	1,500
Deferred commitment fee	—	281

Total current liabilities	28,169	33,273
Senior credit facilities term loan due 2009, less current portion	123,750	123,438
9 5/8% senior subordinated notes due 2009, net	325,246	325,540
Other long-term debt, less current portion	3,721	3,661
Deferred income taxes	68,354	64,332

Total liabilities	549,240	550,244

Cumulative exchangeable redeemable preferred stock:
10 3/4 Series B cumulative exchangeable redeemable preferred stock, $0.01 par value. Authorized 280,000 shares, 75,000 issued and outstanding at December 31, 2003 and 76,702 issued and outstanding at March 31, 2004	76,366	78,420

Stockholders’ equity:
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 37,087,355 shares issued and outstanding at December 31, 2003, 39,587,355 shares issued and outstanding at March 31, 2004	3	3
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 27,605,150 shares issued and outstanding at December 31, 2003, 25,105,150 shares issued and outstanding at March 31, 2004	3	3
Additional paid-in capital	443,961	443,531
Accumulated deficit	(227,291)	(217,667)

Total stockholders’ equity	216,676	225,870

	$842,282	$854,534

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31, 2003	March 31, 2004

	(In thousands, except per share data)
Gross revenue	$32,052	$33,520
Less agency commissions	4,129	4,288

Net revenue	27,923	29,232

Operating expenses:
Engineering	918	1,088
Programming	5,236	6,324
Stock-based programming	343	—
Selling	7,636	7,384
General and administrative	3,335	3,533
Corporate expenses	4,489	3,228
Depreciation and amortization	708	822

Total operating expenses	22,665	22,379

Operating income from continuing operations	5,258	6,853

Other (expense) income:
Interest expense, net	(8,629)	(10,238)
Other, net	26	175

Loss from continuing operations before income taxes and discontinued operations	(3,345)	(3,210)
Income tax (benefit) expense	(2,448)	(3,948)

(Loss) income from continuing operations before discontinued operations	(897)	738
Income on discontinued operations, net of tax	96	10,940

Net (loss) income	$(801)	$11,678

Dividends on preferred stock	—	(2,054)

Net (loss) income applicable to common stockholders	$(801)	$9,624

Basic and diluted loss per common share:
Net loss per common share before discontinued operations:
Basic and Diluted	$(0.01)	$(0.02)
Net income per common share for discontinued operations:
Basic and Diluted	$—	$0.17
Net (loss) income per common share:

Basic and Diluted	$(0.01)	$0.15

Weighted average common shares outstanding:
Basic	64,682	64,693

Diluted	64,682	65,359

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2004

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(801)	$11,678
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	(96)	(10,940)
Stock-based programming expense	343	—
Depreciation and amortization	707	822
Net barter (income) expense	(41)	46
Reduction of allowance for doubtful accounts	(138)	(232)
Amortization of debt discount	261	294
Amortization of deferred financing costs	321	493
Deferred income taxes	(2,576)	(4,012)
Amortization of deferred commitment fee	(176)	(19)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in receivables	4,579	3,861
Decrease in other current assets	143	267
Increase in other assets	(1,102)	(577)
Increase (decrease) in accounts payable and accrued expenses	456	(3,537)
Increase in accrued interest	8,150	7,115
Increase in deferred commitment fee	—	300

Net cash provided by continuing operations	10,030	5,559
Net cash provided by discontinued operations	53	908

Net cash provided by operating activities	10,083	6,467

Cash flows from investing activities:
Proceeds from a sale of radio stations, net of closing cost	—	23,730
Advances on purchase price of radio stations	(15,150)	—
Additions to property and equipment	(1,233)	(682)
Additions to property and equipment of discontinued operations	(2)	—

Net cash (used in) provided by investing activities	(16,385)	23,048

Cash flows from financing activities:
Increase in deferred offering costs	—	(430)
Increase in deferred financing costs	—	(140)
Repayment of senior credit facilities	—	(312)
Repayment of other long-term debt	(50)	(55)

Net cash used in financing activities	(50)	(937)

Net (decrease) increase in cash and cash equivalents	(6,352)	28,578
Cash and cash equivalents at beginning of period	71,430	45,609

Cash and cash equivalents at end of period	$65,078	$74,187

Supplemental cash flow information:
Interest paid	$142	$2,479

Income taxes paid	$187	$323

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 31, 2003 and March 31, 2004, and for the three-month periods ended March 31, 2003 and 2004 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2003 included in the Company’s fiscal year 2003 Annual Report on Form 10-K.

      Effective December 30, 2002, the Company changed its year-end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Pursuant to Securities and Exchange Commission Financial Reporting Release No. 35, such change was not deemed a change in fiscal year for financial reporting purposes and the Company was not required to file a separate transition report or to report separate financial information for the two-day period of December 30 and 31, 2002. Financial results for December 30 and 31, 2002 are included in the Company’s financial results for the three-month period ended March 31, 2003.

      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results for a full year.

2.	Financial Information for Parent, Guarantor and Non-Guarantor Subsidiaries

      Certain of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”) have guaranteed the Company’s 9 5/8% senior subordinated notes due 2009 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent (Spanish Broadcasting System, Inc., a Delaware corporation) is a holding company with no independent assets or operations other than its investments in its subsidiaries. All Federal Communications Commission (FCC) licenses are held by special purpose subsidiaries formed solely for the purpose of holding each respective FCC license and/or non-guarantor subsidiaries. All of the special purpose subsidiaries are non-guarantors of the 9 5/8% senior subordinated notes due 2009. Condensed consolidating unaudited financial information for the parent and its guarantor and non-guarantor subsidiaries is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

			Non
		Guarantors	Guarantors
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$24,503	18,340	2,766	—	45,609
Net receivables	—	23,917	1,650	—	25,567
Other current assets	2,379	760	343	—	3,482
Assets held for sale	—	2,879	23,027	—	25,906

Total current assets	26,882	45,896	27,786	—	100,564
Property and equipment, net	1,453	15,987	7,118	—	24,558
Intangible assets, net	—	9,019	696,232	—	705,251
Deferred financing costs, net	11,461	—	—	—	11,461
Investment in subsidiaries and intercompany	780,105	267,978	(688,878)	(359,205)	—
Other assets	300	147	1	—	448

	$820,201	339,027	42,259	(359,205)	842,282

Current portion of long-term debt	$1,250	66	161	—	1,477
Accounts payable and accrued expenses	6,371	7,769	4,682	—	18,822
Accrued interest	6,370	—	—	—	6,370
Deposit on the sale of station	1,500	—	—	—	1,500

Current liabilities	15,491	7,835	4,843	—	28,169
Long-term debt	448,996	637	3,084	—	452,717
Deferred income taxes	62,672	(6,995)	12,677	—	68,354

Total liabilities	527,159	1,477	20,604	—	549,240

Preferred stock	76,366	—	—	—	76,366
Common stock	6	—	1	(1)	6
Additional paid-in capital	443,961	—	94,691	(94,691)	443,961
(Accumulated deficit) retained earnings	(227,291)	337,550	(73,037)	(264,513)	(227,291)

Stockholders’ equity	216,676	337,550	21,655	(359,205)	216,676

	$820,201	339,027	42,259	(359,205)	842,282

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2004

			Non
		Guarantors	Guarantors
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$57,897	14,466	1,824	—	74,187
Net receivables	—	20,156	1,208	—	21,364
Other current assets	1,040	1,812	336	—	3,188
Assets held for sale	—	1,761	12,232	—	13,993

Total current assets	58,937	38,195	15,600	—	112,732
Property and equipment, net	1,385	16,007	7,033	—	24,425
Intangible assets, net	—	9,012	696,232	—	705,244
Deferred financing costs, net	11,108	—	—	—	11,108
Investment in subsidiaries and intercompany	760,630	298,587	(679,285)	(379,932)	—
Other assets	255	769	1	—	1,025

	$832,315	362,570	39,581	(379,932)	854,534

Current portion of long-term debt	$1,250	67	165	—	1,482
Accounts payable and accrued expenses	3,860	8,276	4,389	—	16,525
Accrued interest	13,480	5	—	—	13,485
Deposit on the sale of station	1,500	—	—	—	1,500
Deferred commitment fee	281	—	—	—	281

Total current liabilities	20,371	8,348	4,554	—	33,273
Long-term debt	448,978	620	3,041	—	452,639
Deferred income taxes	58,676	(6,005)	11,661	—	64,332

Total liabilities	528,025	2,963	19,256	—	550,244

Preferred Stock	78,420	—	—	—	78,420
Common stock	6	—	1	(1)	6
Additional paid-in capital	443,531	—	94,691	(94,691)	443,531
(Accumulated deficit) retained earnings	(217,667)	359,607	(74,367)	(285,240)	(217,667)

Stockholders’ equity	225,870	359,607	20,325	(379,932)	225,870

	$832,315	362,570	39,581	(379,932)	854,534

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2003

			Non
		Guarantors	Guarantors
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	25,490	2,433	—	27,923
Station operating expenses	—	15,493	1,975	—	17,468
Corporate expenses	4,489	—	120	(120)	4,489
Depreciation and amortization	92	491	125	—	708

Operating income from continuing operations	(4,581)	9,506	213	120	5,258
Interest (expense) income, net	(8,308)	1,019	(1,340)	—	(8,629)
Other income (expense), net	—	146	—	(120)	26
Equity in net earnings of subsidiaries	(9,511)		—	9,511	—
Income tax expense (benefit)	(2,577)	82	47	—	(2,448)
Discontinued operations, net of tax	—	96	—	—	96

Net (loss) income	$(801)	10,685	(1,174)	(9,511)	(801)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2004

			Non
		Guarantors	Guarantors
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	26,788	2,444	—	29,232
Station operating expenses	—	16,175	2,154	—	18,329
Corporate expenses	3,228	—	120	(120)	3,228
Depreciation and amortization	96	603	123	—	822

Operating income from continuing operations	(3,324)	10,010	47	120	6,853
Interest (expense) income, net	(9,914)	1,006	(1,330)	—	(10,238)
Other income (expense), net	177	121	(3)	(120)	175
Equity in net earnings of subsidiaries	(20,727)	—	—	20,727	—
Income tax expense (benefit)	(4,012)	20	44	—	(3,948)
Discontinued operations, net of tax	—	10,940	—	—	10,940

Net (loss) income	$11,678	22,057	(1,330)	(20,727)	11,678

Dividend on preferred stock	(2,054)	—	—	—	(2,054)
Net (loss) income applicable to common stockholders	$9,624	22,057	(1,330)	(20,727)	9,624

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2003

			Non
		Guarantors	Guarantors
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(4,537)	14,066	554	—	10,083

Cash flows from investing activities	$4,182	(1,174)	(5)	(19,388)	(16,385)

Cash flows from financing activities	$—	(19,399)	(39)	19,388	(50)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004

			Non
		Guarantors	Guarantors
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(5,898)	14,432	(2,067)	—	6,467

Cash flows from investing activities	$40,174	(1,818)	24,894	(40,202)	23,048

Cash flows from financing activities	$(882)	(16,172)	(24,085)	40,202	(937)

3.	New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Among other items, SFAS No. 148 allows companies adopting SFAS No. 123 to utilize one of three alternative transition methods, one of which was a “prospective method”, as defined, that was only available if adopted during 2003. To date, we have not adopted SFAS No. 123 utilizing any of the transition methods of SFAS No. 148. On March 31, 2004, the FASB issued an exposure draft on a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed statement may have on its consolidated financial position, cash flows and results of operations.

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

      In December 2003, FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on our consolidated financial statements.

4.	Sale of Stations and/or Discontinued Operations

      On September 18, 2003, the Company entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. On January 30, 2004, the Company completed the sale of the assets of these radio stations KLEY-FM and KSAH-AM consisting of $11.2 million of intangible assets, net, and $0.6 million of property and equipment. The Company recognized a gain of approximately $11.3 million, net of closing costs and taxes on the sale.

      On October 2, 2003, the Company entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (Three Point Media) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. On February 3, 2004, the Company terminated the agreement; however, on April 15, 2004, the Company reinstated the agreement and entered into an amendment to the asset purchase agreement and a time brokerage agreement. In connection with this amendment, Three Point Media made an additional $0.5 million deposit on the purchase price. The Company intends to sell the assets of radio station KPTI-FM; however, there cannot be any assurance that the sale will be completed.

      The Company determined that the pending sales and/or sales of these stations met the criteria in accordance with SFAS No. 144 to classify the stations’ respective assets as held for sale and their respective operations as discontinued operations. The results of operations in the current year and prior year period of these stations have been classified as discontinued operations in the condensed consolidated statements of operations. On March 31, 2004, the Company had assets held for sale consisting of $13.7 million of intangible assets, net, and $0.3 million of property and equipment for radio station KPTI-FM.

5.	Stock Options and Warrants

      The Company accounts for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at:

	March 31, 2003	March 31, 2004

Expected life	7 years	7 years
Dividends	None	None
Risk-free interest rate	3.35%	3.33%
Expected volatility	86%	78%

      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net income (loss) applicable to common stockholders and net income (loss) per common share would have been adjusted to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months Ended	Three-Months Ended
	March 31, 2003	March 31, 2004

Net (loss) income applicable to common stockholders:
As reported	$(801)	$9,624
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,020)	(1,786)

Pro forma net (loss) income	$(1,821)	$7,838

Net (loss) income per common share:
As reported: Basic and Diluted	$(0.01)	$0.15
Pro forma: Basic and Diluted	$(0.03)	$0.12

      In connection with the purchase of KXOL-FM serving the Los Angeles, California market, the Company issued warrants to purchase an aggregate of 2,700,000 shares of the Company’s Class A common stock. The following table summarizes information about these warrants:

	Number of Shares of
	Class A
	Common Stock	Per Share	Warrant Expiration
Warrant Date of Issue	Underlying Warrants	Exercise Price	Date

February 8, 2002	2,000,000	$10.50	February 8, 2005
March 31, 2003	100,000	$6.14	March 31, 2006
April 30, 2003	100,000	$7.67	April 30, 2006
May 31, 2003	100,000	$7.55	May 31, 2006
June 30, 2003	100,000	$8.08	June 30, 2006
July 31, 2003	100,000	$8.17	July 31, 2006
August 31, 2003	100,000	$7.74	August 31, 2006
September 30, 2003	100,000	$8.49	September 30, 2006

	2,700,000

6.	Litigation

      From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results, or financial position.

      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us. The case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest. Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there is no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third District Court of Appeal, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. The appeal is sitting with the Third District Court of Appeal, pending the filing of appellate briefs and oral argument. We have accrued for the $1.8 million award, plus interest, at December 31, 2003 and have recorded the amount in other expense (income), net, in the consolidated statement of operations in the fourth quarter of the fiscal year ended December 31, 2003.

      In connection with our sale of WXLX-AM in 1997, we assigned the lease of the transmitter for WXLX in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX has been sold, we retain potential exposure to possible environmental liabilities relating to the transmitter site (the “Transmitter Property”). On September 12, 2002, the landlords of the property, Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company, received a notice from the New Jersey Meadowlands Commission indicating that it was planning to redevelop the lands which include the Transmitter Property and offering compensation to the landlords for the purchase of the Transmitter Property. The Meadowlands Commission also initially indicated that it would not seek reimbursement from the landlords for the costs of landfill closure or for the remediation of environmental conditions that resulted from the operation of the landfill. The landlords assert that, in any condemnation proceedings, the Meadowlands Commission should be legally bound by its prior statements, foregoing landfill related claims. The landlords did not accept the initial offer of the Meadowlands Commission. On December 4, 2002, the Meadowlands Commission filed a condemnation proceeding in the Superior Court of New Jersey, Bergen County, against the landlords, and named us as an additional defendant. The principal parties to the condemnation proceeding recently negotiated a settlement of the compensation to be paid to the property owner and have petitioned the Court for approval of the settlement and for entry of an Order of Final Judgment. That motion is scheduled to be heard on May 14, 2004. In the proposed Order, the Meadowlands Commission does not reserve claims for reimbursement for landfill closure related costs. While it does reserve its rights to assert independently (even subsequent to the conclusion of the condemnation proceedings), claims concerning the remediation of any contamination unrelated to the landfill operations, the Meadowlands Commission’s investigations thus far have disclosed no such contamination and, to date, no claims have been made against the landlords or us relating to the environmental condition of the Transmitter Property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are the largest Hispanic-controlled radio broadcasting company in the United States. After giving effect to the proposed sale of our San Francisco station, we will own and operate 24 radio stations in five of the top-ten Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami and Chicago. Our radio stations are located in markets that reach approximately 45% of the U.S. Hispanic population. As part of our operating business, we also operate LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.

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

      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically, for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue.

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

      The term “station operating income” (our former broadcast cash flow or “BCF”) is defined as Generally Accepted Accounting Principles (GAAP) operating income from continuing operations, excluding corporate expenses and depreciation and amortization. Station operating income replaces our former BCF as one of the metrics used by management to assess the performance of our radio stations. Although it is calculated in the same manner as BCF, management believes that using the term “station operating income” provides a more accurate description of the performance measure. The term “station operating income margin” consists of station operating income divided by net revenue.

      EBITDA consists of earnings before interest expenses, interest income, income taxes, depreciation and amortization of assets and discontinued operations. We calculate our EBITDA differently. Our “EBITDA” is EBITDA as defined above but excluding other income or expense, or alternatively, GAAP operating income from continuing operations before depreciation and amortization. To distinguish our calculation of EBITDA from other possible meanings of EBITDA, for periods ending after March 31, 2003 and going forward we changed references to “EBITDA” in our financial reports to the term “Adjusted EBITDA.” Although our “Adjusted EBITDA” and what we formerly referred to as our “EBITDA” are calculated in the same manner, management believes “Adjusted EBITDA” is a more accurate description and represents another metric used by management to assess the performance of the stations and Company, as a whole.

      “Station operating income,” “station operating income margin,” and “Adjusted EBITDA” are non-GAAP financial measures as defined by the Securities and Exchange Commission’s Regulation G. These non-GAAP financial measures should not be construed as superior to GAAP financial measures. The GAAP financial measure most directly comparable to each non-GAAP financial measure and a reconciliation of the differences between each non-GAAP financial measure and the comparable GAAP financial measure are included below. Although station operating income, station operating income margin and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, we believe that they are useful to an investor in evaluating an investment in our securities because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance and are used by management for internal budgeting purposes and to evaluate the performance of our radio stations. However, station operating income, station operating income margin and Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. Also, because they are not calculated in the same manner by all companies, they may not be comparable to other similarly titled measures used by other companies.

Fluctuation Analysis of the Operating Results for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003 and Non-GAAP Measures Reconciliation.

      The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2003 and 2004 with respect to certain of our key financial measures, as well as a reconciliation of the difference between each Non-GAAP financial measure and the comparable GAAP financial measure. The changes illustrated in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three Months
	Ended March 31,		Change

	2003	2004	$

	(In thousands)
Net revenue	$27,923	$29,232	1,309
Station operating expenses (Engineering, Programming, Selling and G & A expenses)	17,468	18,329	861

Station operating income (formerly broadcast cash flow)	10,455	10,903	448
Corporate expenses	4,489	3,228	(1,261)

Adjusted EBITDA	5,966	7,675	1,709
Depreciation and amortization	708	822	114

Operating income from continuing operations	5,258	6,853	1,595
Interest expense, net	(8,629)	(10,238)	(1,609)
Other income, net	26	175	149
Income tax expense (benefit)	(2,448)	(3,948)	(1,500)
Discontinued operations, net	96	10,940	10,844

Net income (loss)	$(801)	$11,678	12,479

Station operating income margin	37.4%	37.3%

      Net Revenue. The increase in net revenue was due to the double-digit growth in our Miami and Chicago markets primarily in local and network revenue. In addition, the start-up stations KZAB-FM and KZBA-FM in Los Angeles, which began operating on March 1, 2003, generated an increase in net revenue of approximately $1.0 million. Offsetting these increases was a decrease in the New York market mainly in national and local revenue.

      Station Operating Expenses. The increase in station operating expenses was primarily due to the investments made in our Los Angeles and New York programming departments. Other expenses that increased were audience research costs and insurance due to higher premiums. These increases were offset by decreases in: (a) local and national commissions due to lower commission structures (b) stock-based programming expense related to the warrants issued in connection with the KXOL-FM asset purchase agreement and (c) advertising and promotional expenses due to a decrease in promotional events and less advertising in our core markets.

      Station Operating Income. The increase in station operating income was due to the increase in net revenue offset by the increase in station operating expenses. Station operating income margin remained flat due to the proportional increases in net revenue and station operating expenses.

      Corporate Expenses. The decrease in corporate expenses resulted mainly from the decrease in legal and professional fees related to various lawsuits and other legal matters.

      Adjusted EBITDA. The increase in Adjusted EBITDA was primarily attributed to the increase in station operating income and decrease in corporate expenses.

      Depreciation and Amortization. The increase in depreciation and amortization was due to the acquisition of property and equipment in our Chicago, Los Angeles and New York markets.

      Operating Income from Continuing Operations. The increase in operating income from continuing operations was primarily attributed to the increase in Adjusted EBITDA.

      Interest Expense, Net. The increase in interest expense, net, was due to interest incurred on the new $125.0 million senior secured credit facility term loan that was entered into on October 30, 2003 and a decrease in interest income resulting from a general decline in interest rates and our average cash balances.

      Income Taxes. The income tax benefit was a result of applying our estimated effective tax rate for the full year of 125% to our pre-tax loss from continuing operations. The increase in income tax benefit was due to an increase in our estimated effective book tax rate, over the prior year, primarily due to the additional tax amortization of FCC licenses as a result of our acquisition of KXOL-FM in October 2003. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our estimated effective book tax rate reflects a full valuation allowance on our deferred tax assets.

      Discontinued Operations, Net of Taxes. We determined that the sale of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, and the pending sale of our KPTI-FM station serving the San Francisco, California market, all met the criteria in accordance with SFAS No. 144 to classify their respective operations as discontinued operations. Consequently, these stations’ results from operations for the three months ended March 31, 2003 and 2004 have been classified as discontinued operations. The increase in discontinued operations, net of taxes was a result of the $11.3 million gain recognized on the sale of our KLEY-FM and KSAH-AM stations, net of closing costs and taxes on the sale.

      Net Income. The increase in net income was primarily due to the increase in discontinued operations, net of taxes, related to an $11.3 million gain on the sale of radio stations KLEY-FM and KSAH-AM.

Liquidity and Capital Resources

      Our primary source of liquidity is cash on hand and cash provided by operations and, to the extent necessary, undrawn commitments that are available under a five-year $10.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the indentures governing our senior subordinated notes, the certificates of designations governing our preferred stock and the credit agreement governing our senior secured credit facilities. Additionally, the indentures, certificates of designations and credit agreement place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $45.6 million and $74.2 million as of December 31, 2003 and March 31, 2004, respectively.

      The following summary table presents a comparison of our capital resources for the three months ended March 31, 2003 and 2004, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three Months
	Ended March 31,		Change

	2003	2004	$
In thousands

Capital expenditures	$1,235	$682	(553)

Net cash flows provided by operating activities	$10,083	$6,467	(3,616)
Net cash flows provided by (used in) investing activities	(16,385)	23,048	39,433
Net cash flows used in financing activities	(50)	(937)	(887)

Net (decrease) increase in cash and cash equivalents	$(6,352)	$28,578

      Net Cash Flows Provided By Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the increase in cash paid to vendors, suppliers and employees and for interest, causing the decrease in working capital balances.

      Net Cash Flows Provided By (Used In) Investing Activities. Changes in our net cash flows from investing activities were primarily a result of the proceeds received from the sale of radio stations KLEY-FM and KSAH-AM in January 2004, and a deposit made in March 2003 for the acquisition of KXOL-FM, which was completed in October 2003.

      Net Cash Flows (Used in) Financing Activities. Changes in our net cash flows from financing activities were primarily a result of the additional offering costs related to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock and financing costs related to our $135.0 million senior secured credit facilities, and the principal payment made on the senior secured credit facility term loan during the three months period ended March 31, 2004.

      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required interest and quarterly principal payments pursuant to the senior secured credit facilities agreement, interest payment requirements under our 9 5/8% senior subordinated notes due 2009 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured), which underlie management’s beliefs, include the following:

•	the economic conditions within the radio broadcasting industry and economic conditions in general will not deteriorate in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities.

      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate, will obtain financing by issuing debt or stock.

      We are required to maintain financial covenant ratios under our senior secured credit facilities as follows: (i) Consolidated EBITDA minimum, (ii) Consolidated Fixed Charge Coverage Ratio, (iii) Consolidated Leverage Ratio, (iv) Consolidated Interest Coverage Ratio and (v) Consolidated Senior Secured Debt Ratio, all as defined in the credit agreement solely for the purpose of determining compliance with the covenants. The credit agreement requiring compliance with these financial covenants states that the calculations must be based on generally accepted accounting principles promulgated by the Financial Accounting Standards Board. We are in compliance with all covenants under our senior secured credit facilities and all other debt instruments as of March 31, 2004 and expect to be in compliance in the foreseeable future.

      On October 2, 2003, we entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (“Three Point Media”) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. On February 3, 2004, we terminated the agreement; however, on April 15, 2004, we reinstated the agreement and entered into an amendment to the asset purchase agreement and a time brokerage agreement. In connection with this amendment, Three Point Media made an additional $0.5 million deposit on the purchase price. We intend to sell the assets of radio station KPTI-FM; however, there cannot be any assurance that the sale will be completed. Pursuant to the credit agreement governing our senior secured credit facilities, a portion (approximately $25.0 million) of the proceeds received from the sale of KPTI-FM, when and if completed, must be offered to the noteholders to repay a portion of our borrowings under the senior secured credit facilities.

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

      During the three months ended March 31, 2004, we entered into various contractual obligations related to production services agreements, syndication agreements and employee agreements. We expect unrecorded obligations to increase by approximately $5.1 million, $4.9 million, $5.1 million, $4.4 million, $4.6 million and $0.7 million for the fiscal years ended 2004, 2005, 2006, 2007, 2008 and 2009.

New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Among other items, SFAS No. 148 allows companies adopting SFAS No. 123 to utilize one of three alternative transition methods, one of which was a “prospective method”, as defined, that was only available if adopted during 2003. To date, we have not adopted SFAS No. 123 utilizing any of the transition methods of SFAS No. 148. On March 31, 2004, the FASB issued an exposure draft on a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed statement may have on its consolidated financial position, cash flows and results of operations.

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

      In December 2003, FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our substantial amount of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured credit facilities and Series B preferred stock;

•	We will require a significant amount of cash to service our debt and to make cash dividend payments under the Series B preferred stock after October 15, 2008;

•	We may not have the funds to repay or the ability to refinance our senior secured credit facilities or 9 5/8% senior subordinated notes due 2009;

•	Our ability to generate cash is affected by many factors beyond our control;

•	Any acceleration of our debt or event of default would harm our business and financial condition;

•	Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further intensify some of the risks described above;

•	The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests;

•	The terms of our debt and Series B preferred stock impose or will impose restrictions on us that may adversely affect our business;

•	The restrictions imposed by our debt may prevent us from paying cash dividends on the Series B preferred stock after October 15, 2008 and exchanging the Series B preferred stock for exchange notes;

•	We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by the Series B preferred stock;

•	We may not complete the pending sale of our San Francisco station;

•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, the market price of our common stock may be adversely affected which in turn may adversely affect our ability to raise capital;

•	Our operating results could be adversely affected by a national or regional recession;

•	A large portion of our net revenue and station operating income currently comes from our New York, Los Angeles and Miami markets;

•	Loss of any key personnel could adversely affect our business;

•	Our long-term growth depends upon successfully executing our acquisition strategy;

•	Raúl Alarcón, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS;

•	We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do;

•	We might face increased competition because of the merger of Univision Communications Inc. and Hispanic Broadcasting Corp.;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry for us to remain competitive;

•	Our business depends on maintaining our FCC licenses and we cannot assure you that we will be able to maintain these licenses;

•	We may face regulatory review for additional acquisitions;

•	The market price of our shares of Class A common stock may fluctuate significantly; and

•	Current or future sales by existing or future stockholders could depress the market price of our Class A common stock.

      Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on our results of operations for the three months ended March 31,2003 and 2004, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

      Our primary market risk is a change in interest rates associated with borrowings under our senior secured credit facilities. Advances under the senior secured credit facilities bear base rate or eurodollar rate interest (in each case subject to applicable margins), as applicable, which vary in accordance with prevailing economic conditions. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At March 31, 2004, all of our debt, other than our $124.7 million senior secured credit facility term loan, had fixed interest rates. If variable interest rates average 10% higher in 2004 than they did during 2003, our variable interest expense would increase by approximately $0.6 million, compared to a variable annualized estimated $5.5 million for 2003 measured as of December 31, 2003. If interest rates average 10% lower in 2004 than they did during 2003, our interest income from cash and investment balances would decrease by approximately $0.1 million, compared to a variable annualized estimated $0.5 million for 2003 measured as of December 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2003. There has been no material change in our market risk position since December 31, 2003.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

      We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

      As of the end of the quarterly period covered by this report, our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

      There has been no change in our internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results, or financial position.

      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us. The case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest. Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there is no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third District Court of Appeal, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. The appeal is sitting with the Third District Court of Appeal, pending the filing of appellate briefs and oral argument. We have accrued for the $1.8 million award, plus interest, at December 31, 2003 and have recorded the amount in other expense (income), net, in the consolidated statement of operations in the fourth quarter of the fiscal year ended December 31, 2003.

      In connection with our sale of WXLX-AM in 1997, we assigned the lease of the transmitter for WXLX in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX has been sold, we retain potential exposure to possible environmental liabilities relating to the transmitter site (the “Transmitter Property”). On September 12, 2002, the landlords of the property, Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company, received a notice from the New Jersey Meadowlands Commission indicating that it was planning to redevelop the lands which include the Transmitter Property and offering compensation to the landlords for the purchase of the Transmitter Property. The Meadowlands Commission also initially indicated that it would not seek reimbursement from the landlords for the costs of landfill closure or for the remediation of environmental conditions that resulted from the operation of the landfill. The landlords assert that, in any condemnation proceedings, the Meadowlands Commission should be legally bound by its prior statements, foregoing landfill related claims. The landlords did not accept the initial offer of the Meadowlands Commission. On December 4, 2002, the Meadowlands Commission filed a condemnation proceeding in the Superior Court of New Jersey, Bergen County, against the landlords, and named us as an additional defendant. The principal parties to the condemnation proceeding recently negotiated a settlement of the compensation to be paid to the property owner and have petitioned the Court for approval of the settlement and for entry of an Order of Final Judgment. That motion is scheduled to be heard on May 14, 2004. In the proposed Order, the Meadowlands Commission does not reserve claims for reimbursement for landfill closure related costs. While it does reserve its rights to assert independently (even subsequent to the conclusion of the condemnation proceedings), claims concerning the remediation of any contamination unrelated to the landfill operations, the Meadowlands Commission’s investigations thus far have disclosed no such contamination and, to date, no claims have been made against the landlords or us relating to the environmental condition of the Transmitter Property.

Item 5.	Other Information

      On February 18, 2004, we commenced an offer to exchange registered shares of our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share (the “Series B Preferred Stock”) for any and all shares of our outstanding unregistered 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share (the “Series A Preferred Stock”). Our registration statement on Form S-4, which registered the Series B Preferred Stock and the 10 3/4% subordinated exchange notes due 2013 that may be issued by us in exchange for the Series B Preferred Stock under certain circumstances, was declared effective by the Securities and Exchange Commission on February 13, 2004. The exchange offer expired at 5:00 p.m., eastern standard time, on March 26, 2004, with full participation in the exchange offer by all holders of our Series A Preferred Stock. On April 5, 2004, we completed the exchange offer and exchanged 76,702,083 shares of our Series B Preferred Stock for all of our then outstanding shares of Series A Preferred Stock.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
3.4	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).
4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4).
4.5	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999).
4.9	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001).
4.10	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
10.1	Nonqualified Stock Option Agreement dated March 3, 2004 between the Company and Joseph A. García.
10.2	Incentive Stock Option Agreement dated March 3, 2004 between the Company and Joseph A. García.
10.3	Amendment dated as of April 15, 2004 to the Asset Purchase Agreement dated as of October 2, 2003 by and among the Company, Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC.
10.4	Time Brokerage Agreement dated as of April 15, 2004, by and among the Company, Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company filed the following report on Form 8-K during the three months ended March 31, 2004:

(i) a current report on Form 8-K on March 4, 2004 to report that on March 4, 2004 the Company issued a press release announcing its fourth quarter and fiscal year 2003 financial results.

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

Date: May 10, 2004