Form 10-Q
period 2004-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2004-08-09
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2004, 39,656,355 shares of Class A common stock, par value $.0001 per share, and 25,105,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited	2
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004	2
	Unaudited Condensed Consolidated Statements of Operations for the Three- and Six-Months Ended June 30, 2003 and 2004	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2003 and 2004	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	23
ITEM 4.	Submission of Matters to a Vote of Security Holders	24
ITEM 5.	Other Information	24
ITEM 6.	Exhibits and Reports on Form 8-K	24
NONQUALIFIED STOCK OPTION AGREEMENT
NONQUALIFIED STOCK OPTION AGREEMENT
AMENDMENT TO ASSET PURCHASE AGREEMENT
TIME BROKERAGE AGREEMENT
ASSET PURCHASE AGREEMENT
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2003	2004

	(In thousands, except
	share data)
Assets
Current assets:
Cash and cash equivalents	$45,609	$63,246
Net receivables	25,567	29,840
Other current assets	3,482	2,908
Assets held for sale (note 4)	25,906	13,897

Total current assets	100,564	109,891
Property and equipment, net	24,558	24,270
Intangible assets, net	705,251	705,337
Deferred financing costs, net	11,461	10,632
Other assets	448	1,022

	$842,282	$851,152

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of the senior credit facilities term loan due 2009 (note 4)	$1,250	$26,400
Current portion of other long-term debt	227	3,234
Accounts payable and accrued expenses	18,822	16,190
Accrued interest	6,370	5,425
Deposits on the sale of a station	1,500	2,000
Deferred commitment fee	—	563

Total current liabilities	28,169	53,812
Senior credit facilities term loan due 2009, less current portion	123,750	97,975
9 5/8% senior subordinated notes due 2009, net	325,246	325,843
Other long-term debt, less current portion	3,721	603
Deferred income taxes	68,354	69,734

Total liabilities	549,240	547,967

Cumulative exchangeable redeemable preferred stock:
10 3/4 Series B cumulative exchangeable redeemable preferred stock, $0.01 par value. Authorized 280,000 shares, 75,000 issued and outstanding at December 31, 2003 and 78,763 issued and outstanding at June 30, 2004	76,366	80,527

Stockholders’ equity:
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 37,087,355 shares issued and outstanding at December 31, 2003, 39,626,355 shares issued and outstanding at June 30, 2004	3	3
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 27,605,150 shares issued and outstanding at December 31, 2003, 25,105,150 shares issued and outstanding at June 30, 2004	3	3
Additional paid-in capital	443,961	443,812
Accumulated deficit	(227,291)	(221,160)

Total stockholders’ equity	216,676	222,658

	$842,282	$851,152

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net revenue	$36,535	$40,292	$64,458	$69,524

Operating expenses:
Engineering	930	1,176	1,847	2,263
Programming	4,707	6,361	9,944	12,686
Stock-based programming	1,280	—	1,622	—
Selling	10,234	10,317	17,871	17,701
General and administrative	4,005	4,384	7,340	7,917
Corporate expenses	4,693	2,999	9,181	6,227
Depreciation and amortization	758	824	1,466	1,646

Total operating expenses	26,607	26,061	49,271	48,440

Operating income from continuing operations	9,928	14,231	15,187	21,084

Other (expense) income:
Interest expense, net	(8,800)	(10,200)	(17,429)	(20,438)
Other, net	197	80	223	255

Income (loss) from continuing operations before income taxes and discontinued operations	1,325	4,111	(2,019)	901
Income tax expense (benefit)	325	5,446	(2,122)	1,498

Income (loss) from continuing operations before discontinued operations	1,000	(1,335)	103	(597)
(Loss) income on discontinued operations, net of tax	(211)	(51)	(115)	10,889

Net income (loss)	$789	$(1,386)	$(12)	$10,292

Dividends on preferred stock	—	(2,107)	—	(4,161)

Net income (loss) applicable to common stockholders	$789	$(3,493)	$(12)	$6,131

Basic and diluted loss per common share:
Net income (loss) per common share before discontinued operations:
Basic and Diluted	$0.01	$(0.05)	$—	$(0.07)
Net (loss) income per common share for discontinued operations:
Basic and Diluted	$—	$—	$—	$0.16

Net income (loss) per common share:
Basic and Diluted	$0.01	$(0.05)	$—	$0.09

Weighted average common shares outstanding
Basic	64,682	64,718	64,682	64,705

Diluted	64,786	64,718	64,682	65,178

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2003	2004

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(12)	$10,292
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (income) from discontinued operations	115	(10,889)
Stock-based programming expense	1,622	—
Loss on disposal of assets	—	7
Depreciation and amortization	1,466	1,646
Net barter income	(102)	(100)
Provision for trade doubtful accounts	290	365
Amortization of debt discount	529	597
Amortization of deferred financing costs	641	992
(Decrease) increase in deferred income taxes	(2,295)	1,390
Amortization of deferred commitment fee	(351)	(37)
Changes in operating assets and liabilities:
Increase in receivables	(1,408)	(5,094)
(Increase) decrease in other current assets	(440)	437
Increase in other assets	(1,105)	(581)
Increase (decrease) in accounts payable and accrued expenses	572	(3,664)
Increase (decrease) in accrued interest	177	(945)
Increase in deferred commitment fee	—	600

Net cash used in continuing operations	(301)	(4,984)
Net cash provided by discontinued operations	156	789

Net cash used in operating activities	(145)	(4,195)

Cash flows from investing activities:
Proceeds from a sale of radio stations, net of closing cost	—	23,730
Deposit on sale of station		500
Advances on purchase price of radio stations	(15,156)	—
Acquisition of radio stations	(22,356)	—
Additions to property and equipment	(1,903)	(1,350)
Additions to property and equipment of discontinued operations	(87)	—

Net cash (used in) provided by investing activities	(39,502)	22,880

Cash flows from financing activities:
Increase in deferred offering costs	—	(375)
Increase in deferred financing costs	—	(163)
Proceeds from Class A stock options exercised	—	226
Repayment of senior credit facilities	—	(625)
Repayment of other long-term debt	(102)	(111)

Net cash used in financing activities	(102)	(1,048)

Net (decrease) increase in cash and cash equivalents	(39,749)	17,637
Cash and cash equivalents at beginning of period	71,430	45,609

Cash and cash equivalents at end of period	$31,681	$63,246

Supplemental cash flow information:
Interest paid	$16,417	$20,086

Income taxes paid	$187	$323

Non-cash financing and investing activities:
Accrual and/or issuance of preferred stock as payment of preferred stock dividends	$—	$4,161

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 31, 2003 and June 30, 2004, and for the three- and six-month periods ended June 30, 2003 and 2004 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2003 included in the Company’s fiscal year 2003 Annual Report on Form 10-K.

      Effective December 30, 2002, the Company changed its year-end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Pursuant to Securities and Exchange Commission Financial Reporting Release No. 35, such change was not deemed to be a change in fiscal year for financial reporting purposes and the Company was not required to file a separate transition report or to report separate financial information for the two-day period of December 30 and 31, 2002. Financial results for December 30 and 31, 2002 are included in the Company’s financial results for the six-month period ended June 30, 2003.

      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results for a full year.

2.	Financial Information for Parent, Guarantor and Non-Guarantor Subsidiaries

      Certain of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”) have guaranteed the Company’s 9 5/8% senior subordinated notes due 2009 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company, and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent (Spanish Broadcasting System, Inc., a Delaware corporation) is a holding company with no independent assets or operations other than its investments in its subsidiaries. All Federal Communications Commission (“FCC”) licenses are held by special purpose subsidiaries formed solely for the purpose of holding each respective FCC license and/or non-guarantor subsidiaries. All of the special purpose subsidiaries are non-guarantors of the 9 5/8% senior subordinated notes due 2009. Condensed consolidating unaudited financial information for the parent and its guarantor and non-guarantor subsidiaries is as follows (in thousands):

	As of December 31, 2003

			Non-
		Guarantor	Guarantor
Condensed Consolidating Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$24,503	18,340	2,766	—	45,609
Net receivables	—	23,917	1,650	—	25,567
Other current assets	2,379	760	343	—	3,482
Assets held for sale	—	2,879	23,027	—	25,906

Total current assets	26,882	45,896	27,786	—	100,564
Property and equipment, net	1,453	15,987	7,118	—	24,558
Intangible assets, net	—	9,019	696,232	—	705,251
Deferred financing costs, net	11,461	—	—	—	11,461
Investment in subsidiaries and intercompany	775,946	274,989	(689,334)	(361,601)	—
Other assets	300	147	1	—	448

	$816,042	346,038	41,803	(361,601)	842,282

Current portion of long-term debt	$1,250	66	161	—	1,477
Accounts payable and accrued expenses	6,355	7,785	4,682	—	18,822
Accrued interest	6,370	—	—	—	6,370
Deposit on the sale of station	1,500	—	—	—	1,500

Total current liabilities	15,475	7,851	4,843	—	28,169
Long-term debt	448,996	637	3,084	—	452,717
Deferred income taxes	58,529	—	9,825	—	68,354

Total liabilities	523,000	8,488	17,752	—	549,240

Preferred Stock	76,366	—	—	—	76,366
Common stock	6	—	1	(1)	6
Additional paid-in capital	443,961	—	94,691	(94,691)	443,961
Accumulated deficit	(227,291)	337,550	(70,641)	(266,909)	(227,291)

Stockholders’ equity	216,676	337,550	24,051	(361,601)	216,676

	$816,042	346,038	41,803	(361,601)	842,282

	As of June 30, 2004

			Non-
		Guarantor	Guarantor
Condensed Consolidating Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$42,907	17,853	2,486	—	63,246
Net receivables	—	28,608	1,232	—	29,840
Other current assets	924	1,633	351	—	2,908
Assets held for sale	—	1,761	12,136	—	13,897

Total current assets	43,831	49,855	16,205	—	109,891
Property and equipment, net	1,326	16,028	6,916	—	24,270
Intangible assets, net	—	9,004	696,333	—	705,337
Deferred financing costs, net	10,632	—	—	—	10,632
Investment in subsidiaries and intercompany	768,129	309,591	(680,409)	(397,311)	—
Other assets	295	726	1	—	1,022

	$824,213	385,204	39,046	(397,311)	851,152

Current portion of long-term debt	26,400	68	3,166	—	29,634
Accounts payable and accrued expenses	2,918	9,279	3,993	—	16,190
Accrued interest	5,420	5	—	—	5,425
Deposit on the sale of station	2,000	—	—	—	2,000
Deferred commitment fee	563	—	—	—	563

Total current liabilities	37,301	9,352	7,159	—	53,812
Long-term debt	423,818	603	—	—	424,421
Deferred income taxes	59,909	—	9,825	—	69,734

Total liabilities	521,028	9,955	16,984	—	547,967

Preferred Stock	80,527	—	—	—	80,527
Common stock	6	—	1	(1)	6
Additional paid-in capital	443,812	—	94,691	(94,691)	443,812
Accumulated deficit	(221,160)	375,249	(72,630)	(302,619)	(221,160)

Stockholders’ equity	222,658	375,249	22,062	(397,311)	222,658

	$824,213	385,204	39,046	(397,311)	851,152

	For the Three Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	33,625	2,910	—	36,535
Station operating expenses	—	18,996	2,160	—	21,156
Corporate expenses	4,693	—	120	(120)	4,693
Depreciation and amortization	88	545	125	—	758

Operating income from continuing operations	(4,781)	14,084	505	120	9,928
Interest (expense) income, net	(7,462)	—	(1,338)	—	(8,800)
Other income (expense), net	—	318	(1)	(120)	197
Equity in net earnings of subsidiaries	(13,313)	—	—	13,313	—
Income tax expense	281	—	44	—	325
Discontinued operations, net of tax	—	(211)	—	—	(211)

Net income (loss)	$789	14,191	(878)	(13,313)	789

	For the Three Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	37,546	2,746	—	40,292
Station operating expenses	—	20,366	1,872	—	22,238
Corporate expenses	2,999	—	120	(120)	2,999
Depreciation and amortization	94	600	130	—	824

Operating income from continuing operations	(3,093)	16,580	624	120	14,231
Interest (expense) income, net	(8,880)	—	(1,320)	—	(10,200)
Other income (expense), net	—	119	81	(120)	80
Equity in net earnings of subsidiaries	(15,989)	—	—	15,989	—
Income tax expense	5,402	—	44	—	5,446
Discontinued operations, net of tax	—	(51)	—	—	(51)

Net (loss) income	$(1,386)	16,648	(659)	(15,989)	(1,386)

Dividend on preferred stock	(2,107)	—	—	—	(2,107)

Net (loss) income applicable to common stockholders	$(3,493)	16,648	(659)	(15,989)	(3,493)

	For the Six Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	59,115	5,343	—	64,458
Station operating expenses	—	34,489	4,135	—	38,624
Corporate expenses	9,181	—	240	(240)	9,181
Depreciation and amortization	180	1,036	250	—	1,466

Operating income from continuing operations	(9,361)	23,590	718	240	15,187
Interest (expense) income, net	(14,752)	—	(2,677)	—	(17,429)
Other income (expense), net	—	463	—	(240)	223
Equity in net earnings of subsidiaries	(21,806)	—	—	21,806	—
Income tax (benefit) expense	(2,295)	82	91	—	(2,122)
Discontinued operations, net of tax	—	(115)	—	—	(115)

Net (loss) income	$(12)	23,856	(2,050)	(21,806)	(12)

	For the Six Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	64,334	5,190	—	69,524
Station operating expenses	—	36,541	4,026	—	40,567
Corporate expenses	6,227	—	240	(240)	6,227
Depreciation and amortization	190	1,203	253	—	1,646

Operating income from continuing operations	(6,417)	26,590	671	240	21,084
Interest (expense) income, net	(17,788)	—	(2,650)	—	(20,438)
Other income (expense), net	177	240	78	(240)	255
Equity in net earnings of subsidiaries	(35,710)	—	—	35,710	—
Income tax expense	1,390	20	88	—	1,498
Discontinued operations, net of tax	—	10,889	—	—	10,889

	10,292	37,699	(1,989)	(35,710)	10,292

Dividend on preferred stock	(4,161)	—	—	—	(4,161)

Net (loss) income applicable to common stockholders	$6,131	37,699	(1,989)	(35,710)	6,131

	For the Six Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities	$(27,123)	32,215	(5,237)	—	(145)

Cash flow from investing activities	$(3,666)	(2,894)	(21,357)	(11,585)	(39,502)

Cash flow from financing activities	$—	(38,873)	27,186	11,585	(102)

	For the Six Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities	$(24,623)	22,353	(1,925)	—	(4,195)

Cash flow from investing activities	$43,964	(2,343)	24,786	(43,527)	22,880

Cash flow from financing activities	$(937)	(20,185)	(23,453)	43,527	(1,048)

3.	New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other items, SFAS No. 148 allows companies adopting SFAS No. 123 to utilize one of three alternative transition methods, one of which was a “prospective method”, as defined, that was only available if adopted during 2003. To date, the Company has not adopted SFAS No. 123 utilizing any of the transition methods of SFAS No. 148. On March 31, 2004, the FASB issued an exposure draft on a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles

Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed statement may have on its consolidated financial position, cash flows and results of operations.

      In December 2003, FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial statements.

4.	Sale of Stations and/or Discontinued Operations

      On September 18, 2003, the Company entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. On January 30, 2004, the Company completed the sale of the assets of these radio stations consisting of $11.2 million of intangible assets, net, and $0.6 million of property and equipment. The Company recognized a gain of approximately $11.3 million, net of closing costs and taxes on the sale.

      On October 2, 2003, the Company entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (“Three Point Media”) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. On February 3, 2004, the Company terminated the agreement; however, on April 15, 2004, the Company reinstated the agreement and entered into an amendment to the asset purchase agreement and a time brokerage agreement under which Three Point Media has been broadcasting its programming on KPTI-FM. In connection with this amendment, Three Point Media made an additional $0.5 million deposit on the purchase price. The Company intends to close on the sale of the assets of radio station KPTI-FM in September 2004; however, there cannot be any assurance that the sale will be completed.

      The Company determined that the pending sale and/or sales of these stations met the criteria in accordance with SFAS No. 144 to classify the stations’ assets as held for sale and their respective operations as discontinued operations. The results of operations in the current year and prior year periods of these stations have been classified as discontinued operations in the condensed consolidated statements of operations. On

June 30, 2004, the Company had assets held for sale consisting of $13.6 million of intangible assets, net, and $0.3 million of property and equipment for radio station KPTI-FM. In addition, pursuant to the credit agreement governing our senior secured credit facilities, a portion (approximately $25.2 million) of the proceeds received from the sale of KPTI-FM, when and if completed, must be offered to the noteholders to repay a portion of our borrowings under the senior credit facilities. Therefore, after the reinstatement of the KPTI-FM asset purchase agreement in the second quarter, the Company determined to reclassify approximately $25.2 million from long-term debt to current debt.

5.	Subsequent Events

      On July 26, 2004, the Company entered into an asset purchase agreement with Newsweb Corporation to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the suburban Chicago, Illinois market, for a cash purchase price of $28.0 million. In connection with this agreement, Newsweb Corporation made a $1.4 million deposit on the purchase price, which is being held in escrow. The agreement contains customary representations and warranties and the closing of the sale is subject to the satisfaction of certain conditions, including renewal of the FCC licenses and receipt of regulatory approval from the FCC. The Company intends to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM; however, there cannot be any assurance that the sale will be completed.

6.	Stock Options and Warrants

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

	June 30, 2003	June 30, 2004

Expected life	7 years	7 years
Dividends	None	None
Risk-free interest rate	3.37%	4.24%
Expected volatility	86%	76%

      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net income (loss) applicable to common stockholders and net income (loss) per common share would have been adjusted to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

Net income (loss) applicable to common stockholders:
As reported	$789	(3,493)	$(12)	6,131
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,006)	(1,085)	(2,026)	(2,869)

Pro forma net (loss) income	$(217)	(4,578)	$(2,038)	3,262

Net (loss) income per common share:
As reported: Basic and Diluted	$0.01	(0.05)	$—	0.09
Pro forma: Basic and Diluted	$—	(0.07)	$(0.03)	0.05

      In connection with the purchase of KXOL-FM, serving the Los Angeles, California market, the Company issued warrants to purchase an aggregate of 2,700,000 shares of the Company’s Class A common stock. To date, these warrants have not been exercised. The following table summarizes information about these warrants:

	Number of Shares of
	Class A Common
	Stock Underlying	Per Share	Warrant Expiration
Warrant Date of Issue	Warrants	Exercise Price	Date

February 8, 2002	2,000,000	$10.50	February 8, 2005
March 31, 2003	100,000	$6.14	March 31, 2006
April 30, 2003	100,000	$7.67	April 30, 2006
May 31, 2003	100,000	$7.55	May 31, 2006
June 30, 2003	100,000	$8.08	June 30, 2006
July 31, 2003	100,000	$8.17	July 31, 2006
August 31, 2003	100,000	$7.74	August 31, 2006
September 30, 2003	100,000	$8.49	September 30, 2006

	2,700,000

7.	Litigation

      From time to time the Company is involved in litigation incidental to the conduct of its business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on the Company’s business, operating results or financial position.

      On June 12, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications (“Clear Channel”) and Hispanic Broadcasting Corporation (“HBC”), and filed an amended complaint on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected the Company’s ability to raise capital, depressed its share price, impugned its reputation, made station acquisitions more difficult and interfered with its business opportunities and contractual arrangements. In the amended complaint, the Company sought actual damages in excess of $500.0 million, to be trebled under antitrust law.

      Both defendants moved to dismiss the amended complaint, and on January 31, 2003, the Court granted defendants’ motions for failure to adequately allege antitrust injury and dismissed the federal court claims with prejudice and dismissed the state court claims for lack of federal court jurisdiction in light of the dismissal of the federal court claims. The Company filed a motion for reconsideration of that opinion and asked for leave to file a proposed second amended complaint, which contains additional economic analysis and factual detail based upon the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which seeks damages in an amount to be determined at trial. On August 6, 2003, the District Court denied the Company’s motion for reconsideration. On September 5, 2003, the Company filed an appeal to the 11th Circuit Court of Appeals of the District Court’s decisions dated January 31, 2003 and August 6, 2003. The briefing on that appeal was completed in December 2003, oral argument occurred in Miami on February 26, 2004 and the Eleventh Circuit affirmed the District Court decision on June 30, 2004.

      As reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, in connection with the Company’s sale of WXLX-AM in 1997, the Company assigned the lease of the transmitter for WXLX in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX has been sold, the Company retains potential exposure to possible environmental liabilities relating to the transmitter site (the “Transmitter Property”). On September 12, 2002, the landlords of the property, Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company (the “Property Owners”), received a notice from the New Jersey Meadowlands

Commission (“NJMC”) indicating that it was planning to redevelop the lands which include the Transmitter Property and offering compensation to the Property Owners for the purchase of the Transmitter Property.

      On December 4, 2002, the NJMC filed a Verified Complaint in condemnation in the Superior Court of New Jersey, Bergen County, against the Property Owners to acquire the Transmitter Property. The Transmitter Property is one of a number of sites that the NJMC is acquiring for a redevelopment project. Many of these sites (owned both publicly and privately) were used for landfill operations including the Transmitter Property. The Company is named as a defendant in the litigation (the “Action”) by virtue of its interest of record in the Transmitter Property as a former leaseholder prior to the aforementioned lease assignment.

      A settlement agreement has been entered in the Court record resolving the compensation to be paid to the Property Owners (the “Settlement Agreement”), and providing for waiver of claims for landfill closure costs against the Property Owners. While the Settlement Agreement reserved the NJMC’s claims for environmental remediation against the other parties, including the Company, the Settlement Agreement further stipulates that the NJMC’s developer will agree to indemnify and insure (under policies expiring on December 31, 2021 and providing coverage in the amount of $50.0 million) such other parties (including the Company) against claims for remediation of environmental contamination while also providing for the discontinuance of the Action.

      The principal terms of the Settlement Agreement and insurance have been resolved and a proposed final Consent Judgment implementing the Settlement Agreement is pending before the Court and is expected to be entered prior to the end of the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are the largest Hispanic-controlled radio broadcasting company in the United States. After giving effect to the proposed pending divestitures, we will own and operate 21 radio stations in five of the top-ten Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami and Chicago. Our radio stations are located in markets that reach approximately 45% of the U.S. Hispanic population. As part of our operating business, we also operate LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.

      The success of each of our radio stations depends significantly upon its audience ratings and share of the overall advertising revenue within its market, among other things. The radio broadcasting industry is a highly competitive business, but some barriers to entry do exist. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market as well as with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Factors which are material to competitive position include management experience, the radio station’s rank in its market, signal strength and frequency, and audience demographics, including the nature of the Spanish-language market targeted by a particular station. Our top three markets, based on net revenue, are New York, Los Angeles and Miami. A significant decline in net revenue or station operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.

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

      The performance of a radio station group is customarily measured by its ability to generate station operating income and Adjusted EBITDA. Our most significant operating expenses, for purposes of the computation of station operating income and Adjusted EBITDA, are compensation expenses, programming expenses, selling expenses, and advertising and promotional expenses. Our senior management strives to control these expenses as well as other expenses by working closely with local station management and others.

      The term “station operating income” (our former broadcast cash flow or “BCF”) is defined as Generally Accepted Accounting Principles (“GAAP”) operating income from continuing operations, excluding corporate expenses and depreciation and amortization. Station operating income has replaced our former BCF as one of the metrics used by management to assess the performance of our radio stations. Although it is calculated in the same manner as BCF, management believes that using the term “station operating income” provides a more accurate description of the performance measure. The term “station operating income margin” consists of station operating income divided by net revenue.

      EBITDA consists of earnings before interest expenses, interest income, income taxes, depreciation and amortization of assets and discontinued operations. We calculate our EBITDA differently. Our “EBITDA” is EBITDA as defined above but excluding other income or expense, or alternatively, GAAP operating income from continuing operations before depreciation and amortization. To distinguish our calculation of EBITDA from other possible meanings of EBITDA, for periods ending after March 31, 2003 and going forward we changed references to “EBITDA” in our financial reports to the term “Adjusted EBITDA.” Although our “Adjusted EBITDA” and what we formerly referred to as our “EBITDA” are calculated in the same manner, management believes “Adjusted EBITDA” is a more accurate description and represents another metric used by management to assess the performance of our stations and the Company, as a whole.

      “Station operating income,” “station operating income margin,” and “Adjusted EBITDA” are non-GAAP financial measures as defined by the Securities and Exchange Commission’s Regulation G. These non-GAAP financial measures should not be construed as being superior to GAAP financial measures. The GAAP financial measure most directly comparable to each non-GAAP financial measure and a reconciliation of the differences between each non-GAAP financial measure and the comparable GAAP financial measure are included below. Although station operating income, station operating income margin and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, we believe that they are useful to an investor in evaluating an investment in our securities because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance and are used by management for internal budgeting purposes and to evaluate the performance of our radio stations. However, station operating income, station operating income margin and Adjusted EBITDA should not be considered in isolation or as substitutes for operating income, net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. Also, because they are not calculated in the same manner by all companies, they may not be comparable to other similarly titled measures used by other companies.

Comparison Analysis of the Operating Results for the Three Months Ended June 30, 2003 and 2004 and Non-GAAP Measures Reconciliation.

      The following summary table presents a comparison of our results of operations for the three month periods ended June 30, 2003 and 2004 with respect to certain of our key financial measures, as well as a reconciliation of the difference between each non-GAAP financial measure and the comparable GAAP financial measure. The changes illustrated in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	June 30,		Change

	2003	2004	$	%

	(In thousands)
Net revenue	$36,535	$40,292	3,757	10%
Station operating expenses (Engineering, Programming, Selling and G & A expenses)	21,156	22,238	1,082	5%

Station operating income (formerly broadcast cash flow)	15,379	18,054	2,675	17%
Corporate expenses	4,693	2,999	(1,694)	(36)%

Adjusted EBITDA	10,686	15,055	4,369	41%
Depreciation and amortization	758	824	66	9%

Operating income from continuing operations	9,928	14,231	4,303	43%
Interest expense, net	(8,800)	(10,200)	(1,400)	16%
Other income, net	197	80	(117)	(59)%
Income tax expense	325	5,446	5,121	1576%
Discontinued operations, net	(211)	(51)	160	(76)%

Net income (loss)	$789	$(1,386)	(2,175)	(276)%

Station operating income margin	42.1%	44.8%

      Net Revenue. The increase in net revenue was due to the double-digit growth in our Miami and Los Angeles markets primarily in local and network revenue. Additionally, the New York and Chicago markets had low-single digit growth mainly from an increase in local and network revenue. We entered into two network revenue contracts in the fourth quarter of 2003, which are generating significant increases in network revenue. Offsetting these increases was a decrease in the Puerto Rico market mainly in local revenue and promotional events.

      Station Operating Expenses. The increase in station operating expenses was primarily due to the investments made in our Los Angeles and New York programming departments. Other expenses that increased were the provision for doubtful accounts, advertising and other selling expenses. These increases were offset by decreases in: (a) national commissions due to a lower commission structure, (b) stock-based programming expense related to the warrants issued in connection with our acquisition of KXOL-FM and (c) trade expense due to a decrease in trade advertising in our Los Angeles and New York markets.

      Station Operating Income. The increase in station operating income and station operating income margin was due to the 10% net revenue growth compared to only a 5% increase in station operating expenses.

      Corporate Expenses. The decrease in corporate expenses resulted mainly from a significant decrease in legal and professional fees related to various lawsuits and other legal matters of the prior year.

      Adjusted EBITDA. The increase in Adjusted EBITDA was primarily attributed to the increase in station operating income and decrease in corporate expenses.

      Operating Income from Continuing Operations. The increase in operating income from continuing operations was primarily attributed to the increase in Adjusted EBITDA.

      Interest Expense, Net. The increase in interest expense, net, was due to interest incurred on the $125.0 million senior secured credit facility term loan that was entered into on October 30, 2003.

      Income Taxes. The income tax expense was a result of applying our estimated effective tax rate for the full year of approximately 166% to our pre-tax income from continuing operations. The increase in income tax expense was due to an increase in our estimated effective book tax rate, over the prior year, primarily due to the additional tax amortization of FCC licenses as a result of our acquisition of KXOL-FM in October 2003. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our estimated effective book tax rate is impacted by a full valuation allowance on our deferred tax assets.

      Discontinued Operations, Net of Taxes. We determined that the pending sale of our station KPTI-FM, serving the San Francisco, California market, met the criteria in accordance with SFAS No. 144 to classify its operations as discontinued operations. Consequently, the station’s results from operations for the three months ended June 30, 2003 and 2004 have been classified as discontinued operations.

      Net Income (loss). The decrease in net income (loss) was primarily due to the increase in our estimated effective tax rate for the full year of 166%, which was applied to our pre-tax income from continuing operations.

Comparison Analysis of the Operating Results for the Six Months Ended June 30, 2003 and 2004 and Non-GAAP Measures Reconciliation.

      The following summary table presents a comparison of our results of operations for the six months ended June 30, 2003 and 2004 with respect to certain of our key financial measures, as well as a reconciliation of the difference between each non-GAAP financial measure and the comparable GAAP financial measure. The changes illustrated in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six Months Ended
	June 30,		Change

	2003	2004	$	%

	(In thousands)
Net revenue	$64,458	$69,524	5,066	8%
Station operating expenses (Engineering, Programming, Selling and G & A expenses)	38,624	40,567	1,943	5%

Station operating income (formerly broadcast cash flow)	25,834	28,957	3,123	12%
Corporate expenses	9,181	6,227	(2,954)	(32)%

Adjusted EBITDA	16,653	22,730	6,077	36%
Depreciation and amortization	1,466	1,646	180	12%

Operating income from continuing operations	15,187	21,084	5,897	39%
Interest expense, net	(17,429)	(20,438)	(3,009)	17%
Other income, net	223	255	32	14%
Income tax (benefit) expense	(2,122)	1,498	3,620	(171)%
Discontinued operations, net	(115)	10,889	11,004	(9569)%

Net income (loss)	$(12)	$10,292	10,304	(85867)%

Station operating income margin	40.1%	41.7%

      Net Revenue. The increase in net revenue was due to the double-digit growth in our Miami and Los Angeles markets primarily in local and network revenue. Additionally, the Chicago market had mid-single digit growth mainly from an increase in local and network revenue. We entered into two network revenue contracts in the fourth quarter of 2003, which are generating significant increases in network revenue. Offsetting these increases were decreases in the New York and Puerto Rico markets mainly in national and local revenue and promotional events.

      Station Operating Expenses. The increase in station operating expenses was primarily due to the investments made in our Los Angeles and New York programming departments. Other expenses that increased were compensation, transmitter rent, other selling expenses and insurance due to higher premiums. These increases were offset by decreases in: (a) local and national commissions due to lower commission structures, (b) stock-based programming expense related to the warrants issued in connection with our acquisition of KXOL-FM, (c) advertising and promotional expenses due to a decrease in promotional events and less advertising in our core markets and (d) professional fees related to a decrease in legal fees related to our stations’ operations.

      Station Operating Income. The increase in station operating income and station operating income margin was due to the 8% net revenue growth compared to only a 5% increase in station operating expenses.

      Corporate Expenses. The decrease in corporate expenses resulted mainly from a significant decrease in legal and professional fees related to various lawsuits and other legal matters of the prior year.

      Adjusted EBITDA. The increase in Adjusted EBITDA was primarily attributed to the increase in station operating income and decrease in corporate expenses.

      Operating Income from Continuing Operations. The increase in operating income from continuing operations was primarily attributed to the increase in Adjusted EBITDA.

      Interest Expense, Net. The increase in interest expense, net, was due to interest incurred on the $125.0 million senior secured credit facility term loan that was entered into on October 30, 2003.

      Income Taxes. The income tax expense was a result of applying our estimated effective tax rate for the full year of approximately 166% to our pre-tax income from continuing operations. The increase in income tax expense was due to an increase in our estimated effective book tax rate, over the prior year, primarily due to the additional tax amortization of FCC licenses as a result of our acquisition of KXOL-FM in October 2003. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our estimated effective book tax rate is impacted by a full valuation allowance on our deferred tax assets.

      Discontinued Operations, Net of Taxes. We determined that the sale of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, and the pending sale of our KPTI-FM station serving the San Francisco, California market, all met the criteria, in accordance with SFAS No. 144, to classify their respective operations as discontinued operations. Consequently, these stations’ results from operations for the six months ended June 30, 2003 and 2004 have been classified as discontinued operations. The increase in discontinued operations, net of taxes was mainly attributable to the $11.3 million gain recognized on the sale of our KLEY-FM and KSAH-AM stations, net of closing costs and taxes on the sale.

      Net Income. The increase in net income was primarily due to the increase in discontinued operations, net of taxes, related to the $11.3 million gain on the sale of radio stations KLEY-FM and KSAH-AM.

Liquidity and Capital Resources

      Our primary source of liquidity is cash on hand and cash provided by operations and, to the extent necessary, undrawn commitments that are available under a $10.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the indentures governing our senior subordinated notes, the certificates of designations governing our preferred stock and the credit agreement governing our senior secured credit facilities. Additionally, the indentures, certificates of designations and credit agreement place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $45.6 million and $63.2 million as of December 31, 2003 and June 30, 2004, respectively.

      The following summary table presents a comparison of our capital resources for the six month periods ended June 30, 2003 and 2004, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six Months Ended
	June 30,		Change

	2003	2004	$

	(In thousands)
Capital expenditures	$1,990	$1,350	(640)

Net cash flows used in operating activities	$(145)	$(4,195)	(4,050)
Net cash flows (used in) provided by investing activities	(39,502)	22,880	62,382
Net cash flows used in financing activities	(102)	(1,048)	(946)

Net (decrease) increase in cash and cash equivalents	$(39,749)	$17,637

      Net Cash Flows Used In Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the increase in cash paid to vendors, suppliers and employees and for interest, causing the decrease in working capital balances.

      Net Cash Flows (Used In) Provided By Investing Activities. Changes in our net cash flows from investing activities were primarily a result of the proceeds received from the sale of radio stations KLEY-FM and KSAH-AM in January 2004, proceeds used to acquire radio stations WDEK-FM, WKIE-FM and WKIF-FM in April 2003, and a deposit made in March 2003 for the acquisition of KXOL-FM, which was completed in October 2003.

      Net Cash Flows Used in Financing Activities. Changes in our net cash flows from financing activities were primarily a result of the additional offering costs related to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock and financing costs related to our $135.0 million senior secured credit facilities, and the principal payment made on the senior secured credit facility term loan during the six month period ended June 30, 2004.

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

      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate and if available, will obtain financing by issuing debt or stock.

      We are required to maintain financial covenant ratios under our senior secured credit facilities as follows: (i) Consolidated EBITDA minimum, (ii) Consolidated Fixed Charge Coverage Ratio, (iii) Consolidated Leverage Ratio, (iv) Consolidated Interest Coverage Ratio and (v) Consolidated Senior Secured Debt Ratio, all as defined in the credit agreement, solely for the purpose of determining compliance with the covenants. The credit agreement requiring compliance with these financial covenants states that the calculations must be based on generally accepted accounting principles promulgated by the Financial Accounting Standards Board. We are in compliance with all covenants under our senior secured credit facilities and all other debt instruments as of June 30, 2004 and expect to be in compliance in the foreseeable future.

      On October 2, 2003, we entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (“Three Point Media”) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. On February 3, 2004, we terminated the agreement; however, on April 15, 2004, we reinstated the agreement and entered into an amendment to the asset purchase agreement and a time brokerage agreement under which Three Point Media has been broadcasting its programming on KPTI-FM. In connection with this amendment, Three Point Media made an additional $0.5 million deposit on the purchase price. We intend to close on the sale of the assets of radio station KPTI-FM in September 2004; however, there cannot be any assurance that the sale will be completed. In addition, pursuant to the credit agreement governing our senior secured credit facilities, a portion (approximately $25.2 million) of the proceeds received from the sale of KPTI-FM, when and if completed, must be offered to the noteholders to repay a portion of our borrowings under the senior credit facilities. Therefore, after the reinstatement of the KPTI-FM asset purchase agreement in the second quarter, the Company determined to reclassify approximately $25.2 million from long-term debt to current debt.

      On July 26, 2004, we entered into an asset purchase agreement with Newsweb Corporation to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the suburban Chicago, Illinois market, for a cash purchase price of $28.0 million. In connection with this agreement, Newsweb Corporation made a $1.4 million deposit on the purchase price, which is being held in escrow. The agreement contains customary representations and warranties and the closing of the sale is subject to the satisfaction of certain conditions, including renewal of the FCC licenses and receipt of regulatory approval from the FCC. We intend to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM; however, there cannot be any assurance that the sale will be completed.

      We continuously review opportunities to acquire additional radio stations and sell non-core radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. We currently have no written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these sources. However, there can be no assurance that financing from any of these sources, if necessary and available, can be obtained on favorable terms for future acquisitions.

      During the six months ended June 30, 2004, we entered into various contractual obligations related to production services agreements, syndication agreements and employee agreements. We expect our unrecorded obligations to increase by approximately $5.5 million, $5.5 million, $5.8 million, $4.7 million, $4.7 million and $0.8 million for the fiscal years ended 2004, 2005, 2006, 2007, 2008 and 2009 from what was previously disclosed in our Form 10-K for 2003.

New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS No. 148). SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Among other items, SFAS No. 148 allows companies adopting SFAS No. 123 to utilize one of three alternative transition methods, one of which was a “prospective method”, as defined, that was only available if adopted during 2003. To date, the Company has not adopted SFAS No. 123 utilizing any of the transition methods of SFAS No. 148. On March 31, 2004, the FASB issued an exposure draft on a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entities that used the fair-value based method of accounting under the original provisions of SFAS No. 123, for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed statement may have on its consolidated financial position, cash flows and results of operations.

      In December 2003, FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our substantial amount of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured credit facilities and Series B preferred stock;

•	We will require a significant amount of cash to service our debt and to make cash dividend payments under the Series B preferred stock after October 15, 2008;

•	We may not have the funds to repay or the ability to refinance our senior secured credit facilities or 9 5/8% senior subordinated notes due 2009;

•	Our ability to generate cash is affected by many factors beyond our control;

•	Any acceleration of our debt or event of default would harm our business and financial condition;

•	Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further intensify some of the risks described above;

•	The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests;

•	The terms of our debt and Series B preferred stock impose or will impose restrictions on us that may adversely affect our business;

•	The restrictions imposed by our debt may prevent us from paying cash dividends on the Series B preferred stock after October 15, 2008 and exchanging the Series B preferred stock for exchange notes;

•	We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by the Series B preferred stock;

•	We may not complete the pending sales of our radio stations;

•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, the market price of our common stock may be adversely affected which in turn may adversely affect our ability to raise capital;

•	Our operating results could be adversely affected by a national or regional recession;

•	A large portion of our net revenue and station operating income currently comes from our New York, Los Angeles and Miami markets;

•	Loss of any key personnel could adversely affect our business;

•	Our long-term growth depends upon successfully executing our acquisition strategy;

•	Raúl Alarcón, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS;

•	We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry for us to remain competitive;

•	Our business depends on maintaining our FCC licenses and we cannot assure you that we will be able to maintain these licenses;

•	We may face regulatory review for additional acquisitions;

•	The market price of our shares of Class A common stock may fluctuate significantly; and

•	Current or future sales by existing or future stockholders could depress the market price of our Class A common stock.

      Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on our results of operations for the three- and six-months ended June 30, 2003 and 2004, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

      Our primary market risk is a change in interest rates associated with borrowings under our senior secured credit facilities. Advances under the senior secured credit facilities bear base rate or eurodollar rate interest (in each case subject to applicable margins), as applicable, which vary in accordance with prevailing economic conditions. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At June 30, 2004, all of our debt, other than our $124.4 million senior secured credit facility term loan, had fixed interest rates. If variable interest rates average 10% higher in 2004 than they did during 2003, our variable interest expense would increase by approximately $0.6 million, compared to a variable annualized estimated $5.5 million for 2003 measured as of December 31, 2003. If interest rates average 10% lower in 2004 than they did during 2003, our interest income from cash and investment balances would decrease by approximately $0.1 million, compared to a variable annualized estimated $0.5 million for 2003 measured as of December 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2003. There has been no material change in our market risk position since December 31, 2003.

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

      From time to time the Company is involved in litigation incidental to the conduct of its business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on the Company’s business, operating results or financial position.

      On June 12, 2002, the Company filed a lawsuit in the United States District Court for the Southern District of Florida against Clear Channel Communications (“Clear Channel”) and Hispanic Broadcasting Corporation (“HBC”), and filed an amended complaint on July 31, 2002. The lawsuit asserts federal and state antitrust law violations and other state law claims and alleges that Clear Channel and HBC have adversely affected the Company’s ability to raise capital, depressed its share price, impugned its reputation, made station acquisitions more difficult and interfered with its business opportunities and contractual arrangements. In the amended complaint, the Company sought actual damages in excess of $500.0 million, to be trebled under antitrust law.

      Both defendants moved to dismiss the amended complaint, and on January 31, 2003, the Court granted defendants’ motions for failure to adequately allege antitrust injury and dismissed the federal court claims with prejudice and dismissed the state court claims for lack of federal court jurisdiction in light of the dismissal of the federal court claims. The Company filed a motion for reconsideration of that opinion and asked for leave to file a proposed second amended complaint, which contains additional economic analysis and factual detail based upon the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which seeks damages in an amount to be determined at trial. On August 6, 2003, the District Court denied the Company’s motion for reconsideration. On September 5, 2003, the Company filed an appeal to the 11th Circuit Court of Appeals of the District Court’s decisions dated January 31, 2003 and August 6, 2003. The briefing on that appeal was completed in December 2003, oral argument occurred in Miami on February 26, 2004 and the Eleventh Circuit affirmed the District Court decision on June 30, 2004.

      As reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, in connection with the Company’s sale of WXLX-AM in 1997, the Company assigned the lease of the transmitter for WXLX in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX has been sold, the Company retains potential exposure to possible environmental liabilities relating to the transmitter site (the “Transmitter Property”). On September 12, 2002, the landlords of the property, Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company (the “Property Owners”), received a notice from the New Jersey Meadowlands Commission (“NJMC”) indicating that it was planning to redevelop the lands which include the Transmitter Property and offering compensation to the Property Owners for the purchase of the Transmitter Property.

      On December 4, 2002, the NJMC filed a Verified Complaint in condemnation in the Superior Court of New Jersey, Bergen County, against the Property Owners to acquire the Transmitter Property. The Transmitter Property is one of a number of sites that the NJMC is acquiring for a redevelopment project. Many of these sites (owned both publicly and privately) were used for landfill operations including the Transmitter Property. The Company is named as a defendant in the litigation (the “Action”) by virtue of its interest of record in the Transmitter Property as a former leaseholder prior to the aforementioned lease assignment.

      A settlement agreement has been entered in the Court record resolving the compensation to be paid to the Property Owners (the “Settlement Agreement”), and providing for waiver of claims for landfill closure costs against the Property Owners. While the Settlement Agreement reserved the NJMC’s claims for environmental remediation against the other parties, including the Company, the Settlement Agreement further stipulates that the NJMC’s developer will agree to indemnify and insure (under policies expiring on December 31, 2021 and providing coverage in the amount of $50.0 million) such other parties (including the Company) against claims for remediation of environmental contamination while also providing for the discontinuance of the Action.

      The principal terms of the Settlement Agreement and insurance have been resolved and a proposed final Consent Judgment implementing the Settlement Agreement is pending before the Court and is expected to be entered prior to the end of the year.

Item 4.	Submission of Matters to a Vote of Security Holders

      The election of our board of directors was submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the annual meeting of stockholders held on June 30, 2004.

Directors	Votes For	Votes Against/Withheld

Raúl Alarcón, Jr.	263,412,068	9,121,259
Pablo Raúl Alarcón, Sr.	260,845,833	11,687,494
Antonio S. Fernandez	272,006,215	527,112
Dan Mason	271,302,016	1,231,311
Jason L. Shrinsky	263,018,780	9,514,547
Jose A. Villamil	272,032,793	500,534

      There were no broker non-votes.

Item 5.	Other Information

      On July 26, 2004, we entered into an asset purchase agreement with Newsweb Corporation to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the suburban Chicago, Illinois market, for a cash purchase price of $28.0 million. In connection with this agreement, Newsweb Corporation made a $1.4 million deposit on the purchase price, which is being held in escrow. The agreement contains customary representations and warranties and the closing of the sale is subject to the satisfaction of certain conditions, including renewal of the FCC licenses and receipt of regulatory approval from the FCC. We intend to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM; however, there cannot be any assurance that the sale will be completed.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

3.4	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).
4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4).
4.5	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999).
4.9	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001).
4.10	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
10.1	Nonqualified Stock Option Agreement dated June 30, 2004 between the Company and Antonio S. Fernandez.
10.2	Nonqualified Stock Option Agreement dated June 30, 2004 between the Company and Jose A. Villamil.
10.3	Amendment dated as of April 15, 2004 to the Asset Purchase Agreement dated as of October 2, 2003, by and among the Company, Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media – San Francisco, LLC.
10.4	Time Brokerage Agreement dated as of April 15, 2004, by and among the Company, Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media – San Francisco, LLC.
10.5	Asset Purchase Agreement dated as of July 26, 2004 by and among Newsweb Corporation, an Illinois corporation, and Spanish Broadcasting System of Illinois, Inc., a Delaware corporation.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The Company filed the following report on Form 8-K during the three months ended June 30, 2004:

(i) a current report on Form 8-K on May 5, 2004 to report that on May 5, 2004 the Company issued a press release announcing its first quarter fiscal year 2004 financial results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

BY:	/s/ JOSEPH A. GARCíA

JOSEPH A. GARCíA
Executive Vice President, Chief
Financial Officer and Secretary (principal
financial and accounting officer and duly
authorized officer of the registrant)

Date: August 9, 2004

      (a) Exhibits —

3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
3.4	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1).
4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4).
4.5	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999).
4.9	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001).
4.10	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
10.1	Nonqualified Stock Option Agreement dated June 30, 2004 between the Company and Antonio S. Fernandez.
10.2	Nonqualified Stock Option Agreement dated June 30, 2004 between the Company and Jose A. Villamil.

10.3	Amendment dated as of April 15, 2004 to the Asset Purchase Agreement dated as of October 2, 2003, by and among the Company, Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media – San Francisco, LLC.
10.4	Time Brokerage Agreement dated as of April 15, 2004, by and among the Company, Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media – San Francisco, LLC.
10.5	Asset Purchase Agreement dated as of July 26, 2004 by and among Newsweb Corporation, an Illinois corporation, and Spanish Broadcasting System of Illinois, Inc., a Delaware corporation.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.