Form 10-Q
period 2004-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2004-11-09
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2004, 39,656,755 shares of Class A common stock, par value $.0001 per share, and 25,105,150 shares of Class B common stock, par value $.0001 per share, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,609	$106,009
Net receivables	25,567	29,566
Other current assets	3,482	2,298
Assets held for sale (note 4 and 5)	25,906	86,939

Total current assets	100,564	224,812
Property and equipment, net	24,558	22,349
Intangible assets, net	705,251	618,430
Deferred financing costs, net	11,461	10,136
Other assets	448	683

	$842,282	$876,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of the senior credit facilities term loan due 2009 (note 5)	$1,250	$124,063
Current portion of other long-term debt	227	3,186
Accounts payable and accrued expenses	18,822	16,527
Accrued interest	6,370	13,576
Deposits on the sale of a station	1,500	—
Deferred commitment fee	—	544

Total current liabilities	28,169	157,896
Senior credit facilities term loan due 2009, less current portion	123,750	—
9 5/8% senior subordinated notes due 2009, net	325,246	326,155
Other long-term debt, less current portion	3,721	593
Deferred income taxes	68,354	73,948

Total liabilities	549,240	558,592

Cumulative exchangeable redeemable preferred stock:
10 3/4 Series B cumulative exchangeable redeemable preferred stock, $0.01 par value. Authorized 280,000 shares, 75,000 issued and outstanding at December 31, 2003 and 80,880 issued and outstanding at September 30, 2004	76,366	82,692

Stockholders’ equity:
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 37,087,355 shares issued and outstanding at December 31, 2003, 39,656,755 shares issued and outstanding at September 30, 2004	3	3
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 27,605,150 shares issued and outstanding at December 31, 2003, 25,105,150 shares issued and outstanding at September 30, 2004	3	3
Additional paid-in capital	443,961	444,039
Accumulated deficit	(227,291)	(208,919)

Total stockholders’ equity	216,676	235,126

	$842,282	$876,410

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

	(In thousands, except per share data)
Net revenue	$35,700	$41,127	$100,158	$110,651

Operating expenses:
Engineering	940	1,034	2,787	3,297
Programming	4,914	7,063	14,857	19,749
Stock-based programming	1,321	—	2,943	—
Selling	8,616	9,884	26,487	27,586
General and administrative	3,269	3,753	10,610	11,670
Corporate expenses	4,570	2,943	13,751	9,170
Depreciation and amortization	651	798	2,117	2,443

Total operating expenses	24,281	25,475	73,552	73,915

Operating income from continuing operations	11,419	15,652	26,606	36,736

Other (expense) income:
Interest expense, net	(8,826)	(10,437)	(26,256)	(30,875)
Other, net	2,643	14	2,866	270

Income from continuing operations before income taxes and discontinued operations	5,236	5,229	3,216	6,131
Income tax expense	7,410	8,462	5,287	9,960

Loss from continuing operations before discontinued operations	(2,174)	(3,233)	(2,071)	(3,829)
(Loss) income on discontinued operations, net of tax	(225)	17,638	(340)	28,527

Net (loss) income	$(2,399)	$14,405	$(2,411)	$24,698

Dividends on preferred stock	—	(2,164)	—	(6,326)

Net (loss) income applicable to common stockholders	$(2,399)	$12,241	$(2,411)	$18,372

Basic and diluted loss per common share:
Net loss per common share before discontinued operations:
Basic and Diluted	$(0.04)	$(0.08)	$(0.03)	$(0.16)
Net income (loss) per common share for discontinued operations:
Basic and Diluted	$—	$0.27	$(0.01)	$0.44
Net (loss) income per common share:

Basic and Diluted	$(0.04)	$0.19	$(0.04)	$0.28

Weighted average common shares outstanding
Basic	64,684	64,756	64,683	64,722

Diluted	64,684	64,962	64,683	65,095

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2004

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,411)	$24,698
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	340	(28,527)
Stock-based programming expense	2,943	—
(Income ) loss on disposal of assets	(151)	58
Depreciation and amortization	2,117	2,443
Net barter income	(381)	(348)
Provision for trade doubtful accounts	122	682
Amortization of debt discount	806	909
Amortization of deferred financing costs	961	1,491
Deferred income taxes	4,903	9,809
Amortization of deferred commitment fee	(466)	(56)
Changes in operating assets and liabilities:
Increase in receivables	(1,244)	(5,341)
(Increase) decrease in other current assets	(3)	1,022
Increase in other assets	(1,184)	(254)
Increase (decrease) in accounts payable and accrued expenses	374	(3,735)
Increase (decrease) in accrued interest	8,327	7,206
Increase in deferred commitment fee	—	600

Net cash provided by continuing operations	15,053	10,657
Net cash provided by discontinued operations	379	1,565

Net cash provided by operating activities	15,432	12,222

Cash flows from investing activities:
Proceeds from sale of assets of discontinued operations	595	—
Proceeds from sale of assets	44	—
Proceeds from a sale of radio stations, net of closing cost	—	51,924
Advances on purchase price of radio stations	(15,283)	(234)
Acquisition of radio stations	(22,356)	—
Additions to property and equipment	(2,364)	(2,318)
Additions to property and equipment of discontinued operations	(149)	—

Net cash (used in) provided by investing activities	(39,513)	49,372

Cash flows from financing activities:
Increase in deferred offering costs	(432)	(375)
Increase in deferred financing costs	(182)	(166)
Proceeds from Class A stock options exercised	23	453
Repayment of senior credit facilities	—	(938)
Repayment of other long-term debt	(154)	(168)

Net cash used in financing activities	(745)	(1,194)

Net (decrease) increase in cash and cash equivalents	(24,826)	60,400
Cash and cash equivalents at beginning of period	71,430	45,609

Cash and cash equivalents at end of period	$46,604	$106,009

Supplemental cash flow information:
Interest paid	$16,572	$21,733

Income taxes paid	$191	$337

Non-cash financing and investing activities:
Accrual and/or issuance of preferred stock as payment of preferred stock dividends	$—	$6,326

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 31, 2003 and September 30, 2004, and for the three-and nine-month periods ended September 30, 2003 and 2004 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2003 included in the Company’s fiscal year 2003 Annual Report on Form 10-K.

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

      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results for a full year.

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

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2004

			Non-
		Guarantor	Guarantor
Condensed Consolidating Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$82,975	18,950	4,084	—	106,009
Net receivables	—	28,568	998	—	29,566
Other current assets	483	1,480	335	—	2,298
Assets held for sale	—	(2,157)	89,096	—	86,939

Total current assets	83,458	46,841	94,513	—	224,812
Property and equipment, net	1,355	14,199	6,795	—	22,349
Intangible assets, net	234	10,959	607,237	—	618,430
Deferred financing costs, net	10,136	—	—	—	10,136
Investment in subsidiaries and intercompany	753,823	320,229	(641,749)	(432,303)	—
Other assets	219	463	1	—	683

	$849,225	392,691	66,797	(432,303)	876,410

Current portion of long-term debt	124,063	60	3,126	—	127,249
Accounts payable and accrued expenses	2,951	9,558	4,018	—	16,527
Accrued interest	13,571	5	—	—	13,576
Deposit on the sale of station	—	—	—	—	—
Deferred commitment fee	544	—	—	—	544

Total current liabilities	141,129	9,623	7,144	—	157,896
Long-term debt	326,155	593	—	—	326,748
Deferred income taxes	64,123	—	9,825	—	73,948

Total liabilities	531,407	10,216	16,969	—	558,592

Preferred Stock	82,692	—	—	—	82,692
Common stock	6	—	1	(1)	6
Additional paid-in capital	444,039	—	94,691	(94,691)	444,039
Accumulated deficit	(208,919)	382,475	(44,864)	(337,611)	(208,919)

Stockholders’ equity	235,126	382,475	49,828	(432,303)	235,126

	$849,225	392,691	66,797	(432,303)	876,410

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	33,114	2,586	—	35,700
Station operating expenses	—	17,078	1,982	—	19,060
Corporate expenses	4,570	—	120	(120)	4,570
Depreciation and amortization	104	469	78	—	651

Operating income from continuing operations	(4,674)	15,567	406	120	11,419
Interest (expense) income, net	(7,496)	1	(1,331)	—	(8,826)
Other (expense) income, net	(14)	2,777	—	(120)	2,643
Equity in net earnings of subsidiaries	(17,009)	—	—	17,009	—
Income tax expense	7,224	142	44	—	7,410
Loss on discontinued operations, net of tax	—	(225)	—	—	(225)

Net (loss) income	$(2,399)	17,978	(969)	(17,009)	(2,399)

	For the Three Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	38,532	2,595	—	41,127
Station operating expenses	—	19,710	2,024	—	21,734
Corporate expenses	2,943	—	120	(120)	2,943
Depreciation and amortization	98	570	130	—	798

Operating income from continuing operations	(3,041)	18,252	321	120	15,652
Interest expense, net	(9,127)	—	(1,310)	—	(10,437)
Other income (expense), net	10	124	—	(120)	14
Equity in net earnings of subsidiaries	(34,981)	—	—	34,981	—
Income tax expense	8,418	—	44	—	8,462
Income on discontinued operations, net of tax	—	603	17,035	—	17,638

Net income (loss)	$14,405	18,979	16,002	(34,981)	14,405

Dividend on preferred stock	(2,164)	—	—	—	(2,164)

Net income (loss) applicable to common stockholders	$12,241	18,979	16,002	(34,981)	12,241

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	92,229	7,929	—	100,158
Station operating expenses	—	51,567	6,117	—	57,684
Corporate expenses	13,751	—	360	(360)	13,751
Depreciation and amortization	284	1,505	328	—	2,117

Operating income from continuing operations	(14,035)	39,157	1,124	360	26,606
Interest expense, net	(22,247)	(1)	(4,008)	—	(26,256)
Other (expense) income, net	(14)	3,240	—	(360)	2,866
Equity in net earnings of subsidiaries	(38,814)	—	—	38,814	—
Income tax expense	4,929	223	135	—	5,287
Loss on discontinued operations, net of tax	—	(340)	—	—	(340)

Net (loss) income	$(2,411)	41,833	(3,019)	(38,814)	(2,411)

	For the Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	102,866	7,785	—	110,651
Station operating expenses	—	56,252	6,050	—	62,302
Corporate expenses	9,170	—	360	(360)	9,170
Depreciation and amortization	288	1,772	383	—	2,443

Operating income from continuing operations	(9,458)	44,842	992	360	36,736
Interest expense, net	(26,915)	—	(3,960)	—	(30,875)
Other income (expense), net	177	376	77	(360)	270
Equity in net earnings of subsidiaries	(70,702)	—	—	70,702	—
Income tax expense	9,808	20	132	—	9,960
Income on discontinued operations, net of tax	—	(273)	28,800	—	28,527

Net Income (loss)	$24,698	44,925	25,777	(70,702)	24,698

Dividend on preferred stock	(6,326)	—	—	—	(6,326)

Net income (loss) applicable to common stockholders	$18,372	44,925	25,777	(70,702)	18,372

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities	$(28,457)	49,917	(6,028)	—	15,432

Cash flow from investing activities	$2,421	(2,672)	(21,427)	(17,835)	(39,513)

Cash flow from financing activities	$(591)	(46,305)	28,316	17,835	(745)

	For the Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flow from operating activities	$(31,404)	46,371	(2,745)	—	12,222

Cash flow from investing activities	$90,901	(471)	51,767	(92,825)	49,372

Cash flow from financing activities	$(1,025)	(45,290)	(47,704)	92,825	(1,194)

3.	New Accounting Pronouncements

      In October 2004, the FASB announced that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on the results of its operations.

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

4.	Sale of Stations Classified as Discontinued Operations

      On September 18, 2003, the Company entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. On January 30, 2004, the Company completed the sale of the assets of these radio stations consisting of $11.3 million of intangible assets, net, and $0.6 million of property and equipment. The Company recognized a gain of approximately $11.8 million, net of closing costs and taxes on the sale.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      On October 2, 2003, the Company entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (“Three Point Media”) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. On February 3, 2004, the Company terminated the agreement; however, on April 15, 2004, the Company reinstated the agreement and entered into an amendment to the asset purchase agreement and a time brokerage agreement under which Three Point Media has been broadcasting its programming on KPTI-FM. In connection with this amendment, Three Point Media made an additional $0.5 million deposit on the purchase price. On September 24, 2004, the Company completed the sale of the assets of these radio stations consisting of $12.0 million of intangible assets, net, and $0.3 million of property and equipment. The Company recognized a gain of approximately $17.0 million, net of closing costs and taxes on the sale.

      The Company determined that since the Company was eliminating all significant revenues and expenses generated in these markets served, that sales of these stations met the criteria in accordance with SFAS No. 144 to classify the stations’ assets as held for sale and their respective operations as discontinued operations. The results of operations in the current year and prior year periods of these stations have been classified as discontinued operations in the condensed consolidated statements of operations. Discontinued operations had net revenues of $1.3 million and $0.4 million and generated income before gain on sale and income taxes of $0.3 million and $0.2 million for the three-months ended September 30, 2003 and 2004, respectively. Additionally, discontinued operations had net revenues of $3.7 million and $0.8 million and generated income before gain on sale and income taxes of $0.4 million and $0.0 million for the nine-months ended September 30, 2003 and 2004, respectively.

      In addition, pursuant to the credit agreement governing our senior secured credit facilities, one-half of the net cash proceeds received from these sales was offered to the noteholders to repay our borrowings under the senior credit facilities, but the prepayment was rejected.

5.	Sale of Stations not Classified as Discontinued Operations

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

      On August 17, 2004, the Company entered into an asset purchase agreement with Styles Media Group to sell the assets of radio stations KZAB-FM and KZBA-FM, serving the Southern California market, for a cash purchase price of $120.0 million. In connection with this agreement, Styles Media Group made a $6.0 million deposit on the purchase price, which is being held in escrow. The Company intends to sell the assets of radio stations KZAB-FM and KZBA-FM; however, there cannot be any assurance that the sale will be completed.

      The Company determined that since the Company was not eliminating all significant revenues and expenses generated in these markets, the pending sales of these stations did not meet the criteria in accordance with SFAS No. 144 to classify the stations’ operations as discontinued operations. However, the Company did reclassify the stations’ assets as held for sale in accordance with SFAS No. 144. On September 30, 2004, the Company had assets held for sale consisting of $84.9 million of intangible assets, net, and $2.0 million of property and equipment for radio stations WDEK-FM, WKIE-FM and WKIF-FM and KZAB-FM and KZBA-FM. In addition, pursuant to the credit agreement governing our senior secured credit facilities, the

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

net cash proceeds received from these sales, when and if completed, must be offered to the noteholders to repay our borrowings under the senior credit facilities. Therefore, the Company reclassified the senior credit facilities balance from long-term debt to current debt.

6.	Subsequent Events

Merger Agreement

      On October 5, 2004, the Company entered into a merger agreement with Infinity Media Corporation (“Infinity”), Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (“SBS Bay Area”), pursuant to which Infinity SF will merge with and into SBS Bay Area, and SBS Bay Area will be the surviving entity. Upon the closing of the merger, SBS Bay Area will continue to be a wholly-owned subsidiary of SBS and will acquire all of the rights and obligations of Infinity SF, including the FCC license of Infinity SF for radio station 93.3 FM, serving the San Francisco and San Jose, California markets. In connection with the merger agreement, in exchange for all of the outstanding shares of capital stock of Infinity SF, the Company will issue to Infinity (i) an aggregate of 380,000 shares of the Series C convertible preferred stock (the “Series C preferred stock”), which are convertible into shares of the Company’s Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of the Series C preferred stock at an exercise price of $300 per share. The merger agreement contains customary representations and warranties and the closing of the merger is subject to certain conditions including receipt of regulatory approval from the FCC and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”). Although the Company intends for the merger to close upon satisfaction of the conditions, there cannot be any assurance that the merger will be completed in a timely manner or at all.

      The Company’s Series C preferred stock to be issued upon consummation of the merger will be issued pursuant to the terms and conditions of a certificate of designation. Upon conversion, each share of Series C preferred stock will convert into twenty fully paid and non-assessable shares of Class A common stock, which shares will be exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering. The shares of Series C preferred stock issuable at the closing of the merger will be convertible into 7,600,000 shares of Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the warrant, will be convertible into an additional 3,800,000 shares of Class A common stock, subject to adjustment.

Stockholder Agreement

      In addition to the merger agreement, SBS, Infinity and Raúl Alarcón, Jr., entered into a stockholder agreement, whereby, among other rights, Infinity was granted (i) a right of first negotiation in the event that the Company decides to transfer to a third party any radio station that it controls in either the New York or Miami markets, and (ii) in the event Raúl Alarcón, Jr. proposes to transfer a number of his shares, that in the aggregate would result in a change of control, a right of first negotiation and a tag-along right. Raúl Alarcón, Jr. is the Chairman of the Board, Chief Executive Officer and President of the Company and holds a majority of the voting control of capital stock of the Company.

Registration Rights Agreement

      Each of the shares of Series C preferred stock, the Class A common stock issuable upon conversion and the warrant to be issued to Infinity will be restricted securities, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. In connection with the merger agreement, the Company will also enter into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if the Company takes certain actions),

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

the Company will file up to three registration statements with the Securities and Exchange Commission (the “SEC”) providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock upon demand of Infinity. Under the terms of the registration rights agreement, the Company has also agreed to grant “piggyback” registration rights to Infinity for registered offerings which include the sale of shares by Raúl Alarcón, Jr. Additionally, the registration rights agreement stipulates that the Company will indemnify Infinity against liability arising in connection with the resale of their shares registered in accordance with the terms of the registration rights agreement.

Local Marketing Agreement

      On October 5, 2004, SBS Bay Area also entered into a local marketing agreement with Infinity SF, pursuant to which SBS Bay Area is permitted to begin broadcasting its programming on radio station 93.3 FM on the fifth day following the expiration or early termination of any waiting period applicable to the merger agreement under HSR. SBS Bay Area will pay Infinity SF $100,000 per month plus the cost of expenses paid by Infinity SF under the local marketing agreement. The local marketing agreement will terminate upon the closing under, or termination of, the merger agreement.

Barter Agreement and Service Agreement

      On October 5, 2004, the Company also entered into operational agreements with affiliates of Infinity. The Company entered into a barter agreement with CBS Broadcasting Inc. (“CBS”) and Viacom Outdoor Inc. (“Viacom”), pursuant to which the Company will provide CBS with advertising airtime on one of its radio stations, in exchange for which, Viacom will provide outdoor displays (such as billboards) promoting the Company’s radio stations. Each of CBS and SBS will be responsible for producing and providing copies of their respective promotional messages.

      The Company also entered into a service agreement with Infinity Broadcasting Corporation (“IBC”), the parent of Infinity, on October 5, 2004, pursuant to which IBC will (a) instruct Infinity Radio Sales, a division of Interep National Radio Sales, Inc., to include Spanish-language radio stations controlled by us when making general market presentations to existing or potential accounts, and (b) cause its national sales group, Infinity Sales and Beyond, to include the Company’s stations whenever Infinity Sales and Beyond makes presentations to advertisers or potential advertisers or their agencies about the benefit of buying time or sponsorships on a group of radio stations. In consideration for IBC’s services, commencing on the date of the closing under the merger agreement, the Company will make monthly payments to IBC of $100,000, for the first twelve months, and $50,000 per month thereafter, until the third anniversary of the closing.

7.	Stock Options and Warrants

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

	September 30,

	2003	2004

Expected life	7 years	7 years
Dividends	None	None
Risk-free interest rate	3.41%	3.79%
Expected volatility	82%	75%

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net income (loss) applicable to common stockholders and net income (loss) per common share would have been adjusted to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2003	2004	2003	2004

Net income (loss) applicable to common stockholders:
As reported	$(2,399)	12,241	$(2,411)	18,372
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,266)	(1,050)	(3,292)	(3,919)

Pro forma net (loss) income	$(3,665)	11,191	$(5,703)	14,453

Net (loss) income per common share:
As reported: Basic and Diluted	$(0.04)	0.19	$(0.04)	0.28
Pro forma: Basic and Diluted	$(0.06)	0.17	$(0.09)	0.22

      In connection with the purchase of KXOL-FM, serving the Los Angeles, California market, the Company issued warrants to purchase an aggregate of 2,700,000 shares of the Company’s Class A common stock. To date, these warrants have not been exercised. The following table summarizes information about these warrants:

	Number of Shares of
	Class A Common
	Stock Underlying	Per Share	Warrant Expiration
Warrant Date of Issue	Warrants	Exercise Price	Date

February 8, 2002	2,000,000	$10.50	February 8, 2005
March 31, 2003	100,000	$6.14	March 31, 2006
April 30, 2003	100,000	$7.67	April 30, 2006
May 31, 2003	100,000	$7.55	May 31, 2006
June 30, 2003	100,000	$8.08	June 30, 2006
July 31, 2003	100,000	$8.17	July 31, 2006
August 31, 2003	100,000	$7.74	August 31, 2006
September 30, 2003	100,000	$8.49	September 30, 2006

	2,700,000

8.	Litigation

      From time to time the Company is involved in litigation incidental to the conduct of its business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on the Company’s business, operating results or financial position.

      As reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, the Company filed a lawsuit in the United States District Court for the Southern District of Florida on June 12, 2002, against Clear Channel Communications (“Clear Channel”) and Hispanic Broadcasting Corporation (“HBC”), and filed an amended complaint on July 31, 2002. The lawsuit asserted federal and state antitrust law violations and other state law claims and alleged that Clear Channel and HBC have adversely affected the Company’s ability to raise capital, depressed its share price, impugned its reputation,

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

made station acquisitions more difficult and interfered with its business opportunities and contractual arrangements. In the amended complaint, the Company sought actual damages in excess of $500.0 million, to be trebled under antitrust law.

      Both defendants moved to dismiss the amended complaint, and on January 31, 2003, the Court granted defendants’ motions for failure to adequately allege antitrust injury and dismissed the federal court claims with prejudice and dismissed the state court claims for lack of federal court jurisdiction in light of the dismissal of the federal court claims. The Company filed a motion for reconsideration of that opinion and asked for leave to file a proposed second amended complaint, which contained additional economic analysis and factual detail based upon the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which sought damages in an amount that was to be determined at trial. On August 6, 2003, the District Court denied the Company’s motion for reconsideration. On September 5, 2003, the Company filed an appeal to the Eleventh Circuit Court of Appeals of the District Court’s decisions dated January 31, 2003 and August 6, 2003. The briefing on that appeal was completed in December 2003, oral argument occurred in Miami on February 26, 2004 and the Eleventh Circuit affirmed the District Court decision on June 30, 2004. The Company did not seek rehearing en banc by the Eleventh Circuit or petition the United States Supreme Court for a writ of certiorari, and therefore the lawsuit is now completed.

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

      On December 4, 2002, the NJMC filed a Verified Complaint in condemnation in the Superior Court of New Jersey, Bergen County, against Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company (the “Property Owners”) to acquire the Transmitter Property. The Transmitter Property is one of a number of sites that the NJMC is acquiring for a redevelopment project. Many of these sites (owned both publicly and privately) were used for landfill operations including the Transmitter Property. The Company was named as a defendant in the litigation by virtue of its interest of record in the Transmitter Property as a former leaseholder prior to the aforementioned lease assignment.

      The litigation has been settled and concluded by the entry on August 31, 2004 of an Amended Order for Final Judgment (“Final Order”). The Final Order provided for the compensation to be paid to the Property Owners, and for waiver of claims for landfill closure costs against the Property Owners. While the Final Order reserved the NJMC’s claims for environmental remediation against the other parties, including the Company, a Settlement Agreement entered in the Court record further stipulated that the NJMC’s redeveloper will agree to indemnify and insure (under policies expiring on December 31, 2021 and providing coverage in the amount of $50.0 million) such other parties (including the Company) against claims for remediation of environmental contamination.

The Company was named as an insured on the aforementioned policy and an Indemnity Agreement proposed by the NJMC’s redeveloper is expected to be consummated prior to the end of this year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are the largest Hispanic-controlled radio broadcasting company in the United States. After giving effect to the proposed pending divestitures and acquisition, we will own and operate 20 radio stations in six of the top-ten Hispanic markets in the United States, including Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco. Our radio stations are located in markets that reach approximately 45% of the U.S. Hispanic population. As part of our operating business, we also operate LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.

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

      The term “station operating income” is defined as Generally Accepted Accounting Principles (“GAAP”) operating income from continuing operations, excluding corporate expenses and depreciation and amortization. Station operating income is one of the metrics used by management to assess the performance of our radio stations. The term “station operating income margin” consists of station operating income divided by net revenue.

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

Comparison Analysis of the Operating Results for the Three Months Ended September 30, 2003 and 2004 and Non-GAAP Measures Reconciliation.

      The following summary table presents a comparison of our results of operations for the three month periods ended September 30, 2003 and 2004 with respect to certain of our key financial measures, as well as a reconciliation of the difference between each non-GAAP financial measure and the comparable GAAP financial measure. The changes illustrated in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	September 30,		Change

	2003	2004	$	%

	(In thousands)
Net revenue	$35,700	$41,127	5,427	15%
Station operating expenses (Engineering, Programming, Selling and G & A expenses)	19,060	21,734	2,674	14%

Station operating income	16,640	19,393	2,753	17%
Corporate expenses	4,570	2,943	(1,627)	(36)%

Adjusted EBITDA	12,070	16,450	4,380	36%
Depreciation and amortization	651	798	147	23%

Operating income from continuing operations	11,419	15,652	4,233	37%
Interest expense, net	(8,826)	(10,437)	(1,611)	18%
Other income, net	2,643	14	(2,629)	(99)%
Income tax expense	7,410	8,462	1,052	14%
(Loss) income on discontinued operations, net	(225)	17,638	17,863	(7,939)%

Net income (loss)	$(2,399)	$14,405	16,804	(700)%

Station operating income margin	46.6%	47.2%

      Net Revenue. The increase in net revenue was due to the double-digit growth in our Miami and New York markets. These markets had increases in all sales categories. Additionally, the Los Angeles and Chicago markets had mid-single digit growth mainly from an increase in local and network revenue. We entered into two network revenue contracts in the fourth quarter of 2003, which have generated significant increases in network revenue.

      Station Operating Expenses. The increase in station operating expenses was primarily due to the investments made in our Los Angeles and New York programming departments. Other expenses that increased were the provision for doubtful accounts, barter, promotional events and other programming expenses. These increases were offset by decreases in: (a) local and national commissions due to lower commission structures and (b) stock-based programming expense related to the warrants issued in connection with our acquisition of KXOL-FM in 2003.

      Station Operating Income. The increase in station operating income and station operating income margin was due to the 15% net revenue growth compared to only a 14% increase in station operating expenses.

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

      Income Taxes. The income tax expense was a result of applying our estimated effective tax rate for the full year of approximately 160% to our pre-tax income from continuing operations. The increase in income tax expense was due to an increase in our estimated effective book tax rate, over the prior year, primarily due to the additional tax amortization of FCC licenses as a result of our acquisition of KXOL-FM in October 2003. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our estimated effective book tax rate is impacted by a full valuation allowance on our deferred tax assets.

      Discontinued Operations, Net of Taxes. We determined that the sale of our station KPTI-FM, serving the San Francisco, California market, met the criteria in accordance with SFAS No. 144 to classify its operations as discontinued operations. Consequently, the station’s results from operations for the three months ended September 30, 2003 and 2004 have been classified as discontinued operations. The increase in discontinued operations, net of taxes was mainly attributable to the $17.0 million gain recognized this quarter on the sale of our KPTI-FM station, net of closing costs and taxes on the sale.

      Net Income (Loss). The increase in net income (loss) was primarily due to the increase in discontinued operations, net of taxes, related to the $17.0 million gain on the sale of radio station KPTI-FM.

Comparison Analysis of the Operating Results for the Nine Months Ended September 30, 2003 and 2004 and Non-GAAP Measures Reconciliation.

      The following summary table presents a comparison of our results of operations for the nine months ended September 30, 2003 and 2004 with respect to certain of our key financial measures, as well as a reconciliation of the difference between each non-GAAP financial measure and the comparable GAAP financial measure. The changes illustrated in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine Months Ended
	September 30,		Change

	2003	2004	$	%

	(In thousands)
Net revenue	$100,158	$110,651	10,493	10%
Station operating expenses
(Engineering, Programming, Selling and G & A expenses)	57,684	62,302	4,618	8%

Station operating income	42,474	48,349	5,875	14%
Corporate expenses	13,751	9,170	(4,581)	(33)%

Adjusted EBITDA	28,723	39,179	10,456	36%
Depreciation and amortization	2,117	2,443	326	15%

Operating income from continuing operations	26,606	36,736	10,130	38%
Interest expense, net	(26,256)	(30,875)	(4,619)	18%
Other income, net	2,866	270	(2,596)	(91)%
Income tax expense	5,287	9,960	4,673	88%
(Loss) income on discontinued operations, net	(340)	28,527	28,867	(8,490)%

Net income (loss)	$(2,411)	$24,698	27,109	(1,124)%

Station operating income margin	42.4%	43.7%

      Net Revenue. The increase in net revenue was due to the double-digit growth in our Miami and Los Angeles markets primarily due to network revenue. Additionally, the Chicago and New York markets had mid-single digit growth mainly from an increase in local and network revenue. We entered into two network revenue contracts in the fourth quarter of 2003, which have generated significant increases in network revenue. Offsetting these increases was a decrease in the Puerto Rico market mainly in local revenue and promotional events.

      Station Operating Expenses. The increase in station operating expenses was primarily due to the investments made in our Los Angeles and New York programming departments. Other expenses that increased were compensation, transmitter rent, barter, provision for doubtful accounts, selling expenses and insurance due to higher premiums. These increases were offset by decreases in: (a) local and national commissions due to lower commission structures, (b) stock-based programming expense related to the warrants issued in connection with our acquisition of KXOL-FM in 2003 and (c) professional fees related to a decrease in legal fees related to our stations’ operations.

      Station Operating Income. The increase in station operating income and station operating income margin was due to the 10% net revenue growth compared to only an 8% increase in station operating expenses.

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

      Income Taxes. The income tax expense was a result of applying our estimated effective tax rate for the full year of approximately 160% to our pre-tax income from continuing operations. The increase in income tax expense was due to an increase in our pre-tax income, over the prior year. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our estimated effective book tax rate is impacted by a full valuation allowance on our deferred tax assets.

      Discontinued Operations, Net of Taxes. We determined that the sale of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, and the sale of our KPTI-FM station serving the San Francisco, California market, all met the criteria, in accordance with SFAS No. 144, to classify their respective operations as discontinued operations. Consequently, these stations’ results from operations for the nine months ended September 30, 2003 and 2004 have been classified as discontinued operations. The increase in discontinued operations, net of taxes was mainly attributable to the $11.8 million gain recognized on the sale of our KLEY-FM and KSAH-AM stations and the $17.0 million gain recognized on the sale of our KPTI-FM station, net of closing costs and taxes, respectively.

      Net Income (Loss). The increase in net income was primarily due to the increase in discontinued operations, net of taxes, related to the $11.8 million gain on the sale of radio stations KLEY-FM and KSAH-AM and $17.0 million gain on the sale of radio stations KPTI-FM.

Liquidity and Capital Resources

      Our primary source of liquidity is cash on hand and cash provided by operations and, to the extent necessary, undrawn commitments that are available under a $10.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the indentures governing our senior subordinated notes, the certificates of designations governing our preferred stock and the credit agreement governing our senior secured credit facilities. Additionally, the indentures, certificates of designations and credit agreement place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $45.6 million and $106.0 million as of December 31, 2003 and September 30, 2004, respectively.

      The following summary table presents a comparison of our capital resources for the nine month periods ended September 30, 2003 and 2004, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine Months Ended
	September 30,		Change

	2003	2004	$

	(In thousands)
Capital expenditures	$2,513	$2,318	(195)

Net cash flows provided by operating activities	$15,432	$12,222	(3,210)
Net cash flows (used in) provided by investing activities	(39,513)	49,372	88,885
Net cash flows used in financing activities	(745)	(1,194)	(449)

Net increase in cash and cash equivalents	$(24,826)	$60,400

      Net Cash Flows Provided By Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the increase in cash paid to vendors, suppliers, employees and for interest, causing the decrease in working capital balances.

      Net Cash Flows (Used In) Provided By Investing Activities. Changes in our net cash flows from investing activities were primarily a result of the proceeds received from the sale of radio stations KLEY-FM and KSAH-AM in January 2004 and KPTI-FM in September 2004, proceeds used to acquire radio stations WDEK-FM, WKIE-FM and WKIF-FM in April 2003, and a deposit made in March 2003 for the acquisition of KXOL-FM, which was completed in October 2003.

      Net Cash Flows Used in Financing Activities. Changes in our net cash flows from financing activities were primarily a result of the additional offering costs related to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock and financing costs related to our $135.0 million senior secured credit facilities, and the principal payment made on the senior secured credit facility term loan during the nine month period ended September 30, 2004.

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

      We are required to maintain financial covenant ratios under our senior secured credit facilities as follows: (i) Consolidated EBITDA minimum, (ii) Consolidated Fixed Charge Coverage Ratio, (iii) Consolidated Leverage Ratio, (iv) Consolidated Interest Coverage Ratio and (v) Consolidated Senior Secured Debt Ratio, all as defined in the credit agreement, solely for the purpose of determining compliance with the covenants. The credit agreement requiring compliance with these financial covenants states that the calculations must be based on generally accepted accounting principles promulgated by the Financial Accounting Standards Board. We are in compliance with all covenants under our senior secured credit facilities and all other debt instruments as of September 30, 2004 and expect to be in compliance in the foreseeable future.

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

      On August 17, 2004, the Company entered into an asset purchase agreement with Styles Media Group to sell the assets of radio stations KZAB-FM and KZBA-FM, serving the Southern California market, for a cash purchase price of $120.0 million. In connection with this agreement, Styles Media Group made a $6.0 million deposit on the purchase price, which is being held in escrow. The Company intends to sell the assets of radio stations KZAB-FM and KZBA-FM; however, there cannot be any assurance that the sale will be completed.

      Pursuant to the credit agreement governing our senior secured credit facilities, the net cash proceeds received from these sales, when and if completed, must be offered to the noteholders to repay our borrowings under the senior credit facilities. Therefore, the Company reclassified the balance due on the senior credit facilities from long-term debt to current debt.

      On October 5, 2004, the Company entered into a merger agreement with Infinity Media Corporation (“Infinity”), Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (“SBS Bay Area”), pursuant to which Infinity SF will merge with and into SBS Bay Area, and SBS Bay Area will be the surviving entity. Upon the closing of the merger, SBS Bay Area will continue to be a wholly-owned subsidiary of SBS and will acquire all of the rights and obligations of Infinity SF including the FCC license of Infinity SF for radio station 93.3 FM, serving the San Francisco and San Jose, California market. In connection with the merger agreement, in exchange for all of the outstanding shares of capital stock of Infinity SF, the Company will issue to Infinity (i) an aggregate of 380,000 shares of the Series C convertible preferred stock (the “Series C preferred stock”), which are convertible into shares of the Company’s Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of the Series C preferred stock at an exercise price of $300 per share. The merger agreement contains customary representations and warranties and the closing of the merger is subject to certain conditions including receipt of regulatory approval from the FCC and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”). Although the Company intends for the merger to close upon satisfaction of the conditions, there cannot be any assurance that the merger will be completed in a timely manner or at all.

      The Company’s Series C preferred stock to be issued upon consummation of the merger will be issued pursuant to the terms and conditions of a certificate of designation. Upon conversion, each share of Series C preferred stock will convert into twenty fully paid and non-assessable shares of Class A common stock, which shares will be exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering. The shares of Series C preferred stock issuable at the closing of the merger will be convertible into 7,600,000 shares of Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the warrant, will be convertible into an additional 3,800,000 shares of Class A common stock, subject to adjustment.

      We continuously review opportunities to acquire additional radio stations and sell non-core radio stations, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. Except as discussed above, we currently have no other written understandings, letters of intent or contracts to acquire radio stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these sources. However, there can be no assurance that financing from any of these sources, if necessary and available, can be obtained on favorable terms for future acquisitions.

      During the nine months ended September 30, 2004, we entered into various contractual obligations related to production services agreements, syndication agreements and employee agreements. We expect our unrecorded obligations to increase by approximately $5.7 million, $5.8 million, $6.2 million, $5.1 million, $4.7 million and $0.8 million for the fiscal years ended 2004, 2005, 2006, 2007, 2008 and 2009 from what was previously disclosed in our Form 10-K for 2003.

New Accounting Pronouncements

      In October 2004, the FASB announced that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on the results of its operations.

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

Disclosure Regarding Forward-Looking Statements

      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	We may not complete the pending sales of our radio stations;

•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, the market price of our common stock may be adversely affected which in turn may adversely affect our ability to raise capital;

•	Our operating results could be adversely affected by a national or regional recession;

•	A large portion of our net revenue and station operating income currently comes from our New York, Los Angeles and Miami markets;

•	Loss of any key personnel could adversely affect our business;

•	Our long-term growth depends upon successfully executing our acquisition strategy;

•	Raúl Alarcón, Jr., Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control of SBS such as a merger or sale of SBS;

•	We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry for us to remain competitive;

•	Our business depends on maintaining our FCC licenses and we cannot assure you that we will be able to maintain these licenses;

•	We may face regulatory review for additional acquisitions and sales;

•	The market price of our shares of Class A common stock may fluctuate significantly;

•	We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities;

•	Current or future sales by existing or future stockholders could depress the market price of our Class A common stock;

•	Future issuances of our Class A common stock including upon exercise of outstanding warrants and conversion of our Series C preferred stock (if and when issued) into Class A common stock, could lower our stock price and impair our ability to raise funds in new offerings.

•	Our substantial amount of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior secured credit facilities and Series B preferred stock;

•	We will require a significant amount of cash to service our debt and to make cash dividend payments under the Series B preferred stock after October 15, 2008;

•	We may not have the funds to repay or the ability to refinance our senior secured credit facilities or 9 5/8% senior subordinated notes due 2009;

•	Our ability to generate cash is affected by many factors beyond our control;

•	Any acceleration of our debt or event of default would harm our business and financial condition;

•	Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt. This could further intensify some of the risks described herein;

•	The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests;

•	The terms of our debt, the Series B preferred stock and the Series C preferred stock (if and when issued) impose or will impose restrictions on us that may adversely affect our business;

•	The restrictions imposed by our debt may prevent us from paying cash dividends on the Series B preferred stock after October 15, 2008 and exchanging the Series B preferred stock for exchange notes;

•	We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by the Series B preferred stock; and

•	The holders of our Series C preferred stock, if and when issued, will have consent rights that may prevent us from engaging in transactions otherwise beneficial to holders of our securities.

      The above forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We believe that inflation has not had a material impact on our results of operations for the three- and nine-months ended September 30, 2003 and 2004, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

      Our primary market risk is a change in interest rates associated with borrowings under our senior secured credit facilities. Advances under the senior secured credit facilities bear base rate or eurodollar rate interest (in each case subject to applicable margins), as applicable, which vary in accordance with prevailing economic conditions. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At September 30, 2004, all of our debt, other than our $124.1 million senior secured credit facility term loan, had fixed interest rates. If variable interest rates average 10% higher in 2004 than they did during 2003, our variable interest expense would increase by approximately $0.6 million, compared to a variable annualized estimated $5.5 million for 2003 measured as of December 31, 2003. If interest rates average 10% lower in 2004 than they did during 2003, our interest income from cash and investment balances would decrease by approximately $0.1 million, compared to a variable annualized estimated $0.5 million for 2003 measured as of December 31, 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2003. There has been no material change in our market risk position since December 31, 2003.

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

      As reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, the Company filed a lawsuit in the United States District Court for the Southern District of Florida on June 12, 2002, against Clear Channel Communications (“Clear Channel”) and Hispanic Broadcasting Corporation (“HBC”), and filed an amended complaint on July 31, 2002. The lawsuit asserted federal and state antitrust law violations and other state law claims and alleged that Clear Channel and HBC have adversely affected the Company’s ability to raise capital, depressed its share price, impugned its reputation, made station acquisitions more difficult and interfered with its business opportunities and contractual arrangements. In the amended complaint, the Company sought actual damages in excess of $500.0 million, to be trebled under antitrust law.

      Both defendants moved to dismiss the amended complaint, and on January 31, 2003, the Court granted defendants’ motions for failure to adequately allege antitrust injury and dismissed the federal court claims with prejudice and dismissed the state court claims for lack of federal court jurisdiction in light of the dismissal of the federal court claims. The Company filed a motion for reconsideration of that opinion and asked for leave to file a proposed second amended complaint, which contained additional economic analysis and factual detail based upon the depositions of Clear Channel’s CEO and CFO and HBC’s CFO and document production in the action, and which sought damages in an amount that was to be determined at trial. On August 6, 2003, the District Court denied the Company’s motion for reconsideration. On September 5, 2003, the Company filed an appeal to the Eleventh Circuit Court of Appeals of the District Court’s decisions dated January 31, 2003 and August 6, 2003. The briefing on that appeal was completed in December 2003, oral argument occurred in Miami on February 26, 2004 and the Eleventh Circuit affirmed the District Court decision on June 30, 2004. The Company will not seek rehearing en banc by the Eleventh Circuit or petition the United States Supreme Court for a writ of certiorari.

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

      On December 4, 2002, the NJMC filed a Verified Complaint in condemnation in the Superior Court of New Jersey, Bergen County, against Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company (the “Property Owners”) to acquire the Transmitter Property. The Transmitter Property is one of a number of sites that the NJMC is acquiring for a redevelopment project. Many of these sites (owned both publicly and privately) were used for landfill operations including the Transmitter Property. The Company was named as a defendant in the litigation by virtue of its interest of record in the Transmitter Property as a former leaseholder prior to the aforementioned lease assignment.

      The litigation has been settled and concluded by the entry on August 31, 2004 of an Amended Order for Final Judgment (“Final Order”). The Final Order provided for the compensation to be paid to the Property Owners, and for waiver of claims for landfill closure costs against the Property Owners. While the Final Order reserved the NJMC’s claims for environmental remediation against the other parties, including the Company, a Settlement Agreement entered in the Court record further stipulated that the NJMC’s redeveloper will agree to indemnify and insure (under policies expiring on December 31, 2021 and providing coverage in the amount of $50.0 million) such other parties (including the Company) against claims for remediation of environmental contamination.

      The Company was named as an insured on the aforementioned policy and an Indemnity Agreement proposed by the NJMC’s redeveloper is expected to be consummated prior to the end of the year.

Item 5.	Other Information

      On October 2, 2003, the Company entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (“Three Point Media”) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. On February 3, 2004, the Company terminated the agreement; however, on April 15, 2004, the Company reinstated the agreement and entered into an amendment to the asset purchase agreement and a time brokerage agreement under which Three Point Media has been broadcasting its programming on KPTI-FM. In connection with this amendment, Three Point Media made an additional $0.5 million deposit on the purchase price. On September 24, 2004, the Company completed the sale of the assets of this radio station consisting of $12.0 million of intangible assets, net, and $0.3 million of property and equipment. The Company recognized a gain of approximately $17.0 million, net of closing costs and taxes on the sale.

Item 6.	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”))
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement)
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement)
3.4	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”))
4.1	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1)
4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report)
4.3	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report)
4.4	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4)
4.5	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report)
4.6	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report)
4.7	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement)
4.8	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999)
4.9	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001)
4.10	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement)
4.11	Stockholder Agreement, dated October 5, 2004, among the Company, Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated October 12, 2004 (the “10/12/04 Form 8-K”))
10.1	Merger Agreement, dated as of October 5, 2004, among the Company, Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s 10/12/04 Form 8-K)

10.2	Local Marketing Agreement, dated as of October 5, 2004, between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s 10/12/04 Form 8-K)
10.3	Time Brokerage Agreement, dated August 17, 2004, among Spanish Broadcasting System SouthWest, Inc. and Styles Media Group, LLC.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 9, 2004

3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”))
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement)
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to the Company’s 1999 Registration Statement)
3.4	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”))
4.1	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement) (see Exhibit 3.1)
4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report)
4.3	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report)
4.4	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4)
4.5	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report)
4.6	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report)
4.7	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement)
4.8	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999)
4.9	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001)
4.10	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement)
4.11	Stockholder Agreement, dated October 5, 2004, among the Company, Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated October 12, 2004 (the “10/12/04 Form 8-K”))
10.1	Merger Agreement, dated as of October 5, 2004, among the Company, Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s 10/12/04 Form 8-K)

10.2	Local Marketing Agreement, dated as of October 5, 2004, between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s 10/12/04 Form 8-K)
10.3	Time Brokerage Agreement, dated August 17, 2004, among Spanish Broadcasting System SouthWest, Inc. and Styles Media Group, LLC.
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002