Form 10-K
period 2004-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2005-03-16
CIK 927720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
    Yes ☑        No ☐
     As of June 30, 2004, the last business day of the Company’s most recently completed second fiscal quarter, the Company had 39,626,355 shares of Class A common stock, par value $.0001 per share, and 25,105,150 shares of Class B common stock, par value $.0001 per share, outstanding. As of June 30, 2004, the aggregate market value of the Class A common stock held by non-affiliates of the Company was approximately $396.5 million and the aggregate market value of the Class B common stock held by non-affiliates of the Company was approximately $5.0 million. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the Nasdaq National Market System on June 30, 2004 of $9.33 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)
     As of March 14, 2005, 40,207,805 shares of Class A common stock, par value $.0001 per share, 24,573,500 shares of Class B common stock, par value $.0001 per share and 380,000 shares of Series C convertible preferred stock, $.002 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.
Documents Incorporated by Reference: None

i

Special Note Regarding Forward-Looking Statements
      This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
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
      We are the largest Hispanic-controlled radio broadcasting company in the United States. After giving effect to the proposed sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, we will own and operate 20 radio stations in markets that reach approximately 49% of the U.S. Hispanic population. Our stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our top three markets, based on net revenues, are New York, Los Angeles and Miami.
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
      Our growth strategy includes evaluating strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top Hispanic markets. We generally consider acquisitions of stations in our existing markets, as well as acquisitions of stations in other markets with large Hispanic populations, where we can maximize our revenue through aggressive sales and programming efforts directed at U.S. Hispanic and general market advertisers. These acquisitions may include stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted. Additionally, from time to time we explore investment opportunities in related media outlets targeting the U.S. Hispanic market.

Market Opportunity
      We believe that our focus on formats targeting U.S. Hispanic audiences in the largest Hispanic radio markets, together with our skill in programming and marketing to these audiences, provide us with significant opportunity for the following reasons:

•	Hispanic Population Growth. The U.S. Hispanic population is the largest minority group and the fastest growing demographic group of the U.S. population. The Hispanic population is expected to grow by 34.1% between 2000 and 2010, compared to an increase of 9.5% for the total U.S. population.

•	Hispanic Buying Power. The U.S. Hispanic population accounted for estimated buying power of $686.3 billion in 2004 and Hispanic buying power is growing at nearly twice the annual rate of non-Hispanic buying power. Hispanic buying power is expected to increase by 45% to $992.3 billion by 2009, positioning this demographic as an extremely attractive group for advertisers.

•	Growth in Spanish Language Advertising Spending. In 2004, a total of $3.1 billion was spent on Spanish-language media advertising, compared to $2.1 billion in 2000. This represents a compound annual growth rate of 10.1% over the past four years.
      The above market opportunity information is based on data provided by Synovate — 2004 U.S. Hispanic Market Report, The Multicultural Economy 2004, The Selig Center for Economic Growth, University of Georgia, July 2004 and the HispanTelligence, Advertising Expenditures: 2000-2007.
Our Top Hispanic Radio Markets in the United States
      We operate stations in the top Hispanic radio markets in the United States, including Puerto Rico. Following the closing of the proposed sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, we will continue to own radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco.
      The following table sets forth certain statistical and demographic information relating to our radio markets:

Our Markets

			Estimated	Estimated	2004 Total
		Estimated	% of Total	% of Total	Estimated	Number of
		Hispanic	Hispanic	U.S.	Market Radio	Stations
Hispanic		Population	Population in	Hispanic	Revenue	We
Market Rank	Hispanic Market	(000)(a)	Market(a)	Population(a)	($mm)(b)	Operate

1	Los Angeles	7,811	45%	18%	$1,054	2
2	New York	4,316	21%	10%	816	2
3	Puerto Rico	3,816	98%	9%	102	11
4	Chicago	1,838	19%	4%	612	1
5	Miami	1,837	43%	4%	287	3
8	San Francisco	1,492	21%	3%	482	1

Total for our markets		21,110	33%	49%	$3,353	20

(a)	Sources: Synovate, 2004 U.S. Hispanic Market Report; U.S. Census Bureau Population Estimates for Puerto Rico, 2004; U.S. Census Bureau, Census 2000.

(b)	Source: BIA Research Inc.’s Investing in Radio, 2004 Market Report.
Operating Strategy
      Our operating strategy focuses on maximizing our radio stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow while minimizing operating expenses. To achieve these goals, we focus on the following:
      Format high quality programming. We format the programming of each of our stations to capture a significant share of the Spanish-language audience. We use market research, including third-party consultants, in-house research and periodic music testing, to assess listener preferences among the diverse groups in the Hispanic population in each station’s target demographic audience. We then refine our programming to reflect the results of this research and testing. Because the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own cultural and musical heritage, we strive to make ourselves very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups, and we customize our programming accordingly.
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

•	Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue and cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Cumbia is a festive, folkloric music which originated in Colombia.

•	Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, norteña, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Norteña means northern, and is representative of Northern Mexico. Featuring an accordion, norteña has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinalóa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music.

•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin and English classics mainly from the 1960’s, 1970’s and 1980’s.

•	Spanish Hot Adult Contemporary. The Spanish Hot Adult Contemporary format consists of rock ballads as well as alternative dance and pop music.

•	Mexican Adult Contemporary. The Mexican Adult Contemporary format includes pop music and ballads with an emphasis on Mexican artists.

•	American Adult Contemporary 80’s & 90’s Hits. The American Adult Contemporary format consists of the top American chart hits from the 1980’s and 1990’s.

•	American Top 40. The American Top 40 format consists of the most popular current chart hits.

      The following table lists the programming formats of our radio stations and the target demographic group of each station (after giving effect to the proposed sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market).

Target Buying
Demographic
Market	FM Station	Format	Group by Age

Los Angeles	KLAX	Regional Mexican	18-49
	KXOL	Mexican Adult Contemporary	18-49
New York	WSKQ	Spanish Tropical	18-49
	WPAT	Spanish Adult Contemporary	25-54
Puerto Rico	WMEG	American Top 40	18-34
	WEGM	American Top 40	18-34
	WCMA	American Adult Contemporary 80’s & 90’s Hits	18-49
	WIOA	Spanish Adult Contemporary	18-49
	WIOB	Spanish Adult Contemporary	18-49
	WIOC	Spanish Adult Contemporary	18-49
	WZNT	Spanish Tropical	18-49
	WZMT	Spanish Tropical	18-49
	WZET	Spanish Tropical	18-49
	WODA	Spanish Hot Adult Contemporary	18-34
	WNOD	Spanish Hot Adult Contemporary	18-34
Chicago	WLEY	Regional Mexican	18-49
Miami	WXDJ	Spanish Tropical	18-49
	WCMQ	Spanish Oldies	25-54
	WRMA	Spanish Adult Contemporary	18-49
San Francisco	KRZZ	Regional Mexican	18-49
Radio Station Portfolio
      The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Research, Inc.’s Investing in Radio, 2004 Market Report, Synovate — 2004 U.S. Hispanic Market Report, the U.S. Census Bureau Population Estimates for Puerto Rico — 2002 and the U.S. Census Bureau, Census 2000.
Los Angeles
      The Los Angeles market is the largest radio market in terms of advertising revenue which was projected to be approximately $1.05 billion in 2004. In 2004, the Los Angeles market had the largest U.S. Hispanic population with approximately 7.8 million Hispanics, which is approximately 44.5% of the Los Angeles market’s total population. The Los Angeles market experienced annual radio revenue growth of 9.5% between 1998 and 2003. Radio revenue in the Los Angeles market is expected to grow at an annual rate of 5.5% between 2003 and 2008.
New York
      The New York market is the second largest radio market in terms of advertising revenue which was projected to be approximately $816.3 million in 2004. In 2004, the New York market had the second largest U.S. Hispanic population, with approximately 4.3 million Hispanics, which is approximately 20.5% of the New York market’s total population. We believe that we own the strongest franchise in our target demographic group, with two of the four FM Spanish-language radio stations in the New York market, WSKQ-FM and WPAT-FM. The New York market experienced annual radio revenue growth of 5.3%

between 1998 and 2003. Radio revenue in the New York market is expected to grow at an annual rate of 4.6% between 2003 and 2008.
Puerto Rico
      The Puerto Rico market is the thirty-second largest radio market in terms of advertising revenue which was projected to be approximately $102.1 million in 2004. In 2004, the Puerto Rico market had the third largest U.S. Hispanic population, with approximately 3.8 million Hispanics, which is estimated to be approximately 98.0% of the Puerto Rico market’s total population. The Puerto Rico market experienced annual radio revenue growth of 4.9% between 1998 and 2003. Radio revenue in the Puerto Rico market is expected to grow at an annual rate of 4.9% between 2003 and 2008.
Chicago
      The Chicago market is the third largest radio market in terms of advertising revenue which was projected to be approximately $611.8 million in 2004. In 2004, the Chicago market had the fourth largest U.S. Hispanic population, with approximately 1.8 million Hispanics, which is approximately 19.0% of the Chicago market’s total population. The Chicago market experienced annual radio revenue growth of 6.5% between 1998 and 2003. Radio revenue in the Chicago market is expected to grow at an annual rate of 5.0% between 2003 and 2008.
Miami
      The Miami market is the eleventh largest radio market in terms of advertising revenue which was projected to be approximately $287.3 million in 2004. In 2004, the Miami market had the fifth largest U.S. Hispanic population, with approximately 1.8 million Hispanics, which is approximately 43.1% of the Miami market’s total population. The Miami market experienced annual radio revenue growth of 5.3% between 1998 and 2003. Radio revenue in the Miami market is expected to grow at an annual rate of 4.7% between 2003 and 2008.
San Francisco
      The San Francisco market is the fourth largest radio market in terms of advertising revenue which was projected to be approximately $428.2 million in 2004. In 2004, the San Francisco market had the eighth largest U.S. Hispanic population, with approximately 1.5 million Hispanics, which is approximately 21.3% of the San Francisco market’s total population. The San Francisco market experienced annual radio revenue growth of 5.6% between 1998 and 2003. Radio revenue in the San Francisco market is expected to grow at an annual rate of 4.2% between 2003 and 2008.
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
Management and Personnel
      As of March 14, 2005, we had approximately 529 full-time employees, 10 of whom were primarily involved in corporate management and/or station management, 203 of whom were primarily involved in the programming of our stations, 194 of whom were primarily involved in sales, 107 of whom were primarily involved in general administration and 15 of whom were primarily involved in technical or engineering capacities.
      Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, and our ability to hire and retain qualified personnel. The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.
Seasonality
      Seasonal broadcasting revenue fluctuations are common in the radio broadcasting industry and are primarily due to fluctuations in advertising expenditures by local and national advertisers. Our net broadcasting revenues vary throughout the year. Historically, our first calendar quarter (January through March) has generally produced the lowest net broadcasting revenue for the year because of routine post-holiday decreases in advertising expenditures.
Patents, Trademarks, Licenses and Franchises
      In the course of our business, we use various trademarks, trade names, domain names and service marks, including logos, with our products and services and in our advertising and promotions. We believe our trademarks, trade names, domain names and service marks are important to our business and we intend to continue to protect and promote these where appropriate and to protect the registration of new trademarks, including through legal action. We do not hold or depend upon any material patent, government license, franchise or concession, except the broadcast licenses granted by the Federal Communications Commission (the “FCC”).
Advertising
      The vast majority of our revenue is derived from advertising. Advertising revenue is usually classified into two categories — “national” or “local.” “National” generally refers to advertising that is solicited by a representative firm for national advertisers. Our national sales representative is SBS/ Interep LLC, a division of Interep National Radio Sales, Inc. “Network” advertising revenue is a subset category of national advertising revenue and it refers to advertising purchased by our other strategic alliance agreements. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.
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
      Each station broadcasts a predetermined number of advertisements per hour with the actual number depending upon the format of a particular station and any programming strategy we are utilizing to attract listeners. We also determine the number of advertisements broadcast hourly that can maximize the station’s revenue without negatively impacting its audience listener levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

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
Competition
      The success of each of our stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market, as well as satellite radio with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Several of the radio stations with which we compete are subsidiaries of large national or regional companies that may have substantially greater financial resources than we do. Factors which are material to our competitive position include management experience, our radio station’s rank in its market, signal strength and frequency and audience demographics, including the nature of the Spanish-language market targeted by a particular station.
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
      The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting (known as “DAB”). DAB may deliver to nationwide and regional audiences, multi-channel, and multi-format digital radio services with sound quality equivalent to that of compact discs. The FCC has licensed companies for the use of a new technology, satellite digital audio radio services (known as “SDARS”), to deliver audio programming. SDARS provide a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. Some radio broadcast stations, including ours, are presently utilizing digital technology on their existing frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low cost neighborhood service on frequencies which would not interfere with existing stations.
      The FCC has selected In-Band On-Channeltm, or IBOC, as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The FCC has authorized the commencement of “hybrid” IBOC transmissions, that is, simultaneous broadcast in both digital and analog format, after receipt of individual grant of special temporary authority by the FCC pending the adoption of formal licensing and service rules. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. IBOC technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. The FCC also has a pending proceeding which contemplates the use of digital technology by existing AM and FM radio broadcast stations to both improve sound quality and provide spectrum for enhanced data services to complement the existing programming service and provide new business opportunities for radio broadcasters. Under Special Temporary Authority, the FCC has authorized use of IBOC digital technology developed by

iBiquity Digital Corporation, or iBiquity, on FM stations full-time and on AM stations day-time only. The final digital radio rules remain under consideration by the FCC.
      We currently utilize IBOC digital technology on one of our stations and are considering installing it on other of our stations over the next few years. This digital technology, which is not required by the FCC, offers the possibility of multiple audio channels in our assigned frequency.
      The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, MP3 and compact discs. A growing population and the greater availability of radios, particularly car and portable radios, have contributed to this growth. We cannot assure you, however, that the development or introduction of any new media technology will not have an adverse effect on the radio broadcasting industry.
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
      Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance these acquisitions. Such matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to codify indecency regulations or increase sanctions for broadcasting indecent material;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to the involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	technical and frequency allocation matters;

•	the implementation of digital audio broadcasting on a terrestrial basis;

•	changes in broadcast, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.
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
      The following table sets forth the license expiration dates of each of our radio stations after giving effect to the proposed sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market.

		Date of	Date of License	Operation
FM Station	Market	Acquisition	Expiration	Frequency

KLAX	Los Angeles, CA	2/24/88	12/01/05	97.9 MHz
KXOL	Los Angeles, CA	10/30/03	12/01/05	96.3 MHz
WSKQ	New York, NY	1/26/89	6/01/06	97.9 MHz
WPAT	New York, NY	3/25/96	6/01/06	93.1 MHz
WMEG	Puerto Rico	5/13/99	2/01/12	106.9 MHz
WEGM	Puerto Rico	1/14/00	2/01/12	95.1 MHz
WCMA	Puerto Rico	12/01/98	2/01/12	96.5 MHz
WZET	Puerto Rico	5/13/99	2/01/12	92.1 MHz
WIOA	Puerto Rico	1/14/00	2/01/12	99.9 MHz
WIOB	Puerto Rico	1/14/00	2/01/12	97.5 MHz
WIOC	Puerto Rico	1/14/00	2/01/12	105.1 MHz
WZNT	Puerto Rico	1/14/00	2/01/12	93.7 MHz
WZMT	Puerto Rico	1/14/00	2/01/12	93.3 MHz
WODA	Puerto Rico	1/14/00	2/01/12	94.7 MHz
WNOD	Puerto Rico	1/14/00	2/01/12	94.1 MHz
WLEY	Chicago, IL	3/27/97	12/01/12	107.9 MHz
WXDJ	Miami, FL	3/28/97	2/01/12	95.7 MHz
WCMQ	Miami, FL	12/22/86	2/01/12	92.3 MHz
WRMA	Miami, FL	3/28/97	2/01/12	106.7 MHz
KRZZ	San Francisco, CA	12/23/04	12/01/05	93.3 MHz
      Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

•	the radio station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.
      After considering these factors, the FCC may grant the license renewal application without or with conditions, including renewal for a term less than the maximum term otherwise permitted by law, or hold an evidentiary hearing.
      The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant’s qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, our licenses have been renewed without any conditions or sanctions being imposed, but we cannot assure that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions.

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
      Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock of record is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.
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
      We are uncertain as to which “cross-ownership” or “cross-media” rules will be used by the FCC in the future. The FCC previously adopted new ownership rules which were appealed. While a federal court granted the Commission authority to implement the radio ownership rules, the court denied the proposed rules regarding newspapers/ broadcast and radio/television cross-ownership. Therefore, absent waivers, we would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper in the same market where we then owned any radio broadcast station. Our stockholders, officers, or directors, absent a waiver would not be able to hold an attributable interest in a daily newspaper or television broadcast station in those same markets. However, the ownership limits are extremely fluid at this time and the court’s decision is being appealed. In addition, the FCC or Congress may impose new ownership regulations upon broadcast licensees in the near future.
      Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interest in an unlimited number of FM radio stations and AM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets (defined as those counties in the Arbitron® defined market) in which a single entity may own an attributable interest as follows:

•	In a radio market with 45 or more full-power commercial and non-commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

•	In a radio market with between 30 and 44 (inclusive) full-power commercial and non-commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with between 15 and 29 (inclusive) full-power commercial and non-commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with 14 or fewer full-power commercial and non-commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50% of the radio stations in such market.
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
      Joint Sales Agreements. Over the past few years, a number of radio stations have entered in cooperative arrangements commonly known as joint sales agreements or JSAs. The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station.
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
      Digital Audio Radio Satellite Service. The FCC has adopted rules for the Digital Audio Radio Satellite Service, also known as DARS, in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service.” The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002 in three markets, and has now expanded nationwide. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. Because the DARS service is in its beginning stages, we cannot predict whether, or the extent to which, it will have an adverse impact on our business. However, the two nationwide licenses are presently competing with terrestrial radio for talent and, to a lesser extent, licenses.
      Low Power Radio Broadcast Service. The FCC has adopted rules establishing two classes of a low power radio service, both of which will operate in the existing FM radio band; a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations will have limited service areas of 3.5 miles and 1 to 2 miles, respectively. Implementation of a low power radio service or microbroadcasting will provide an additional audio programming service that could compete with our radio stations for listeners, but we cannot predict the effect upon us.
      Proposed Changes. The FCC, on January 13, 1999, released a study and conducted a forum on the impact of advertising practices on minority-owned and minority-formatted broadcast stations. The study provided evidence that advertisers often exclude radio stations serving minority audiences from ad placements and pay them less than other stations when they are included. On February 22, 1999, a “summit” was held at the FCC’s headquarters to continue this initiative where participants considered the advertising study’s recommendations to adopt a code of conduct to oppose unfair ad placement and payment, to encourage diversity in hiring and training and to enforce laws against unfair business practices. We cannot predict at this time whether the FCC will adopt new rules that would require the placement of part of an advertiser’s budget on minority-owned and minority-formatted broadcast stations, and, if so, whether such rules would have an adverse impact on us. However, presently no new rules have been issued and the FCC is monitoring advertising practices to see if there is improvement without further intervention.
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
      In connection with the sale of WXLX-AM in 1997, we assigned the lease of the transmitter for WXLX in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX-AM was sold, we retained potential exposure to possible environmental liabilities relating to the transmitter site (the “Transmitter Property”).
      On December 4, 2002, the New Jersey Meadowlands Commission (“NJMC”) filed a Verified Complaint in condemnation in the Superior Court of New Jersey, Bergen County, against Frank F. Viola, Thomas C. Viola Trust and Louis Viola Company (the “Property Owners”) to acquire the Transmitter Property. The Transmitter Property is one of a number of sites that the NJMC is acquiring for a redevelopment project. Many of these sites (owned both publicly and privately) were used for landfill operations including the Transmitter Property. We were named as a defendant in the litigation by virtue of our interest of record in the Transmitter Property as a former leaseholder prior to the aforementioned lease assignment.
      The litigation has been settled and concluded by the entry on August 31, 2004 of an Amended Order for Final Judgment (“Final Order”). The Final Order provided for the compensation to be paid to the Property Owners, and for waiver of claims for landfill closure costs against the Property Owners. While the Final Order reserved the NJMC’s claims for environmental remediation against the other parties, including us, a Settlement Agreement entered in the Court record further stipulated that the NJMC’s redeveloper will agree to indemnify and insure (under policies expiring on December 31, 2021 and providing coverage in the amount of $50.0 million) such other parties (including us) against claims for remediation of environmental contamination. We were named as an insured on the aforementioned policy. The terms of an Indemnity Agreement have been negotiated and remain subject only to a formal memorialization.
      On March 19, 2002, the Environmental Quality Board, Mayagüez, Puerto Rico Regional Office, or EQB, inspected our transmitter site in Maricao, Puerto Rico. Based on the inspection, EQB issued a letter to us on March 26, 2002 noting the following potential violations: (1) alleged violation of EQB’s Regulation for the Control of Underground Injection through construction and operation of a septic tank (for sanitary use only) at each of the two antenna towers without the required permits, (2) alleged violation of EQB’s Regulation for the Control of Atmospheric Pollution through construction and operation of an emergency generator of more than 10hp at each transmitter tower without the required permits and (3) alleged failure to show upon request an EQB approved emergency plan detailing preventative measures and post-event steps that we will take in the event of an oil spill. We received the emergency plan approval and the emergency generator permit approval on April 30, 2003 and August 14, 2003, respectively. To date, no penalties or other sanctions have been imposed against us relating to these matters. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements related to this contingency.
Recent Developments
Acquisition of San Francisco Station and Issuance of Series C Preferred Stock and Warrant
      On December 23, 2004, we completed the acquisition contemplated by the merger agreement, dated October 5, 2004, with Infinity Media Corporation (“Infinity”), Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, our wholly-owned subsidiary (“SBS Bay Area”), pursuant to which Infinity SF merged with and into SBS Bay Area, the surviving entity. SBS Bay Area acquired all of the rights and obligations of Infinity SF, including the FCC licenses for radio station KRZZ-FM (formerly KBAA-FM), serving the San Francisco, California market and certain related assets.
      In connection with the closing of the merger transaction, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C convertible preferred stock, $.002 par value per share (the “Series C preferred stock”), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of our Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the “Warrant”). Upon conversion, each share of our Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock, which shares will be exempt from registration requirements of the Securities Act, as a transaction not involving a public offering. The shares of our Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment.
      In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if we take certain actions), Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
Pending Sale of Los Angeles Stations
      On August 17, 2004, we entered into an asset purchase agreement with Styles Media Group, LLC, a Florida limited liability company (“Styles Media Group”), to sell the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million. In connection with this agreement, Styles Media Group made a non-refundable $6.0 million deposit on the purchase price. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, 2005 by releasing the deposit from escrow to us. Although we expect the sale of the Los Angeles stations to be completed, there cannot be any assurance that such sale will be completed. If the proposed sale does not close, we will be unable to use the anticipated proceeds from such sale to reduce our debt.
      On August 17, 2004, Spanish Broadcasting System SouthWest, Inc. also entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.
Sale of San Francisco and Chicago Stations
      On September 24, 2004, we completed the sale of the assets of radio station KPTI-FM, serving the San Francisco, California market, to 3 Point Media – San Francisco, LLC (“Three Point Media”) for a cash purchase price of $30.0 million. The sale was made pursuant to the terms of an amended asset purchase agreement dated as of April 15, 2004 with Three Point Media.
      On November 30, 2004, we completed the sale of the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, to Newsweb Corporation for a cash purchase price of $28.0 million. The sale was made pursuant to the terms of an asset purchase agreement dated as of July 26, 2004 with Newsweb Corporation.
Amendment to Senior Credit Facility
      On February 14, 2005, we entered into an amendment to our $135.0 million senior credit facility, dated October 30, 2003, with Lehman Commercial Paper Inc. as syndication agent and administrative agent and the several banks and other financial institutions or entities from time to time a party to the credit agreement to, among other things, permit the refinancing of our existing senior subordinated debt, repurchase our 9 5/8% senior subordinated notes due 2009, repurchase up to $1.0 million of our outstanding capital stock for aggregate proceeds of up to $3.0 million and the issuance of new senior subordinated notes.
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
      Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our registered 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share (the “Series B preferred stock”) and, if issued, our registered 10 3/4% subordinated exchange notes due 2013 (the “Exchange Notes”). As of December 31, 2004, our ratio of total debt to last twelve months Consolidated EBITDA, as defined in our credit agreement, was

8.3 to 1.0. Our substantial level of debt could have several important consequences to the holders of our securities, including the following:

•	a significant portion of our net cash flow from operations will be dedicated to servicing our debt obligations and will not be available for operations, future business opportunities or other purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes will be limited;

•	our substantial debt could make us more vulnerable to downturns in our business or in the general economy and increases in interest rates, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•	our substantial debt could place us at a disadvantage compared to our competitors who have less debt; and

•	it may be more difficult for us to satisfy our obligations relating to our Series B preferred stock and our Exchange Notes, if issued (for example, we may not be able to pay cash dividends and interest, respectively, or repurchase our Series B preferred stock when and if we are required to do so).
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
We will require a significant amount of cash to service our debt and to make cash dividend payments under our Series B Preferred Stock. Our ability to generate cash depends on many factors, some of which are beyond our control.
      For the last twelve months ended December 31, 2004, we had net cash interest expense of $37.9 million as defined in our credit agreement. At December 31, 2004, our ratio of last twelve months Consolidated EBITDA to last twelve months net cash interest expense, as defined in the credit agreement, was approximately 1.5 to 1.0. Our net interest expense will increase when and if we exchange our Series B preferred stock for the Exchange Notes. If we acquire additional radio stations in the future, depending on the financing used to fund these acquisitions, our interest expense may increase as well. In addition, we will be required to pay dividends in cash on our Series B preferred stock after October 15, 2008.
      Our ability to make payments on and to refinance our debt, pay dividends in cash on our Series B preferred stock after October 15, 2008, repurchase our Series B preferred stock when, and if, we are required to do so and to fund necessary or desired capital expenditures and any future acquisitions, will depend on our ability to generate cash in the future. Our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.
      Based on our current level of operations, we believe that our cash flow from operations, cash on hand and available borrowings under our senior secured credit facilities will be adequate to meet our liquidity needs for the near future barring any unforeseen circumstances. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our senior secured credit facilities, our

9 5/8% senior subordinated notes due 2009 (“existing 9 5/8% notes”) or the Exchange Notes, if issued, on commercially reasonable terms or at all.
Any acceleration of our debt or event of default would harm our business and financial condition.
      If there were an event of default under our or our subsidiaries’ indebtedness, including the senior secured credit facilities and our existing debt instruments, the holders of the affected indebtedness could elect to declare all of that indebtedness to be due and payable immediately, which in turn could cause some or all of our or our subsidiaries’ other indebtedness to become due and payable. We cannot assure you that we or our subsidiaries would have sufficient funds available, or that we or our subsidiaries would have access to sufficient capital from other sources, to repay the accelerated debt. Even if we or our subsidiaries could obtain additional financing, we cannot assure you that the terms would be favorable to us. Under the terms of our senior secured credit facilities and our existing debt instruments, if the amounts outstanding under our indebtedness were accelerated, our lenders would have the right to foreclose on their liens on substantially all of our and our subsidiaries’ assets (with the exception of our FCC licenses held by certain of our subsidiaries, because a grant of a security interest therein would be prohibited by law, and certain general intangibles and fixed assets under particular limited circumstances) and on the stock of our subsidiaries. As a result, any event of default under our material debt instruments could have a material adverse effect on our business and financial condition.
Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt, which, if increased, could further intensify the risks associated with our substantial leverage.
      We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of our senior secured credit facilities and debt instruments restrict our ability to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If we or our subsidiaries incur additional debt, the related risks described above that we and our subsidiaries face could intensify.
The terms of our existing debt and our preferred stock impose or will impose restrictions on us that may adversely affect our business.
      The terms of our Series B preferred stock, our Series C preferred stock (together with the Series B preferred stock, the “Preferred Stock”), existing 9 5/8% notes, senior secured credit facilities, and, if issued, the Exchange Notes contain covenants that, among other things, limit our ability to:

•	incur additional debt, incur contingent obligations and issue additional preferred stock;

•	redeem or repurchase securities ranking junior to our Series B preferred stock;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments, and restrict the ability of certain of our subsidiaries to pay dividends or make other payments to us;

•	sell assets;

•	make certain capital expenditures, investments and acquisitions;

•	change or add lines of business;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell capital stock of our subsidiaries; and

•	merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

      The terms of the senior secured credit facilities also require us to maintain specified financial ratios and to satisfy certain financial condition tests. These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by our future operating performance and economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control. If one or more of these events occur, we cannot be sure that we will be able to comply with the covenants. A breach of any of these covenants could result in a default under one or more of our debt instruments.
      If an event of default occurs under the senior secured credit facilities or the indenture governing our existing 9 5/8% notes, the lenders and/or the noteholders could elect to declare all amounts of debt outstanding, together with accrued interest, to be immediately due and payable. In addition, there are change of control provisions in the senior secured credit facilities, the indenture governing the existing 9 5/8% notes, the certificates of designation governing our Series B preferred stock and the indentures that will govern our Exchange Notes, if issued, each of which would cause an acceleration of the applicable indebtedness and/or require us to make an offer to repurchase all of the applicable notes and/or Series B preferred stock in the event that we experience a change of control.
We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by our Series B preferred stock and the indenture that would govern our Exchange Notes, if issued.
      On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of the Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of repurchase. In addition, if we experience certain kinds of changes of control as described in the certificate of designation creating the Series B preferred stock, subject to certain restrictions in our debt instruments we will be required to make an offer to purchase the Series B preferred stock for cash at a purchase price of 101% of the liquidation preference thereof, plus accumulated dividends. The source of funds for any such repurchases would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. We cannot assure you that sufficient funds will be available to us on favorable terms, or at all, to repurchase all tendered Series B preferred stock or Exchange Notes, if issued, pursuant to these requirements. Our failure to offer to repurchase or to repurchase Series B preferred stock or Exchange Notes tendered, as the case may be, will result in a voting rights triggering event under the certificate of designation governing our Series B preferred stock or a default under the indenture that would govern our Exchange Notes, if issued, as the case may be. Such events could lead to a cross-default under our senior secured credit facilities and under the terms of our other existing debt. In addition, our senior secured credit facilities and our existing 9 5/8% notes would either prohibit or effectively prohibit us from making any such required repurchases. The underlying change of control event could also trigger our obligation to offer to repurchase our existing 9 5/8% notes at 101% of their principal amount. Prior to repurchasing our Series B preferred stock or Exchange Notes, if issued, on a change of control event, we must either repay outstanding debt under our senior secured credit facilities or obtain the consent of the lenders under those facilities and we may have to offer to repurchase our existing 9 5/8% notes. If we do not obtain the required consents or repay our outstanding debt under our senior secured credit facilities, we would remain effectively prohibited from offering to repurchase our Series B preferred stock or Exchange Notes, if issued. Even if we are able to repay the senior secured credit facilities, if we have insufficient funds to purchase both our existing 9 5/8% notes and our Series B preferred stock or Exchange Notes, if issued, we would remain effectively prohibited from offering to repurchase our Series B preferred stock or Exchange Notes, if issued.
We may not complete the proposed sale of our Los Angeles stations.
      On August 17, 2004, we entered into an asset purchase agreement with Styles Media Group to sell the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million. In connection with this agreement, Styles Media Group made a non-

refundable $6.0 million deposit on the purchase price. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, by releasing the deposit from escrow to us. Although we expect the sale of the Los Angeles stations to be completed, there cannot be any assurance that such sale will be completed. If the proposed sale does not close, we will be unable to use the anticipated proceeds from such sale to reduce our debt.
We are a holding company and depend entirely upon cash flow from our subsidiaries to meet our obligations.
      We conduct our business through our subsidiaries and have no operations of our own. Consequently, we will be dependent upon the cash flow of our subsidiaries and distributions from our subsidiaries to us in order to meet our debt obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for the payment of dividends, agreements of those subsidiaries, the terms of our senior secured credit facilities and other existing debt obligations and the covenants of any future outstanding indebtedness we or our subsidiaries incur.
We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital and the market prices of our common stock may be adversely affected.
      We may not achieve sustained profitability. Failure to achieve sustained profitability may adversely affect the market price of our common stock, which in turn may adversely affect our ability to raise additional equity capital and to incur additional debt. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or finance our proposed acquisitions could negatively impact our financial position and results of operations. We experienced a net loss for the fiscal years ended December 31, 2003 and December 29, 2002. Net income generated in fiscal year ended 2004 was directly attributed to gains realized from the sale of assets.
      Our interest expense will increase if we incur any additional indebtedness under our senior secured credit facilities. If we acquire additional radio stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase as well.
We compete for advertising revenue with other radio broadcasters as well as television and other media, many operators of which have greater resources than we do.
      The success of our radio stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in New York, Los Angeles and Miami. In addition, radio broadcasting is a highly competitive business. Our radio stations compete in their respective markets for audiences and advertising revenues with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, satellite radio, cable services, outdoor advertising, the Internet and direct mail. We anticipate that our radio stations may also compete with satellite-based radio services in the future. As a result of this competition, our stations’ audience ratings, market shares and advertising revenues may decline and any adverse change in a particular market could have a material adverse effect on the revenue of our stations located in that market and on the financial condition of our business as a whole.
      Although we believe that each of our radio stations is able to compete effectively in its respective market, we cannot assure you that any station will be able to maintain or increase its current audience ratings and advertising revenues. Radio stations can change formats quickly. Any other radio station currently broadcasting could shift its format to duplicate the format of, or develop a format which is more popular than, any of our stations. If a station converts its programming to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, the ratings and station operating income of our station in that market could be adversely affected. In addition, other radio companies which are larger and have more resources may also enter markets in which we operate.

Cancellations or reductions in advertising could adversely affect our net revenues.
      We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could adversely affect our net revenues, especially if we are unable to replace these purchases. Our expense levels are based, in part, on expected future net revenues and are relatively fixed once set. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our net revenues.
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
A large portion of our net revenue and operating income currently comes from our New York, Los Angeles and Miami markets.
      Our New York, Los Angeles and Miami markets accounted for more than 70% of our revenue for the fiscal year ended December 31, 2004. Therefore, any volatility in our revenues, net income (loss) or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenues, net income or operating expenses. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.
Loss of any of our key personnel could adversely affect our business.
      Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, and our ability to hire and retain qualified personnel. The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.
Our growth depends on successfully executing our acquisition strategy.
      We have pursued, and will continue to pursue, the acquisition of radio stations, and other related media outlets, primarily in the largest U.S. Hispanic markets, as a growth strategy. We cannot assure you that our acquisition strategy will be successful. Our acquisition strategy is subject to a number of risks, including, but not limited to:

•	the limits on our ability to acquire additional radio stations due to our substantial level of debt;

•	the need to raise additional financing, which may be limited by the terms of our debt instruments and market conditions;

•	the failure to increase our station operating income or yield other anticipated benefits despite newly acquired stations;

•	the need for required regulatory approvals, including FCC and antitrust approvals;

•	the challenges of managing any rapid growth; and

•	the difficulties of programming newly acquired stations to attract listenership.
      In addition, we may finance acquisitions with the issuance of, or through sales of, our common stock in the public market which could adversely affect our stock price, due to dilution, and our ability to raise funds necessary to grow our business through additional stock offerings.

      Although we intend to pursue additional strategic acquisitions, our ability to do so is significantly restricted by the terms of the senior secured credit facilities, the indenture governing our existing 9 5/8% notes, the certificates of designations governing our Preferred Stock, the indenture that will govern the Exchange Notes, if issued, and our ability to raise additional funds. Additionally, our competitors who have greater resources than we do will have an advantage over us in pursuing and completing strategic acquisitions.
Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale.
      Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, owns shares of common stock having approximately 80% of the combined voting power of our outstanding shares of common stock, as of the date of this annual report on Form 10-K. Accordingly, Mr. Alarcón, Jr. has the ability to elect all of our directors and can effectively control our policies and affairs. This control may delay, defer or discourage certain types of transactions involving an actual or potential change of control such as a merger or sale.
We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive.
      The FCC is considering, or has implemented, ways to introduce new technologies to the radio broadcast industry, including satellite and terrestrial delivery of digital audio broadcasting, and the standardization of available technologies which significantly enhance the sound quality of AM and FM broadcasts. We cannot predict the effect new technology of this nature will have on our financial condition and results of operations. Several new media technologies are being developed, including the following:

•	cable television operators offer a service commonly referred to as “cable radio” which provides cable television subscribers with several high-quality channels of music, news and other information;

•	the Internet offers new, diverse and evolving forms of program distribution;

•	direct satellite broadcast television companies are supplying subscribers with several high quality music channels;

•	the introduction of satellite digital audio radio technology has resulted in new satellite radio services with multi-channel programming and sound quality equivalent to that of compact discs; and

•	the introduction of in-band on-channel digital radio could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.
Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses.
      The domestic broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the FCC for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties we may acquire. Federal regulations may create significant new opportunities for broadcasting companies but also create uncertainties as to how these regulations will be interpreted and enforced by the courts.
      Our success depends in part on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. Our FCC licenses are next subject to renewal at various times in 2005 and 2006. While we believe that the FCC will approve applications for renewal of our existing broadcasting licenses when made, we cannot guarantee that pending or future renewal applications submitted by us will be approved, or that renewals will not include conditions or qualifications that could adversely affect our operations. Although we may apply to renew our FCC licenses, interested third parties may challenge our renewal applications. In addition, if we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act, or are convicted of a felony or anti-trust violations, the FCC may commence a proceeding to impose sanctions upon us. Examples of possible sanctions include the imposition of fines, the revocation of our broadcasting licenses, or the renewal of one or more of our broadcasting licenses for a term of fewer than eight years. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success. Such an event would materially affect the carrying value of our intangible assets and would negatively impact our operating results. We currently account for our FCC licenses as an indefinite life asset, per SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). In the event we are no longer able to conclude that our FCC license have indefinite lives, as defined in SFAS No. 142, we may be required to amortize such licenses. The amortization of our FCC licenses would by definition affect our earnings (losses) and earnings (losses) per share.
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
The FCC has recently begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.
      The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency and has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency. The FCC has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation has been introduced in Congress that would significantly increase the penalties for broadcasting indecent programming and depending on the number of violations engaged in, would potentially subject us to license revocation, renewal or qualifications proceedings in the event that we broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.
      We may in the future become subject to additional inquiries or proceedings related to our radio stations’ broadcast of indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our radio station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.
We may face regulatory review for additional acquisitions and divestitures in our existing markets and, potentially, acquisitions in new markets.
      An important part of our growth strategy is the acquisition of additional radio stations. Acquisitions and divestitures of radio stations by us are subject not only to obtaining FCC consent, but also to possible review by the U.S. Department of Justice (the “Justice Department”), which has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly concerned when the proposed buyer already owns three or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in market shares in excess of 40% of local radio advertising revenue. Similarly, the FCC reviews proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.
The market price of our shares of Class A common stock may fluctuate significantly.
      Our Class A common stock has been publicly traded since November 1999. The market price for our Class A common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies. We believe that the principal factors that may cause price fluctuations in our shares of Class A common stock are:

•	fluctuations in our financial results;

•	general conditions or developments in the radio industry, television and other media, and the national economy;

•	significant sales of our common stock into the marketplace;

•	significant decreases in our radio station audience ratings;

•	inability to implement our acquisition strategy;

•	a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts’ expectations; and

•	developments in our relationships with our customers and suppliers.
      We cannot assure you that the market price of our Class A common stock will not experience significant fluctuations in the future, including fluctuations that are adverse and unrelated to our operating performance.
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
      Pursuant to our amended asset purchase agreement for the purchase of the assets of radio station KXOL-FM, we granted warrants to the International Church of the FourSquare Gospel (“ICFG”) from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required to be issued due to the closing of the acquisition of KXOL-FM. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. To date, none of these warrants issued to ICFG have been exercised. If these warrants are exercised, we cannot assure you that this would not depress the market price of our Class A common stock.
      On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C preferred stock, each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock; and (ii) a warrant to purchase an additional

190,000 shares of our Series C preferred stock, at an exercise price of $300.00 per share (the “Warrant”). Upon conversion, each share of our Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock, which shares will be exempt from registration requirements of the Securities Act, as a transaction not involving a public offering. The shares of our Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. This Warrant is exercisable for a period of forty-eight months from the date of issuance after which it will expire if not exercised. To date, the Warrant that we have issued to Infinity has not been exercised. If the shares of Series C preferred stock are converted or if the Warrant is exercised, we cannot assure you that this would not depress the market price of our Class A common stock.
Our failure to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements and could have a material adverse effect on our business and the price of our Class A common stock.
      We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. This effort included documenting and testing our internal controls. As of December 31, 2004, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent registered public accounting firm were unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our business and the price of our Class A common stock.
Available Information
      We are subject to the reporting and other information requirements of the Exchange Act. We file reports and other information with the SEC. Such reports and other information filed by us pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Washington D.C. 20549. If interested, please call 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website on the Internet containing reports, proxy materials, information statements and other items. The Internet website address is http://www.sec.gov. Our reports, proxy materials, information statements and other information can also be inspected and copied at the offices of The Nasdaq Stock Market, on which our common stock is listed (symbol: SBSA). You can find more information about us at our Internet website located at www.spanishbroadcasting.com and our investor relations section of our website is located at www.spanishbroadcasting.com/investorinfo.shtml. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Item 2.	Properties
      The types of properties required to support each of our radio stations include offices, broadcasting studios and transmission facilities where broadcasting transmitters and antenna equipment are located. Our corporate headquarters are located at 2601 South Bayshore Drive, PH II, Coconut Grove, Florida, where we rent executive offices in a building indirectly owned by Raúl Alarcón, Jr. The lease expires in 2010, with the right to renew for two consecutive five-year terms thereafter. The studios and offices of our Miami stations are currently located in leased facilities, which are indirectly owned by Raúl Alarcón, Jr. and Pablo Raúl Alarcón, Sr., with lease terms that expire in 2012. We own the buildings housing the offices and studios in New York for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM and KXOL-FM. We own the buildings housing our Puerto Rico offices and studios in Guaynabo, Puerto Rico and Mayagüez, Puerto Rico. We own the transmitter sites for five of our eleven stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry. We lease all of our other transmitter sites, with lease terms that expire between 2005 and 2082, assuming all renewal options are exercised. We lease the office and studio facilities for our stations in Chicago and San Francisco and additional office space for our stations in New York and Puerto Rico.
      We have backup transmitter facilities in place for our New York stations WSKQ-FM and WPAT-FM in midtown Manhattan on the Four Times Square Building. We also have backup transmitter sites for KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM in Miami, KRZZ-FM in San Francisco and in San Juan, Puerto Rico for the five radio stations covering the San Juan metropolitan area. All of these sites are leased with the exception of Puerto Rico.
      These backup transmitter facilities are a large part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of a significant emergency. We are in the planning process of implementing backup studio and alternate origination points to maintain operations in the event of a studio-site outage or emergency.
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
      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit (the “Court”) in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us. The case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest. Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there is no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, we filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and our reply brief is due 20 days thereafter. The Third Circuit Court of Appeals has set this matter for oral argument on April 13, 2005. We have accrued for the $1.8 million award, plus interest, at December 31, 2004 and have recorded the amount in other expense (income), net, in the consolidated statement of operations in the fourth quarter of the fiscal year ended December 31, 2003.
      On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the “Southern District of New York”) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them.
      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriter defendants, and 1,000 individuals alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the Southern District of New York. One of the claims against the individual defendants, specifically the Section 10b-5 claim, has been dismissed.
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
      On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. To date, the parties have not submitted the revised settlement documents. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
      On December 5, 2003, Amigo Broadcasting, L.P. (“Amigo”) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the “Court”), against us, Raul Bernal (“Bernal”) and Joaquin Garza (“Garza”), two of our former employees. Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that we (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the “Property”), (2) wrongfully converted the Property to our own use and benefit, (3) induced Bernal and Garza to breach their employment agreements with Amigo, (4) used and continue to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with us and our syndicators, (5) invaded Amigo’s privacy by misappropriating the name and likeness of Bernal and Garza, and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $3.0 million.
      On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. The parties have exchanged some written discovery and are in the process of scheduling depositions. The case is scheduled for a jury trial on May 23, 2005. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
      See “Item 1. Business — Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
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

Fiscal Year Ended December 31, 2003	High	Low

First Quarter (12/30/02 - 3/31/03)	$9.16	$5.13
Second Quarter (4/01/03 - 6/30/03)	$8.85	$6.26
Third Quarter (7/01/03 - 9/30/03)	$9.45	$6.76
Fourth Quarter (10/01/03 - 12/31/03)	$10.95	$8.46

Fiscal Year Ended December 31, 2004	High	Low

First Quarter (1/01/04 - 3/31/04)	$12.35	$9.52
Second Quarter (4/01/04 - 6/30/04)	$11.21	$9.00
Third Quarter (7/01/04 - 9/30/04)	$10.40	$7.54
Fourth Quarter (10/01/04 - 12/31/04)	$11.17	$9.50
Holders
      As of March 14, 2005, there were approximately 58 record holders of our Class A common stock, par value $.0001 per share. There is no established trading market for our Class B common stock, par value $.0001 per share. As of March 14, 2005, there were 3 record holders of our Class B common stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
      We have not declared or paid any cash or stock dividends on any class of our common stock in the last two fiscal years. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our Class A or Class B common stock in the near future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant. Furthermore, the indentures governing our existing 9 5/8% notes and our senior secured credit facilities contain restrictions on our ability to pay dividends.
      Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to

October 15, 2008, we may pay these dividends in either cash or additional shares of Series B preferred stock. After October 15, 2008, we will be required to pay the dividends on our Series B preferred stock only in cash.
      Under the terms of our Series C preferred stock, we are required to pay dividends on parity with our Class A common stock and Class B common stock and each other class or series of capital stock we create after December 23, 2004.
Recent Sales of Unregistered Securities
      All sales of unregistered securities for the period covered by this annual report on Form 10-K have been previously reported by us on our current report on Form 8-K filed on October 12, 2004.
Equity Compensation Plan Information
      See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters — Equity Compensation Plan Information.”

Item 6.	Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except ratios, shares outstanding and per share data)
      The following table sets forth the historical financial information of our business. The selected historical consolidated financial information presented below under the caption “Statement of Operations Data”, “Other Financial Data” and “Consolidated Balance Sheet Data,” as of and for each of the fiscal years in the two-year period ended September 30, 2001 and the three-month transitional period ended December 30, 2001 are derived from our historical audited consolidated financial statements but not included in this annual report on Form 10-K.
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
      Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of December 31, 2003 and December 31, 2004, and for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004, the related notes included in Item 15 of this report. For additional information see the financial section of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

			Three
			Months
	Fiscal Year Ended		Ended	Fiscal Year Ended

	September 24,	September 30,	December 30,	December 29,	December 31,	December 31,
	2000	2001	2001	2002	2003	2004

	(In thousands, except per share data)
Statement of Operations Data:
Net revenue(1)	$117,761	$125,467	$31,769	$135,688	$135,266	$156,443
Station operating expenses(1)(2)	53,206	76,277	19,447	77,779	73,374	88,202
Stock based programming expense(3)	—	—	—	—	2,943	—
Corporate expenses	20,730	10,515	2,387	13,546	17,853	13,346
Depreciation and amortization	12,828	16,750	4,275	2,871	2,901	3,308
Gain on the sale of stations	—	—	—	—	—	(5,461)

Operating income from continuing operations	$30,997	$21,925	$5,660	$41,492	$38,195	$57,048
Interest expense, net(4)	(19,538)	(30,643)	(8,212)	(34,146)	(36,622)	(41,109)
Other income (expense), net	(302)	497	650	(720)	1,125	164
Loss on extinguishment of debt(5)	(28,585)	(3,063)	—	—	—	—

(Loss) income from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	$(17,428)	$(11,284)	$(1,902)	$6,626	$2,698	$16,103
Income tax expense (benefit)	(6,634)	(4,307)	(686)	53,094	11,280	16,495

(Loss) income from continuing operations before discontinued operations, and cumulative effect of a change in accounting principle	$(10,794)	$(6,977)	$(1,216)	$(46,468)	$(8,582)	$(392)
Discontinued operations, net of income taxes(6)	188	(611)	(11)	1,910	(168)	28,410

			Three
			Months
	Fiscal Year Ended		Ended	Fiscal Year Ended

	September 24,	September 30,	December 30,	December 29,	December 31,	December 31,
	2000	2001	2001	2002	2003	2004

	(In thousands, except per share data)
Cumulative effect of a change in accounting principle, net of income taxes(7)	—	—	—	(45,288)	—	—

Net (loss) income	$(10,606)	$(7,588)	$(1,227)	$(89,846)	$(8,750)	$28,018

Dividends on preferred stock	$(28,372)	$—	$—	$—	$(1,366)	$(8,548)
Preferred stock beneficial conversion	—	—	—	—	—	(11,457)

Net (loss) income applicable to common stock	$(38,978)	$(7,588)	$(1,227)	$(89,846)	$(10,116)	$8,013

(Loss) income per common share:
Basic and Diluted (before discontinued operations and cumulative effect of a change in accounting principle)	$(0.67)	$(0.11)	$(0.02)	$(0.72)	$(0.16)	$(0.31)
Basic and Diluted	$(0.67)	$(0.12)	$(0.02)	$(1.39)	$(0.16)	$0.13
Weighted average common shares outstanding(8):
Basic	58,163	64,096	64,658	64,670	64,684	64,900
Diluted	58,163	64,096	64,658	64,670	64,684	65,288
Other Financial Data:
Capital expenditures	$3,793	$5,595	$830	$3,994	$3,365	$2,998
Net cash provided by (used in) operating activities	$28,672	$17,023	$(7,377)	$10,666	$13,226	$12,839
Net cash (used in) provided by investing activities	$(205,050)	$(35,181)	$(837)	$9,265	$(231,170)	$75,458
Net cash provided by (used in) financing activities	$218,962	$18,499	$(46)	$(141)	$192,123	$(1,874)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,559	$59,900	$51,640	$71,430	$45,609	$132,032
Total assets	$634,691	$700,178	$687,078	$634,767	$842,282	$1,009,723
Total debt (including current portion)	$304,664	$327,452	$327,631	$328,310	$454,194	$453,947
Preferred stock	$—	$—	$—	$—	$76,366	$84,914
Total stockholders’ equity	$274,465	$309,426	$308,199	$227,425	$216,676	$312,636

(1)	Below are net revenue and operating expenses related to a two year AOL Time Warner, Inc. barter agreement which concluded in August 2002 and are included in continuing operations. These results are non-recurring and had a significant non-cash impact for the periods:

	Impact on

	Net	Operating
	Revenue	Expense

	($ in thousands)
(a) Fiscal year ended September 24, 2000	$504	$(668)
(b) Fiscal year ended September 30, 2001	10,409	(10,234)
(c) Three months ended December 30, 2001	2,437	(2,433)
(d) Fiscal year ended December 29, 2002	6,351	(6,366)

(2)	Station operating expenses include engineering, programming, selling and general and administrative expenses, but exclude stock-based programming expenses.

(3)	We were required to issue warrants to the International Church of the FourSquare Gospel (“ICFG”) from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. We assigned these warrants an aggregate fair market value of approximately $2.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The fair market value of each warrant was recorded as a non-recurring stock-based programming expense on the respective date of grant.

(4)	Interest expense, net includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(5)	In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Accounting for Leases” and other existing authoritative pronouncements to make various technical corrections and clarify meanings, or to describe their applicability under changed conditions. The adoption of SFAS No. 145 required our extraordinary loss recognized on extinguishments of debt in fiscal years 2000 and 2001 to be reclassified to income or loss from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle.

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

For the fiscal year ended September 30, 2001, we repaid $66.2 million of the outstanding indebtedness and accrued interest under a senior credit facility, which we then terminated. We recorded an extraordinary loss of approximately $3.1 million, which relates to the write-off of the related unamortized deferred financing costs. This extraordinary loss was reclassified to a loss on extinguishment of debt due to the adoption of SFAS No. 145.

(6)	On December 31, 2001, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 144). Under SFAS No. 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. We determined that the sales of KPTI-FM serving the San Francisco, California market, KLEY-FM and KSAH-AM serving the San Antonio, Texas market and KTCY-FM serving the Dallas, Texas market, each met the criteria in accordance with SFAS No. 144. The results of operations of these stations have been classified as discontinued operations in the selected historical consolidated statements of operations.

On August 23, 2002, we sold for $35.0 million KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment. We recognized a gain of approximately $1.8 million, net of closing costs and taxes.

On January 30, 2004, we sold for $24.4 million KLEY-FM’s and KSAH-AM’s assets held for sale consisting of $11.3 million of intangible assets, net, and $0.6 million of property and equipment. We recognized a gain of approximately $11.6 million, net of closing costs and taxes on the sale.

On September 24, 2004, we sold for $30.0 million KPTI-FM’s assets held for sale consisting of $13.0 million of intangible assets, net, and $0.3 million of property and equipment. We recognized a gain of approximately $16.8 million, net of closing costs and taxes on the sale.

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
General Overview
      We are the largest Hispanic-controlled radio broadcasting company in the United States. After giving effect to the proposed sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, we will own and operate 20 radio stations in markets that reach approximately 49% of the U.S. Hispanic population. Our stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our top three markets, based on net revenues, are New York, Los Angeles and Miami. As part of our operating business, we also operate LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.
      The success of each of our radio stations depends significantly upon its audience ratings and share of the overall advertising revenue within its market. The radio broadcasting industry is a highly competitive business, but some barriers to entry do exist. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market, as well as with other advertising media such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Factors which are material to our competitive position include management experience, our radio station’s rank in its market, signal strength and frequency and audience demographics, including the nature of the Spanish-language market targeted by a particular station. Our top three markets, based on net revenue, are New York, Los Angeles and Miami. A significant decline in net revenue or station operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.
      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our radio stations are able to charge, as well as the overall demand for radio advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the radio broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses are compensation expenses, programming expenses, and advertising and promotional expenses. Our senior management strives to control these expenses, as well as other expenses, by working closely with local station management and others, including vendors.
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
Fiscal Year Ended 2004 Compared to Fiscal Year Ended 2003
      The following summary table presents a comparison of our results of operations for the fiscal years ended December 31, 2003 and 2004. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	Fiscal Years Ended		Change

	2003	2004	$	%

	(In thousands)
Net revenue	$135,266	$156,443	21,177	16%
Engineering and programming expense	23,329	30,941	7,612	33%
Stock-based programming expense	2,943	—	(2,943)	(100)%
Selling, general and administrative expense	50,045	57,261	7,216	14%
Corporate expenses	17,853	13,346	(4,507)	(25)%
Depreciation and amortization	2,901	3,308	407	14%
Gain on sale of radio stations	—	(5,461)	(5,461)	100%

Operating income from continuing operations	38,195	57,048	18,853	49.4%
Interest expense, net	(36,622)	(41,109)	(4,487)	12%
Other income, net	1,125	164	(961)	(85)%
Income tax expense	11,280	16,495	5,215	46%
(Loss) income from discontinued operations, net	(168)	28,410	28,578	N/A

Net (loss) income	$(8,750)	$28,018	$36,768	N/A

      Net Revenue. The increase in net revenue was due to the double-digit growth in our Miami, Los Angeles and New York markets primarily due to network, local and national revenue. Additionally, the Chicago market had upper-single digit growth mainly from an increase in network and local revenue. We entered into two network revenue agreements in the fourth quarter of 2003, which have generated significant increases in network revenue.
      Engineering and Programming Expenses. The increase was mainly caused by the investments made in our Los Angeles and New York programming departments, compensation, transmitter rent and music license fees.
      Stock-Based Programming Expenses. In the fiscal year 2003, we granted ICFG seven warrants, each exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock with an aggregate fair market value of approximately $2.9 million. These warrants were issued under the terms of our amended time brokerage agreement with ICFG for KXOL-FM in exchange for broadcasting our programming on the station. The fair market value was based on the Black-Scholes option pricing model in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and was recorded as a non-cash programming expense in the fiscal year ended 2003.
      Selling, General and Administrative Expenses. The increase was mainly caused by the increases in (a) compensation and benefits due to additional personnel in various markets, (b) expenses for promotional events due to the increase in such events in New York, (c) provision for doubtful accounts due to the increase in revenue, (d) barter expense due to the increase in barter sales, and (e) professional fees related to our compliance with the Sarbanes-Oxley Act of 2002. These increases were offset by decreases in (a) local and national commissions due to lower commission structures and (b) cash advertising and promotions due to the use of barter.
      Corporate Expenses. The decrease in corporate expenses resulted mainly from a significant decrease in legal and professional fees related to the absence of various lawsuits and other legal matters of the prior year, offset by an increase in compensation due to additional personnel.
      Gain on sale of radio stations. On July 26, 2004, we entered into an asset purchase agreement with Newsweb Corporation to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM serving the Chicago, Illinois market, for a cash purchase price of $28.0 million. On November 30, 2004, we completed the sale of the assets of the radio stations, which consisted of $21.3 million of intangible assets and $1.0 million of property and equipment. We recognized a gain of approximately $5.5 million, net of closing costs. We determined that the sale of these stations did not meet the criteria under SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 144), to be classified as discontinued operations.
      Operating Income from Continuing Operations. The increase in operating income from continuing operations was primarily attributed to the increase in net revenues and decrease in stock-based programming expenses and corporate expenses and the gain on sale of stations.
      Interest Expense, Net. The increase in interest expense, net, was due to interest incurred on our $125.0 million senior secured credit facility term loan that was entered into on October 30, 2003.
      Income Taxes. The increase in income tax expense was due primarily to an increase in tax amortization of our FCC licenses related to the acquisition of KXOL-FM on October 30, 2003, which resulted in a corresponding increase in our valuation allowance for deferred tax assets related to continuing operations. Our effective book tax rate was impacted by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective book tax rate is impacted by a full valuation allowance on our deferred tax assets.
      Discontinued Operations, Net of Taxes. We determined that the sale of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, and the sale of our KPTI-FM station serving the San Francisco, California market, all met the criteria, in accordance with SFAS No. 144, to classify their respective operations as discontinued operations. Consequently, these stations’ results from operations for the fiscal years 2003 and 2004 have been classified as discontinued operations. The increase in discontinued operations, net of taxes, was primarily attributable to the $11.6 million gain recognized on the sale of our San Antonio KLEY-FM and KSAH-AM stations and the $16.6 million gain recognized on the sale of our San Francisco KPTI-FM station, net of closing costs and taxes, respectively.
      Net Income (Loss). The increase in net income was primarily due to the gain on the sales of radio stations and income from discontinued operations, and an increase in operating income from continuing operations, offset by increases in interest expense, net and income tax expense.

Fiscal Year Ended 2003 Compared to Fiscal Year Ended 2002
      The following summary table presents a comparison of our results of operations for the fiscal years ended December 29, 2002 and December 31, 2003. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	Fiscal Years Ended		Change

	2002	2003	$	%

	(In thousands)
Net revenue	$135,688	$135,266	(422)	0%
Engineering and programming expense	23,460	23,329	(131)	(1)%
Stock-based programming expense	—	2,943	2,943	100%
Selling, general and administrative expense	54,319	50,045	(4,274)	(8)%
Corporate expenses	13,546	17,853	4,307	32%
Depreciation and amortization	2,871	2,901	30	1%

Operating income from continuing operations	41,492	38,195	(3,297)	(8)%
Interest expense, net	(34,146)	(36,622)	(2,476)	7%
Other (expense) income, net	(720)	1,125	1,845	(256)%
Income tax expense	53,094	11,280	(41,814)	(79)%
Income (loss) from discontinued operations, net	1,910	(168)	(2,078)	(109)%
Cumulative effect of a change in accounting principle, net	(45,288)	—	45,288	(100)%

Net (loss) income	$(89,846)	(8,750)	$81,096	(90)%

      Net Revenue. The net revenue decrease was due to the decrease in barter revenue primarily related to the AOL Time Warner, Inc. (“AOL Time Warner”) barter agreement that concluded in August 2002. To provide better comparability on our net revenue, if the non-cash AOL Time Warner barter revenue of $6.4 million is excluded from the fiscal year 2002 results, “pro forma net revenue” actually increased by $6.0 million or 4.6%. This pro forma net revenue increase was due to the double-digit growth in our KLAX-FM and KXOL-FM stations, serving the Los Angeles market. In addition, the start-up FM stations in Chicago (WDEK, WKIE and WKIF) and Los Angeles (KZAB and KZBA), which began operating on January 6, 2003 and March 1, 2003, respectively, generated combined net revenue of $3.3 million. Offsetting these increases were decreases in our New York WSKQ-FM station mainly in national revenue and promotional events, as well as decreases in barter revenue in our core markets.
      Stock-Based Programming Expenses. We granted ICFG seven warrants, each exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock with an aggregate fair market value of approximately $2.9 million. These warrants were issued under the terms of our amended time brokerage agreement with ICFG for KXOL-FM in exchange for broadcasting our programming on the station. The fair market value was based on the Black-Scholes option pricing model in accordance with SFAS No. 123 and was recorded as a non-cash programming expense in the fiscal year ended 2003.
      Selling, General and Administrative Expenses. The decrease was primarily caused by the decrease in barter expense of $6.4 million related to the conclusion of the AOL Time Warner barter agreement in August 2002. This decrease was offset primarily by an increase in expenses attributed to the start-up FM stations in Chicago (WDEK, WKIE and WKIF) and Los Angeles (KZAB and KZBA), which had combined expenses totaling $2.6 million. Other expenses that increased were building expenses, provision for doubtful accounts and insurance.
      Corporate Expenses. The increase in corporate expenses resulted primarily from a significant increase in legal and professional fees related to various lawsuits and other legal matters in the fiscal year ended 2003.

      Operating Income from Continuing Operations. The decrease in operating income from continuing operations was primarily attributed to the increase in corporate expenses and stock-based programming expenses.
      Interest Expense, Net. The increase in interest expense, net, was primarily due to interest expense incurred on our new $125.0 million senior secured credit facility term loan that was entered into on October 30, 2003, interest expense on a lawsuit judgment and a decrease in interest income resulting from a general decline in interest rates on our cash balances.
      Other, Net. Other, net, was income of $1.1 million for the fiscal year ended 2003 due mostly to an insurance recovery for a claim related to our New York transmitting facilities and operations, offset by a legal judgment related to a commission for an acquisition. Other, net, was an expense of $0.7 million for the fiscal year ended 2002 due primarily to a legal judgment involving compensation for executive services and related services, which was offset by an insurance recovery for a claim related to the New York transmitting facilities.
      Income Taxes. The income tax expense of $11.3 million for the fiscal year ended 2003 was primarily due to an increase in our valuation allowance on our deferred tax assets. Our effective book tax rate was impacted by the adoption of SFAS No. 142 on December 31, 2001. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective book tax rate reflects a full valuation allowance on our deferred tax assets. Income tax expense for the fiscal year ended 2002 consisted primarily of a $55.4 million non-cash charge to income tax expense to establish a valuation allowance against our deferred tax assets, effective December 31, 2001. Additionally, we recorded an income tax expense of $11.6 million based on the effective book tax rate for the 2002 fiscal year, offset by a $13.9 million non-cash income tax benefit due to a reduction of a portion of our valuation allowance on our deferred taxes, determined in accordance with SFAS No. 109 and available information. Excluding the fiscal year 2002 non-cash income tax expense of $55.4 million and non-cash income tax benefit of $13.9 million, as adjusted income tax expense decreased $0.3 million or 2.6% from $11.6 million to $11.3 million due to a decrease in current foreign income taxes expense.
      Discontinued Operations, Net of Taxes. We determined that the pending sales of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, KPTI-FM station serving the San Francisco, California market, and the sale of our KTCY-FM station serving the Dallas, Texas market, all met the criteria in accordance with SFAS No. 144, to classify their operations as discontinued operations. Consequently, these stations’ results from operations for the fiscal years 2003 and 2002 have been classified as discontinued operations. On August 23, 2002, we sold KTCY-FM’s assets held for sale consisting of intangible assets and property and equipment and recognized a gain of approximately $1.8 million, net of closing costs and taxes.
      Cumulative Effect of a Change in Accounting Principle, Net of Taxes. There was no cumulative effect of a change in accounting principle for the fiscal year ended 2003. Cumulative effect of a change in accounting principle, net of taxes, was $45.3 million for the fiscal year ended 2002. We adopted SFAS No. 142, effective December 31, 2001, which eliminated the amortization of goodwill and intangible assets with indefinite useful lives and changed the method of determining whether there is a goodwill or intangible assets impairment from an undiscounted cash flow method to an estimated fair value method. As a result of the adoption of this standard, we incurred a non-cash transitional charge of $45.3 million, net of income tax benefit.
      Net Loss. The net loss for the fiscal year ended 2002 was impacted due to the adoption of SFAS No. 142, which resulted in the $55.4 million non-cash charge to establish a valuation allowance on our deferred tax assets and the non-cash charge of $45.3 million related to the cumulative effect of a change in accounting principle, net of income tax benefit. Excluding the fiscal year ended 2002 non-cash income tax expense of $55.4 million, income tax benefit of $13.9 million and cumulative effect of a change in accounting principle of $45.3 million, “as adjusted net loss,” increased $5.7 million from a net loss of $3.0 million to $8.7 million. The increase in the as adjusted net loss was due primarily to a decrease in pre-tax income primarily due to the decrease in operating income from continuing operations and increase in interest expense.

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
Liquidity and Capital Resources
      Our primary source of liquidity is cash on hand and cash provided by operations and, to the extent necessary, undrawn commitments that are available under a $10.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the indentures governing our senior subordinated notes, the certificates of designations governing our preferred stock and the credit agreement governing our senior secured credit facilities. Additionally, the indentures, certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $45.6 million and $132.0 million as of December 31, 2003 and 2004, respectively. If interest rates remain favorable, we may pursue the refinancing of our 9 5/8% senior subordinated notes due 2009, using cash on hand and proceeds from the sale of assets. There can be no assurance that we will be able to refinance our 9 5/8% senior subordinated notes due 2009 or on terms that are acceptable to us.

      The following summary table presents a comparison of our capital resources for the fiscal years ended December 31, 2003 and 2004, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Fiscal Year Ended		Change

	2003	2004	$

	(In thousands)
Capital expenditures	$3,365	$2,998	(367)

Net cash flows provided by operating activities	$13,226	$12,839	(387)
Net cash flows (used in) provided by investing activities	(231,170)	75,458	306,628
Net cash flows provided by (used in) financing activities	192,123	(1,874)	(193,997)

Net increase in cash and cash equivalents	$(25,821)	$86,423

      Net Cash Flows Provided By Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the increase in cash paid to vendors, suppliers and employees, which caused the decreases in working capital balances, offset by an increase in cash received from customers.
      Net Cash Flows (Used In) Provided by Investing Activities. Changes in our net cash flows from investing activities were primarily a result of the proceeds received from the sale of radio stations KLEY-FM and KSAH-AM in January 2004, KPTI-FM in September 2004 and WDEK-FM, WKIE-FM and WKIF-FM in November 2004. Cash used in investing activities in 2003 was due to the acquisition of radio stations made in 2003.
      Net Cash Flows Provided By (Used In) Financing Activities. Changes in our net cash flows from financing activities were primarily a result of the additional offering costs related to our Series B preferred stock, financing costs and the principal payment made on our senior secured credit facility term loan. Cash provided by financing activities in 2003 related to proceeds from the senior secured credit facility and Series B preferred stock offering on October 30, 2003.
      The following summary table presents a comparison of our capital resources for the fiscal years ended December 29, 2002 and December 31, 2003, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Fiscal Year Ended		Change

	2002	2003	$

	(In thousands)
Capital expenditures	$3,994	$3,365	(629)

Net cash flows provided by operating activities	$10,666	$13,226	2,560
Net cash flows provided by (used in) investing activities	9,265	(231,170)	(240,435)
Net cash flows (used in) provided by financing activities	(141)	192,123	192,264

Net increase in cash and cash equivalents	$19,790	$(25,821)

      Net Cash Flows Provided By Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the increase in cash receipts from customers, driven by an increase in net revenue from our Los Angeles market, start-up FM stations and improved collection efforts, offset by an increase in cash paid to vendors, suppliers and employees. Cash payment to suppliers, vendors and employees increased during fiscal year ended 2003 primarily due to an increase in corporate expenses.
      Net Cash Flows Provided By (Used In) Investing Activities. Changes in our net cash flows from investing activities from fiscal years 2002 to 2003 were primarily a result of acquisitions of radio stations made in 2003.

      Net Cash Flows (Used In) Provided By Financing Activities. Changes in our net cash flows from financing activities from fiscal years 2002 to 2003 were primarily a result of the financing of the acquisition of the Los Angeles station KXOL-FM. To finance KXOL-FM, on October 30, 2003 we sold $75.0 million of 10 3/4% Series A cumulative exchangeable redeemable preferred stock through a Rule 144A offering and entered into a $125.0 senior secured credit facility term loan, which resulted in combined net proceeds of $192.3 million.
      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required interest and quarterly principal payments pursuant to the credit agreement governing our senior secured credit facilities, interest payment requirements under our 9 5/8% senior subordinated notes due 2009 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

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
      We are required to maintain financial covenant ratios under the credit agreement governing our senior secured credit facilities as follows: (i) Consolidated EBITDA minimum, (ii) Consolidated Fixed Charge Coverage Ratio, (iii) Consolidated Leverage Ratio, (iv) Consolidated Interest Coverage Ratio and (v) Consolidated Senior Secured Debt Ratio, all as defined in the credit agreement, solely for the purpose of determining compliance with the covenants. The credit agreement governing our senior secured credit facilities requiring compliance with these financial covenants states that the calculations must be based on Generally Accepted Accounting Principles in the United States of America. We are in compliance with all covenants under our senior secured credit facilities and all other debt instruments as of December 31, 2004 and expect to be in compliance in the foreseeable future.
      On August 17, 2004, we entered into an asset purchase agreement with Styles Media Group to sell the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million. In connection with this agreement, Styles Media Group made a non-refundable $6.0 million deposit on the purchase price. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, by releasing the deposit from escrow to us. Although we expect the sale of the Los Angeles stations to be completed, there cannot be any assurance that such sale will be completed. If the proposed sale does not close, we will be unable to use the anticipated proceeds from such sale to reduce our debt.
      On August 17, 2004, Spanish Broadcasting System SouthWest, Inc. also entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.
      Pursuant to the credit agreement governing our senior secured credit facilities, the net cash proceeds received from these sales, when and if completed, must be offered to the noteholders to repay our borrowings under the senior credit facilities. Therefore, we reclassified the balance due on the senior credit facilities from long-term debt to current debt.
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
Contractual Obligations
      The following table summarizes our principal and interest contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods ($ in thousands):

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Recorded obligations:
Senior secured credit facilities term loan due 2009(a)	$126,225	126,225	—	—	—	—	—
9 5/8% senior subordinated notes due 2009(b)	490,846	32,244	32,244	32,244	32,244	361,870
Other long-term debt(c)	3,721	3,154	75	79	85	90	238
10 3/4% Series B cumulative exchangeable redeemable preferred stock(d)	195,757	—	—	—	2,843	13,647	179,267

	$816,549	161,623	32,319	32,323	35,172	375,607	179,505

Unrecorded obligations:
Operating leases(e)	26,852	2,992	2,929	2,736	2,533	2,246	13,416
Employment agreements(f)	15,928	9,082	4,552	1,619	637	38	—

	$42,780	12,074	7,481	4,355	3,170	2,284	13,416

Total obligations	$859,329	173,697	39,800	36,678	38,342	377,891	192,921

(a)	Our senior secured credit facility is a variable-rate debt instrument. Pursuant to the senior secured credit facility credit agreement, the net cash proceeds received from the sales of the Chicago (WDEK-FM, WKIE-FM, WKIF-FM) and Los Angeles (KZAB-FM and KZBA-FM) radio stations, when and if completed, must be offered to the noteholders to repay our borrowings under the senior secured credit facilities. Therefore, we reclassified the senior secured credit facilities balance from long-term debt to current debt. For the purpose of calculating our contractual obligations, we assumed that the senior secured credit facility will be paid-down in April 2005, assuming the noteholders accept the pre-payment, which is at the option of the noteholders, and used an interest rate of approximately 6.0%. See Note 9 to our consolidated financial statements for disclosure associated with the terms of these instruments.

(b)	Our existing 9 5/8% notes are fixed-rate debt instruments. See Note 8 to our consolidated financial statements for disclosure associated with the terms of these instruments.

(c)	Other long-term debts are fixed-rate debt instruments, which are a capital lease and a mortgage on a building. See Note 10 to our consolidated financial statements for disclosure associated with the terms of these instruments.

(d)	Our Series B preferred stock has no specified maturity. However, holders of the preferred stock may exercise an option on October 15, 2013 to require us to redeem all or a portion of their preferred stock. The holders of shares of Series B preferred stock are entitled to receive cumulative dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share. All dividends are cumulative from the date of issuance of the Series B preferred stock and are payable quarterly in arrears on October 15, January 15, April 15 and July 15 of each year. On or before October 15, 2008, we, at our option, may pay dividends in cash or in additional fully paid and non-assessable shares of Series B preferred stock (including fractional shares or, at our option, cash in lieu of fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. For the purpose of calculating our contractual obligations we assumed that the Series B preferred stock will pay dividends in additional fully paid and non-assessable shares until October 15, 2008, which are excluded in this contractual obligation table. We expect those dividends to be approximately $9.5 million, $10.6 million, $11.7 million, and $10.2 million for the fiscal years ended 2005, 2006, 2007 and 2008, respectively.

After October 15, 2008, dividends may be paid only in cash, which are included in this contractual obligation table. Our ability to pay cash dividends is subject to, and will be limited by, the terms of our existing 9 5/8% notes and our senior secured credit facilities.

(e)	Included in our non-cancelable operating lease obligations are minimum lease payments for office space and facilities and certain equipment. See Note 13(a) to the consolidated financial statements for a discussion of the terms of these lease agreements.

(f)	At December 31, 2004, we are committed to employment contracts for certain executives, on-air talent and general managers expiring through 2009. See Note 13(b) to the consolidated financial statements for further discussion on the nature and terms of our employment agreements.
      We have contingencies that are deemed not reasonably likely and thus not included in the above contractual obligation table. See Note 14 to the consolidated financial statements for further discussion.
      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate and if available, will obtain financing by issuing debt or common stock.
      As of December 2003, we are required to maintain financial covenants under the credit agreement governing our senior secured credit facilities as follows: (i) Consolidated EBITDA minimum, (ii) Consolidated Fixed Charge Coverage Ratio, (iii) Consolidated Leverage Ratio, (iv) Consolidated Interest Coverage Ratio and (v) Consolidated Senior Secured Debt Ratio, all as defined in the credit agreement solely for the purpose of determining compliance with the covenants. The credit agreement requiring compliance with these financial covenants states that the calculations must be based on Generally Accepted Accounting Principles in the United States of America. We are in compliance with all covenants under our senior secured credit facilities and all other debt instruments as of December 31, 2004 and expect to be in the foreseeable future.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimates. The following accounting policies require significant management judgments, assumptions and estimates.
Accounting for Intangible Assets
      Our indefinite-lived intangible assets consist of FCC broadcast licenses. FCC licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no compelling challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.
      In accordance with SFAS No. 142, we do not amortize our FCC licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We utilize independent valuations to determine the fair value of the FCC licenses, as deemed necessary. These valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third-party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue, market revenue projections, anticipated operating profit margins and various discount rates. In the preparation of the FCC license appraisals, management and an independent valuation firm make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results.
      We generally test for impairment on our FCC license intangible assets at the individual license level. However, we have applied the guidance in EITF 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (EITF 02-07), to certain of our FCC license intangible assets. EITF 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. We aggregate FCC licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.
      Our “goodwill” consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations, when a “business” has been acquired under the applicable accounting literature. SFAS No. 142 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have one reporting unit under SFAS No. 142 because all of our operating units have similar economic characteristics.
      The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, accordingly, the enterprise must perform step two of the impairment test (measurement).
      We adopted SFAS No. 142 in fiscal year 2002 and recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. During the fourth quarter of the fiscal years ended 2003 and 2004, we performed an annual impairment review of our indefinite-life intangible assets and determined that there was no impairment of intangible assets and goodwill.
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
Valuation of Accounts Receivable
      We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers and the overall creditworthiness of our customers. For the years ended December 29, 2002, December 31, 2003 and December 31, 2004, we incurred bad debt expense (recovery) of $(0.1) million, $0.3 million and $1.5 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.
Revenue Recognition
      We recognize broadcasting revenue as advertisements are aired on our radio stations, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, a fixed and determinable price, and reasonable assurance of collection. Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as customer advances.
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
Cumulative Effect of Accounting Change
      In July 2001, FASB issued SFAS No. 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We have concluded that our intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142.
      We adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of our indefinite-life intangible assets, we determined that the carrying value of certain indefinite-life intangible assets acquired from AM/ FM Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of our FCC licenses were determined through the use of a third-party valuation firm. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e., going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions and types of signals, and assumed the FCC licenses were acquired and operated by a third-party. As a result, we recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds our estimated fair value. We have determined that we have one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.

      Additionally, since amortization of our indefinite-life intangible assets ceased for financial statement purposes under SFAS No. 142, we could not be assured that the reversals of the deferred tax liabilities relating to those indefinite-life intangible assets would occur within our net operating loss carry-forward period. Therefore, on December 31, 2001, we recognized a non-cash charge totaling $55.4 million to income tax expense to establish a valuation allowance against our deferred tax assets, primarily consisting of net operating loss carry-forwards.
      As of our adoption of SFAS No. 142 effective December 31, 2001, we had unamortized goodwill in the amount of $32.7 million and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. The following table presents adjusted financial results for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004, respectively, on a basis consistent with the new accounting principle.

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

Reported net (loss) income applicable to common stockholders	$(89,846)	(10,116)	8,013
Add back cumulative effect of accounting principle, net of tax(1)	45,288	—	—
Add back income tax valuation allowance(2)	55,358	—	—

Adjusted net income (loss)	$10,800	(10,116)	8,013

Basic and diluted (loss) income per share attributable to common stockholders:
Reported net (loss) income per share	$(1.39)	(0.16)	0.13
Cumulative effect per share of a change in accounting principle, net of tax(1)	0.70	—	—
Income tax valuation allowance per share(2)	0.86	—	—

Adjusted net income (loss) per share attributable to common stockholders	$0.17	(0.16)	0.13

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, we incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of adopting SFAS No. 142 on December 31, 2001, we incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.
      We performed an annual impairment review of our indefinite-life intangible assets and goodwill during the fourth quarter of the fiscal year ended 2004 and determined that there was no impairment of intangible assets and goodwill.
New Accounting Pronouncements
      In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), a revision of SFAS No. 123. SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested subsequent to June 30, 2005. We are evaluating the requirements of SFAS No. 123R. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123R in Note 12(d) to our consolidated financial statements.

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
      We believe that inflation has not had a material impact on our results of operations for each of our fiscal years ended December 31, 2003 and December 31, 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.
      Our primary market risk is a change in interest rates. Our primary exposure is variable rates of interest associated with borrowings under our senior secured credit facilities. Advances under the senior secured credit facilities bear base rate or Eurodollar rate interest (in each case subject to applicable margins), as applicable, which vary in accordance with prevailing economic conditions. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2004, all of our debt, other than our $123.8 million senior secured credit facility term loan, had fixed interest rates. If variable interest rates average 10% higher in 2005 than they did during 2004, our variable interest expense would increase by approximately $0.6 million, compared to approximately $6.0 million for the fiscal year ended December 31, 2004. If interest rates average 10% lower in 2005 than they did during 2004, our interest income from cash and investment balances would decrease by approximately $0.1 million, compared to approximately $0.8 million for the fiscal year ended December 31, 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data
      The information called for by this Item 8 is included in Item 15, under “Financial Statements” and “Financial Statement Schedule” appearing at the end of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There have been no changes in our independent registered public accounting firm or disagreements between us and our independent registered public accounting firm on accounting or financial disclosure during our two most recent fiscal years or any subsequent interim period.

Item 9A.	Controls and Procedures
      Evaluation Of Disclosure Controls And Procedures. Our principal executive and financial officers have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) of the Exchange Act to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective at December 31, 2004, and during the period prior to and including the date of this report.
      Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report On Internal Control Over Financial Reporting.
      We, as members of management of Spanish Broadcasting System, Inc. (the “Company”) are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements and can only provide reasonable assurance with respect to the financial statement preparation and presentation even when those systems are determined to be effective. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      We, under the supervision of and with the participation of our management, assessed the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment we concluded that we maintained effective internal control over financial reporting as of December 31, 2004, based on the specified COSO criteria.
      Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this annual report on Form 10-K.
Date: March 16, 2005
/s/ Raúl Alarcón, Jr.

Name: Raúl Alarcón, Jr.

Title:	Chairman of the Board of Directors,
            Chief Executive Officer and President

/s/ Joseph A. García

Name: Joseph A. García
Title:   Chief Financial Officer,
            Executive Vice President and
            Secretary

Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth the names, ages and positions of our directors, executive officers and certain key employees as of December 31, 2004. Each of our directors and officers serves until his successor is elected and qualified.

Name	Age	Position

Raúl Alarcón, Jr.	48	Chairman of the Board of Directors, Chief Executive Officer and President
Pablo Raúl Alarcón, Sr.	78	Chairman Emeritus and Director
Joseph A. García	59	Chief Financial Officer, Executive Vice President and Secretary
Marko Radlovic	41	Chief Revenue Officer
William B. Tanner	60	Executive Vice President of Programming
Dan Mason	53	Director
Antonio S. Fernandez	65	Director
Jose A. Villamil	58	Director
Jason L. Shrinsky	67	Director
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
      Marko Radlovic became our Chief Revenue Officer on December 1, 2003. Mr. Radlovic is responsible for overseeing the revenue performance of all of our local, national and network sales efforts. Mr. Radlovic was Vice President/General Manager for our Los Angeles radio cluster from January 2002 until November 2003 and previously served as Vice President of Sales for the Los Angeles cluster. Prior to joining us, he was Market Manager for CUMULUS Media in Southern California from January 2001 until August 2001 and was Vice President/General Manager for AM/FM Inc. in Los Angeles from October 1998 to October 2000.

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
      Antonio S. Fernandez became one of our directors on June 30, 2004. Mr. Fernandez was the founder and former head of the International Investment Banking Department at Oppenheimer & Co., Inc. Mr. Fernandez’s tenure at Oppenheimer & Co., Inc. from 1979 to 1999 also included terms as Executive Vice President, Director of Operations, Treasurer, Chief Financial Officer and Director. He has been a member of the investment committees for several private equity funds and a director of a closed end fund. Earlier in his career, Mr. Fernandez held management positions at Electronic Data Systems, duPont Glore Forgan and Thomson McKinnon. Mr. Fernandez served on the board of directors of Banco Latinoamericano de Exportaciones from 1992 until 1999 and in September 2003 was elected to the board of directors of Terremark Worldwide Inc.
      Jose A. Villamil became one of our directors on June 30, 2004. Mr. Villamil has over 25 years of experience as a private business economist and as a senior policymaker of both the federal and State of Florida governments. Mr. Villamil is the Chief Executive Officer of The Washington Economics Group, Inc., serving in such position from 1993 to 1998 and from 2000 to the present. From 1999 to 2000, he was Director for Tourism, Trade and Economic Development of Florida. Mr. Villamil is also Chairperson of the Governor’s Council of Economic Advisors and a member of the board of directors of Enterprise Florida, Inc. Since April 2003, Mr. Villamil has been director of CommerceBank, N.A. and CommerceBank Holding Corp. Most recently, Mr. Villamil was appointed to President George W. Bush’s Transition Advisory Committee on U.S. Commercial and Trade Policies. From 1989-1993, Mr. Villamil served as Chief Economist and later as Undersecretary for Economic Affairs at the United States Department of Commerce.
      Jason L. Shrinsky became one of our directors on November 2, 1999. Mr. Shrinsky is a partner of the law firm Kaye Scholer LLP, where he has been a partner since 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye Scholer LLP has served as our legal counsel for more than 20 years.
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
      Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2004, all the Reporting Persons complied with all applicable filing requirements, except that one report covering one transaction by Joseph A. García was filed late. In addition, we believe that two reports covering two separate transactions by Marko Radlovic in fiscal year 2003 were filed late.

Code of Ethics
      We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our employees, officers and directors and is publicly available on our Internet website at www.spanishbroadcasting.com. If we make substantive amendments to this Code of Ethics or grant any waiver from its provisions to our principal executive, financial or accounting officers, or persons performing similar functions, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K within five days of such amendment or waiver.
Composition of the Audit Committee; Audit Committee Financial Expert
      We have a separately-designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Exchange Act. The current members of our Audit Committee are three independent directors (as defined under applicable SEC and Nasdaq rules): Dan Mason, Antonio S. Fernandez and Jose A. Villamil. Our Board of Directors has determined that Mr. Fernandez, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

Item 11.	Executive Compensation
      The following table sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries, in all capacities during the fiscal years ended December 31, 2004, December 31, 2003 and December 29, 2002, by our Chief Executive Officer and President and our next highest paid executive officers at December 31, 2004, whose total annual salary and bonus exceeded $100,000.
Summary Compensation Table

								Long Term
								Compensation
								Awards

	Annual Compensation							Securities
								Underlying
			Salary		Bonus	Other Annual		Options/SARs
Name	Principal Position	Year	($)		($)	Compensation($)		(#)

Raúl Alarcón, Jr.	Chief Executive Officer,	2004	$1,226,888		$985,245	$104,132	(a)	100,000
	President and Chairman	2003	1,226,888		710,183	122,799	(b)	100,000
	of the Board of Directors	2002	1,226,888		790,629	101,008	(c)	100,000
Joseph A. García	Executive Vice President,	2004	$400,000		$200,000	$—	(e)	50,000
	Chief Financial Officer	2003	400,000		160,000	—	(e)	—
	and Secretary	2002	423,077	(d)	200,000	—	(e)	150,000
Marko Radlovic	Chief Revenue Officer(f)	2004	$500,000		$50,000	$—	(e)	62,500
		2003	416,538		97,199	—	(e)	90,000
		2002	—		—	—		—
William B. Tanner	Executive Vice President	2004	$658,972		$391,500	$64,300	(g)	15,000
	of Programming	2003	617,540		446,500	—	(e)	15,000
		2002	563,582		192,000	154,742	(h)	15,000

(a)	Mr. Alarcón, Jr. received personal benefits in addition to his salary and bonus, including use of automobiles. We paid an aggregate of $90,929 in fiscal year 2004, for automobiles used by Mr. Alarcón, Jr. and $13,203 for personal travel expenses.

(b)	Mr. Alarcón, Jr. received personal benefits in addition to his salary and bonus, including use of automobiles. We paid an aggregate of $82,265 in fiscal year 2003 for automobiles used, including a driver’s salary, for Mr. Alarcón, Jr. In addition, Mr. Alarcón, Jr. received $40,534 for personal travel expenses.

(c)	Mr. Alarcón, Jr. received personal benefits in addition to his salary and bonus, including use of automobiles. We paid an aggregate of $98,388 in fiscal year 2002 for automobiles used, including a driver’s salary, for Mr. Alarcón, Jr. These amounts exclude payments made by us in connection with our lease of an apartment in New York City owned by Mr. Alarcón, Jr., which was terminated in September 2002. Mr. Alarcón, Jr. and others used the apartment while in New York on SBS business.

(d)	Includes $23,077 reimbursed to Mr. García for unused vacation time from prior years.

(e)	Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(f)	Mr. Radlovic became our Chief Revenue Officer on December 1, 2003. For the preceding portion of fiscal year 2003, he served as Vice President/ General Manager for our Los Angeles radio cluster and was not an executive officer.

(g)	Mr. Tanner received $24,000 for automobile allowances in addition to his salary and bonus. In addition, Mr. Tanner realized $40,300 upon exercise of 10,000 shares of Class A common stock at an exercise price of $7.07 on November 30, 2004.

(h)	In December 2002, we made a payment of $154,742 to Mr. Tanner pursuant to an addendum to Mr. Tanner’s employment agreement which required us to make a payment to Mr. Tanner if the price of our Class A common stock had not reached specified levels by August 30, 2002. Such amounts were accrued in our financial statements in fiscal year 2002.

Stock Options
      The following table sets forth information concerning the grant of stock options to each of the named executive officers in the fiscal year ended December 31, 2004:
Option/ SAR Grants in Last Fiscal Year

	Individual Grants

			Percent of			Potential Realizable
	Number of		Total			Value at Assumed Annual
	Securities		Options/SARs			Rates of Stock Price
	Underlying		Granted to			Appreciation for
	Options/SARs		Employees in	Exercise or		Option Term
	Granted		Fiscal Year	Base Price
Name	(#)(a)		2004	($/Sh)	Expiration Date	5% ($)	10% ($)

Raúl Alarcón, Jr.	100,000	(b)	10.1%	$9.98	10/27/14	$627,637	$1,590,555
Joseph A. García	50,000	(c)	5.1	11.78	01/21/14	370,419	938,714
Marko Radlovic	62,500	(d)	6.3	10.10	11/03/14	396,989	1,006,050
William B. Tanner	15,000	(e)	1.5	8.66	08/30/09	35,889	79,305

(a)	These options were granted under our 1999 Stock Option Plan. The options that are not otherwise exercisable prior to a change in control of SBS will become exercisable on the date of a change in control of SBS and will remain exercisable for the remainder of the term of the option, as discussed in our 1999 Stock Option Plan.

(b)	Mr. Alarcón, Jr.’s options vested and became exercisable immediately upon the granting of such options on October 27, 2004.

(c)	Twenty percent of Mr. García’s options vested immediately on January 21, 2004, the date of grant, and the rest vest ratably over a four year period.

(d)	Thirty-three percent of Mr. Radlovic’s options vested immediately on November 3, 2004, the date of the grant, and the rest vest ratably over a two year period.

(e)	Mr. Tanner’s option vested and became exercisable immediately upon the granting of such option on August 30, 2004.

      The following table sets forth certain information regarding stock options exercised by the named executive officers during fiscal year 2004, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and nonexercisable stock options as of December 31, 2004. Also reported are the values of “in the money” options which represent the positive spread between the exercise price of any existing stock options and the Class A common stock price as of December 31, 2004.
Aggregated Option/ SAR Exercises in Last Fiscal
Year and Fiscal Year End Options/ SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs at		In-the-Money Options at
	Shares		Fiscal Year End 2004 (#)		Fiscal Year End 2004 ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Raúl Alarcón, Jr.	—	—	600,000	—	$1,076,130	$—
Joseph A. García	—	—	450,000	100,000	706,100	87,600
Marko Radlovic	—	—	89,930	97,570	108,888	69,762
William B. Tanner	10,000	$40,300	268,552	—	230,139	—
Director Compensation
      All directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. Directors who are officers do not receive compensation for serving on our Board of Directors. Our non-employee directors are eligible to receive options under our Non-Employee Director Stock Option Plan and directors’ fees.
      In connection with his election to the Board of Directors on November 2, 1999, we granted Jason L. Shrinsky options to purchase 50,000 shares of Class A common stock, with an exercise price of $20.00 per share, of which, options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares vested ratably over four years. In addition, on March 7, 2005, the Compensation Committee granted Mr. Shrinsky an option to purchase 50,000 shares of Class A common stock at an exercise price of $10.79 per share, of which, options to purchase 10,000 shares vested immediately and the remaining options to purchase 40,000 shares vest ratably over four years. Mr. Shrinsky holds his options for the benefit of his law firm, Kaye Scholer LLP.
      Effective as of October 29, 2001, in connection with the election of Carl Parmer to our Board of Directors on August 9, 2001, we granted Mr. Parmer options to purchase 50,000 shares of Class A common stock, with an exercise price of $7.50 per share, of which, options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares were to vest ratably over four years. Mr. Parmer ended his term as a member of the Board of Directors on June 30, 2004 and all his vested options were exercised and his unvested options terminated.
      Effective as of July 10, 2003, in connection with the election of Jack Langer to our Board of Directors on July 10, 2003, we granted Mr. Langer options to purchase 50,000 shares of Class A common stock, with an exercise price of $8.60 per share, of which, options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares were to vest ratably over four years. Mr. Langer ended his term as a member of the Board of Directors on June 30, 2004 and all his vested and unvested options have terminated.
      Effective as of July 10, 2003, in connection with the election of Dan Mason to our Board of Directors on July 10, 2003, we granted Mr. Mason options to purchase 50,000 shares of Class A common stock, with an exercise price of $8.60 per share, of which, options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares vest ratably over four years.
      Effective as of June 10, 2004, in connection with the election of Antonio S. Fernandez and Jose A. Villamil to our Board of Directors, we granted each of Messrs. Fernandez and Villamil options to purchase 50,000 shares of Class A common stock, with an exercise price of $9.33 per share, of which, options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares vest ratably over four years.
      During the fiscal year ended December 31, 2004, we made payments in the amount of $100,000 to Mr. Mason, $75,000 to Mr. Parmer, $62,500 to Mr. Langer and $37,500 to each of Messrs. Fernandez and Villamil for their services rendered as directors. Mr. Shrinsky declined to accept a fee. We paid for the use of an automobile by Mr. Alarcón, Sr. in the amount of $14,632 during the fiscal year ended 2004. As of June 9, 2004, the Board of Directors determined that the annual fees paid to non-employee directors for service on the Board of Directors and committees should consist of: $25,000 for service on the Board of Directors; $25,000 for service on the Audit Committee and $25,000 for service on the Compensation Committee.
      See “Item 11. Executive Compensation — Stock Plans — Non-Employee Director Stock Option Plan.”
Employment Agreements and Arrangements

Raúl Alarcón, Jr.
      We have an employment agreement with Raúl Alarcón, Jr. dated as of October 25, 1999, pursuant to which Mr. Alarcón, Jr. serves as our Chairman of the Board of Directors, Chief Executive Officer and President. The agreement became effective on October 27, 1999 and renews for successive one-year periods, unless earlier terminated pursuant to the terms of the agreement. The agreement provides for a base salary of not less than $1.0 million for each year of the employment term, which may be increased by the Board of Directors. Under the terms of the agreement, Mr. Alarcón, Jr. is entitled to receive an annual cash performance bonus based on annual same station operating income or a greater amount in the discretion of the Board of Directors. Mr. Alarcón, Jr. has the right to receive options to purchase 100,000 shares of Class A common stock each year of the employment term at an exercise price equal to the fair market value of our Class A common stock on the respective grant date. Mr. Alarcón, Jr. is also entitled to participate in our employee benefit plans and to receive other non-salary benefits, such as health insurance, life insurance, reimbursement for business related expenses and reimbursement for personal tax and accounting expenses. The agreement provides that Mr. Alarcón, Jr.’s employment may be terminated at the election of the Board of Directors upon his disability or for cause (as defined in the agreement). Pursuant to the agreement, Mr. Alarcón, Jr. is entitled to the use of one automobile and one driver at our expense.

Joseph A. García
      We have an employment agreement with Joseph A. García dated as of December 7, 2000, pursuant to which Mr. García serves as our Chief Financial Officer, Executive Vice President and Secretary. The agreement became effective on December 7, 2000, expires on December 7, 2005 and automatically renews for successive one-year periods after December 7, 2005, unless otherwise provided in writing. On March 7, 2005, the Compensation Committee increased Mr. García’s annual base salary from $400,000 to $450,000, effective March 1, 2005. In addition, Mr. García is entitled to receive an annual cash bonus to be determined by the Board of Directors, based on performance and operating targets achieved by SBS. Mr. García received an option to purchase 100,000 shares of Class A common stock, with 20% vesting immediately and the rest vesting ratably over a four-year period at an exercise price of $4.81 per share, for past performance. Mr. García is entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses. Mr. García is entitled to the use of one automobile at our expense. Prior to December 7, 2000, we had an employment agreement with Mr. García dated as of October 25, 1999 (the “1999 Employment Agreement”), which was superceded by the current agreement. Under the 1999 Employment Agreement, Mr. García received an option to purchase 250,000 shares of Class A common stock, at an exercise price of $20.00 per share, all of which has vested. In addition, on March 7, 2005, the Compensation Committee granted Mr. García an option to purchase 25,000 shares of Class A common stock at an exercise price of $10.79 per share, with 50% vesting immediately and the remaining 50% vesting on March 7, 2006.

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

Marko Radlovic
      We have an employment agreement with Marko Radlovic dated as of October 31, 2003, pursuant to which Mr. Radlovic serves as our Chief Revenue Officer. The agreement became effective December 1, 2003, expires on November 30, 2006 and automatically renews for successive one-year periods after November 30, 2006, unless we provide notice of our intention not to renew. The agreement provides for an annual base salary of $500,000. Mr. Radlovic is entitled to receive quarterly performance bonuses based on net sales per quarter meeting certain sales budget targets. Under the terms of the agreement, Mr. Radlovic received (1) an option to purchase 90,000 shares of Class A common stock, with 33% vesting immediately and the rest vesting ratably over a two-year period, and (2) options to purchase 62,500 shares of Class A common stock to be granted based on merit in each of the second and third years of the employment term and which will vest ratably in the three years following the grant date, in each case at an exercise price equal to the closing price of our Class A common stock on the business day of each respective grant date. Mr. Radlovic is also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement of business related expenses. He is also entitled to reimbursement of relocation expenses and a monthly automobile allowance.
Stock Plans

1999 Stock Option Plan
      We adopted an option plan to incentivize our present and future executives, managers and other employees through equity ownership. The option plan provides for the granting of stock options to individuals selected by the Compensation Committee of the Board of Directors (or a subcommittee of the Compensation Committee or by the Board of Directors if such committees are not appointed). An aggregate of 3,000,000 shares of Class A common stock have been reserved for issuance under this option plan. The option plan allows us to tailor incentive compensation for the retention of personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. During the fiscal year ended December 31, 2004, options to purchase 887,500 shares of Class A common stock were granted under this plan at exercise prices ranging from $8.66 to $11.78 per share.
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
      Under the plan, any non-exercisable options will immediately vest and become exercisable upon a change in control of SBS. If a non-employee director ceases to be a member of the Board of Directors due to death, retirement or disability, all his unvested options will terminate immediately and all his exercisable options on such date will remain exercisable based on the plan terms. If a non-employee director’s service as a director is terminated for any reason other than the preceding, all his unvested options will terminate immediately and all his exercisable options on such date will remain exercisable for thirty days.
401(k) Plan
      We offer a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering our employees. Pursuant to the 401(k) Plan, an employee may elect to contribute to the 401(k) Plan 1%-15% from his/her annual salary, not to exceed the statutorily prescribed annual limit, which was $13,000 for 2004. We may, at our option and in our sole discretion, make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants. To date, we have not made any such contributions. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until distributed to them and contributions by us will be deductible by us when, and if, made. The trustees under the 401(k) Plan, at the direction of each participant, invest such participant’s assets in the 401(k) Plan in selected investment options.
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
      We currently have directors’ and officers’ liability insurance that provides for coverage of up to $35.0 million.
      There is a pending litigation claim against us and certain of our directors and officers concerning which such directors and officers may seek indemnification. On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the “Southern District of New York”) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them.
      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriter defendants, and 1,000 individuals alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the Southern District of New York. One of the claims against the individual defendants, specifically the Section 10b-5 claim, has been dismissed.
      In June of 2003, after lengthy negotiations, a settlement proposal was embodied in a memorandum of understanding among the investors in the plaintiff class, the issuer defendants and the issuer defendants’ insurance carriers. On July 23, 2003, our Board approved both the memorandum of understanding and an agreement between the issuer defendants and the insurers. As of March 1, 2004, the overwhelming majority of non-bankrupt issuer defendants have approved the settlement proposal. The principal components of the settlement include: 1) a release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; 2) the assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the underwriter defendants; and 3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs against the underwriter defendants. The payments will be charged to each issuer defendant’s insurance policy on a pro rata basis.
      On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance, and program of notice, and (b) schedule a Rule 23 fairness hearing. To date, the parties have not submitted the revised settlement documents. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
Compensation Committee Interlocks and Insider Participation
      Our Compensation Committee is currently comprised of three independent directors: Jose A. Villamil, our Compensation Committee Chairman, Antonio S. Fernandez and Dan Mason. Mr. Mason, became a member of the Compensation Committee on July 10, 2003. Messrs. Villamil and Fernandez became members of the Compensation Committee on June 30, 2004.
      See “Item 13. Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth information concerning the beneficial ownership of our Class A common stock and our Class B common stock as of March 10, 2005, by:

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

	Class A Shares		Class B Shares
						Percent
		Percent		Percent	Percent	of
		of		of	of Total	Total
	Number of	Class A	Number of	Class B	Economic	Voting
Name and Address(1)(2)	Shares	Shares	Shares	Shares	Interest	Power

Raúl Alarcón, Jr.(3)	600,000	1.2%	23,500,000	95.6%	33.0%	80.1%
Pablo Raúl Alarcón, Sr.	—	—	1,070,000	4.4%	1.5%	3.6%
Joseph A. García(4)	512,500	1.1%	—	—	*	*
Marko Radlovic(3)	95,030	*	—	—	*	*
William B. Tanner(3)	268,552	*	—	—	*	*
Dan Mason(3)	20,000	*	—	—	*	*
Antonio S. Fernandez(3)	10,000	*	—	—	*	*
Jose A. Villamil(3)	10,000	*	—	—	*	*
Jason L. Shrinsky(5)	75,000	*	—	—	*	*

All named executive officers and directors as a group(6)	1,591,082	3.0%	24,570,000	100.0%	33.6%	82.7%
Infinity Media Corporation(7)	11,400,000	22.1%	—	—	15.0%	3.8%
T. Rowe Price Associates, Inc.(8)	5,204,550	10.9%	—	—	7.2%	1.8%
Columbia Wagner Asset Management, L.P.(9)	3,055,500	6.4%	—	—	4.2%	1.0%

*	Indicates less than 1%.

(1)	The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133.

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

(3)	Shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this table.

(4)	Includes 502,500 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report.

(5)	Includes 60,000 shares of Class A common stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this report. Mr. Shrinsky holds these options for the benefit of his law firm, Kaye Scholer LLP. Mr. Shrinsky shares ownership of, and voting and investment power for, 15,000 shares of Class A common stock with his spouse.

(6)	Includes 1,566,082 shares of Class A common stock issuable upon the exercise of options that the holders have the right to exercise within sixty days of the date of this table.

(7)	Reflects ownership of Infinity Media Corporation (“IMC”), Infinity Broadcasting Corporation (“IBC”), Viacom Inc. (“Viacom”), NAIRI, Inc. (“NAIRI”) and National Amusements, Inc. (“NAI” and, together with IMC, IBC, Viacom and NAIRI, the “Infinity Entities”) of 380,000 shares of our Series C preferred stock and a warrant (the “Warrant”) to purchase 190,000 additional shares of Series C preferred stock. Upon conversion, each of the shares of Series C preferred stock will convert into twenty fully paid and non- assessable shares of Class A common stock. Accordingly, the Series C preferred stock beneficially owned by the Infinity Entities and the Series C preferred stock issuable upon exercise of the Warrant are convertible into 11,400,000 shares of Class A common stock. Mr. Sumner M. Redstone, by virtue of his stock ownership in NAI, may be deemed to be the beneficial owner, with shared dispositive and voting power, of the Series C preferred stock held or controlled by the Infinity Entities. The address of the Infinity Entities and Mr. Redstone is c/o Infinity Media Corporation, 1515 Broadway, New York, New York 10036. We obtained this information from a Schedule 13D filed by Viacom, Inc. on December 27, 2004.

(8)	The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. T. Rowe Price Associates, Inc. has sole voting power with respect to 1,253,350 shares and sole dispositive power with respect to all the shares. The shares are owned by various individual and institutional investors, including T. Rowe Price New Horizons Fund, Inc. for which T. Rowe Price Associates, Inc. serves as an investment advisor. T. Rowe Price Associates, Inc. disclaims beneficial ownership of these shares. We obtained this information from a Schedule 13G filed by T. Rowe Price Associates, Inc. on February 14, 2005.

(9)	The address of Columbia Wagner Asset Management, L.P. is 227 W. Monroe Ste. 3000, Chicago, Illinois 60606. Columbia Wagner Asset Management, L.P. has sole investment discretion and voting power with respect to all the shares. The shares are owned by various individual and institutional investors for which Columbia Wagner Asset Management, L.P. serves as an investment advisor. We obtained this information from a Schedule 13G filed by Columbia Wagner Asset Management, L.P. on February 14, 2005.

Equity Compensation Plan Information
      The following table sets forth, as of December 31, 2004, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:
Equity Compensation Plan Information
As of December 31, 2004

	(a)
	Number of Shares			(c)
	to be Issued Upon	(b)		Number of Securities
	Exercise of	Weighted-Average		Remaining Available for
	Outstanding	Exercise Price of		Future Issuance Under
	Options,	Outstanding		Equity Compensation
	Warrants and	Options, Warrants		Plans (excluding
Plan Category	Rights	and Rights		Column (a))

Equity Compensation Plans Approved by Stockholders
1999 Stock Option Plan	2,558,252	$11.57		348,648
Non-Employee Director Stock Option Plan	200,000	11.18		70,000
Equity Compensation Plans Not Approved by Stockholders
Options issued to a former director(a)	250,000	20.00		—
Warrants related to acquisition of KXOL-FM(b)	2,700,000	9.77
KRZZ-FM(c)	3,800,000	—	(c)	—

Total	9,508,252			418,648

(a)	We granted Arnold Sheiffer, who served as a director of SBS from 1996 until August 1999, stock options to purchase 250,000 shares of Class A common stock upon the closing of our initial public offering, for his past services as a director.

(b)	On October 30, 2003, we completed the acquisition of the assets of radio station KXOL-FM serving the Los Angeles, California market, from ICFG for a cash purchase price of $250.0 million plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock. This warrant was exercisable for a period of thirty-six months from the date of issuance and as of February 8, 2005, the warrant expired. Pursuant to the amended asset purchase agreement and amended time brokerage agreements relating to the acquisition of KXOL-FM, we issued to ICFG seven additional warrants, each exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. To date, none of these warrants issued to ICFG have been exercised.

(c)	On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C preferred stock, which are convertible at the option of the holder into twenty fully paid and non-assessable shares each of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of our Series C preferred stock, at an exercise price of $300.00 per share (the “Warrant”). Upon conversion, each share of our Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock. The shares of our Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if we take certain actions), Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

Item 13.	Certain Relationships and Related Transactions
      In 1992, Messrs. Alarcón, Sr., our Chairman Emeritus and a member of our Board of Directors, and Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, acquired a building in Coral Gables, Florida, for the purpose of housing the studios and offices of our Miami stations. In June 1992, Spanish Broadcasting System of Florida, Inc., one of our subsidiaries, entered into a 20-year net lease with Messrs. Alarcón, Sr. and Alarcón, Jr. for the Coral Gables building which provides for a base monthly rent of $9,630. Effective June 1, 1998, the lease for this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcón, Sr. and Alarcón, Jr. This building currently houses the offices and studios of all of our Miami stations. The lease for the stations’ previous studios expired in October 1993, was for less than half the space of the stations’ present studios and had a monthly rent of approximately $7,500. Based upon our prior lease for studio space and current real estate rental amounts, we believe that the lease for the current studio is at or below the market rate.
      Our corporate headquarters are located in a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly-owned by Mr. Alarcón, Jr. Since November 1, 2000, we have been leasing our office space under a 10-year lease, with the right to renew for two consecutive five-year terms. We are currently paying a monthly rent of approximately $55,000 for this office space. We believe that the monthly rent we pay is at the market rate.
      Jason L. Shrinsky, one of our directors, is a partner of Kaye Scholer LLP, which has represented us as our legal counsel for more than 20 years and continues to do so. Mr. Shrinsky’s son, Jeffrey Shrinsky, is employed by us as General Manager of our radio station WLEY-FM serving the Chicago, Illinois market. His base salary is $290,000 plus additional incentive bonuses. During the fiscal year ended 2004, Jeffrey Shrinsky was paid $215,569 and $10,927 in relocation expenses.
      On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C preferred stock, which are convertible at the option of the holder into twenty fully paid and non-assessable shares each of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of our Series C preferred stock, at an exercise price of $300.00 per share (the “Warrant”). Upon conversion, each share of our Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock. The shares of our Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. The Series C preferred stock held by Infinity and the Series C preferred stock issuable upon conversion of the Warrant are convertible into 11,400,000 shares of Class A common stock, which represents more than 5% of our Class A common stock. In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if we take certain actions), Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
      On October 5, 2004, we entered into operational agreements with affiliates of Infinity. We entered into a barter agreement with CBS Broadcasting Inc. (“CBS”) and Viacom Outdoor Inc. (“Viacom”), pursuant to which we provide CBS with advertising airtime on our radio stations, in exchange for which, Viacom provides outdoor displays (such as billboards) promoting our radio stations. During fiscal year 2004, pursuant to the barter sales agreement, we recorded sales from Viacom, Inc. in the amount of $584,520.
      Sterling Advisors LLC serves as a financial consultant to us pursuant to a consulting agreement originally dated January 8, 2002 and renewed most recently as of March 1, 2005. Under the terms of that agreement, Sterling Advisors LLC is paid a retainer of $300,000 per year to advise us with respect to various financial matters. In 2004, Sterling Advisors LLC was paid $300,000 under the agreement and an additional $450,000 (paid in January, 2005) as a success fee in connection with our closing of the acquisition of radio station KRZZ-FM in San Fransisco in December 2004. Under a separate agreement with Irradio Holdings, Ltd., Sterling Advisors LLC serves as a financial consultant to, and receives fees from, Irradio Holdings, Ltd., a Florida limited partnership controlled by Mr. Alarcón, Jr., which includes among its assets the building in which we lease our corporate headquarters.

      Victor Aleman, Sr., the brother-in-law of Mr. Alarcón, Sr., is employed by us as a consultant. He was paid $83,640 during the fiscal year ended 2004, which included the use of an automobile.
      See “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information.”

Item 14.	Principal Accountant Fees and Services
      The following table sets forth the aggregate fees billed to us for professional audit services rendered by KPMG LLP (“KPMG”) for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for such periods and fees billed for other services rendered by KPMG for such periods. Fees include amounts related to the year indicated, which may differ from amounts billed.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2004	December 31, 2003

	($ in thousands)
Annual audit fees(1)	$997	$473
Audit related fees(2)	15	15
Tax fees(3)	278	279
All other fees(4)	300	—

Total fees for services	$1,590	$767

(1)	Annual audit fees for the audit of the consolidated financial statements included in our annual report on Form 10-K and the review of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for statutory audits required by the Puerto Rico tax authorities, debt compliance letters, consents, review of registration statements and other documents filed with the SEC, and accounting consultations. In 2004, this includes their audit over management’s assessment over the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit related fees are the fees for the financial statement audit of the Company’s employee benefit plan.

(3)	Tax fees are the fees for professional services rendered for tax compliance, tax advice, and tax planning for our U.S. and Puerto Rico entities.

(4)	All other fees are the fees for services other than those in the above three categories. This category includes fees for documentation assistance services related to internal controls over financial reporting.
Audit Committee Pre-Approval Policies and Procedures
      In accordance with the Audit Committee Charter, the Audit Committee has the responsibility and authority to approve in advance all audit and non-audit services to be provided to us. The Audit Committee has not adopted pre-approval policies and procedures for services performed by our independent auditors. Our Audit Committee approves the engagement of our independent auditors to render audit or non-audit services before each such engagement. The Audit Committee may, however, adopt pre-approval policies and procedures in the future if it deems pre-approval policies and procedures to be appropriate for us. The Audit Committee did not rely upon the exception to the pre-approval requirements provided in 17 C.F.R 210.2-01(c)(7)(i)(c). The Audit Committee provided its prior approval for all audit and non-audit related services reflected in the above table. The Audit Committee reviewed the provision of all non-audit services by KPMG and concluded that the provision of these services was compatible with maintaining KPMG’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
      The following financial statements have been filed as required by Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Operations for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004.

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004.

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004.

Notes to Consolidated Financial Statements
      2. Financial Statement Schedule
      The following financial statement schedule has been filed as required by Item 8 of this report:
      Financial Statement Schedule — Valuation and Qualifying Accounts

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Spanish Broadcasting System, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Spanish Broadcasting System, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Spanish Broadcasting System, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Spanish Broadcasting System, Inc. based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Spanish Broadcasting System, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Spanish Broadcasting System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries as listed in the Index of Item 15 and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Miami, Florida
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Spanish Broadcasting System, Inc.:
      We have audited the accompanying consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries (the “Company”) as listed in the Index at Item 15. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule listed in the Index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Note 15 of the notes to consolidated financial statements, effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spanish Broadcasting System, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Miami, Florida
March 16, 2005

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and December 31, 2004

	December 31,	December 31,
	2003	2004

	(In thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$45,609	132,032
Receivables:
Trade	28,325	35,649
Barter	140	413

	28,465	36,062
Less allowance for doubtful accounts	2,898	3,440

Net receivables	25,567	32,622
Prepaid expenses and other current assets	3,482	2,520
Assets held for sale	23,944	65,004

Total current assets	98,602	232,178
Property and equipment, net	24,558	22,178
FCC licenses	673,338	710,410
Goodwill	32,706	32,806
Other intangible assets, net of accumulated amortization of $5 in 2003 and $34 in 2004	1,169	1,400
Deferred financing costs, net of accumulated amortization of $4,767 in 2003 and $6,754 in 2004	11,461	10,073
Other assets	448	678

	$842,282	1,009,723

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of the senior credit facilities term loan due 2009	$1,250	123,750
Current portion of other long-term debt	227	3,154
Accounts payable and accrued expenses	18,822	24,225
Accrued interest	6,370	5,428
Deposit on the sale of station	1,500	—
Deferred commitment fee	—	525

Total current liabilities	28,169	157,082
Senior credit facilities term loan due 2009	123,750	—
9 5/8% senior subordinated notes, due 2009, net of unamortized discount of $9,754 in 2003 and $8,524 in 2004	325,246	326,476
Other long-term debt, less current portion	3,721	567
Deferred income taxes	68,354	127,055
Other long-term liabilities	—	993

Total liabilities	549,240	612,173

Commitments and contingencies (notes 13, 14, and 17)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares, issued and outstanding 75,000 shares in 2003, issued and outstanding 83,054 shares in 2004	76,366	84,914
Stockholders’ equity:
Series C preferred stock, $0.002 par value and liquidation value. Authorized 600,000 shares; issued and outstanding 380,000 shares	—	1
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; issued and outstanding 37,087,355 shares in 2003, issued and outstanding 40,197,805 shares in 2004	3	4
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; issued and outstanding 27,605,150 shares in 2003, issued and outstanding 24,583,500 shares in 2004	3	2
Additional paid-in capital	443,961	520,450
Accumulated deficit	(227,291)	(207,821)

Total stockholders’ equity	216,676	312,636

	$842,282	1,009,723

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

	(In thousands, except per share data)
Net revenue	$135,688	135,266	156,443

Operating expenses:
Engineering and programming	23,460	23,329	30,941
Stock-based programming	—	2,943	—
Selling, general and administrative	54,319	50,045	57,261
Corporate expenses	13,546	17,853	13,346
Depreciation and amortization	2,871	2,901	3,308
Gain on the sale of stations	—	—	(5,461)

Total operating expenses	94,196	97,071	99,395

Operating income from continuing operations	41,492	38,195	57,048
Other (expense) income:
Interest expense	(34,836)	(37,123)	(41,897)
Interest income	690	501	788
Other, net	(720)	1,125	164

Income from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	6,626	2,698	16,103
Income tax expense	53,094	11,280	16,495

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(46,468)	(8,582)	(392)
Income (loss) on discontinued operations, net of tax	1,910	(168)	28,410
Cumulative effect of a change in accounting principle for intangible assets, net of tax of $30,192	(45,288)	—	—

Net (loss) income	$(89,846)	(8,750)	28,018

Dividends on preferred stock	—	(1,366)	(8,548)
Preferred stock beneficial conversion, value treated as a dividend	—	—	(11,457)

Net (loss) income applicable to common stockholders	$(89,846)	(10,116)	8,013

Basic and diluted (loss) income per common share:
Net loss per common share before discontinued operations and cumulative effect of a change in accounting principle	(0.72)	(0.16)	(0.31)
Net income per common share for discontinued operations	0.03	—	0.44
Net loss per common share attributed to a cumulative effect of a change in accounting principle	(0.70)	—	—

Net (loss) income per common share	$(1.39)	(0.16)	0.13

Weighted average common shares outstanding:
Basic	64,670	64,684	64,900

Diluted	64,670	64,684	65,288

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004

	Class C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-In	Accumulated	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Deficit	Equity

	(In thousands, except share data)
Balance at December 30, 2001	—	$—	36,862,705	$3	27,795,500	$3	435,522	(127,329)	308,199
Issuance of warrants as a partial payment towards a radio station acquisition	—	—	—	—	—	—	8,922	—	8,922
Issuance of Class A common stock from options exercised	—	—	23,600	—	—	—	150	—	150
Conversion of Class B common stock to Class A common stock	—	—	190,350	—	(190,350)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(89,846)	(89,846)

Balance at December 29, 2002	—	$—	37,076,655	$3	27,605,150	$3	444,594	(217,175)	227,425
Issuance of warrants as a payment towards the rights to operate a radio station	—	—	—	—	—	—	2,943	—	2,943
Issuance of Class A common stock from options exercised	—	—	10,700	—	—	—	70	—	70
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(3,646)	—	(3,646)
Series B preferred stock dividend	—	—	—	—	—	—	—	(1,366)	(1,366)
Net loss	—	—	—	—	—	—	—	(8,750)	(8,750)

Balance at December 31, 2003	—	$—	37,087,355	$3	27,605,150	$3	443,961	(227,291)	216,676
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(375)	—	(375)
Issuance of Class A common stock from options exercised	—	—	88,800	—	—	—	580	—	580
Conversion of Class B common stock to Class A common stock	—	—	3,021,650	1	(3,021,650)	(1)	—	—	—
Issuance of Series C preferred stock	380,000	$1	—	—	—	—	76,284	—	76,285
Series B preferred stock dividend	—	—	—	—	—	—	—	(8,548)	(8,548)
Dividend for beneficial conversion feature of Series C preferred stock	—	—	—	—	—	—	(11,457)	—	(11,457)
Accretion of value of Series C preferred stock	—	—	—	—	—	—	11,457	—	11,457
Net income	—	—	—	—	—	—	—	28,018	28,018

Balance at December 31, 2004	380,000	$1	40,197,805	$4	24,583,500	$2	520,450	(207,821)	312,636

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(89,846)	(8,750)	28,018

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1,910)	165	(28,410)
Gain on sale of radio stations	—	—	(5,461)
Stock-based programming expense	—	2,943	—
Cumulative effect of a change in accounting principle for intangible assets	75,480	—	—
Loss (gain) on disposal of fixed assets	21	(166)	163
Depreciation and amortization	2,871	2,901	3,308
Net barter income	(854)	(495)	(753)
(Reduction of) provision for trade doubtful accounts	(40)	345	1,562
Amortization of debt discount	970	1,092	1,230
Amortization of deferred financing costs	1,281	1,391	1,990
Increase in deferred income taxes	21,927	10,820	15,791
Amortization of deferred commitment fee	(701)	(581)	(75)
Changes in operating assets and liabilities:
Increase in trade receivables	(2,626)	(237)	(9,105)
(Increase) decrease in other current assets	(556)	(1,222)	799
Decrease (increase) in other assets	55	(247)	(248)
Increase in accounts payable and accrued expenses	2,514	3,533	3,885
Increase in deferred commitment fee	—	—	600
(Decrease) increase in accrued interest	(90)	1,144	(942)

Net cash provided by continuing operations	8,496	12,636	12,352
Net cash provided by discontinued operations	2,170	590	487

Net cash provided by operating activities	10,666	13,226	12,839

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs of $446 in 2002 and $1,166 in 2004	34,534	—	79,734
Deposit on sale of station	—	1,500	—
Proceeds from sale of assets	—	655	—
Additions to property and equipment	(3,828)	(3,216)	(2,998)
Additions to property and equipment of discontinued operations	(166)	(149)	—
Acquisition of radio stations	—	(229,960)	—
Acquisition costs of radio stations	—	—	(1,278)
Advances on purchase price of radio stations	(21,275)	—	—

Net cash provided by (used in) by investing activities	9,265	(231,170)	75,458

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

	(In thousands)
Cash flows from financing activities:
Proceeds from Series B cumulative exchangeable redeemable preferred stock, net of issuance cost of $3,646 in 2003 and $375 in 2004	—	71,354	(375)
Proceeds from Class A stock options exercised	150	70	580
Repayments of other long-term debt	(291)	(208)	(227)
Proceeds from senior credit facilities	—	125,000	—
Repayment of senior credit facilities	—	—	(1,250)
Increase in deferred financing costs	—	(4,093)	(602)

Net cash (used in) provided by financing activities	(141)	192,123	(1,874)

Net increase (decrease) in cash and cash equivalents	19,790	(25,821)	86,423
Cash and cash equivalents at beginning of year	51,640	71,430	45,609

Cash and cash equivalents at end of year	$71,430	45,609	132,032

Supplemental cash flows information:
Interest paid during the year	$32,663	32,857	39,619

Net income taxes (received) paid during the year	$(13)	191	337

Noncash investing and financing activities:
Issuance of Series C Preferred Stock for acquisition of radio station	$—	—	64,923

Issuance of warrants towards the acquisition of a of a radio station	$8,922	—	11,362

Accrual of preferred stock as payment of preferred stock dividend	$—	1,366	1,860

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business
      Spanish Broadcasting System, Inc., a Delaware corporation, and subsidiaries (the “Company”), after giving effect to the proposed pending divestiture, will own and operate 20 radio stations serving six of the top-ten U.S. Hispanic markets, which include Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco (see Note 5). As part of its operating business, the Company operates LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.
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
      The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the Federal Communications Commission (the “FCC”) for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties the Company may acquire. The Company operates in the radio broadcasting industry which is subject to extensive and changing regulations by the FCC.

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
      Prior to December 29, 2002, the Company reported revenue and expenses on a broadcast calendar basis. “Broadcast calendar basis” means a period ending on the last Sunday of each reporting period. For fiscal year ended December 29, 2002, the Company reported 52 weeks of revenues and expenses.

(b)	Revenue Recognition
      The Company recognizes broadcasting revenue as advertisements are aired on its radio stations, which are subject to meeting certain conditions such as persuasive evidence that an agreement exists, a fixed and determinable price and reasonable assurance of collection. Agency commissions are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency, then the agency remits gross billings less their commission to the Company when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as customer advances.

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
      Maintenance and repairs are charged to expense as incurred; improvements are capitalized. When items are retired or are otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are credited or charged to income.

(d)	Impairment or Disposal of Long-Lived Assets
      The Company accounts for long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting requirements to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. See Note 4 for a discussion on discontinued operations.

(e)	Indefinite-Lived Intangible Assets (FCC licenses) and Goodwill
      The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and goodwill. FCC licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations, which taken together, constitute a pattern of abuse. The Company intends to renew the licenses indefinitely and evidence supports our ability to do so. Historically, there has been no compelling challenge to our license renewals. Technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142), the Company does not amortize our FCC licenses. The Company tests these indefinite-lived intangible assets for impairment at least annually. The Company utilizes independent valuations to assist in determining the fair value of the FCC licenses, as deemed necessary. These valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third-party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenues, market revenue projections, anticipated operating profit margins and various discount rates. In the preparation of the FCC license appraisals, management and an independent valuation firm make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results.
      The Company generally tests for impairment on its FCC license intangible assets at the individual license level. However, the Company has applied the guidance in EITF 02-07, “Unit of Accounting for Testing

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment of Indefinite — Lived Intangible Assets” (EITF 02-07), for certain of its FCC license intangible assets. EITF 02-07 states that separately recorded indefinite-lived intangible assets, should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. The Company aggregates FCC licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.
      Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. SFAS No. 142 requires the Company to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. The Company has determined that it has one reporting unit under SFAS No. 142 because all of its operating segments have similar economic characteristics.
      The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
      The Company adopted SFAS No. 142 in fiscal year 2002 and recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. During the fourth quarter of fiscal years ended 2003 and 2004, we performed an annual impairment review of our indefinite-life intangible assets and determined that there was no impairment of intangible assets and goodwill.

(f)	Other Intangible Assets, net
      Other intangible assets, net consist of favorable tower leases acquired. Other intangible assets are being amortized over the life of the lease; however, not to exceed 40 years.

(g)	Deferred Financing Costs
      Deferred financing costs relate to the refinancing of the Company’s debt in June 2001 and additional debt financing obtained in October 2003 (see Notes 8 and 9). Deferred financing costs are being amortized using the effective interest method.

(h)	Barter Transactions
      Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. The Company records barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $12.9 million, $6.3 million, and $7.5 million for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004, respectively. Barter expense amounted to $12.0 million, $5.8 million, and $6.7 million for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004, respectively.
      Unearned barter revenue consists of the excess of the aggregate fair value of goods or services received by the Company, over the aggregate fair value of advertising time delivered by the Company. Unearned barter revenue totaled approximately $0.7 million and $0.4 million at December 31, 2003 and December 31, 2004, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal year ended September 24, 2000, the Company entered into a barter transaction with an Internet Service Provider (the “ISP”) whereby the ISP agreed to provide a guaranteed minimum number of impressions to the Company on the ISP’s networks over a two-year period in exchange for advertising time on certain of the Company’s stations, with an aggregate fair value of $19.7 million at the date of the transaction.
      Below are net revenues and operating expenses related to this two-year ISP agreement which concluded in August 2002 and are included in continuing operations.

	Impact on

	Net	Operating
	Revenue	Expense

	($ in thousands)
Fiscal year ended December 29, 2002	$6,351	6,366

(i)	Cash and Cash Equivalents
      Cash and cash equivalents consist of cash, money market accounts and certificates of deposit at various commercial banks. All cash equivalents have original maturities of 90 days or less.

(j)	Income Taxes
      The Company files a consolidated federal income tax return for its domestic operations. The Company is also subject to foreign taxes on its Puerto Rico operations. The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 16).

(k)	Advertising Costs
      The Company incurs various marketing (including advertising) and promotional costs to add and maintain listenership. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $5.4 million, $5.1 million and $5.3 million in fiscal years ended 2002, 2003 and 2004, respectively.

(l)	Deferred Commitment Fee
      On December 30, 1996, the Company entered into an agreement with a national advertising agency (the “Agency”), whereby the Agency would serve as the Company’s exclusive sales representative for all national sales for a seven-year period. Pursuant to this agreement, the Agency agreed to pay a commitment fee of $5.1 million to the Company, of which $1.0 million was paid upon execution of the agreement and $4.1 million was to be remitted on a monthly basis over a three-year period through January 2000. During fiscal year ended September 24, 2000, the Agency revised its agreement with the Company to reduce the total commitment fee to $5.0 million. This agreement expired in December 2003 and was fully amortized at December 31, 2003.
      In December 2003, the Company entered into a new eight-year national sales representation agreement with the Agency. Pursuant to this new agreement, the Company will pay the Agency a commission percentage determined based on achieving certain national sales volume and the Agency agreed to pay a commitment fee of $0.6 million to the Company. The commitment fee is recognized on a straight-line basis over the eight-year contractual term of the arrangement as a reduction of agency commissions. Deferred commitment fee

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represents the excess of payments received from the Agency over the amount recognized. The deferred commitment fee was $0.5 million at December 31, 2004.

(m)	Use of Estimates
      The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n)	Concentration of Business and Credit Risks
      The Company’s operations are conducted in several markets across the United States, including Puerto Rico. The Company’s New York, Miami and Los Angeles markets accounted for more than 70% of net revenue for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004. The Company’s credit risk is spread across a large number of customers. The Company does not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(o)	Basic and Diluted Net (Loss) Income Per Common Share
      The Company has presented net (loss) income per common share pursuant to SFAS No. 128, “Earnings Per Share.” Basic net (loss) income per common share was computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the fiscal years ended December 29, 2002 and December 31, 2003 since their effect would be anti-dilutive. Common stock equivalents for the fiscal years ended December 29, 2002 and December 31, 2003 amounted to 198,157 and 154,723, respectively. The following table summarizes the net (loss) income applicable to common stockholders and the net (loss)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income per common share for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004 (in thousands, except per share data):

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

Loss from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(46,468)	(8,582)	(392)
Less dividends on preferred stock	—	(1,366)	(8,548)
Less preferred stock beneficial conversion, value treated as a dividend	—	—	(11,457)

Loss applicable to common stockholders from continuing operations before discontinued operations, and cumulative effect of a change in accounting principle	(46,468)	(9,948)	(20,397)
Discontinued operations, net of tax	1,910	(168)	28,410
Cumulative effect of a change in accounting principle, net of tax	(45,288)	—	—

Net (loss) income applicable to common stockholders	$(89,846)	(10,116)	8,013

Weighted average common shares outstanding:
Basic	64,670	64,684	64,900
Diluted	64,670	64,684	65,288
Basic and diluted loss (income) per common share:
Net loss per common share before discontinued operations, and cumulative effect of a change in accounting principle	(0.72)	(0.16)	(0.31)
Net income per common share for discontinued operations	0.03	—	0.44
Net loss per common share for cumulative effect of a change in accounting principle	(0.70)	—	—

Net (loss) income per common share	$(1.39)	(0.16)	0.13

(p)	Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of the Company’s other long-term debt instruments, including our senior secured credit facility, approximate their carrying amounts as the interest rates approximate the Company’s current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair values of the Company’s financial instruments are as follows (in millions):

	December 31, 2003		December 31, 2004

	Gross		Gross
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

9 5/8% senior subordinated notes due 2009	$335.0	357.6	$335.0	351.8
10 3/4% Series B cumulative exchangeable redeemable preferred stock	$76.4	79.6	$84.9	94.3
      The fair value estimates of the financial instruments were based upon quotes from major financial institutions taking into consideration current rates offered to the Company for debt or equity instruments of the same remaining maturities.

(q)	Stock Option Plans
      The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net (loss) income and pro forma net (loss) income per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123 and the expanded disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” See Notes 12 and 18.

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

(t)	Other Income (Expense)
      In fiscal year ended December 31, 2003, the Company received $1.5 million in business interruption insurance proceeds related to the tragic events of September 11, 2001.

(3)	Acquisitions
      On December 31, 2002, the Company entered into an asset purchase agreement with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. On December 31, 2002, the Company also entered into a time brokerage agreement with Big City Radio-Chi, LLC pursuant to which we broadcast our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM from January 6,

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 to April 4, 2003. On April 4, 2003, the Company completed the purchase of these stations which was financed from cash on hand. On November 30, 2004, these stations were sold (see Note 5).
      On October 30, 2003, the Company completed the acquisition of the assets of radio station KXOL-FM, serving the Los Angeles, California market, from the International Church of the FourSquare Gospel (“ICFG”) for a total cost of $264.0 million comprised of a cash purchase price of $250.0 million, closing costs and commissions of $5.1 million, plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of the Company’s Class A common stock at an exercise price of $10.50 per share. The Company assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123. The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. This warrant was exercisable for a period of thirty-six months from the date of issuance; as of February 8, 2005 the warrant expired. On November 2, 2000, pursuant to the asset purchase agreement between the Company and ICFG for the acquisition of the assets of KXOL-FM, the Company made a non-refundable deposit of $5.0 million which was credited towards the $250.0 million cash purchase price at closing. Pursuant to amendments to the asset purchase agreement, prior to the closing, the Company made additional non-refundable deposits toward the cash purchase price in the aggregate amount of $55.0 million which were also credited towards the $250.0 million cash purchase price at closing. Cash on hand was used to make all the non-refundable deposits toward the cash purchase price. The remaining $190.0 million of the cash purchase price was funded from (1) the proceeds of our private offering of $75.0 million of 10 3/4% Series A cumulative exchangeable redeemable preferred stock which closed on October 30, 2003 and (2) borrowings under a senior secured credit facility, consisting of a $125.0 million term loan facility which the Company entered into on October 30, 2003 (see Notes 8 and 9).
      In addition to the FCC license of KXOL-FM, the assets acquired by the Company from ICFG included certain radio transmission equipment and a fifty-year lease at a rent of $1.00 per year for the KXOL-FM tower site, all of which were used by ICFG for radio broadcasting and which the Company now uses for radio broadcasting. The consideration for the acquisition of the assets of KXOL-FM was determined through arm’s-length negotiations between the Company and ICFG. The Company determined the fair value of the lease to be approximately $1.2 million which was allocated to the purchase price and is being amortized over 40-years. The Company allocated the total cost of the purchase price of KXOL-FM as follows: $262.7 million for FCC licenses, $0.1 million for equipment, and $1.2 million for other intangible assets.
      From April 30, 2001 until the closing of the acquisition, the Company broadcasted its programming over KXOL-FM pursuant to a time brokerage agreement with ICFG. From April 30, 2001 until February 28, 2003, ICFG broadcasted its programming over our radio stations KZAB-FM and KZBA-FM pursuant to a time brokerage agreement with the Company. Pursuant to the amended asset purchase agreement and amended time brokerage agreements, the Company was required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, the Company granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. The Company assigned these warrants an aggregate fair market value of approximately $2.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123. The fair market value of each warrant was recorded as a stock-based programming expense on the respective date of grant. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. To date, none of these warrants issued to ICFG have been exercised.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 23, 2004, the Company completed the acquisition contemplated by the merger agreement, dated October 5, 2004, with Infinity Media Corporation (“Infinity”), Infinity Broadcasting Corporation of San Francisco (“Infinity SF”), and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (“SBS Bay Area”), pursuant to which Infinity SF merged with and into SBS Bay Area, the surviving entity. SBS Bay Area acquired all of the rights and obligations of Infinity SF, including the FCC licenses for radio station KRZZ-FM (formerly KBAA-FM), serving the San Francisco, California market and certain related assets.
      In connection with the closing of the merger transaction, the Company issued to Infinity (i) an aggregate of 380,000 shares of the Company’s Series C convertible preferred stock, $.002 par value per share (the “Series C preferred stock”), which are convertible at the option of the holder into twenty fully paid and non-assessable shares each of the Company’s Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the “Warrant”). Upon conversion, each share of Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of the Company’s Class A common stock, which shares will be exempt from registration requirements of the Securities Act, as a transaction not involving a public offering. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of the Company’s Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of the Company’s Class A common stock, subject to adjustment.
      In connection with the closing of the merger transaction, the Company also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if the Company takes certain actions), Infinity may instruct the Company to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
      The Company reviewed Regulation S-X (Section 210.11-01(d)), SFAS No. 141 “Business Combinations” and EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and concluded that the acquisition of KRZZ-FM did not constitute a business. The Company acquired from Infinity, the FCC license of KRZZ-FM, certain radio transmission equipment and a favorable ninety-nine year lease at a rent of $1.00 per year for the KRZZ-FM back-up transmitter site. The Company allocated the total cost of the purchase price of KRZZ-FM based on the fair value of the consideration given and assets acquired as follows: $126.2 million for FCC licenses, $0.3 million for other intangible assets, $0.1 million for equipment, $46.9 million for deferred tax liability, $2.1 million for other short- and long-term liabilities and $77.6 million for additional paid-in capital and preferred stock. Additionally, the Company recognized an $11.5 million dividend for the beneficial conversion feature related to the Series C preferred stock issued as reflected in the consolidated statements of operations and changes in stockholders’ equity.
      The Company’s consolidated results of operations include the results of WDEK-FM, WKIE-FM, WKIF-FM, KXOL-FM and KRZZ-FM from the respective dates of acquisition or time brokerage agreement. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses.

(4)	Dispositions of Stations Classified as Discontinued Operations
      On September 18, 2003, the Company entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. On January 30, 2004, the Company completed the sale of the assets of these radio stations consisting of $11.3 million of intangible assets, net, and $0.6 million of property and equipment. During fiscal year ended December 31, 2004, the Company recognized a gain of approximately $11.6 million, net of closing costs and taxes on the sale.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 2, 2003, the Company entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (“Three Point Media”) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. On February 3, 2004, the Company terminated the agreement; however, on April 15, 2004, the Company reinstated the agreement and entered into an amendment to the asset purchase agreement and a time brokerage agreement under which Three Point Media broadcasted its programming on KPTI-FM. In connection with this amendment, Three Point Media made an additional $0.5 million deposit on the purchase price. On September 24, 2004, the Company completed the sale of the assets of these radio stations consisting of $13.0 million of intangible assets, net, and $0.3 million of property and equipment. During fiscal year ended December 31, 2004, the Company recognized a gain of approximately $16.6 million, net of closing costs and taxes on the sale.
      The Company determined that since it was eliminating all significant revenues and expenses generated in these markets served, that sales of these stations met the criteria in accordance with SFAS No. 144 to classify the stations’ assets as held for sale and their respective operations as discontinued operations. The results of operations in the current year and prior year periods of these stations have been classified as discontinued operations in the consolidated statements of operations. Discontinued operations had net revenues of $6.3 million and $4.7 million and generated income before gain on sale and income taxes of $1.2 million and $0.6 million for the fiscal years ended December 29, 2002 and December 31, 2003, respectively. Discontinued operations had net revenues of $0.8 million and minimal income before gain on sale and income taxes for the fiscal year ended December 31, 2004.
      In addition, pursuant to the credit agreement governing our senior secured credit facilities, one-half of the net cash proceeds received from these sales was offered to the noteholders to repay our borrowings under the senior credit facilities, but the prepayment was rejected.

(5)	Dispositions of Stations Not Classified as Discontinued Operations
      On July 26, 2004, the Company entered into an asset purchase agreement with Newsweb Corporation to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, for a cash purchase price of $28.0 million. On November 30, 2004, the Company completed the sale of the assets of these radio stations consisting of $21.3 million of intangible assets and $1.0 million of property and equipment. The Company recognized a gain of approximately $5.5 million, net of closing costs.
      On August 17, 2004, the Company entered into an asset purchase agreement with Styles Media Group, LLC (“Styles Media Group”), to sell the assets of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million. In connection with this agreement, Styles Media Group made a non-refundable $6.0 million deposit on the purchase price. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, 2005, by releasing the deposit from escrow to the Company. Although the Company expects the sale of the Los Angeles stations to be completed, there cannot be any assurance that such sale will be completed. If the proposed sale does not close, the Company will be unable to use the anticipated proceeds from such sale to reduce its debt.
      On August 17, 2004, Spanish Broadcasting System SouthWest, Inc. also entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.
      The Company determined that since the Company was not eliminating all significant revenues and expenses generated in these markets, the sales and pending sales of these stations did not meet the criteria in

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordance with SFAS No. 144 to classify the stations’ operations as discontinued operations. However, the Company did reclassify the stations’ assets as held for sale in accordance with SFAS No. 144. On December 31, 2004, the Company had assets held for sale consisting of $63.9 million of intangible assets and $1.1 million of property and equipment for radio stations KZAB-FM and KZBA-FM. In addition, pursuant to the credit agreement governing our senior secured credit facilities, the net cash proceeds received from these sales, when and if completed, must be offered to the noteholders to repay our borrowings under the senior credit facilities. Therefore, the Company reclassified the senior credit facilities balance from long-term debt to current debt (see Note 9).

(6)	Property and Equipment, Net
      Property and equipment, net consists of the following at December 31, 2003 and 2004 (in thousands):

			Estimated
	2003	2004	Useful Lives

Land	$2,487	2,437	—
Building and building improvements	19,808	19,946	20 years
Tower and antenna systems	4,487	4,361	7-15 years
Studio and technical equipment	8,822	7,227	10 years
Furniture and fixtures	3,000	2,799	3-10 years
Transmitter equipment	5,977	5,415	7-10 years
Leasehold improvements	2,516	2,461	5-13 years
Computer equipment and software	3,854	3,605	5 years
Other	1,462	1,628	5 years

	52,413	49,879
Less accumulated depreciation and amortization	(27,855)	(27,701)

	$24,558	22,178

(7)	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses at December 31, 2003 and 2004 consist of the following (in thousands):

	2003	2004

Accounts payable — trade	$1,335	2,442
Unearned barter revenue	690	421
Accrued compensation and commissions	7,048	7,941
Accrued professional fees	3,592	2,983
Accrued music license fees	673	303
Accrued legal contingencies	3,026	3,082
Accrued taxes	842	2,444
Other accrued expenses	1,616	4,609

	$18,822	24,225

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Senior Subordinated Notes and Preferred Stock

(a)	9 5/8% Senior Subordinated Notes
      On November 2, 1999, concurrently with the Company’s initial public offering of Class A common stock, the Company sold $235.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 (the “1999 Notes”), from which the Company received proceeds of $228.0 million after payment of underwriter commissions. In connection with this transaction, the Company capitalized financing costs of $8.5 million related to the 1999 Notes.
      On June 8, 2001, the Company sold $100.0 million of 9 5/8% senior subordinated notes due 2009 (the “2001 Notes”) through a Rule 144A debt offering from which the Company received proceeds of approximately $85.0 million, after payment of underwriting commissions, a $12.3 million delayed draw special fee payment and discount given in connection with the issuance. In connection with this transaction, the Company capitalized financing costs of $3.6 million. The terms of the 2001 Notes were substantially the same as the 1999 Notes.
      In connection with the issuance and sale of the 2001 Notes in the Rule 144A debt offering, the Company entered into a registration rights agreement with the initial purchaser in the offering pursuant to which the Company agreed to file a registration statement to permit holders of the 2001 Notes to exchange such notes for notes newly registered under the Securities Act. In addition, this exchange offer also allowed for the exchange of the full outstanding amount of the 1999 Notes. The exchange offer was consummated on December 5, 2001, with an aggregate amount of $335.0 million of 2001 Notes and 1999 Notes being exchanged and only a minimal amount of the 1999 Notes remaining outstanding.
      The Company’s ability to incur additional indebtedness is limited by the terms of the respective indentures under its senior subordinated notes. Under the terms of the indenture governing the 1999 and 2001 Notes, the lenders have subordinate liens on substantially all of the Company’s assets (with the exception of the Company’s FCC licenses held by certain subsidiaries of the Company, because a grant of a security interest therein would be prohibited by law, and certain general intangibles and fixed assets under particular limited circumstances). In addition, the indenture places restrictions on the Company with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and mergers, among other things.

(b)	10 3/4% Series A and B Cumulative Exchangeable Redeemable Preferred Stock
      On October 30, 2003, the Company partially financed the purchase of radio stations KXOL-FM with proceeds from the sale through a private placement of 75,000 shares of the Company’s 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), without a specified maturity date. The offering was made within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act. The gross proceeds from the issuance of the Series A Preferred Stock amounted to $75.0 million. In connection with this transaction, the Company charged issuance costs of $4.0 million related to the Series A Preferred Stock to additional paid-in capital.
      On February 18, 2004, the Company commenced an offer to exchange registered shares of the Company’s 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share (the “Series B Preferred Stock”) for any and all shares of our outstanding unregistered Series A Preferred Stock. The Company’s registration statement on Form S-4, which registered the Series B Preferred Stock and the 10 3/4% subordinated exchange notes due 2013 that may be issued by the Company in exchange for the Series B Preferred Stock under certain circumstances, was declared effective by the SEC on February 13, 2004. The exchange offer expired at 5:00 p.m., eastern standard

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
time, on March 26, 2004, with full participation in the exchange offer by all holders of our Series A Preferred Stock. On April 5, 2004, the Company completed the exchange offer and exchanged 76,702,083 shares of the Company’s Series B Preferred Stock for all of the Company’s then outstanding shares of Series A Preferred Stock.
      The Company has the option on or after October 15, 2008, to redeem all or some of the registered Series B Preferred Stock for cash at varying redemption prices (expressed as a percentage of liquidation preference) depending on the year of the optional redemption, plus accumulated and unpaid dividends to the redemption date. In addition, before October 16, 2006 at the Company’s option but subject to certain conditions, the Company may redeem up to 40% of the aggregate liquidation preference of the Series B Preferred Stock, whether initially issued or issued in lieu of cash dividends or interest, with the proceeds of certain equity offerings. On October 15, 2013, each holder of Series B Preferred Stock will have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends. As of December 31, 2003 and December 31, 2004, the Company has increased the carrying amount of the Series B Preferred Stock by approximately $1.4 million and $8.5 million, respectively, for accrued dividends, which was calculated using the effective interest method.

(9)	Senior Secured Credit Facilities
      On October 30, 2003, the Company entered into a $135.0 million senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility included a five-year $10.0 million revolving credit line and $125.0 million of term loans. The Company partially financed the purchase of radio stations KXOL-FM with the gross proceeds of the $125.0 million term loan. The $10.0 million revolving credit facility was undrawn at December 31, 2004. In connection with this transaction, the Company capitalized financing costs of $4.1 million related to the Senior Credit Facility.
      Under the terms of the Senior Secured Credit Facility, the lenders have liens on substantially all of the Company’s assets (with the exception of the Company’s FCC licenses held by certain subsidiaries of the Company, because a grant of a security interest therein would be prohibited by law, and certain general intangibles and fixed assets under particular limited circumstances) and on the stock of the Company’s subsidiaries.
      The Company is required to maintain financial covenant ratios under the Senior Secured Credit Facility as follows: (i) Consolidated EBITDA minimum, (ii) Consolidated Fixed Charge Coverage Ratio, (iii) Consolidated Leverage Ratio, (iv) Consolidated Interest Coverage Ratio and (v) Consolidated Senior Secured Debt Ratio, all as defined in the credit agreement, solely for the purpose of determining compliance with the covenants. In addition, the credit agreement places restrictions on the Company with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and mergers, among other things. The Company is in compliance with all covenants under the Senior Secured Credit Facility and all other debt instruments as of December 31, 2004.
      Pursuant to the Senior Secured Credit Facility credit agreement, the net cash proceeds received from the sales of radio station WDEK-FM, WKIE-FM, WKIF-FM, which was completed in November 2004, and KZAB-FM and KZBA-FM, when and if completed, must be offered to the noteholders to repay our borrowings under the Senior Secured Credit Facility. Therefore, the Company reclassified the Senior Secured Credit Facility balance from long-term debt to current debt (see Note 5). In the event that the sale of KZBA-FM and KZAB-FM is completed and the noteholders accept the pre-payment, which is solely at their option, the Company will be required to write-off unamortized financing costs related to this debt, which amounted to $3.4 million at December 31, 2004.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Senior secured credit facility consists of the following at December 31, 2004 (in thousands):

2004

Revolving credit facility of $10.0 million, due 2008	$—
Term loan payable due in quarterly principal repayment of .25% of the original outstanding amount of $125.0 million including variable interest based on LIBOR plus 325 basis points, with outstanding balance due in 2009	123,750

123,750
Less current portion	(123,750)

$—

(10)	Other Long-Term Debt
      Other long-term debt consists of the following at December 31, 2003 and 2004 (in thousands):

	2003	2004

Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at 6.25%, commencing June 1992. See notes 11 and 13	$703	637
Note payable due in monthly installments of $39,196, including interest at 9.75%, commencing August 2000, with balance due on June 2005	3,245	3,084

	3,948	3,721
Less current portion	(227)	(3,154)

	$3,721	567

      The scheduled maturities of other long-term debt are as follows at December 31, 2004 (in thousands):

Fiscal year ending December 31,:
2005	$3,154
2006	75
2007	79
2008	85
2009	90
Thereafter	238

$3,721

(11)	Related-Party Transactions
      On December 1, 2000, the Company entered into a lease for its corporate headquarters with a Florida limited partnership for which the general partner is a company wholly owned by the Company’s Chief Executive Officer (CEO) and Chairman of the Board of Directors (Chairman). The Company is leasing the office space under a 10-year operating lease with rental payments of approximately $0.7 million per year, with the right to renew for two consecutive five-year terms. In addition, the Company occupies a building under a capital lease agreement with certain stockholders. See Note 13(a). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal year ended December 29, 2002, the Company paid approximately $0.1 million of its share of expenses to a company, which is owned by the former Chairman for a special event that was co-sponsored by the Company.
      During fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004, one of the Company’s board of director members was a partner in a law firm that provides services to the Company, for which the Company paid approximately $4.2 million, $4.2 million, and $4.1 million, respectively, for legal services performed. The Company had outstanding payables to the law firm for approximately $2.3 million and $1.6 million, respectively, as of December 31, 2003 and 2004.

(12)	Stockholders’ Equity

(a)	Series C Preferred Stock
      On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, the Company issued to Infinity (i) an aggregate of 380,000 shares of Series C preferred stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, at an exercise price of $300.00 per share (the “Warrant”).
      Under the terms of the certificate of designation governing the Series C preferred stock, the holder of Series C preferred stock has the right to convert each share of Series C preferred stock into twenty fully paid and nonassessable shares each of the Company’s Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of the Company’s Class A common stock, subject to adjustment.
      In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if we take certain actions), Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
      The Company is required to pay holders of Series C preferred stock dividends on parity with the Company’s Class A common stock and Class B common stock and each other class or series of capital stock the Company creates after December 23, 2004.
      On December 23, 2004, the Company recognized an $11.5 million dividend for the beneficial conversion feature related to the Series C preferred stock issued as reflected in the consolidated statements of operations and changes in stockholders’ equity.

(b)	Class A and B Common Stock
      The rights of the holders of shares of Class A common stock and Class B common stock are identical except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. Holders of each class of common stock are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to the Series B Preferred Stock and on parity with the Series C Preferred Stock with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Warrants
      In connection with the purchase of KXOL-FM and the merger agreement with Infinity, as discussed in Note 3, the Company has issued warrants to ultimately purchase an aggregate of 6,500,000 shares of the Company’s Class A common shares. The following table summarizes information about these warrants:

	Number of Class A
	Common Shares	Per Share Exercise	Warrant Expiration
Warrant Date of Issue	Underlying Warrants	Price	Date

February 8, 2002(1)	2,000,000	$10.50	February 8, 2005
March 31, 2003	100,000	$ 6.14	March 31, 2006
April 30, 2003	100,000	$ 7.67	April 30, 2006
May 31, 2003	100,000	$ 7.55	May 31, 2006
June 30, 2003	100,000	$ 8.08	June 30, 2006
July 31, 2003	100,000	$ 8.17	July 31, 2006
August 31, 2003	100,000	$ 7.74	August 31, 2006
September 30, 2003	100,000	$ 8.49	September 30, 2006
December 23, 2004	3,800,000	(see Note 12(a))	December 23, 2008

	6,500,000

(1)	Subsequent to December 31, 2004, warrants for 2,000,000 shares of Class A common stock expired unexercised.

(d)	Stock Option Plans
      In September 1999, the Company adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a nonemployee director stock option plan (the “1999 NQ Plan”). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of the Company’s board of directors, and will have a contractual life of up to 10 years from date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant, and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of the Company, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively.
      Upon the closing of our initial public offering on November 2, 1999, the Company granted a stock option to purchase 250,000 shares of Class A common stock to a former director. These options vested immediately, and expire 10 years from the date of grant.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock option, as of December 29, 2002, December 31, 2003 and December 31, 2004, and changes during the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004, is presented below (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 30, 2001	1,995	$14.49
Granted	312	8.35
Exercised	(24)	6.36
Forfeited	(118)	14.48

Outstanding at December 29, 2002	2,165	$13.69
Granted	335	8.85
Exercised	(11)	6.55
Forfeited	(138)	13.49

Outstanding at December 31, 2003	2,351	$13.05
Granted	988	10.12
Exercised	(89)	6.53
Forfeited	(242)	12.99

Outstanding at December 31, 2004	3,008	$12.28

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (in thousands, except per share data):

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 0 - 4.99	100	6.9	$4.81	80	$4.81
5 - 9.99	1,062	8.1	8.15	702	8.01
10 - 14.99	219	1.7	10.00	219	10.00
15 - 19.99	18	8.3	15.48	17	15.48
20 - 24.99	952	5.8	20.02	894	20.02

	2,351	6.5	$13.05	1,912	$13.79

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (in thousands, except per share data):

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 0 - 4.99	100	5.9	$4.81	100	$4.81
5 - 9.99	1,624	8.1	9.05	949	8.68
10 - 14.99	401	4.5	10.47	249	10.16
15 - 19.99	18	7.3	15.48	18	15.48
20 - 24.99	865	4.5	20.00	865	20.00

	3,008	6.5	$12.28	2,181	$13.22

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The per share weighted average fair value of stock options granted to employees during fiscal years ended 2002, 2003 and 2004 was $6.54, $6.63 and $7.37, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions at:

	December 29,	December 31,	December 31,
	2002	2003	2004

Expected life	7 years	7 years	7 years
Dividends	None	None	None
Risk-free interest rate	3.36%	3.63%	3.56%
Expected volatility	88%	81%	77%
      Had compensation expense for the Company’s plans been determined consistent with FASB No. 123, the Company’s net (loss) income applicable to common stockholders and net (loss) income per common share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

Net (loss) income applicable to common stockholders:
As reported	$(89,846)	(10,116)	8,013
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,384)	(5,069)	(5,379)

Proforma net (loss) income applicable to common stockholders	$(95,230)	(15,185)	2,634

Basic and diluted net (loss) income per common share:
As reported	$(1.39)	(0.16)	0.13

Pro forma	$(1.47)	(0.23)	0.04

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Commitments

(a)	Leases
      The Company occupies a building under a capital lease agreement with certain stockholders of the Company expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at December 31, 2003 and 2004 is as follows (in thousands):

	2003	2004

Building under capital lease	$1,230	1,230
Less accumulated depreciation	(713)	(774)

	$517	456

      The Company leases office space and facilities and certain equipment under operating leases, one of which is with a related party (see Note 11), that expire at various dates through 2035. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.
      At December 31, 2004, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	Lease	Lease

Fiscal year ending December 31,:
2005	$149	2,992
2006	149	2,929
2007	149	2,736
2008	149	2,533
2009	149	2,246
Thereafter	360	13,416

Total minimum lease payments	$1,105	$26,852

Less executory costs	(304)

	801
Less interest at 6.25%	(164)

Present value of minimum lease payments	$637

      Total rent expense for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004 amounted to $3.0 million, $2.4 million, and $3.1 million, respectively.
      The Company has agreements to sublease its radio frequencies and portions of its tower sites and buildings. Such agreements provide for payments through 2006. The future minimum rental income to be received under these agreements as of December 31, 2004 is as follows (in thousands):

Fiscal year ending December 31,:
2005	$352
2006	53

$405

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Employment Agreements
      At December 31, 2004, the Company is committed to employment contracts for certain executives, on-air talent, general managers, and others expiring through 2009. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December 31,:
2005	$9,082
2006	4,552
2007	1,619
2008	637
2009	38

$15,928

      Included in the future payments schedule is the Company’s CEO employment agreement expiring on December 31, 2005. The agreement provides for an annual base salary of not less than $1.0 million, and a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any fiscal year, including acquired stations on a pro forma basis. Under the terms of the agreement, the board of directors in its sole discretion may increase the CEO’s annual base salary and cash bonus. The total cash bonus awarded to the CEO for fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004 was $0.8 million, $0.7 million, and $1.0 million, respectively, of which $0.4 million and $1.0 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2003 and 2004, respectively.
      Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

(c)	401(k) Profit-Sharing Plan
      In September 1999, the Company adopted a tax-qualified employee savings and retirement plan (the “401(k) Plan”). The Company can make matching and/or profit sharing contribution to the 401(k) Plan on behalf of all participants at its sole discretion. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan. There were no contributions associated with this plan to date.

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
      In connection with the sale of WXLX-AM in 1997, the Company assigned the lease of the transmitter for WXLX in Lyndhurst, New Jersey, to the purchaser of the station. The transmitter is located on a former landfill which ceased operations in the late 1960’s. Although WXLX-AM was sold, the Company retained potential exposure to possible environmental liabilities relating to the transmitter site (the “Transmitter Property”).
      On December 4, 2002, the New Jersey Meadowlands Commission (“NJMC”) filed a Verified Complaint in condemnation in the Superior Court of New Jersey, Bergen County, against Frank F. Viola,

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Thomas C. Viola Trust and Louis Viola Company (the “Property Owners”) to acquire the Transmitter Property. The Transmitter Property is one of a number of sites that the NJMC is acquiring for a redevelopment project. Many of these sites (owned both publicly and privately) were used for landfill operations including the Transmitter Property. The Company was named as a defendant in the litigation by virtue of our interest of record in the Transmitter Property as a former leaseholder prior to the aforementioned lease assignment.
      The litigation has been settled and concluded by the entry on August 31, 2004 of an Amended Order for Final Judgment (“Final Order”). The Final Order provided for the compensation to be paid to the Property Owners, and for waiver of claims for landfill closure costs against the Property Owners. While the Final Order reserved the NJMC’s claims for environmental remediation against the other parties, including the Company, a Settlement Agreement entered in the Court record further stipulated that the NJMC’s redeveloper will agree to indemnify and insure (under policies expiring on December 31, 2021 and providing coverage in the amount of $50.0 million) such other parties (including the Company) against claims for remediation of environmental contamination. The Company was named as an insured on the aforementioned policy. The terms of an Indemnity Agreement have been negotiated and remain subject only to a formal memorialization.
      On March 19, 2002, the Environmental Quality Board, Mayagüez, Puerto Rico Regional Office (“EQB”), inspected the Company’s transmitter site in Maricao, Puerto Rico. Based on the inspection, EQB issued a letter to the Company on March 26, 2002 noting the following potential violations: (1) alleged violation of EQB’s Regulation for the Control of Underground Injection through construction and operation of a septic tank (for sanitary use only) at each of the two antenna towers without the required permits, (2) alleged violation of EQB’s Regulation for the Control of Atmospheric Pollution through construction and operation of an emergency generator of more than 10hp at each transmitter tower without the required permits and (3) alleged failure to show upon request an EQB approved emergency plan detailing preventative measures and post-event steps that the Company would take in the event of an oil spill. The Company received the emergency plan approval and the emergency generator permit approval on April 30, 2003 and August 14, 2003, respectively. To date, no penalties or other sanctions have been imposed against the Company relating to these matters. The Company does not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements related to this contingency.
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
      The Company is currently being examined by the New York City Department of Finance with respect to corporate income tax matters. The New York City Department of Finance has proposed tax adjustments in 2004 for tax years 1999 to 2001. The Company currently is providing additional documentation and conducting discussions with the New York City Department of Finance to address the proposed tax adjustments. The Company is unable to determine the ultimate outcome as to additional tax liability, if any. No amounts have been accrued for this contingency.

(15)	Cumulative Effect of Accounting Change
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
      The Company adopted the provisions of SFAS No. 142 effective December 31, 2001. After performing the transitional impairment evaluation of its indefinite-life intangible assets, the Company determined that the carrying value of certain indefinite-life intangible assets acquired from AM/ FM Inc. in January 2000, and certain indefinite-life intangible assets acquired from Rodriguez Communications, Inc. and New World Broadcasters Corp., in November 2000, exceeded their respective fair market values. Fair market values of the Company’s FCC licenses were determined through the use of a third-party valuation firm. These valuations were performed on the FCC licenses, which exclude the franchise values of the stations (i.e., going concern value). These valuations were based on a discounted cash flow model incorporating various market assumptions and types of signals, and assumed the FCC licenses were acquired and operated by a third-party. As a result, the Company recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of income tax benefit of $30.2 million. Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of the reporting unit exceeds its estimated fair value. The Company has determined that it has one reporting unit under SFAS No. 142 and that there was no impairment of goodwill as a result of adopting SFAS No. 142.
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
      As of the Company’s adoption of SFAS No. 142 effective December 31, 2001, the Company had unamortized goodwill in the amount of $32.7 million, and unamortized identifiable intangible assets in the amount of $543.2 million, all of which was subjected to the transition provision of SFAS No. 142. The following table presents adjusted financial results for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004, respectively, on a basis consistent with the new accounting principle.

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

Reported net (loss) income applicable to common stockholders	$(89,846)	(10,116)	8,013
Add back cumulative effect of accounting principle, net of tax(1)	45,288	—	—
Add back income tax valuation allowance(2)	55,358	—	—

Adjusted net income (loss)	$10,800	(10,116)	8,013

Basic and diluted (loss) income per share:
Reported net (loss) income per share	$(1.39)	(0.16)	0.13
Cumulative effect per share of a change in accounting principle, net of tax(1)	0.70	—	—
Income tax valuation allowance per share(2)	0.86	—	—

Adjusted net income (loss) per share	$0.17	(0.16)	0.13

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	As a result of the adoption of SFAS No. 142 on December 31, 2001, the Company incurred a non-cash transitional charge of $45.3 million, net of income tax benefit of $30.2 million, due to the cumulative effect of the change in accounting principle.

(2)	As a result of adopting SFAS No. 142 on December 31, 2001, the Company incurred a non-cash income tax expense of $55.4 million to establish a valuation allowance against deferred tax assets on the date of adoption.
      The Company performed an annual impairment review of its indefinite-life intangible assets and goodwill during the fourth quarter of fiscal year ended 2004 and determined that there was no impairment of intangible assets and goodwill.

(16)	Income Taxes
      The components of the provision for income tax expense included in the consolidated statements of operations are as follows for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004 (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

Current:
Federal	$—	—	154
State	250	287	375
Foreign	725	173	175

	975	460	704

Deferred:
Federal	45,648	9,499	13,817
State	6,471	1,321	1,974

	52,119	10,820	15,791

Total for continuing operations	53,094	11,280	16,495
Discontinued operations	4,418	769	(14)
Cumulative effect of accounting change	(30,192)	—	—

Total income tax expense	$27,320	12,049	16,481

      For fiscal years ended December 29, 2002 and December 31, 2003, no net operating loss carryforwards were utilized. For fiscal year ended December 31, 2004, approximately $12.9 million of net operating losses were utilized as a result of income from discontinued operations.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effect of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2003 and 2004 are as follows (in thousands):

	December 31,	December 31,
	2003	2004

Deferred tax assets:
Net operating loss carryforwards	$59,741	52,176
Foreign net operating loss carryforwards	7,654	8,453
Allowance for doubtful accounts	1,915	2,982
Unearned revenue	276	168
AMT credit	1,015	1,181
Fixed assets	—	667
Stock-based programming expense	1,177	1,177
Other	2,096	2,478

	73,874	69,282
Less valuation allowance	73,533	69,282
Deferred tax liabilities:
Fixed asset	341	—
Other	3,518	3,518
Amortization of FCC licenses	66,122	127,386
Less deferred tax liability included in assets held for sale	(1,286)	(3,849)

Net deferred tax liability	$68,354	127,055

      As a result of the acquisition of radio station KRZZ-FM on December 23, 2004, which was structured as a tax free merger, the Company recognized a tax liability of approximately $46.7 million due to the book-tax difference of the FCC license intangible asset acquired (see Note 3).
      Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004, as a result of the following:

	Fiscal Year	Fiscal Year	Fiscal Year
	December 29,	December 31,	December 31,
	2002	2003	2004

Computed “expected” tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.9%	10.6%	7.5%
Foreign taxes	10.9%	6.3%	1.1%
Change in valuation allowance	744.6%	339.4%	52.6%
Nondeductible expenses	4.0%	23.4%	1.7%
Other	0.9%	3.3%	4.5%

	801.3%	418.0%	102.4%

      The valuation allowance for deferred tax assets increased by $9.9 million and decreased by $4.3 million during the years ended December 31, 2003 and December 31, 2004, respectively. The change in the valuation allowance reflected in the rate reconciliation, $8.3 million, reflects only the change relating to continuing operations. As a result of adopting SFAS No. 142 on December 31, 2001, amortization of intangible assets ceased for financial statement purposes. As a result, the Company could not be assured that the reversals of

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the deferred tax liabilities relating to those intangible assets would occur within the Company’s net operating loss carry-forward period. Therefore, on the date of adoption, the Company recognized a noncash charge totaling $55.4 million to income tax expense to establish a valuation allowance for the full amount of its deferred tax assets due to uncertainties surrounding its ability to utilize some or all of its deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between book and tax accounting.
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
      At December 31, 2004, the Company has domestic net operating loss carryforwards of approximately $130.5 million available to offset future taxable income expiring in 2008 through 2023.
      In addition, at December 31, 2004, the Company has foreign net operating loss carryforwards of approximately $21.2 million available to offset future taxable income expiring in December 2006 through 2010.

(17)	Litigation
      From time to time the Company is involved in litigation incidental to the conduct of its business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on the Company’s business, operating results or financial position.
      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit (the “Court”) in and for Miami-Dade County, Florida by Jose Antonio Hurtado against the Company, alleging that he was entitled to a commission related to an acquisition made by the Company. The case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest. Mr. Hurtado also filed an application for attorneys’ fees, which the Company opposed on grounds that there is no contractual or statutory basis for such an award. The Company filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied the Company’s motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, the Company filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, the Company filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and the Company’s reply brief is due 20 days thereafter. The Third Circuit Court of Appeals has set this matter for oral argument on April 13, 2005. The Company has accrued for the $1.8 million award, plus interest, at December 31, 2004 and has recorded the amount in other expense (income), net, in the consolidated statement of operations in the fourth quarter of the fiscal year ended December 31, 2003.
      On November 28, 2001, a complaint was filed against the Company in the United States District Court for the Southern District of New York (the “Southern District of New York”) and was amended on April 19,

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of the Company’s Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to its initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against the Company, eight underwriters and/or their successors-in-interest who led or otherwise participated in the Company’s initial public offering, two members of the Company’s senior management team, one of whom is the Company’s Chairman of the Board, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon the Company, has not been served upon the individual defendants, and no counsel has appeared for them.
      This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriter defendants, and 1,000 individuals alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving the Company, have been assigned for consolidated pretrial purposes to one judge of the Southern District of New York. One of the claims against the individual defendants, specifically the Section 10b-5 claim, has been dismissed.
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
      On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. To date, the parties have not submitted the revised settlement documents. The Company does not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
      On June 14, 2001, an action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, by Julio Rumbaut against us, alleging that he was entitled to compensation for work performed for the Company and a commission for the pending purchase of KXOL-FM by us. On July 29, 2002, a final judgment was entered in favor of Mr. Rumbaut which was amended on August 29, 2002 to reflect an award of $1.2 million, consisting of compensation for executive services of $0.2 million and $1.0 million for his contribution towards the pending purchase of KXOL-FM. On October 23, 2002, the Court awarded Mr. Rumbaut prejudgment interest in the amount of $0.2 million. On January 10, 2003, the Court awarded Mr. Rumbaut $0.1 million in litigation costs and on January 21, 2003, awarded him $1.7 million for attorneys’ fees. On October 11, 2002, the Company made a payment of $1.4 million into an escrow account for the final judgment and postjudgment interest, pending appeal. On February 19, 2003, the Company made a payment of $2.0 million into an escrow account for the attorneys’ fees awarded and postjudgment interest. The

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company appealed the judgment. In February 2004, the litigation was resolved pursuant to a confidential settlement agreement. The parties thereafter sought dismissal of the pending appeal and seek nothing further from the other in litigation. The Company adequately reserved for this matter previous to the settlement and the settlement had no material impact on our operating results or financial position.
      On December 5, 2003, Amigo Broadcasting, L.P. (“Amigo”) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the “Court”), against the Company, Raul Bernal (“Bernal”) and Joaquin Garza (“Garza”), two of the Company’s former employees. Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that the Company (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the “Property”), (2) wrongfully converted the Property to its own use and benefit, (3) induced Bernal and Garza to breach their employment agreements with Amigo, (4) used and continue to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with the Company and its syndicators, (5) invaded Amigo’s privacy by misappropriating the name and likeness of Bernal and Garza, and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $3.0 million.
      On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on the Company’s radio stations. In addition, the Company agreed that it would not broadcast the Bernal and Garza radio show in certain prohibited markets and that it would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, the Company answered the remaining claims asserted by Amigo for damages. The parties have exchanged some written discovery and are in the process of scheduling depositions. The case is scheduled for a jury trial on May 23, 2005. The Company does not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.

(18)	New Accounting Pronouncements
      In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R), a revision of SFAS No. 123. SFAS No 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to June 30, 2005. The Company is evaluating the requirements of SFAS No. 123R and had not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in Note 12(d).
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

(19)	Quarterly Results of Operations (UNAUDITED)
      As disclosed in Note 4, the quarterly dates in the tables below have been reclassified to reflect discontinued operations.
      The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2003 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue from continuing operations	$27,923	36,535	35,700	35,108
(Loss) income from continuing operations before discontinued operations	(897)	1,000	(2,174)	(6,511)
Discontinued operations, net of tax	96	(211)	(225)	172

Net (loss) income	$(801)	789	(2,399)	(6,339)

Dividends on preferred stock	—	—	—	(1,366)

Net (loss) income applicable to common stockholders	$(801)	789	(2,399)	(7,705)

Basic and diluted (loss) income per common share before discontinued operations	$(0.01)	0.01	(0.04)	(0.12)
Discontinued operations per share	—	—	—	—

Basic and diluted (loss) income per common share	$(0.01)	0.01	(0.04)	(0.12)

      The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2004 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue from continuing operations	$29,232	40,292	41,127	45,792
Income (loss) from continuing operations before discontinued operations	738	(1,335)	(3,233)	3,438
Discontinued operations, net of tax	10,940	(51)	17,638	(117)

Net income (loss)	$11,678	(1,386)	14,405	3,321

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Dividends on preferred stock	$(2,054)	(2,107)	(2,164)	(2,223)
Preferred stock beneficial conversion	—	—	—	(11,457)

Net income (loss) applicable to common stockholders	$9,624	(3,493)	12,241	(10,359)

Basic and diluted (loss) income per common share before discontinued operations	$(0.02)	(0.05)	(0.08)	(0.16)
Discontinued operations per share	0.17	—	0.27	—

Basic and diluted income (loss) per common share	$0.15	(0.05)	0.19	(0.16)

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

	As of December 31, 2003

			Non
		Guarantors	Guarantors
Condensed Consolidating Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$24,503	18,340	2,766	—	45,609
Net receivables	—	23,917	1,650	—	25,567
Other current assets	2,379	760	343	—	3,482
Assets held for sale	—	917	23,027	—	23,944

Total current assets	26,882	43,934	27,786	—	98,602
Property and equipment, net	1,453	15,987	7,118	—	24,558
Intangible assets, net	—	10,981	696,232	—	707,213
Deferred financing costs, net	11,461	—	—	—	11,461
Investment in subsidiaries and intercompany	717,433	274,973	(633,201)	(359,205)	—
Other assets	300	147	1	—	448

	$757,529	346,022	97,936	(359,205)	842,282

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2003

			Non
		Guarantors	Guarantors
Condensed Consolidating Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current portion of long-term debt	$1,250	66	161	—	1,477
Accounts payable and accrued expenses	6,371	7,769	4,682	—	18,822
Accrued interest	6,370	—	—	—	6,370
Deposit on the sale of station	1,500	—	—	—	1,500

Current liabilities	15,491	7,835	4,843	—	28,169
Long-term debt	448,996	637	3,084	—	452,717
Deferred income taxes	—	—	68,354	—	68,354

Total liabilities	464,487	8,472	76,281	—	549,240

Series B Preferred stock	76,366	—	—	—	76,366
Common stock	6	—	1	(1)	6
Additional paid-in capital	443,961	—	94,691	(94,691)	443,961
Accumulated deficit	(227,291)	337,550	(73,037)	(264,513)	(227,291)

Stockholders’ equity	216,676	337,550	21,655	(359,205)	216,676

	$757,529	346,022	97,936	(359,205)	842,282

	As of December 31, 2004

			Non
		Guarantors	Guarantors
Condensed Consolidating Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$110,374	18,647	3,011	—	132,032
Net receivables	—	30,974	1,648	—	32,622
Other current assets	992	1,069	459	—	2,520
Assets held for sale	—	1,107	63,897	—	65,004

Total current assets	111,366	51,797	69,015	—	232,178
Property and equipment, net	1,334	14,177	6,667	—	22,178
Intangible assets, net	1,962	9,249	733,405	—	744,616
Deferred financing costs, net	10,073	—	—	—	10,073
Investment in subsidiaries and intercompany	738,151	342,518	(644,000)	(436,669)	—
Other assets	37	640	1	—	678

	$862,923	418,381	165,088	(436,669)	1,009,723

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2004

			Non
		Guarantors	Guarantors
Condensed Consolidating Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Current portion of long-term debt	$123,750	70	3,084	—	126,904
Accounts payable and accrued expenses	8,206	11,542	4,477	—	24,225
Accrued interest	5,423	5	—	—	5,428
Deferred commitment fee	525	—	—	—	525

Current liabilities	137,904	11,617	7,561	—	157,082
Long-term debt	326,476	567	—	—	327,043
Other debt	993	—	—	—	993
Deferred income taxes	—	—	127,055	—	127,055

Total liabilities	465,373	12,184	134,616	—	612,173

Series B preferred stock	84,914	—	—	—	84,914
Series C preferred stock	1	—	—	—	1
Common stock	6	—	1	(1)	6
Additional paid-in capital	520,450	—	94,691	(94,691)	520,450
Accumulated deficit	(207,821)	406,197	(64,220)	(341,977)	(207,821)

Stockholders’ equity	312,636	406,197	30,472	(436,669)	312,636

	$862,923	418,381	165,088	(436,669)	1,009,723

	For the Fiscal Year Ended December 29, 2002

			Non
		Guarantors	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	124,241	11,447	—	135,688
Station operating expenses	—	68,838	8,941	—	77,779
Corporate expenses	13,537	9	480	(480)	13,546
Depreciation and amortization	340	1,841	690	—	2,871

Operating income from continuing operations	(13,877)	53,553	1,336	480	41,492
Interest expense, net	(28,773)	—	(5,373)	—	(34,146)
Other income (expense), net	(1,636)	1,394	2	(480)	(720)
Equity in net income of subsidiaries	(6,648)	—	—	6,648	—
Income tax expense	52,208	250	636	—	53,094
Discontinued operations, net of tax	—	1,910	—	—	1,910
Cumulative effect of a change in accounting principle, net of tax	—	—	(45,288)	—	(45,288)

Net (loss) income	$(89,846)	56,607	(49,959)	(6,648)	(89,846)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended December 31, 2003

			Non
		Guarantors	Guarantors
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	124,130	11,136	—	135,266
Station operating expenses	—	68,261	8,056	—	76,317
Corporate expenses	17,853	—	480	(480)	17,853
Depreciation and amortization	389	2,053	459	—	2,901

Operating income from continuing operations	(18,242)	53,816	2,141	480	38,195
Interest expense, net	(31,284)	—	(5,338)	—	(36,622)
Other income (expense), net	—	3,388	(1,783)	(480)	1,125
Equity in net income of subsidiaries	(40,776)	—	—	40,776	—
Income tax expense	—	—	11,280	—	11,280
Discontinued operations, net of tax	—	(168)	—	—	(168)

Net (loss) income	$(8,750)	57,036	(16,260)	(40,776)	(8,750)

Dividends on preferred stock	(1,366)	—	—	—	(1,366)

Net (loss) income applicable to common stockholders	(10,116)	57,036	(16,260)	(40,776)	(10,116)

	For the Fiscal Year Ended December 31, 2004

			Non
		Guarantors	Guarantors
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	145,193	11,250	—	156,443
Station operating expenses	—	80,044	8,158	—	88,202
Corporate expenses	13,346	—	480	(480)	13,346
Depreciation and amortization	404	2,391	513	—	3,308
Gain on sale of stations	—	(5,461)	—	—	(5,461)

Operating income from continuing operations	(13,750)	68,219	2,099	480	57,048
Interest expense, net	(35,837)	—	(5,272)	—	(41,109)
Other income (expense), net	141	437	66	(480)	164
Equity in net income of subsidiaries	(77,464)	—	—	77,464	—
Income tax expense	—	—	16,495	—	16,495
Discontinued operations, net of tax	—	(9)	28,419	—	28,410

Net (loss) income	$28,018	68,647	8,817	(77,464)	28,018

Dividends on preferred stock	(8,548)	—	—	—	(8,548)
Preferred stock beneficial conversion dividend	(11,457)	—	—	—	(11,457)

Net (loss) income applicable to common stockholders	8,013	68,647	8,817	(77,464)	8,013

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended December 29, 2002

			Non
		Guarantors	Guarantors
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(38,412)	49,435	(357)	—	10,666

Cash flows from investing activities	$65,347	(3,762)	(232)	(52,088)	9,265

Cash flows from financing activities	$50	(52,146)	(133)	52,088	(141)

	For the Fiscal Year Ended December 31, 2003

			Non
		Guarantors	Guarantors
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(41,226)	53,617	835	—	13,226

Cash flows from investing activities	$(174,049)	(3,465)	(100)	(53,556)	(231,170)

Cash flows from financing activities	$192,331	(53,618)	(146)	53,556	192,123

	For the Fiscal Year Ended December 31, 2004

			Non
		Guarantors	Guarantors
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(42,759)	59,656	(4,058)	—	12,839

Cash flows from investing activities	$130,277	3,136	73,114	(131,069)	75,458

Cash flows from financing activities	$(1,647)	(62,485)	(68,811)	131,069	(1,874)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE — VALUATION AND QUALIFYING ACCOUNTS
Fiscal years ended December 29, 2002, December 31, 2003 and December 31, 2004

	Balance
	Beginning of	Charged to Cost	Charged to		Balance at
Description	Year	and Expense	Other Accounts	Deductions(1)	End of Year

	(In thousands)
Fiscal year ended December 29, 2002:
Allowance for doubtful accounts	$5,451	(123)	—	1,286	4,042
Valuation allowance on deferred taxes	13,878	49,730	—	—	63,608
Fiscal year ended December 31, 2003:
Allowance for doubtful accounts	$4,042	335	—	1,479	2,898
Valuation allowance on deferred taxes	63,608	9,925	—	—	73,533
Fiscal year ended December 31, 2004:
Allowance for doubtful accounts	$2,898	1,458	—	916	3,440
Valuation allowance on deferred taxes	73,533	(4,251)	—	—	69,282

(1)	Cash write-offs, net of recoveries.
See accompanying independent auditors’ report.

EXHIBIT INDEX

(a)	Exhibits:

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (‘Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005.
10.1		—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10	.2*	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10	.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10	.4*	—	Employment Agreement dated February 5, 1997 between the Company and Carey Davis (incorporated by reference to the Company’s 1999 Registration Statement).
10	.5*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).
10.9		—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.10		—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.11		—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.12		—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.13		—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.14		—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.15		—	Agreement of Lease dated as of March 1, 1996. No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10.16		—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).
10.17		—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).
10.18		—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).
10	.19*	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.20		—	Indemnification Agreement with Román Martínez IV dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10.21		—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10	.22*	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10	.23*	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.24		—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10	.25*	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.26		—	Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 of the Company’s Amended Quarterly Report).
10.27		—	Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio, Inc., a Delaware corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, dated August 9, 2000 (the “Company’s 2000 Quarterly Report”)).
10.28		—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”).
10.29		—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).
10	.30*	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).
10.31		—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).
10.32		—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.33		—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.34		—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.35		—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).
10.36		—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).
10.37		—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).

10.38		—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).
10.39		—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).
10.40		—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).
10.41		—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).
10.42		—	Indemnification Agreement with Castor Fernandez dated as of August 9, 2001 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.43		—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10	.44*	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10	.46*	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.47		—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.48		—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee, and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.49		—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.50		—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10	.51*	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.52		—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision — Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.53		—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.54*	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10	.55*	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.56*	—	Stock Option Agreement dated as of August 30, 2002 between the Company and William B. Tanner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10	.57*	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.58		—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).
10.59		—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.60		—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).
10.61		—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the “5/15/03 Quarterly Report”)).
10.62		—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.63		—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the “8/13/03 Quarterly Report”)).
10.64		—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.65		—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.66		—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.67		—	Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 9, 2003).
10.68		—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.69		—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.70		—	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 11/14/03 Quarterly Report).
10.71		—	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.4 of the Company’s 11/14/03 Quarterly Report).

10.72		—	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).
10.73		—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.6 of the Company’s 11/14/03 Quarterly Report).
10.74		—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).
10.75		—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10	.76*	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10	.77*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the “2004 Form 10-K”)).
10	.78*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).
10	.79*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).
10	.80*	—	Incentive Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner Jr. (incorporated by reference to Exhibit 10.76 of the Company’s 2004 Form 10-K).
10	.81*	—	Nonqualified Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner, Jr. (incorporated by reference to Exhibit 10.77 of the Company’s 2004 Form 10-K).
10	.82*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).
10	.83*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).
10	.84*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).
10	.86*	—	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the “5/10/04 Quarterly Report”)).
10	.87*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).
10.88		—	Amendment dated as of April 15, 2004, to the Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.3 of the Company’s 5/10/04 Quarterly Report).
10.89		—	Time Brokerage Agreement dated as of April 15, 2004 between KPTI Licensing, Inc., and Spanish Broadcasting System-San Francisco, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.4 of the Company’s 5/10/04 Quarterly Report).

10	.90*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the “8/9/04 Quarterly Report”)).
10	.91*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).
10.92		—	Asset Purchase Agreement dated as of July 26, 2004 between Newsweb Corporation and Spanish Broadcasting System of Illinois, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 8/9/04 Quarterly Report).
10.93		—	Asset Purchase Agreement dated as of August 17, 2004 between Styles Media Group, LLC and Spanish Broadcasting System Southwest, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed August 23, 2004).
10.94		—	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.95		—	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.96		—	Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.97		—	Time Brokerage Agreement dated as of August 17, 2004 between Spanish Broadcasting System Southwest, Inc. and Styles Media Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on November 9, 2004).
10.98		—	Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10.99		—	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
21.1		—	List of Subsidiaries of the Company.
24.1		—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2005.

Signature

/s/ Raúl Alarcón, Jr. Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)

/s/ Joseph A. García Joseph A. García	Executive Vice President, Chief Financial Officer, and Secretary (principal financial and accounting officer)

/s/ Pablo Raúl Alarcón, Sr. Pablo Raúl Alarcón, Sr.	Director

/s/ Dan Mason Dan Mason	Director

/s/ Antonio S. Fernandez Antonio S. Fernandez	Director

/s/ Jose A. Villamil Jose A. Villamil	Director

/s/ Jason L. Shrinsky Jason L. Shrinsky	Director

EXHIBIT INDEX

(a)	Exhibits:

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (‘Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005.
10.1		—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10	.2*	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10	.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10	.4*	—	Employment Agreement dated February 5, 1997 between the Company and Carey Davis (incorporated by reference to the Company’s 1999 Registration Statement).
10	.5*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).
10.9		—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.10		—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.11		—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.12		—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.13		—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.14		—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.15		—	Agreement of Lease dated as of March 1, 1996. No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10.16		—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).
10.17		—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).
10.18		—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).
10	.19*	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.20		—	Indemnification Agreement with Román Martínez IV dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10.21		—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10	.22*	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10	.23*	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.24		—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10	.25*	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.26		—	Stock Purchase Agreement, dated as of May 8, 2000, by and between New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 of the Company’s Amended Quarterly Report).
10.27		—	Time Brokerage Agreement, dated May 8, 2000, by and among, New World Broadcasters Corp., a Texas corporation, 910 Broadcasting Corp., a Texas corporation, and Spanish Broadcasting System of San Antonio, Inc., a Delaware corporation, and Spanish Broadcasting System, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, dated August 9, 2000 (the “Company’s 2000 Quarterly Report”)).
10.28		—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”).
10.29		—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).
10	.30*	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).
10.31		—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).
10.32		—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.33		—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.34		—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.35		—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).
10.36		—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).
10.37		—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).

10.38		—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).
10.39		—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).
10.40		—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).
10.41		—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).
10.42		—	Indemnification Agreement with Castor Fernandez dated as of August 9, 2001 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.43		—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10	.44*	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10	.46*	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.47		—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.48		—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee, and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.49		—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.50		—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10	.51*	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.52		—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision — Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.53		—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.54*	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10	.55*	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.56*	—	Stock Option Agreement dated as of August 30, 2002 between the Company and William B. Tanner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10	.57*	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.58		—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).
10.59		—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.60		—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).
10.61		—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the “5/15/03 Quarterly Report”)).
10.62		—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.63		—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the “8/13/03 Quarterly Report”)).
10.64		—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.65		—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.66		—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.67		—	Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 9, 2003).
10.68		—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.69		—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.70		—	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 11/14/03 Quarterly Report).
10.71		—	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.4 of the Company’s 11/14/03 Quarterly Report).

10.72		—	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).
10.73		—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.6 of the Company’s 11/14/03 Quarterly Report).
10.74		—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).
10.75		—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10	.76*	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10	.77*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the “2004 Form 10-K”)).
10	.78*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).
10	.79*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).
10	.80*	—	Incentive Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner Jr. (incorporated by reference to Exhibit 10.76 of the Company’s 2004 Form 10-K).
10	.81*	—	Nonqualified Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner, Jr. (incorporated by reference to Exhibit 10.77 of the Company’s 2004 Form 10-K).
10	.82*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).
10	.83*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).
10	.84*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).
10	.86*	—	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the “5/10/04 Quarterly Report”)).
10	.87*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).
10.88		—	Amendment dated as of April 15, 2004, to the Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.3 of the Company’s 5/10/04 Quarterly Report).
10.89		—	Time Brokerage Agreement dated as of April 15, 2004 between KPTI Licensing, Inc., and Spanish Broadcasting System-San Francisco, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.4 of the Company’s 5/10/04 Quarterly Report).

10	.90*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the “8/9/04 Quarterly Report”)).
10	.91*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).
10.92		—	Asset Purchase Agreement dated as of July 26, 2004 between Newsweb Corporation and Spanish Broadcasting System of Illinois, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 8/9/04 Quarterly Report).
10.93		—	Asset Purchase Agreement dated as of August 17, 2004 between Styles Media Group, LLC and Spanish Broadcasting System Southwest, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed August 23, 2004).
10.94		—	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.95		—	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.96		—	Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.97		—	Time Brokerage Agreement dated as of August 17, 2004 between Spanish Broadcasting System Southwest, Inc. and Styles Media Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on November 9, 2004).
10.98		—	Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10.99		—	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
21.1		—	List of Subsidiaries of the Company.
24.1		—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.