Form 10-Q
period 2005-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2005-05-10
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 33-82114
Spanish Broadcasting System, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3827791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2601 South Bayshore Drive, PH II
Coconut Grove, Florida 33133
(Address of principal executive offices)(Zip Code)
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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2005, 40,277,805 shares of Class A common stock, par value $.0001 per share, 24,503,500 shares of Class B common stock, par value $.0001 per share and 380,000 shares of Series C convertible preferred stock, $.002 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2004	2005

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$132,032	$161,924
Net receivables	32,622	23,811
Prepaid expenses and other current assets	2,520	2,216
Assets held for sale	65,004	64,559

Total current assets	232,178	252,510
Property and equipment, net	22,178	22,254
FCC licenses	710,410	710,410
Goodwill	32,806	32,806
Other intangible assets, net	1,400	1,391
Deferred financing costs, net	10,073	9,738
Other assets	678	886

	$1,009,723	$1,029,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of the senior credit facilities term loan due 2009	$123,750	$123,438
Current portion of other long-term debt	3,154	3,112
Deposit on sales of stations	—	20,036
Accounts payable and accrued expenses	24,225	19,614
Accrued interest	5,428	13,397
Deferred commitment fee	525	506

Total current liabilities	157,082	180,103
9 5/8% senior subordinated notes, due 2009, net	326,476	326,807
Other long-term debt, less current portion	567	549
Deferred income taxes	127,055	123,981
Other long-term liabilities	993	966

Total liabilities	612,173	632,406

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares, 83,054 shares issued and outstanding at December 31, 2004 and 85,286 shares issued and outstanding at March 31, 2005	84,914	87,196

Stockholders’ equity:
Series C preferred stock, $0.002 par value and liquidation value. Authorized 600,000 shares; issued and outstanding 380,000 shares	1	1
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; 40,197,805 shares issued and outstanding at December 31, 2004 and 40,207,805 shares issued and outstanding at March 31, 2005	4	4
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; 24,583,500 shares issued and outstanding at December 31, 2004 and 24,573,500 shares issued and outstanding at March 31, 2005	2	2
Additional paid-in capital	520,450	520,450
Accumulated deficit	(207,821)	(210,064)

Total stockholders’ equity	312,636	310,393

	$1,009,723	$1,029,995

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,

	2004	2005

	(In thousands, except per
	share data)
Net revenue	$29,232	$35,339

Operating expenses:
Engineering and programming	7,412	7,865
Selling, general and administrative	10,917	15,318
Corporate expenses	3,228	3,701
Depreciation and amortization	822	830

Total operating expenses	22,379	27,714

Operating income from continuing operations	6,853	7,625

Other (expense) income:
Interest expense, net	(10,238)	(10,170)
Other, net	175	7

Loss from continuing operations before income taxes and discontinued operations	(3,210)	(2,538)
Income tax expense (benefit)	(3,948)	(2,579)

Income from continuing operations before discontinued operations	738	41
Income (loss) on discontinued operations, net of tax	10,940	(2)

Net income	$11,678	$39
Dividends on preferred stock	(2,054)	(2,282)

Net income (loss) applicable to common stockholders	$9,624	$(2,243)

Basic and diluted income (loss) per common share:
Net loss per common share before discontinued operations:	$(0.02)	$(0.03)
Net income per common share from discontinued operations:	$0.17	$—

Net income (loss) per common share:	$0.15	$(0.03)

Weighted average common shares outstanding:
Basic	64,693	72,381

Diluted	65,359	72,381

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2004	2005

	(In thousands)
Cash flows from operating activities:
Net income	$11,678	$39
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(10,940)	2
Gain on disposal of fixed assets	—	(9)
Depreciation and amortization	822	830
Net barter expense	46	257
Reduction of trade doubtful accounts	(232)	(107)
Amortization of debt discount	294	331
Amortization of deferred financing costs	493	499
Decrease in deferred income taxes	(4,012)	(2,623)
Amortization of deferred commitment fee	(19)	(19)
Changes in operating assets and liabilities:
Decrease in trade receivables	3,861	8,812
Decrease in other current assets	267	304
Increase in other assets	(577)	(208)
Decrease in accounts payable and accrued expenses	(3,537)	(4,925)
Increase in deferred commitment fee	300	—
Increase in accrued interest	7,115	7,969

Net cash provided by continuing operations	5,559	11,152
Net cash provided by (used in) discontinued operations	908	(3)

Net cash provided by operating activities	6,467	11,149

Cash flows from investing activities:
Proceeds from sale of radio stations, net of closing costs	23,730	—
Deposit on sale of stations	—	20,036
Additions to property and equipment	(682)	(894)

Net cash provided by investing activities	23,048	19,142

Cash flows from financing activities:
Repayments of other long-term debt	(55)	(87)
Increase in deferred financing costs	(140)	—
Increase in deferred offering costs	(430)	—
Repayment of senior credit facilities	(312)	(312)

Net cash used in financing activities	(937)	(399)

Net increase in cash and cash equivalents	28,578	29,892
Cash and cash equivalents at beginning of period	45,609	132,032

Cash and cash equivalents at end of period	74,187	161,924

Supplemental cash flows information:
Interest paid during the period	2,479	1,945

Income taxes paid during the period	323	1,649

Noncash investing and financing activities:
Accrual of preferred stock as payment of preferred stock dividend	$1,366	$1,910

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Basis of Presentation
      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 31, 2004 and March 31, 2005, and for the three-month periods ended March 31, 2004 and 2005 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2004 included in the Company’s fiscal year end 2004 Annual Report on Form 10-K.
      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2005 is not necessarily indicative of the results for a full year.

2.	Financial Information for Parent, Guarantor and Non-Guarantor Subsidiaries
      Certain of the Company’s subsidiaries (collectively, the “Subsidiary Guarantors”) have guaranteed the Company’s 9 5/8% senior subordinated notes due 2009 on a joint and several basis. The Company has not included separate financial statements of the Subsidiary Guarantors because (i) all of the Subsidiary Guarantors are wholly owned subsidiaries of the Company and (ii) the guarantees issued by the Subsidiary Guarantors are full and unconditional. The Company has not included separate parent-only financial statements since the parent (Spanish Broadcasting System, Inc., a Delaware corporation) is a holding company with no independent assets or operations other than its investments in its subsidiaries. All Federal Communications Commission (“FCC”) licenses are held by special purpose subsidiaries formed solely for the purpose of holding each respective FCC license and/or non-guarantor subsidiaries. All of the special purpose subsidiaries are non-guarantors of the 9 5/8% senior subordinated notes due 2009. Condensed consolidating

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
unaudited financial information for the parent and its guarantor and non-guarantor subsidiaries is as follows (in thousands):

	As of December 31, 2004

			Non
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

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2005

			Non
		Guarantor	Guarantor
Condensed Consolidating Balance Sheet	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$137,178	22,109	2,637	—	161,924
Net receivables	—	22,614	1,197	—	23,811
Other current assets	909	865	442	—	2,216
Assets held for sale	—	1,114	63,445	—	64,559

Total current assets	138,087	46,702	67,721	—	252,510
Property and equipment, net	1,441	14,065	6,748	—	22,254
Intangible assets, net	1,962	9,240	733,405	—	744,607
Deferred financing costs, net	9,738	—	—	—	9,738
Investment in subsidiaries and intercompany	736,374	357,483	(644,493)	(449,364)	—
Other assets	254	628	4	—	886

	$887,856	428,118	163,385	(449,364)	1,029,995

Current portion of long-term debt	$123,438	71	3,041	—	126,550
Deposit on sales of stations	20,036	—	—	—	20,036
Accounts payable and accrued expenses	5,117	10,087	4,410	—	19,614
Accrued interest	13,397	—	—	—	13,397
Deferred commitment fee	506	—	—	—	506

Current liabilities	162,494	10,158	7,451	—	180,103
Long-term debt	326,807	549	—	—	327,356
Other debt	966	—	—	—	966
Deferred income taxes	—	—	123,981	—	123,981

Total liabilities	490,267	10,707	131,432	—	632,406

Series B preferred stock	87,196	—	—	—	87,196

Series C preferred stock	1	—	—	—	1
Common stock	6	—	1	(1)	6
Additional paid-in capital	520,450	—	94,691	(94,691)	520,450
Accumulated deficit	(210,064)	417,411	(62,739)	(354,672)	(210,064)

Stockholders’ equity	310,393	417,411	31,953	(449,364)	310,393

	$887,856	428,118	163,385	(449,364)	1,029,995

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended March 31, 2004

			Non
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	26,788	2,444	—	29,232
Station operating expenses	—	16,175	2,154	—	18,329
Corporate expenses	3,228	—	120	(120)	3,228
Depreciation and amortization	96	603	123	—	822

Operating income from continuing operations	(3,324)	10,010	47	120	6,853
Interest (expense) income, net	(9,914)	1,006	(1,330)	—	(10,238)
Other income (expense), net	177	121	(3)	(120)	175
Equity in net income of subsidiaries	(20,727)	—	—	20,727	—
Income tax (benefit) expense	(4,012)	20	44	—	(3,948)
Discontinued operations, net of tax	—	10,940	—	—	10,940

Net (loss) income	$11,678	22,057	(1,330)	(20,727)	11,678
Dividends on preferred stock	(2,054)	—	—	—	(2,054)

Net (loss) income applicable to common stockholders	9,624	22,057	(1,330)	(20,727)	9,624

	For the Three Months Ended March 31, 2005

			Non
		Guarantor	Guarantor
Condensed Consolidating Statement of Operations	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenue	$—	33,075	2,264	—	35,339
Station operating expenses	—	21,199	1,984	—	23,183
Corporate expenses	3,701	—	120	(120)	3,701
Depreciation and amortization	103	596	131	—	830

Operating income from continuing operations	(3,804)	11,280	29	120	7,625
Interest expense, net	(8,857)	—	(1,313)	—	(10,170)
Other income (expense), net	5	(64)	186	(120)	7
Equity in net income of subsidiaries	(12,695)	—	—	12,695	—
Income tax (benefit) expense	—	—	(2,579)	—	(2,579)
Discontinued operations, net of tax	—	(2)	_—	—	(2)

Net income	$39	11,214	1,481	(12,695)	39
Dividends on preferred stock	(2,282)	—	—	—	(2,282)

Net (loss) income applicable to common stockholders	(2,243)	11,214	1,481	(12,695)	(2,243)

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended March 31, 2004

			Non
		Guarantor	Guarantor
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$(5,898)	14,432	(2,067)	—	6,467

Cash flows from investing activities	$40,174	(1,818)	24,894	(40,202)	23,048

Cash flows from financing activities	$(882)	(16,172)	(24,085)	40,202	(937)

	For the Three Months Ended March 31, 2005

			Non
		Guarantor	Guarantor
Condensed Consolidating Statement of Cash Flows	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities	$5,677	6,084	(612)	—	11,149

Cash flows from investing activities	$21,603	(472)	(212)	(1,777)	19,142

Cash flows from financing activities	$(476)	(2,150)	450	1,777	(399)

3.	New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company is required to adopt the provisions of SFAS No. 123R on January 1, 2006. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in Note 5 (d).

4.	Assets Held for Sale
      On August 17, 2004, the Company entered into an asset purchase agreement with Styles Media Group, LLC (“Styles Media Group”), to sell the assets of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million. In connection with this agreement, Styles Media Group made a non-refundable $6.0 million deposit on the purchase price. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, 2005, by releasing the deposit to the Company from escrow.
      On March 30, 2005, the Company entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million non-refundable deposit on the purchase price and the Company agreed to extend the closing date from March 31, 2005 to the later date of July 31, 2005 or five days following the grant of the FCC Final Order. Although the Company expects the sale of the Los Angeles stations to be completed, there can be no assurance that such sale will be completed.
      On August 17, 2004, Spanish Broadcasting System SouthWest, Inc. entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The Company determined that, since it was not eliminating all significant revenues and expenses generated in this market, the pending sale of these stations did not meet the criteria to classify the stations’ operations as discontinued operations. However, the Company reclassified the stations’ assets as held for sale. On March 31, 2005, the Company had assets held for sale consisting of $63.5 million of intangible assets and $1.1 million of property and equipment for radio stations KZAB-FM and KZBA-FM.
      Pursuant to the credit agreement governing our senior secured credit facilities, the net cash proceeds received from these sales, when and if completed, must be offered to the noteholders to repay our borrowings under the senior secured credit facilities. Therefore, the Company has reclassified the senior secured credit facilities balance from long-term debt to current debt.
      If, prior to the closing of the proposed asset sale, the existing senior secured credit facilities are replaced with the new senior secured credit facilities described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, the Company intends to use the net cash proceeds received from the asset sale to repay certain amounts under the new senior secured credit facilities. If the proposed asset sale does not close, the Company will be unable to use the anticipated proceeds from such sale to reduce its debt.

5.	Stockholders’ Equity

(a)	Series C Preferred Stock
      On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity Media Corporation (“Infinity”), Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of the Company (“SBS Bay Area”), the Company issued to Infinity (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.002 par value per share (the “Series C preferred stock”), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of the Company’s Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the “Warrant”).
      Under the terms of the certificate of designation governing the Series C preferred stock, the holder of Series C preferred stock has the right to convert each share of Series C preferred stock into twenty fully paid and nonassessable shares of the Company’s Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant is convertible into an additional 3,800,000 shares of the Company’s Class A common stock, subject to adjustment.
      In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if we take certain actions), Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the Securities and Exchange Commission (SEC) providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
      The Company is required to pay holders of Series C preferred stock dividends on parity with the Company’s Class A common stock and Class B common stock, and each other class or series of capital stock the Company creates after December 23, 2004.

(b)	Class A and B Common Stock
      The rights of the holders of shares of Class A common stock and Class B common stock are identical except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
and the Class B common stock is entitled to ten votes per share. Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to the Company’s 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the “Series B preferred stock”) and on parity with the Series C preferred stock with respect to dividend rights and rights on liquidation, winding up and dissolution of the Company.

(c)	Warrants
      In connection with the purchase of KXOL-FM and the merger agreement with Infinity, as discussed in Note 6 (a), the Company has warrants outstanding to ultimately purchase an aggregate of 4,500,000 shares of the Company’s Class A common stock. The following table summarizes information about these warrants which are outstanding as of March 31, 2005:

	Number of Class A
	Common Shares	Per Share	Warrant
Warrant Date of Issue	Underlying Warrants	Exercise Price	Expiration Date

March 31, 2003	100,000	$6.14	March 31, 2006
April 30, 2003	100,000	$7.67	April 30, 2006
May 31, 2003	100,000	$7.55	May 31, 2006
June 30, 2003	100,000	$8.08	June 30, 2006
July 31, 2003	100,000	$8.17	July 31, 2006
August 31, 2003	100,000	$7.74	August 31, 2006
September 30, 2003	100,000	$8.49	September 30, 2006
December 23, 2004	3,800,000	(see Note 5(a))	December 23, 2008

	4,500,000

(d)	Stock Option Plans
      In September 1999, the Company adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a non-employee director stock option plan (the “1999 NQ Plan”). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of the Company’s board of directors, and will have a contractual life of up to 10 years from date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of the Company, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, the Company granted a stock option to purchase 250,000 shares of Class A common stock to a former director. These options vested immediately, and expire 10 years from the date of grant.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock options, as of December 31, 2004 and March 31, 2005, and changes during the fiscal year ended December 31, 2004 and three-months period ended March 31, 2005, is presented below (in thousands, except per share data):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2003	2,351	$13.05
Granted	993	10.12
Exercised	(89)	6.53
Forfeited	(242)	12.99

Outstanding at December 31, 2004	3,013	$12.28

Granted	80	10.78
Exercised	—	—
Forfeited	(60)	20.00

Outstanding at March 31, 2005	3,033	$12.09

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2005 (in thousands, except per share data):

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 0 – 4.99	100	5.7	$4.81	100	$4.81
5 – 9.99	1,624	7.9	9.05	994	8.68
10 – 14.99	486	5.2	10.52	296	10.32
15 – 19.99	18	7.1	15.48	18	15.48
20 – 24.99	805	4.1	20.00	805	20.00

	3,033	6.4	$12.09	2,213	$12.90

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The per share weighted average fair value of stock options granted to employees during the three-month periods ended March 31, 2004 and 2005 was $10.39 and $10.78, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions at:

	March 31,	March 31,
	2004	2005

Expected life	7 years	5 years
Dividends	None	None
Risk-free interest rate	3.33%	4.18%
Expected volatility	78%	72%

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net income (loss) applicable to common stockholders and net income (loss) per common share would have been adjusted to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months Ended
	March 31,

	2004	2005

Net income (loss) applicable to common stockholders:
As reported	$9,624	(2,243)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,784)	(742)

Pro forma net income (loss)	$7,840	(2,985)

Net income (loss) per common share:
As reported: Basic and Diluted	$0.15	(0.03)

Pro forma: Basic and Diluted	$0.12	(0.04)

6.	Litigation
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
      The litigation has been settled and concluded by the entry on August 31, 2004 of an Amended Order for Final Judgment (“Final Order”). The Final Order provided for the compensation to be paid to the Property Owners, and for waiver of claims for landfill closure costs against the Property Owners. While the Final Order reserved the NJMC’s claims for environmental remediation against the other parties, including the Company, a Settlement Agreement entered in the Court record further stipulated that the NJMC’s redeveloper would agree to indemnify and insure (under policies expiring on December 31, 2021 and providing coverage in the

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
amount of $50.0 million) such other parties (including the Company) against claims for remediation of environmental contamination. The Company was named as an insured on the aforementioned policy. On September 30, 2004, the Company entered into an Indemnity Agreement with the Property Owners.
      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit (the “Court”) in and for Miami-Dade County, Florida by Jose Antonio Hurtado against the Company, alleging that he was entitled to a commission related to an acquisition made by the Company. The case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest, which the Company accrued for during the quarter ended December 31, 2003. Mr. Hurtado also filed an application for attorneys’ fees, which the Company opposed on grounds that there was no contractual or statutory basis for such an award. The Company filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied the Company’s motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, the Company filed a notice of cross-appeal, challenging the denial of the Company’s motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, the Company filed a combined response brief and initial brief on the Company’s cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and the Company’s reply brief was due 20 days thereafter. At March 31, 2005, the Company had accrued $1.8 million, plus interest related to this contingency. The Third Circuit Court of Appeals set the matter for oral argument on April 13, 2005. Subsequently, on May 5, 2005, the Third District Court of Appeals ruled that judgment should be entered in favor of the Company. If no motion for rehearing is filed by Mr. Hurtado by May 19, 2005, this case will be closed. However, if a motion for rehearing is filed, the Company will need to await a ruling on that motion.
      On November 28, 2001, a complaint was filed against the Company in the United States District Court for the Southern District of New York (the “Southern District of New York”) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of the Company’s Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to its initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against the Company, eight underwriters and/or their successors-in-interest who led or otherwise participated in the Company’s initial public offering, two members of the senior management team, one of whom is the Company’s Chairman of the Board, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon the Company, has not been served upon the individual defendants, and no counsel has appeared for them.
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
      On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). The Board of Directors of the Company approved the Amendment on May 4, 2005. It is anticipated that the Amendment will soon receive approval from all the non-bankrupt issuers. The Company does not have sufficient information to assess its potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
      On December 5, 2003, Amigo Broadcasting, L.P. (“Amigo”) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the “Court”), against the Company, Raul Bernal (“Bernal”) and Joaquin Garza (“Garza”), two former employees of the Company. Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that the Company (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the “Property”), (2) wrongfully converted the Property for the Company’s own use and benefit, (3) induced Bernal and Garza to breach their employment agreements with Amigo, (4) used and continued to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with the Company and its syndicators, (5) invaded Amigo’s privacy by misappropriating the name and likeness of Bernal and Garza, and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $3.0 million.
      On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on the Company’s radio stations. In addition, the Company agreed that it would not broadcast the Bernal and Garza radio show in certain prohibited markets and that the Company would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, the Company answered the remaining claims asserted by Amigo for damages. The parties have exchanged some written discovery and are in the process of scheduling depositions. The case was scheduled for a jury trial on May 23, 2005. However, on March 18, 2005, the case was removed to the United States District Court for the Western District of Texas. The Company does not have sufficient information to assess its potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.

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
Comparison Analysis of the Operating Results for the Three Months Ended March 31, 2004 and 2005
      The following summary table presents a comparison of our results of operations for the three-month periods ended March 31, 2004 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	Three Months Ended
	March 31,		Change

	2004	2005	$	%

	(In thousands)
Net revenue	$29,232	$35,339	$6,107	21%
Engineering and programming expense	7,412	7,865	453	6%
Selling, general and administrative expense	10,917	15,318	4,401	40%
Corporate expenses	3,228	3,701	473	15%
Depreciation and amortization	822	830	8	1%

Operating income from continuing operations	6,853	7,625	772	11%
Interest expense, net	(10,238)	(10,170)	68	(1)%
Other (expense) income, net	175	7	(168)	(96)%
Income tax (benefit) expense	(3,948)	(2,579)	1,369	(35)%
Income (loss) from discontinued operations, net	10,940	(2)	(10,942)	(100)%

Net income	$11,678	39	$(11,639)	(100)%

      Net Revenue. The increase in net revenue was due to the double-digit growth in our Los Angeles, New York and Miami markets primarily from local and barter revenue.
      Engineering and Programming Expenses. The increase in engineering and programming expenses was mainly caused by (a) the investments made in our Los Angeles programming department, (b) compensation, (c) music license fees, and (d) our new start-up station in San Francisco, KRZZ-FM.
      Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was mainly caused by the increases in (a) compensation and benefits due to additional personnel in various markets, (b) barter expense due to the increase in barter sales and related marketing costs, (c) professional fees related to our compliance with the Sarbanes-Oxley Act of 2002, (d) local commissions due to the increase in revenue, and (e) all related expenses of our new start-up station in San Francisco, KRZZ-FM.
      Corporate Expenses. The increase in corporate expenses resulted mainly from an increase in legal and professional fees and other expenses related to new business development projects.
      Operating Income from Continuing Operations. The increase in operating income from continuing operations was primarily attributed to the increase in net revenues, offset by increases in engineering and programming, selling, general and administrative expenses and corporate expenses.
      Income Taxes. The decrease in income tax benefit was due primarily to a decrease in loss from continuing operations before income taxes and discontinued operations, as well as a decrease in the estimated income tax rate. Our effective book tax rate has been impacted by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective book tax rate is impacted by a full valuation allowance on our deferred tax assets.
      Discontinued Operations, Net of Taxes. We determined that the sale of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, and the sale of our KPTI-FM station serving the San Francisco, California market, all met the criteria, in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, to classify their respective operations as discontinued operations. Consequently, these stations’ results from operations for the fiscal year ended 2004 were classified as discontinued operations. The decrease in discontinued operations, net of taxes, was primarily attributable to the $11.6 million gain recognized on the sale of our San Antonio KLEY-FM and KSAH-AM stations, net of closing costs and taxes, respectively.
      Net Income. The decrease in net income was primarily due to the income from discontinued operations related to the sale of stations in the prior year.
Liquidity and Capital Resources
      Our primary sources of liquidity are cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under a $10.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the indentures governing our senior subordinated notes, the certificates of designations governing our preferred stock and the credit agreement governing our senior secured credit facilities. Additionally, the indentures, certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $132.0 million and $161.9 million as of December 31, 2004 and March 31, 2005, respectively.

      The following summary table presents a comparison of our capital resources for the three-month periods ended March 31, 2004 and 2005, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	March 31,		Change

	2004	2005	$

	(In thousands)
Capital expenditures	$682	$894	212

Net cash flows provided by operating activities	$6,467	$11,149	4,682
Net cash flows provided by investing activities	23,048	19,142	(3,906)
Net cash flows used in financing activities	(937)	(399)	538

Net increase in cash and cash equivalents	$28,578	$29,892

      Net Cash Flows Provided By Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the increase in cash received from customers.
      Net Cash Flows Provided by Investing Activities. Changes in our net cash flows from investing activities were primarily a result of (a) deposits totaling $20.0 million received for the pending sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by capital expenditures for 2005 and (b) proceeds of $23.7 million we received in 2004 for the sale of radio stations KLEY-FM and KSAH-AM, offset by capital expenditures.
      Net Cash Flows Used In Financing Activities. Changes in our net cash flows from financing activities were primarily a result of the 2004 additional offering costs related to our Series B preferred stock and financing costs.
      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required interest and quarterly principal payments pursuant to the credit agreement governing our senior secured credit facilities, interest payment requirements under our 9 5/8% senior subordinated notes due 2009 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the economic conditions within the radio broadcasting industry and economic conditions in general will not deteriorate in any material respect;

•	we will continue to successfully implement our business strategies; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities.
      Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate and, if available, will obtain financing by issuing debt or stock.
      We are required to maintain financial covenant ratios under the credit agreement governing our senior secured credit facilities as follows: (i) Consolidated EBITDA minimum, (ii) Consolidated Fixed Charge Coverage Ratio, (iii) Consolidated Leverage Ratio, (iv) Consolidated Interest Coverage Ratio and (v) Consolidated Senior Secured Debt Ratio, all as defined in the credit agreement, solely for the purpose of determining compliance with the covenants. The credit agreement governing our senior secured credit facilities requiring compliance with these financial covenants states that the calculations must be based on Generally Accepted Accounting Principles in the United States of America. We are in compliance with all covenants under our senior secured credit facilities and all other debt instruments as of March 31, 2005 and expect to be in compliance in the foreseeable future.
      We intend to enter into new senior secured credit facilities with affiliates of Lehman Brothers Inc., Merrill Lynch and Wachovia Securities. Lehman Brothers Inc. will act as sole lead arranger. The proposed new proposed credit facilities will provide for an aggregate of $400.0 million in funded term loans (consisting of a $300.0 million first lien credit facility and a $100.0 million second lien credit facility), plus a $25.0 million revolving loan facility.
      Our intentions are that funds available under the new proposed credit facilities will be used to repay amounts outstanding under our existing senior secured credit facilities and to retire all of our outstanding 9 5/8% senior subordinated notes due 2009. We expect the new senior secured credit facilities to close during the second quarter of 2005 and expect to redeem the 9 5/8% senior subordinated notes due 2009 within 30 to 45 days after closing the new senior secured credit facilities.
      There can be no assurance that we will be able to complete this refinancing. If we are successful in our refinancing efforts, we will incur a loss on extinguishment of debt totaling approximately $32.9 million related to call premiums, discount write-offs and deferred financing costs write-offs.
      On August 17, 2004, we entered into an asset purchase agreement with Styles Media Group, to sell the assets of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million. In connection with this agreement, Styles Media Group made a non-refundable $6.0 million deposit on the purchase price, which was held in escrow as of December 31, 2004. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, 2005, by releasing the deposit from escrow to us.
      On March 30, 2005, we entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million deposit on the purchase price and we agreed to extend the closing date from March 31, 2005 to the later date of July 31, 2005 or within five days following the grant of the FCC Final Order. Although we expect the sale of the Los Angeles stations to be completed, there can be no assurance that such sale will be completed.
      On August 17, 2004, Spanish Broadcasting System SouthWest, Inc. entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.
      We determined, that since we were not eliminating all significant revenues and expenses generated in this market, the pending sales of these stations did not meet the criteria to classify the stations’ operations as discontinued operations. However, we reclassified the stations’ assets as held for sale. On March 31, 2005, we had assets held for sale consisting of $63.5 million of intangible assets and $1.1 million of property and equipment for radio stations KZAB-FM and KZBA-FM.
      Pursuant to the credit agreement governing our senior secured credit facilities, the net cash proceeds received from these sales, when and if completed, must be offered to the noteholders to repay our borrowings under the senior secured credit facilities. Therefore, we have reclassified the senior secured credit facilities balance from long-term debt to current debt.
      If, prior to the closing of the proposed asset sale, the existing senior secured credit facilities are replaced with the new senior secured credit facilities described above, we intend to use the net cash proceeds received from the asset sale to repay certain amounts under the new senior secured credit facilities. If the proposed asset sale does not close, we will be unable to use the anticipated proceeds from such sale to reduce our debt.
      We continuously evaluate opportunities to make strategic acquisitions, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. Except as discussed above, we currently have no other written understandings, letters of intent or contracts to acquire stations or other companies. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these sources. However, there can be no assurance that financing from any of these sources, if necessary and available, can be obtained on favorable terms for future acquisitions.

      During the three months ended March 31, 2005, we entered into various contractual obligations related to employee agreements and other agreements. We expect our unrecorded obligations to increase by approximately $0.7 million, $2.3 million, $0.7 million, and $0.2 million for the fiscal years ended 2005, 2006, 2007 and 2008, respectively, from what was previously disclosed in our 2004 Annual Report on Form 10-K.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. We are required to adopt the provisions of SFAS No. 123R on January 1, 2006. We are evaluating the requirements of SFAS No. 123R and we have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in Note 5(d).
Disclosure Regarding Forward-Looking Statements
      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our substantial amount of debt could adversely affect our financial health;

•	We will require a significant amount of cash to service our debt and to make cash dividend payments under our Series B preferred stock;

•	Our ability to generate cash depends on many factors, some of which are beyond our control;

•	We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by our Series B preferred stock and the indenture that would govern our 10 3/4% subordinated exchange notes due 2013, if issued;

•	Any acceleration of our debt or event of default would harm our business and financial condition;

•	Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt, which, if increased, could further intensify the risks associated with our substantial leverage;

•	The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests;

•	The terms of our existing debt and our preferred stock impose or will impose restrictions on us that may adversely affect our business;

•	We may not complete the proposed sale of our Los Angeles stations;

•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital and the market price of our common stock may be adversely affected;

•	Our operating results could be adversely affected by a national or regional recession;

•	A large portion of our net revenue and station operating income currently comes from our New York, Los Angeles and Miami markets;

•	Loss of any key personnel could adversely affect our business;

•	Our growth depends on successfully executing our acquisition strategy;

•	We are a holding company and depend entirely upon cash flow from our subsidiaries to meet our obligations;

•	Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale;

•	We compete for advertising revenue with other radio groups as well as television and other media, many operators of which have greater resources than we do;

•	Cancellations or reductions in advertising could adversely affect our net revenues;

•	The FCC has begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business;

•	We may face regulatory review for additional acquisitions and divestitures in our existing markets and, potentially, acquisitions in new markets;

•	Any failure by us to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements and could have a material adverse effect on our business and the price of our Class A common stock;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive;

•	Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses;

•	The market price of our shares of Class A common stock may fluctuate significantly; and

•	Current or future sales by existing stockholders could depress the market price of our Class A common stock.
      Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We believe that inflation has not had a material impact on our results of operations for the three-month periods ended March 31, 2004 and 2005, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.
      Our primary market risk is a change in interest rates. Our primary exposure is variable rates of interest associated with borrowings under our senior secured credit facilities. Advances under the senior secured credit facilities bear base rate or Eurodollar rate interest (in each case subject to applicable margins), as applicable, which vary in accordance with prevailing economic conditions. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. At March 31, 2005, all of our debt, other than our $123.4 million senior secured credit facility term loan, had fixed interest rates. If variable interest rates average 10% higher in 2005 than they did during 2004, our variable interest expense would increase by approximately $0.6 million, compared to approximately $6.0 million for the fiscal year ended

December 31, 2004. If interest rates average 10% lower in 2005 than they did during 2004, our interest income from cash and investment balances would decrease by approximately $0.1 million, compared to approximately $0.8 million for the fiscal year ended December 31, 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2004. There has been no material change in our market risk position since December 31, 2004.

Item 4.	Controls and Procedures
      Evaluation Of Disclosure Controls And Procedures. Our principal executive and financial officers have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) of the Exchange Act of 1934 (the “Exchange Act”) to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
      Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.
      As the owner, lessee, or operator of various real properties and facilities, we are subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.
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
      The litigation has been settled and concluded by the entry on August 31, 2004 of an Amended Order for Final Judgment (“Final Order”). The Final Order provided for the compensation to be paid to the Property Owners, and for waiver of claims for landfill closure costs against the Property Owners. While the Final Order reserved the NJMC’s claims for environmental remediation against the other parties, including us, a

Settlement Agreement entered in the Court record further stipulated that the NJMC’s redeveloper would agree to indemnify and insure (under policies expiring on December 31, 2021 and providing coverage in the amount of $50.0 million) such other parties (including us) against claims for remediation of environmental contamination. We were named as an insured on the aforementioned policy. On September 30, 2004, we entered into an Indemnity Agreement with the Property Owners.
      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit (the “Court”) in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us. The case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest, which we accrued for during the quarter ended December 31, 2003. Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there was no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, we filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and our reply brief was due 20 days thereafter. At March 31, 2005, we had accrued $1.8 million, plus interst related to this contingency. The Third Circuit Court of Appeals set the matter for oral argument on April 13, 2005. Subsequently, on May 5, 2005, the Third District Court of Appeals ruled that judgment should be entered in our favor. If no motion for rehearing is filed by Mr. Hurtado by May 19, 2005, this case will be closed. However, if a motion for rehearing is filed, we will need to await a ruling on that motion.
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

      On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005. It is anticipated that the Amendment will soon receive unanimous approval from all the non-bankrupt issuers. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
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
      On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. The parties have exchanged some written discovery and are in the process of scheduling depositions. The case was scheduled for a jury trial on May 23, 2005. However, on March 18, 2005, the case was removed to the United States District Court for the Western District of Texas. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.

Item 5.	Other Information
      We intend to enter into new senior secured credit facilities with affiliates of Lehman Brothers Inc., Merrill Lynch and Wachovia Securities. Lehman Brothers Inc. will act as sole lead arranger. The proposed new proposed credit facilities will provide for an aggregate of $400.0 million in funded term loans (consisting of a $300.0 million first lien credit facility and a $100.0 million second lien credit facility), plus a $25.0 million revolving loan facility.
      Our intentions are that funds available under the new proposed credit facilities will be used to repay amounts outstanding under our existing senior secured credit facilities and to retire all of our outstanding 9 5/8% senior subordinated notes due 2009. We expect the new senior secured credit facilities to close during the second quarter of 2005 and expect to redeem the 9 5/8% senior subordinated notes due 2009 within 30 to 45 days after closing the new senior secured credit facilities.
      There can be no assurance that we will be able to complete this refinancing. If we are successful in our refinancing efforts, we will incur a loss on extinguishment of debt totaling approximately $32.9 million related to call premiums, discount write-offs and deferred financing costs write-offs.

      On May 4, 2005, Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, owning shares of common stock having approximately 80% of the combined voting power of our outstanding shares of common stock, authorized by resolution amendments to our Amended and Restated By-Laws effective as of May 4, 2005, to (i) create the office of Chief Operating Officer and assign certain of the duties formerly exercised by the President to the Chief Operating Officer, (ii) redefine the duties of the President, (iii) formalized the creation of the office of Executive Vice-President, and (iv) make ministerial changes reflecting the amendments noted above.
      On May 4, 2005, our Board of Directors appointed Marko Radlovic to Executive Vice President and Chief Operating Officer (“COO”). In his capacity as COO, Mr. Radlovic will be responsible for all of our operational divisions, including sales, programming, administration, promotions and marketing. Prior to his appointment as COO, Mr. Radlovic was our Chief Revenue Officer from December 2003 until May 2005, Vice President/ General Manager for our Los Angeles radio cluster from January 2002 until November 2003, and previously served as Vice President of Sales for the Los Angeles cluster. Prior to joining us, Mr. Radlovic was Market Manager for CUMULUS Media in Southern California from January 2001 until August 2001 and was Vice President/ General Manager for AM/ FM Inc. in Los Angeles from October 1998 to October 2000.

Item 6.	Exhibits and Reports on Form 8-K
      (a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company.

3.4	—	Certificate of Elimination of 14 1 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).
4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2005).
10.1	—	Nonqualified Stock Option Agreement dated as of March 15, 2005 between the Company and Jason Shrinsky.
10.2	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Joseph A. García.
31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      (b) Reports on Form 8-K
      The Company filed the following reports on Form 8-K during the three months ended March 31, 2005:
       (i) a current report on Form 8-K filed on March 10, 2005 to report that on March 10, 2005 the Company issued a press release announcing its fourth quarter fiscal year 2004 financial results;
       (ii) a current report on Form 8-K filed on April 5, 2005 to report that on March 30, 2005 the Company entered into an amendment to the asset purchase agreement for the sale of radio stations KZAB-FM and KZBA-FM, dated as of August 17, 2004; and
       (iii) a current report on Form 8-K filed on May 5, 2005 to report that on May 5, 2005 the Company issued a press release announcing its first quarter fiscal year 2005 financial results.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spanish Broadcasting System, Inc.

By:	/s/ JOSEPH A. GARCÍA

JOSEPH A. GARCÍA
Executive Vice President, Chief
Financial Officer and Secretary (principal
financial and accounting officer and duly
authorized officer of the registrant)
Date: May 10, 2005

      (a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company.

3.4	—	Certificate of Elimination of 14 1 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2005).

10.1	—	Nonqualified Stock Option Agreement dated as of March 15, 2005 between the Company and Jason Shrinsky.

10.2	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Joseph A. García.

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.