Form 10-Q
period 2005-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2005-08-09
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2005, 40,277,805 shares of Class A common stock, par value $0.0001 per share, 24,503,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2004	2005
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$132,032	$80,870
Restricted cash for redemption of 9 5/8% senior subordinated notes due 2009	—	357,483
Net receivables	32,622	31,457
Prepaid expenses and other current assets	2,520	2,398
Assets held for sale	65,004	65,085

Total current assets	232,178	537,293
Property and equipment, net	22,178	22,450
FCC licenses	710,410	710,410
Goodwill	32,806	32,806
Other intangible assets, net	1,400	1,382
Deferred financing costs, net	10,073	14,900
Other assets	678	928

	$1,009,723	$1,320,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of the 9 5/8% senior subordinated notes due 2009, net	$—	$327,148
Current portion of the senior credit facility term loan due 2009	123,750	—
Current portion of the senior credit facility term loan due 2012	—	3,250
Current portion of the senior credit facility term loan due 2013	—	100,000
Current portion of other long-term debt	3,154	72
Deposits on sale of stations	—	20,000
Accounts payable and accrued expenses	24,225	16,320
Accrued interest	5,428	5,850
Deferred commitment fee	525	488

Total current liabilities	157,082	473,128
Senior credit facility term loan due 2013, less current portion	—	320,938
9 5/8% senior subordinated notes due 2009, net	326,476	—
Other long-term debt, less current portion	567	530
Deferred income taxes	127,055	127,055
Other long-term liabilities	993	837

Total liabilities	612,173	922,488

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, plus accrued dividends, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 83,054 shares issued and outstanding at December 31, 2004 and 87,578 shares issued and outstanding at June 30, 2005	84,914	89,539

Stockholders’ equity:
Series C preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; issued and outstanding 380,000 shares	1	1
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 40,197,805 shares issued and outstanding at December 31, 2004 and 40,277,805 shares issued and outstanding at June 30, 2005	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 24,583,500 shares issued and outstanding at December 31, 2004 and 24,503,500 shares issued and outstanding at June 30, 2005	2	2
Additional paid-in capital	520,450	520,421
Accumulated deficit	(207,821)	(212,286)

Total stockholders’ equity	312,636	308,142

	$1,009,723	$1,320,169

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(In thousands, except per		(In thousands, except per
	share data)		share data)
Net revenue	$40,292	$44,575	$69,524	$79,914

Operating expenses:
Engineering and programming	7,537	8,452	14,949	16,317
Selling, general and administrative	14,701	16,858	25,618	32,176
Corporate expenses	2,999	3,733	6,227	7,434
Depreciation and amortization	824	824	1,646	1,654

Total operating expenses	26,061	29,867	48,440	57,581

Operating income from continuing operations	14,231	14,708	21,084	22,333

Other (expense) income:
Interest expense, net	(10,200)	(10,646)	(20,438)	(20,816)
Loss on early extinguishment of debt	—	(3,154)	—	(3,154)
Other, net	80	1,793	255	1,800

Income from continuing operations before income taxes and discontinued operations	4,111	2,701	901	163
Income tax expense	5,446	2,579	1,498	—

(Loss) income from continuing operations before discontinued operations	(1,335)	122	(597)	163
(Loss) income on discontinued operations, net of tax	(51)	(1)	10,889	(3)

Net (loss) income	$(1,386)	$121	$10,292	$160
Dividends on preferred stock	(2,107)	(2,343)	(4,161)	(4,625)

Net (loss) income applicable to common stockholders	$(3,493)	$(2,222)	$6,131	$(4,465)

Basic and diluted (loss) income per common share:
Net loss per common share before discontinued operations:	$(0.05)	$(0.03)	$(0.07)	$(0.06)
Net income per common share from discontinued operations:	$—	$—	$0.16	$—

Net (loss) income per common share:	$(0.05)	$(0.03)	$0.09	$(0.06)

Weighted average common shares outstanding:
Basic	64,718	72,381	64,705	72,381

Diluted	64,718	72,381	65,178	72,381

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2004	2005
	(In thousands)
Cash flows from operating activities:
Net income	$10,292	$160
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(10,889)	3
Loss on early extinguishment of debt	—	3,154
Gain (loss) on disposal of fixed assets	7	(2)
Depreciation and amortization	1,646	1,654
Net barter expense	(100)	(126)
Provision for (reduction of) doubtful trade accounts receivable	365	(167)
Amortization of debt discount	597	672
Amortization of deferred financing costs	992	1,031
Increase in deferred income taxes	1,390	—
Amortization of deferred commitment fee	(37)	(37)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(5,094)	1,185
Decrease in other current assets	437	93
Increase in other assets	(581)	(260)
Decrease in accounts payable and accrued expenses	(3,664)	(7,693)
Increase in deferred commitment fee	600	—
(Decrease) increase in accrued interest	(945)	422

Net cash (used in) provided by continuing operations	(4,984)	89
Net cash provided by (used in) discontinued operations	789	(245)

Net cash used in operating activities	(4,195)	(156)

Cash flows from investing activities:
Proceeds from sale of radio stations, net of closing costs	23,730	—
Deposit on sale of stations	500	20,000
Additions to property and equipment	(1,350)	(1,987)

Net cash provided by investing activities	22,880	18,013

Cash flows from financing activities:
Repayments of other long-term debt	(111)	(3,275)
Payment of deferred financing costs	(163)	(8,699)
Payment of deferred offering costs	(375)	—
Proceeds from Class A stock options exercised	226	—
Restricted cash related to the redemption of the 9 5/8% senior subordinated notes, due 2009	—	(357,483)
Proceeds from senior credit facility term loan due 2012	—	325,000
Proceeds from senior credit facility term loan due 2013	—	100,000
Repayment of senior credit facility term loan due 2012	—	(812)
Repayment of senior credit facility term loan due 2009	(625)	(123,750)

Net cash used in financing activities	(1,048)	(69,019)

Net increase (decrease) in cash and cash equivalents	17,637	(51,162)
Cash and cash equivalents at beginning of period	45,609	132,032

Cash and cash equivalents at end of period	63,246	80,870

Supplemental cash flows information:
Interest paid during the period	20,086	20,673

Income taxes paid during the period, net	323	1,582

Non-cash investing and financing activities:
Accrual of preferred stock as payment of preferred stock dividend	$4,161	$1,961

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 31, 2004 and June 30, 2005 and for the three- and six-month periods ended June 30, 2004 and 2005 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for, the fiscal year ended December 31, 2004, included in our fiscal year end 2004 Annual Report on Form 10-K.
     In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results for a full year.
2. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. We are required to adopt the provisions of SFAS No. 123R on January 1, 2006. We are evaluating the requirements of SFAS No. 123R and have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in Note 4(d).
3. Assets Held for Sale
     On August 17, 2004, we entered into an asset purchase agreement with Styles Media Group, LLC (“Styles Media Group”), to sell the assets of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”). In connection with this agreement, Styles Media Group made a $6.0 million non-refundable deposit to the purchase price into escrow. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, 2005, by releasing the deposit from escrow to us.
     On March 30, 2005, we entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from March 31, 2005 to the later date of July 31, 2005 or five days following the grant of the FCC Final Order. On July 29, 2005, we entered into a second amendment to the asset purchase agreement with Styles Media Group. In connection with this second amendment, Styles Media Group made an additional $15.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from July 31, 2005 to the date that is designated by Styles Media Group, but no later than January 31, 2006. In addition, Styles Media Group will make an additional $20.0 million non-refundable deposit to the purchase price two days following the grant of the FCC license renewals. Although we expect the LA Asset Sale to be completed, there can be no assurance that such sale will be completed.
     On August 17, 2004, we, through our wholly-owned subsidiary, Spanish Broadcasting System SouthWest, Inc., entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.
     We determined that, since we were not eliminating all significant revenues and expenses generated in this market, the pending LA Asset Sale did not meet the criteria to classify the stations’ operations as discontinued operations. However, we reclassified the stations’ assets as assets held for sale. On June 30, 2005, we had assets held for sale consisting of $63.9 million of intangible assets and $1.2 million of property and equipment, net, for radio stations KZAB-FM and KZBA-FM.
     KZAB-FM and KZBA-FM generated net revenues of $1.5 million and $0.6 million and generated station operating income of $0.8 million and $0.4 million for the quarters ended June 30, 2004 and 2005, respectively. KZAB-FM and KZBA-FM had net revenues of $2.5 million and $1.1 million and generated station operating income of $1.1 million and $0.8 million for the six month periods ended June 30, 2004 and 2005, respectively. These stations’ net revenue and station operating income were mainly generated by the funds received related to the time brokerage agreement.

     We intend to use the net cash proceeds received from the LA Asset Sale to repay certain amounts under our new senior secured credit facility term loan due 2013. Therefore, we have reclassified the senior secured credit facility term loan due 2013 balance from long-term debt to current debt. If the proposed LA Asset Sale does not close, we will be unable to use the anticipated proceeds from such sale to reduce our debt.
4. Stockholders’ Equity
   (a) Series C Preferred Stock
     On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity Media Corporation (“Infinity”), Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (“SBS Bay Area”), we issued to Infinity (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the “Warrant”).
     Under the terms of the certificate of designation governing the Series C preferred stock, the holder of Series C preferred stock has the right to convert each share of Series C preferred stock into twenty fully paid and nonassessable shares of our Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant is convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment.
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
     We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock, if created, after December 23, 2004.
   (b) Class A and B Common Stock
     The rights of the holders of shares of Class A common stock and Class B common stock are identical except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the “Series B preferred stock”) and on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.
   (c) Warrants
     In connection with the purchase of KXOL-FM and the merger agreement with Infinity, as discussed in Note 4 (a), we have warrants outstanding to ultimately purchase an aggregate of 4,500,000 shares of our Class A common stock. The following table summarizes information about these warrants which are outstanding as of June 30, 2005:

	Number of Class A
	Common Shares	Per Share	Warrant
Warrant Date of Issue	Underlying Warrants	Exercise Price	Expiration Date
March 31, 2003	100,000	$6.14	March 31, 2006
April 30, 2003	100,000	$7.67	April 30, 2006
May 31, 2003	100,000	$7.55	May 31, 2006
June 30, 2003	100,000	$8.08	June 30, 2006
July 31, 2003	100,000	$8.17	July 31, 2006
August 31, 2003	100,000	$7.74	August 31, 2006
September 30, 2003	100,000	$8.49	September 30, 2006
December 23, 2004	3,800,000	(see Note 4(a))	December 23, 2008

	4,500,000

   (d) Stock Option Plans
     In September 1999, we adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a non-employee director stock option plan (the “1999 NQ Plan”). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. These options vested immediately, and expire 10 years from the date of grant.
     A summary of the status of our stock options, as of December 31, 2004 and June 30, 2005, and changes during the fiscal year ended December 31, 2004 and six-months period ended June 30, 2005, is presented below (in thousands, except per share data):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2003	2,351	$13.05
Granted	993	10.12
Exercised	(89)	6.53
Forfeited	(242)	12.99

Outstanding at December 31, 2004	3,013	12.28
Granted	95	10.41
Exercised	—	—
Forfeited	(157)	19.77

Outstanding at June 30, 2005	2,951	$11.82

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2005 (in thousands, except per share data):

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$ 0 – 4.99	100	5.4	$4.81	100	$4.81
5 – 9.99	1,636	7.7	9.05	1,024	8.69
10 – 14.99	486	5.0	10.52	296	10.32
15 – 19.99	19	6.9	15.48	19	15.48
20 – 24.99	710	4.3	20.00	710	20.00

	2,951	6.3	11.82	2,149	12.53

     We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock option plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The per share weighted average fair value of stock options granted to employees during the three- and six-month periods ended June 30, 2004 and 2005 was $6.83 and $7.50 and $5.15 and $6.45, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following assumptions at:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Expected life	7 years	5 years	7 years	5 years
Dividends	None	None	None	None
Risk-free interest rate	4.24%	3.72%	3.45%	4.11%
Expected volatility	76%	71%	78%	72%

     Had compensation expense for our plans been determined consistent with SFAS No. 123, our net (loss) income applicable to common stockholders and net income (loss) per common share would have been adjusted to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net (loss) income applicable to common stockholders:
As reported	$(3,493)	(2,222)	$6,131	(4,465)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,085)	(587)	(2,869)	(1,329)

Pro forma net (loss) income	$(4,578)	(2,809)	$3,262	(5,794)

Net (loss) income per common share:
As reported: Basic and Diluted	$(0.05)	(0.03)	$0.09	(0.06)

Pro forma: Basic and Diluted	$(0.07)	(0.04)	$0.05	(0.08)

5. Litigation
     From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.
     On June 14, 2000, an action was filed in the Eleventh Judicial Circuit (the “Court”) in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us (the “Hurtado Case”). The Hurtado Case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest, which we accrued for during the quarter ended December 31, 2003. Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there was no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, we filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and our reply brief was due 20 days thereafter. The Third Circuit Court of Appeals set the matter for oral argument on April 13, 2005. Subsequently, on May 5, 2005, the Third Circuit Court of Appeals ruled that judgment should be entered in our favor. On May 19, 2005, Mr. Hurtado filed a motion for rehearing which was denied, and the mandate upon the denial of Mr. Hurtado’s motion was issued on July 29, 2005. We will request the trial court to enter final judgment in our favor. During the quarter ended June 30, 2005, we reversed the legal contingency accrual of $1.8 million, plus interest related to this contingency based on the denial of Mr. Hurtado’s motion.
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
     On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005, the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005, and it has since received unanimous approval from all non-bankrupt issuers. The proposed settlement agreement has not yet received the Court’s final approval.
     It is anticipated that a notice of pendency of class action will be required by Court Order in the near future. In order to facilitate the mailing of notice, we have authorized our transfer agent, Wachovia Bank, to release the identities of all our transferees and record holders during the class period to the Notice Administrator, The Garden City Group, Inc. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
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
     On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. The parties have exchanged some written discovery and are in the process of scheduling depositions. The case was scheduled for a jury trial on May 23, 2005. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas. On or about August 22, 2005, mediation between the parties is scheduled. However, the extent on any adverse effect on us with respect to this matter can not be reasonably estimated at this time.
6. New Senior Secured Credit Facilities
   General
     On June 10, 2005, we entered into a first lien credit agreement with Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent (“Merrill Lynch”), Wachovia Bank, National Association, as documentation agent (“Wachovia”), Lehman Commercial Paper Inc., as administrative agent (“Lehman”) and certain other lenders (the “First Lien Credit Facility”). The First Lien Credit Facility contains a term loan in the amount of $325.0 million, payable in twenty-eight consecutive quarterly installments commencing on June 30, 2005, and continuing on the last day of each December, March, June and September of each year thereafter, through and including, March 31, 2012. The amount of the quarterly installment due on each such payment date is equal to 0.25% of the original principal balance of the term loan funded on June 10, 2005, which is approximately $0.8 million. The term loan is due and payable on June 10, 2012. The First Lien Credit Facility also includes a revolving credit loan in an aggregate principal amount of $25.0 million. The initial scheduled maturity of the revolving credit line is June 10, 2010. We currently have not made any drawings under the revolving credit loan.
     On June 10, 2005, we also entered into a second lien term loan agreement with Merrill Lynch, Wachovia, Lehman and certain other lenders (the “Second Lien Credit Facility”; together with the First Lien Credit Facility, the “Credit Facilities”). The Second Lien Credit Facility provides for a term loan in the amount of $100.0 million with a scheduled maturity of June 10, 2013, with the full amount of such term loan being payable on such date.

     The Credit Facilities are subject to certain mandatory prepayments upon the occurrence of certain events, including asset sales (subject to certain exceptions set forth in the credit agreements).
     Approximately $123.7 million of the proceeds from the Credit Facilities was used to repay our $135.0 million senior secured credit facility term loan due 2009 and accrued interest. The remaining proceeds, together with cash on hand, totaling approximately $357.5 million, were placed in escrow with the trustee to redeem all of our $335.0 million aggregate principal amount of our 9 5/8% senior subordinated notes due 2009, including the redemption premium and accrued interest through redemption as reflected on our unaudited condensed consolidated balance sheet. The redemption occurred on July 12, 2005 (See Note 8).
     We intend to use the net cash proceeds received from the LA Asset Sale to repay certain amounts under the Second Lien Credit Facility. Therefore, we have reclassified the Second Lien Credit Facility balance from long-term debt to current debt. If the proposed LA Asset Sale does not close, we will be unable to use the anticipated proceeds from such sale to reduce our debt.
     Interest and Fees
     The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Base Rate or Eurodollar Base Rate (as defined in the respective credit agreement) plus, in each case, an applicable margin. The applicable interest rate under our First Lien Credit Facility will be reduced by 0.25% upon the achievement of certain conditions. Initially, the applicable margin in respect of (i) the First Lien Credit Facility is (a) 2.00% per annum for Eurodollar loans and (b) 1.00% per annum for Base Rate loans and (ii) the Second Lien Credit Facility is (a) 3.75% per annum for Eurodollar loans and (b) 2.75% per annum for Base Rate loans. The Base Rate is a fluctuating interest rate equal to the greater of (1) the Prime Rate in effect on such day and (2) the Federal Funds Effective Rate in effect on such day plus one-half of 1%.
     In addition, we will be required to pay the lenders under the revolving credit facility under the First Lien Credit Facility a commitment fee with respect to any unused commitments thereunder, at a per annum rate of 0.50%. We are also required to pay a prepayment fee in respect of all mandatory and optional prepayments under the Second Lien Credit Facility in an amount equal to: (i) 1.0% of the principal prepaid if (a) such prepayment is made with the proceeds of the LA Asset Sale on or before June 10, 2006 or (b) such prepayment is made after June 10, 2007, but on or before June 10, 2008 or (ii) 2.0% of the principal prepaid if (a) such prepayment is made other than with the proceeds of the LA Asset Sale on or before June 10, 2006 or (b) such prepayment is made after June 10, 2006, but on or before June 10, 2007.
     Collateral and Guarantees
     Our domestic subsidiaries, including any future direct or indirect subsidiaries that may be created or acquired by us, with certain exceptions as set forth in the credit agreements, guarantee our obligations under each of the First Lien Credit Facility and the Second Lien Credit Facility. The guarantees with respect to the First Lien Credit Facility and the Second Lien Credit Facility are secured by a perfected first priority security interest, or by a second priority security interest, as applicable, in substantially all of the guarantors’ tangible and intangible assets (including, without limitation, intellectual property and all of the capital stock of each of our direct and indirect domestic subsidiaries and 65% of the capital stock of certain of our first-tier foreign subsidiaries), subject to certain exceptions.
     Covenants and Other Matters
     Our Credit Facilities include certain negative covenants restricting or limiting our ability to, among other things:
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

     The Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default, including failure to pay principal, interest or fees, material inaccuracy of representations and warranties, violations of covenants, certain bankruptcy and insolvency events, certain ERISA events, certain events related to our FCC licenses, a change of control, cross-defaults to other debt and material judgments.
7. Derivative Financial Instrument (Interest Rate Swap)
     On June 29, 2005, we entered into a five year interest rate swap to hedge against the potential impact of increases in interest rates on the First Lien Credit Facility. The interest rate swap fixed our LIBOR interest rate for five years at 4.23%, plus the applicable margin (2.00% as of June 30, 2005). We are accounting for our interest rate swap agreements as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. The fair market value of these swaps at June 30, 2005 was zero.
8. Redemption of 9 5/8% Senior Subordinated Notes due 2009 (Subsequent Event)
     On June 13, 2005, we announced that we called for redemption of all of our outstanding $335.0 million aggregate principal amount 9 5/8% senior subordinated notes due 2009 (the “9 5/8% Notes”). The aggregate redemption price of the 9 5/8% Notes, including redemption premium and accrued interest, was approximately $357.5 million, which was held in trust at June 30, 2005 and was reflected as restricted cash on our unaudited condensed consolidated balance sheet. Therefore, we did not include the financial information for guarantors and non-guarantors. On July 12, 2005 (the “Redemption Date”), we redeemed $335.0 million in the aggregate principal amount of the 9 5/8% Notes at a price of $1,048.13 per $1,000, plus accrued interest through the Redemption Date. As a result of the early extinguishment of the 9 5/8% Notes, we recognized a loss on early extinguishment of debt related to call premiums and the write-off of unamortized discount and deferred financing costs of approximately $29.4 million during the third quarter ending September 30, 2005.
9. Television Station Acquisition (Subsequent Event)
     On July 12, 2005, we, through our wholly-owned subsidiary, Mega Media Holdings, Inc. (“Mega Media”), entered into an asset purchase agreement (the “Purchase Agreement”) with WDLP Broadcasting Company, LLC, a Delaware limited liability company (“WDLP”), WDLP Licensed Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of WDLP, Robin Broadcasting Company, LLC, a Delaware limited liability company (“Robin Broadcasting Company”), and Robin Licensed Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of Robin Broadcasting Company. Pursuant to the Purchase Agreement, Mega Media will acquire the assets, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television stations WDLP -TV (Channel 22), its derivative digital television station WDLP-DT (Channel 3) in Key West, Florida and WSBS-CA (Channel 50) in Miami, Florida. The purchase price is equal to $37.0 million, plus $0.3 million if the transaction does not close prior to August 31, 2005, plus expenses, plus or minus certain customary pro-rations. The transaction is expected to close in the fourth quarter of 2005. At closing, Mega Media may pay $22.5 million of the purchase price by delivery of a three-year promissory note guaranteed by us and secured by the assets being acquired in the transaction. The Purchase Agreement contains customary representations, warranties, and covenants. The closing of the sale is subject to certain conditions, including FCC consent. We expect to have approximately $1.0 million of start-up expenses related to Mega Media during the third quarter ending September 30, 2005.
10. Second Amendment to Related Party Lease Agreement
     Since November 1, 2000, we have been leasing our corporate office space under a 10-year lease, with the right to renew for two consecutive five-year terms. Our corporate headquarters are located in a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings, Ltd., a Florida limited partnership (“Irradio”), for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly-owned by Mr. Alarcón, Jr., our Chief Executive Officer, President and Chairman of the Board of Directors.
     On July 6, 2005, we entered into the Second Amendment to Lease, effective as of December 1, 2004, amending our existing Lease, dated as of December 14, 2000, as amended (the “Second Amendment”) with Irradio. On July 5, 2005, we received an opinion from Merrill Lynch as to the fairness of the Second Amendment. Under the terms of the Second Amendment, the parties agreed to extend the lease term until April 30, 2015 of the existing office space, expand the size of the office space and pay a total average monthly rent of approximately $131,000. We believe that the monthly rent we pay is at the market rate.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the largest Hispanic-controlled radio broadcasting company in the United States. After giving effect to the proposed sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, we will own and operate 20 radio stations in markets that reach approximately 49% of the U.S. Hispanic population. Our stations are located in six of the top ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our top three markets, based on net revenues, are New York, Los Angeles and Miami. A significant decline in net revenue or station operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations. As part of our operating business, we also operate LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.

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
Comparison Analysis of the Operating Results for the Three Months Ended June 30, 2004 and 2005
     The following summary table presents a comparison of our results of operations for the three-month periods ended June 30, 2004 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	June 30,		Change
	2004	2005	$	%
	(In thousands)
Net revenue	$40,292	$44,575	4,283	11%
Engineering and programming expense	7,537	8,452	915	12%
Selling, general and administrative expense	14,701	16,858	2,157	15%
Corporate expenses	2,999	3,733	734	24%
Depreciation and amortization	824	824	—	0%

Operating income from continuing operations	14,231	14,708	477	3%
Interest expense, net	(10,200)	(10,646)	(446)	4%
Loss on early extinguishment of debt	—	(3,154)	(3,154)	100%
Other income (expense), net	80	1,793	1,713	2141%
Income tax expense	5,446	2,579	(2,867)	(53)%
Loss from discontinued operations, net	(51)	(1)	50	(98)%

Net (loss) income	$(1,386)	$121	1,507	(109)%

     Net Revenue. The increase in net revenue was due to improvements in our New York and Miami markets, primarily from national and promotional events revenue. In addition, our new start-up station in San Francisco, KRZZ-FM, generated net revenues of approximately $1.2 million in 2005.
     Engineering and Programming Expenses. The increase in engineering and programming expenses was mainly caused by music license fees and expenses related to our new start-up station in San Francisco, KRZZ-FM.
     Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was mainly caused by the increases in (a) expenses related to promotional events, (b) professional fees related to our compliance with the Sarbanes-Oxley Act of 2002, and (c) all related expenses of our new start-up station in San Francisco, KRZZ-FM. These expenses were offset by a decrease in the provision for doubtful trade accounts receivable due to an improvement in collections.
     Corporate Expenses. The increase in corporate expenses was mainly caused by an increase in legal and professional fees and expenses related to new business development projects.
     Operating Income from Continuing Operations. The increase in operating income from continuing operations was primarily attributed to the increase in net revenues, partially offset by increases in engineering and programming, selling, general and administrative expenses and corporate expenses.

     Interest Expense, Net. The increase in interest expense, net, was primarily due to interest expense incurred on the Credit Facilities that were entered into on June 10, 2005, which was offset by an increase in interest income and interest reversed related to a reversal of the legal judgment upon appeal, in the Hurtado Case, that was expensed in a prior period.
     Loss on early extinguishment of debt. The loss on early extinguishment of debt was due to the write-off of deferred financing costs related to the pay-down of the $135.0 million senior secured credit facility term loan due 2009, on June 10, 2005.
     Other Income, net. The increase in other income, net, was due to the reversal of the legal judgment upon appeal, in the Hurtado case, that was expensed in a prior period.
     Income Taxes. The decrease in income tax expense was due primarily to a decrease in income from continuing operations before income taxes and discontinued operations, as well as a decrease in the estimated income tax rate. Our effective book tax rate has been impacted by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carryforward period. Therefore, our effective book tax rate is impacted by a full valuation allowance on our deferred tax assets. We expect that total income tax expense for the full year to be approximately $16.4 million, which is comprised primarily of deferred income tax expense.
     Net Income. The increase in net income was primarily due to the increase in other income, net and decrease in income taxes, offset by an increase in interest expense and the loss on early extinguishment of debt.
Comparison Analysis of the Operating Results for the Six Months Ended June 30, 2004 and 2005
     The following summary table presents a comparison of our results of operations for the six-month periods ended June 30, 2004 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six Months Ended
	June 30,		Change
	2004	2005	$	%
	(In thousands)
Net revenue	$69,524	$79,914	10,390	15%
Engineering and programming expense	14,949	16,317	1,368	9%
Selling, general and administrative expense	25,618	32,176	6,558	26%
Corporate expenses	6,227	7,434	1,207	19%
Depreciation and amortization	1,646	1,654	8	0%

Operating income from continuing operations	21,084	22,333	1,249	6%
Interest expense, net	(20,438)	(20,816)	(378)	2%
Loss on early extinguishment of debt	—	(3,154)	(3,154)	100%
Other income, net	255	1,800	1,545	606%
Income tax expense	1,498	—	(1,498)	(100)%
Income (loss) from discontinued operations, net	10,889	(3)	(10,892)	(100)%

Net income	$10,292	$160	(10,132)	(98)%

     Net Revenue. The increase in net revenue was due to the double-digit growth in our New York, Los Angeles, and Miami markets primarily from local, barter and promotional events revenue. In addition, our new start-up station in San Francisco, KRZZ-FM, generated net revenues of approximately $1.9 million.
     Engineering and Programming Expenses. The increase in engineering and programming expenses was mainly caused by (a) the investments made in our Los Angeles programming department, (b) music license fees, and (c) all related expenses of our new start-up station in San Francisco, KRZZ-FM.
     Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily related to increases in (a) compensation and benefits due to additional personnel in various markets, (b) barter expense due to the increase in barter sales and related marketing costs, (c) professional fees related to our compliance with the Sarbanes-Oxley Act of 2002, (d) local commissions due to the increase in net revenue, and (e) all related expenses of our new start-up station in San Francisco, KRZZ-FM. These expenses were offset by a decrease in the provision for doubtful trade accounts receivable due to an improvement in collections.

     Corporate Expenses. The increase in corporate expenses was mainly caused by an increase in legal and professional fees and other expenses related to new business development projects.
     Operating Income from Continuing Operations. The increase in operating income from continuing operations was primarily attributed to the increase in net revenues, offset by increases in engineering and programming, selling, general and administrative expenses and corporate expenses.
     Interest Expense, Net. The increase in interest expense, net, was primarily due to interest expense incurred on the Credit Facilities that were entered into on June 10, 2005, which was offset by an increase in interest income and interest reversed related to a reversal of the legal judgment upon appeal, in the Hurtado Case, that was expensed in a prior period.
     Loss on early extinguishment of debt. The loss on early extinguishment of debt was due to the write-off of deferred financing costs related to the pay-down of the $135.0 million senior secured credit facility term loan due 2009, on June 10, 2005.
     Other Income, net. The increase in other income, net, was due to the reversal of the legal judgment upon appeal, in the Hurtado Case, that was expensed in a prior period.
     Income Taxes. The decrease in income tax expense (benefit) was due primarily to the decrease in the estimated effective income tax rate. Our effective book tax rate has been impacted by the adoption of SFAS No. 142. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by a full valuation allowance on our deferred tax assets. We expect total income tax expense for the full year to be approximately $16.4 million, which is comprised primarily by deferred income tax expense.
     Discontinued Operations, Net of Taxes. We determined that the sale of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, and the sale of our KPTI-FM station serving the San Francisco, California market, all met the criteria, in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” to classify their respective operations as discontinued operations. Consequently, these stations’ results from operations for the fiscal year ended 2004 were classified as discontinued operations. The decrease in discontinued operations, net of taxes, was primarily attributable to the $11.6 million gain recognized on the sale of our San Antonio KLEY-FM and KSAH-AM stations, net of closing costs and taxes.
     Net Income. The decrease in net income was primarily due to the income from discontinued operations related to the sale of stations in the prior year.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under our $25.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designations governing our preferred stock and the credit agreements governing our Credit Facilities. Additionally, our certificates of designations and credit agreements each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $132.0 million and $80.9 million as of December 31, 2004 and June 30, 2005, respectively.
     The following summary table presents a comparison of our capital resources for the six-month periods ended June 30, 2004 and 2005, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six Months Ended June 30,		Change
	2004	2005	$
	(In thousands)
Capital expenditures	$1,350	$1,987	637

Net cash flows used in operating activities	$(4,195)	$(156)	4,039
Net cash flows provided by investing activities	22,880	18,013	(4,867)
Net cash flows used in financing activities	(1,048)	(69,019)	(67,971)

Net increase (decrease) in cash and cash equivalents	$17,637	$(51,162)

     Net Cash Flows Used In Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the increase in cash received from customers, offset partially by an increase in cash paid to vendors.
     Net Cash Flows Provided by Investing Activities. Changes in our net cash flows from investing activities were primarily a result of (a) deposits totaling $20.0 million received for the pending sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by capital expenditures for 2005 and (b) proceeds of $23.7 million we received in 2004 for the sale of San Antonio stations KLEY-FM and KSAH-AM, offset by capital expenditures.
     Net Cash Flows Used In Financing Activities. Changes in our net cash flows from financing activities were primarily a result of the 2005 refinancing, which paid-down the $135.0 million senior secured credit facility term loan due 2009, set funds aside for the redemption of the 9 5/8% senior subordinated notes due 2009 and additional financing costs incurred. Offsetting these outflows were the inflows from the Credit Facilities.
     Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required interest and quarterly principal payments pursuant to the credit agreements governing our Credit Facilities and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the radio broadcasting industry and economic conditions in general will not deteriorate in any material respect;

•	we will continue to successfully implement our business strategies; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities.
     Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate and, if available, will obtain financing by issuing debt or stock.
     On June 10, 2005, we entered into new senior secured credit facilities with affiliates of Lehman, Merrill Lynch, and Wachovia. The senior secured credit facilities provided for an aggregate of $425.0 million in funded term loans, consisting of a $325.0 million first lien credit facility, plus a $25.0 million revolving loan facility and a $100.0 million second lien credit facility.
     On June 10, 2005, approximately $123.7 million of the proceeds from the new Credit Facilities were used to repay our $135.0 million senior secured credit facility term loan due 2009 and accrued interest. Due to this repayment, we incurred a loss on early extinguishment of debt, totaling approximately $3.2 million, related to write-offs of deferred financing costs. The remaining proceeds, together with cash on hand, totaling approximately $357.5 million, were placed in escrow with the trustee to redeem all of our $335.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009, including the redemption premium and accrued interest through redemption. On July 12, 2005, the 9 5/8% senior subordinated notes due 2009 were redeemed and we incurred a loss on extinguishment of debt, totaling approximately $29.4 million related to call premiums, and the write-off of unamortized discount and deferred financing costs.
     On June 29, 2005, we entered into a five year interest rate swap to hedge against the potential impact of increases in interest rates on the First Lien Credit Facility. The interest rate swap fixed our LIBOR interest rate for five years at 4.23%, plus the applicable margin (2.00% as of June 30, 2005). We are accounting for our interest rate swap agreements as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The fair market value of these swaps at June 30, 2005 was zero.
     On August 17, 2004, we entered into an asset purchase agreement with Styles Media Group, LLC (“Styles Media Group”), to sell the assets of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”). In connection with this agreement, Styles Media Group made a $6.0 million non-refundable deposit to the purchase price into escrow. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, 2005, by releasing the deposit from escrow to us.
     On March 30, 2005, we entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from March 31, 2005 to the later date of July 31, 2005 or five days following the grant of the FCC Final Order. On July 29, 2005, we entered into a second amendment to the asset purchase agreement with Styles Media Group. In connection with this second amendment, Styles Media Group made an additional $15.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from July 31, 2005 to the date that is designated by Styles Media Group, but no later than January 31, 2006. In addition, Styles Media Group will make an additional $20.0 million non-refundable deposit to the purchase price two days following the grant of the FCC license renewals. Although we expect the LA Asset Sale to be completed, there can be no assurance that such sale will be completed.
     On August 17, 2004, we, through our wholly-owned subsidiary, Spanish Broadcasting System SouthWest, Inc., entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.
     We intend to use the net cash proceeds received from the LA Asset Sale to repay certain amounts under the Second Lien Credit Facility. Therefore, we have reclassified the Second Lien Credit Facility balance from long-term debt to current debt. If the proposed LA Asset Sale does not close, we will be unable to use the anticipated proceeds from such sale to reduce our debt.
     On July 12, 2005, we, through our wholly-owned subsidiary, Mega Media Holdings, Inc. (“Mega Media”), entered into an asset purchase agreement (the “Purchase Agreement”) with WDLP Broadcasting Company, LLC, a Delaware limited liability company (“WDLP”), WDLP Licensed Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of WDLP, Robin Broadcasting Company, LLC, a Delaware limited liability company (“Robin Broadcasting Company”), and Robin Licensed Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of Robin Broadcasting Company. Pursuant to the Purchase Agreement, Mega Media will acquire the assets, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television stations WDLP -TV (Channel 22), its derivative digital television station WDLP-DT (Channel 3) in Key West, Florida and WSBS-CA (Channel 50) in Miami, Florida. The purchase price is equal to $37.0 million, plus $0.3 million if the transaction does not close prior to August 31, 2005, plus expenses, plus or minus certain customary pro-rations. The transaction is expected to close in the fourth quarter of 2005. At closing, Mega Media may pay $22.5 million of the purchase price by delivery of a three-year promissory note guaranteed by us and secured by the assets being acquired in the transaction. The Purchase Agreement contains customary representations, warranties, and covenants. The closing of the sale is subject to certain conditions, including FCC consent. We expect to have approximately $1.0 million of start-up expenses related to Mega Media during the third quarter ending September 30, 2005.
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
     During 2005, we have entered into various contractual obligations. Therefore, we have revised our contractual obligations table from what was previously disclosed in our 2004 Annual Report on Form 10-K. The following table summarizes our principal and interest contractual obligations at June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows for the remainder of 2005 and future periods ($ in thousands):

		As of June 30,	For the year ended
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010	Thereafter
Recorded obligations:
Senior secured credit facility term loan due 2012 (a)	$464,507	11,685	22,418	22,223	22,029	21,835	23,941	340,376
Senior secured credit facility term loan due 2013 (b)	105,546	3,858	101,688	—	—	—	—	—
9 5/8% senior subordinated notes due 2009 (c)	357,483	357,483	—	—	—	—	—	—
Other long-term debt (d)	744	54	108	108	108	108	108	150
10 3/4% Series B cumulative exchangeable redeemable preferred stock (e)	195,757	—	—	—	2,843	13,647	13,647	165,620

	$1,124,037	373,080	124,214	22,331	24,980	35,590	37,696	506,146

Unrecorded obligations:
Operating leases (f)	38,155	1,997	3,738	3,637	3,569	3,054	3,262	18,898
Employment agreements (g)	33,320	6,784	11,880	8,139	5,745	772	—	—

	$71,475	8,781	15,618	11,776	9,314	3,826	3,262	18,898

Total obligations	$1,195,512	381,861	139,832	34,107	34,294	39,416	40,958	525,044

(a)	Our new senior secured credit facility term loan due 2012 are a variable-rate debt instrument, but we entered into an interest rate swap to fix our interest rate for five years. See Notes 6 and 7 to our unaudited condensed consolidated financial statements for additional information. For the purpose of calculating our contractual obligations, we assumed an interest rate of approximately 7.48% after the five year interest rate swap terminates.

(b)	Our new senior secured credit facility term loan due 2013 are a variable-rate debt instrument. The net cash proceeds received from the sale of our Los Angeles (KZAB-FM and KZBA-FM) radio stations, when and if completed, will be used to repay our borrowings under the Credit Facilities. Therefore, we reclassified the Credit Facilities balance from long-term debt to current debt. For the purpose of calculating our contractual obligations, we assumed that the senior secured credit facility will be paid-down on January 31, 2006 and an interest rate of approximately 7.72%.

(c)	On July 12, 2005, the 9 5/8% senior subordinated notes due 2009 were redeemed. See Note 8 to our unaudited condensed consolidated financial statements for additional information.

(d)	Other long-term debt relates to a capital lease.

(e)	Our Series B preferred stock has no specified maturity. However, holders of the preferred stock may exercise an option on October 15, 2013 to require us to redeem all or a portion of their preferred stock. The holders of shares of Series B preferred stock are entitled to receive cumulative dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share. All dividends are cumulative from the date of issuance of the Series B preferred stock and are payable quarterly in arrears on October 15, January 15, April 15 and July 15 of each year. On or before October 15, 2008, we, at our option, may pay dividends in cash or in additional fully paid and non-assessable shares of Series B preferred stock (including fractional shares or, at our option, cash in lieu of fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. For the purpose of calculating our contractual obligations we assumed that the Series B preferred stock will pay dividends in additional fully paid and non-assessable shares until October 15, 2008, which are excluded from this contractual obligation table. We expect those dividends to be approximately $9.5 million, $10.6 million, $11.7 million, and $10.2 million for the fiscal years ended 2005, 2006, 2007 and 2008, respectively.

After October 15, 2008, dividends may be paid only in cash, which are included in this contractual obligation table. Our ability to pay cash dividends is subject to, and will be limited by, the terms of our existing 9 5/8% senior subordinated notes due 2009 and our Credit Facilities.

(f)	Included in our non-cancelable operating lease obligations are minimum lease payments for office space and facilities and certain equipment.

(g)	We are committed to employment contracts for certain executives, on-air talent and general managers expiring through 2009.
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. We are required to adopt the provisions of SFAS No. 123R on January 1, 2006. We are evaluating the requirements of SFAS No. 123R and have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 in Note 4(d).
Disclosure Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:
•	Our substantial amount of debt could adversely affect our financial health;

•	We will require a significant amount of cash to service our debt and to make cash dividend payments under our Series B preferred stock;

•	Our ability to generate cash depends on many factors, some of which are beyond our control;

•	We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by our Series B preferred stock and the indenture that would govern our 10 3/4% subordinated exchange notes due 2013, if issued;

•	Any acceleration of our debt or event of default would harm our business and financial condition;

•	Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt, which, if increased, could further intensify the risks associated with our substantial leverage;

•	The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests;

•	The terms of our debt and our preferred stock impose or will impose restrictions on us that may adversely affect our business;

•	We may not complete the proposed sale of our Los Angeles stations;

•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital and the market price of our common stock may be adversely affected;

•	Our operating results could be adversely affected by a national or regional recession;

•	A large portion of our net revenue and station operating income currently comes from our New York, Los Angeles and Miami markets;

•	Loss of any key personnel could adversely affect our business;

•	Our growth depends on successfully executing our acquisition strategy;

•	We are a holding company and depend entirely upon cash flow from our subsidiaries to meet our obligations;

•	Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale;

•	We compete for advertising revenue with other radio groups as well as television and other media companies, many of which have greater resources than we do;

•	Cancellations or reductions in advertising could adversely affect our net revenues;

•	The FCC has begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business;

•	We may face regulatory review for additional acquisitions and divestitures in our existing markets and, potentially, acquisitions in new markets;

•	Any failure by us to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements and could have a material adverse effect on our business and the price of our Class A common stock;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive;

•	Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses;

•	The market price of our shares of Class A common stock may fluctuate significantly; and

•	Current or future sales by existing stockholders could depress the market price of our Class A common stock.
     Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We believe that inflation has not had a material impact on our results of operations for the six-month periods ended June 30, 2004 and 2005, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in interest rates and other relevant market risks. Our primary market risk is a change in interest rates associated with borrowings under the Credit Facilities. Advances under the Credit Facilities bear base rate or Eurodollar rate interest, plus applicable margins, which vary in accordance with prevailing economic conditions. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances.
     As of June 30, 2005, all of our debt, other than our $100.0 million senior secured credit facility term loan due 2013, had fixed interest rates. If variable interest rates average 10% higher in 2005 than they did during 2004, our variable interest expense would increase by approximately $0.8 million, compared to a variable annualized estimated $7.7 million for 2004 measured as of December 31, 2004. If interest rates average 10% lower in 2005 than they did during 2004, our interest income from cash and investment balances would decrease by approximately $0.1 million, compared to $0.8 million for 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2004.
     As part of our efforts to mitigate interest rate risk, on June 29, 2005, we entered into a five year interest rate swap agreement that fixed the interest rate, based on LIBOR, on our current Eurodollar rate of our $325.0 million senior secured credit facility term loan due 2012 at an interest rate for five years at 4.23%, plus the applicable margin (2.00% as of June 30, 2005). This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. As a result, we believe that interest rate risk is not material to our consolidated financial position or results of operations.
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
     Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.
     On June 14, 2000, an action was filed in the Eleventh Judicial Circuit (the “Court”) in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us. The case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest, which we accrued for during the quarter ended December 31, 2003. Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there was no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, we filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and our reply brief was due 20 days thereafter. The Third Circuit Court of Appeals set the matter for oral argument on April 13, 2005. Subsequently, on May 5, 2005, the Third Circuit Court of Appeals ruled that judgment should be entered in our favor. On May 19, 2005, Mr. Hurtado filed a motion for rehearing which was denied, and the mandate upon the denial of Mr. Hurtado’s motion was issued on July 29, 2005. We will request the trial court to enter final judgment in our favor. During the quarter ended June 30, 2005, we reversed the legal contingency accrual of $1.8 million, plus interest related to this contingency based on the denial of Mr. Hurtado’s motion.
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
     On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005, the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005, and it has since received unanimous approval from all non-bankrupt issuers. The proposed settlement agreement has not yet received the Court’s final approval.
     It is anticipated that a notice of pendency of class action will be required by Court Order in the near future. In order to facilitate the mailing of notice, we have authorized our transfer agent, Wachovia Bank, to release the identities of all our transferees and record holders during the class period to the Notice Administrator, The Garden City Group, Inc. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
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
     On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. The parties have exchanged some written discovery and are in the process of scheduling depositions. The case was scheduled for a jury trial on May 23, 2005. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas. On or about August 22, 2005, mediation between the parties is scheduled. However, the extent of any adverse effect on us with respect to this matter cannot be reasonably estimated at this time.

Item 4. Submission of Matters to a Vote of Security Holders
     The election of our board of directors was submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the annual meeting of stockholders held on June 8, 2005.

Directors	Votes For	Votes Against/Withheld
Raúl Alarcón, Jr.	258,589,607	14,267,479
Pablo Raúl Alarcón, Sr.	258,320,908	14,536,178
Antonio S. Fernandez	272,071,846	785,240
Dan Mason	272,197,153	659,933
Jason L. Shrinsky	258,136,569	14,720,517
Jose A. Villamil	272,197,102	659,984
     There were no broker non-votes.
Item 5. Other Information
     On June 13, 2005, we announced that we called for redemption of all of our outstanding $335.0 million aggregate principal amount 9 5/8% senior subordinated notes due 2009 (the “9 5/8% Notes”). The aggregate redemption price of the 9 5/8% Notes, including redemption premium and accrued interest, was approximately $357.5 million, which was held in trust at June 30, 2005 and was reflected as restricted cash on our unaudited condensed consolidated balance sheet. Therefore, we did not include the financial information for guarantors and non-guarantors. On July 12, 2005 (the “Redemption Date”), we redeemed $335.0 million in the aggregate principal amount of the 9 5/8% Notes at a price of $1,048.13 per $1,000, plus accrued interest through the Redemption Date. As a result of the early extinguishment of the 9 5/8% Notes, we recognized a loss on early extinguishment of debt related to call premiums and the write-off of unamortized discount and deferred financing costs of approximately $29.4 million during the third quarter ending September 30, 2005.
     Since November 1, 2000, we have been leasing our corporate office space under a 10-year lease, with the right to renew for two consecutive five-year terms. Our corporate headquarters are located in a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings, Ltd., a Florida limited partnership (“Irradio”), for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly-owned by Mr. Alarcón, Jr., our Chief Executive Officer, President and Chairman of the Board of Directors.
     On July 6, 2005, we entered into the Second Amendment to Lease, effective as of December 1, 2004, amending our existing Lease, dated as of December 14, 2000, as amended (the “Second Amendment”) with Irradio. On July 5, 2005, we received an opinion from Merrill Lynch as to the fairness of the Second Amendment. Under the terms of the Second Amendment, the parties agreed to extend the lease term until April 30, 2015 of the existing office space, expand the size of the office space and pay a total average monthly rent of approximately $131,000. We believe that the monthly rent we pay is at the market rate.
Item 6. Exhibits
     (a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated May 10, 2005).

3.4	—	Certificate of Elimination of 14 1 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”)).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”)).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2005).

10.1	—	Asset Purchase Agreement dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC.

10.2	—	Second Amendment to Lease dated December 1, 2004 between the Company and Irradio Holdings, Ltd.

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2005

     (a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated May 10, 2005).

3.4	—	Certificate of Elimination of 14 1 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”)).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”)).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2005).

10.1	—	Asset Purchase Agreement dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC.

10.2	—	Second Amendment to Lease dated December 1, 2004 between the Company and Irradio Holdings, Ltd.

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.