Form 10-Q
period 2005-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2005-11-09
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2005, 40,277,805 shares of Class A common stock, par value $0.0001 per share, 24,503,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2004	2005

	(In thousands,
	except share data)
Assets
Current assets:
Cash and cash equivalents	$132,032	$100,901
Net receivables	32,622	31,033
Prepaid expenses and other current assets	2,520	3,168
Assets held for sale	65,004	65,109

Total current assets	232,178	200,211
Property and equipment, net	22,178	22,155
FCC licenses	710,410	710,410
Goodwill	32,806	32,806
Other intangible assets, net	1,400	2,123
Deferred financing costs, net	10,073	9,079
Other assets	678	1,369
Derivative instrument	—	4,380

	$1,009,723	$982,533

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of the senior credit facility term loan due 2009	$123,750	$—
Current portion of the senior credit facility term loan due 2012	—	3,250
Current portion of the senior credit facility term loan due 2013	—	100,000
Current portion of other long-term debt	3,154	73
Deposits on sale of stations	—	35,000
Accounts payable and accrued expenses	24,225	14,299
Accrued interest	5,428	1,141
Series B cumulative exchangeable redeemable preferred stock dividends payable	—	2,013
Deferred commitment fee	525	469

Total current liabilities	157,082	156,245
Senior credit facility term loan due 2013, less current portion	—	320,125
9 5/8% senior subordinated notes due 2009, net	326,476	—
Other long-term debt, less current portion	567	512
Deferred income taxes	127,055	139,730
Other long-term liabilities	993	661

Total liabilities	612,173	617,273

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, plus accrued dividends at December 31, 2004, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 83,054 shares issued and outstanding at December 31, 2004 and 89,932 shares issued and outstanding at September 30, 2005	84,914	89,932

Stockholders’ equity:
Series C preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; issued and outstanding 380,000 shares	1	1
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 40,197,805 shares issued and outstanding at December 31, 2004 and 40,277,805 shares issued and outstanding at September 30, 2005	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 24,583,500 shares issued and outstanding at December 31, 2004 and 24,503,500 shares issued and outstanding at September 30, 2005	2	2
Additional paid-in capital	520,450	520,421
Accumulated other comprehensive income, net of taxes	—	2,628
Accumulated deficit	(207,821)	(247,728)

Total stockholders’ equity	312,636	275,328

	$1,009,723	$982,533

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net revenue	$41,127	$43,047	$110,651	$122,961

Operating expenses:
Engineering and programming	8,097	8,292	23,046	24,609
Selling, general and administrative	13,637	15,683	39,256	47,859
Corporate expenses	2,943	3,154	9,170	10,588
Depreciation and amortization	798	867	2,443	2,521

Total operating expenses	25,475	27,996	73,915	85,577

Operating income from continuing operations	15,652	15,051	36,736	37,384

Other (expense) income:
Interest expense, net	(10,437)	(8,021)	(30,875)	(28,837)
Loss on early extinguishment of debt	—	(29,443)	—	(32,597)
Other, net	14	(8)	270	1,792

Income (loss) from continuing operations before income taxes and discontinued operations	5,229	(22,421)	6,131	(22,258)
Income tax expense	8,462	10,618	9,960	10,618

Loss from continuing operations before discontinued operations	(3,233)	(33,039)	(3,829)	(32,876)
Income on discontinued operations, net of tax	17,638	3	28,527	—

Net income (loss)	$14,405	$(33,036)	$24,698	$(32,876)
Dividends on preferred stock	(2,164)	(2,406)	(6,326)	(7,031)

Net income (loss) applicable to common stockholders	$12,241	$(35,442)	$18,372	$(39,907)

Basic and diluted income (loss) per common share:
Net loss per common share before discontinued operations	$(0.08)	$(0.49)	$(0.16)	$(0.55)
Net income per common share from discontinued operations	$0.27	$—	$0.44	$—

Net income (loss) per common share	$0.19	$(0.49)	$0.28	$(0.55)

Weighted average common shares outstanding:
Basic	64,756	72,381	64,722	72,381

Diluted	64,962	72,381	65,095	72,381

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in
Stockholders’ Equity and Comprehensive Loss
for the Nine Months Ended September 30, 2005

	Class C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Accumulated
							Additional	Other		Total
	Number	Par	Number	Par	Number	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except share data)
Balance at December 31, 2004	380,000	$1	40,197,805	$4	24,583,500	$2	520,450	—	(207,821)	312,636
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(29)	—	—	(29)
Conversion of Class B common stock to Class A common stock	—	—	80,000	—	(80,000)	—	—	—	—	—
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,031)	(7,031)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(32,876)	(32,876)
Unrealized gain on derivative instrument (net of income tax expense of $1,752)	—	—	—	—	—	—	—	2,628	—	2,628

Comprehensive loss										(30,248)

Balance at September 30, 2005	380,000	$1	40,277,805	$4	24,503,500	$2	$520,421	$2,628	$(247,728)	$275,328

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

	2004	2005

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$24,698	$(32,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	(28,527)	—
Loss on early extinguishment of debt	—	32,597
Gain on disposal of fixed assets	58	14
Depreciation and amortization	2,443	2,521
Net barter income	(348)	(241)
Provision for doubtful trade accounts receivable	682	527
Amortization of debt discount	909	717
Amortization of deferred financing costs	1,491	1,400
Increase in deferred income taxes	9,809	10,923
Amortization of deferred commitment fee	(56)	(56)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(5,341)	955
Decrease (increase) in other current assets	1,022	(677)
Increase in other assets	(254)	(701)
Decrease in accounts payable and accrued expenses	(3,735)	(9,306)
Increase in deferred commitment fee	600	—
Increase (decrease) in accrued interest	7,206	(4,287)

Net cash provided by continuing operations	10,657	1,510
Net cash provided by (used in) discontinued operations	1,565	(291)

Net cash provided by operating activities	12,222	1,219

Cash flows from investing activities:
Proceeds from sale of radio stations, net of closing costs	51,924	—
Advances on purchase price of stations	(234)	(750)
Deposit on sale of stations	—	35,000
Additions to property and equipment	(2,318)	(2,590)

Net cash provided by investing activities	49,372	31,660

Cash flows from financing activities:
Payments of other long-term debt	(168)	(3,468)
Payment of deferred financing costs	(166)	(9,043)
Payment of deferred offering costs	(375)	—
Proceeds from Class A stock options exercised	453	—
Payment of the 9 5/8% senior subordinated notes, due 2009 and related premiums	—	(351,124)
Proceeds from senior credit facility term loan due 2012	—	325,000
Proceeds from senior credit facility term loan due 2013	—	100,000
Payment of senior credit facility term loan due 2012	—	(1,625)
Payment of senior credit facility term loan due 2009	(938)	(123,750)

Net cash used in financing activities	(1,194)	(64,010)

Net increase (decrease) in cash and cash equivalents	60,400	(31,131)
Cash and cash equivalents at beginning of period	45,609	132,032

Cash and cash equivalents at end of period	106,009	100,901

Supplemental cash flows information:
Interest paid during the period	21,733	33,469

Income taxes paid during the period, net	337	1,613

Non-cash investing and financing activities:
Accrual and/or issuance of Series B preferred stock as payment of preferred stock dividends	$6,326	$5,018

Accrual of dividend payable for payment of Series B preferred stock cash dividends	$—	$2,013

Unrealized gain on derivative instrument	$—	$4,380

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of December 31, 2004 and September 30, 2005 and for the three- and nine-month periods ended September 30, 2004 and 2005 do not contain all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for, the fiscal year ended December 31, 2004, included in our fiscal year end 2004 Annual Report on Form 10-K.
      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results for a full year.

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
      In December 2004, FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets” (SFAS No. 153), which replaces the Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29), exception for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring on or after January 1, 2006.

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
      On March 30, 2005, we entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from March 31, 2005, to the later date of July 31, 2005 or five days following the grant of the FCC Final Order. On July 29, 2005, we entered into a second amendment to the asset purchase agreement with Styles Media Group. In connection with this second amendment, Styles Media Group made an additional $15.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from July 31, 2005, to the date that is designated by Styles Media Group, but no later than January 31, 2006. In addition, Styles Media Group will make an additional $20.0 million non-refundable deposit to the purchase price two days following the grant of the FCC license renewals which we expect to occur in the fourth quarter of 2005. Although we expect the LA Asset Sale to be completed, there can be no assurance that such sale will be completed.
      On August 17, 2004, through our wholly-owned subsidiary, Spanish Broadcasting System SouthWest, Inc., we entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.
      We determined that, since we were not eliminating all significant revenues and expenses generated in this market, the pending LA Asset Sale did not meet the criteria to classify the stations’ operations as discontinued operations. However, we reclassified the stations’ assets as assets held for sale. On September 30, 2005, we had assets held for sale consisting of $63.9 million of intangible assets and $1.2 million of property and equipment, net, for radio stations KZAB-FM and KZBA-FM.
      KZAB-FM and KZBA-FM generated net revenues of $1.0 million and $0.6 million and generated station operating income of $0.6 million and $0.4 million for the quarters ended September 30, 2004 and 2005, respectively. KZAB-FM and KZBA-FM generated net revenues of $3.5 million and $1.7 million and generated station operating income of $1.7 million and $1.3 million for the nine month periods ended September 30, 2004 and 2005, respectively. For the three- and nine-months ended September 30, 2005, net revenue and station operating income were mainly generated by the funds received related to the stations’ time brokerage agreement.
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
      Under the terms of the certificate of designation governing the Series C preferred stock, the holder of Series C preferred stock has the right to convert each share of Series C preferred stock into twenty fully paid and nonassessable shares of our Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant is convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. To date, none of these warrants have been exercised.
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
      The rights of the holders of shares of Class A common stock and Class B common stock are identical, except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the “Series B preferred stock”) and on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

(c)	Warrants
      In connection with the purchase of KXOL-FM and the merger agreement with Infinity, as discussed in Note 4 (a), we have warrants outstanding to ultimately purchase an aggregate of 4,500,000 shares of our Class A common stock. The following table summarizes information about these warrants which are outstanding as of September 30, 2005:

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
      In September 1999, we adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a non-employee director stock option plan (the “1999 NQ Plan”). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. These options vested immediately, and expire 10 years from the date of grant.

      A summary of the status of our stock options, as of December 31, 2004 and September 30, 2005, and changes during the nine-months ended September 30, 2005, is presented below (in thousands, except per share data):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2004	3,013	$12.28
Granted	174	9.46
Exercised	—	—
Forfeited	(383)	14.02

Outstanding at September 30, 2005	2,804	$11.87

      The following table summarizes information about stock options outstanding and exercisable at September 30, 2005 (in thousands, except per share data):

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 0 — 4.99	100	5.2	$4.81	100	$4.81
5 — 9.99	1,710	7.4	9.01	1,048	8.68
10 — 14.99	268	8.6	10.95	77	11.23
15 — 19.99	16	6.6	15.48	16	15.48
20 — 24.99	710	4.1	20.00	710	20.00

	2,804	6.6	$11.87	1,951	$12.76

      We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock option plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The per share weighted average fair value of stock options granted to employees during the three- and nine-month periods ended September 30, 2004 and 2005 was $6.63 and $7.42 and $5.05 and $5.82, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following assumptions at:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Expected life	7 years	5 years	7 years	5 years
Dividends	None	None	None	None
Risk-free interest rate	4.08%	4.18%	3.47%	4.14%
Expected volatility	76%	69%	78%	71%

      Had compensation expense for our plans been determined consistent with SFAS No. 123, our net income (loss) applicable to common stockholders and net income (loss) per common share would have been adjusted to pro forma amounts indicated below (in thousands, except per share data):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net income (loss) applicable to common stockholders:
As reported	$12,241	(35,442)	$18,372	(39,907)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,050)	(670)	(3,919)	(1,999)

Pro forma net income (loss)	$11,191	(36,112)	$14,453	(41,906)

Net income (loss) per common share:
As reported: Basic and Diluted	$0.19	(0.49)	$0.28	(0.55)

Pro forma: Basic and Diluted	$0.17	(0.50)	$0.22	(0.58)

5.	Litigation
      From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.

Hurtado Litigation
      On June 14, 2000, an action was filed in the Eleventh Judicial Circuit (the “Court”) in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us (the “Hurtado Case”). The Hurtado Case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest, which we accrued for during the quarter ended December 31, 2003. Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there was no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, we filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and our reply brief was due 20 days thereafter. The Third Circuit Court of Appeals set the matter for oral argument on April 13, 2005. Subsequently, on May 5, 2005, the Third Circuit Court of Appeals ruled that judgment should be entered in our favor. On May 19, 2005, Mr. Hurtado filed a motion for rehearing which was denied, and the mandate upon the denial of Mr. Hurtado’s motion was issued on July 29, 2005. During the nine-months ended September 30, 2005, we reversed the legal contingency accrual of $1.8 million, plus interest related to this contingency based on the denial of Mr. Hurtado’s motion. We filed a motion with the trial court requesting judgment in our favor and are currently in the process of scheduling the hearing.

Wolf, et. al., Litigation
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
      On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005 and it has since received unanimous approval from all the non-bankrupt issuers.
      On July 25, 2005, anticipating that a notice of pendency of class action would be required by Court Order in the near future and in order to facilitate the mailing of such notice, we authorized our transfer agent, First Union National Bank, to release the identities of all our transferees and record holders during the class period to the Notice Administrator, The Garden City Group, Inc. On August 31, 2005, the Court entered an Order confirming preliminary approval of the Issuers’ Settlement, with only minor modifications, setting March 24, 2006, as the deadline for submission of any objections or requests for exclusion from the Settlement, scheduling a Settlement Fairness Hearing for April 24, 2006, to determine whether the Settlement should be finally approved, and, as anticipated, requiring the Notice Administrator to provide notice of pendency of class action. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the condensed consolidated financial statements.

Amigo Broadcasting Litigation
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
      On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. The parties have exchanged some written discovery and are in the process of scheduling depositions. The case was scheduled for a jury trial on May 23, 2005. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas. A mediation between the parties was scheduled for August 22, 2005, however, this mediation has been postponed indefinitely until the parties conduct further discovery on the matter. Thus, the extent of any adverse impact on the company with respect to this matter can not be reasonably estimated at this time.

6.	New Senior Secured Credit Facilities

General
      On June 10, 2005, we entered into a first lien credit agreement with Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent (“Merrill Lynch”), Wachovia Bank, National Association, as documentation agent (“Wachovia”), Lehman Commercial Paper Inc., as administrative agent (“Lehman”) and certain other lenders (the “First Lien Credit Facility”). The First Lien Credit Facility contains a term loan in the amount of $325.0 million, payable in twenty-eight consecutive quarterly installments commencing on June 30, 2005, and continuing on the last day of each of December, March, June and September of each year thereafter, through, and including, March 31, 2012. The amount of the quarterly installment due on each such payment date is equal to 0.25% of the original principal balance of the term loan funded on June 10, 2005, which is approximately $0.8 million. Through September 30, 2005, we have made two of these principal payments, totaling $1.6 million. The term loan is due and payable on June 10, 2012. The First Lien Credit Facility also includes a revolving credit loan in an aggregate principal amount of $25.0 million. The initial scheduled maturity of the revolving credit line is June 10, 2010. We currently have not made any drawings under the revolving credit loan.
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
      On June 29, 2005, we entered into a five year interest rate swap to hedge against the potential impact of increases in interest rates on the First Lien Credit Facility. The interest rate swap fixed our LIBOR interest rate for five years at 4.23%, plus the applicable margin (2.00% as of September 30, 2005). We are accounting for our interest rate swap as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The fair market value of this swap at September 30, 2005 was an asset of $4.4 million, with an associated deferred income tax liability of $1.8 million. As we have designated this interest rate swap as a cash flow hedge, and the swap was perfectly effective during the three- and nine-months ended September 30, 2005, the net asset was recorded as a component of comprehensive income and no ineffectiveness was recognized.

8.	Redemption of 9 5/8% Senior Subordinated Notes due 2009
      On June 13, 2005, we announced that we called for redemption of all of our outstanding $335.0 million aggregate principal amount 9 5/8% senior subordinated notes due 2009 (the “9 5/8% Notes”). The aggregate redemption price of the 9 5/8% Notes, including redemption premium and accrued interest, was approximately $357.5 million, which was held in trust. On July 12, 2005 (the “Redemption Date”), we redeemed $335.0 million in the aggregate principal amount of the 9 5/8% Notes at a price of $1,048.13 per $1,000, plus accrued interest through the Redemption Date. As a result of the early extinguishment of the 9 5/8% Notes, we recognized a loss on early extinguishment of debt related to call premiums and the write-off of unamortized discount and deferred financing costs of approximately $29.4 million during the three-months ended September 30, 2005.

9.	Television Station Acquisition
      On July 12, 2005, we, through our wholly-owned subsidiary, Mega Media Holdings, Inc. (“Mega Media”), entered into an asset purchase agreement (the “Purchase Agreement”) with WDLP Broadcasting Company, LLC, a Delaware limited liability company (“WDLP”), WDLP Licensed Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of WDLP, Robin Broadcasting Company, LLC, a Delaware limited liability company (“Robin Broadcasting Company”), and Robin Licensed Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of Robin Broadcasting Company. Pursuant to the Purchase Agreement, Mega Media will acquire the assets, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television stations WDLP-TV (Channel 22), its derivative digital television station WDLP-DT (Channel 3) in Key West, Florida and WSBS-CA (Channel 50) in Miami, Florida. The purchase price is equal to $37.0 million, plus $0.3 million since the transaction did not close prior to August 31, 2005, plus expenses, plus or minus certain customary pro-rations. The transaction is expected to close in the fourth quarter of 2005; however, we cannot assure you that the transaction will close. We have paid $0.8 million during the three months ended September 30, 2005 which will be applied to the purchase price upon closing. At closing, Mega Media may pay $22.5 million of the purchase price by the delivery of a three-year promissory note guaranteed by us and secured by the assets being acquired in the transaction. The remainder of the cash due at closing of $14.0 million will be funded with cash on hand and operations. The Purchase Agreement contains customary representations, warranties, and covenants. The closing of the sale is subject to certain conditions, including FCC consent. We expect to continue to incur start-up expenses related to Mega Media.

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
      On July 6, 2005, we entered into the Second Amendment to Lease, effective as of December 1, 2004, amending our existing Lease, dated as of December 14, 2000, as amended (the “Second Amendment”) with Irradio. On July 5, 2005, we received an opinion from Merrill Lynch as to the fairness of the Second Amendment. Under the terms of the Second Amendment, the parties agreed to extend the lease term of the existing office space until April 30, 2015, expand the size of the office space and pay a total average monthly rent of approximately $131,000. The additional office space will be used for the operations of the Miami stations. We believe that the monthly rent we pay is at the market rate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are the largest Hispanic-controlled radio broadcasting company in the United States. Upon the completion of all previously announced transactions, we will own and operate 20 radio stations in markets that reach approximately 49% of the U.S. Hispanic population and one television station, which reaches 1.5 million households in the Miami-Ft. Lauderdale area. Our radio stations are located in six of the top ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our top three markets, based on net revenues, are New York, Los Angeles and Miami. A significant decline in net revenue or station operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations. As part of our operating business, we also operate LaMusica.com, a bilingual Spanish-English Internet website providing content related to Latin music, entertainment, news and culture.
      The success of each of our stations depends significantly upon its audience ratings and share of the overall advertising revenue within its market. The broadcasting industry is a highly competitive business, but some barriers to entry do exist. Each of our stations competes with both Spanish-language and English-language stations in its market, as well as with other advertising media such as newspapers, cable television, the Internet, magazines, outdoor advertising, transit advertising and direct mail marketing. Factors which are material to our competitive position include management experience, our station’s rank in its market, signal strength and frequency and audience demographics, including the nature of the Spanish-language market targeted by a particular station.
      Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our stations are able to charge, as well as the overall demand for advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the radio broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses are compensation expenses, programming expenses, professional fees and advertising and promotional expenses. Our senior management strives to control these expenses, as well as other expenses, by working closely with local station management and others, including vendors.

Comparison Analysis of the Operating Results for the Three Months Ended September 30, 2004 and 2005
      The following summary table presents a comparison of our results of operations for the three-month periods ended September 30, 2004 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	September 30,		Change

	2004	2005	$	%

	(In thousands)
Net revenue	$41,127	$43,047	1,920	5%
Engineering and programming expense	8,097	8,292	195	2%
Selling, general and administrative expense	13,637	15,683	2,046	15%
Corporate expenses	2,943	3,154	211	7%
Depreciation and amortization	798	867	69	9%

Operating income from continuing operations	15,652	15,051	(601)	(4)%
Interest expense, net	(10,437)	(8,021)	(2,416)	(23)%
Loss on early extinguishment of debt	—	(29,443)	29,443	100%
Other income (expense), net	14	(8)	(22)	(157)%
Income tax expense	8,462	10,618	2,156	25%
Income on discontinued operations, net of taxes	17,638	3	(17,635)	(100)%

Net income (loss)	$14,405	$(33,036)	(47,441)	(329)%

      Net Revenue. The increase in net revenue was due partially to our start-up station in San Francisco, KRZZ-FM, which generated net revenues of approximately $1.3 million for the current quarter. In addition, we had increases in our Puerto Rico market, mainly from promotional events, and our New York market, primarily from local revenue.
      Engineering and Programming Expenses. The increase in engineering and programming expenses was mainly caused by our start-up station in San Francisco, KRZZ-FM, totaling $0.3 million and our new television project, totaling $0.3 million. These expenses were offset by a decrease in compensation and benefits.
      Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was mainly caused by (a) related expenses of our new start-up station in San Francisco, KRZZ-FM, totaling $0.7 million and our new television project, totaling $0.6 million, (b) professional fees related mostly to our compliance with the Sarbanes-Oxley Act of 2002, (c) building expense related to a new lease for our Miami stations’ facilities and (d) the provision for doubtful accounts receivable. These expenses were offset by a decrease in cash advertising.
      Corporate Expenses. The increase in corporate expenses was mainly caused by an increase in employee compensation and benefits and legal and professional fees.
      Operating Income from Continuing Operations. The decrease in operating income from continuing operations was primarily attributed to the increases in engineering and programming, selling, general and administrative expenses and corporate expenses, partially offset by the increase in net revenue.
      Interest Expense, Net. The decrease in interest expense, net, was primarily due to lower interest expense incurred on the Credit Facilities that were entered into on June 10, 2005 versus interest expense incurred on our prior debt structure. In addition, interest expense, net, decreased due to an increase in interest income resulting from a general increase in interest rates on our cash balances.

      Loss on early extinguishment of debt. The loss on early extinguishment of debt was due to call premiums paid and the write-off of unamortized discount and deferred financing costs related to the redemption of the 9 5/8% senior subordinated notes, due 2009, on July 12, 2005.
      Income Taxes. The increase in income tax expense was due primarily to an increase in income from continuing operations before income taxes and discontinued operations, excluding the loss on early extinguishment of debt. Our effective book tax rate has been impacted by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by a full valuation allowance on our deferred tax assets. We expect that total income tax expense for the full year to be approximately $17.0 million, which is comprised primarily of deferred income tax expense.
      Discontinued Operations, Net of Taxes. The decrease in discontinued operations, net of taxes, was mainly attributable to the $17.0 million gain recognized in the prior year’s quarter on the sale of our San Francisco station, KPTI-FM, net of closing costs and taxes.
      Net Income. The decrease in net income was primarily due to the loss on early extinguishment of debt, the increase in income taxes, and the decrease in income from discontinued operations, offset by a decrease in interest expense, net.
Comparison Analysis of the Operating Results for the Nine Months Ended September 30, 2004 and 2005
      The following summary table presents a comparison of our results of operations for the nine-month periods ended September 30, 2004 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine Months Ended
	September 30,		Change

	2004	2005	$	%

	(In thousands)
Net revenue	$110,651	$122,961	12,310	11%
Engineering and programming expense	23,046	24,609	1,563	7%
Selling, general and administrative expense	39,256	47,859	8,603	22%
Corporate expenses	9,170	10,588	1,418	15%
Depreciation and amortization	2,443	2,521	78	3%

Operating income from continuing operations	36,736	37,384	648	2%
Interest expense, net	(30,875)	(28,837)	(2,038)	(7)%
Loss on early extinguishment of debt	—	(32,597)	32,597	100%
Other income, net	270	1,792	1,522	564%
Income tax expense	9,960	10,618	658	7%
Income (loss) on discontinued operations, net	28,527	—	(28,527)	(100)%

Net income (loss)	$24,698	$(32,876)	(57,574)	(233)%

      Net Revenue. The increase in net revenue was mainly due to the double-digit growth in our New York and Los Angeles markets primarily from local and barter revenue. In addition, our new start-up station in San Francisco, KRZZ-FM, generated net revenues of approximately $3.3 million for the current nine-months.
      Engineering and Programming Expenses. The increase in engineering and programming expenses was mainly caused by expenses of our start-up station in San Francisco, KRZZ-FM, totaling $1.1 million and our new television project, totaling $0.3 million. These expenses were offset by a decrease in compensation and benefits.

      Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was mainly caused by: (a) expenses of our new start-up station in San Francisco, KRZZ-FM, totaling $3.8 million and our new television project, totaling $0.6 million; (b) barter expense due to related marketing costs; (c) professional fees related to our compliance with the Sarbanes-Oxley Act of 2002; (d) promotional events expenses; (e) building expense related to a new lease for our Miami stations facilities; and, (f) local commissions due to the increase in net revenue. These expenses were offset by a decrease in cash advertising.
      Corporate Expenses. The increase in corporate expenses was mainly caused by an increase in employee compensation and benefits and legal and professional fees.
      Operating Income from Continuing Operations. The increase in operating income from continuing operations was primarily attributed to the increase in net revenues, offset by increases in engineering and programming, selling, general and administrative expenses and corporate expenses.
      Interest Expense, Net. The decrease in interest expense, net, was primarily due to lower interest expense incurred on the Credit Facilities that were entered into on June 10, 2005 versus interest expense incurred on our prior debt structure. In addition, interest expense, net, decreased due to an increase in interest income resulting from a general increase in interest rates on our cash balances.
      Loss on early extinguishment of debt. The loss on early extinguishment of debt was due to (a) call premiums paid and the write-off of unamortized discount and deferred financing costs related to the redemption of the 9 5/8% senior subordinated notes, due 2009, on July 12, 2005 and (b) the write-off of deferred financing costs related to the pay-down of the $135.0 million senior secured credit facility term loan due 2009, on June 10, 2005.
      Other Income, net. The increase in other income, net, was due to the reversal of the legal judgment upon appeal, in the Hurtado Case, that was expensed in a prior period.
      Income Taxes. The increase in income tax expense was due primarily to an increase in income from continuing operations before income taxes and discontinued operations, excluding the loss on early extinguishment of debt. Our effective book tax rate has been impacted by the adoption of SFAS No. 142. As a result of adopting SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by a full valuation allowance on our deferred tax assets. We expect total income tax expense for the full year to be approximately $17.0 million, which is comprised primarily by deferred income tax expense.
      Discontinued Operations, Net of Taxes. The decrease in discontinued operations, net of taxes, was primarily attributable to (a) the $11.6 million gain recognized in the prior year on the sale of our San Antonio stations, KLEY-FM and KSAH-AM, net of closing costs and taxes, and (b) the $17.0 million gain recognized in the prior year on the sale of our San Francisco station, KPTI-FM, net of closing costs and taxes.
      Net Income. The decrease in net income was primarily due to the loss on early extinguishment of debt, increase in income taxes, decrease in income from discontinued operations, offset by an decrease in interest expense, net.
Liquidity and Capital Resources
      Our primary sources of liquidity are cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under our $25.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designations governing our preferred stock and the credit agreements governing our Credit Facilities. Additionally, our certificates of designations and credit agreements each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $132.0 million and $100.9 million as of December 31, 2004, and September 30, 2005, respectively.

      The following summary table presents a comparison of our capital resources for the nine-month periods ended September 30, 2004 and 2005, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine Months Ended
	September 30,		Change

	2004	2005	$

	(In thousands)
Capital expenditures	$2,318	$2,590	272

Net cash flows provided by operating activities	$12,222	$1,219	(11,003)
Net cash flows provided by investing activities	49,372	31,660	(17,712)
Net cash flows used in financing activities	(1,194)	(64,010)	(62,816)

Net increase (decrease) in cash and cash equivalents	$60,400	$(31,131)

      Net Cash Flows Provided by Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the increase in cash received from customers, offset mainly by an increase in cash paid to vendors and for interest and the reversal of the legal judgment upon appeal, in the Hurtado Litigation.
      Net Cash Flows Provided by Investing Activities. Changes in our net cash flows from investing activities were primarily a result of (a) deposits totaling $35.0 million received for the pending sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by capital expenditures for 2005 and (b) proceeds of $51.9 million we received in 2004 for the sale of San Antonio stations KLEY-FM and KSAH-AM, and San Francisco station, KPTI-FM, offset by capital expenditures.
      Net Cash Flows Used In Financing Activities. Changes in our net cash flows from financing activities were primarily a result of the 2005 refinancing, which (a) paid-down the $135.0 million senior secured credit facility term loan due 2009, (b) redeemed the 9 5/8% senior subordinated notes due 2009 and (c) incurred additional financing costs. Offsetting these outflows were the inflows from the Credit Facilities.
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
      On June 29, 2005, we entered into a five year interest rate swap to hedge against the potential impact of increases in interest rates on the First Lien Credit Facility. The interest rate swap fixed our LIBOR interest rate for five years at 4.23%, plus the applicable margin (2.00% as of September 30, 2005). We are accounting for our interest rate swap as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The fair market value of this swap at September 30, 2005, was an asset of $4.4 million, with an associated deferred income tax liability of $1.8 million. As we have designated this interest rate swap as a cash flow hedge, and the swap was perfectly effective during the three- and nine-months ended September 30, 2005, the net asset was recorded as a component of comprehensive income and no ineffectiveness was recognized.
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
      On March 30, 2005, we entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from March 31, 2005, to the later date of July 31, 2005, or five days following the grant of the FCC Final Order. On July 29, 2005, we entered into a second amendment to the asset purchase agreement with Styles Media Group. In connection with this second amendment, Styles Media Group made an additional $15.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from July 31, 2005, to the date that is designated by Styles Media Group, but no later than January 31, 2006. In addition, Styles Media Group will make an additional $20.0 million non-refundable deposit to the purchase price two days following the grant of the FCC license renewals which we expect to occur in the fourth quarter of 2005. Although we expect the LA Asset Sale to be completed, there can be no assurance that such sale will be completed.
      On August 17, 2004, through our wholly-owned subsidiary, Spanish Broadcasting System SouthWest, Inc., we entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement will terminate upon the closing under, or termination of, the asset purchase agreement.
      We determined that, since we were not eliminating all significant revenues and expenses generated in this market, the pending LA Asset Sale did not meet the criteria to classify the stations’ operations as discontinued operations. However, we reclassified the stations’ assets as assets held for sale. On September 30, 2005, we had assets held for sale consisting of $63.9 million of intangible assets and $1.2 million of property and equipment, net, for radio stations KZAB-FM and KZBA-FM.
      KZAB-FM and KZBA-FM generated net revenues of $1.0 million and $0.6 million and generated station operating income of $0.6 million and $0.4 million for the quarters ended September 30, 2004 and 2005, respectively. KZAB-FM and KZBA-FM generated net revenues of $3.5 million and $1.7 million and generated station operating income of $1.7 million and $1.3 million for the nine month periods ended September 30, 2004 and 2005, respectively. For the three- and nine-months ended September 30, 2005, net revenue and station operating income were mainly generated by the funds received related to the stations’ time brokerage agreement.
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
      On July 12, 2005, we, through our wholly-owned subsidiary, Mega Media Holdings, Inc. (“Mega Media”), entered into an asset purchase agreement (the “Purchase Agreement”) with WDLP Broadcasting Company, LLC, a Delaware limited liability company (“WDLP”), WDLP Licensed Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of WDLP, Robin Broadcasting Company, LLC, a Delaware limited liability company (“Robin Broadcasting Company”), and Robin Licensed Subsidiary, LLC, a Delaware limited liability company and a wholly owned subsidiary of Robin Broadcasting Company. Pursuant to the Purchase Agreement, Mega Media will acquire the assets, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television stations WDLP-TV (Channel 22), its derivative digital television station WDLP-DT (Channel 3) in Key West, Florida and WSBS-CA (Channel 50) in Miami, Florida. The purchase price is equal to $37.0 million, plus $0.3 million since the transaction did not close prior to August 31, 2005, plus expenses, plus or minus certain customary pro-rations. The transaction is expected to close in the fourth quarter of 2005; however, we cannot assure you that the transaction will close. We have paid $0.8 million during the three months ended September 30, 2005, which will be applied to the purchase price upon closing. At closing, Mega Media may pay $22.5 million of the purchase price by the delivery of a three-year promissory note guaranteed by us and secured by the assets being acquired in the transaction. The remainder of the cash due at closing of $14.0 million will be funded with cash on hand and operations. The Purchase Agreement contains customary representations, warranties, and covenants. The closing of the sale is subject to certain conditions, including FCC consent. We expect to continue to incur start-up expenses related to Mega Media. For the fourth quarter ending December 31, 2005, we expect start-up expenses for the anticipated launch of the TV station to total approximately $3.5 million.
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
      During 2005, we have entered into various contractual obligations. Therefore, we have revised our contractual obligations table from what was previously disclosed in our 2004 Annual Report on Form 10-K. The following table summarizes our principal and interest contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows for the remainder of 2005 and future periods ($ in thousands):

		As of	For the Year Ended
		September 30,
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010	Thereafter

Recorded obligations:
Senior secured credit facility term loan due 2012(a)	$458,672	5,850	22,418	22,223	22,029	21,835	23,941	340,376
Senior secured credit facility term loan due 2013(b)	103,693	2,005	101,688	—	—	—	—	—
Other long-term debt(c)	717	27	108	108	108	108	108	150
10 3/4% Series B cumulative exchangeable redeemable preferred stock(d)	78,149	2,417	9,668	9,668	9,668	9,668	9,668	27,392

	$641,231	10,299	133,882	31,999	31,805	31,611	33,717	367,918

Unrecorded obligations:
Operating leases(e)	37,023	976	5,513	3,542	3,470	2,943	3,147	17,432
Employment agreements(f)	37,292	3,776	13,705	10,459	7,418	1,498	438	—

	$74,315	4,752	19,218	14,001	10,888	4,441	3,585	17,432

Total obligations	$715,546	15,051	153,100	46,000	42,693	36,052	37,302	385,350

(a)	Our senior secured credit facility term loan due 2012 is a variable-rate debt instrument, but we entered into an interest rate swap to hedge (fix) our interest rate for five years. See Notes 6 and 7 to our unaudited condensed consolidated financial statements for additional information. For the purpose of calculating our contractual obligations, we assumed an interest rate of approximately 7.48% after the five year interest rate swap terminates.

(b)	Our senior secured credit facility term loan due 2013 is a variable-rate debt instrument. The net cash proceeds received from the sale of our Los Angeles (KZAB-FM and KZBA-FM) radio stations, when and if completed, will be used to repay our borrowings under this credit facility. Therefore, we reclassified the Credit Facilities balance from long-term debt to current debt. For the purpose of calculating our contractual obligations, we assumed that the senior secured credit facility will be paid-down on January 31, 2006, and an interest rate of approximately 8.02%.

(c)	Other long-term debt relates to a capital lease.

(d)	Our Series B preferred stock has no specified maturity. However, holders of the preferred stock may exercise an option on October 15, 2013, to require us to redeem all or a portion of their preferred stock. The holders of shares of Series B preferred stock are entitled to receive cumulative dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share. All dividends are cumulative from the date of issuance of the Series B preferred stock and are payable quarterly in arrears on October 15, January 15, April 15 and July 15 of each year. On or before October 15, 2008, we, at our option, may pay dividends in cash or in additional fully paid and non-assessable shares of Series B preferred stock (including fractional shares or, at our option, cash in lieu of fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. After October 15, 2008, dividends may be paid only in cash, which are included in this contractual obligation table. Our ability to pay cash dividends is subject to the terms of our credit facilities.

The dividend due October 15, 2005, was the first preferred stock dividend paid in cash. For the purpose of calculating our contractual obligations we assumed that the Series B preferred stock will pay dividends in cash going forward as of September 30, 2005.

(e)	Included in our non-cancelable operating lease obligations are minimum lease payments for office space and facilities and certain equipment.

(f)	We are committed to employment contracts for certain executives, on-air talent, managers and others expiring through 2010.

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
      In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets” (SFAS No. 153), replaces Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29), exception for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring on or after January 1, 2006.
Disclosure Regarding Forward-Looking Statements
      This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. Factors that could cause actual results to differ from those expressed in forward-looking statements include, but are not limited to:

•	Our substantial amount of debt could adversely affect our financial health;

•	We will require a significant amount of cash to service our debt and to make cash dividend payments under our Series B preferred stock;

•	Our ability to generate cash depends on many factors, some of which are beyond our control;

•	We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by our Series B preferred stock and the indenture that would govern our 10 3/4% subordinated exchange notes due 2013, if issued;

•	Any acceleration of our debt or event of default would harm our business and financial condition;

•	Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt, which, if increased, could further intensify the risks associated with our substantial leverage;

•	The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests;

•	The terms of our debt and our preferred stock impose or will impose restrictions on us that may adversely affect our business;

•	We may not complete the proposed sale of our Los Angeles stations;

•	We may not complete the proposed purchase of WDLP-TV (Channel 22) and WDLP-DT (Channel 3), in Key West, Florida, and WSBS-CA (Channel 50) in Miami, Florida.

•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital and the market price of our common stock may be adversely affected;

•	Our operating results could be adversely affected by a national or regional recession;

•	A large portion of our net revenue and station operating income currently comes from our New York, Los Angeles and Miami markets;

•	Loss of any key personnel could adversely affect our business;

•	Our growth depends on successfully executing our acquisition strategy;

•	We are a holding company and depend entirely upon cash flow from our subsidiaries to meet our obligations;

•	Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale;

•	We compete for advertising revenue with other radio groups as well as television and other media companies, many of which have greater resources than we do;

•	Cancellations or reductions in advertising could adversely affect our net revenues;

•	The FCC has begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business;

•	We may face regulatory review for additional acquisitions and divestitures in our existing markets and, potentially, acquisitions in new markets;

•	Any failure by us to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements and could have a material adverse effect on our business and the price of our Class A common stock;

•	We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive;

•	Our business depends on maintaining our FCC licenses. We cannot assure you that we will be able to maintain these licenses;

•	The market price of our shares of Class A common stock may fluctuate significantly; and

•	Current or future sales by existing stockholders could depress the market price of our Class A common stock.
      Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We believe that inflation has not had a material impact on our results of operations for the nine-month periods ended September 30, 2004 and 2005, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.
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
      As of September 30, 2005, all of our debt, other than our $100.0 million senior secured credit facility term loan due 2013, had fixed interest rates. If variable interest rates average 10% higher in 2005 than they did during 2004, our variable interest expense would increase by approximately $0.8 million, compared to a variable annualized estimated $7.7 million for 2004 measured as of December 31, 2004. If interest rates average 10% lower in 2005 than they did during 2004, our interest income from cash and investment balances would decrease by approximately $0.1 million, compared to $0.8 million for 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2004.
      As part of our efforts to mitigate interest rate risk, on June 29, 2005, we entered into a five year interest rate swap agreement that hedged (fixed) the interest rate, based on LIBOR, on our current Eurodollar rate of our $325.0 million senior secured credit facility term loan due 2012 at an interest rate for five years at 4.23%, plus the applicable margin (2.00% as of September 30, 2005). This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. As a result, we believe that interest rate risk is not material to our consolidated financial position or results of operations.

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
      Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.
     Hurtado Litigation
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
      Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there was no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, we filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and our reply brief was due 20 days thereafter. The Third Circuit Court of Appeals set the matter for oral argument on April 13, 2005. Subsequently, on May 5, 2005, the Third Circuit Court of Appeals ruled that judgment should be entered in our favor. On May 19, 2005, Mr. Hurtado filed a motion for rehearing which was denied, and the mandate upon the denial of Mr. Hurtado’s motion was issued on July 29, 2005. During the nine-months ended September 30, 2005, we reversed the legal contingency accrual of $1.8 million, plus interest related to this contingency based on the denial of Mr. Hurtado’s motion. We filed a motion with the trial court requesting judgment in our favor and are currently in the process of scheduling the hearing.
     Wolf, et. al., Litigation
      On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the “Southern District of New York”) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them.
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
      On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and

Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005 and it has since received unanimous approval from all the non-bankrupt issuers.
      On July 25, 2005, anticipating that a notice of pendency of class action would be required by Court Order in the near future and in order to facilitate the mailing of such notice, we authorized our transfer agent, First Union National Bank, to release the identities of all our transferees and record holders during the class period to the Notice Administrator, The Garden City Group, Inc. On August 31, 2005, the Court entered an Order confirming preliminary approval of the Issuers’ Settlement, with only minor modifications, setting March 24, 2006 as the deadline for submission of any objections or requests for exclusion from the Settlement, scheduling a Settlement Fairness Hearing for April 24, 2006 to determine whether the Settlement should be finally approved, and, as anticipated, requiring the Notice Administrator to provide notice of pendency of class action. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements.
     Amigo Broadcasting Litigation
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
      On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. The parties have exchanged some written discovery and are in the process of scheduling depositions. The case was scheduled for a jury trial on May 23, 2005. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas. A mediation between the parties was scheduled for August 22, 2005, however, this mediation has been postponed indefinitely until the parties conduct further discovery on the matter. Thus, the extent of any adverse impact on the company with respect to this matter can not be reasonably estimated at this time.

Item 6.	Exhibits
      (a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated May 10, 2005).

3.4	—	Certificate of Elimination of 14 1 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003, Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003, Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994, among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”)).

4.5	—	First Supplemental Indenture dated as of March 25, 1996, to the Indenture dated as of June 29, 1994, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997, to the Indenture dated as of June 29, 1994, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999, to the Indenture dated as of June 29, 1994, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”)).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2005).

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 9, 2005

      (a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated May 10, 2005).

3.4	—	Certificate of Elimination of 14 1 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003, Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003, Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994, among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”)).

4.5	—	First Supplemental Indenture dated as of March 25, 1996, to the Indenture dated as of June 29, 1994, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997, to the Indenture dated as of June 29, 1994, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999, to the Indenture dated as of June 29, 1994, among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”)).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2005).

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.