Form 10-K
period 2005-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2006-03-16
CIK 927720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange
Title of each class	on which registered

Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, par value $.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐     Accelerated filer ☑  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 40,277,805 shares of Class A common stock, par value $.0001 per share, and 24,503,500 shares of Class B common stock, par value $.0001 per share, outstanding. As of June 30, 2005, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $402.1 million and the aggregate market value of the Class B common stock held by non-affiliates of the registrant was approximately $10.2 million. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the Nasdaq National Market System on June 30, 2005 of $9.99 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 13, 2006, 40,277,805 shares of Class A common stock, par value $.0001 per share, 24,503,500 shares of Class B common stock, par value $.0001 per share and 380,000 shares of Series C convertible preferred stock, $.002 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference: None

i

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business

All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this report mean Spanish Broadcasting System, Inc., a Delaware corporation, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, mean our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation. Our executive offices are located at 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133, our telephone number is (305) 441-6901, and our corporate website is www.spanishbroadcasting.com.

We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and operate 20 radio stations in markets that reach approximately 49% of the U.S. Hispanic population, and two television stations, which are expected to reach approximately 1.5 million households in the South Florida market. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “Mega TV”, serving the South Florida market. We also occasionally produce live concerts and events throughout the United States and Puerto Rico. In addition, we operate LaMusica.com, a bilingual Spanish-English website providing content related to Latin music, entertainment, news and culture.

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

Business Strategy

We focus on maximizing the revenue and profitability of our broadcast portfolio by strengthening the performance of our existing broadcast stations and making additional strategic media acquisitions in both our existing markets and in other U.S. markets that have a significant Hispanic population. We also focus on long-term growth by investing in advertising, programming research and on-air talent.

Our growth strategy includes evaluating strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We generally consider acquisitions of broadcast stations in markets where we can maximize our revenue through aggressive sales and programming efforts directed at U.S. Hispanic and general market advertisers. These acquisitions may include broadcast stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted and programmed.

Additionally, from time to time we explore investment opportunities in related media outlets targeting the U.S. Hispanic market.

Market Opportunity

We believe that our focus on formats targeting U.S. Hispanic audiences in the largest Hispanic media markets, together with our skill in programming and marketing to these audiences, provide us with significant opportunity for the following reasons:

•	Hispanic Population Growth. The U.S. Hispanic population is the largest ethnic minority group and the fastest growing consumer market and demographic group of the U.S. population. Between 1990 and 2003, the Hispanic population growth surged by 78%, more than four times faster than the national growth rate. The Hispanic population has grown 13% since 2000, accounting for nearly half the population increase in the U.S.

•	Hispanic Buying Power. The U.S. Hispanic population accounted for an estimated buying power of $736.0 million in 2005 and Hispanic buying power is growing at nearly twice the annual rate of non-Hispanic buying power. Hispanic buying power is expected to increase by 47.7% to $1.09 billion by 2010, positioning the Hispanic demographic as an extremely attractive group for advertisers.

•	Growth in Spanish Language Advertising Spending. In 2004, advertisers spent an estimated $3.1 billion on Spanish-language media advertising, compared to $2.8 billion in 2003, representing an 11% increase from the previous year.

The above market opportunity information is based on data provided by Synovate — 2004 U.S. Hispanic Market Report, The Multicultural Economy 2005, The Selig Center for Economic Growth, University of Georgia, July 2005 and the HispanTelligence, The U.S. Hispanic Economy Transition: Facts, Figures, and Trends, 2005.

Operating Strategy

Our operating strategy focuses on maximizing our broadcast stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow while minimizing operating expenses. To achieve these goals, we focus on the following:

Format high quality programming.  We format the programming of each of our broadcast stations to capture a significant share of the Spanish-language audience. We use market research, including third-party consultants, in-house research, periodic music testing and focus groups, to assess audience preferences among the diverse groups in the Hispanic population in each broadcast station’s target demographic audience. We then refine our programming to reflect the results of this research and testing. Because the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin and each with its own cultural and heritage, we strive to become very familiar with the tastes and preferences of each of the various Hispanic ethnic groups, and we customize our broadcast programming accordingly.

Attract and retain strong local management teams.  We employ local management teams in each of our markets that are responsible for the day to day operations of our broadcast stations. The teams typically consist of a general manager, a general sales manager and a programming director. Broadcast stations are staffed with managers who have experience in and knowledge of the local market and/or the local Hispanic market because of the cultural diversity of the Hispanic population from market to market in the United States. We believe this approach improves our flexibility and responsiveness to changing conditions in each of the media markets we serve.

Utilize focused sales efforts.  To capture market share, our sales force focuses on converting audience share into rate and revenue increases. We strategically hire sales professionals who are experts at Hispanic and general market advertising. We also value knowledgeable account managers skilled at dealing directly with clients in the local market. The Spanish-language consumer market is uniquely positioned for national campaigns, regional marketing plans and local promotions in our diverse markets. We believe that our focused sales efforts are working to increase media spending targeted at the Hispanic consumer market and will enable us to continue to achieve rate and revenue growth, and to narrow the gap between the level of advertising currently targeted towards U.S. Hispanics and the actual and potential buying power of their communities.

Control broadcast station operating costs.  We employ a disciplined approach to operating our broadcast stations. We emphasize the control of each radio station’s operating costs through detailed budgeting, tight control over staffing levels and constant expense analysis. While local management is responsible for the day to day operation of each broadcast station, corporate management is responsible for long-term and strategic planning, establishing policies and procedures, maximizing cost savings through centralized control where appropriate, allocating corporate resources and maintaining overall control of our broadcast stations.

Effective use of promotions and special events.  We rely on our expertise in marketing to the Hispanic consumer in each of the media markets in which we operate to maximize our share of advertising revenue. We believe that our on-air talent combined with effective promotional efforts play a significant role in both adding new listeners and viewers and increasing listener and viewer loyalty. We organize special promotional appearances, such as station van appearances at client events, concerts and tie-ins to special events, which form an important part of our marketing strategy. Many of these events build advertiser loyalty because they enable us to offer advertisers an additional method of reaching the Hispanic consumer. In some instances, these events are co-sponsored by local television stations, newspapers, promoters and advertisers, allowing our mutual advertisers to reach a larger combined Hispanic audience.

Maintain strong community involvement.  We have been, and will continue to be, actively involved in the local communities that we serve. Our broadcast stations participate in numerous community programs, fund-raisers and activities benefiting the local community and Hispanics abroad. Examples of our community involvement include free public service announcements, free equal-opportunity employment announcements, tours and discussions held by station personalities with school and community groups designed to deter drug and gang involvement, free concerts and events designed to promote family values within the local Hispanic communities, charitable contributions to organizations which benefit the Hispanic community, and extended coverage, when necessary, of significant events which have an impact on the U.S. Hispanic population. Our broadcast stations and members of our management have received numerous community service awards and acknowledgments from governmental entities and community and philanthropic organizations for their service. We believe that this involvement helps build and maintain broadcast station awareness and loyalty.

Expand branded content across multiple media platforms.  We have found that our brands and the content that we have developed are well-positioned for expansion on other media outlets. As part of our long-term strategy, it is essential that we find ways to monetize our content and investments across multiple platforms such as the Internet, television and other new media alternatives, such as personal music and video recording devices, cellular telephones and other new media technology. Since our content is unique to our brands and talent, expansion allows us to enter into other advertising and sponsorship revenue. As part of this strategy, we have taken an active role in redesigning our website, www.lamusica.com, which we re-launched on March 1, 2006 to coincide with the launch of our new television operation, Mega TV (see below). In addition, our key radio programs, on-air personalities and brands are being developed for downloadable video, ring-tone and interactive content use. We are also developing content from our production of musical events to create opportunities to sell, market and distribute through our website and other media.

Recent Developments

Acquisition of Television Stations

On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and WDLP Licensing, Inc. (“Mega-Sub,” and together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the Federal Communications Commission (the “FCC”) used in or related to the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, as previously amended on September 19, 2005,

October 19, 2005 and January 6, 2006 with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC. WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “Mega TV”, serving the South Florida market. Mega TV debuted on the air on March 1, 2006.

In connection with the closing, Mega Media paid an aggregate purchase price equal to $37.6 million, consisting of (i) cash in the amount of $17.0 million, (ii) a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million, which we guarantee and is secured by the assets acquired in the transaction, (iii) deposits of $0.5 million and $1.0 million made on July 13, 2005 and January 6, 2006, respectively, and (iv) two extension payments of $0.3 million made on September 1, 2005 and January 6, 2006, respectively, in consideration for the extension of the closing date.

Sale of Los Angeles Stations

On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC, a Florida limited liability company (“Styles Media Group”), pursuant to that certain asset purchase agreement, dated as of August 17, 2004, by and among Styles Media Group, LLC, Spanish Broadcasting System SouthWest, Inc., one of our subsidiaries, and us.

In connection with the closing of the LA Asset Sale, Styles Media Group paid a cash purchase price of $120.0 million, consisting of $65.0 million paid at closing and $55.0 million previously paid to us as non-refundable deposits. As a result of the LA Asset Sale, we will recognize a gain on the sale of assets, net of disposal costs, of approximately $57.0 million during the three months ended March 31, 2006.

Previously, on August 17, 2004, Spanish Broadcasting System SouthWest, Inc. also entered into a time brokerage agreement with Styles Media Group, pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. The time brokerage agreement was terminated upon the closing under, and termination of, the asset purchase agreement.

Under the terms of the original asset purchase agreement, at signing, Styles Media Group made a non-refundable $6.0 million deposit on the purchase price. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, 2005 by releasing the $6.0 million deposit from escrow to us. On March 30, 2005, we entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from March 31, 2005, to the later date of July 31, 2005 or five days following the grant of the FCC Final Order. On July 29, 2005, we entered into a second amendment to the asset purchase agreement with Styles Media Group. In connection with this second amendment, Styles Media Group made an additional $15.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from July 31, 2005, to the date that is designated by Styles Media Group, but no later than January 31, 2006. On December 22, 2005, Styles Media Group made an additional $20.0 million non-refundable deposit towards the purchase price two days following the grant of the FCC license renewals.

Termination of Second Lien Credit Facility

On February 17, 2006, we repaid and terminated our second lien credit facility, dated as of June 10, 2005, among us, Merrill Lynch Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc., and certain other lenders (the “Second Lien Credit Facility”). We used approximately $101.0 million of the net cash proceeds from the LA Asset Sale to pay the full amount owed under the Second Lien Credit Facility. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we will recognize a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the three-months ended March 31, 2006.

Operating Segments

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television.

Radio Overview

We operate stations in some of the top Hispanic radio markets in the United States, including Puerto Rico. We own radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco.

The following table sets forth certain statistical and demographic information relating to our radio markets:

Our Markets

			Estimated		2005 Total
		Estimated	% of Total	Estimated	Estimated
		Hispanic	Hispanic	% of Total	Market Radio	Number of
Hispanic		Population	Population in	U.S. Hispanic	Revenue	Stations
Market Rank	Hispanic Market	(000)(a)	Market(a)	Population(a)	($mm)(b)	We Operate

1	Los Angeles	7,811	45%	18%	$1,097	2
2	New York	4,316	21%	10%	840	2
3	Puerto Rico	3,912	98%	9%	111	11
4	Chicago	1,838	19%	4%	587	1
5	Miami	1,837	43%	4%	286	3
8	San Francisco	1,492	21%	3%	442	1

Total for our markets		21,206	33%	49%	$3,363	20

(a)	Sources: Synovate, 2004 U.S. Hispanic Market Report; U.S. Census Bureau Population Estimates for Puerto Rico, July 2005; U.S. Census Bureau, Census 2000.

(b)	Source: BIA Financial Network Inc.’s Investing in Radio, 2006 Market Report.

Radio Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Financial Network, Inc.’s Investing in Radio, 2006 Market Report, Synovate — 2004 U.S. Hispanic Market Report, the U.S. Census Bureau Population Estimates for Puerto Rico — 2005 and the U.S. Census Bureau, Census 2000.

Los Angeles

The Los Angeles market is the largest radio market in terms of advertising revenue which was projected to be approximately $1.1 billion in 2005. In 2004, the Los Angeles market had the largest U.S. Hispanic population with approximately 7.8 million Hispanics, which is approximately 44.5% of the Los Angeles market’s total population. The Los Angeles market experienced an annual radio revenue growth of 5.9% between 1999 and 2004. Radio revenue in the Los Angeles market is expected to grow at an annual rate of 4.2% between 2004 and 2009.

New York

The New York market is the second largest radio market in terms of advertising revenue which was projected to be approximately $840.1 million in 2005. In 2004, the New York market had the second largest U.S. Hispanic population, with approximately 4.3 million Hispanics, which is approximately 20.5% of the New York market’s total population. We believe that we own the strongest franchise in our target demographic group, with two of the four FM Spanish-language radio stations in the New York market, WSKQ-FM and WPAT-FM. The New York market experienced an annual radio revenue growth of 2.7% between 1999 and 2004. Radio revenue in the New York market is expected to grow at an annual rate of 3.1% between 2004 and 2009.

Puerto Rico

The Puerto Rico market is the thirty-first largest radio market in terms of advertising revenue which was projected to be approximately $111.2 million in 2005. In 2004, the Puerto Rico market had the third largest U.S. Hispanic population, with approximately 3.9 million Hispanics, which is estimated to be approximately 98.0% of the Puerto Rico market’s total population. The Puerto Rico market experienced an annual radio revenue growth of 6.1% between 1999 and 2004. Radio revenue in the Puerto Rico market is expected to grow at an annual rate of 4.5% between 2004 and 2009.

Chicago

The Chicago market is the third largest radio market in terms of advertising revenue which was projected to be approximately $587.3 million in 2005. In 2004, the Chicago market had the fourth largest U.S. Hispanic population, with approximately 1.8 million Hispanics, which is approximately 19.0% of the Chicago market’s total population. The Chicago market experienced an annual radio revenue growth of 1.7% between 1999 and 2004. Radio revenue in the Chicago market is expected to grow at an annual rate of 3.2% between 2004 and 2009.

Miami

The Miami market is the eleventh largest radio market in terms of advertising revenue which was projected to be approximately $286.3 million in 2005. In 2004, the Miami market had the fifth largest U.S. Hispanic population, with approximately 1.8 million Hispanics, which is approximately 43.1% of the Miami market’s total population. The Miami market experienced an annual radio revenue growth of 3.3% between 1999 and 2004. Radio revenue in the Miami market is expected to grow at an annual rate of 3.3% between 2004 and 2009.

San Francisco

The San Francisco market is the fourth largest radio market in terms of advertising revenue which was projected to be approximately $442.4 million in 2005. In 2004, the San Francisco market had the eighth largest U.S. Hispanic population, with approximately 1.5 million Hispanics, which is approximately 21.3% of the San Francisco market’s total population. The San Francisco market experienced an annual radio revenue decrease of 2.0% between 1999 and 2004. Radio revenue in the San Francisco market is expected to grow at an annual rate of 4.0% between 2004 and 2009.

Radio Station Programming

We format the programming of each of our radio stations to capture a substantial share of the U.S. Hispanic audience in its respective market. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin and each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to become very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. We have in-house research departments located in Miami and Los Angeles, which conduct extensive radio market research on a daily, weekly, monthly and annual basis. By employing listener study groups and telephone surveys modeled after Arbitron® written survey methodology, we are able to assess listener preferences, track trends and gauge our success on a daily basis, well before Arbitron® quarterly results are published. In this manner, we can respond immediately, if necessary, to any changing preferences of listeners and/or trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.

•	Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata and reggaeton music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic. Reggaeton is a modern rhythmic dance genre that incorporates certain elements of hip-hop music.

•	Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, norteña, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Norteña means northern, and is representative of Northern Mexico. Featuring an accordion, norteña has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinalóa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music.

•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin and English classics mainly from the 1960’s, 1970’s and 1980’s.

•	American Top 40. The American Top 40 format consists of the most popular current chart hits.

•	Hurban. The Hispanic Urban (“Hurban”) format consists of “reggaeton”, which is dance music that originated in Panama and Puerto Rico more than a decade ago, has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop. Currently, Puerto Rico is producing the biggest reggaeton hits.

The following table lists the programming formats of our stations and the target demographic group of each station.

Target Buying
Demographic
Market	FM Station	Format	Group by Age

Los Angeles	KLAX	Regional Mexican	18-49
	KXOL	Hurban	18-49
New York	WSKQ	Spanish Tropical	18-49
	WPAT	Spanish Adult Contemporary	25-54
Puerto Rico	WMEG	American Top 40	18-34
	WEGM	American Top 40	18-34
	WCMA	Spanish Adult Contemporary	18-49
	WIOA	Spanish Adult Contemporary	18-49
	WIOB	Spanish Adult Contemporary	18-49
	WIOC	Spanish Adult Contemporary	18-49
	WZNT	Spanish Tropical	18-49
	WZMT	Spanish Tropical	18-49
	WZET	Spanish Tropical	18-49
	WODA	Hurban	18-34
	WNOD	Hurban	18-34
Chicago	WLEY	Regional Mexican	18-49
Miami	WXDJ	Spanish Tropical	18-49
	WCMQ	Spanish Oldies	25-54
	WRMA	Spanish Adult Contemporary	18-49
San Francisco	KRZZ	Regional Mexican	18-49

Latin Music On-Line (“LaMusica.com”)

LaMusica.com is our bilingual Spanish-English Internet website and on-line community that focuses on the Hispanic market. LaMusica.com, which links to the websites of some of our broadcast stations, provides original information and interactive content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, we hope to generate revenue from our key radio programs, on-air personalities and brands, which are being developed for downloadable video, ring-tone and interactive content use through LaMusica.com. We are also developing content from our production of musical events to create opportunities to sell, market and distribute through our website and other media. We believe that LaMusica.com, together with our broadcast portfolio, enables our audience to enjoy targeted and culturally-specific entertainment options, such as concert listings, music reviews, local entertainment calendars, and interactive content on popular Latin artists and entertainers. At the same time, LaMusica.com enables our advertisers to reach their targeted Hispanic consumers through an additional and dynamic medium. We re-launched LaMusica.com on March 1, 2006 to coincide with the launch of Mega TV. Mega TV produces and airs a new Internet-based music and entertainment news show that is using the LaMusica.com brand, which is creating a new platform for the brand and a new opportunity for advertiser participation.

Television Overview and Programming

On March 1, 2006, we launched Mega TV, our general entertainment Spanish-language television operation serving the South Florida market. We intend to format our television programming to capture a substantial share of the market’s U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, which will offer a new alternative compared to the traditional Latino channels. Mega TV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, dance and celebrity shows. As part of our strategy, we intend to incorporate on-air personalities into our programming, including some of our radio personalities. We plan to develop approximately 60% of our programming and expect to commission other content from capable Spanish-language production partners. The channel will initially feature televised versions of our Miami top-rated radio shows, debate shows, dance and music contests, reality and entertainment shows and game shows. We anticipate that television revenue will be generated primarily from the sale of local and national advertising. Advertising rates will depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, the supply of and demand for television advertising time, as well as other qualitative factors. We also expect to generate revenue from the sale of integrated sponsorships and program syndication.

Advertising

The vast majority of our revenue is derived from advertising sales. Advertising revenue is usually classified by two categories — “national” and “local.” “National” generally refers to advertising that is solicited by a representative firm for national advertisers. Our national sales representative for our radio stations is SBS/Interep LLC, a division of Interep National Radio Sales, Inc. “Network” advertising revenue is a subset category of national advertising revenue and it refers to advertising purchased by our other strategic alliance agreements. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

Current trends in the media advertising market have changed the long-established model for categorizing advertising revenue. In the past, media advertising was usually classified into two categories — “national” or “local” spot sales. We have expanded the conventional model by offering “integrated sponsorship” opportunities, which are highly sought after and command a higher investment from agencies, in order to maximize our advertisers’ opportunities. We expect that our primary source of revenue from our broadcast stations will be generated from the sale of national, local and integrated sponsorship advertising. In addition, we are anticipating that the television, radio and internet offerings will generate more advertising opportunities by offering multi-media packages.

The broadcasting industry is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a station are based primarily on the station’s ability to attract an audience in a given market and on the attractiveness to advertisers of the station’s audience demographics as well as the demand on available advertising inventory. Rates also vary depending upon a program’s popularity among the listeners/viewers an advertiser is seeking to attract and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning drive-time hours which are the peak hours for radio audience listening. We anticipate that television advertising rates will generally be higher during prime time evening viewing periods. A broadcaster that has multiple stations in a market appeals to national advertisers because these advertisers can reach more listeners and viewers, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. We believe that we will be able to continue increasing our rates as new and existing advertisers recognize the increasing desirability of targeting the growing U.S. Hispanic population.

Each station broadcasts a predetermined number of advertisements per hour with the actual number depending upon the format of a particular station and any programming strategy we are utilizing to attract an audience. We also determine the number of advertisements broadcast hourly that can maximize the station’s revenue without negatively impacting its audience listener/viewer levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

We have short and long-term contracts with our advertisers, although it is customary in the radio and television industry that the majority of advertising contracts are short-term and generally run for less than three months. This will afford broadcasters the opportunity to modify advertising rates as dictated by changes in station ownership within a market, changes in viewer ratings and changes in the business climate within a particular market. In each of our broadcasting markets, we employ sales personnel to obtain local advertising revenue. Our local sales force is important to maintaining relationships with key local advertisers and agencies and identifying new advertisers. We pay commissions to our local sales staff upon receipt of payment for their respective billings which assists in our collection efforts.

Competition

The success of each of our broadcast stations depends significantly upon its audience ratings and its share of the overall advertising revenue within its market. The radio and television broadcasting industries are highly competitive businesses. Each of our radio stations competes with both Spanish-language and English-language radio stations in its market, as well as other media, such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, satellite radio, transit advertising and direct mail marketing. We anticipate that our television operations will compete for viewers and revenue with both Spanish-language and English-language television stations in the South Florida market, as well as nationally-broadcast television operations, cable television, the Internet and other video media.

Several of the broadcast stations with which we compete are subsidiaries of larger national or regional companies that may have substantially greater financial resources than we do. Factors which are material to our competitive position include:

•	management experience;

•	talent of on-air personalities and television show hosts and actors;

•	audience ratings and our broadcast stations’ rank in their markets;

•	signal strength and frequency; and

•	audience demographics, including the nature of the Spanish-language market targeted by a particular station.

Although the broadcast industry is highly competitive, some barriers to entry do exist. These barriers can be mitigated to some extent by changing existing broadcast station formats and programming and upgrading power, among other actions. The operation of a broadcast station requires a license or other authorization from the FCC. The number of AM radio stations that can operate in a given market is limited by the availability of AM radio frequencies spectrum in a given market. The number of FM radio frequencies and television stations that can operate in a given market is limited by the availability of those allotted by the FCC to communities in such market. In addition, the FCC’s multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. However, in recent years, these rules have changed significantly. For a discussion of FCC regulation, see “Federal Regulation of Radio and Television Broadcasting” below.

The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting (known as “DAB”). DAB may deliver to nationwide and regional audiences, multi-channel, and multi-format digital radio services with sound quality equivalent to that of compact discs. The FCC has licensed companies for the use of a new technology, satellite digital audio radio services (known as “SDARS”), to deliver audio programming. SDARS provides a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. Some radio broadcast stations, including ours, are presently utilizing digital technology on their existing frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low cost neighborhood service on frequencies which would not interfere with existing stations.

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

The delivery of information through the presently unregulated Internet also could create a new form of competition for both radio and television. Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors that can distort or interrupt the broadcast, such as network traffic, we expect that improvements from higher bandwidths, faster modems and wider programming selection may make Internet radio a more significant competitor in the future. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, portable digital music players and compact discs. Similarly, the television broadcasting industry has developed notwithstanding the increasing popularity of portable compact disc players, digital video recorders and entertainment and media content delivered through cell phones and other wireless devices. A growing population and the greater availability of televisions and radios, particularly car and portable radios, have contributed to the growth of the radio and television industries. We cannot assure you, however, that the development or introduction of any new media technology will not have an adverse effect on the radio and television broadcasting industries.

We cannot predict what other matters may be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes may have on our business. See “Federal Regulation of Radio and Television Broadcasting” below.

Management and Personnel

As of March 13, 2006, we had approximately 656 full-time employees, 13 of whom were primarily involved in corporate management and/or station management, 241 of whom were primarily involved in the programming of our stations, 140 of whom were primarily involved in sales, 121 of whom were primarily involved in general administration and 29 of whom were primarily involved in technical or engineering capacities.

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

Seasonality

Seasonal broadcasting revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by local and national advertisers. Our net broadcasting revenues vary throughout the year. Historically, our first calendar quarter (January through March) has generally produced the lowest net broadcasting revenue for the year because of routine post-holiday decreases in advertising expenditures.

Patents, Trademarks, Licenses and Franchises

In the course of our business, we use various trademarks, trade names, domain names and service marks, including logos, with our products and services and in our advertising and promotions. We believe our trademarks, trade names, domain names and service marks are important to our business and we intend to continue to protect and promote them where appropriate and to protect the registration of new trademarks, including through legal action, each of which expires at various times between 2006 and 2015. We do not hold or depend upon any material patent, government license, franchise or concession, except the broadcast licenses granted by the FCC and the trademarks granted by the United States Patent and Trademark Office.

Antitrust

We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. Since the passage of the Telecommunications Act of 1996, the Justice Department has become more aggressive in reviewing proposed acquisitions of broadcast stations and station networks. The Justice Department is particularly aggressive when the proposed buyer already owns one or more broadcast stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. Specifically, the Justice Department has more closely scrutinized broadcasting acquisitions that result in local market shares in excess of 40% of advertising revenue. Similarly, the FCC staff has announced new procedures to review proposed broadcasting transactions even if the proposed acquisitions otherwise comply with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local market.

Federal Regulation of Radio and Television Broadcasting

The radio and television broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:

•	assigns frequency bands for radio and television broadcasting;

•	determines the particular frequencies, locations and operating power of radio and television broadcast stations;

•	issues, renews, revokes and modifies radio and television broadcast station licenses;

•	establishes technical requirements for certain transmitting equipment used by radio and television broadcast stations;

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio and television broadcast stations; and

•	has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

The Communications Act prohibits the assignment of an FCC license, or other transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to approve assignments or transfers, and in determining whether to grant or renew a radio or television broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, licensee character and compliance with the Anti-Drug Abuse Act of 1988.

The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is subject to the text of the Communications Act, the FCC’s rules and regulations, and the rulings of the FCC. You should refer to the Communications Act and these FCC rules, regulations and rulings for further information concerning the nature and extent of federal regulation of broadcast stations.

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

Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenue for our broadcast stations or affect our ability to acquire additional broadcast stations or finance these acquisitions. Such matters may include:

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

FCC Licenses

The Communications Act provides that a broadcast station license may be granted to any applicant if the granting of the application would serve the public interest, convenience and necessity, subject to certain limitations. In making licensing determinations, the FCC considers an applicant’s legal, technical, financial and other qualifications. The FCC grants radio and television broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. Under the Communications Act, radio and television broadcast station licenses may be granted for a maximum term of eight years.

The following table sets forth the license expiration dates of each of our media stations after giving effect to the sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market and the acquisition of our television stations WSBS-TV-DT and WSBS-CA, serving the South Florida market.

Broadcast		Date of	Date of License	Operation	FCC	HAAT	Power
Station	Market	Acquisition	Expiration	Frequency	Class	(in meters)	(in kilowatts)

KLAX	Los Angeles, CA	2/24/88	12/01/13	97.9 MHz	B	184	33
KXOL	Los Angeles, CA	10/30/03	12/01/13	96.3 MHz	B	388	7
WSKQ	New York, NY	1/26/89	6/01/06	97.9 MHz	B	415	6
WPAT	New York, NY	3/25/96	6/01/06	93.1 MHz	B	433	5.4
WMEG	Puerto Rico	5/13/99	2/01/12	106.9 MHz	B	594	25
WEGM	Puerto Rico	1/14/00	2/01/12	95.1 MHz	B	600	25
WCMA	Puerto Rico	12/01/98	2/01/12	96.5 MHz	B	852	11.5
WZET	Puerto Rico	5/13/99	2/01/12	92.1 MHz	A	337	2.95
WIOA	Puerto Rico	1/14/00	2/01/12	99.9 MHz	B	560	31
WIOB	Puerto Rico	1/14/00	2/01/12	97.5 MHz	B	302	50
WIOC	Puerto Rico	1/14/00	2/01/12	105.1 MHz	B	-61	47
WZNT	Puerto Rico	1/14/00	2/01/12	93.7 MHz	B	540	32
WZMT	Puerto Rico	1/14/00	2/01/12	93.3 MHz	B	560	28
WODA	Puerto Rico	1/14/00	2/01/12	94.7 MHz	B	560	31
WNOD	Puerto Rico	1/14/00	2/01/12	94.l MHz	B	587	25
WLEY	Chicago, IL	3/27/97	12/01/12	107.9 MHz	B	232	21
WXDJ	Miami, FL	3/28/97	2/01/12	95.7 MHz	C2	167	40
WCMQ	Miami, FL	12/22/86	2/01/12	92.3 MHz	C2	188	31
WRMA	Miami, FL	3/28/97	2/01/12	106.7 MHz	CO	300	100
KRZZ	San Francisco, CA	12/23/04	12/01/13	93.3 MHz	B	164	42
WSBS-TV	Key West, FL	3/1/06	2/01/13	CH. 22-TV		30.9	219
WSBS-DT	Miami, FL	3/1/06	2/01/13	CH. 3-DTV		54	1
WSBS-CA	Miami, FL	3/1/06	2/01/13	CH. 50-TV		0	150

Generally, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

After considering these factors, the FCC may grant the license renewal application without or with conditions, including renewal for a term less than the maximum term otherwise permitted by law, or hold an evidentiary hearing.

The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant’s qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Generally, our licenses have been renewed without any material conditions or sanctions being imposed, but we cannot assure that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions.

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

The FCC generally applies its other broadcast ownership limits to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are officer positions and directors of a corporate parent of a broadcasting licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered insulated from material involvement in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses.

To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. A time brokerage agreement with another radio station in the same market creates an attributable interest in the brokered radio station, as well as for purposes of the FCC’s local radio station ownership rules, if the agreement affects more than 15% of the brokered radio station’s weekly broadcast hours.

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

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

•	broadcast stations above certain limits servicing the same local market; and

•	broadcast stations and a daily newspaper serving the same local market.

We are uncertain as to which “cross-ownership” or “cross-media” rules will be used by the FCC in the future. The FCC previously adopted new ownership rules which were appealed. While a federal court granted the Commission authority to implement the radio ownership rules, the court denied the proposed rules regarding newspapers/broadcast and radio/television cross-ownership. Therefore, absent waivers, we would not be permitted to own broadcast station and acquire an attributable interest in any daily newspaper in the same market where we then owned any broadcast station.However, the ownership limits are extremely fluid at this time and the court’s decision is being appealed. In addition, the FCC or Congress may impose new ownership regulations upon broadcast licensees in the near future.

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

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals so long as they are assigned to different markets. The FCC’s rules regarding ownership permit, however, an owner to operate two television stations assigned to the same market so long as either:

•	the television stations do not have overlapping broadcast signals; or

•	there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market and one of the two commonly-owned stations is not ranked in the top four based upon audience share.

The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built.

The FCC permits a television station owner to own one radio station in the same market as its television station. In addition, a television station owner is permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:

•	in markets where 20 media voices will remain, a television station owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where ten media voices will remain, a television station owner may own an additional three radio stations.

A “media voice” includes each independently-owned and operated full-power television and radio station and each daily newspaper that has a circulation exceeding 5% of the households in the market, plus one voice for all cable television systems operating in the market.

The FCC rules impose a limit on the number of television stations a single individual or entity may own nationwide.

On June 2, 2003, the FCC concluded a nearly two-year review of its media ownership rules. The FCC revised its national ownership policy, modified television and cross-ownership restrictions in a given market, and changed its methodology for defining radio markets. A number of parties appealed the FCC’s June 2, 2003 decision. The United States Court of Appeals for the Third Circuit, in a decision reached on June 24, 2004, upheld certain of the

Commission’s actions while remanding others for further review by the FCC. In taking that action, the Court stayed the effectiveness of all of the FCC’s actions but, in a subsequent decision, the Court permitted the FCC to implement the local radio multiple ownership rule changes that the Court had upheld. Certain of the petitioners in the case, but not the FCC or the U.S. Department of Justice, have requested that the Supreme Court review the action of the Court. Accordingly, the ultimate impact of changes in the FCC’s restrictions on how many stations a party may own, operate and/or control and on our future acquisitions and competition from other companies is difficult to predict at this time.

The new rules that have gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Arbitron®, the private audience measurement service for radio broadcasters. For non-Arbitron® markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron®’s method. In the interim, the FCC will apply a “modified contour approach,” to non-Arbitron® markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area.

With regard to television service, the FCC’s proposed rules, which remain stayed, state:

•	In markets with five or more television stations, a licensee may own two stations, but only one of these stations may be among the top four in ratings.

•	In markets with eighteen or more television stations, a licensee may own up to three television stations, but only one of these may be among the top four in ratings.

•	Both commercial and non-commercial stations are counted in determining the number of stations in a market.

•	For markets with eleven or fewer television stations, a waiver may be sought for the merger of two top-four stations. The FCC’s decision to grant a waiver will be based on whether local communities will be better served by the merger.

With regard to the national television ownership limit, the FCC increased the national television ownership limit to 45% from 35%. Congress subsequently enacted legislation that reduced the nationwide cap to 39%. Accordingly, a company can now own television stations collectively reaching up to a 39% share of U.S. television households. Limits on ownership of multiple local television stations still apply, even if the 39% limit is not reached on a national level.

In establishing a national cap by statute, Congress did not make mention of the FCC’s ultra high frequency, or UHF, discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC has commenced a proceeding to determine if Congress intended to alter this UHF discount policy. As the licensee of UHF television stations, the elimination or modification of the UHF discount policy could impact our ability to acquire television stations in additional markets.

With regard to cross-ownership caps, radio-television cross-ownership rules would have been significantly relaxed if the June 2003 rules were permitted to go into effect. Under that decision, no cross-ownership is permitted in markets with three or fewer television stations. A waiver may be available if it can be shown that the television station does not serve the area served by the cross-owned radio station. In markets with between four and eight television stations, combinations are limited to one of the following:

•	a daily newspaper, one television station and up to half of the radio station limit for that market;

•	a daily newspaper and up to the entire radio station limit for that market; and

•	two television stations (subject to the local television ownership rule) and up to the entire radio station limit for that market.

For markets with nine or more television stations, the radio-television cross-ownership ban would be completely rescinded.

The future of the FCC’s new rules is made uncertain not only by the Third Circuit’s decision but also by the response of Congress to the FCC’s relaxation of existing ownership limits. As discussed above, Congress has already modified the nationwide television ownership cap and has considered legislation that would roll back the FCC’s proposed changes. In the future, Congress is expected to engage in a review of the communications laws and could decide to make further substantive changes to the broadcast ownership rules.

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

Time Brokerage Agreements.  Occasionally, stations enter into time brokerage agreements or local marketing agreements. These agreements take various forms. Separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station.

Joint Sales Agreements.  Over the past few years, a number of stations have entered into cooperative arrangements commonly known as joint sales agreements or JSAs. The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station.

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

“Must Carry” Rules.  FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each full-service television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as “retransmission consent.”

We have elected “must carry” with respect to our full-power television station.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our stations begin broadcasting digital signals, the cable systems that carry our stations’ analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. The FCC has considered rules to govern the obligations of cable systems to carry local stations’ signals during and following the transition from analog to digital television broadcasting. It has decided that there will be no “dual carriage” requirement obligating cable systems to carry a broadcaster’s paired analog and digital channels. It has also decided that cable systems will be required to carry only one channel of digital signal from our station, despite the fact that operating in the digital mode will allow us to be able to broadcast multiple digital services. While adoption of a multicast must-carry requirement might have enabled us to take advantage of this new technology with the guarantee that our multiple programming efforts would be entitled to cable carriage, such a requirement might also have subjected us to increased competition from other stations seeking to add programming that competes with our programming as one or more of their additional program streams. It also could have subjected the “must carry” regime to further judicial review that could have resulted in the elimination of “must carry” treatment which could have had detrimental consequences for us.

Digital Television Services.  The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and broadband data transmission.

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. Stations are permitted to phase in their digital television operations over a period of years after which they will be required to surrender their licenses to broadcast the analog, or non-digital, television signal to the government by the end of 2006, except that this deadline may be extended until digital television receivers reach an 85% market penetration.

Other Proceedings.  The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We plan to take advantage of this law to secure carriage of our full-service stations in our markets where the satellite operators have implemented local-into-local service. The SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA). SHVERA extended the ability of satellite operators to implement local-into-local service and, among its other provisions, required that the use of second dishes by satellite operators be ended on or before June 8, 2006.

Proposed Changes.  The United States Congress and the FCC continually consider new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations, ownership and profitability; result in the loss of audience share and advertising revenue; or affect our ability to acquire additional radio broadcast stations or to finance such acquisitions. We can neither predict what matters might be considered nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Item 1A.	Risk Factors

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

Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our registered 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share, or the Series B preferred stock, and, if issued, our registered 10 3/4% subordinated exchange notes due 2013, or the Exchange Notes. As of December 31, 2005, our ratio of total debt to last twelve months Consolidated EBITDA, as defined in our credit agreement governing our first lien credit facility term loan due 2012, or the First Lien Credit Facility, was 8.1 to 1.0. Our substantial level of debt could have several important consequences to the holders of our securities, including the following:

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

For the year ended December 31, 2005, we had net cash interest expense of $33.2 million. Our net cash interest expense will increase when and if we exchange our Series B preferred stock for the Exchange Notes. If we acquire additional stations in the future, depending on the financing used to fund these acquisitions, our interest expense may increase as well. In addition, we have recently paid and will be required to pay dividends in cash on our Series B preferred stock after October 15, 2008.

During 2005, we paid dividends in cash to holders of the Series B preferred stock in an amount equal to $2.4 million. Our ability to make payments on and to refinance our debt, pay dividends in cash on our Series B preferred stock, repurchase our Series B preferred stock when, and if, we are required to do so and to fund necessary or desired capital expenditures and any future acquisitions, will depend on our ability to generate and maintain cash in the future. Our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.

Based on our current level of operations, we believe that our cash flow from operations, cash on hand and available borrowings under our First Lien Credit Facility will be adequate to meet our liquidity needs for the near future barring any unforeseen circumstances. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our First Lien Credit Facility or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our First Lien Credit Facility and the Exchange Notes, if issued, on commercially reasonable terms or at all.

Any acceleration of our debt or event of default would harm our business and financial condition.

If there were an event of default under our or our subsidiaries’ indebtedness, including the First Lien Credit Facility and our existing debt instruments, the holders of the affected indebtedness could elect to declare all of that indebtedness to be due and payable immediately, which in turn could cause some or all of our or our subsidiaries’ other indebtedness to become due and payable. We cannot assure you that we or our subsidiaries would have sufficient funds available, or that we or our subsidiaries would have access to sufficient capital from other sources, to repay the accelerated debt. Even if we or our subsidiaries could obtain additional financing, we cannot assure you that the terms would be favorable to us. Under the terms of our First Lien Credit Facility and our existing debt instruments, if the amounts outstanding under our indebtedness were accelerated, our lenders would have the right to foreclose on their liens on substantially all of our and our subsidiaries’ assets (with the exception of our FCC licenses held by certain of our subsidiaries, because a grant of a security interest therein would be prohibited by law, and certain general intangibles and fixed assets under particular limited circumstances) and on the stock of our subsidiaries. As a result, any event of default under our material debt instruments could have a material adverse effect on our business and financial condition.

Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt, which, if increased, could further intensify the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of our First Lien Credit Facility and debt instruments restrict our ability to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If we or our subsidiaries incur additional debt, the related risks described above that we and our subsidiaries face could intensify.

The terms of our existing debt and our preferred stock impose or will impose restrictions on us that may adversely affect our business.

The terms of our Series B preferred stock, our Series C preferred stock, par value $.01 per share, (together with the Series B preferred stock, the Preferred Stock), our First Lien Credit Facility, and, if issued, the Exchange Notes, contain covenants that, among other things, limit our ability to:

•	incur additional debt, incur contingent obligations and issue additional preferred stock;

•	redeem or repurchase securities ranking junior to our Series B preferred stock;

•	create liens;

•	pay dividends, distributions or make other specified restricted payments, and restrict the ability of certain of our subsidiaries to pay dividends or make other payments to us;

•	sell assets;

•	make certain capital expenditures, investments and acquisitions;

•	change or add lines of business;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	sell capital stock of our subsidiaries; and

•	merge or consolidate with any other person, company or other entity or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

The terms of the First Lien Credit Facility also require us to satisfy certain financial condition tests. These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by our future operating performance and economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control. If one or more of these events occur, we cannot assure you that we will be able to comply with the covenants. A breach of any of these covenants could result in a default under one or more of our debt instruments.

If an event of default occurs under the First Lien Credit Facility, the lenders and/or the noteholders could elect to declare all amounts of debt outstanding, together with accrued interest, to be immediately due and payable. In addition, there are change of control provisions in the First Lien Credit Facility, the certificates of designations governing our Series B preferred stock and the indentures that will govern our Exchange Notes, if issued, each of which would cause an acceleration of the applicable indebtedness and/or require us to make an offer to repurchase all of the applicable notes and/or Series B preferred stock in the event that we experience a change of control.

We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by our Series B preferred stock and the indenture that would govern our Exchange Notes, if issued.

On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of the Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of repurchase. In addition, if we experience certain kinds of changes of control as described in the certificate of designation creating the Series B preferred stock, subject to certain restrictions in our debt instruments we will be required to make an offer to purchase the Series B preferred stock for cash at a purchase price of 101% of the liquidation preference thereof, plus accumulated dividends. The source of funds for any such repurchases would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. We cannot assure you that we will have sufficient funds available to us on favorable terms, or at all, to repurchase all tendered Series B preferred stock or Exchange Notes, if issued, pursuant to these requirements. Our failure to offer to repurchase or to repurchase Series B preferred stock or Exchange Notes tendered, as the case may be, will result in a voting rights triggering event under the certificate of designation governing our Series B preferred stock or a default under the indenture that would govern our Exchange Notes, if issued, as the case may be. Such events could lead to a cross-default under our First Lien Credit Facility and under the terms of our other existing debt. In addition, our First Lien Credit Facilities would either prohibit or effectively prohibit us from making any such required repurchases. Prior to repurchasing our Series B preferred stock or Exchange Notes, if issued, on a change of control event, we must either repay outstanding debt under our First Lien Credit Facility or obtain the consent of the lenders under such facility. If we do not obtain the required consents or repay our outstanding debt under our First Lien Credit Facility, we would remain effectively prohibited from offering to repurchase our Series B preferred stock or Exchange Notes, if issued.

We may not have the funds or the ability to obtain additional financing for working capital, capital expenditures, any business strategy or other general corporate purposes.

On February 17, 2006, we repaid and terminated our $100 million Second Lien Credit Facility. As a result, although we believe we have sufficient cash available to fund our operations and to support our acquisition business strategy, we may need additional financing due to future developments or changes in our business plan. We must rely on cash from operations and our $25.0 million revolving loan facility to support our capital expenditures and acquisition business strategy. In addition, our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur.

We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital and the market price of our common stock may be adversely affected.

We may not achieve sustained profitability. Failure to achieve sustained profitability may adversely affect the market price of our common stock, which in turn may adversely affect our ability to raise additional equity capital and to incur additional debt. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or finance our proposed acquisitions could negatively impact our financial position and results of operations. We experienced a net loss for the fiscal years ended December 31, 2005 and 2003. Net income generated in fiscal year ended 2004 was directly attributed to gains realized from the sale of assets.

Our interest expense will increase if we incur any additional indebtedness under our First Lien Credit Facility. If we acquire additional broadcast stations in the future, depending on the financing used to fund these acquisitions, interest expense may increase as well.

We compete for advertising revenue with other broadcast stations, as well as other media, many operators of which have greater resources than we do.

The success of our stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in New York, Los Angeles and Miami. In addition, both radio and television broadcasting are highly competitive businesses. Our broadcast stations compete in their respective markets for audiences and advertising revenues with other broadcast stations of all formats, as well as with other media, such as newspapers, magazines, television, satellite radio, cable services, outdoor advertising, the Internet and direct mail. As a result of this competition, our stations’ audience ratings, market shares and advertising revenues may decline and any adverse change in a particular market could have a material adverse effect on the revenue of our broadcast stations located in that market and on the financial condition of our business as a whole.

Although we believe that each of our broadcast stations is able to compete effectively in its respective market, we cannot assure you that any station will be able to maintain or increase its current audience ratings and advertising revenues. Specifically, radio stations can change formats quickly. Any other radio station currently broadcasting could shift its format to duplicate the format of, or develop a format which is more popular than, any of our stations. If a station converts its programming to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, the ratings and station operating income of our station in that market could be adversely affected. In addition, other radio companies which are larger and have more resources may also enter markets in which we operate.

Cancellations or reductions in advertising could adversely affect our net revenues.

We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could adversely affect our net revenues, especially if we are unable to replace these purchases. Our expense levels are based, in part, on expected future net revenues and are relatively fixed once set. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our net revenues and operating income.

A large portion of our net revenue and operating income currently comes from our New York, Los Angeles and Miami markets.

Our New York, Los Angeles and Miami markets accounted for more than 70% of our revenue for the fiscal year ended December 31, 2005. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenues or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.

We may be unable to effectively integrate our acquisition of our television operation.

The integration of our acquisition of our television operation involves numerous risks. Our television operation may prove unprofitable and may fail to generate anticipated cash flows. Additionally, we may have difficulties in the integration of its operations and systems.

We cannot assure you that we will be able to successfully integrate any operations, or systems that might be acquired in the future. In addition, in the event that the operations of a new business do not meet expectations, we may restructure or write off the value of some or all of the assets of the new business. Because our television operation is in its start-up stages, we cannot assure you that we will be successful in the television broadcast industry.

The success of our television operation depends upon our ability to attract viewers and advertisers to our broadcast television operation.

We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operations may suffer from a low rating, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow and an adverse change in the South Florida market could have a material adverse impact on the revenue of our television operation.

Our industry is subject to rapid technological changes and if we are unable to match or surpass such change, will result in a loss of competitive advantage and market opportunity. The success of the television operation is largely dependent on certain factors, such as the extent of distribution of the developed programming, the ability to attract viewers, advertisers and acquire programming, and the market and advertiser acceptance to our programming. We cannot assure you that we will be successful in our initiative or that such initiatives will generate revenues or ultimately be profitable.

Because our full-power television station relies on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operation.

Under the Cable Act, each broadcast station is required to elect, every three years, to exercise the right either to require cable television system operators in its local market to carry its signal, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. Under these “must carry” provisions of the Cable Act, a broadcaster may demand carriage on a specific channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may be entitled not to carry a given station. Our television station elected “must carry” on local cable systems for the three-year election period that commenced January 1, 2006 and has obtained the carriage it requested. The required election date for the next three-year election period commencing January 1, 2009 will be October 1, 2008.

Under current FCC rules, once we have relinquished our analog spectrum, cable systems will be required to carry our digital signals. The FCC’s current rules require cable operators to carry only one channel of digital signal from each of our stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment. The FCC has not yet set any rules for how direct broadcast satellite, or DBS, operators must handle digital station carriage, but we do not expect that they will be materially different from the obligations imposed on cable television systems.

Our growth depends on successfully executing our acquisition strategy.

We have pursued, and will continue to pursue, the acquisition of stations, and other related media outlets, primarily in the largest U.S. Hispanic markets, as a growth strategy. We cannot assure you that our acquisition strategy will be successful. Our acquisition strategy is subject to a number of risks, including, but not limited to:

•	the limits on our ability to acquire additional stations due to our substantial level of debt;

•	the need to raise additional financing, which may be limited by the terms of our debt instruments and market conditions;

•	the failure to increase our station operating income or yield other anticipated benefits despite newly acquired stations;

•	the need for required regulatory approvals, including FCC and antitrust approvals;

•	the challenges of managing any rapid growth; and

•	the difficulties of programming newly acquired stations to attract listenership or viewership.

In addition, we may finance acquisitions with the issuance of, or through sales of, our common stock in the public market which could adversely affect our stock price, due to dilution, and our ability to raise funds necessary to grow our business through additional stock offerings.

Although we intend to pursue additional strategic acquisitions, our ability to do so is significantly restricted by the terms of the First Lien Credit Facility, the certificates of designations governing our Preferred Stock, the indenture that will govern the Exchange Notes, if issued, and our ability to raise additional funds. Additionally, our competitors who may have greater resources than we do may have an advantage over us in pursuing and completing strategic acquisitions.

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

The FCC has implemented new technologies in the broadcast industry, including satellite, and is considering introducing terrestrial delivery of digital audio broadcasting, and the standardization of available technologies which significantly enhance the sound quality of AM and FM broadcasts. We cannot predict the effect new technology of this nature will have on our financial condition and results of operations. Several new media technologies are being developed, including the following:

•	cable television operators offer a service commonly referred to as “cable radio” which provides cable television subscribers with several high-quality channels of music, news and other information;

•	the Internet offers new, diverse and evolving forms of video and audio program distribution;

•	direct satellite broadcast television companies are supplying subscribers with several high quality music channels;

•	the introduction of satellite digital audio radio technology has resulted in new satellite radio services with multi-channel programming and sound quality equivalent to that of compact discs;

•	the introduction of in-band on-channel digital radio could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	the provision of video programming to cellular telephones, digital handheld devices and gaming consoles.

Our business depends on maintaining our FCC licenses, which we may be unable to maintain.

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

Our success depends in part on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. Our FCC licenses are subject to renewal at various times. While we believe that the FCC will approve applications for renewal of our existing broadcasting licenses when made, we cannot guarantee that pending or future renewal applications submitted by us will be approved, or that renewals will not include conditions or qualifications that could adversely affect our operations. Although we may apply to renew our FCC licenses, interested third parties may challenge our renewal applications. In addition, if we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act, or are convicted of a felony or anti-trust violations, the FCC may commence a proceeding to impose sanctions upon us. Examples of possible sanctions include the imposition of fines, the revocation of our broadcasting licenses, or the renewal of one or more of our broadcasting licenses for a term of fewer than eight years. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the broadcast station covered by the license only after we had exhausted administrative and judicial review without success. Such an event would materially affect the carrying value of our intangible assets and would negatively impact our operating results. We currently account for our FCC licenses as an indefinite life asset, per SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). In the event we are no longer able to conclude that our FCC license have indefinite lives, as defined in SFAS No. 142, we may be required to amortize such licenses. The amortization of our FCC licenses would affect our earnings (losses) and earnings (losses) per share.

The broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments. The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of licenses. The Communications Act and FCC rules also impose limitations on non-U.S. ownership and voting of our capital stock. Moreover, governmental regulations and policies may change over time and we cannot assure you that those changes would not have a material impact upon our business, financial position or results of operations.

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

We may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.

We may face regulatory review for additional acquisitions and divestitures in our existing markets and, potentially, acquisitions in new markets.

An important part of our growth strategy is the acquisition of additional broadcast stations. Acquisitions and divestitures of broadcast stations by us are subject not only to obtaining FCC consent, but also to possible review by the U.S. Department of Justice, or the Justice Department, which has become more aggressive in reviewing proposed acquisitions of radio and television stations and station networks. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in market shares in excess of 40% of local radio advertising revenue. Similarly, the FCC reviews proposed broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed broadcast transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local broadcast market.

The market price of our shares of Class A common stock may fluctuate significantly.

Our Class A common stock has been publicly traded since November 1999. The market price for our Class A common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies. We believe that the principal factors that may cause price fluctuations in our shares of Class A common stock are:

•	fluctuations in our financial results;

•	general conditions or developments in the media broadcasting industry and other media, and the national economy;

•	significant sales of our common stock into the marketplace;

•	significant decreases in our stations’ audience ratings;

•	inability to implement our acquisition and operating strategy;

•	a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts’ expectations; and

•	developments in our relationships with our customers and suppliers.

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

Pursuant to our amended asset purchase agreement for the purchase of the assets of radio station KXOL-FM, we granted warrants to the International Church of the FourSquare Gospel, or ICFG, effective from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required to be issued due to the closing of the acquisition of KXOL-FM. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. To date, none of the warrants issued to ICFG have been exercised. If these warrants are exercised, we cannot assure you that the market price of our Class A common stock would not be depressed.

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C preferred stock, each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of our Series C preferred stock, at an exercise price of $300.00 per share, or the Warrant. Upon conversion, each share of our Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock, which shares will be exempt from registration requirements of the Securities Act, as a transaction not involving a public offering. The shares of our Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. This Warrant is exercisable for a period of forty-eight months from the date of issuance, after which it will expire if not exercised. To date, Infinity has not exercised the Warrant. If the shares of Series C preferred stock are converted or if the Warrant is exercised, we cannot assure you that this would not depress the market price of our Class A common stock.

Our failure to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements and could have a material adverse effect on our business and the price of our Class A common stock.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. This effort included documenting and testing our internal controls. As of December 31, 2005, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal controls over financial reporting are effective in any future period (or if our independent registered public accounting firm was unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse impact on our business and the price of our Class A common stock.

Our operating results could be adversely affected by a national or regional recession.

Our operating results could be adversely affected by a recession and/or downturn in the United States economy since advertising expenditures generally decrease as the economy slows down. In addition, our operating results in individual geographic markets could be adversely affected by local or regional economic downturns. Our operating results have been adversely affected by past recessions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Each of our media segments requires offices, such as broadcasting studios and transmission facilities where broadcasting transmitters and antenna equipment are located to support our operations. Our corporate headquarters and television operations are located at 2601 South Bayshore Drive, Coconut Grove, Florida, where we rent executive offices in a building indirectly owned by Raúl Alarcón, Jr. The lease expires in 2015, with the right to renew for two consecutive five-year terms thereafter. The studios and offices of our Miami radio stations are currently located in leased facilities, which are indirectly owned by Raúl Alarcón, Jr. and Pablo Raúl Alarcón, Sr., with lease terms that expire in 2012.

We own (i) the buildings housing the offices and studios in New York for WSKQ-FM and WPAT-FM, and in Los Angeles for KLAX-FM and KXOL-FM, (ii) the buildings housing our Puerto Rico offices and studios in Guaynabo, Puerto Rico and Mayagüez, Puerto Rico and (iii) the transmitter sites for five of our eleven radio stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry. In addition, we lease (i) all of our other transmitter sites, with lease terms that expire between 2006 and 2082, assuming all renewal options are exercised, (ii) the office and studio facilities for our radio stations in Chicago and San Francisco and (iii) additional office space for our radio stations in New York. We moved our main transmitter site for KXOL-FM in Los Angeles to a new site which provides excellent full-market coverage and better coverage to the San Fernando Valley.

We lease backup transmitter facilities for our New York stations WSKQ-FM and WPAT-FM in midtown Manhattan on the Four Times Square Building. We also lease backup transmitter sites for KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM in Miami, and KRZZ-FM in San Francisco. We own the back-up transmitter site in San Juan, Puerto Rico for the five radio stations covering the San Juan metropolitan area. We are in the process of constructing a backup transmitter site for Miami radio stations WCMQ-FM and WXDJ-FM.

We lease all of the properties used for the operations of our television stations. These properties include offices, studios, master control, transmitter sites and production facilities. We lease a combination studio and tower site in Key West, Florida for WSBS-TV-DT and WSBS-CA, which operate as one television operation. We lease tower space in Hallandale, Florida for WSBS-CA, Channel 50.

These backup transmitter facilities are a significant part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency. We have implemented a backup studio site for KRZZ serving the San Francisco market in San Jose. After the Miami studio move is complete, we anticipate using the existing Miami site as a backup to the new studios for disaster recovery. We are planning to implement backup studio and alternate origination points to maintain operations in the event of a studio-site outage or emergency.

The studio and transmitter sites of our media stations are vital to our overall operation. Management believes that our properties are in good condition and are suitable for our operations; however, we continually assess the need to upgrade our properties.

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

Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there was no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, we filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and our reply brief was due 20 days thereafter. The Third Circuit Court of Appeals set the matter for oral argument on April 13, 2005. Subsequently, on May 5, 2005, the Third Circuit Court of Appeals ruled that judgment should be entered in our favor. On May 19, 2005, Mr. Hurtado filed a motion for rehearing which was denied, and the mandate upon the denial of Mr. Hurtado’s motion was issued on July 29, 2005. During the year ended December 31, 2005, we reversed the legal contingency accrual of $1.8 million, plus interest of approximately $0.6 million related to this contingency based on the denial of Mr. Hurtado’s motion. We filed a motion with the trial court requesting judgment in our favor. On November 29, 2005, the court entered a final judgment in our favor.

Wolf, et al., Litigation

On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the “Southern District of New York”) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them.

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

In June of 2003, after lengthy negotiations, a settlement proposal was embodied in a memorandum of understanding among the investors in the plaintiff class, the issuer defendants and the issuer defendants’ insurance carriers. On July 23, 2003, our Board of Directors approved both the memorandum of understanding and an agreement between the issuer defendants and the insurers. The principal components of the settlement include: (1) a release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; (2) the assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the underwriter defendants; and (3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs against the underwriter defendants. The payments will be charged to each issuer defendant’s insurance policy on a pro rata basis.

On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005 and it has since received unanimous approval from all the non-bankrupt issuers. On August 31, 2005, the Court issued an order of preliminary approval, reciting that the Amendment had been entered into by the parties to the Issuers’ Settlement Stipulation.

Amigo Broadcasting Litigation

On December 5, 2003, Amigo Broadcasting, L.P. (“Amigo”) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the “Court”), against us, Raul Bernal (“Bernal”) and Joaquin Garza (“Garza”), two of our former employees. Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that we (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the “Property”), (2) wrongfully converted the Property to our own use and benefit, (3) induced Bernal and Garza to breach their employment agreements with Amigo, (4) used and continued to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with us and our syndicators, (5) invaded Amigo’s privacy by misappropriating the names and likenesses of Bernal and Garza, and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $3.0 million.

On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. The parties have exchanged written discovery and are in the process of conducting depositions. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the “District Court”) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted a mediation but were unable to reach a settlement. Thus, the extent of any adverse impact on us with respect to this matter cannot be reasonably estimated at this time.

See “Item 1. Business — Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “SBSA.” The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the Nasdaq Stock Market’s National Market.

Fiscal Year Ended December 31, 2004	High	Low

First Quarter (01/01/04 — 03/31/04)	$12.35	$9.52
Second Quarter (04/01/04 — 06/30/04)	$11.21	$9.00
Third Quarter (07/01/04 — 09/30/04)	$10.40	$7.54
Fourth Quarter (10/01/04 — 12/31/04)	$11.17	$9.50

Fiscal Year Ended December 31, 2005	High	Low

First Quarter (01/01/05 — 03/31/05)	$11.21	$9.75
Second Quarter (04/01/05 — 06/30/05)	$10.50	$7.95
Third Quarter (07/01/05 — 09/30/05)	$10.24	$6.52
Fourth Quarter (10/01/05 — 12/31/05)	$7.38	$4.35

Holders

As of March 13, 2006, there were approximately 58 record holders of our Class A common stock, par value $.0001 per share. There is no established trading market for our Class B common stock, par value $.0001 per share. As of March 13, 2006, there were three record holders of our Class B common stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend Policy

We have not declared or paid any cash or stock dividends on any class of our common stock in the last two fiscal years. We intend to retain future earnings for use in our business indefinitely and do not anticipate declaring or paying any cash or stock dividends on shares of our Class A or Class B common stock in the near future. In addition, any determination to declare and pay dividends will be made by our Board of Directors based upon our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant. Furthermore, the indentures governing our First Lien Credit Facility contain some restrictions on our ability to pay dividends.

Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we may pay these dividends in either cash or additional shares of Series B preferred stock. After October 15, 2008, we will be required to pay the dividends on our Series B preferred stock only in cash. From October 30, 2003 to July 15, 2005, the dividends on the Series B preferred stock have been paid in additional shares of Series B preferred stock. On October 17, 2005 and January 17, 2006, we declared dividends on our Series B preferred stock, par value $.01 per share, payable in cash, to the holders of the Series B preferred stock in an amount equal to $2.4 million, respectively.

Under the terms of our Series C preferred stock, we are required to pay dividends on parity with our Class A common stock and Class B common stock and any other class or series of capital stock we create after December 23, 2004.

Recent Sales of Unregistered Securities

We have not made any sales of unregistered securities for the period covered by this annual report on Form 10-K.

Equity Compensation Plan Information

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters — Equity Compensation Plan Information.”

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except ratios, shares outstanding and per share data)

The following table sets forth the historical financial information of our business. The selected historical consolidated financial information presented below under the caption “Statement of Operations Data,” “Other Financial Data” and “Consolidated Balance Sheet Data,” as of and for the fiscal year ended December 29, 2002, the three-month transitional period ended December 30, 2001 and the fiscal year ended September 30, 2001 are derived from our historical audited consolidated financial statements but not included in this annual report on Form 10-K.

Effective November 6, 2001, we changed our fiscal year end from the last Sunday in September of each calendar year to the last Sunday in December of each calendar year; therefore, we filed a transitional report on Form 10-Q covering the transitional period from October 1, 2001 through December 30, 2001. Effective December 30, 2002, we again changed our fiscal year end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Financial results for December 30 and 31, 2002 are included in our financial results for the fiscal year ended December 31, 2003.

Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of December 31, 2005 and 2004, and for the fiscal years ended December 31, 2005, 2004 and 2003, the related notes included in Item 15 of this report. For additional information see the financial section of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Three
					Months	Fiscal Year
	Fiscal Year End				Ended	Ended
	December 31,	December 31,	December 31,	December 29,	December 30,	September 30,
	2005	2004	2003	2002	2001	2001
	(in thousands, except per share data)

Statement of Operations Data:
Net revenue(1)	$169,832	$156,443	$135,266	$135,688	$31,769	$125,467
Station operating expenses(1)(2)	103,162	88,202	73,374	77,779	19,447	76,277
Stock-based programming expense(3)	—	—	2,943	—	—	—
Corporate expenses	14,359	13,346	17,853	13,546	2,387	10,515
Depreciation and amortization	3,447	3,308	2,901	2,871	4,275	16,750
Loss (gain) on the sale of assets, net of disposal costs	645	(5,461)	—	—	—	—

Operating income from continuing operations	$48,219	$57,048	$38,195	$41,492	$5,660	$21,925
Interest expense, net(4)	(35,619)	(41,109)	(36,622)	(34,146)	(8,212)	(30,643)
Other income (expense), net	1,769	164	1,125	(720)	650	497
Loss on early extinguishment of debt(5)	(32,597)	—	—	—	—	(3,063)

(Loss) income from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	$(18,228)	$16,103	$2,698	$6,626	$(1,902)	$(11,284)
Income tax expense (benefit)	17,034	16,495	11,280	53,094	(686)	(4,307)

(Loss) income from continuing operations before discontinued operations, and cumulative effect of a change in accounting principle	$(35,262)	$(392)	$(8,582)	$(46,468)	$(1,216)	$(6,977)
Discontinued operations, net of income taxes(6)	(8)	28,410	(168)	1,910	(11)	(611)
Cumulative effect of a change in accounting principle, net of income taxes(7)	—	—	—	(45,288)	—	—

Net (loss) income	$(35,270)	$28,018	$(8,750)	$(89,846)	$(1,227)	$(7,588)

Dividends on preferred stock	$(9,449)	$(8,548)	$(1,366)	$—	$—	$—
Preferred stock beneficial conversion	—	(11,457)	—	—	—	—

Net (loss) income applicable to common stockholders	$(44,719)	$8,013	$(10,116)	$(89,846)	$(1,227)	$(7,588)

					Three
					Months	Fiscal Year
	Fiscal Year End				Ended	Ended
	December 31,	December 31,	December 31,	December 29,	December 30,	September 30,
	2005	2004	2003	2002	2001	2001
	(in thousands, except per share data)

(Loss) income per common share:
Basic and Diluted (before discontinued operations and cumulative effect of a change in accounting principle)	$(0.62)	$(0.31)	$(0.16)	$(0.72)	$(0.02)	$(0.11)
Basic and Diluted	$(0.62)	$0.13	$(0.16)	$(1.39)	$(0.02)	$(0.12)
Weighted average common shares outstanding:
Basic	72,381	64,900	64,684	64,670	64,658	64,096
Diluted	72,381	65,288	64,684	64,670	64,658	64,096
Other Financial Data:
Capital expenditures	$4,484	$2,998	$3,365	$3,994	$830	$5,595
Net cash provided by (used in) operating activities	$11,733	$12,839	$13,226	$10,666	$(7,377)	$17,023
Net cash provided by (used in) investing activities	$48,798	$75,458	$(231,170)	$9,265	$(837)	$(35,181)
Net cash (used in) provided by financing activities	$(67,407)	$(1,874)	$192,123	$(141)	$(46)	$18,499
Consolidated Balance Sheet Data:
Cash and cash equivalents	$125,156	$132,032	$45,609	$71,430	$51,640	$59,900
Total assets	$1,013,217	$1,009,723	$842,282	$634,767	$687,078	$700,178
Total debt (including current portion)	$423,130	$453,947	$454,194	$328,310	$327,631	$327,452
Preferred stock	$89,932	$84,914	$76,366	$—	$—	$—
Total stockholders’ equity	$274,827	$312,636	$216,676	$227,425	$308,199	$309,426

(1)	Below are revenue and expenses related to a two-year AOL Time Warner, Inc. barter agreement which concluded in August 2002 and are included in continuing operations. These results are non-recurring and had a significant non-cash impact for the periods:

	Impact on
	Net	Operating
	Revenue	Expense
	($ in thousands)

Fiscal year ended September 30, 2001	$10,409	(10,234)
Three months ended December 30, 2001	$2,437	(2,433)
Fiscal year ended December 29, 2002	$6,351	(6,366)

(2)	Station operating expenses include engineering, programming, selling and general and administrative expenses, but exclude stock-based programming expenses, which are listed separately.

(3)	We were required to issue warrants to the International Church of the FourSquare Gospel (“ICFG”) from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, April 30, May 31, June 30, July 31, August 31, and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. We assigned these warrants an aggregate fair market value of approximately $2.9 million based on the Black-Scholes option pricing model. The fair market value of each warrant was recorded as a non-recurring stock-based programming expense on the respective date of grant.

(4)	Interest expense, net, includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(5)	For the fiscal year ended December 31, 2005, we repaid $481.2 million of the outstanding indebtedness, redemption premiums and accrued interest under a senior credit facility and the 9 5/8% senior subordinated notes due 2009. We recorded an extraordinary loss of approximately $32.6 million, which relates to the write-off of the related unamortized deferred financing costs and call premiums.

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

(6)	On December 31, 2001, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ” (SFAS No. 144). Under SFAS No. 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. We determined that the sales of KPTI-FM serving the San Francisco, California market, KLEY-FM and KSAH-AM serving the San Antonio, Texas market and KTCY-FM serving the Dallas, Texas market, each met the criteria in accordance with SFAS No. 144. The results of operations of these stations have been classified as discontinued operations in the selected historical consolidated statements of operations.

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

Overview

We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and operate 20 radio stations in markets that reach approximately 49% of the U.S. Hispanic population, and two television stations, which are expected to reach approximately 1.5 million households in the South Florida market. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “Mega TV”, serving the South Florida market. We also occasionally produce live concerts and events throughout the United States and Puerto Rico. In addition, we operate LaMusica.com, a bilingual Spanish-English website providing content related to Latin music, entertainment, news and culture.

On March 1, 2006, we acquired television stations WSBS-TV (Channel 22, formerly known as WDLP-TV) and its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, serving the South Florida market. On March 1, 2006, we also launched Mega TV, our general interest Spanish-language television operation. We intend to design our television programming to meet a broad range of preferences of the U.S. Hispanic market, directed primarily at the 18 to 49 year old age bracket. We plan to develop approximately 60% of our programming and expect to commission other content from Spanish-language production partners. The channel will initially feature televised versions of our Miami top-rated radio shows, debate shows, dance and music contests, reality and entertainment shows and game shows. We are currently broadcasting in the South Florida market. We anticipate that television revenue will be generated primarily from the sale of local and national market advertising.

The success of each of our stations depends significantly upon its audience ratings and share of the overall advertising revenue within its market. The broadcasting industry is a highly competitive business, but some barriers to entry do exist. Each of our stations competes with both Spanish-language and English-language stations in its market, as well as with other advertising media such as newspapers, cable television, the Internet, magazines, outdoor advertising, satellite radio, transit advertising and direct mail marketing. Factors which are material to our competitive position include management experience, our stations’ rank in their markets, signal strength and frequency and audience demographics, including the nature of the Spanish-language market targeted by a particular station.

Our primary source of revenue is the sale of advertising time on our stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our stations are able to charge, as well as the overall demand for advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising demand from local and national advertisers. Typically for the broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses are compensation expenses, programming expenses, professional fees and advertising and promotional expenses. Our senior management strives to control these expenses, as well as other expenses, by working closely with local station management and others, including vendors.

Fiscal Year Ended 2005 Compared to Fiscal Year Ended 2004

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments.

	Fiscal Years Ended		Change
	2005	2004	$	%
	(In thousands)

Net revenue:
Radio	$169,832	156,443	13,389	9%
Television	—	—	—	0%

Consolidated	$169,832	156,443	13,389	9%
Engineering and programming expense:
Radio	$32,098	30,941	1,157	4%
Television	1,949	—	1,949	100%

Consolidated	$34,047	30,941	3,106	10%
Selling, general and administrative:
Radio	$67,875	57,261	10,614	19%
Television	1,240	—	1,240	100%

Consolidated	$69,115	57,261	11,854	21%
Operating income (loss) before corporate expenses, depreciation and amortization and loss (gain) on sales of assets, net:
Radio	$69,859	68,241	1,618	2%
Television	(3,189)	—	(3,189)	100%

Consolidated	$66,670	68,241	(1,571)	(2)%
Depreciation and amortization:
Radio	$3,366	3,308	58	2%
Television	81	—	81	100%

Consolidated	$3,447	3,308	139	4%
Capital expenditures:
Radio	$2,563	2,677	(144)	(4)%
Television	1,326	—	1,326	100%
Corporate	595	321	274	85%

Consolidated	$4,484	2,998	1,487	50%

	As of December 31,
Total Assets:	2005	2004

Radio	$1,010,020	1,009,723
Television	3,197	—

Consolidated	$1,013,217	1,009,723

The following summary table presents a comparison of our operating results of operations for the fiscal years ended December 31, 2005 and 2004. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	Fiscal Years Ended		Change
	2005	2004	$	%
	(In thousands)

Net revenue	$169,832	$156,443	13,389	9%
Engineering and programming expenses	34,047	30,941	3,106	10%
Selling, general and administrative expenses	69,115	57,261	11,854	21%
Corporate expenses	14,359	13,346	1,013	8%
Depreciation and amortization	3,447	3,308	139	4%
Loss (gain) on sales of assets, net of disposal costs	645	(5,461)	6,106	(112)%

Operating income from continuing operations	$48,219	$57,048	(8,829)	(15)%
Interest expense, net	(35,619)	(41,109)	5,490	(13)%
Loss on early extinguishment of debt	(32,597)	—	(32,597)	(100)%
Other income, net	1,769	164	1,605	979%
Income tax expense	17,034	16,495	539	3%
Income (loss) on discontinued operations, net of taxes	(8)	28,410	(28,418)	(100)%

Net (loss) income	$(35,270)	$28,018	(63,288)	(226)%

Net Revenue.  The increase in net revenue was due to our radio segment. Our New York radio market had double-digit growth, primarily from local revenues. In addition, our new radio station in San Francisco, KRZZ-FM, had year-over-year net revenue growth of approximately $4.8 million. Also, contributing to the increase in net revenue was our Los Angeles radio market, which had high single-digit net revenue growth primarily from local and promotional events. Our new television segment had no net revenue for 2005 or 2004, as it debuted on March 1, 2006.

Engineering and Programming Expenses.  The increase in engineering and programming expenses was mainly due to our new television segment, which totaled $1.9 million in expenses, primarily related to start-up programming costs. Our radio segment’s engineering and programming expenses increased as a result of our new radio station in San Francisco, KRZZ-FM, totaling an increase of approximately $1.0 million. These expenses were offset by a decrease in compensation and benefits.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was mainly due to our radio segment. Radio’s selling, general and administrative expenses increased as a result of (a) expenses associated with our new station in San Francisco, KRZZ-FM, totaling approximately $4.6 million; (b) barter expense due to related marketing costs; (c) professional fees mainly related to our compliance with the Sarbanes-Oxley Act of 2002; (d) promotional events expenses; (e) rent expense related to a new lease for our Miami radio stations’ facilities; and, (f) local commissions due to the increase in net revenue. These expenses were offset by a decrease in the provision for doubtful accounts receivable and national sales commissions. Our new television segment’s selling, general and administrative expenses totaled $1.2 million related mainly to compensation and professional fees.

Corporate Expenses.  The increase in corporate expenses was mainly a result of an increase in employee compensation and benefits and legal and professional fees, offset by a decrease in directors and officers insurance and travel and entertainment expenses.

Loss (gain) on sales of assets, net.  The year ended 2005 loss on the sales of assets is related mainly to disposal transaction costs incurred related to the sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006. The year ended 2004 gain on the sales of assets is related to the sale of the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM serving the

Chicago, Illinois market, for a cash purchase price of $28.0 million. We recognized a gain of approximately $5.5 million, net of closing costs.

Operating Income from Continuing Operations.  The decrease in operating income from continuing operations was primarily attributed to the decrease in the (loss) gain on the sales of assets and our new television segment’s start-up station operating expenses prior to it debut on March 1, 2006, offset by increases in net revenue.

Interest Expense, Net.  The decrease in interest expense, net, was due primarily to lower interest expense incurred with respect to the senior secured credit facilities we entered into on June 10, 2005 versus interest expense incurred on our prior debt structure. In addition, interest expense, net, decreased due to an increase in interest income resulting from a general increase in interest rates on our cash balances.

Loss on early extinguishment of debt.  The loss on early extinguishment of debt was due to (a) call premiums paid and the write-off of unamortized discount and deferred financing costs related to the redemption of our 9 5/8% senior subordinated notes, due 2009, on July 12, 2005 and (b) the write-off of deferred financing costs related to the pay-down of the $135.0 million senior secured credit facility term loan due 2009, on June 10, 2005.

Other Income, net.  The increase in other income, net, was due to the reversal of the legal judgment upon appeal, in the Hurtado Case, which was expensed in a prior period.

Income Taxes.  The increase in income tax expense was due primarily to an increase in our statutory income tax rate from 40.0% to 40.7% related to the change in state apportionment caused by an increase in California sales, which is a higher state tax jurisdiction. Our effective book tax rate has been impacted by the adoption of SFAS No. 142, which resulted in us no longer being assured that the reversal of our deferred tax liabilities related to our intangible assets would take place during our net operating loss carryforward period. Therefore, our effective book tax rate is impacted by a valuation allowance on substantially all of our deferred tax assets.

Discontinued Operations, Net of Taxes.  The decrease in discontinued operations, net of taxes, was primarily attributable to (a) the $11.6 million gain recognized in the prior year on the sale of our San Antonio stations, KLEY-FM and KSAH-AM, net of closing costs and taxes, and (b) the $16.6 million gain we recognized in the prior year on the sale of our San Francisco station, KPTI-FM, net of closing costs and taxes.

Net (Loss) Income.  The decrease in net income (loss) was primarily due to the loss on early extinguishment of the debt, decreases in income from discontinued operations and operating income of continuing operations, offset by a decrease in interest expense, net.

Fiscal Year Ended 2004 Compared to Fiscal Year Ended 2003

The following summary table presents a comparison of our results of operations for the fiscal years ended December 31, 2004 and 2003. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	Fiscal Years Ended		Change
	2004	2003	$	%
	(In thousands)

Net revenue	$156,443	$135,266	21,177	16%
Engineering and programming expenses	30,941	23,329	7,612	33%
Stock-based programming expenses	—	2,943	(2,943)	(100)%
Selling, general and administrative expenses	57,261	50,045	7,216	14%
Corporate expenses	13,346	17,853	(4,507)	(25)%
Depreciation and amortization	3,308	2,901	407	14%
Gain on sales of assets, net of disposal costs	(5,461)	—	(5,461)	100%

	Fiscal Years Ended		Change
	2004	2003	$	%
	(In thousands)

Operating income from continuing operations	$57,048	$38,195	18,853	49%
Interest expense, net	(41,109)	(36,622)	(4,487)	12%
Other income, net	164	1,125	(961)	(85)%
Income tax expense	16,495	11,280	5,215	46%
Income (loss) on discontinued operations, net	28,410	(168)	28,578	N/A

Net income (loss)	$28,018	$(8,750)	36,768	N/A

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

Gain on sales of assets, net.  On July 26, 2004, we entered into an asset purchase agreement with Newsweb Corporation to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM serving the Chicago, Illinois market, for a cash purchase price of $28.0 million. On November 30, 2004, we completed the sale of the assets of the radio stations, which consisted of $21.3 million of intangible assets and $1.0 million of property and equipment. We recognized a gain of approximately $5.5 million, net of closing costs. We determined that the sale of these stations did not meet the criteria under SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 144), to be classified as discontinued operations.

Operating Income from Continuing Operations.  The increase in operating income from continuing operations was primarily attributed to the increase in net revenues and decrease in stock-based programming expenses and corporate expenses and the gain on sale of stations.

Interest Expense, Net.  The increase in interest expense, net, was due to interest incurred on our $125.0 million senior secured credit facility term loan due 2009 that was entered into on October 30, 2003.

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

Discontinued Operations, Net of Taxes.  We determined that the sale of our KLEY-FM and KSAH-AM stations serving the San Antonio, Texas market, and the sale of our KPTI-FM station serving the San Francisco, California market, respectively, each met the criteria, in accordance with SFAS No. 144, to classify their respective operations as discontinued operations. Consequently, these stations’ results from operations for the fiscal years 2003 and 2004 have been classified as discontinued operations. The increase in discontinued operations, net of taxes, was primarily attributable to the $11.6 million gain recognized on the sale of our San Antonio KLEY-FM and KSAH-AM stations and the $16.6 million gain recognized on the sale of our San Francisco KPTI-FM station, net of closing costs and taxes, respectively.

Net Income (Loss).  The increase in net income was primarily due to the gain on the sales of radio stations and income from discontinued operations, and an increase in operating income from continuing operations, offset by increases in interest expense, net and income tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under our $25.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designations governing our preferred stock and the credit agreements governing our First Lien Credit Facility. Additionally, our certificates of designations and credit agreements each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $125.2 million and $132.0 million as of December 31, 2005 and 2004, respectively.

The following summary table presents a comparison of our capital resources for the fiscal years ended December 31, 2005 and 2004, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and notes.

	Fiscal Years Ended		Change
	2005	2004	$
	(In thousands)

Capital expenditures	$4,484	$2,998	1,486

Net cash flows provided by operating activities	11,733	$12,839	(1,106)
Net cash flows provided by investing	48,798	75,458	(26,660)
Net cash flows used in financing activities	(67,407)	(1,874)	(65,533)

Net (decrease) increase in cash and cash equivalents	$(6,876)	$86,423

Net Cash Flows Provided by Operating Activities.  Changes in our net cash flows from operating activities were primarily a result of the decrease in cash we paid to vendors and for interest, offset mainly by a decrease in cash we received from customers.

Net Cash Flows Provided by Investing Activities.  Changes in our net cash flows from investing activities were primarily a result of (a) deposits totaling $55.0 million received for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by our capital expenditures for 2005 and (b) proceeds of $79.7 million received in 2004 for the sale of San Antonio stations KLEY-FM and KSAH-AM, San Francisco station KPTI-FM, and Chicago stations WDEK-FM, WKIE-FM and WKIF-FM, offset by capital expenditures.

Net Cash Flows Used In Financing Activities.  Changes in our net cash flows from financing activities were primarily a result of our 2005 refinancing, which caused us to (a) pay down the $135.0 million senior secured credit facility term loan due 2009, (b) redeem the 9 5/8% senior subordinated notes due 2009 and (c) incur additional financing costs. Offsetting these outflows were the inflows from the new Credit Facilities.

The following summary table presents a comparison of our capital resources for the fiscal years ended December 31, 2004 and 2003, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Fiscal Years Ended		Change
	2004	2003	$
	(In thousands)

Capital expenditures	$2,998	$3,365	(367)

Net cash flows provided by operating activities	$12,839	$13,226	(387)
Net cash flows provided by (used in) investing	75,458	(231,170)	306,628
Net cash flows (used in) provided by financing activities	(1,874)	192,123	(193,997)

Net increase (decrease) in cash and cash equivalents	$86,423	$(25,821)

Net Cash Flows Provided By Operating Activities.  Changes in our net cash flows from operating activities were primarily a result of the increase in cash paid to vendors, suppliers and employees, which caused the decreases in working capital balances, offset by an increase in cash received from customers.

Net Cash Flows Provided by (Used In) Investing Activities.  Changes in our net cash flows from investing activities were primarily a result of the proceeds received from the sale of radio stations KLEY-FM and KSAH-AM in January 2004, KPTI-FM in September 2004 and WDEK-FM, WKIE-FM and WKIF-FM in November 2004. Cash used in investing activities in 2003 was due to the acquisition of radio stations in 2003.

Net Cash Flows (Used In) Provided By Financing Activities.  Changes in our net cash flows from financing activities were primarily a result of the additional offering costs related to our Series B preferred stock, financing costs and the principal payment made on our senior secured credit facility term loan due 2009. Cash provided by financing activities in 2003 related to proceeds from the senior secured credit facility term loan due 2009 and Series B preferred stock offering on October 30, 2003.

Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required interest and quarterly principal payments pursuant to the credit agreements governing our senior secured credit facility due 2012 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate in any material respect;

•	we will continue to successfully implement our business strategies; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities and legal judgements.

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate and, if available, will obtain financing by issuing debt or stock.

On June 10, 2005, we entered into new senior secured credit facilities with affiliates of Lehman, Merrill Lynch, and Wachovia. The senior secured credit facilities provided for an aggregate of $425.0 million in funded term loans, consisting of a $325.0 million senior secured credit facility due 2012 (“First Lien Credit Facility”), plus a $25.0 million revolving loan facility and a $100.0 million senior secured credit facility due 2013 (“Second Lien Credit Facility”).

On June 10, 2005, approximately $123.7 million of the proceeds from the new senior secured credit facilities were used to repay our $135.0 million senior secured credit facility term loan due 2009 and related accrued interest. As a result, we incurred a loss on early extinguishment of debt, totaling approximately $3.2 million, related to write-offs of deferred financing costs. The remaining proceeds, together with cash on hand totaling approximately

$357.5 million, were placed in escrow with the trustee to redeem all of our $335.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009, including the redemption premium and accrued interest through the redemption date. On July 12, 2005, we redeemed the 9 5/8% senior subordinated notes due 2009 and we incurred a loss on extinguishment of debt, totaling approximately $29.4 million related to call premiums on the notes, and the write-off of unamortized discount and deferred financing costs.

On June 29, 2005, we entered into a five-year interest rate swap to hedge against the potential impact of increases in interest rates on the First Lien Credit Facility. The interest rate swap fixed our LIBOR interest rate for five years at 4.23%, plus the applicable margin (2.00% as of December 31, 2005 and 1.75% as of February 17, 2006). We are accounting for our interest rate swap as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The fair market value of this swap at December 31, 2005 was an asset of $6.9 million. We have designated this interest rate swap as a cash flow hedge, and the swap was effective as anticipated during the year ended December 31, 2005. The net asset was recorded as a component of comprehensive income and no ineffectiveness was recognized.

On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC (“Styles Media Group”) pursuant to that certain asset purchase agreement, dated as of August 17, 2004, as amended on February 18, 2005, March 30, 2005 and July 29, 2005, by and among Styles Media Group, Spanish Broadcasting Systems Southwest, Inc. and us. Styles Media Group made non-refundable deposits to us on February 18, 2005, March 30, 2005, July 29, 2005 and December 22, 2005 in the amount of $6.0 million, $14.0 million, $15.0 million and $20.0 million, respectively, totaling $55.0 million. As a result of the LA Asset Sale, we will recognize a gain on the sale of assets, net of disposal costs, of approximately $57.0 million during the three months ended March 31, 2006.

On February 17, 2006, we repaid and terminated our Second Lien Credit Facility by using approximately $101.0 million of our net cash proceeds from the LA Asset Sale to pay the full amount owed under the Second Lien Credit Facility. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we will recognize a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the three-months ended March 31, 2006. Therefore, as of December 31, 2005, our Second Lien Credit Facility is classified as current debt.

On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and WDLP Licensing, Inc. (“Mega-Sub,” and together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television stations WDLP-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WDLP-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, and as previously amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC. WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “Mega TV”, serving the South Florida market. Mega TV debuted on the air on March 1, 2006.

In connection with the closing, Mega Media paid an aggregate purchase price equal to $37.6 million, consisting of (i) cash in the amount of $17.0 million, (ii) a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million, which we guarantee and is secured by the assets acquired in the transaction, (iii) deposits of $0.5 million and $1.0 million made on July 13, 2005 and January 6, 2006, respectively, and (iv) two extension payments of $0.3 million made on September 1, 2005 and January 6, 2006, respectively, in consideration for the extension of the closing date.

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

Contractual Obligations

The following table summarizes our principal and interest contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows for the remainder of 2006 and future periods ($ in thousands):

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter

Recorded Obligations:
Senior secured credit facility term loan due 2012(a)	$452,936	$22,531	$22,223	$22,029	$21,835	$23,941	$340,377
Senior secured credit facility term loan due 2013(b)	101,992	101,992	—	—	—	—	—
Other long-term debt(c)	956	149	149	149	149	149	211
10 3/4% Series B cumulative exchangeable redeemable preferred stock(d)	165,663	9,668	9,668	9,668	9,668	9,668	117,323

	$721,547	$134,340	$32,040	$31,846	$31,652	$33,758	$457,911

Unrecorded obligations:
Operating leases(e)	38,773	6,185	3,899	3,547	3,302	3,300	18,540
Employment agreements(f)	39,286	16,517	12,387	8,493	1,441	448	—
Purchase obligations(g)	20,070	5,044	4,027	4,022	3,346	3,530	101

	$98,129	$27,746	$20,313	$16,062	$8,089	$7,278	$18,641

Total obligations	$819,676	$162,086	$52,353	$47,908	$39,741	$41,036	$476,552

(a)	Our First Lien Credit Facility is a variable-rate debt instrument, but we entered into an interest rate swap to hedge (fix) our interest rate until June 2010. See Note 2(u) and 8 to our consolidated financial statements for additional information. For the purpose of calculating our contractual obligations, we assumed an interest rate of approximately 7.48% after the interest rate swap terminates.

(b)	Our Second Lien Credit Facility is a variable-rate debt instrument. On February 17, 2006, a portion of the net cash proceeds received from the LA Asset Sale was used to repay our borrowings under this credit facility.

(c)	Other long-term debt relates to a capital lease.

(d)	Our Series B preferred stock has no specified maturity. However, holders of the preferred stock may exercise an option on October 15, 2013, to require us to redeem all or a portion of their preferred stock. The holders of shares of Series B preferred stock are entitled to receive cumulative dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share. All dividends are cumulative from the date of issuance of the Series B preferred stock and are payable quarterly in arrears on October 15, January 15, April 15 and July 15 of each year. On or before October 15, 2008, we, at our option, may pay dividends in cash or in additional fully paid and non-assessable shares of Series B preferred stock (including fractional shares or, at our option, cash in lieu of fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. After October 15, 2008, dividends may be paid only in cash, which are included in this contractual obligation table. Our ability to pay cash dividends is subject to the terms of our credit facilities. For the purpose of calculating our contractual obligations we assumed that the Series B preferred stock will pay dividends in cash going forward as of December 31, 2005.

(e)	Included in our non-cancelable operating lease obligations are minimum lease payments for office space and facilities and certain equipment.

(f)	We are committed to employment contracts for certain executives, on-air talent, managers and others expiring through 2010.

(g)	Included are contracts for rating services, programming contracts, software contracts and others.

We have contingencies that are deemed not reasonably likely and thus not included in the above contractual obligation table. See Note 15 to the consolidated financial statements for further discussion.

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate and if available, will obtain financing by issuing debt or common stock.

We are in compliance with all covenants under our First Lien Credit Facility and all other debt instruments as of December 31, 2005 and expect to be in the foreseeable future.

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

Accounting for Intangible Assets

Our indefinite-lived intangible assets consist of FCC broadcast licenses. FCC licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.

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

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit. Accordingly, the enterprise must perform step two of the impairment test (measurement).

During the fourth quarter of the fiscal years ended 2005, 2004 and 2003, we performed an annual impairment review of our indefinite-lived intangible assets and determined that there was no impairment of intangible assets and goodwill.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for book and tax accounting. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheet. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting SFAS No. 142, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for the full amount of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between book and tax accounting. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2005, 2004 and 2003, we incurred bad debt expense of $1.0 million, $1.5 million and $0.3 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

Revenue Recognition

We recognize broadcasting revenue as advertisements are aired on our stations, subject to meeting certain conditions such as persuasive evidence that an arrangement exists, a fixed and determinable price, and reasonable assurance of collection. Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as customer advances.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously disclosed under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.

We are required to adopt SFAS No. 123R effective as of January 1, 2006, and plan to utilize the modified prospective method of adoption. As permitted by SFAS No. 123, we currently account for share-based payments to employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior years, the impact of that adoption would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma earnings per share in note 12(d) to our consolidation financial statements.

In December 2004, FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets (SFAS No. 153), which replaces the Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), exception for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring on or after January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years ended December 31, 2005 and 2004, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in interest rates and other relevant market risks. Our primary market risk is a change in interest rates associated with borrowings under the First Lien Credit Facility. Advances under the First Lien Credit Facility bear base rate or Eurodollar rate interest, plus applicable margins, which vary in accordance with prevailing economic conditions. Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances.

As part of our efforts to mitigate interest rate risk, on June 29, 2005, we entered into a five-year interest rate swap agreement that hedged (fixed) the interest rate, based on LIBOR, on our current Eurodollar rate of our $325.0 million First Lien Credit Facility at an interest rate for five years at 4.23%, plus the applicable margin (2.00% as of December 31, 2005 and 1.75% as of February 17, 2006). This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. As a result, we believe that interest rate risk is not material to our consolidated financial position or results of operations.

At December 31, 2005, all of our debt, other than our Second Lien Credit Facility, had fixed interest rates. If variable interest rates average 10% higher in 2006 than they did during 2005, our variable interest expense would increase by approximately $0.8 million, compared to a variable annualized estimated $8.0 million for 2005 measured as of December 31, 2005. If interest rates average 10% lower in 2006 than they did during 2005, our interest income from cash and investment balances would decrease by approximately $0.3 million, compared to $2.6 million for 2005. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2005.

Our credit exposure under our interest rate swap agreement reflects the cost of replacing an agreement in the event of non-performance by our counter-party. As a result, we selected a high credit quality financial institution as a counter-party. We do not anticipate nonperformance by such counter-party, and no material loss would be expected in the event of the counter-party’s nonperformance.

Our credit exposure related to our accounts receivable does not represent a significant concentration of credit risk due to the broad range of markets in which we operate and a diverse group of advertisers.

Item 8.	Financial Statements and Supplementary Data

The information called for by this Item 8 is included in Item 15, under “Financial Statements” and “Financial Statement Schedule” appearing at the end of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm or disagreements between us and them on accounting or financial disclosure during our two most recent fiscal years or any subsequent interim period.

Item 9A.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures.  Our principal executive and financial officers have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective at December 31, 2005, and during the period prior to and including the date of this report.

Changes In Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting.

As members of management of Spanish Broadcasting System, Inc (the “Company”), we are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under our supervision, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements and can only provide reasonable assurance with respect to the financial statement preparation and presentation even when those systems are determined to be effective. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although we are unable to eliminate this risk, it is possible to develop safeguards to reduce it. We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of December 31, 2005 in accordance with the COSO criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their audit report, a copy of which is included in this annual report on Form 10-K.

Date: March 16, 2006

/s/ Raúl Alarcón, Jr.	/s/ Joseph A. García

RAÚL ALARCÓN, JR.	JOSEPH A. GARCíA
Name: Raúl Alarcón, Jr.	Name: Joseph A. García
Title: Chairman of the Board of Directors, Chief Executive Officer and President	Title: Chief Financial Officer, Executive Vice President and Secretary

Item 9B.	Other Information

On March 7, 2006, we entered into a third amendment to the lease, dated as of December 14, 2000, as previously amended and modified (as amended, the “Lease”), with Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly-owned by Raul Alarcùon, Jr. The amendment provides for the expansion of our office space at our corporate headquarters, located in a 21-story office building in Coconut Grove, Florida. We previously entered into a second amendment to the Lease, effective as of December 1, 2004, which extended the term of the Lease to April 30, 2015, with the right to renew for two consecutive five-year terms under the terms of the lease, and further expanded the office space leased. The additional office space is used for the operation of our Miami broadcasting stations.

We currently pay a monthly rent of approximately $170,000 for this office space, including the additional space leased under the amendments to the Lease. We believe that the monthly rent we pay is at market rate.

See “Item 2. Properties” and “Item 13. Certain Relationships and Related Transactions.”

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our directors, executive officers and certain key employees as of December 31, 2005. Each of our directors and officers serves until his successor is elected and qualified.

Name	Age	Position

Raúl Alarcón, Jr.	49	Chairman of the Board of Directors, Chief Executive Officer and President
Pablo Raúl Alarcón, Sr.	79	Chairman Emeritus and Director
Joseph A. García	60	Chief Financial Officer, Executive Vice President and Secretary
Marko Radlovic	42	Chief Operating Officer and Executive Vice President
Dan Mason	54	Director
Antonio S. Fernandez	66	Director
Jose A. Villamil	59	Director
Jason L. Shrinsky	68	Director

Raúl Alarcón, Jr. joined us in 1983 as an account executive and has been our President and a director since October 1985 and our Chief Executive Officer since June 1994. On November 2, 1999, Mr. Alarcón, Jr. became our Chairman of the Board of Directors and continues as our Chief Executive Officer and President. Currently, Mr. Alarcón, Jr. is responsible for our long-range strategic planning and operational matters and is instrumental in the acquisition and related financing of each of our stations. Mr. Alarcón, Jr. is the son of Pablo Raúl Alarcón, Sr.

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

Joseph A. García has been our Chief Financial Officer since 1984, Executive Vice President since 1996 and Secretary since November 2, 1999. Mr. García is responsible for our financial affairs, operational matters and investor relations, and he has been instrumental in the acquisition and related financing of our stations. Before joining us in 1984, Mr. García spent thirteen years in international financial planning positions with Philip Morris Companies, Inc. and Revlon, Inc., where he was manager of financial planning for Revlon — Latin America.

Marko Radlovic became our Chief Operating Officer and Executive Vice President on July 21, 2005. Previously, Mr. Radlovic was our Chief Revenue Officer from December 1, 2003 through July 20, 2005. Mr. Radlovic is responsible for day to day operational matters and overseeing the revenue and profit performance of all of our broadcast station matters. Mr. Radlovic was Vice President/General Manager for our Los Angeles radio cluster from January 2002 until November 2003 and previously served as Vice President of Sales for the Los Angeles cluster. Prior to joining us, he was Market Manager for Cumulus Media in Southern California from January 2001 until August 2001 and was Vice President/General Manager for AM/FM Inc. in Los Angeles from October 1998 to October 2000.

Dan Mason became one of our directors on July 10, 2003. Mr. Mason, a veteran of the radio broadcasting industry with nearly 30 years of experience, was most recently President of Infinity Radio from 1999 to 2002 and President of CBS Radio from 1995 to 1999. Mr. Mason currently serves as a consultant to various companies in the radio broadcasting industry. Besides his tenure at Infinity Radio and CBS Radio, Mr. Mason also served as President of Group W Radio and Cook Inlet Radio Partners, L.P. Since 1999, Mr. Mason has also served on the board of directors of CBS Marketwatch.com and CBS Switchboard.com.

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

Jason L. Shrinsky became one of our directors on November 2, 1999. Mr. Shrinsky is special counsel to the law firm Kaye Scholer LLP, which he joined as a partner in 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye Scholer LLP has served as our legal counsel for more than 20 years.

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

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2005, all the Reporting Persons complied with all applicable filing requirements, except that reports covering one transaction by each of Joseph A. Garcia, Marko Radlovic and Jason L. Shrinsky were filed late.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our employees, officers and directors and is publicly available on our website at www.spanishbroadcasting.com. If we make substantive amendments to this Code of Ethics or grant any waiver from its provisions to our principal executive, financial or accounting officers, or persons performing similar functions, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K within four days of such amendment or waiver.

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

The following table sets forth all compensation awarded to, earned by or paid for services rendered to SBS and its subsidiaries, in all capacities during the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003, by our Chief Executive Officer and President and our next highest paid executive officers at December 31, 2005, whose total annual salary and bonus exceeded $100,000.

Summary Compensation Table

								Long Term
								Compensation
								Awards
	Annual Compensation							Securities
						Other Annual		Underlying
					Bonus	Compensation		Options/SARs
Name	Principal Position	Year	Salary($)		($)	($)		(#)

Raúl Alarcón, Jr.	Chief Executive	2005	$1,226,403		$1,009,607	$142,399	(a)	100,000
	Officer, President	2004	1,226,888		985,245	160,862	(a)	100,000
	and Chairman of the	2003	1,226,888		710,183	162,800	(a)	100,000
	Board of Directors
Joseph A. García	Executive Vice	2005	$441,154		$200,000	$—	(b)	25,000
	President, Chief	2004	400,000		200,000	—	(b)	50,000
	Financial Officer	2003	400,000		160,000	—	(b)	—
	and Secretary
Marko Radlovic(c)	Chief Operating	2005	$500,000		$140,000	$—	(b)	87,500
	Officer and	2004	500,000		50,000	—	(b)	62,500
	Executive Vice	2003	416,538		97,199	—		90,000
	President
William B. Tanner(e)	Executive Vice	2005	$517,066	(f)	$166,000	$—	(b)	15,000
	President of	2004	658,972		391,500	64,300	(d)	15,000
	Programming	2003	617,540		446,500	—	(b)	15,000

(a)	Mr. Alarcón, Jr. received personal benefits in addition to his salary and bonus, including payments for tax services and use of automobiles. For the fiscal year 2005, we paid $96,648 for automobiles used by Mr. Alarcón, Jr., $34,916 for tax services and $10,835 for his life insurance policy. For the fiscal year 2004, we paid $90,929 for automobiles used by Mr. Alarcón, Jr., $13,203 for personal travel expenses, $46,960 for tax services and $9,770 for his life insurance policy. For the fiscal year 2003, we paid $82,265 for automobiles used, including a driver’s salary, for Mr. Alarcón, Jr., $40,534 for personal travel expenses, $31,266 for tax services and $8,735 for his life insurance policy.

(b)	Excludes perquisites and other personal benefits, securities or property which aggregate the lesser of $50,000 or 10% of the total of annual salary and bonus.

(c)	Mr. Radlovic became our Chief Operating Officer and Executive Vice President in July 2005. He was our Chief Revenue Officer from December 1, 2003 through July 20, 2005. For the preceding portion of fiscal year 2003, he served as Vice President/General Manager for our Los Angeles radio cluster and was not an executive officer.

(d)	Mr. Tanner received $24,000 for automobile allowances in addition to his salary and bonus. In addition, Mr. Tanner realized $40,300 upon exercise of 10,000 shares of Class A common stock at an exercise price of $7.07 on November 30, 2004.

(e)	William B. Tanner’s employment with SBS terminated on August 31, 2005.

(f)	Includes $35,602 reimbursed to Mr. Tanner for unused vacation time.

Stock Options

The following table sets forth information concerning the grant of stock options to each of the named executive officers in the fiscal year ended December 31, 2005:

Option/SAR Grants in Last Fiscal Year

	Individual Grants
		Percent of
		Total			Potential Realizable Value
	Number of	Options/SARs			at Assumed Annual Rates
	Securities	Granted to			of Stock Price
	Underlying	Employees in	Exercise or		Appreciation for Option
	Options/SARs	Fiscal Year	Base Price	Expiration	Term
Name	Granted(#)(a)	2005	($/Sh)	Date	5%($)	10%($)

Raúl Alarcón, Jr.	100,000(b)	26.4%	$6.27	10/25/15	$394,317	$999,277
Joseph A. García	25,000(c)	6.6	10.79	03/07/15	169,644	429,912
Marko Radlovic	25,000(d)	6.6	8.50	07/21/15	133,640	338,671
Marko Radlovic	62,500(e)	16.5	5.08	11/23/15	199,675	506,013
William B. Tanner	15,000(f)	4.0	7.65	10/31/05	—	—

(a)	These options were granted under our 1999 Stock Option Plan. The options that are not otherwise exercisable prior to a change in control of SBS will become exercisable on the date of a change in control of SBS and will remain exercisable for the remainder of the term of the option, as discussed in our 1999 Stock Option Plan.

(b)	Mr. Alarcón, Jr.’s options vested and became exercisable immediately upon the granting of such options on October 25, 2005.

(c)	Fifty percent of Mr. García’s options vested immediately on March 7, 2005, the date of grant, and the rest vested on March 7, 2006.

(d)	One hundred percent of Mr. Radlovic’s options vest on August 21, 2006, one year after the date of the grant.

(e)	Thirty-three percent of Mr. Radlovic’s options vest on November 23, 2006, one year after the date of the grant, and the rest vest ratably over a two-year period.

(f)	Mr. Tanner terminated his employment with SBS on August 31, 2005. Mr. Tanner’s option vested and became exercisable immediately upon the granting of such option on August 30, 2005, but expired on October 31, 2005.

The following table sets forth certain information regarding stock options exercised by the named executive officers during fiscal year 2005, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and nonexercisable stock options as of December 31, 2005. Also reported are the values of “in the money” options which represent the positive spread between the exercise price of any existing stock options and the Class A common stock price as of December 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal
Year and Fiscal Year End Options/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares	Value	Options/SARs at Fiscal		at Fiscal
	Acquired on	Realized	Year End 2005 (#)		Year End 2005($)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Raúl Alarcón, Jr.	—	—	700,000	—	$—	$—
Joseph A. García	—	—	502,500	72,500	29,700	—
Marko Radlovic	—	—	145,834	129,166	—	1,875

Director Compensation

All directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. Directors who are officers do not receive compensation for serving on our Board of Directors. Our non-employee directors are eligible to receive options under our Non-Employee Director Stock Option Plan and directors’ fees.

In connection with his election to the Board of Directors on November 2, 1999, we granted Jason L. Shrinsky options to purchase 50,000 shares of Class A common stock, with an exercise price of $20.00 per share, of which, options to purchase 10,000 shares vested immediately, and the remaining options to purchase 40,000 shares vested ratably over four years. In addition, on March 7, 2005, the Compensation Committee granted Mr. Shrinsky options to purchase 50,000 shares of Class A common stock at an exercise price of $10.79 per share, of which, options to purchase 10,000 shares vested immediately and the remaining options to purchase 40,000 shares vest ratably over four years. Mr. Shrinsky holds his options for the benefit of the law firm, Kaye Scholer LLP.

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

During the fiscal year ended December 31, 2005, we made payments in the amount of $75,000 to each of Messrs. Mason, Fernandez and Villamil for their services rendered as directors. Mr. Shrinsky declined to accept a fee. We paid for the use of an automobile by Mr. Alarcón, Sr. in the amount of $35,703 during the fiscal year ended 2005. As of June 9, 2004, the Board of Directors determined that the annual fees paid to non-employee directors for service on the Board of Directors and committees should consist of $25,000 for service on the Board of Directors; $25,000 for service on the Audit Committee; and $25,000 for service on the Compensation Committee.

See “Item 11. Executive Compensation — Stock Plans — Non-Employee Director Stock Option Plan.”

Employment Agreements and Arrangements

     Raúl Alarcón, Jr.

We have an employment agreement with Raúl Alarcón, Jr. dated as of October 25, 1999, pursuant to which Mr. Alarcón, Jr. serves as our Chairman of the Board of Directors, Chief Executive Officer and President. The agreement became effective on October 27, 1999 and automatically renews for successive one-year periods after December 31, 2004, unless earlier terminated pursuant to the terms of the agreement. The agreement provides for a base salary of not less than $1.0 million for each year of the employment term, which may be increased by the Board of Directors. Under the terms of the agreement, Mr. Alarcón, Jr. is entitled to receive an annual cash performance bonus based on annual same station operating income or a greater amount in the discretion of the Board of Directors. Mr. Alarcón, Jr. has the right to receive options to purchase 100,000 shares of Class A common stock each year of his employment term at an exercise price equal to the fair market value of our Class A common stock on the respective grant date. Mr. Alarcón, Jr. is also entitled to participate in our employee benefit plans and to receive other non-salary benefits, such as health insurance, life insurance, reimbursement for business related expenses and reimbursement for personal tax and accounting expenses. The agreement provides that Mr. Alarcón, Jr.’s employment may be terminated at the election of the Board of Directors upon his disability or for cause (as defined in the agreement). Pursuant to the agreement, Mr. Alarcón, Jr. is entitled to the use of an automobile and a driver at our expense.

Joseph A. García

We have an employment agreement with Joseph A. García dated as of December 7, 2000, pursuant to which Mr. García serves as our Chief Financial Officer, Executive Vice President and Secretary. The agreement became effective on December 7, 2000 and automatically renews for successive one-year periods after December 7, 2005, unless otherwise provided in writing. On March 7, 2005, the Compensation Committee increased Mr. García’s annual base salary from $400,000 to $450,000, effective March 1, 2005. In addition, Mr. García is entitled to receive an annual cash bonus to be determined by the Board of Directors, based on performance and operating targets achieved by SBS. Mr. García received an option to purchase 100,000 shares of Class A common stock, with 20% vesting immediately and the rest vesting ratably over a four-year period at an exercise price of $4.81 per share, for past performance. Mr. García is entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement for business related expenses. Mr. García received an option to purchase 250,000 shares of Class A common stock, at an exercise price of $20.00 per share, all of which have vested, pursuant to a previously effective employment agreement, which was superseded by the current employment agreement. In addition, on March 7, 2005, the Compensation Committee granted Mr. García an option to purchase 25,000 shares of Class A common stock at an exercise price of $10.79 per share, with 50% vesting immediately and the remaining 50% vesting on March 7, 2006.

Marko Radlovic

We have an employment agreement with Marko Radlovic dated as of October 31,2003, as amended on July 21, 2005 (the “Employment Agreement”) pursuant to which Mr. Radlovic serves as our Chief Operating Officer and Executive Vice President. The Employment Agreement expires on July 20, 2008 and automatically renews for successive one-year periods after July 20, 2008, unless we provide notice of our intention not to renew. The Employment Agreement provides for an annual base salary of $500,000. Under the terms of the Employment Agreement, Mr. Radlovic received (i) an option to purchase 90,000 shares of Class A common stock, with 33% vesting immediately and the rest vesting ratably over a two-year period, (ii) options to purchase an aggregate of 87,500 shares of Class A common stock to be granted based on merit in each of the second and third years of the employment term and which will vest ratably in the three years following the grant date, in each case at an exercise price equal to the closing price of our Class A common stock on the business day of each respective grant date, and (iii) quarterly performance bonuses based on net sales per quarter meeting certain sales and cash flow budget targets. Mr. Radlovic is also entitled to receive standard employee benefits provided to all of our executives, such as health, life and long-term disability insurance and reimbursement of business related expenses. He is also entitled to reimbursement of relocation expenses and a monthly automobile allowance. In addition, on November 23, 2005, the Compensation Committee granted Mr. Radlovic an option to purchase 62,500 shares of Class A common stock at an exercise price of $5.08 per share, with 33% vesting immediately and the remaining options vesting 33% each year on the anniversary of November 23, 2006.

Stock Plans

1999 Stock Option Plan

We adopted an option plan to incentivize our present and future executives, managers and other employees through equity ownership. The option plan provides for the granting of stock options to individuals selected by the Compensation Committee of the Board of Directors (or a subcommittee of the Compensation Committee or by the Board of Directors if such committees are not appointed). An aggregate of 3,000,000 shares of Class A common stock have been reserved for issuance under this option plan. The option plan allows us to tailor incentive compensation for the retention of personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. During the fiscal year ended December 31, 2005, options to purchase 379,000 shares of Class A common stock were granted under this plan at exercise prices ranging from $5.08 to $10.79 per share.

Pursuant to the option plan, the Compensation Committee has discretion to select the participants, to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the option plan. The option plan terminates on September 26, 2009, ten years from the date that it was approved and adopted by the stockholders of SBS. Generally, a participant’s rights and interest under the option plan are not transferable except by will or by the laws of descent and distribution.

Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of our Class A common stock at a price fixed by the Compensation Committee. The option price may be, equal to or higher than the fair market value of the underlying shares of Class A common stock, but in no event will the exercise price of an incentive stock option be less than the fair market value on the date of grant.

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

     Non-Employee Director Stock Option Plan

We also adopted a separate option plan for our non-employee directors. The terms of the plan provide that the Board of Directors has the discretion to grant stock options to any non-employee director. An aggregate of 300,000 shares of Class A common stock have been reserved for issuance under this option plan. The plan terminates on September 26, 2009, ten years from the date that it was approved and adopted by the stockholders of SBS. The plan is administered by the Board of Directors.

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

401(k) Plan

We offer a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering our employees. Pursuant to the 401(k) Plan, an employee may elect to contribute to the 401(k) Plan 1%-15% from his/her annual salary, not to exceed the statutorily prescribed annual limit, which was $14,000 for 2005. We may, at our option and in our sole discretion, make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants. To date, we have not made any such contributions. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code so that contributions by employees or by us to the 401(k) Plan and income earned on plan contributions are not taxable to employees until distributed to them and contributions by us will be deductible by us when, and if, made. The trustees under the 401(k) Plan, at the direction of each participant, invest such participant’s assets in the 401(k) Plan in selected investment options.

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

In June of 2003, after lengthy negotiations, a settlement proposal was embodied in a memorandum of understanding among the investors in the plaintiff class, the issuer defendants and the issuer defendants’ insurance carriers. On July 23, 2003, our Board of Directors approved both the memorandum of understanding and an agreement between the issuer defendants and the insurers. The principal components of the settlement include: (i) a release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; (ii) the assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the underwriter defendants; and (iii) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs against the underwriter defendants. The payments will be charged to each issuer defendant’s insurance policy on a pro rata basis.

On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its Opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice, and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005 and it has since received unanimous approval from all the non-bankrupt issuers. On August 31, 2005, the Court issued an order of preliminary approval, reciting that the Amendment had been entered into by the parties to the Issuers’ Settlement Stipulation.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of three independent directors: Jose A. Villamil, our Compensation Committee Chairman, Antonio S. Fernandez and Dan Mason. Mr. Mason became a member of the Compensation Committee on July 10, 2003. Messrs. Villamil and Fernandez became members of the Compensation Committee on June 30, 2004.

See “Item 13. Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of our Class A Common Stock and our Class B Common Stock as of March 13, 2006, by:

•	each person known by us to beneficially own more than 5% of any class of common stock;

•	each director and each executive officer of SBS; and

•	all named executive officers and directors as a group.

Unless indicated below, each stockholder listed had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable. As of the record date, there were 40,096,095 shares of Class A Common Stock and 24,503,500 shares of Class B Common Stock outstanding. In addition, as of the record date there were 380,000 shares of Series C Preferred Stock, which are convertible into 7,600,000 shares of Class A Common Stock and which vote on an as-converted basis with the Common Stock. Accordingly, in the percentage calculations in the table below, we treat the 7,600,000 shares of Class A Common Stock (into which the Series C Preferred Stock is convertible) as outstanding.

	Class A Shares		Class B Shares		Percent	Percent
		Percent		Percent	of	of
	Number	of		of	Total	Total
	of	Class A	Number of	Class B	Economic	Voting
Name and Address(1)(2)	Shares	Shares	Shares	Shares	Interest	Power

Rául Alarcón Jr.(3)	700,000	1.4%	23,430,000	95.6%	33.0%	80%
Pablo Rául Alarcón, Sr.	—	*	1,070,000	4.4%	1.5%	3.7%
Joseph A. Garcia(4)	565,000	1.2%	—	—	*	*
Marko Radlovic(3)	145,834	*	—	—	*	*
Dan Mason(3)	30,000	*	—	—	*	*
Antonio S. Fernandez(5)	25,000	*	—	—	*	*
Jose A. Villamil(3)	20,000	*	—	—	*	*
Jason L. Shrinsky(6)	85,000	*	—	—	*	*

All named executive officers and directors as a group(7)	1,570,834	3.0%	24,500,000	100%	33.5%	82.7%

Infinity Media Corporation(8)	11,400,000	22.1%	—	—	15.0%	3.8%
Wells Capital Management Inc.(9)	5,129,350	10.7%	—	—	7.1%	10.7%
T. Rowe Price Associates(10)	4,460,890	9.3%	—	—	6.2%	1.5%
Artisan Partners Limited Partnership(11)	4,313,000	9.0%	—	—	6.0%	1.5%
Columbia Wanger Asset Management, L.P.(12)	4,189,500	8.8%	—	—	5.8%	8.8%

*	Indicates less than 1%.

(1)	The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that the person has the right to acquire within 60 days after that date, regardless if the security is in-the-money or not. For purposes of computing the percentage of outstanding shares held by each person named above, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(3)	Shares of Class A Common Stock beneficially owned by Messrs. Alarcón, Radlovic, Mason and Villamil are issuable upon the exercise of options that the holders have the right to exercise within sixty days of the date of this table.

(4)	Includes 555,000 shares of Class A Common Stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this table.

(5)	Includes 20,000 shares of Class A Common Stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this table.

(6)	Includes 70,000 shares of Class A Common Stock issuable upon the exercise of options that the holder has the right to exercise within sixty days of the date of this table. Mr. Shrinsky holds these options for the benefit of the law firm, Kaye Scholer LLP. Mr. Shrinsky shares ownership of, and voting and investment power for, 15,000 shares of Class A Common Stock with his spouse.

(7)	Includes 1,540,834 shares of Class A Common Stock issuable upon the exercise of options that the holders have the right to exercise within sixty days of the date of this table.

(8)	Reflects ownership of Infinity Media Corporation (“IMC”), Infinity Broadcasting Corporation (“IBC”), Viacom Inc. (“Viacom”), NAIRI, Inc. (“NAIRI”) and National Amusements, Inc. (“NAI” and, together with IMC, IBC, Viacom and NAIRI, the “Infinity Entities”) of 380,000 shares of our Series C Preferred Stock and a warrant (the “Warrant”) to purchase 190,000 additional shares of Series C Preferred Stock. Upon conversion, each of the shares of Series C Preferred Stock will convert into twenty fully paid and non-assessable shares of Class A Common Stock. Accordingly, the Series C Preferred Stock beneficially owned by the Infinity Entities and the Series C Preferred Stock issuable upon exercise of the Warrant are convertible into 11,400,000 shares of Class A Common Stock. Mr. Sumner M. Redstone, by virtue of his stock ownership in NAI, may be deemed to be the beneficial owner, with shared dispositive and voting power, of the Series C Preferred Stock held or controlled by the Infinity Entities. The address of the Infinity Entities and Mr. Redstone is c/o Infinity Media Corporation, 1515 Broadway, New York, New York 10036. We obtained this information from a Schedule 13D filed by Viacom, Inc. on December 27, 2004.

(9)	The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104. Wells Fargo & Company has sole voting power with respect to 3,919,400 shares, sole dispositive power with respect to 5,118,400 shares and shared dispositive power with respect to 10,950 shares. The shares are owned by Wells Fargo & Company on its own behalf and on behalf of its subsidiaries, Wells Capital Management Incorporated, Wells Fargo Funds Management, LLC and Wells Fargo Bank, National Association. We obtained this information from a Schedule 13G filed by Wells Fargo & Company on March 7, 2006.

(10)	The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. T. Rowe Price Associates, Inc. has sole voting power with respect to 670,400 shares and sole dispositive power with respect to all the shares. The shares are owned by various individual and institutional investors, including T. Rowe Price New Horizons Fund, Inc., for which T. Rowe Price Associates, Inc. serves as an investment advisor. T. Rowe Price Associates, Inc. disclaims beneficial ownerhsip of these shares. We obtained this information from a Schedule 13G filed by T. Rowe Associates, Inc. on February 14, 2006.

(11)	Artisan Partners Limited Partnership (“Artisan Partners”) has shared investment discretion and voting power with respect to all the shares. The shares are owned by various investors for which Artisan Partners serves as an investment advisor. The general partner of Artisan Partners is Artisan Investment Corporation (“Artisan Corp.”), the principal stockholders of which are Andrew A. Ziegler and Carlene Murphy Ziegler. The address of Artisan Partners, Artisan Corp., Mr. Ziegler and Ms. Ziegler is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202. We obtained this information from a Schedule 13G filed by Artisan Partners, Artisan Corp., Mr. Ziegler and Ms. Ziegler on January 27, 2006.

(12)	The address of Columbia Wanger Asset Management, L.P. is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. Columbia Wanger Asset Management, L.P. has sole investment discretion and voting power with respect to all the shares. The shares are owned by various individual and institutional investors for which Columbia Wanger Asset Management, L.P. serves as an investment advisor. We obtained this information from a Schedule 13G filed by Columbia Wanger Asset Management, L.P. on February 15, 2006.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Equity Compensation Plan Information
As of December 31, 2005

	(a)
	Number of Shares	(b)		(c)
	to be Issued	Weighted-Average		Number of Securities
	Upon	Exercise		Remaining Available
	Exercise of	Price of		for Future Issuance
	Outstanding	Outstanding		Under Equity
	Options,	Options,		Compensation Plans
	Warrants	Warrants		(excluding
Plan Category	and Rights	and Rights		Column (a)

Equity Compensation Plans Approved by Stockholders:
1999 Stock Option Plan	2,438,700	$10.66		468,200
Non-Employee Director Stock Option Plan	250,000	11.61		20,000
Equity Compensation Plans Not Approved by Stockholders:
Options issued to a former director(1)	250,000	20.00		—
Warrants related to the acquisitions of:
KXOL-FM(2)	700,000	7.69		—
KRZZ-FM(3)	3,800,000	—	(3)	—

Total	7,438,700			488,200

(1)	We granted Arnold Sheiffer, who served as a director of SBS from 1996 until August 1999, stock options to purchase 250,000 shares of Class A common stock upon the closing of our initial public offering, for his past services as a director.

(2)	Pursuant to the amended asset purchase agreement and amended time brokerage agreements relating to the acquisition of KXOL-FM, we issued to ICFG seven additional warrants, each exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock. These warrants are exercisable for a period of thirty-six months after the date of issuance after which they will expire if not exercised. To date, none of these warrants issued to ICFG have been exercised.

(3)	On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C preferred stock, which are convertible at the option of the holder into twenty fully paid and non-assessable shares each of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of our Series C preferred stock, at an exercise price of $300.00 per share (the “Warrant”). Upon conversion, each share of our Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock. The shares of our Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if we take certain actions), Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

Item 13.	Certain Relationships and Related Transactions

In 1992, Messrs. Alarcón, Sr., our Chairman Emeritus and a member of our Board of Directors, and Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, acquired a building in Coral Gables, Florida, for the purpose of housing the studios and offices of our Miami radio stations. In June 1992, Spanish Broadcasting System of Florida, Inc., one of our subsidiaries, entered into a 20-year net lease with Messrs. Alarcón, Sr. and Alarcón, Jr. for the Coral Gables building which provides for a base monthly rent of $9,630. Effective June 1, 1998, the lease for this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcón, Sr. and Alarcón, Jr. This building currently houses the offices and studios of all of our Miami radio stations.

Our corporate headquarters are located in a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly-owned by Mr. Alarcón, Jr. Since November 1, 2000, we have leased our office space under a ten-year lease, with the right to renew for two consecutive five-year terms (as amended, the “Lease”).

On March 7, 2006, we entered into a third amendment to the Lease, providing for the expansion of our office space at our corporate headquarters. We had previously entered into a second amendment to the Lease, effective as of December 1, 2004, which extended the term of the Lease to April 30, 2015 and further expanded the office space leased. The additional office space is used for the current and future operations of our Miami broadcast stations.

We currently pay a monthly rent of approximately $170,000 for this office space, including the additional space leased under the amendments to the Lease. We believe that the monthly rent we pay is at market rate.

Jason L. Shrinsky, one of our directors, is special counsel to Kaye Scholer LLP, which has represented us as our legal counsel for more than 20 years and continues to do so. Mr. Shrinsky’s son, Jeffrey Shrinsky, is employed by us as General Manager of our radio station WLEY-FM serving the Chicago, Illinois market. His base salary is $300,000 plus additional incentive bonuses. During the fiscal year ended 2005, Jeffrey Shrinsky was paid $307,231.

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C preferred stock, which are convertible at the option of the holder into twenty fully paid and non-assessable shares each of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of our Series C preferred stock, at an exercise price of $300.00 per share, or the Warrant. Upon conversion, each share of our Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock. The shares of our Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. The Series C preferred stock held by Infinity and the Series C preferred stock issuable upon conversion of the Warrant are convertible into 11,400,000 shares of Class A common stock, which represents more than 5% of our Class A common stock. In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if we take certain actions), Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

During 2005, we entered into various advertising contracts with affiliates of Infinity, including Viacom Outdoor Inc. (“Viacom”), pursuant to which we paid Viacom approximately $3.0 million, and agencies associated with Viacom $2.3 million, in consideration of Viacom and certain related outside agencies providing us with outdoor displays, such as billboards, to promote our radio stations. During fiscal year 2005, CBS paid us consulting fees in the aggregate amount of $0.2 million in connection with the launch of CBS’ radio station WLZL-FM, serving the Maryland market.

Sterling Advisors LLC serves as our financial consultant pursuant to a consulting agreement originally dated January 8, 2002 and renewed most recently as of March 1, 2006. Under the terms of that agreement, Sterling Advisors LLC is paid a retainer of $300,000 per year to advise us with respect to various financial matters. Under a separate agreement with Irradio Holdings, Ltd., Sterling Advisors LLC serves as a financial consultant to, and receives fees from, Irradio Holdings, Ltd., a Florida limited partnership controlled by Mr. Alarcón, Jr., which includes among its assets, the building in which we lease space for our corporate headquarters and Miami broadcast stations.

Victor Aleman, Sr., the brother-in-law of Mr. Alarcón, Sr. and uncle of Mr. Alarcón, Jr., is employed by us as a consultant. He was paid $76,500 during the fiscal year ended 2005, which included the use of an automobile.

Eric Garcia, the son of Mr. Garcia, is employed by us as a sales account executive. He was paid $139,134 based on commissions earned during the fiscal year ended 2005.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for professional audit services rendered by KPMG LLP, or KPMG, for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for such periods and fees billed for other services rendered by KPMG for such periods. Fees include amounts related to the year indicated, which may differ from amounts billed.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2005	December 31, 2004
	($ in thousands)

Annual audit fees(1)	$854	$997
Audit related fees(2)	19	15
Tax fees(3)	298	278
All other fees(4)	—	300

Total fees for services	$1,171	$1,590

(1)	Annual audit fees for the audit of the consolidated financial statements included in our annual report on Form 10-K and the review of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for statutory audits required by the Puerto Rico tax authorities, debt compliance letters, consents, review of registration statements and other documents filed with the SEC, and accounting consultations. Also included are their audits over management’s assessment over the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit related fees are the fees for the financial statement audit of our employee benefit plan.

(3)	Tax fees are the fees for professional services rendered for tax compliance, tax advice, and tax planning for our U.S. and Puerto Rico entities.

(4)	All other fees are the fees for services other than those in the above three categories. This category includes fees for documentation assistance services related to internal controls over financial reporting.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2005 and 2004;

Consolidated Statements of Operations for the fiscal years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003; and

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this report:

Financial Statement Schedule — Valuation and Qualifying Accounts.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spanish Broadcasting System, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Spanish Broadcasting System, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and subsidiaries as listed in the Index at Item 15, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

March 16, 2006
Ft. Lauderdale, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spanish Broadcasting System, Inc.:

We have audited the accompanying consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries (the Company) as listed in the Index at Item 15. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spanish Broadcasting System, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

March 16, 2006
Ft. Lauderdale, Florida
Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands, except share data)

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$125,156	132,032
Receivables:
Trade	37,866	35,649
Barter	235	413

	38,101	36,062
Less allowance for doubtful accounts	3,832	3,440

Net receivables	34,269	32,622

Prepaid expenses and other current assets	3,635	2,520
Assets held for sale	65,109	65,004

Total current assets	228,169	232,178
Property and equipment, net	22,973	22,178
FCC licenses	710,410	710,410
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $70 in 2005 and $34 in 2004	2,580	1,400
Deferred financing costs, net of accumulated amortization of $749 in 2005 and $6,754 in 2004	8,744	10,073
Other assets	596	678
Derivative instrument	6,939	—

Total assets	$1,013,217	1,009,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,750	24,225
Accrued interest	1,426	5,428
Deposit on the sale of stations	55,000	—
Deferred commitment fee	450	525
Current portion of the senior credit facilities term loan due 2009	—	123,750
Current portion of the senior credit facilities term loan due 2012	3,250	—
Current portion of the senior credit facilities term loan due 2013	100,000	—
Current portion of other long-term debt	75	3,154
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	—

Total current liabilities	183,965	157,082
Senior credit facilities term loan due 2012, less current portion	319,313	—
9 5/8% senior subordinated notes, due 2009, net of unamortized discount of $8,524 in 2004	—	326,476
Other long-term debt, less current portion	492	567
Deferred income taxes	144,163	127,055
Other long-term liabilities	525	993

Total liabilities	648,458	612,173

Commitments and contingencies (notes 13, 15, and 17)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares, issued and outstanding 89,932 and 83,054 shares in 2005 and 2004, respectively	89,932	84,914
Stockholders’ equity:
Series C preferred stock, $0.002 par value and liquidation value. Authorized 600,000 shares; issued and outstanding 380,000 shares in 2005 and 2004, respectively	1	1
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; issued and outstanding 40,277,805 and 40,197,805 shares in 2005 and 2004, respectively	4	4
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; issued and outstanding 24,503,500 and 24,583,500 shares in 2005 and 2004, respectively	2	2
Additional paid-in capital	520,421	520,450
Accumulated other comprehensive income	6,939	—
Accumulated deficit	(252,540)	(207,821)

Total stockholders’ equity	274,827	312,636

Total liabilities and stockholder’s equity	$1,013,217	1,009,723

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands, except per share data)

Net revenue	$169,832	156,443	135,266

Operating expenses:
Engineering and programming	34,047	30,941	23,329
Stock-based programming	—	—	2,943
Selling, general and administrative	69,115	57,261	50,045
Corporate expenses	14,359	13,346	17,853
Depreciation and amortization	3,447	3,308	2,901
Loss (gain) on the sale of assets, net of disposal costs	645	(5,461)	—

Total operating expenses	121,613	99,395	97,071

Operating income from continuing operations	48,219	57,048	38,195
Other (expense) income:
Interest expense	(38,235)	(41,897)	(37,123)
Interest income	2,616	788	501
Loss on early extinguishment of debt	(32,597)	—	—
Other, net	1,769	164	1,125

(Loss) income from continuing operations before income taxes and discontinued operations	(18,228)	16,103	2,698
Income tax expense	17,034	16,495	11,280

Loss from continuing operations before discontinued operations	(35,262)	(392)	(8,582)
(Loss) income on discontinued operations, net of tax	(8)	28,410	(168)

Net (loss) income	(35,270)	28,018	(8,750)
Dividends on Series B preferred stock	(9,449)	(8,548)	(1,366)
Preferred stock beneficial conversion, value treated as a dividend	—	(11,457)	—

Net (loss) income applicable to common stockholders	$(44,719)	8,013	(10,116)

Basic and diluted (loss) income per common share:
Net (loss) income per common share before discontinued operations	$(0.62)	(0.31)	(0.16)
Net income per common share for discontinued operations	—	0.44	—

Net (loss) income per common share	$(0.62)	0.13	(0.16)

Weighted average common shares outstanding:
Basic	72,381	64,900	64,684

Diluted	72,381	65,288	64,684

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2005, 2004 and 2003

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	income	deficit	equity
	(In thousands, except share data)

Balance at December 29, 2002	—	$—	37,076,655	$3	27,605,150	$3	444,594	—	(217,175)	227,425
Issuance of warrants as a payment towards the rights to operate a radio station	—	—	—	—	—	—	2,943	—	—	2,943
Issuance of Class A common stock from options exercised	—	—	10,700	—	—	—	70	—	—	70
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(3,646)	—	—	(3,646)
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(1,366)	(1,366)
Net loss	—	—	—	—	—	—	—	—	(8,750)	(8,750)

Balance at December 31, 2003	—	—	37,087,355	3	27,605,150	3	443,961	—	(227,291)	216,676
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(375)	—	—	(375)
Issuance of Class A common stock from options exercised	—	—	88,800	—	—	—	580	—	—	580
Conversion of Class B common stock to Class A common stock	—	—	3,021,650	1	(3,021,650)	(1)	—	—	—	—
Issuance of Series C preferred stock	380,000	1	—	—	—	—	76,284	—	—	76,285
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(8,548)	(8,548)
Dividend for beneficial conversion feature of Series C preferred stock	—	—	—	—	—	—	(11,457)	—	—	(11,457)
Accretion of value of Series C preferred stock	—	—	—	—	—	—	11,457	—	—	11,457
Net income	—	—	—	—	—	—	—	—	28,018	28,018

Balance at December 31, 2004	380,000	1	40,197,805	4	24,583,500	2	520,450	—	(207,821)	312,636
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(29)	—	—	(29)
Conversion of Class B common stock to Class A common stock	—	—	80,000	—	(80,000)	—	—	—	—	—
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,449)	(9,449)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(35,270)	(35,270)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	6,939	—	6,939

Comprehensive loss										(28,331)

Balance at December 31, 2005	380,000	$1	40,277,805	$4	24,503,500	$2	520,421	6,939	(252,540)	274,827

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(35,270)	28,018	(8,750)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	8	(28,410)	165
Loss (gain) on sale of station assets	—	(5,461)	—
Loss on early extinguishment of debt	32,597	—	—
Stock-based programming expense	—	—	2,943
Loss (gain) on disposal of fixed assets	173	163	(166)
Depreciation and amortization	3,447	3,308	2,901
Net barter income	595	(753)	(495)
(Reduction of) provision for trade doubtful accounts	1,048	1,562	345
Amortization of debt discount	717	1,230	1,092
Amortization of deferred financing costs	1,749	1,990	1,391
Increase in deferred income taxes	17,108	15,791	10,820
Amortization of deferred commitment fee	(75)	(75)	(581)
Changes in operating assets and liabilities:
Increase in trade receivables	(2,877)	(9,105)	(237)
(Increase) decrease in other current assets	(1,144)	799	(1,222)
Decrease (increase) in other assets	574	(248)	(247)
Increase in accounts payable and accrued expenses	(1,854)	3,885	3,533
Increase in deferred commitment fee	—	600	—
(Decrease) increase in accrued interest	(4,002)	(942)	1,144

Net cash provided by continuing operations	12,794	12,352	12,636
Net cash (used in) provided by discontinued operations	(1,061)	487	590

Net cash provided by operating activities	11,733	12,839	13,226

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs of $502 in 2005 and $1,166 in 2004	(502)	79,734	—
Deposits received on sale of radio stations	55,000	—	1,500
Proceeds from sale of assets	—	—	655
Purchases of property and equipment	(4,484)	(2,998)	(3,216)
Purchases of property and equipment for discontinued operations	—	—	(149)
Acquisition of radio stations	—	—	(229,960)
Acquisition costs of radio stations	—	(1,278)	—
Advances on purchase price of television stations	(1,216)	—	—

Net cash provided by (used in) investing activities	48,798	75,458	(231,170)

Cash flows from financing activities:
Proceeds from Series B cumulative exchangeable redeemable preferred stock, net of issuance cost of $375 in 2004 and $3,646 in 2003	—	(375)	71,354
Proceeds from Class A stock options exercised	—	580	70
Payment of the 9 5/8% senior subordinated notes due 2009, and related premiums	(351,124)	—	—
Proceeds from senior credit facility term loan due 2009	—	—	125,000
Payment of senior credit facility term loan 2009	(123,750)	(1,250)	—
Proceeds from senior credit facility term loan due 2012	325,000	—	—
Payment of senior credit facility term loan 2012	(2,437)	—	—
Proceeds from senior credit facility term loan due 2013	100,000	—	—
Payment of preferred stock dividend	(2,417)	—	—
Payments of other long-term debt	(3,622)	(227)	(208)
Payments of financing costs	(9,057)	(602)	(4,093)

Net cash provided by (used in) financing activities	(67,407)	(1,874)	192,123

Net (decrease) increase in cash and cash equivalents	(6,876)	86,423	(25,821)
Cash and cash equivalents at beginning of year	132,032	45,609	71,430

Cash and cash equivalents at end of year	$125,156	132,032	45,609

Supplemental cash flows information:
Interest paid during the year	$40,412	39,619	32,857
Net income taxes paid during the year	1,189	337	191
Noncash investing and financing activities:
Issuance of Series C Preferred Stock for acquisition of radio station	—	64,923	—
Issuance of warrants towards the acquisition of a radio station	—	11,362	—
Issuance of preferred stock as payment of preferred stock dividend	5,018	1,860	1,366

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries (the Company, we, us, our or SBS) owns and operates 20 radio stations, serving six of the top-ten U.S. Hispanic markets, which include Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco, and two television stations, serving the South Florida market (see note 5). Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. Our two television stations are operating as one television operation, branded as “Mega TV”, serving the South Florida market. Mega TV debuted on the air on March 1, 2006. As part of our operating business, we also operate LaMusica.com, a bilingual Spanish-English website providing content related to Latin music, entertainment, news and culture.

Our primary source of revenue is the sale of advertising time on our radio stations to local and national advertisers. We expect that our primary source of revenue from Mega TV will be generated from the sale of national, local and integrated sponsorship advertising. Revenue is affected primarily by the advertising rates that our stations are able to charge, as well as the overall demand for advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the broadcasting industry and are due to fluctuations in advertising expenditures by local and national advertisers. Typically for the broadcasting industry, the first calendar quarter generally produces the lowest revenue.

The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the Federal Communications Commission (FCC) for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties we may acquire. We operate in the broadcasting industry which is subject to extensive and changing regulations by the FCC.

(2)	Summary of Significant Accounting Policies and Related Matters

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Effective December 30, 2002, we changed our year-end from a broadcast calendar 52-53 week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Pursuant to Securities and Exchange Commission Financial Reporting Release No. 35, such change is not deemed a change in fiscal year for financial reporting purposes and we were not required to file a separate transition report or to report separate financial information for the two-day period of December 30 and 31, 2002. Financial results for December 30 and 31, 2002 are included in our financial results for the fiscal year ended December 31, 2003.

Prior to December 29, 2002, we reported revenue and expenses on a broadcast calendar basis. “Broadcast calendar basis” means a period ending on the last Sunday of each reporting period.

(b)	Revenue Recognition

We recognize broadcasting revenue as advertisements are aired on our stations, which are subject to meeting certain conditions, such as persuasive evidence that an agreement exists, a fixed and determinable price and reasonable assurance of collection. Agency commissions are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency, and then the agency remits gross billings less their commission to us when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as customer advances, which are included in accounts payable and accrued expenses.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. We depreciate the cost of our property and equipment using the straight-line method over the respective estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

Maintenance and repairs are charged to expense as incurred; improvements are capitalized. When items are retired or are otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are credited or charged to income.

(d)	Impairment or Disposal of Long-Lived Assets

We account for long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting requirements to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. See note 4 for a discussion on discontinued operations.

(e)	Indefinite-Lived Intangible Assets (FCC licenses) and Goodwill

Our indefinite-lived intangible assets consist of FCC broadcast licenses and goodwill. FCC licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (the Act). The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no material violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew the licenses indefinitely and evidence supports our ability to do so. Generally, there are no compelling challenges to our license renewals. Technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize our FCC licenses. We test our indefinite-lived intangible assets for impairment at least annually. We utilize independent valuations to assist in determining the fair value of the FCC licenses, as deemed necessary. These valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenues, market revenue projections, anticipated operating profit margins and various discount rates. In the preparation of the FCC license appraisals, management and an independent valuation firm make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results.

We generally test for impairment on our FCC license intangible assets at the individual license level. However, we applied the guidance in EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (EITF 02-07), for certain of our FCC license intangible assets. EITF 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. We aggregate FCC licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. SFAS No. 142 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have one reporting unit under SFAS No. 142 because all of our operating segments have similar economic characteristics.

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

We performed an annual impairment review of our indefinite-lived intangible assets and determined that there was no impairment of intangible assets and goodwill as of December 31, 2005, 2004 and 2003, respectively.

(f)	Other Intangible Assets, net

Other intangible assets, net consist of favorable tower leases acquired. Other intangible assets are being amortized over the life of the lease; however, not to exceed 40 years. In addition, we have approximately $1.2 million for deposits and transaction costs paid by us for the acquisition of Mega TV’s FCC licenses, which will be reclassified to FCC licenses, upon closing of the acquisition.

(g)	Deferred Financing Costs

Deferred financing costs relate to the refinancing of our debt in June 2005 (see notes 8 and 9). Deferred financing costs are being amortized using the effective interest method.

(h)	Barter Transactions

Barter transactions represent advertising time exchanged for noncash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $8.5 million, $7.5 million and $6.3 million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Barter expense amounted to $8.3 million, $6.7 million and $5.8 million for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

Unearned barter revenue consists of the excess of the aggregate fair value of goods or services received by us, over the aggregate fair value of advertising time delivered by us on certain barter customers. Unearned barter revenue totaled approximately $0.3 million and $0.4 million at December 31, 2005 and 2004, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

(i)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts and certificates of deposit at various commercial banks. All cash equivalents have original maturities of 90 days or less.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Income Taxes

We file a consolidated federal income tax return for substantially all of our domestic operations. We are also subject to foreign taxes on our Puerto Rico operations. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see note 14).

(k)	Advertising Costs

We incur various marketing (including advertising) and promotional costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $7.9 million, $5.3 million and $5.1 million in fiscal years ended December 31, 2005, 2004 and 2003, respectively.

(l)	Deferred Commitment Fee

In December 2003, we entered into an agreement with a national advertising agency (the Agency), whereby the Agency would serve as our exclusive sales representative for all national sales for an eight-year period. Pursuant to this agreement, we will pay the Agency a commission percentage determined based on achieving certain national sales volume and the Agency agreed to pay a commitment fee of $0.6 million to us. The commitment fee is recognized on a straight-line basis over the eight-year contractual term of the arrangement as a reduction of agency commissions. Deferred commitment fee represents the excess of payments received from the Agency over the amount recognized. The deferred commitment fee was $0.5 million at December 31, 2005 and 2004, respectively.

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

(n)	Concentration of Business and Credit Risks

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 70% of net revenue for the fiscal years ended December 31, 2005, 2004 and 2003. Our credit risk is spread across a large number of customers. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

During the normal course of business, we maintain account balances at financial institutions in excess of federally insured limits.

(o)	Basic and Diluted Net (Loss) Income Per Common Share

Basic net (loss) income per common share was computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net income per common share is computed by giving effect to

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the fiscal years ended December 31, 2005 and 2003 since their effect would be anti-dilutive. Common stock equivalents for the fiscal years ended December 31, 2005 and 2003 amounted to 136,973 and 154,723, respectively. The following table summarizes the net (loss) income applicable to common stockholders and the net (loss) income per common share for the fiscal years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	Fiscal year December 31,
	2005	2004	2003

Loss from continuing operations before discontinued operations	$(35,262)	(392)	(8,582)
Less dividends on preferred stock	(9,449)	(8,548)	(1,366)
Less preferred stock beneficial conversion, value treated as a dividend	—	(11,457)	—

Loss applicable to common stockholders from continuing operations before discontinued operations	(44,711)	(20,397)	(9,948)
Discontinued operations, net of tax	(8)	28,410	(168)

Net (loss) income applicable to common stockholders	$(44,719)	8,013	(10,116)

Weighted average common shares outstanding:
Basic	72,381	64,900	64,684
Diluted	72,381	65,288	64,684
Basic and diluted loss (income) per common share:
Net loss per common share before discontinued operations	$(0.62)	(0.31)	(0.16)
Net income per common share for discontinued operations	—	0.44	—

Net (loss) income per common share	$(0.62)	0.13	(0.16)

(p)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, prepaids and other current assets, as well as accounts payable, accrued expenses, deposit on the sales of stations and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, including our senior secured credit facility, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of our financial instruments are as follows (in millions):

	December 31,		December 31,
	2005		2004
	Gross		Gross
	carrying	Fair	carrying	Fair
	amount	value	amount	value

9 5/8% senior subordinated notes due 2009	$—	—	$335.0	351.8
10 3/4% Series B cumulative exchangeable redeemable preferred stock	$89.9	94.4	$84.9	94.3

The fair value estimates of the financial instruments were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt or equity instruments of the same remaining maturities.

(q)	Stock Option Plans

We account for our stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net (loss) income and pro forma net (loss) income per share disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. We have elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123 and the expanded disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation —  Transition and Disclosure (see notes 12 and 18).

(r)	Leasing (operating leases)

We recognize rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight line basis over the applicable lease term. We consider lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth below. From time to time, we may receive capital improvement funding from its lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

(s)	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. We believe we have two reportable segments (see note 20).

(t)	Other, net

In fiscal year ended December 31, 2003, we received $1.5 million in business interruption insurance proceeds related to the tragic events of September 11, 2001.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u)	Derivative Instrument

On June 29, 2005, we entered into a five-year interest rate swap agreement to hedge against the potential impact of increases in interest rates on our First Lien Credit Facilities (defined below). The interest rate swap fixed our LIBOR interest rate for five years at 4.23%. We are accounting for our interest rate swap as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires us to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). The deferred gains or losses on these transactions are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of the derivative contracts does not perfectly offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles.

The swap had a notional amount of $322.6 million and a fair market value of $6.9 million at December 31, 2005. The swap was determined to be highly effective during year ended December 31, 2005; accordingly, no ineffectiveness was recognized in earnings. At December 31, 2005, the unrealized gain related to our hedge included in accumulated other comprehensive income (loss) was $6.9 million.

(v) Comprehensive Income (Loss)

Our comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our other comprehensive income (loss) consists of net income (loss) and gains and losses on derivative instruments that qualify for cash flow hedge treatment. We incurred comprehensive loss of $28.3 million for the year ended December 31, 2005. We incurred no comprehensive income (loss) for the years ended December 31, 2004 and 2003.

(3)	Acquisitions

(a)	Chicago, Illinois Radio Stations WDEK-FM, WKIE-FM and WKIF-FM Acquisition

On December 31, 2002, we entered into an asset purchase agreement with Big City Radio, Inc. and Big City Radio-Chi, LLC to acquire the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, at a purchase price of $22.0 million. On December 31, 2002, we also entered into a time brokerage agreement with Big City Radio-Chi, LLC pursuant to which we broadcasted our programming over radio stations WDEK-FM, WKIE-FM and WKIF-FM from January 6, 2003 to April 4, 2003. On April 4, 2003, we completed the purchase of these stations which was financed from cash on hand. On November 30, 2004, these stations were sold (see note 5).

(b)	Los Angeles, California Radio Station KXOL-FM Acquisition

On October 30, 2003, we completed the acquisition of the assets of radio station KXOL-FM, serving the Los Angeles, California market, from the International Church of the FourSquare Gospel (ICFG) for a total cost of $264.0 million comprised of a cash purchase price of $250.0 million, closing costs and commissions of $5.1 million, plus the issuance to ICFG on February 8, 2002 of a warrant exercisable for an aggregate of 2,000,000 shares of our Class A common stock at an exercise price of $10.50 per share. We assigned the warrant a fair market value of approximately $8.9 million based on the Black-Scholes option pricing model in accordance with SFAS No. 123. The fair market value of this warrant was recorded as an increase to intangible assets and additional paid-in capital on the date of grant. This warrant was exercisable for a period of thirty-six months from the date of issuance; as of

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 8, 2005 the warrant expired unexercised. On November 2, 2000, pursuant to the asset purchase agreement between us and ICFG for the acquisition of the assets of KXOL-FM, we made a nonrefundable deposit of $5.0 million which was credited towards the $250.0 million cash purchase price at closing. Pursuant to amendments to the asset purchase agreement, prior to the closing, we made additional nonrefundable deposits toward the cash purchase price in the aggregate amount of $55.0 million, which were also credited towards the $250.0 million cash purchase price at closing. Cash on hand was used to make all the nonrefundable deposits toward the cash purchase price. The remaining $190.0 million of the cash purchase price was funded from (1) the proceeds of our private offering of $75.0 million of 10 3/4% Series A cumulative exchangeable redeemable preferred stock which closed on October 30, 2003 and (2) borrowings under a senior secured credit facility due 2009, consisting of a $125.0 million term loan facility which we entered into on October 30, 2003 (see notes 8 and 10).

In addition to the FCC license of KXOL-FM, the assets acquired by us from ICFG included certain radio transmission equipment and a fifty-year lease at a rent of $1.00 per year for the KXOL-FM tower site, all of which were used by ICFG for radio broadcasting and which we now use for radio broadcasting. The consideration for the acquisition of the assets of KXOL-FM was determined through arm’s-length negotiations between us and ICFG. We determined the fair value of the lease to be approximately $1.2 million which was allocated to the purchase price and is being amortized over 40 years. We allocated the total cost of the purchase price of KXOL-FM as follows: $262.7 million for FCC licenses, $0.1 million for equipment and $1.2 million for other intangible assets.

From April 30, 2001 until the closing of the acquisition, we broadcasted our programming over KXOL-FM pursuant to a time brokerage agreement with ICFG. From April 30, 2001 until February 28, 2003, ICFG broadcasted its programming over our radio stations KZAB-FM and KZBA-FM pursuant to a time brokerage agreement with us. Pursuant to the amended asset purchase agreement and amended time brokerage agreements, we were required to issue additional warrants to ICFG from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, 2003, April 30, 2003, May 31, 2003, June 30, 2003, July 31, 2003, August 31, 2003 and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively.

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

(c)	San Francisco, California Radio Station KRZZ-FM Acquisition

On December 23, 2004, we completed the acquisition contemplated by the merger agreement, dated October 5, 2004, with Infinity Media Corporation (Infinity), Infinity Broadcasting Corporation of San Francisco (Infinity SF), and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (SBS Bay Area), pursuant to which Infinity SF merged with and into SBS Bay Area, the surviving entity. SBS Bay Area acquired all of the rights and obligations of Infinity SF, including the FCC licenses for radio station KRZZ-FM (formerly KBAA-FM), serving the San Francisco, California market and certain related assets.

In connection with the closing of the merger transaction, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C convertible preferred stock, $0.002 par value per share (Series C preferred stock), which are convertible at the option of the holder into twenty fully-paid and nonassessable shares each of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the Warrant). Upon conversion, each share of Series C preferred stock held by a holder will convert into twenty fully-paid and nonassessable shares of our Class A common stock, which shares will be exempt from registration requirements of

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Securities Act, as a transaction not involving a public offering. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment.

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

Based upon Regulation S-X (Section 210.11-01(d)), SFAS No. 141 Business Combinations and EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, we concluded that the acquisition of KRZZ-FM did not constitute a business. We acquired from Infinity, the FCC license of KRZZ-FM, certain radio transmission equipment and a favorable ninety-nine year lease at a rent of $1.00 per year for the KRZZ-FM back-up transmitter site. We allocated the total cost of the purchase price of KRZZ-FM based on the fair value of the consideration given and assets acquired as follows: $126.2 million for FCC licenses, $0.3 million for other intangible assets, $0.1 million for equipment, $46.9 million for deferred tax liability, $2.1 million for other short- and long-term liabilities and $77.6 million for additional paid-in capital and preferred stock. Additionally, we recognized an $11.5 million dividend for the beneficial conversion feature related to the Series C preferred stock issued as reflected in the consolidated statements of operations and changes in stockholders’ equity.

(d)	Miami, Florida Television Station WDLP-TV Acquisition

On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (Mega Media Holdings) and WDLP Licensing, Inc. (Mega-Sub, and together with Mega Media Holdings, Mega Media), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the Federal Communications Commission (the FCC) used in or related to the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-TV) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, and as previously amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC. WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “Mega TV”, serving the South Florida market. Mega TV debuted on the air on March 1, 2006.

In connection with the closing, Mega Media paid an aggregate purchase price equal to $37.6 million, consisting of (i) cash in the amount of $17.0 million, (ii) a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million, which we guarantee and is secured by the assets acquired in the transaction, (iii) deposits of $0.5 million and $1.0 million made on July 13, 2005 and January 6, 2006, respectively, and (iv) two extension payments of $0.3 million made on September 1, 2005 and January 6, 2006, respectively, in consideration for the extension of the closing date.

Our consolidated results of operations include the results of WDEK-FM, WKIE-FM, WKIF-FM, KXOL-FM, KRZZ-FM, WSBS-TV and WSBS-DT from the respective dates of acquisition or time brokerage agreement. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Dispositions of Stations Classified as Discontinued Operations

(a)	San Antonio, Texas Radio Stations KLEY-FM and KSAH-AM Dispositions

On September 18, 2003, we entered into an asset purchase agreement with Border Media Partners, LLC to sell the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million. On January 30, 2004, we completed the sale of the assets of these radio stations consisting of $11.3 million of intangible assets, net, and $0.6 million of property and equipment. During fiscal year ended December 31, 2004, we recognized a gain of approximately $11.6 million, net of closing costs and taxes on the sale.

(b)	San Francisco, California Radio Station KPTI-FM Disposition

On October 2, 2003, we entered into an asset purchase agreement with 3 Point Media — San Francisco, LLC (Three Point Media) to sell the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million. In connection with this agreement, Three Point Media made a $1.5 million deposit on the purchase price. On February 3, 2004, we terminated the agreement; however, on April 15, 2004, we reinstated the agreement and entered into an amendment to the asset purchase agreement and a time brokerage agreement under which Three Point Media broadcasted its programming on KPTI-FM. In connection with this amendment, Three Point Media made an additional $0.5 million deposit on the purchase price. On September 24, 2004, we completed the sale of the assets of these radio stations consisting of $13.0 million of intangible assets, net, and $0.3 million of property and equipment. During fiscal year ended December 31, 2004, we recognized a gain of approximately $16.6 million, net of closing costs and taxes on the sale.

We determined that since it was eliminating all significant revenues and expenses generated in these markets served, that sales of these stations met the criteria in accordance with SFAS No. 144 to classify the stations’ assets as held for sale and their respective operations as discontinued operations. The results of operations in the current year and prior year periods of these stations have been classified as discontinued operations in the consolidated statements of operations. Discontinued operations generated net revenues of $0.8 million and minimal income before gain on sale and income taxes for the fiscal years ended December 31, 2004. Discontinued operations generated net revenues of $4.7 million and income before gain on sale and income taxes of $0.6 million for the fiscal year ended December 31, 2003.

(5)	Dispositions of Stations Not Classified as Discontinued Operations and Assets Held for Sale

(a)	Chicago, Illinois Radio Stations WDEK-FM, WKIE-FM and WKIF-FM Disposition

On July 26, 2004, we entered into an asset purchase agreement with Newsweb Corporation to sell the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, for a cash purchase price of $28.0 million. On November 30, 2004, we completed the sale of the assets of these radio stations consisting of $21.3 million of intangible assets and $1.0 million of property and equipment. We recognized a gain of approximately $5.5 million, net of closing costs. WDEK-FM, WKIE-FM and WKIF-FM generated net revenues of $0.7 million and $0.6 million and incurred station operating losses of $(0.5) million and $(1.0) million for the year ended December 31, 2004 and 2003, respectively.

(b)	Los Angeles, California Radio Stations KZAB-FM and KZBA-FM Disposition

On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC, a Florida limited liability company (“Styles Media Group”), pursuant to that certain asset purchase agreement, dated as of August 17, 2004, by and among Styles Media Group, LLC, Spanish Broadcasting System SouthWest, Inc., one of our subsidiaries, and us.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the closing of the LA Asset Sale, Styles Media Group paid a cash purchase price of $120.0 million, consisting of $65.0 million paid at closing and $55.0 million previously paid to us as non-refundable deposits. As a result of the LA Asset Sale, we will recognize a gain on the sale of assets, net of disposal costs, of approximately $57.0 million during the three months ended March 31, 2006.

Previously, on August 17, 2004, Spanish Broadcasting System SouthWest, Inc., also entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. On January 31, 2006, the time brokerage agreement was terminated.

Under the terms of the original asset purchase agreement, at signing, Styles Media Group made a non-refundable $6.0 million deposit on the purchase price. On February 18, 2005, Styles Media Group exercised its right under the agreement to extend the closing date until March 31, 2005, by releasing the $6.0 million deposit from escrow to us. On March 30, 2005, we entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from March 31, 2005, to the later date of July 31, 2005 or five days following the grant of the FCC Final Order. On July 29, 2005, we entered into a second amendment to the asset purchase agreement with Styles Media Group. In connection with this second amendment, Styles Media Group made an additional $15.0 million non-refundable deposit to the purchase price and we agreed to extend the closing date from July 31, 2005, to the date that is designated by Styles Media Group, but no later than January 31, 2006. On December 22, 2005, Styles Media Group made an additional $20.0 million non-refundable deposit towards the purchase price two days following the grant of the FCC license renewals.

We determined that, since we were not eliminating all significant revenues and expenses generated in this market, the pending LA Asset Sale did not meet the criteria to classify the stations’ operations as discontinued operations. However, we reclassified the stations’ assets as assets held for sale. On December 31, 2005, we had assets held for sale consisting of $63.9 million of intangible assets and $1.2 million of property and equipment, net, for radio stations KZAB-FM and KZBA-FM.

KZAB-FM and KZBA-FM generated net revenues of $2.3 million, $3.9 million and $2.6 million and generated station operating income of $1.7 million, $1.9 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Property and Equipment, net

Property and equipment, net consists of the following at December 31, 2005 and 2004 (in thousands):

			Estimated
	2005	2004	useful lives

Land	$2,437	2,437	—
Building and building improvements	19,831	19,946	20 years
Tower and antenna systems	4,461	4,361	7-15 years
Studio and technical equipment	8,813	7,227	10 years
Furniture and fixtures	3,202	2,799	3-10 years
Transmitter equipment	5,745	5,415	7-10 years
Leasehold improvements	2,278	2,461	5-13 years
Computer equipment and software	4,285	3,605	5 years
Other	2,256	1,628	5 years

	53,308	49,879
Less accumulated depreciation and amortization	(30,335)	(27,701)

	$22,973	22,178

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004

Accounts payable — trade	$6,553	2,442
Unearned barter revenue	263	421
Accrued compensation and commissions	7,991	7,941
Accrued professional fees	1,164	2,983
Accrued music license fees	207	303
Accrued legal contingencies	681	3,082
Accrued taxes	1,798	2,444
Other accrued expenses	3,093	4,609

	$21,750	24,225

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Senior Secured Credit Facilities

Senior secured credit facilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Revolving credit facility of $25.0 million, due 2010	$—	—
Term loan payable due in quarterly principal repayments of 0.25% of the original outstanding amount of $325.0 million including variable interest based on LIBOR plus 200 basis points, with outstanding balance due in 2012	322,563	—
Term loan payable due in 2013, with variable interest based on LIBOR plus 375 basis points	100,000	—
Term loan payable due in quarterly principal repayments of 0.25% of the original outstanding amount of $125.0 million including variable interest based on LIBOR plus 325 basis points, with outstanding balance due in 2009	—	123,750

	422,563	123,750
Less current portion	(103,250)	(123,750)

	$319,313	—

The maturities of our senior credit facilities are as follows at December 31, 2005 (in thousands):

Fiscal year ending December 31:
2006	$103,250
2007	3,250
2008	3,250
2009	3,250
2010	3,250
Thereafter	306,313

$422,563

(a)	Senior Secured Credit Facilities due 2012 and 2013

     Senior Secured Credit Facility due 2012 (First Lien Credit Facility)

On June 10, 2005, we entered into a first lien credit agreement with Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent (Merrill Lynch), Wachovia Bank, National Association, as documentation agent (Wachovia), Lehman Commercial Paper Inc., as administrative agent (Lehman), and certain other lenders (the First Lien Credit Facility). The First Lien Credit Facility consists of a term loan in the amount of $325.0 million, payable in twenty-eight consecutive quarterly installments commencing on June 30, 2005, and continuing on the last day of each of December, March, June and September of each year thereafter, through, and including, March 31, 2012. The amount of the quarterly installment due on each such payment date is equal to 0.25% of the original principal balance of the term loan funded on June 10, 2005, which is approximately $0.8 million. At December 31, 2005, we have made three of these principal payments, totaling $2.4 million. The term loan is due and payable on June 10, 2012. The First Lien Credit Facility also includes a revolving credit loan in an aggregate principal amount of $25.0 million. The initial scheduled maturity of the revolving credit line is June 10, 2010. We have not currently drawn any funds from the revolving credit loan.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Senior Secured Credit Facility due 2013 (Second Lien Credit Facility)

On June 10, 2005, we also entered into a second lien term loan agreement with Merrill Lynch, Wachovia, Lehman and certain other lenders (the Second Lien Credit Facility; together with the First Lien Credit Facility, the Credit Facilities). The Second Lien Credit Facility provides for a term loan in the amount of $100.0 million with a scheduled maturity of, and being fully payable on, June 10, 2013.

On February 17, 2006, we repaid and terminated our Second Lien Credit Facility by using approximately $101.0 million of the net cash proceeds from our LA Asset Sale. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we will recognize a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the three-months ended March 31, 2006.

     Use of Proceeds from Senior Credit Facilities

On June 10, 2005, approximately $123.7 million of the proceeds from the Credit Facilities were used to repay our $135.0 million senior secured credit facility due 2009 (see note 8(b)) and related accrued interest. As a result, we incurred a loss on early extinguishment of debt, totaling approximately $3.2 million, related to write-offs of deferred financing costs. The remaining proceeds, together with cash on hand, totaling approximately $357.5 million, were placed in escrow with the trustee to redeem all of our $335.0 million aggregate principal amount of our 9 5/8% senior subordinated notes due 2009, including the redemption premium and accrued interest through redemption. The redemption occurred on July 12, 2005 (see note 9).

     Interest and Fees

The interest rates per annum applicable to loans under the Credit Facilities are, at our option, the Base Rate or Eurodollar Base Rate (as defined in the respective credit agreement) plus, in each case, an applicable margin. The applicable interest rate under our First Lien Credit Facility will be reduced by 0.25% upon the repayment of the Second Lien Credit Facility. Initially, the applicable margin in respect of (i) the First Lien Credit Facility is (a) 2.00% per annum for Eurodollar loans and (b) 1.00% per annum for Base Rate loans and (ii) the Second Lien Credit Facility is (a) 3.75% per annum for Eurodollar loans and (b) 2.75% per annum for Base Rate loans. The Base Rate is a fluctuating interest rate equal to the greater of (1) the Prime Rate in effect on such day and (2) the Federal Funds Effective Rate in effect on such day plus one-half of 1%.

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

(b) Senior Secured Credit Facility due 2009

On October 30, 2003, we entered into a $135.0 million senior secured credit facility due 2009 (the Senior Secured Credit Facility). The Senior Secured Credit Facility included a five-year $10.0 million revolving credit line and $125.0 million of term loans. We partially financed the purchase of radio stations KXOL-FM with the gross proceeds of the $125.0 million term loan. In connection with this transaction, we capitalized financing costs of approximately $4.1 million related to the Senior Secured Credit Facility. On June 10, 2005, approximately $123.7 million of the proceeds from the Credit Facilities were used to repay our Senior Secured Credit Facility and accrued interest. Due to this repayment, we incurred a loss on early extinguishment of debt, totaling approximately $3.2 million during the fiscal year ended December 31, 2005, related to write-offs of deferred financing costs.

(9)	9 5/8% Senior Subordinated Notes

On November 2, 1999, concurrently with the initial public offering of our Class A common stock, we sold $235.0 million aggregate principal amount of 9 5/8% senior subordinated notes due 2009 (1999 Notes), from which we received proceeds of $228.0 million after payment of underwriter commissions. In connection with this transaction, we capitalized financing costs of $8.5 million related to the 1999 Notes.

On June 8, 2001, we sold $100.0 million of 9 5/8% senior subordinated notes due 2009 (the 2001 Notes) through a Rule 144A debt offering from which we received proceeds of approximately $85.0 million, after payment of underwriting commissions, a $12.3 million delayed draw special fee payment and discount given in connection with the issuance. In connection with this transaction, we capitalized financing costs of $3.6 million. The terms of the 2001 Notes were substantially the same as the 1999 Notes.

On June 13, 2005, we announced a call for redemption of our entire outstanding $335.0 million aggregate principal amount of the 9 5/8% senior subordinated notes due 2009. The aggregate redemption price of the 9 5/8% senior subordinated notes due 2009, including redemption premium and accrued interest, was approximately

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$357.5 million, which was held in trust. On July 12, 2005 (Redemption Date), we redeemed $335.0 million in the aggregate principal amount of the 9 5/8% senior subordinated notes due 2009 at a price of $1,048.13 per $1,000, plus accrued interest through the Redemption Date. As a result of the early extinguishment of the 9 5/8% senior subordinated notes due 2009, we recognized a loss on early extinguishment of debt related to call premiums and the write-off of unamortized discount and deferred financing costs of approximately $29.4 million during the fiscal year ended December 31, 2005.

(10)	10 3/4% Series A and B Cumulative Exchangeable Redeemable Preferred Stock

On October 30, 2003, we partially financed the purchase of radio station KXOL-FM with proceeds from the sale, through a private placement, of 75,000 shares of our 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $0.01 per share, with a liquidation preference of $1,000 per share (Series A Preferred Stock), without a specified maturity date. The offering was made within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act. The gross proceeds from the issuance of the Series A Preferred Stock amounted to $75.0 million. In connection with this transaction, we charged issuance costs of $4.0 million related to the Series A Preferred Stock to additional paid-in capital.

On February 18, 2004, we commenced an offer to exchange registered shares of our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the Series B Preferred Stock) for any and all shares of our outstanding unregistered Series A Preferred Stock. Our registration statement on Form S-4, which registered the Series B Preferred Stock and the 10 3/4% subordinated exchange notes due 2013 that may be issued by us in exchange for the Series B Preferred Stock under certain circumstances, was declared effective by the SEC on February 13, 2004. The exchange offer expired at 5:00 p.m., eastern standard time, on March 26, 2004, with full participation in the exchange offer by all holders of our Series A Preferred Stock. On April 5, 2004, we completed the exchange offer and exchanged 76,702,083 shares of our Series B Preferred Stock for all of our then outstanding shares of Series A Preferred Stock.

We have the option on or after October 15, 2008, to redeem all or some of the registered Series B Preferred Stock for cash at varying redemption prices (expressed as a percentage of liquidation preference) depending on the year of the optional redemption, plus accumulated and unpaid dividends to the redemption date. In addition, before October 16, 2006 at our option but subject to certain conditions, we may redeem up to 40% of the aggregate liquidation preference of the Series B Preferred Stock, whether initially issued or issued in lieu of cash dividends or interest, with the proceeds of certain equity offerings. On October 15, 2013, each holder of Series B Preferred Stock will have the right to require us to redeem all or a portion of such holder’s Series B Preferred Stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends.

As of December 31, 2005 and 2004, we have increased the carrying amount of the Series B Preferred Stock by approximately $5.0 million and $8.5 million, respectively, for stock dividends, which were calculated using the effective interest method. In addition, for the year-ended December 31, 2005, we paid cash dividends of approximately $2.4 million and as of December 31, 2005, we had accrued dividends of approximately $2.0 million of which were paid in cash on January 17, 2006.

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at 6.25%, commencing June 1992. See notes 13 and 16	$567	637
Note payable due in monthly installments of $39,196, including interest at 9.75%, commencing August 2000, with balance due on June 2005	—	3,084

	567	3,721
Less current portion	(75)	(3,154)

	$492	567

The scheduled maturities of other long-term debt are as follows at December 31, 2005 (in thousands):

Fiscal year ending December 31:
2006	$75
2007	79
2008	84
2009	90
2010	96
Thereafter	143

$567

(12)	Stockholders’ Equity

(a)	Series C Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, we issued to Infinity (i) an aggregate of 380,000 shares of Series C preferred stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, at an exercise price of $300.00 per share (the Warrant).

Under the terms of the certificate of designations governing the Series C preferred stock, the holder of Series C preferred stock has the right to convert each share of Series C preferred stock into twenty fully-paid and nonassessable shares of our Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. To date, none of these warrants have been exercised.

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 23, 2004, we recognized an $11.5 million dividend for the beneficial conversion feature related to the Series C preferred stock issued as reflected in the consolidated statements of operations and changes in stockholders’ equity.

(b)	Class A and B Common Stock

The rights of the holders of shares of Class A common stock and Class B common stock are identical except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our Series B Preferred Stock and on parity with the Series C Preferred Stock with respect to dividend rights and rights upon the event of our liquidation, winding up and/or dissolution.

(c)	Warrants

In connection with the purchase of KXOL-FM and the merger agreement with Infinity, as discussed in note 3(b) and (c) above, we have issued warrants to ultimately purchase an aggregate of 4,500,000 shares of our Class A common shares. The following table summarizes information about these warrants:

	Number of Class A
	common shares	Per share	Warrant expiration
Warrant date of issuance	underlying warrants	exercise price	date

March 31, 2003	100,000	$6.14	March 31, 2006
April 30, 2003	100,000	$7.67	April 30, 2006
May 31, 2003	100,000	$7.55	May 31, 2006
June 30, 2003	100,000	$8.08	June 30, 2006
July 31, 2003	100,000	$8.17	July 31, 2006
August 31, 2003	100,000	$7.74	August 31, 2006
September 30, 2003	100,000	$8.49	September 30, 2006
December 23, 2004	3,800,000	(see note 12(a))	December 23, 2008

	4,500,000

(d)	Stock Option Plans

In September 1999, we adopted an employee incentive stock option plan (1999 ISO Plan) and a non-employee director stock option plan (1999 NQ Plan). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant, and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined. A total of 3,000,000 shares and 300,000 shares of Class A common stock have been reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively.

Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. These options vested immediately, and expire 10 years from the date of grant.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our stock options, as of December 31, 2005, 2004 and 2003, and changes during the fiscal years ended December 31, 2005, 2004 and 2003, is presented below (in thousands, except per share data):

		Weighted
		average
		exercise
	Shares	price

Outstanding at December 29, 2002	2,165	$13.69
Granted	335	8.85
Exercised	(11)	6.55
Forfeited	(138)	13.49

Outstanding at December 31, 2003	2,351	13.05
Granted	993	10.12
Exercised	(89)	6.53
Forfeited	(242)	12.99

Outstanding at December 31, 2004	3,013	12.28
Granted	379	7.54
Exercised	—	—
Forfeited	(453)	13.14

Outstanding at December 31, 2005	2,939	$11.54

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2005 (in thousands, except per share data):

		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 0 - 4.99	100	4.9	$4.81	100	$4.81
5 - 9.99	1,845	7.7	8.70	1,116	8.51
10 - 14.99	268	8.4	10.95	103	10.96
15 - 19.99	16	6.3	15.48	16	15.48
20 - 24.99	710	3.8	20.00	710	20.00

	2,939	6.7	$11.54	2,045	$12.49

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2004 (in thousands, except per share data):

		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 0 - 4.99	100	5.9	$4.81	100	$4.81
5 - 9.99	1,624	8.0	9.05	949	8.68
10 - 14.99	406	4.6	10.47	249	10.16
15 - 19.99	18	6.4	15.48	18	15.48
20 - 24.99	865	4.0	20.00	865	20.00

	3,013	6.3	$12.28	2,181	$13.22

We apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The per share weighted average fair value of stock options granted to employees during fiscal years ended December 31, 2005, 2004 and 2003 was $4.60, $7.37 and $6.63, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions at:

	December 31
	2005	2004	2003

Expected life	5 years	7 years	7 years
Dividends	None	None	None
Risk-free interest rate	4.25%	3.56%	3.63%
Expected volatility	69%	77%	81%

Had compensation expense for our plans been determined consistent with FASB No. 123, our net (loss) income applicable to common stockholders and net (loss) income per common share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal year ended December 31
	2005	2004	2003

Net (loss) income applicable to common stockholders:
As reported	$(44,719)	8,013	(10,116)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,940)	(5,379)	(5,069)

Pro forma net (loss) income applicable to common stockholders	$(47,659)	2,634	(15,185)

Basic and diluted net (loss) income per common share:
As reported	$(0.62)	0.13	(0.16)

Pro forma	$(0.66)	0.04	(0.23)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Commitments

(a)	Leases

We occupy a building under a capital lease agreement with Messrs. Alarcón, Sr. and Alarcón, Jr. expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

Building under capital lease	$1,230	1,230
Less accumulated depreciation	(835)	(774)

	$395	456

We lease office space and facilities and certain equipment under operating leases, some of which are with a related party (see note 16), that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2005, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	lease	lease

Fiscal year ending December 31:
2006	$149	6,185
2007	149	3,899
2008	149	3,547
2009	149	3,302
2010	149	3,300
Thereafter	211	18,540

Total minimum lease payments	956	$38,773

Less executory costs	(263)

	693
Less interest at 6.25%	(126)

Present value of minimum lease payments	$567

Total rent expense for the fiscal years ended December 31, 2005, 2004 and 2003 amounted to $3.9 million, $3.1 million and $2.4 million, respectively.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2011. The future minimum rental income to be received under these agreements as of December 31, 2005 is as follows (in thousands):

Fiscal year ending December 31:
2006	$387
2007	150
2008	154
2009	156
2010	138
Thereafter	27

$1,012

(b)	Employment Agreements

At December 31, 2005, we are committed to employment contracts for certain executives, on-air talent, general managers, and others expiring through 2010. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December 31:
2006	$16,517
2007	12,387
2008	8,493
2009	1,441
2010	448

$39,286

Included in the future payments schedule is our chief executive officer’s (CEO) employment agreement expiring on December 31, 2006. The agreement provides for an annual base salary of not less than $1.0 million, and a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any fiscal year, including acquired stations on a pro forma basis.

Under the terms of the agreement, the board of directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus. The total cash bonus awarded to our CEO for fiscal years ended December 31, 2005, 2004 and 2003 was approximately $1.0 million, $1.0 million and $0.7 million, respectively, of which $1.0 million and $1.0 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

(c)	401(k) Profit-Sharing Plan

In September 1999, we adopted a tax-qualified employee savings and retirement plan (the 401(k) Plan). We can make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants at our sole discretion. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan. There have not been any contributions associated with this plan to date.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Other Commitments

At December 31, 2005, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts and software contracts. Future payments under such commitments are as follows (in thousands):

Fiscal year ending December 31:
2006	$4,213
2007	4,027
2008	4,021
2009	3,346
2010	3,530
Thereafter	101

$19,238

(14)	Income Taxes

The components of the provision for income tax expense included in the consolidated statements of operations are as follows for the fiscal years ended December 31, 2005, 2004 and 2003 (in thousands):

	Fiscal year December 31,
	2005	2004	2003

Current:
Federal	$195	154	—
State	(444)	375	287
Foreign	175	175	173

	(74)	704	460

Deferred:
Federal	13,343	13,817	9,499
State	3,765	1,974	1,321

	17,108	15,791	10,820

Total for continuing operations	17,034	16,495	11,280
Discontinued operations	—	(14)	769

Total income tax expense	$17,034	16,481	12,049

For fiscal years ended December 31, 2005 and December 31, 2003 no net operating loss carry-forwards were utilized. For fiscal year ended December 31, 2004, approximately $16.6 million net operating losses were utilized as a result of income from discontinued operations.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$47,619	52,176
Foreign net operating loss carryforwards	8,660	8,453
Allowance for doubtful accounts	2,621	2,982
Unearned revenue	107	168
AMT credit	1,155	1,181
Fixed assets	111	667
Stock-based programming expense	1,199	1,177
Deposit on sale of stations	22,404	—
Other	2,177	2,478

	86,053	69,282
Less valuation allowance	(82,071)	(69,282)

Deferred tax asset	$3,982	—

Deferred tax liabilities:
Other	3,518	3,518
Amortization of FCC licenses	145,649	127,386
Derivative instrument	2,827	—
Less deferred tax liability included in assets held for sale	(3,849)	(3,849)

Deferred tax liability	$148,145	127,055

Net deferred tax liability	$144,163	127,055

As a result of the acquisition of radio station KRZZ-FM on December 23, 2004, which was structured as a tax free merger, we recognized a tax liability of approximately $46.7 million due to the book-tax difference of the FCC license intangible asset acquired (see note 3).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal years ended December 31, 2005, 2004 and 2003, as a result of the following:

	Fiscal year ended December 31,
	2005	2004	2003

Computed “expected” tax (benefit) expense	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(1.6)	7.5	10.6
Foreign taxes	1.0	1.1	6.3
Change in valuation allowance	115.3	52.6	339.4
Nondeductible expenses	1.6	1.7	23.4
Change in effective state tax rate	12.1	—	—
Other	—	4.5	3.3

	93.4%	102.4%	418.0%

The valuation allowance for deferred tax assets increased by $12.8 million during the fiscal year ended December 31, 2005 and decreased by $4.3 million during the fiscal year ended December 31, 2004. The change in the valuation allowance reflected in the rate reconciliation reflects only the change relating to continuing operations. As a result of adopting SFAS No. 142 on December 31, 2001, amortization of intangible assets ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets would occur within our net operating loss carry-forward period.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized.

At December 31, 2005, we had federal and state net operating loss carry-forwards of approximately $123.6 million and $75.8 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2008 through 2025.

In addition, at December 31, 2005, we had foreign net operating loss carry-forwards of approximately $22.2 million available to offset future taxable income expiring from the years 2006 through 2011.

(15)	Contingencies

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

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1996. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. We have timely filed license renewal applications for all of our radio stations, however, certain licenses were not renewed prior to their expiration dates. Based on having filed timely renewal applications, we continue to operate the radio stations operating under these licenses and do not anticipate that they will not be renewed.

We are currently being examined by the New York City Department of Finance with respect to corporate income tax matters. The New York City Department of Finance has proposed tax adjustments in 2004 for tax years 1999 to 2001. We are currently providing additional documentation and conducting discussions with the New York City Department of Finance to address the proposed tax adjustments. We are unable to determine the ultimate outcome as to additional tax liability, if any. No amounts have been accrued for this contingency.

(16)	Related-Party Transactions

Our corporate headquarters are located in a 21-story office building in Coconut Grove, Florida owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly-owned by our Chief Executive Officer. Since November 1, 2000, we have leased our office space under a ten-year lease, with the right to renew for two consecutive five-year terms (as amended, the “Lease”).

On March 7, 2006, we entered into a third amendment to the Lease providing for the expansion of our office space at our corporate headquarters. We previously entered into a second amendment to the Lease, effective as of December 1, 2004, which extended the term of the Lease to April 30, 2015 and further expanded the office space leased. The additional office space is used for the operation of our Miami broadcasting stations.

We currently pay a monthly rent of approximately $0.2 million for this office space, including the additional space leased under the amendments to the Lease. In addition to our corporate headquarters, we occupy a building under a capital lease agreement with Messrs. Alarcón, Sr. and Alarcón, Jr. (see note 13(a)). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

During 2005, we entered into various advertising contracts with certain affiliates, pursuant to which we paid our affiliates approximately $3.0 million, and agencies associated with our affiliates $2.3 million, in consideration of our affiliates and certain related outside agencies providing us with outdoor displays, such as billboards, to promote our radio stations. During fiscal year 2005, another related affiliate paid us consulting fees in the aggregate amount of $0.2 million in connection with the launch of its radio station WLZL-FM, serving the Maryland market.

During fiscal years ended December 31, 2005, 2004 and 2003, one of our members of the board of directors was a partner in a law firm that provides legal services to us, for which we paid approximately $5.0 million, $4.1 million and $4.2 million, respectively. We had outstanding payables to the law firm for approximately $0.5 million and $1.6 million, respectively, as of December 31, 2005 and 2004.

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

On June 14, 2000, an action was filed in the Eleventh Judicial Circuit (the “Court”) in and for Miami-Dade County, Florida by Jose Antonio Hurtado against us, alleging that he was entitled to a commission related to an acquisition made by us (the “Hurtado Case”). The Hurtado Case was tried before a jury during the week of December 1, 2003 and Mr. Hurtado was awarded the sum of $1.8 million, plus interest of approximately $0.6 million, which we accrued for during the year ended December 31, 2003.

Mr. Hurtado also filed an application for attorneys’ fees, which we opposed on grounds that there was no contractual or statutory basis for such an award. We filed a motion for judgment notwithstanding the verdict, which was heard on February 6, 2004. On March 12, 2004, the Court denied our motion for judgment notwithstanding the verdict and, upon its own motion, the Court granted a new trial. On April 7, 2004, Mr. Hurtado filed a notice of appeal with the Third Circuit Court of Appeals, challenging the order granting a new trial, and on April 8, 2004, we filed a notice of cross-appeal, challenging the denial of our motion for judgment notwithstanding the verdict. On August 27, 2004, Mr. Hurtado filed his initial brief, and on January 10, 2005, we filed a combined response brief and initial brief on our cross-appeal. On March 7, 2005, Mr. Hurtado filed his reply brief and our reply brief was due 20 days thereafter. The Third Circuit Court of Appeals set the matter for oral argument on April 13, 2005. Subsequently, on May 5, 2005, the Third Circuit Court of Appeals ruled that judgment should be entered in our favor. On May 19, 2005, Mr. Hurtado filed a motion for rehearing which was denied, and the mandate upon the denial of Mr. Hurtado’s motion was issued on July 29, 2005. During the year ended December 31, 2005, we reversed the legal contingency accrual of $1.8 million, plus interest of approximately $0.6 million related to this contingency based on the denial of Mr. Hurtado’s motion. We filed a motion with the trial court requesting judgment in our favor. On November 29, 2005, the court entered a final judgment in our favor.

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

In June of 2003, after lengthy negotiations, a settlement proposal was embodied in a memorandum of understanding among the investors in the plaintiff class, the issuer defendants and the issuer defendants’ insurance carriers. On July 23, 2003, our Board of Directors approved both the memorandum of understanding and an agreement between the issuer defendants and the insurers. The principal components of the settlement include: (1) a

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; (2) the assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the underwriter defendants; and (3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs against the underwriter defendants. The payments will be charged to each issuer defendant’s insurance policy on a pro rata basis.

On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005 and it has since received unanimous approval from all the non-bankrupt issuers. On August 31, 2005, the Court issued an order of preliminary approval, reciting that the Amendment had been entered into by the parties to the Issuers’ Settlement Stipulation.

On December 5, 2003, Amigo Broadcasting, L.P. (“Amigo”) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the “Court”), against us, Raul Bernal (“Bernal”) and Joaquin Garza (“Garza”), two of our former employees. Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that we (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the “Property”), (2) wrongfully converted the Property to our own use and benefit, (3) induced Bernal and Garza to breach their employment agreements with Amigo, (4) used and continued to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with us and our syndicators, (5) invaded Amigo’s privacy by misappropriating the names and likenesses of Bernal and Garza, and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $3.0 million.

On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order of Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. The parties have exchanged written discovery and are in the process of conducting depositions. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the “District Court”) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgement with the District Court. On March 2, 2006, the parties conducted a mediation but were unable to reach a settlement. Thus, the extent of any adverse impact on us with respect to this matter cannot be reasonably estimated at this time.

(18)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R),which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” method in which compensation cost is

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized beginning with the effective date (i) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.

We are required to adopt SFAS No. 123R effective as of January 1, 2006, and plan to utilize the modified prospective method of adoption. As permitted by SFAS No. 123, we currently account for share-based payments to employees under APB Opinion No. 25 using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior years, the impact of that adoption would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings and pro forma earnings per share in note 12(d).

In December 2004, FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets (SFAS No. 153), which replaces the Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (APB No. 29), exception for nonmonetary exchanges of similar productive assets with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring on or after January 1, 2006.

(19)	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2005 (in thousands, except per share data):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Net revenue from continuing operations	$35,339	44,575	43,047	46,871
Income (loss) from continuing operations before discontinued operations	$41	122	(33,039)	(2,386)
Discontinued operations, net of tax	(2)	(1)	3	(8)

Net income (loss)	39	121	(33,036)	(2,394)
Dividends on preferred stock	(2,282)	(2,343)	(2,406)	(2,418)

Net loss applicable to common stockholders	$(2,243)	(2,222)	(35,442)	(4,812)

Basic and diluted loss per common share before discontinued operations	$(0.03)	(0.03)	(0.49)	(0.07)
Discontinued operations per share	—	—	—	—

Basic and diluted loss per common share	$(0.03)	(0.03)	(0.49)	(0.07)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2004 (in thousands, except per share data):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Net revenue from continuing operations	$29,232	40,292	41,127	45,792
Income (loss) from continuing operations before discontinued operations	$738	(1,335)	(3,233)	3,438
Discontinued operations, net of tax	10,940	(51)	17,638	(117)

Net income (loss)	11,678	(1,386)	14,405	3,321
Dividends on preferred stock	(2,054)	(2,107)	(2,164)	(2,223)
Preferred stock beneficial conversion	—	—	—	(11,457)

Net income (loss) applicable to common stockholders	$9,624	(3,493)	12,241	(10,359)

Basic and diluted loss per common share before discontinued operations	$(0.02)	(0.05)	(0.08)	(0.16)
Discontinued operations per share	0.17	—	0.27	—

Basic and diluted income (loss) per common share	$0.15	(0.05)	0.19	(0.16)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Segment Data

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments. The accounting polices applied to determine the segment information are generally the same as those described in the summary of significant accounting polices (see note 2(s)). We began evaluating the performance of our operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Fiscal Years Ended		Change
	2005	2004	$	%
	(In thousands)

Net revenue:
Radio	$169,832	156,443	13,389	9%
Television	—	—	—	0%

Consolidated	$169,832	156,443	13,389	9%
Engineering and programming expense:
Radio	$32,098	30,941	1,157	4%
Television	1,949	—	1,949	100%

Consolidated	$34,047	30,941	3,106	10%
Selling, general and administrative:
Radio	$67,875	57,261	10,614	19%
Television	1,240	—	1,240	100%

Consolidated	$69,115	57,261	11,854	21%
Operating income (loss) before corporate expenses, depreciation and amortization and gain on sale of assets, net:
Radio	$69,859	68,241	1,618	2%
Television	(3,189)	—	(3,189)	100%

Consolidated	$66,670	68,241	(1,571)	(2)%
Depreciation and amortization:
Radio	$3,366	3,308	58	2%
Television	81	—	81	100%

Consolidated	$3,447	3,308	139	4%
Capital expenditures:
Radio	$2,563	2,677	(114)	(4)%
Television	1,326	—	1,326	100%
Corporate	595	321	274	85%

Consolidated	$4,484	2,998	1,486	50%

	As of December 31,
Total Assets:	2005	2004

Radio	$1,010,020	1,009,723
Television	3,197	—

Consolidated	$1,013,217	1,009,723

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	Balance	Charged	Charged to
	beginning of	to cost	other		Balance at
Description	year	and expense	accounts(1)	Deductions(2)	end of year

Fiscal year ended December 31, 2005:
Allowance for doubtful accounts	$3,440	1,046		654	3,832
Valuation allowance on deferred taxes	69,282	21,017	(8,228)		82,071
Fiscal year ended December 31, 2004:
Allowance for doubtful accounts	2,898	1,458	—	916	3,440
Valuation allowance on deferred taxes	73,533	(4,251)	—	—	69,282
Fiscal year ended December 31, 2003:
Allowance for doubtful accounts	4,042	335	—	1,479	2,898
Valuation allowance on deferred taxes	63,608	9,925	—	—	73,533

(1)	True-up to tax returns of deferred tax accounts.

(2)	Cash write-offs, net of recoveries.

See accompanying independent auditors’ report.

EXHIBIT INDEX

(a)  —  Exhibits:

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1	—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10.2*	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10.4*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).
10.5	—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.6	—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.7	—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.8	—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.9	—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.10	—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.11	—	Agreement of Lease dated as of March 1, 1996 No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10.12	—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).
10.13	—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).
10.14	—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).
10.15*	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10.16	—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.17*	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10.18*	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.19	—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10.20*	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.21	—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”)).
10.22	—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).
10.23*	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).
10.24	—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).
10.25	—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.26	—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.27	—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.28	—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).
10.29	—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).
10.30	—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).
10.31	—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).
10.32	—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).
10.33	—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).
10.34	—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).
10.35	—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.36*	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.37*	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.38	—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.39	—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee, and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.40	—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.41	—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.42*	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.43	—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision — Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.44	—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.45*	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.46*	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.47*	—	Stock Option Agreement dated as of August 30, 2002 between the Company and William B. Tanner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.48*	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.49	—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).
10.50	—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.51	—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).

10.52	—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the “5/15/03 Quarterly Report”)).
10.53	—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.54	—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the “8/13/03 Quarterly Report”)).
10.55	—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.56	—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.57	—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.58	—	Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 9, 2003).
10.59	—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.60	—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.61	—	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 11/14/03 Quarterly Report).
10.62	—	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.4 of the Company’s 11/14/03 Quarterly Report).
10.63	—	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).
10.64	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.6 of the Company’s 11/14/03 Quarterly Report).
10.65	—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).
10.66	—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10.67*	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10.68*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the “2004 Form 10-K”)).
10.69*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).

10.70*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).
10.71*	—	Incentive Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner Jr. (incorporated by reference to Exhibit 10.76 of the Company’s 2004 Form 10-K).
10.72*	—	Nonqualified Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner, Jr. (incorporated by reference to Exhibit 10.77 of the Company’s 2004 Form 10-K).
10.73*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).
10.74*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).
10.75*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).
10.76*	—	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the “5/10/04 Quarterly Report”)).
10.77*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).
10.78	—	Amendment dated as of April 15, 2004, to the Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.3 of the Company’s 5/10/04 Quarterly Report).
10.79	—	Time Brokerage Agreement dated as of April 15, 2004 between KPTI Licensing, Inc., and Spanish Broadcasting System-San Francisco, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.4 of the Company’s 5/10/04 Quarterly Report).
10.80*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the “8/9/04 Quarterly Report”)).
10.81*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).
10.82	—	Asset Purchase Agreement dated as of July 26, 2004 between Newsweb Corporation and Spanish Broadcasting System of Illinois, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 8/9/04 Quarterly Report).
10.83	—	Asset Purchase Agreement dated as of August 17, 2004 between Styles Media Group, LLC and Spanish Broadcasting System Southwest, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed August 23, 2004).
10.84	—	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.85	—	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.86	—	Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.87	—	Time Brokerage Agreement dated as of August 17, 2004 between Spanish Broadcasting System Southwest, Inc. and Styles Media Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on November 9, 2004).
10.88	—	Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).

10.89	—	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10.90*	—	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.91	—	Amendment to Asset Purchase Agreement, dated March 30, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting Southwest, Inc. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 5, 2005).
10.92	—	First Lien Credit Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.93	—	Second Lien Term Loan Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.94	—	First Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.95	—	Second Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.96	—	Intercreditor Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.97*	—	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.98	—	Asset Purchase Agreement, dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10.99	—	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10.100*	—	Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, between Spanish Broadcasting System, Inc. and Marko Radlovic.
10.101	—	Second Amendment to Asset Purchase Agreement, dated as of July 29, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting System Southwest, Inc., and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed August 2, 2005).
10.102	—	Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).
10.103	—	Security Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Licensing, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2006).

10.104	—	Pledge Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.105	—	Secured Promissory Note, dated March 1, 2006, made by Spanish Broadcasting System, Inc., Mega Media Holdings, Inc. and WDLP Licensing, Inc. in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, in the principal amount of $18,500,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.106	—	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc.
14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
21.1	—	List of Subsidiaries of the Company.
23.1	—	Consent of KPMG LLP.
24.1	—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31(i).1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i).2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of November 2, 1999 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
99.2	—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of June 8, 2001 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2006.

Signature

/s/ Raúl Alarcón, Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)

/s/ Joseph A. García Joseph A. García	Executive Vice President, Chief Financial Officer, and Secretary (principal financial and accounting officer)

/s/ Pablo Raúl Alarcón, Sr. Pablo Raúl Alarcón, Sr.	Director

/s/ Dan Mason Dan Mason	Director

/s/ Antonio S. Fernandez Antonio S. Fernandez	Director

/s/ Jose A. Villamil Jose A. Villamil	Director

/s/ Jason L. Shrinsky Jason L. Shrinsky	Director

EXHIBIT INDEX

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1	—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10.2*	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10.4*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).
10.5	—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.6	—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.7	—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.8	—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.9	—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.10	—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.11	—	Agreement of Lease dated as of March 1, 1996 No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10.12	—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).
10.13	—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).
10.14	—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).
10.15*	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10.16	—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.17*	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10.18*	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.19	—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10.20*	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.21	—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”)).
10.22	—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).
10.23*	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).
10.24	—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).
10.25	—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.26	—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.27	—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.28	—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).
10.29	—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).
10.30	—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).
10.31	—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).
10.32	—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).
10.33	—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).
10.34	—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).
10.35	—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.36*	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.37*	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.38	—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.39	—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee, and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.40	—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.41	—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.42*	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.43	—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision — Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.44	—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.45*	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.46*	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.47*	—	Stock Option Agreement dated as of August 30, 2002 between the Company and William B. Tanner (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.48*	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.49	—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).
10.50	—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.51	—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).

10.52	—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the “5/15/03 Quarterly Report”)).
10.53	—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.54	—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the “8/13/03 Quarterly Report”)).
10.55	—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.56	—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.57	—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.58	—	Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 9, 2003).
10.59	—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.60	—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.61	—	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 11/14/03 Quarterly Report).
10.62	—	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.4 of the Company’s 11/14/03 Quarterly Report).
10.63	—	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).
10.64	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.6 of the Company’s 11/14/03 Quarterly Report).
10.65	—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).
10.66	—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10.67*	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10.68*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the “2004 Form 10-K”)).
10.69*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).

10.70*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).
10.71*	—	Incentive Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner Jr. (incorporated by reference to Exhibit 10.76 of the Company’s 2004 Form 10-K).
10.72*	—	Nonqualified Stock Option Agreement dated September 8, 2003 between the Company and William B. Tanner, Jr. (incorporated by reference to Exhibit 10.77 of the Company’s 2004 Form 10-K).
10.73*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).
10.74*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).
10.75*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).
10.76*	—	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the “5/10/04 Quarterly Report”)).
10.77*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).
10.78	—	Amendment dated as of April 15, 2004, to the Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.3 of the Company’s 5/10/04 Quarterly Report).
10.79	—	Time Brokerage Agreement dated as of April 15, 2004 between KPTI Licensing, Inc., and Spanish Broadcasting System-San Francisco, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.4 of the Company’s 5/10/04 Quarterly Report).
10.80*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the “8/9/04 Quarterly Report”)).
10.81*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).
10.82	—	Asset Purchase Agreement dated as of July 26, 2004 between Newsweb Corporation and Spanish Broadcasting System of Illinois, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 8/9/04 Quarterly Report).
10.83	—	Asset Purchase Agreement dated as of August 17, 2004 between Styles Media Group, LLC and Spanish Broadcasting System Southwest, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed August 23, 2004).
10.84	—	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.85	—	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.86	—	Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.87	—	Time Brokerage Agreement dated as of August 17, 2004 between Spanish Broadcasting System Southwest, Inc. and Styles Media Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on November 9, 2004).
10.88	—	Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).

10.89	—	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10.90*	—	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.91	—	Amendment to Asset Purchase Agreement, dated March 30, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting Southwest, Inc. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 5, 2005).
10.92	—	First Lien Credit Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.93	—	Second Lien Term Loan Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.94	—	First Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.95	—	Second Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.96	—	Intercreditor Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.97*	—	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.98	—	Asset Purchase Agreement, dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10.99	—	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10.100*	—	Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, between Spanish Broadcasting System, Inc. and Marko Radlovic.
10.101	—	Second Amendment to Asset Purchase Agreement, dated as of July 29, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting System Southwest, Inc., and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed August 2, 2005).
10.102	—	Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).
10.103	—	Security Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Licensing, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2006).

10.104	—	Pledge Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.105	—	Secured Promissory Note, dated March 1, 2006, made by Spanish Broadcasting System, Inc., Mega Media Holdings, Inc. and WDLP Licensing, Inc. in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, in the principal amount of $18,500,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.106	—	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc.
14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
21.1	—	List of Subsidiaries of the Company.
23.1	—	Consent of KPMG LLP.
24.1	—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31(i).1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i).2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of November 2, 1999 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
99.2	—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of June 8, 2001 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.