Form 10-Q
period 2006-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2006-05-10
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer:     ☐          Accelerated filer:     ☑          Non-accelerated filer:     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2006, 40,277,805 shares of Class A common stock, par value $0.0001 per share, 24,503,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements
      This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005

	(In thousands,
	except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,436	$125,156
Receivables, net of allowance for doubtful accounts of $4,071 in 2006 and $3,832 in 2005	27,976	34,269
Prepaid expenses and other current assets	4,319	3,635
Assets held for sale	—	65,109

Total current assets	98,731	228,169
Property and equipment, net of accumulated depreciation of $31,229 in 2006 and $30,335 in 2005	24,638	22,973
FCC licenses	749,823	710,410
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $79 in 2006 and $70 in 2005	1,355	2,580
Deferred financing costs, net of accumulated amortization of $867 in 2006 and $749 in 2005	6,443	8,744
Other assets	652	596
Derivative instrument	11,472	6,939

Total assets	$925,920	$1,013,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	17,495	21,487
Accrued interest	53	1,426
Deposits on sale of stations	—	55,000
Unearned revenue	2,048	263
Deferred commitment fee	431	450
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of the senior credit facility term loan due 2013	—	100,000
Current portion of other long-term debt	76	75
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	25,367	183,965
Senior credit facility term loan due 2012, less current portion	318,500	319,313
Non-interest bearing note payable due 2009	14,876	—
Other long-term debt, less current portion	473	492
Deferred income taxes	141,797	144,163
Unearned revenue, less current portion	3,538	—
Other long-term liabilities	386	525

Total liabilities	504,937	648,458

Cumulative exchangeable redeemable preferred stock:
10 3/4 % Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at March 31, 2006 and December 31, 2005	89,932	89,932

Stockholders’ equity:
Series C preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; issued and outstanding 380,000 shares	1	1
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 40,277,805 shares issued and outstanding at March 31, 2006 and December 31, 2005	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 24,503,500 shares issued and outstanding at March 31, 2006 and December 31, 2005	2	2
Additional paid-in capital	520,988	520,421
Accumulated other comprehensive income	11,472	6,939
Accumulated deficit	(201,416)	(252,540)

Total stockholders’ equity	331,051	274,827

Total liabilities, cumulative exchangeable redeemable preferred stock and stockholders’ equity	$925,920	$1,013,217

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended
	March 31,

	2006	2005

	(In thousands, except
	per share data)
Net revenue	$37,775	$35,339

Operating expenses:
Engineering and programming	11,819	7,865
Selling, general and administrative	16,699	15,318
Corporate expenses	3,528	3,701
Depreciation and amortization	927	830
Gain on the sale of assets, net of disposal of costs	(50,801)	—

Total operating (income) expenses	(17,828)	27,714

Operating income	55,603	7,625

Other (expense) income:
Interest expense, net	(5,419)	(10,170)
Loss on early extinguishment of debt	(2,997)	—
Other, net	(26)	7

Income (loss) before income taxes and discontinued operations	47,161	(2,538)
Income tax benefit	(6,380)	(2,579)

Income before discontinued operations	53,541	41
Loss on discontinued operations, net of tax	—	(2)

Net income	$53,541	$39
Dividends on Series B preferred stock	(2,417)	(2,282)

Net income (loss) applicable to common stockholders	$51,124	$(2,243)

Basic and diluted income (loss) per common share:
Net income (loss) per common share before discontinued operations	$0.71	$(0.03)
Net loss per common share from discontinued operations	$—	$—

Net income (loss) per common share	$0.71	$(0.03)

Weighted average common shares outstanding:
Basic	72,381	72,381

Diluted	72,393	72,381

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in
Stockholders’ Equity and Comprehensive Income
for the Three-Months Ended March 31, 2006

	Class C		Class A		Class B
	Preferred Stock		Common Stock		Common Stock			Accumulated
							Additional	Other		Total
	Number	Par	Number	Par	Number	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Income	Deficit	Equity

	(In thousands, except per share data)
Balance at December 31, 2005	380,000	$1	40,277,805	$4	24,503,500	$2	520,421	6,939	(252,540)	274,827
Stock options expense	—	—	—	—	—	—	567	—	—	567
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(2,417)	(2,417)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	53,541	53,541
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	4,533	—	4,533

Comprehensive income										58,074

Balance at March 31, 2006	380,000	$1	40,277,805	$4	24,503,500	$2	$520,988	$11,472	$(201,416)	$331,051

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three-Months Ended
	March 31,

	2006	2005

	(In thousands)
Cash flows from operating activities:
Net income	$53,541	$39
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	2
Loss on early extinguishment of debt	2,997	—
Gain on the sale of assets, net of disposal costs	(50,801)	(9)
Depreciation and amortization	927	830
Net barter income	24	257
Provision for (reduction of) doubtful trade accounts receivable	488	(107)
Amortization of debt discount	—	331
Amortization of non-interest bearing note	98	—
Stock option expense	567	—
Amortization of deferred financing costs	304	499
Decrease in deferred income taxes	(6,215)	(2,623)
Increase in unearned revenue	11	270
Amortization of deferred commitment fee	(19)	(19)
Changes in operating assets and liabilities:
Decrease in trade receivables	5,755	8,812
(Increase) decrease in prepaids and other current assets	(684)	304
Increase in other assets	(56)	(208)
Decrease in accounts payable and accrued expenses	(3,992)	(5,195)
(Decrease) increase in accrued interest	(1,373)	7,969

Net cash provided by continuing operations	1,572	11,152
Net cash used in discontinued operations	—	(3)

Net cash provided by operating activities	1,572	11,149

Cash flows from investing activities:
Proceeds from sale of radio stations, net of closing costs	64,759	20,036
Acquisition of television stations	(18,496)	—
Additions to property and equipment	(2,168)	(894)

Net cash provided by investing activities	44,095	19,142

Cash flows from financing activities:
Payment of senior credit facility term loan due 2009	—	(312)
Payment of senior credit facility term loan due 2012	(813)	—
Payment of senior credit facility term loan due 2013 (including prepayment premium of $1.0 million)	(101,000)	—
Payment of Series B preferred stock dividend	(2,417)	—
Payments of other long-term debt	(157)	(87)

Net cash used in financing activities	(104,387)	(399)

Net (decrease) increase in cash and cash equivalents	(58,720)	29,892
Cash and cash equivalents at beginning of period	125,156	132,032

Cash and cash equivalents at end of period	66,436	161,924

Supplemental cash flows information:
Interest paid during the period	7,426	1,945

Income taxes paid during the period, net	389	1,649

Non-cash investing and financing activities:
Unrealized gain on derivative instrument	$4,533	$—

Unearned revenue (advertising given as consideration for acquisition of television stations)	$5,338	$—

Non-interest bearing note payable issued for the acquisition of television stations	$14,778	$—

Accrual of preferred stock as payment of preferred stock dividend	$—	$1,910

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for, the fiscal year ended December 31, 2005, included in our fiscal year end 2005 Annual Report on Form 10-K.
      In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results for a full year.

2.	Assets Held for Sale
      On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC, a Florida limited liability company (“Styles Media Group”), pursuant to that certain asset purchase agreement, dated as of August 17, 2004, by and among Styles Media Group, Spanish Broadcasting System SouthWest, Inc., one of our subsidiaries, and us.
      In connection with the closing of the LA Asset Sale, Styles Media Group paid a cash purchase price of $120.0 million, consisting of $65.0 million paid at closing and $55.0 million previously paid to us as non-refundable deposits. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the three-months ended March 31, 2006.
      Previously, on August 17, 2004, Spanish Broadcasting System SouthWest, Inc., also entered into a time brokerage agreement with Styles Media Group pursuant to which Styles Media Group was permitted to begin broadcasting its programming on radio stations KZAB-FM and KZBA-FM beginning on September 20, 2004. On January 31, 2006, the time brokerage agreement was terminated upon the completion of the sale.
      We determined that, since we were not eliminating all significant revenues and expenses generated in this market, the LA Asset Sale did not meet the criteria to classify the stations’ operations as discontinued operations. KZAB-FM and KZBA-FM generated net revenues of $0.2 million and $0.5 million and generated station operating income of $0.1 million and $0.4 million for the three-month periods ended March 31, 2006 and 2005, respectively, as a result of the time brokerage agreement.

3.	Stockholders’ Equity

(a)	Series C Preferred Stock
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

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the terms of the certificate of designation governing the Series C preferred stock, the holder of Series C preferred stock has the right to convert each share of Series C preferred stock into twenty fully paid and non-assessable shares of our Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant is convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. To date, none of these warrants have been exercised.
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
      The rights of the holders of shares of Class A common stock and Class B common stock are identical, except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4 % Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the “Series B preferred stock”) and on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

(c)	Warrants
      In connection with the purchase of KXOL-FM and the merger agreement with Infinity, as discussed in Note 3(a), we have warrants outstanding to ultimately purchase an aggregate of 4,400,000 shares of our Class A common stock. The following table summarizes information about these warrants which are outstanding as of March 31, 2006:

	Number of Class A
	Common Shares	Per Share
Warrant Date of Issue	Underlying Warrants	Exercise Price		Warrant Expiration Date

April 30, 2003(1)	100,000	$7.67		April 30, 2006
May 31, 2003	100,000	$7.55		May 31, 2006
June 30, 2003	100,000	$8.08		June 30, 2006
July 31, 2003	100,000	$8.17		July 31, 2006
August 31, 2003	100,000	$7.74		August 31, 2006
September 30, 2003	100,000	$8.49		September 30, 2006
December 23, 2004	3,800,000	(see Note 3	(a))	December 23, 2008

	4,400,000

(1)	Subsequent to March 31, 2006, warrants for 100,000 shares of Class A common stock expired unexercised.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Stock Option Plans

Background
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

Impact of the Adoption of SFAS No. 123(R) “Share-Based Payment”
      We adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 “Accounting for Stock-Based Compensation,” were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-months ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands):

Engineering and programming expenses	$180
Selling, general and administrative expenses	87
Corporate expenses	300

Total	$567

      As of March 31, 2006, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted-average period of approximately two years.
      SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not receive any cash payments from option exercises for the three-month period ended March 31, 2006.
      In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our full valuation allowance on our deferred tax assets.

Valuation Assumptions
      We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted to employees during the

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three-month periods ended March 31, 2006 and 2005 was $0 (no options granted) and $10.78, respectively. The following assumptions were used for each respective period:

	Three-Months Ended
	March 31,

	2006	2005

Expected life	7 years	5 years
Dividends	None	None
Risk-free interest rate	4.83%	4.18%
Expected volatility	67%	72%
      Our computation of expected volatility for the first quarter of 2006 is based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-Based Payment Award Activity
      A summary of the status of our stock options, as of December 31, 2005 and March 31, 2006, and changes during the three-months ended March 31, 2006, is presented below (in thousands, except per share data):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2005	2,939	$11.54
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2006	2,939	$11.54	6.5	$102

Exercisable at March 31, 2006	2,323	$12.20	5.9	$72

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2006 (in thousands, except per share data):

			Weighted
			Average
			Remaining	Weighted		Weighted
			Contractual	Average		Average
	Vested	Unvested	Life	Exercise	Number	Exercise
Range of Exercise Prices	Options	Options	(Years)	Price	Exercisable	Price

$ 0 - 4.99	100	—	4.7	$4.81	100	$4.81
5 - 9.99	1,351	494	7.4	8.70	1,351	8.74
10 - 14.99	146	122	8.1	10.95	146	11.04
15 - 19.99	16	—	6.1	15.48	16	15.48
20 - 24.99	710	—	3.6	20.00	710	20.00

	2,323	616	6.5	$11.54	2,323	$12.20

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma Information for Periods Prior to the Adoption of SFAS123(R)
      Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS No. 123(R) was not reflected in our results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
      The pro forma information for the three-months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Net loss applicable to common stockholders:
As reported	(2,243)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(742)

Pro forma net loss	(2,985)

Net loss per common share:
As reported: Basic and Diluted	(0.03)

Pro forma: Basic and Diluted	(0.04)

4.	Operating Segments
      Due to the recent commencement of our new television operation “MEGA TV”, we are now reporting two operating segments, radio and television.
      Radio broadcasting. We own and operate 20 radio stations located in some of the top Hispanic markets of New York, Los Angeles, Miami, Chicago, San Francisco and Puerto Rico.
      Television broadcasting. We own and operate two television stations, which operate as one television operation, branded “MEGA TV”, serving the South Florida market.
      Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following (in thousands):

	Three-Months Ended
	March 31,		Change

	2006	2005	$	%

	(In thousands)
Net revenue:
Radio	37,344	35,339	2,005	6%
Television	431	—	431	100%

Consolidated	37,775	35,339	2,436	7%

Engineering and programming expense:
Radio	8,436	7,865	572	7%
Television	3,383	—	3,382	100%

Consolidated	11,819	7,865	3,954	50%

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three-Months Ended
	March 31,		Change

	2006	2005	$	%

	(In thousands)
Selling, general and administrative:
Radio	$14,552	15,318	(766)	(5)%
Television	2,147	—	2,147	100%

Consolidated	$16,699	15,318	1,381	9%

Operating income (loss) before corporate expenses, depreciation and amortization and gain on sales of assets, net:
Radio	$14,356	12,156	2,200	18%
Television	(5,099)	—	(5,099)	100%

Consolidated	$9,257	12,156	(2,899)	(24)%

Depreciation and amortization:
Radio	$618	572	46	8%
Television	57	—	57	100%
Corporate	252	258	(6)	(2)%

Consolidated	$927	830	97	12%

Capital expenditures:
Radio	$529	689	(160)	(23)%
Television	1,518	—	1,518	100%
Corporate	121	205	(84)	(41)%

Consolidated	$2,168	894	1,274	143%

	As of March 31,

	2006	2005

Total Assets:
Radio	$881,283	1,029,995
Television	44,637	—

Consolidated	$925,920	1,029,995

5.	Litigation
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
      On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the “Amendment”). Our Board of Directors approved the Amendment on May 4, 2005 and it has since received unanimous approval from all the non-bankrupt issuers. On August 31, 2005, the Court issued an order of preliminary approval, reciting that the Amendment had been entered into by the parties to the Issuers’ Settlement Stipulation. On April 24, 2006, the Court held a fairness hearing to determine whether to grant final approval of the settlement between plaintiffs and the issuer defendants, but has not yet issued a final ruling.

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
      On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the “District Court”) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted a mediation but were unable to reach a settlement. The case was thereafter tried before a jury the week of May 1, 2006. At the close of plaintiff’s evidence, defendants presented a motion for judgment as a matter of law and the motion was granted on all counts. The District Court entered judgment for the defendants, Garza, Bernal and us. Plaintiff has the right to appeal, but has not yet indicated to us whether it intends to do so. Based on the existing circumstances, we believe that it is unlikely that the appeal (if any) will result in a material adverse outcome to us.

6.	Repayment of Second Lien Senior Secured Credit Facilities
      On February 17, 2006, we repaid and terminated our second lien credit facility, dated as of June 10, 2005, among us, Merrill Lynch Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc., and certain other lenders (the “Second Lien Credit Facility”). We used approximately $101.0 million of the net cash proceeds from the LA Asset Sale to pay the full amount owed under the Second Lien Credit Facility. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the three-months ended March 31, 2006.

7.	Television Station Acquisition
      On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and WDLP Licensing, Inc. (“Mega-Sub,” and, together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the Federal Communications Commission (the “FCC”) used in or related to the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, as amended on September 19, 2005, October 19, 2005 and January 6, 2006 with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (collectively, the “Sellers”). WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “MEGA TV”, serving the South Florida market. MEGA TV debuted on the air on March 1, 2006.
      In connection with the closing, Mega Media paid an aggregate purchase price equal to $37.6 million, consisting of: (i) cash in the amount of $17.0 million; (ii) a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million (present valued at $14.8 million), which we have guaranteed and is secured by the assets acquired in the transaction; (iii) deposits of $0.5 million and $1.0 million made on July 13, 2005 and January 6, 2006, respectively; and (iv) two extension payments of $0.3 million made on September 1, 2005 and January 6, 2006, respectively, in consideration for the extensions of the closing date.
      In addition, as part of the television station acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for the three years following closing, of commercial advertising time on any of our broadcasting stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue). We have recorded approximately $5.3 million in unearned revenue which represents the present value of commercial advertising due.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and operate 20 radio stations in markets that reach approximately 49% of the U.S. Hispanic population, and two television stations, which are expected to reach approximately 1.5 million households in the South Florida market. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “MEGA TV”. We also occasionally produce live concerts and events throughout the United States and Puerto Rico. In addition, we operate LaMusica.com, a bilingual Spanish-English website providing content related to Latin music, entertainment, news and culture.
      On March 1, 2006, we acquired television stations WSBS-TV (Channel 22, formerly known as WDLP-TV) and its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, serving the South Florida market. On March 1, 2006, we also launched MEGA TV, our general interest Spanish-language television operation. We intend to design our television programming to meet a broad range of preferences of the U.S. Hispanic market, directed primarily at the 18-to-49 year old age bracket. We plan to develop approximately 60% of our programming and expect to commission other content from Spanish-language production partners. The channel currently features televised versions of our Miami top-rated radio shows, debate shows, dance and music contests, reality and entertainment shows and game shows. We anticipate that television revenue will be generated primarily from the sale of local and national market advertising.
      The success of each of our stations depends significantly upon its audience ratings and share of the overall advertising revenue within its market. The broadcasting industry is a highly competitive business, but some barriers to entry do exist. Each of our stations competes with both Spanish-language and English-language stations in its market, as well as with other advertising media, such as newspapers, cable television, the Internet, magazines, outdoor advertising, satellite radio, transit advertising and direct mail marketing. Factors which are material to our competitive position include management experience, our stations’ rank in their markets, signal strength and frequency and audience demographics, including the nature of the Spanish-language market targeted by a particular station.
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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2006 and 2005
      Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments.

	Three-Months Ended
	March 31,		Change

	2006	2005	$	%

	(In thousands)
Net revenue:
Radio	$37,344	35,339	2,005	6%
Television	431	—	431	100%

Consolidated	$37,775	35,339	2,436	7%

Engineering and programming expense:
Radio	$8,436	7,865	572	7%
Television	3,383	—	3,382	100%

Consolidated	$11,819	7,865	3,954	50%

Selling, general and administrative:
Radio	$14,552	15,318	(766)	(5)%
Television	2,147	—	2,147	100%

Consolidated	$16,699	15,318	1,381	9%

Operating income (loss) before corporate expenses, depreciation and amortization and gain on sales of assets, net:
Radio	$14,356	12,156	2,200	18%
Television	(5,099)	—	(5,099)	100%

Consolidated	$9,257	12,156	(2,899)	(24)%

Depreciation and amortization:
Radio	$618	572	46	8%
Television	57	—	57	100%
Corporate	252	258	(6)	(2)%

Consolidated	$927	830	97	12%

Capital expenditures:
Radio	$529	689	(160)	(23)%
Television	1,518	—	1,518	100%
Corporate	121	205	(84)	(41)%

Consolidated	$2,168	894	1,274	143%

	As of March 31,

	2006	2005

Total Assets:
Radio	$881,283	1,029,995
Television	44,637	—

Consolidated	$925,920	1,029,995

      The following summary table presents a comparison of our results of operations for the three-month periods ended March 31, 2006 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change

	2006	2005	$	%

	(In thousands)
Net revenue	$37,775	35,339	2,436	7%
Engineering and programming expense	11,819	7,865	3,954	50%
Selling, general and administrative expense	16,699	15,318	1,381	9%
Corporate expenses	3,528	3,701	(173)	(5)%
Depreciation and amortization	927	830	97	12%
Gain on sale of assets, net of disposal costs	(50,801)	—	(50,801)	100%

Operating income	$55,603	$7,625	47,978	629%
Interest expense, net	(5,419)	(10,170)	4,751	(47)%
Loss on early extinguishment of debt	(2,997)	—	(2,997)	100%
Other (expense) income, net	(26)	7	(33)	(471)%
Income tax benefit	(6,380)	(2,579)	(3,801)	147%
Loss on discontinued operations, net of taxes	—	(2)	2	N/A

Net income	$53,541	$39	53,502	137185%

      Net Revenue. The increase in net revenue was mainly due to the revenue generated by our radio segment, which had net revenue growth of 6%. This radio net revenue growth was primarily from local and national revenues in our Puerto Rico, San Francisco and Chicago markets, offset by a decrease in our New York market. Our new television segment “MEGA TV”, which debuted on March 1, 2006, had net revenue of $0.4 million.
      Engineering and Programming Expenses. The increase in engineering and programming expenses was mainly due to our new television segment, which totaled $3.4 million in expenses, primarily related to start-up programming costs and original produced programming. Our radio segment’s engineering and programming expenses increased 7%, as a result of an increase in our music licenses fees of $0.3 million and SFAS No. 123(R) non-cash stock option expense of $0.2 million.
      Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was mainly due to our new television segment, which totaled $2.1 million in expenses, primarily related to (a) advertising and promotions, (b) employee compensation and benefits and (c) rent expense. The television segment’s increase in selling, general and administrative expenses was offset by a decrease in the radio segment’s selling, general and administrative expenses of $0.8 million. The decrease in the radio segment’s selling, general and administrative expenses was a result of decreases in (a) barter expense due to lower related advertising and marketing costs, (b) cash advertising and promotions and (c) professional fees mainly related to our in-house compliance with the Sarbanes-Oxley Act of 2002. These decreases in the radio segment’s selling, general and administrative expenses were offset by increases in radio for the provision for doubtful accounts receivable, compensation and benefits and rent expense related to a new lease for our Miami radio stations’ facilities.
      Corporate Expenses. The decrease in corporate expenses was mainly a result of a decrease in legal and professional fees and other business development expenses, offset by an increase in employee compensation and benefits related to SFAS No. 123(R) non-cash stock option expenses.

      Gain on sales of assets, net. The gain on sales of assets, net, is related to the sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006 and we recognized a pre-tax gain of approximately $50.8 million.
      Operating Income. The increase in operating income was primarily attributed to the gain on sales of assets, net, offset by our new television segment’s start-up operating loss.
      Interest Expense, net. The decrease in interest expense, net, was due primarily to lower interest expense incurred with respect to the senior secured credit facilities we entered into on June 10, 2005 as compared to interest expense incurred on our prior debt structure. In addition, on February 17, 2006, we repaid our $100.0 million Second Lien Credit Facility. Interest expense, net, also decreased due to an increase in interest income resulting from a general increase in interest rates on our cash balances.
      Loss on early extinguishment of debt. The loss on early extinguishment of debt was due to the $1.0 million prepayment premium paid and the $2.0 million write-off of unamortized deferred financing costs related to the repayment of our $100.0 million Second Lien Credit Facility.
      Income Taxes. The increase in income tax benefit was primarily due to the reversal of the deferred tax liability associated with our Los Angeles radio stations KZAB-FM and KZBA-FM, as a result of the book/tax basis differences on the date of sale.
      Net Income. The increase in net income was primarily due to the gain on sale of assets, net, decrease in interest expense, net, and an increase in income tax benefit, offset by the loss on early extinguishment of debt.
Liquidity and Capital Resources
      Our primary sources of liquidity are cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under our $25.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designations governing our preferred stock and the credit agreement governing our first lien credit facility. Additionally, our certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $66.4 million and $125.2 million as of March 31, 2006 and December 31, 2005, respectively.
      The following summary table presents a comparison of our capital resources for the three-month periods ended March 31, 2006 and 2005, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change

	2006	2005	$

	(In thousands)
Capital expenditures	$2,168	894	1,274

Net cash flows provided by operating activities	$1,572	11,149	(9,577)
Net cash flows provided by investing activities	44,095	19,142	24,953
Net cash flows used in financing activities	(104,387)	(399)	(103,988)

Net (decrease) increase in cash and cash equivalents	$(58,720)	29,892

      Net Cash Flows Provided by Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the decrease in cash received from customers and an increase in cash interest we paid.
      Net Cash Flows Provided by Investing Activities. Changes in our net cash flows from investing activities were primarily a result of: (a) in 2006, we received proceeds of $64.8 million for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by $18.5 million of payments made to acquire our television operation “MEGA TV” and capital expenditures and (b) in 2005, we received deposits totaling $20.0 million for the sale of Los Angeles stations KZAB-FM and KZBA-FM, offset by capital expenditures.
      Net Cash Flows Used In Financing Activities. Changes in our net cash flows from financing activities were primarily a result of the repayment of our $100.0 million Second Lien Credit Facility and cash dividends paid on our Series B preferred stock.
      Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required interest and quarterly principal payments pursuant to the credit agreement governing our first lien credit facility due 2012 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

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
      On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC (“Styles Media Group”) pursuant to that certain asset purchase agreement, dated as of August 17, 2004, as amended on February 18, 2005, March 30, 2005 and July 29, 2005, by and among Styles Media Group, Spanish Broadcasting Systems Southwest, Inc. and us. Styles Media Group made a $65.0 million payment at closing and non-refundable deposits to us on February 18, 2005, March 30, 2005, July 29, 2005 and December 22, 2005 in the amount of $6.0 million, $14.0 million, $15.0 million and $20.0 million, respectively, totaling $55.0 million. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the three-months ended March 31, 2006.
      On February 17, 2006, we repaid and terminated our Second Lien Credit Facility by using approximately $101.0 million of our net cash proceeds from the LA Asset Sale to pay the full amount owed under the Second Lien Credit Facility. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the three-months ended March 31, 2006. In addition, as a result of the repayment of our Second Lien Credit Facility, our first lien credit facility applicable margin decreased from 2.0% to 1.75%.
      On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and WDLP Licensing, Inc. (“Mega-Sub,” and, together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television stations WDLP-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WDLP-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, and as amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (collectively, the “Seller”). WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “MEGA TV”, serving the South Florida market. MEGA TV debuted on the air on March 1, 2006.
      In connection with the closing, Mega Media paid an aggregate purchase price equal to $37.6 million, consisting of: (i) cash in the amount of $17.0 million; (ii) a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million (present valued at $14.8 million), which we have guaranteed and is secured by the assets acquired in the transaction; (iii) deposits of $0.5 million and $1.0 million made on July 13, 2005 and January 6, 2006, respectively; and (iv) two extension payments of $0.3 million made on September 1, 2005 and January 6, 2006, respectively, in consideration for the extensions of the closing date.
      In addition, as part of the television station acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for the three years following closing, of commercial advertising time in any of our broadcasting stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue). We have recorded approximately $5.3 million in unearned revenue which represents the present value of commercial advertising due.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures
      Evaluation Of Disclosure Controls And Procedures. Our principal executive and financial officers have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Exchange Act of 1934 (the “Exchange Act”) to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
      Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The information set forth under Note 5 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A.	Risk Factors
      In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits
      (a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4	—	Certificate of Elimination of 14 1/4 % Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4 % Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4 % Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8 % Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9		—	Indenture with respect to 9 5/8 % Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10		—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11		—	Certificate of Elimination of 14 1/4 % of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

10.1		—	Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).

10.2		—	Security Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Licensing, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2006).

10.3		—	Pledge Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 6, 2006).

10.4		—	Secured Promissory Note, dated March 1, 2006, made by Spanish Broadcasting System, Inc., Mega Media Holdings, Inc. and WDLP Licensing, Inc. in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, in the principal amount of $18,500,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 6, 2006).

10.5		—	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).

14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).

31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

By:	/s/ JOSEPH A. GARCÍA

JOSEPH A. GARCÍA
Executive Vice President, Chief
Financial Officer and Secretary
(principal financial and accounting officer and duly authorized officer of the registrant)
Date: May 10, 2006

      (a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4	—	Certificate of Elimination of 14 1/4 % Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4 % Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4 % Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8 % Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8 % Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1/4 % of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

10.1		—	Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).

10.2		—	Security Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Licensing, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2006).

10.3		—	Pledge Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 6, 2006).

10.4		—	Secured Promissory Note, dated March 1, 2006, made by Spanish Broadcasting System, Inc., Mega Media Holdings, Inc. and WDLP Licensing, Inc. in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, in the principal amount of $18,500,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 6, 2006).

10.5		—	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).

14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).

31(i)	. 1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)	. 2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.