Form 10-Q
period 2006-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2006-08-08
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-82114

Spanish Broadcasting System, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3827791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2006, 40,277,805 shares of Class A common stock, par value $0.0001 per share, 24,503,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward- looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$59,808	$125,156
Receivables, net of allowance for doubtful accounts of $3,994 in 2006 and $3,832 in 2005	36,015	34,269
Prepaid expenses and other current assets	4,332	3,635
Assets held for sale	—	65,109

Total current assets	100,155	228,169
Property and equipment, net of accumulated depreciation of $31,793 in 2006 and $30,335 in 2005	25,890	22,973
FCC licenses	749,861	710,410
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $88 in 2006 and $70 in 2005	1,346	2,580
Deferred financing costs, net of accumulated amortization of $1,189 in 2006 and $749 in 2005	6,473	8,744
Other assets	726	596
Derivative instrument	14,646	6,939

Total assets	$931,903	$1,013,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,226	$21,487
Accrued interest	53	1,426
Deposits on sale of stations	—	55,000
Unearned revenue	2,716	263
Deferred commitment fee	413	450
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of the senior credit facility term loan due 2013	—	100,000
Current portion of other long-term debt	77	75
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	24,749	183,965
Senior credit facility term loan due 2012, less current portion	317,688	319,313
Non-interest bearing note payable due 2009, net of unamortized discount of $3,326 in 2006	15,174	—
Other long-term debt, less current portion	453	492
Deferred income taxes	145,943	144,163
Unearned revenue, less current portion	2,968	—
Other long-term liabilities	244	525

Total liabilities	507,219	648,458

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at June 30, 2006 and December 31, 2005	89,932	89,932

Stockholders’ equity:
Series C preferred stock, $0.002 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	1	1
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 40,277,805 shares issued and outstanding at June 30, 2006 and December 31, 2005	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 24,503,500 shares issued and outstanding at June 30, 2006 and December 31, 2005	2	2
Additional paid-in capital	521,501	520,421
Accumulated other comprehensive income	14,646	6,939
Accumulated deficit	(201,402)	(252,540)

Total stockholders’ equity	334,752	274,827

Total liabilities, cumulative exchangeable redeemable preferred stock and stockholders’ equity	$931,903	$1,013,217

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)

Net revenue	$48,841	44,575	$86,616	79,914

Operating expenses:
Engineering and programming	12,986	8,452	24,805	16,317
Selling, general and administrative	19,727	16,858	36,426	32,176
Corporate expenses	3,661	3,733	7,189	7,434
Depreciation and amortization	905	824	1,832	1,654
Loss (gain) on the sale of assets, net of disposal of costs	8	—	(50,793)	—

Total operating expenses	37,287	29,867	19,459	57,581

Operating income	11,554	14,708	67,157	22,333

Other (expense) income:
Interest expense, net	(4,936)	(10,646)	(10,355)	(20,816)
Loss on early extinguishment of debt	—	(3,154)	(2,997)	(3,154)
Other, net	3	1,793	(23)	1,800

Income before income taxes and discontinued operations	6,621	2,701	53,782	163
Income tax expense (benefit)	4,190	2,579	(2,190)	—

Income before discontinued operations	2,431	122	55,972	163
Loss on discontinued operations, net of tax	—	(1)	—	(3)

Net income	$2,431	121	$55,972	160
Dividends on Series B preferred stock	(2,417)	(2,343)	(4,834)	(4,625)

Net income (loss) applicable to common stockholders	$14	(2,222)	$51,138	(4,465)

Basic and diluted income (loss) per common share:
Net income (loss) per common share before discontinued operations	$—	(0.03)	$0.71	(0.06)
Net loss per common share from discontinued operations	$—	—	$—	—

Net income (loss) per common share	$—	(0.03)	$0.71	(0.06)

Weighted average common shares outstanding:
Basic	72,381	72,381	72,381	72,381

Diluted	72,390	72,381	72,392	72,381

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in
Stockholders’ Equity and Comprehensive Income
for the Six-Months Ended June 30, 2006

	Class C		Class A		Class B			Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other		Total
	Number	Par	Number	Par	Number	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Income	Deficit	Equity
	(In thousands, except per share data)

Balance at December 31, 2005	380,000	$1	40,277,805	$4	24,503,500	$2	$520,421	$6,939	$(252,540)	$274,827
Stock-based compensation	—	—	—	—	—	—	1,080	—	—	1,080
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(4,834)	(4,834)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	55,972	55,972
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	7,707	—	7,707

Comprehensive income										63,679

Balance at June 30, 2006	380,000	$1	40,277,805	$4	24,503,500	$2	$521,501	$14,646	$(201,402)	$334,752

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six-Months Ended
	June 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$55,972	160
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations, net of tax	—	3
Loss on early extinguishment of debt	2,997	3,154
Gain on the sale of assets, net of disposal costs	(50,793)	—
Depreciation and amortization	1,832	1,654
Net barter income	(3)	(126)
Provision for (reduction of) doubtful trade accounts receivable	657	(167)
Loss (gain) on disposal of fixed assets	(11)	(2)
Amortization of debt discount	—	672
Accretion of the time-value of money component related to unearned revenue	97	—
Amortization of non-interest bearing note payable	396	—
Stock-based compensation	1,080	—
Amortization of deferred financing costs	626	1,031
Decrease in deferred income taxes	(2,069)	—
Increase in unearned revenue	15	—
Amortization of deferred commitment fee	(37)	(37)
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(2,429)	1,185
(Increase) decrease in prepaids and other current assets	(697)	93
Increase in other assets	(130)	(260)
Decrease in accounts payable and accrued expenses	(5,261)	(7,693)
(Decrease) increase in accrued interest	(1,373)	422

Net cash provided by continuing operations	869	89
Net cash used in discontinued operations	—	(245)

Net cash provided by (used in) operating activities	869	(156)

Cash flows from investing activities:
Proceeds from sale of radio stations, net of closing costs	64,751	20,000
Acquisition of television stations	(18,534)	—
Additions to property and equipment	(4,305)	(1,987)

Net cash provided by investing activities	41,912	18,013

Cash flows from financing activities:
Payment of senior credit facility term loan due 2009	—	(123,750)
Payments of senior credit facility term loan due 2012	(1,625)	(812)
Payment of senior credit facility term loan due 2013 (including prepayment premium of $1.0 million)	(101,000)	—
Payments of Series B preferred stock dividends	(4,834)	—
Payments of other long-term debt	(318)	(3,275)
Payments of deferred financing costs	(352)	(8,699)
Restricted cash related to the redemption of the 9 5/8% senior subordinated notes, due 2009	—	(357,483)
Proceeds from senior credit facility term loan due 2012	—	325,000
Proceeds from senior credit facility term loan due 2013	—	100,000

Net cash used in financing activities	(108,129)	(69,019)

Net decrease in cash and cash equivalents	(65,348)	(51,162)
Cash and cash equivalents at beginning of period	125,156	132,032

Cash and cash equivalents at end of period	59,808	80,870

Supplemental cash flows information:
Interest paid during the period	12,403	20,673

Income taxes paid during the period, net	389	1,582

Non-cash investing and financing activities:
Unrealized gain on derivative instrument	$7,707	—

Unearned revenue (advertising given as consideration for acquisition of television stations)	$5,338	—

Non-interest bearing note payable issued for the acquisition of television stations	$14,778	—

Accrual of preferred stock as payment of preferred stock dividend	$—	1,961

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three- and six-month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for, the fiscal year ended December 31, 2005, included in our fiscal year end 2005 Annual Report on Form 10-K.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results for a full year.

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

In connection with the closing of the LA Asset Sale, Styles Media Group paid a cash purchase price of $120.0 million, consisting of $65.0 million paid at closing and $55.0 million previously paid to us as non-refundable deposits. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the six-months ended June 30, 2006.

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

We determined that, since we were not eliminating all significant revenues and expenses generated in this market, the LA Asset Sale did not meet the criteria to classify the stations’ operations as discontinued operations. KZAB-FM and KZBA-FM generated net revenues of $0.6 million and generated station operating income of $0.4 million for the three-month period ended June 30, 2005. KZAB-FM and KZBA-FM generated net revenues of $0.2 million and $1.1 million and generated station operating income of $0.1 million and $0.8 million for the six-month periods ended June 30, 2006 and 2005, respectively. These stations’ net revenue and station operating income were mainly generated by the monthly fees received related to the time brokerage agreement.

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

In connection with the purchase of radio station KXOL-FM, serving our Los Angeles market, and the merger agreement with Infinity, as discussed in Note 3(a), we have warrants outstanding to ultimately purchase

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an aggregate of 4,100,000 shares of our Class A common stock. The following table summarizes information about these warrants which are outstanding as of June 30, 2006:

	Number of Class A
	Common Shares	Per Share
Warrant Date of Issue	Underlying Warrants	Exercise Price		Warrant Expiration Date

July 31, 2003(1)	100,000	$8.17		July 31, 2006
August 31, 2003	100,000	$7.74		August 31, 2006
September 30, 2003	100,000	$8.49		September 30, 2006
December 23, 2004	3,800,000	(see Note 3	(a))	December 23, 2008

	4,100,000

(1)	Subsequent to June 30, 2006, warrants for 100,000 shares of Class A common stock expired unexercised.

(d)	Stock Option Plans

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

Impact of the Adoption of SFAS No. 123(R) “Share-Based Payment”

We adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six-month period ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 “Accounting for Stock-Based Compensation,” were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three- and six-month periods ended June 30, 2006 have been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeitures. The impact on our results of operations of recording stock-based compensation for the three- and six-month periods ended June 30, 2006 was as follows (in thousands):

	Three-Months	Six-Months
	Ended	Ended
Stock-Based Compensation Expense:	June 30, 2006	June 30, 2006

Engineering and programming expenses	$176	$356
Selling, general and administrative expenses	87	174
Corporate expenses	250	550

Total	$513	$1,080

As of June 30, 2006, there was $2.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted-average period of approximately two years.

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not receive any cash payments from option exercises for the three-and six-month periods ended June 30, 2006. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our full valuation allowance on our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted to employees during the three- and six-month periods ended June 30, 2005 was $7.50 and $6.45, respectively. There have been no stock options granted for the three- and six-month periods ended June 30, 2006. The following assumptions were used for each respective period:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected life	7 years	5 years	7 years	5 years
Dividends	None	None	None	None
Risk-free interest rate	5.11%	3.72%	4.97%	4.11%
Expected volatility	66%	71%	66%	72%

Our computation of expected volatility for the three- and six-month periods ended June 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Payment Award Activity

A summary of the status of our stock options, as of December 31, 2005 and June 30, 2006, and changes during the six-months ended June 30, 2006, is presented below (in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2005	2,939	$11.54
Granted	—	—
Exercised	—	—
Forfeited	4	9.10

Outstanding at June 30, 2006	2,935	$11.54	6.2	$32

Exercisable at June 30, 2006	2,342	$12.18	5.7	$30

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006 (in thousands, except per share data):

						Weighted
			Weighted			Average
			Average	Weighted		Exercise
			Remaining	Average	Number of	Price of
	Vested	Unvested	Contractual	Exercise	Exercisable	Exercisable
Range of Exercise Prices	Options	Options	Life (Years)	Price	Options	Options

$ 0 - 4.99	100	—	4.4	$4.81	100	$4.81
5 - 9.99	1,370	471	7.2	8.70	1,370	8.74
10 - 14.99	146	122	7.9	10.95	146	11.04
15 - 19.99	16	—	5.9	15.48	16	15.48
20 - 24.99	710	—	3.3	20.00	710	20.00

	2,342	593	6.2	$11.54	2,342	$12.18

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS No. 123(R) was not reflected in our results of operations for the three- and six-month periods ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information for the three- and six-month periods ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three-Months	Six-Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss applicable to common stockholders:
As reported	$(2,222)	$(4,465)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(587)	(1,329)

Pro forma net loss	$(2,809)	$(5,794)

Net loss per common share:
As reported: Basic and Diluted	$(0.03)	$(0.06)

Pro forma: Basic and Diluted	$(0.04)	$(0.08)

4.	Operating Segments

Due to the recent commencement of our new television operation “MEGA TV”, we are now reporting two operating segments, radio and television.

Radio broadcasting.  We own and operate 20 radio stations located in some of the nation’s top Hispanic markets: Los Angeles, New York, Miami, Chicago, San Francisco and Puerto Rico.

Television broadcasting.  We own and operate two television stations, which operate as one television operation, branded “MEGA TV”, serving the South Florida market.

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following (in thousands):

	Three-Months Ended				Six-Months Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Net revenue:
Radio	$47,443	44,575	2,868	6%	$84,787	79,914	4,873	6%
Television	1,398	—	1,398	100%	1,829	—	1,829	100%

Consolidated	$48,841	44,575	4,266	10%	$86,616	79,914	6,702	8%

Engineering and programming expense:
Radio	$8,320	8,452	(132)	(2)%	$16,756	16,317	439	3%
Television	4,666	—	4,666	100%	8,049	—	8,049	100%

Consolidated	$12,986	8,452	4,534	54%	$24,805	16,317	8,488	52%

Selling, general and administrative:
Radio	$17,790	16,858	932	6%	$32,342	32,176	166	1%
Television	1,937	—	1,937	100%	4,084	—	4,084	100%

Consolidated	$19,727	16,858	2,869	17%	$36,426	32,176	4,250	13%

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three-Months Ended				Six-Months Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$21,333	19,265	2,068	11%	$35,689	31,421	4,268	14%
Television	(5,205)	—	(5,205)	100%	(10,304)	—	(10,304)	100%
Corporate	(3,661)	(3,733)	72	(2)%	(7,189)	(7,434)	245	(3)%

Consolidated	$12,467	15,532	(3,065)	(20)%	$18,196	23,987	(5,791)	(24)%

Depreciation and amortization:
Radio	$605	565	40	7%	$1,223	1,137	86	8%
Television	73	—	73	100%	130	—	130	100%
Corporate	227	259	(32)	(12)%	479	517	(38)	(7)%

Consolidated	$905	824	81	10%	$1,832	1,654	178	11%

Operating income (loss):
Radio	$20,720	18,700	2,020	11%	$85,259	30,284	54,975	182%
Television	(5,278)	—	(5,278)	100%	(10,434)	—	(10,434)	100%
Corporate	(3,888)	(3,992)	104	(3)%	(7,668)	(7,951)	283	(4)%

Consolidated	$11,554	14,708	(3,154)	(21)%	$67,157	22,333	44,824	201%

Capital expenditures:
Radio	$994	826	168	20%	$1,523	1,515	8	1%
Television	923	—	923	100%	2,441	—	2,441	100%
Corporate	220	267	(47)	(18)%	341	472	(131)	(28)%

Consolidated	$2,137	1,093	1,044	96%	$4,305	1,987	2,318	117%

	As of June 30,
	2006	2005

Total Assets:
Radio	$885,276	1,320,169
Television	46,627	—

Consolidated	$931,903	1,320,169

5.	Litigation

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

On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the “District Court”) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted a mediation but were unable to reach a settlement. The case was thereafter tried before a jury the week of May 1, 2006. At the close of plaintiff’s evidence, defendants presented a motion for judgment as a matter of law and the motion was granted on all counts. The District Court entered judgment for the defendants, Garza, Bernal and us. On June 2, 2006, Plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals. The time for filing of their brief has not yet run so we are unable to identify the specific basis for the appeal. Based on the existing circumstances, we believe that it is unlikely that the appeal will result in a material adverse outcome to us.

6.	Repayment of Second Lien Senior Secured Credit Facilities

On February 17, 2006, we repaid and terminated our second lien credit facility, dated as of June 10, 2005, among us, Merrill Lynch Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc., and certain other lenders (the “Second Lien Credit Facility”). We used approximately $101.0 million of the net cash proceeds from the LA Asset Sale to pay the full amount owed under the Second Lien Credit Facility. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the six-months ended June 30, 2006.

7.	Television Station Acquisition

On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and WDLP Licensing, Inc. (“Mega-Sub,” and, together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the Federal Communications Commission (the “FCC”) used in or related to the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WSBS-DT (Channel 3,

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP- CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, as amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (collectively, the “Sellers”). WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “MEGA TV”, serving the South Florida market. MEGA TV debuted on the air on March 1, 2006.

In connection with the closing, Mega Media paid an aggregate purchase price equal to $37.6 million, consisting of: (i) cash in the amount of $17.0 million; (ii) a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million (present valued at approximately $14.8 million at the closing), which we have guaranteed and is secured by the assets acquired in the transaction; (iii) deposits of $0.5 million and $1.0 million made on July 13, 2005 and January 6, 2006, respectively; and (iv) two extension payments of $0.3 million made on September 1, 2005 and January 6, 2006, respectively, in consideration for the extensions of the closing date.

In addition, as part of the television station acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for the three years following closing, of commercial advertising time on any of our broadcasting stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue) of approximately $5.3 million at the closing, which represented the present value of the commercial advertising due.

8.	New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainties in tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

9.	Income Taxes

Our income tax expense differs from the statutory federal tax rate of 35% primarily as a result of the application of SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.

10.	Comprehensive Income

Our total comprehensive income, comprised of net income and unrealized gain on derivative instrument, for the three- and six-months ended June 30, 2006 was as follows (in thousands):

	Three-Months		Six-Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income:	$2,431	121	55,972	160
Other comprehensive income:
Unrealized gain on derivative instrument	3,174	—	7,707	—

Total comprehensive income	$5,605	121	63,679	160

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The success of each of our stations depends significantly upon its audience ratings and share of the overall advertising revenue within its market. The broadcasting industry is a highly competitive business, but some barriers to entry do exist. Each of our stations competes with both Spanish-language and English-language stations in its market, as well as with other advertising media, such as newspapers, cable television, the Internet, magazines, outdoor advertising, satellite radio, transit advertising and direct mail marketing. Factors which are material to our competitive position include management experience, our stations’ rank in their markets, signal strength and frequency, and audience demographics, including the nature of the Spanish-language market targeted by a particular station.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2006 and 2005

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments for the three-month periods ended June 30, 2006 and 2005.

	Three-Months Ended June 30,		Change
	2006	2005	$	%
	(In thousands)

Net revenue:
Radio	$47,443	44,575	2,868	6%
Television	1,398	—	1,398	100%

Consolidated	$48,841	44,575	4,266	10%

Engineering and programming expense:
Radio	$8,320	8,452	(132)	(2)%
Television	4,666	—	4,666	100%

Consolidated	$12,986	8,452	4,534	54%

Selling, general and administrative:
Radio	$17,790	16,858	932	6%
Television	1,937	—	1,937	100%

Consolidated	$19,727	16,858	2,869	17%

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$21,333	19,265	2,068	11%
Television	(5,205)	—	(5,205)	100%
Corporate	(3,661)	(3,733)	72	(2)%

Consolidated	$12,467	15,532	(3,065)	(20)%

Depreciation and amortization:
Radio	$605	565	40	7%
Television	73	—	73	100%
Corporate	227	259	(32)	(12)%

Consolidated	$905	824	81	10%

Operating income (loss):
Radio	$20,720	18,700	2,020	11%
Television	(5,278)	—	(5,278)	100%
Corporate	(3,888)	(3,992)	104	(3)%

Consolidated	$11,554	14,708	(3,154)	(21)%

Capital expenditures:
Radio	$994	826	168	20%
Television	923	—	923	100%
Corporate	220	267	(47)	(18)%

Consolidated	$2,137	1,093	1,044	96%

The following summary table presents a comparison of our results of operations for the three-month periods ended June 30, 2006 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	June 30,		Change
	2006	2005	$	%
	(In thousands)

Net revenue	$48,841	44,575	4,266	10%
Engineering and programming expense	12,986	8,452	4,534	54%
Selling, general and administrative expense	19,727	16,858	2,869	17%
Corporate expenses	3,661	3,733	(72)	(2)%
Depreciation and amortization	905	824	81	10%
Loss on sale of assets, net of disposal costs	8	—	8	100%

Operating income	$11,554	14,708	(3,154)	(21)%
Interest expense, net	(4,936)	(10,646)	5,710	(54)%
Loss on early extinguishment of debt	—	(3,154)	3,154	(100)%
Other income, net	3	1,793	(1,790)	(100)%
Income tax expense	4,190	2,579	1,611	62%
Loss on discontinued operations, net of taxes	—	(1)	1	(100)%

Net income	$2,431	121	2,310	1909%

Net Revenue.  The growth of 10% in net revenue was mainly due to the revenue generated by our radio segment, which had net revenue growth of 6% primarily from local and barter revenues. This radio net revenue growth was primarily in our San Francisco, Los Angeles, New York and Puerto Rico markets, offset by a decrease in our Chicago market. Our new television segment “MEGA TV”, which debuted on March 1, 2006, generated net revenue of $1.4 million primarily from local revenues.

Engineering and Programming Expenses.  The increase in engineering and programming expenses was mainly due to our new television segment, which totaled $4.7 million in expenses, primarily related to programming costs and original produced programming.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was mainly due to our new television segment, which totaled $1.9 million in expenses, primarily related to (a) advertising and promotions, (b) employee compensation and benefits and (c) rent expense. Our radio segment’s selling, general and administrative expenses increased $0.9 million or 6%, as a result of increases in (a) advertising and promotions costs, (b) local commissions due to the increase in net revenue, (c) employee compensation and benefits costs, (d) rent expense related to our new Miami radio stations’ facilities and (e) the provision for doubtful accounts receivable. These increases in the radio segment’s selling, general and administrative expenses were offset by decreases in radio’s promotional events expense of $1.1 million and professional fees of $0.2 million, mainly related to our in-house compliance with the Sarbanes-Oxley Act of 2002.

Corporate Expenses.  The decrease in corporate expenses was mainly a result of a decrease in legal and professional fees, offset by an increase in employee compensation and benefits related to SFAS No. 123(R) stock-based compensation of $0.2 million.

Operating Income.  The decrease in operating income was primarily attributed to our new television segment’s operating loss of approximately $(5.3) million, which was offset by an increase in our radio segment’s operating income of approximately $2.0 million.

Interest Expense, net.  The decrease in interest expense, net, was due primarily to lower interest expense incurred with respect to the senior secured credit facility due 2012 we entered into on June 10, 2005 as compared to interest expense incurred on our prior debt structure, which had a greater outstanding principal balance and a higher applicable interest rate.

Income Taxes.  The increase in income tax expense was primarily due to this year’s application of our effective tax rate, which continues to be impacted by a full valuation allowance.

Net Income.  The increase in net income was primarily due to the decrease in interest expense, net, and loss on early extinguishment of debt, offset by a decrease in operating income.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2006 and 2005

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments for the six-month periods ended June 30, 2006 and 2005.

	Six-Months Ended
	June 30,		Change
	2006	2005	$	%
	(In thousands)

Net revenue:
Radio	$84,787	79,914	4,873	6%
Television	1,829	—	1,829	100%

Consolidated	$86,616	79,914	6,702	8%

Engineering and programming expense:
Radio	$16,756	16,317	439	3%
Television	8,049	—	8,049	100%

Consolidated	$24,805	16,317	8,488	52%

Selling, general and administrative:
Radio	$32,342	32,176	166	1%
Television	4,084	—	4,084	100%

Consolidated	$36,426	32,176	4,250	13%

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$35,689	31,421	4,268	14%
Television	(10,304)	—	(10,304)	100%
Corporate	(7,189)	(7,434)	245	(3)%

Consolidated	$18,196	23,987	(5,791)	(24)%

Depreciation and amortization:
Radio	$1,223	1,137	86	8%
Television	130	—	130	100%
Corporate	479	517	(38)	(7)%

Consolidated	$1,832	1,654	178	11%

	Six-Months Ended
	June 30,		Change
	2006	2005	$	%
	(In thousands)

Operating income (loss):
Radio	$85,259	30,284	54,975	182%
Television	(10,434)	—	(10,434)	100%
Corporate	(7,668)	(7,951)	283	(4)%

Consolidated	$67,157	22,333	44,824	201%

Capital expenditures:
Radio	$1,523	1,515	8	1%
Television	2,441	—	2,441	100%
Corporate	341	472	(131)	(28)%

Consolidated	$4,305	1,987	2,318	117%

The following summary table presents a comparison of our results of operations for the six-month periods ended June 30, 2006 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six Months Ended
	June 30,		Change
	2006	2005	$	%
	(In thousands)

Net revenue	$86,616	79,914	6,702	8%
Engineering and programming expense	24,805	16,317	8,488	52%
Selling, general and administrative expense	36,426	32,176	4,250	13%
Corporate expenses	7,189	7,434	(245)	(3)%
Depreciation and amortization	1,832	1,654	178	11%
Gain on sale of assets, net of disposal costs	(50,793)	—	(50,793)	100%

Operating income	$67,157	22,333	44,824	201%
Interest expense, net	(10,355)	(20,816)	10,461	(50)%
Loss on early extinguishment of debt	(2,997)	(3,154)	157	(5)%
Other (expense) income, net	(23)	1,800	(1,823)	(101)%
Income tax benefit	(2,190)	—	(2,190)	100%
Loss on discontinued operations, net of taxes	—	(3)	3	(100)%

Net income	$55,972	160	55,812	34883%

Net Revenue.  The growth of 8% in net revenue was mainly due to the revenue generated by our radio segment, which had net revenue growth of 6% primarily from local revenues. This radio net revenue growth was primarily in our San Francisco, Puerto Rico, Los Angeles, New York and Miami markets, offset by a decrease in our Chicago market. Our new television segment “MEGA TV”, which debuted on March 1, 2006, generated net revenue of $1.8 million primarily from local revenues.

Engineering and Programming Expenses.  The increase in engineering and programming expenses was mainly due to our new television segment, which totaled $8.0 million in expenses, primarily related to programming costs and original produced programming, and employee compensation and benefits. Our radio segment’s engineering and programming expenses increased $0.4 million or 3%, as a result of an increase in our music licenses fees of $0.4 million and employee compensation related to SFAS No. 123(R) stock-based compensation of $0.4 million, offset by a decrease in severance pay of $0.3 million.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was mainly due to our new television segment, which totaled $4.1 million in expenses, primarily related to (a) advertising and promotions, (b) employee compensation and benefits and (c) rent expense.

Corporate Expenses.  The decrease in corporate expenses was mainly a result of a decrease in legal and professional fees of $0.5 million and other business development expenses of $0.2 million, offset by an increase in employee compensation and benefits related to SFAS No. 123(R) stock-based compensation of $0.5 million.

Gain on sales of assets, net.  The gain on sales of assets, net, is related to the sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006 and we recognized a pre-tax gain of approximately $50.8 million.

Operating Income.  The increase in operating income was primarily attributed to the increase in our radio segment’s operating income of approximately $55.0 million, which includes a gain on sales of assets, net of $50.8 million, offset by our new television segment’s operating loss of approximately $10.4 million.

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

Income Taxes.  The increase in income tax benefit was primarily due to the reversal of the deferred tax liability associated with our Los Angeles radio stations KZAB-FM and KZBA-FM, as a result of the book/tax basis differences on the date of sale, partially offset by the application of our effective tax rate, which continues to be impacted by a full valuation allowance, on our pre-tax income.

Net Income.  The increase in net income was primarily due to the gain on sale of assets, net, decrease in interest expense, net, and an increase in income tax benefit, offset by a decrease in other income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under our $25.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designations governing our preferred stock and the credit agreement governing our first lien credit facility. Additionally, our certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $59.8 million and $125.2 million as of June 30, 2006 and December 31, 2005, respectively.

The following summary table presents a comparison of our capital resources for the six-month periods ended June 30, 2006 and 2005, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six Months Ended
	June 30,		Change
	2006	2005	$
	(In thousands)

Capital expenditures	$4,305	1,987	2,318

Net cash flows provided by (used in) operating activities	$869	(156)	1,025
Net cash flows provided by investing activities	41,912	18,013	23,899
Net cash flows used in financing activities	(108,129)	(69,019)	(39,110)

Net decrease in cash and cash equivalents	$(65,348)	(51,162)

Net Cash Flows Provided by (Used in) Operating Activities.  Changes in our net cash flows from operating activities were primarily a result of a decrease in cash paid to vendors and for interest.

Net Cash Flows Provided by Investing Activities.  Changes in our net cash flows from investing activities were primarily a result of: (a) in 2006, we received proceeds of $64.8 million for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by $18.5 million of payments made to acquire our television operation “MEGA TV” and capital expenditures, while (b) in 2005, we received deposits totaling $20.0 million for the sale of Los Angeles stations KZAB-FM and KZBA-FM, offset by capital expenditures.

Net Cash Flows Used In Financing Activities.  Changes in our net cash flows from financing activities were primarily a result of: (a) in 2006, we repaid our $100.0 million Second Lien Credit Facility and paid cash dividends on our Series B preferred stock, while (b) in 2005, we refinanced our prior debt structure which consisted of a $135.0 million senior secured credit facility term loan due 2009 and the 9 5/8% senior subordinated notes due 2009.

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

On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC (“Styles Media Group”) pursuant to that certain asset purchase agreement, dated as of August 17, 2004, as amended on February 18, 2005, March 30, 2005 and July 29, 2005, by and among Styles Media Group, Spanish Broadcasting Systems Southwest, Inc. and us. Styles Media Group made a $65.0 million payment at closing and non-refundable deposits to us on February 18, 2005, March 30, 2005, July 29, 2005 and December 22, 2005 in the amount of $6.0 million, $14.0 million, $15.0 million and $20.0 million, respectively, totaling $55.0 million. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the six-months ended June 30, 2006.

On February 17, 2006, we repaid and terminated our Second Lien Credit Facility by using approximately $101.0 million of our net cash proceeds from the LA Asset Sale to pay the full amount owed. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the six-months ended June 30, 2006. In addition, as a result of the repayment of our Second Lien Credit Facility, our first lien credit facility applicable margin decreased from 2.0% to 1.75%.

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

In connection with the closing, Mega Media paid an aggregate purchase price equal to $37.6 million, consisting of: (i) cash in the amount of $17.0 million; (ii) a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million (present valued at approximately $14.8 million at the closing), which we have guaranteed and is secured by the assets acquired in the transaction; (iii) deposits of $0.5 million and $1.0 million made on July 13, 2005 and January 6, 2006, respectively; and (iv) two extension payments of $0.3 million made on September 1, 2005 and January 6, 2006, respectively, in consideration for the extensions of the closing date.

In addition, as part of the television station acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for the three years following closing, of commercial advertising time in any of our broadcasting stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue) of approximately $5.3 million at the closing, which represents the present value of commercial advertising due.

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

New Accounting Pronouncements

See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, there are no material changes in the qualitative and quantitative analysis regarding market risk described in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our most recently issued Annual Report on Form 10-K for the year ending December 31, 2005.

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

Changes In Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The election of our board of directors and the approval of the Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (the “Omnibus Plan”) were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14A under the Securities Exchange Act of 1934, as amended, at the annual meeting of stockholders held on July 18, 2006 (the “Annual Meeting”).

At the Annual Meeting, our shareholders approved the (i) election of six director nominees to hold office until their successors are duly elected and qualified and (ii) Omnibus Plan. The voting results relating to the director elections and the Omnibus Plan are set forth in the tables below.

		Votes Against/
Directors	Votes For	Withheld

Raúl Alarcón, Jr.	270,219,650	9,987,942
Pablo Raúl Alarcón, Sr.	270,166,884	10,040,708
Antonio S. Fernandez	279,178,165	1,029,427
Jose A. Villamil	279,510,064	697,528
Dan Mason	279,510,235	697,357
Jason L. Shrinsky	270,091,543	10,116,049

There were no broker non-votes.

Proposal	Votes For	Votes Against	Abstentions

Omnibus Plan	269,304,340	1,206,481	53,891

Item 5.	Other Information

The Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan

At the Annual Meeting, our shareholders approved the Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan, effective as of July 18, 2006 (the “Omnibus Plan”). The Company’s Board of Directors previously approved the Omnibus Plan at a meeting held on May 3, 2006, subject to shareholder approval.

In connection with the approval of the Omnibus Plan, our shareholders also approved that (i) the compensation attributable to grants under the Omnibus Plan qualify for an exemption from the $1,000,000 deduction limit under Section 162(m) of the Internal Revenue Code (the “Code”), (ii) incentive stock options meet the requirements of the Code, and (iii) the Omnibus Plan meet the NASDAQ listing requirements.

The Omnibus Plan provides that grants may be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights (“SARs”), (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards.

The Omnibus Plan authorizes up to 3,500,000 shares of our common stock (“Company Stock”) for issuance, subject to adjustment in certain circumstances. If and to the extent options and SARs granted under the Omnibus Plan terminate, expire or are cancelled, forfeited, exchanged or surrendered without being exercised or if any stock awards, stock units, dividend equivalents or other stock-based awards are forfeited or terminated prior to vesting, or otherwise not paid in full, the shares subject to such grants will become available again for purposes of the Omnibus Plan. In addition, the Omnibus Plan provides that if any shares of Company Stock are surrendered to pay the exercise price of an option or withheld for purposes of satisfying our minimum tax withholding obligations with respect to a grant, such shares will also again become available for grant under the Omnibus Plan. If SARs are exercised, only the net number of shares actually issued upon exercise will be considered issued. If any grants under the Omnibus Plan are paid in cash, and not in shares of Company Stock, any shares subject to such grant will also again become available for grant under the Omnibus Plan.

The Omnibus Plan provides that the maximum aggregate number of shares of Company Stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Company Stock with respect to grants of stock units, stock awards and other stock-based awards that may be made to any individual during a calendar year is also 1,000,000 shares, subject to adjustments.

A copy of the Omnibus Plan is filed as Exhibit 10.1 to this report. The foregoing description of the Omnibus Plan is qualified in its entirety by reference to the actual agreement.

Item 6.	Exhibits

(a)	Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2		—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3		—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4		—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5		—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6		—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7		—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8		—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9		—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10		—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11		—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).
4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1		—	Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson-Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).
10.2		—	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan.
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

By:	/s/ JOSEPH A. GARCÍA
JOSEPH A. GARCÍA
Executive Vice President, Chief
Financial Officer and Secretary
(principal financial and accounting
officer and duly authorized
officer of the registrant)

Date: August 8, 2006

(a)	Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1		—	Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson-Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).
10.2		—	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan.
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.