Form 10-Q
period 2006-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2006-11-08
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer: ☐      Accelerated filer: ☑     Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 7, 2006, 40,277,805 shares of Class A common stock, par value $0.0001 per share, 24,503,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$66,788	125,156
Receivables, net of allowance for doubtful accounts of $4,316 in 2006 and $3,832 in 2005	32,943	34,269
Prepaid expenses and other current assets	3,887	3,635
Assets held for sale	—	65,109

Total current assets	103,618	228,169
Property and equipment, net of accumulated depreciation of $32,632 in 2006 and $30,335 in 2005	27,285	22,973
FCC licenses	749,864	710,410
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $97 in 2006 and $70 in 2005	1,337	2,580
Deferred financing costs, net of accumulated amortization of $1,470 in 2006 and $749 in 2005	6,193	8,744
Other assets	675	596
Derivative instrument	7,846	6,939

Total assets	$929,624	$1,013,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,792	21,487
Accrued interest	106	1,426
Deposits on sale of stations	—	55,000
Unearned revenue	3,420	263
Deferred commitment fee	394	450
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of the senior credit facility term loan due 2013	—	100,000
Current portion of other long-term debt	78	75
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,013	2,014

Total current liabilities	26,053	183,965
Senior credit facility term loan due 2012, less current portion	316,875	319,313
Non-interest bearing note payable due 2009, net of unamortized discount of $3,022 in 2006	15,478	—
Other long-term debt, less current portion	433	492
Deferred income taxes	151,373	144,163
Unearned revenue, less current portion	2,541	—
Other long-term liabilities	99	525

Total liabilities	512,852	648,458

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at September 30, 2006 and December 31, 2005	89,932	89,932

Stockholders’ equity:
Series C preferred stock, $0.002 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	1	1
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 40,277,805 shares issued and outstanding at September 30, 2006 and December 31, 2005	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 24,503,500 shares issued and outstanding at September 30, 2006 and December 31, 2005	2	2
Additional paid-in capital	521,963	520,421
Accumulated other comprehensive income	7,846	6,939
Accumulated deficit	(202,976)	(252,540)

Total stockholders’ equity	326,840	274,827

Total liabilities, cumulative exchangeable redeemable preferred stock and stockholders’ equity	$929,624	1,013,217

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three-Months		Nine-Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net revenue	$45,891	43,047	132,507	122,961

Operating expenses:
Engineering and programming(1)	12,739	8,292	37,544	24,609
Selling, general and administrative(1)	17,879	15,683	54,305	47,859
Corporate expenses(1)	3,125	3,154	10,314	10,588
Depreciation and amortization	968	867	2,800	2,521
Loss (gain) on the sales of assets, net of disposal of costs	6	—	(50,787)	—

Total operating expenses	34,717	27,996	54,176	85,577

Operating income	11,174	15,051	78,331	37,384

Other (expense) income:
Interest expense, net	(4,840)	(8,021)	(15,195)	(28,837)
Loss on early extinguishment of debt	—	(29,443)	(2,997)	(32,597)
Other, net	16	(8)	(7)	1,792

Income (loss) before income taxes and discontinued operations	6,350	(22,421)	60,132	(22,258)
Income tax expense	5,507	10,618	3,317	10,618

Income (loss) before discontinued operations	843	(33,039)	56,815	(32,876)
Income on discontinued operations, net of tax	—	3	—	—

Net income (loss)	$843	(33,036)	56,815	(32,876)
Dividends on Series B preferred stock	(2,417)	(2,406)	(7,251)	(7,031)

Net (loss) income applicable to common stockholders	$(1,574)	(35,442)	49,564	(39,907)

Basic and diluted (loss) income per common share:
Net (loss) income per common share before discontinued operations	$(0.02)	(0.49)	0.68	(0.55)
Net income per common share from discontinued operations	$—	—	—	—

Net (loss) income per common share	$(0.02)	(0.49)	0.68	(0.55)

Weighted average common shares outstanding:
Basic	72,381	72,381	72,381	72,381

Diluted	72,381	72,381	72,386	72,381

Supplemental information:
(1) Stock-based compensation expenses:
Engineering and programming expense	$178	—	533	—
Selling, general and administrative expense	92	—	266	—
Corporate expenses	192	—	743	—

Total stock-based compensation expenses	$462	—	1,542	—

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in
Stockholders’ Equity and Comprehensive Income
for the Nine-Months Ended September 30, 2006

	Class C		Class A		Class B			Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other		Total
	Number	Par	Number	Par	Number	Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Income	Deficit	Equity
	(In thousands, except per share data)

Balance at December 31, 2005	380,000	$1	40,277,805	$4	24,503,500	$2	$520,421	$6,939	$(252,540)	$274,827
Stock-based compensation	—	—	—	—	—	—	1,542	—	—	1,542
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,251)	(7,251)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	56,815	56,815
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	907	—	907

Comprehensive income										57,722

Balance at September 30, 2006	380,000	$1	40,277,805	$4	24,503,500	$2	$521,963	$7,846	$(202,976)	$326,840

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended
	September 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$56,815	(32,876)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	2,997	32,597
Gain on the sales of assets, net of disposal costs	(50,787)	—
Depreciation and amortization	2,800	2,521
Net barter income	(135)	(241)
Provision for doubtful trade accounts receivable	1,273	527
(Gain) loss on disposal of fixed assets	—	14
Amortization of debt discount	—	717
Accretion of the time-value of money component related to unearned revenue	170	—
Amortization of non-interest bearing note payable	700	—
Stock-based compensation	1,542	—
Amortization of deferred financing costs	906	1,400
Increase in deferred income taxes	3,361	10,923
Increase in unearned revenue	170	—
Amortization of deferred commitment fee	(56)	(56)
Changes in operating assets and liabilities:
Decrease in trade receivables	208	955
Increase in prepaid expenses and other current assets	(252)	(677)
Increase in other assets	(79)	(701)
Decrease in accounts payable and accrued expenses	(4,701)	(9,306)
Decrease in accrued interest	(1,320)	(4,287)

Net cash provided by continuing operations	13,612	1,510
Net cash used in discontinued operations	—	(291)

Net cash provided by operating activities	13,612	1,219

Cash flows from investing activities:
Proceeds from sale of radio stations, net of closing costs	64,751	—
Acquisition of television stations	(18,537)	(750)
Deposit on sale of radio stations	—	35,000
Additions to property and equipment	(6,670)	(2,590)

Net cash provided by investing activities	39,544	31,660

Cash flows from financing activities:
Payment of senior credit facility term loan due 2009	—	(123,750)
Payments of senior credit facility term loan due 2012	(2,438)	(1,625)
Payment of senior credit facility term loan due 2013 (including prepayment premium of $1.0 million)	(101,000)	—
Payments of Series B preferred stock dividends	(7,252)	—
Payments of other long-term debt	(482)	(3,468)
Payments of deferred financing costs	(352)	(9,043)
Payment of the 9 5/8% senior subordinated notes, due 2009 and related premiums	—	(351,124)
Proceeds from senior credit facility term loan due 2012	—	325,000
Proceeds from senior credit facility term loan due 2013	—	100,000

Net cash used in financing activities	(111,524)	(64,010)

Net decrease in cash and cash equivalents	(58,368)	(31,131)
Cash and cash equivalents at beginning of period	125,156	132,032

Cash and cash equivalents at end of period	66,788	100,901

Supplemental cash flows information:
Interest paid during the period	17,315	33,469

Income taxes paid during the period, net	313	1,613

Non-cash investing and financing activities:
Unrealized gain on derivative instrument	$907	4,380

Unearned revenue (advertising given as consideration for acquisition of television stations)	$5,338	—

Non-interest bearing note payable issued for the acquisition of television stations	$14,778	—

Accrual of Series B preferred stock as payment of preferred stock dividend	$—	5,018

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three- and nine-month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for, the fiscal year ended December 31, 2005, included in our fiscal year end 2005 Annual Report on Form 10-K.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results for a full year.

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

In connection with the closing of the LA Asset Sale, Styles Media Group paid a cash purchase price of $120.0 million, consisting of $65.0 million paid at closing and $55.0 million previously paid to us as non-refundable deposits. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the nine-months ended September 30, 2006.

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

We determined that, since we were not eliminating all significant revenues and expenses generated in this market, the LA Asset Sale did not meet the criteria to classify the stations’ operations as discontinued operations. KZAB-FM and KZBA-FM generated net revenues of $0.6 million and generated station operating income of $0.4 million for the three-month period ended September 30, 2005. KZAB-FM and KZBA-FM generated net revenues of $0.2 million and $1.7 million and generated station operating income of $0.1 million and $1.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. These stations’ net revenue and station operating income were mainly generated from the monthly fees received related to the time brokerage agreement.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Stockholders’ Equity

(a)	Series C Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity Media Corporation (“Infinity”), Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (“SBS Bay Area”), we issued to Infinity (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.002 par value per share (the “Series C preferred stock”), each of which is convertible at the option of the holder into twenty fully paid and non- assessable shares of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the “Warrant”).

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

(b)	Class A and Class B Common Stock

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

In connection with the merger agreement with Infinity, as discussed in Note 3(a), we have a warrant outstanding to ultimately purchase an aggregate of 3,800,000 shares of our Class A common stock, which expires on December 23, 2008. In addition, all 700,000 warrants issued with the purchase of radio station KXOL-FM, serving our Los Angeles market, expired unexercised during the nine-months period ended September 30, 2006.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Shared-Based Payment Plans

Background of the 2006 Omnibus Equity Compensation Plan

On July 16 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights (“SARs”), (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 3,500,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Class A common stock with respect to grants of stock units, stock awards and other stock-based awards that may be made to any individual during a calendar year is also 1,000,000 shares, subject to adjustments. As of September 30, 2006, we have not issued any grants under the Omnibus Plan.

Background of the 1999 Stock Option Plans

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

Impact of the Adoption of SFAS No. 123(R) “Share-Based Payment”

We adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine-month period ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 “Accounting for Stock-Based Compensation,” were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R)requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three- and nine-month periods ended September 30, 2006 have been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three- and nine-month periods ended September 30, 2006 was as follows (in thousands):

		Nine-Months
	Three-Months	Ended
	Ended	September 30,
Stock-Based Compensation Expense:	September 30, 2006	2006

Engineering and programming expenses	$178	533
Selling, general and administrative expenses	92	266
Corporate expenses	192	743

Total	$462	1,542

As of September 30, 2006, there was $2.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted-average period of approximately two years.

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. We did not receive any cash payments from option exercises for the three-and nine-month periods ended September 30, 2006. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted to employees during the three- and nine-month periods ended September 30, 2005 was $7.42 and $5.82, respectively. There have been no stock options granted for the three- and nine-month periods ended September 30, 2006. The following weighted average assumptions were used for each respective period:

	Three-Months		Nine-Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected life	7 years	5 years	7 years	5 years
Dividends	None	None	None	None
Risk-free interest rate	4.60%	4.18%	4.85%	4.14%
Expected volatility	66%	69%	66%	71%

Our computation of expected volatility for the three- and nine-month periods ended September 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Payment Award Activity

A summary of the status of our stock options, as of December 31, 2005 and September 30, 2006, and changes during the nine-months ended September 30, 2006, is presented below (in thousands, except per share data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2005	2,939	$11.54
Granted	—	—
Exercised	—	—
Forfeited	(10)	8.21

Outstanding at September 30, 2006	2,929	$11.55	6.0	$—

Exercisable at September 30, 2006	2,387	$12.11	5.5	$—

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006 (in thousands, except per share data):

						Weighted
			Weighted			Average
			Average	Weighted		Exercise
			Remaining	Average	Number of	Price of
	Vested	Unvested	Contractual	Exercise	Exercisable	Exercisable
Range of Exercise Prices	Options	Options	Life (Years)	Price	Options	Options

$ 0 - 4.99	100	—	4.2	$4.81	100	$4.81
5 - 9.99	1,415	419	7.0	8.70	1,415	8.74
10 - 14.99	146	122	7.6	10.95	146	11.04
15 - 19.99	16	—	5.6	15.48	16	15.48
20 - 24.99	710	—	3.1	20.00	710	20.00

	2,387	541	6.0	$11.55	2,387	$12.11

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under SFAS No. 123(R) was not reflected in our results of operations for the three- and nine-month periods ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information for the three- and nine-month periods ended September 30, 2005 was as follows (in thousands, except per share amounts):

	Three-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net loss applicable to common stockholders:
As reported	$(35,442)	(39,907)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(670)	(1,999)

Pro forma net loss	$(36,112)	(41,906)

Net loss per common share:
As reported: Basic and Diluted	$(0.49)	(0.55)

Pro forma: Basic and Diluted	$(0.50)	(0.58)

4.	Operating Segments

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

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments, from a financial perspective, based on the following (in thousands):

	Three-Months Ended				Nine-Months Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Net revenue:
Radio	$44,552	43,047	1,505	3%	$129,339	122,961	6,378	5%
Television	1,339	—	1,339	100%	3,168	—	3,168	100%

Consolidated	$45,891	43,047	2,844	7%	$132,507	122,961	9,546	8%

Engineering and programming expense:
Radio	$8,520	7,960	560	7%	$25,276	24,277	999	4%
Television	4,219	332	3,887	1171%	12,268	332	11,936	3595%

Consolidated	$12,739	8,292	4,447	54%	$37,544	24,609	12,935	53%

Selling, general and administrative:
Radio	$16,231	15,111	1,120	7%	$48,573	47,287	1,286	3%
Television	1,648	572	1,076	188%	5,732	572	5,160	902%

Consolidated	$17,879	15,683	2,196	14%	$54,305	47,859	6,446	13%

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three-Months Ended				Nine-Months Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$19,801	19,976	(175)	(1)%	$55,490	51,397	4,093	8%
Television	(4,528)	(904)	(3,624)	401%	(14,832)	(904)	(13,928)	1541%
Corporate	(3,125)	(3,154)	29	(1)%	(10,314)	(10,588)	274	(3)%

Consolidated	$12,148	15,918	(3,770)	(24)%	$30,344	39,905	(9,561)	(24)%

Depreciation and amortization:
Radio	$643	621	22	4%	$1,866	1,758	108	6%
Television	76	1	75	7500%	206	1	205	20500%
Corporate	249	245	4	2%	728	762	(34)	(4)%

Consolidated	$968	867	101	12%	$2,800	2,521	279	11%

Operating income (loss):
Radio	$19,152	19,355	(203)	(1)%	$104,411	49,639	54,772	110%
Television	(4,604)	(905)	(3,699)	409%	(15,038)	(905)	(14,133)	1562%
Corporate	(3,374)	(3,399)	25	(1)%	(11,042)	(11,350)	308	(3)%

Consolidated	$11,174	15,051	(3,877)	(26)%	$78,331	37,384	40,947	110%

Capital expenditures:
Radio	$2,116	500	1,616	323%	$3,639	2,015	1,624	81%
Television	101	49	52	106%	2,542	49	2,493	5088%
Corporate	148	54	94	174%	489	526	(37)	(7)%

Consolidated	$2,365	603	1,762	292%	$6,670	2,590	4,080	158%

	September 30,	December 31,
	2006	2005

Total Assets:
Radio	$882,154	1,010,020
Television	47,470	3,197

Consolidated	$929,624	1,013,217

5.	Litigation

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

On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the “District Court”) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted mediation but were unable to reach a settlement. The case was thereafter tried before a jury the week of May 1, 2006. At the close of plaintiff’s evidence, defendants presented a motion for judgment as a matter of law and the motion was granted on all counts. The District Court entered judgment for the defendants, Garza, Bernal and us. On June 2, 2006, Plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals. The time for filing of their brief expires on December 12, 2006 and to date the brief has not been filed, so we are unable to identify the specific basis for the appeal. Based on the existing circumstances, we believe that it is unlikely that the appeal will result in a material adverse outcome to us.

6.	Repayment of Second Lien Senior Secured Credit Facilities

On February 17, 2006, we repaid and terminated our second lien credit facility, dated as of June 10, 2005, among us, Merrill Lynch Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc., and certain other lenders (the “Second Lien Credit Facility”). We used approximately $101.0 million of the net cash proceeds from the LA Asset Sale to pay the full amount owed under the Second Lien Credit Facility. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the nine-months ended September 30, 2006.

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

In addition, as part of the television station acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for each of the three years from the date of closing, of commercial advertising time on any of our radio stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue) of approximately $5.3 million at the closing, which represented the present value of the commercial advertising due.

8.	New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is the measurement of any tax positions that meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or within the operating cycle. FIN 48 is effective for fiscal years beginning after December 15, 2006 or fiscal year 2007 for us. We are currently evaluating the impact that FIN 48 may have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or fiscal year 2008 for us. We are currently evaluating the impact that SFAS No. 157 may have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 requires that the registrant quantify the current year misstatement using both the iron curtain approach and the rollover approach to determine whether current-year financial statements need to be adjusted. SAB 108 allows registrants to record the effects of adopting SAB 108 as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006 or fiscal year 2006 for us. We are currently evaluating the impact that SAB 108 may have on our consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.

10.	Comprehensive Income

Our total comprehensive income (loss) comprised of net income and unrealized gain on derivative instrument, for the three- and nine-months ended September 30, 2006 was as follows (in thousands):

	Three-Months		Nine-Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss):	$843	(33,036)	56,815	(32,876)
Other comprehensive income (loss):
Unrealized (loss) gain on derivative instrument	(6,800)	2,628	907	2,628

Total comprehensive (loss) income	$(5,957)	(30,408)	57,722	(30,248)

11.	Subsequent Event

On October 25, 2006 we entered into a definitive Purchase and Sale Agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”), on real property located in Miami, Florida. The real property consists of approximately 5.51 acres with approximately 62,000 square feet of office space (the “Property”). The Property is being acquired from 7007 Palmetto Investments, LLC (“Seller”), an unrelated third party, for $8,830,000, plus broker’s fees for a total of approximately $9,350,000, subject to adjustments at closing.

On August 24, 2006, upon execution of the Purchase Agreement, we made a $100,000 refundable deposit in escrow for the transaction. On October 25, 2006, pursuant to the terms of the Purchase Agreement, we made an additional deposit of $935,000 in escrow that together with the initial $100,000 deposit will be released to Seller at closing. The closing of the Property is expected to occur in the first quarter of 2007 and is subject to customary closing conditions. We expect to finance the purchase price through a combination of cash on hand and outside financing.

Upon closing, we will consolidate our radio and television operations in the building. The land acquired with the building will allow for expansion, if needed, for future operations. We are currently in negotiations for the release of the leased space currently occupied by the television operations located at 2601 South Bayshore Drive, Coconut Grove, Florida, where we rent executive offices in a building indirectly owned by Raúl Alarcón, Jr. (our Chairman of the Board, Chief Executive Officer and President) and for the release of the leased studios and offices of our Miami radio stations currently located in leased facilities, which are indirectly owned by Raúl Alarcón, Jr. and Pablo Raúl Alarcón, Sr. (our Chairman Emeritus and Director).

In accordance with the terms of the Purchase Agreement, we assigned the Purchase Agreement to a newly created wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), pursuant to an Assignment and Assumption Agreement, dated October 25, 2006. Simultaneously with the entering into the Assignment and Assumption Agreement, SBS Miami Broadcast Center entered into a triple net lease agreement (the “Lease”) with Seller for the office space of approximately 62,000 square feet at a base rent of $5,166 per month, plus applicable taxes and insurance. The Lease commenced on October 25, 2006, with a rent commencement date of November 25, 2006, and terminates on the closing of the Property or the date of earlier termination if terminated pursuant to the terms of the Lease or the Purchase Agreement.

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

On March 1, 2006, we acquired television stations WSBS-TV (Channel 22, formerly known as WDLP-TV) and its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, serving the South Florida market. On March 1, 2006, we also launched MEGA TV, our general interest Spanish-language television operation. We intend to design our television programming to meet a broad range of preferences of the U.S. Hispanic market, directed primarily at the 18-to-49 year old age bracket. We plan to develop approximately 60% of our programming and expect to commission other content from Spanish-language production partners. The channel currently features televised versions of our Miami top-rated radio shows, debate shows, dance and music contests, reality and entertainment shows, game shows and paid programming. We anticipate that television revenue will be generated primarily from the sale of local and national market advertising.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2006 and 2005

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments for the three-month periods ended September 30, 2006 and 2005.

	Three-Months
	Ended
	September 30,		Change
	2006	2005	$	%
	(In thousands)

Net revenue:
Radio	$44,552	43,047	1,505	3%
Television	1,339	—	1,339	100%

Consolidated	$45,891	43,047	2,844	7%

Engineering and programming expense:
Radio	$8,520	7,960	560	7%
Television	4,219	332	3,887	1171%

Consolidated	$12,739	8,292	4,447	54%

Selling, general and administrative:
Radio	$16,231	15,111	1,120	7%
Television	1,648	572	1,076	188%

Consolidated	$17,879	15,683	2,196	14%

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$19,801	19,976	(175)	(1)%
Television	(4,528)	(904)	(3,624)	401%
Corporate	(3,125)	(3,154)	29	(1)%

Consolidated	$12,148	15,918	(3,770)	(24)%

Depreciation and amortization:
Radio	$643	621	22	4%
Television	76	1	75	7500%
Corporate	249	245	4	2%

Consolidated	$968	867	101	12%

Operating income (loss):
Radio	$19,152	19,355	(203)	(1)%
Television	(4,604)	(905)	(3,699)	409%
Corporate	(3,374)	(3,399)	25	(1)%

Consolidated	$11,174	15,051	(3,877)	(26)%

The following summary table presents a comparison of our consolidated results of operations for the three-month periods ended September 30, 2006 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three Months
	Ended
	September 30,		Change
	2006	2005	$	%
	(In thousands)

Net revenue	$45,891	43,047	2,844	7%
Engineering and programming expense(1)	12,739	8,292	4,447	54%
Selling, general and administrative expense(1)	17,879	15,683	2,196	14%
Corporate expenses(1)	3,125	3,154	(29)	(1)%
Depreciation and amortization	968	867	101	12%
Loss on sales of assets, net of disposal costs	6	—	6	100%

Operating income	$11,174	15,051	(3,877)	(26)%
Interest expense, net	(4,840)	(8,021)	3,181	(40)%
Loss on early extinguishment of debt	—	(29,443)	29,443	(100)%
Other income (expense), net	16	(8)	24	(300)%
Income tax expense	5,507	10,618	(5,111)	(48)%
Income on discontinued operations, net of taxes	—	3	(3)	(100)%

Net income (loss)	$843	(33,036)	33,879	(103)%

(1) Stock-based compensation expenses:
Engineering and programming expense	$178	—	178	100%
Selling, general and administrative expense	92	—	92	100%
Corporate expenses	192	—	192	100%

Total stock-based compensation expenses	$462	—	462	100%

Net Revenue.  The growth of 7% in consolidated net revenue was due to an increase in net revenue from our radio and television segments. Our radio segment had net revenue growth of 3% or $1.5 million primarily from local and trade revenues, offset by a decrease in national sales. This radio net revenue growth was primarily in our San Francisco and Los Angeles markets. In addition, our new television segment “MEGA TV”, which debuted on March 1, 2006, generated net revenue of $1.3 million primarily from local revenues.

Engineering and Programming Expenses.  The increase of 54% or $4.4 million in consolidated engineering and programming expenses was mainly due to our new television segment, which had an increase of $3.9 million in expenses, primarily related to programming costs and originally produced programming. Our radio segment had an increase of 7% or $0.6 million in engineering and programming expenses related to (a) employee compensation and benefits costs, which includes SFAS No. 123(R) stock-based compensation, (b) music licenses fees and (c) transmitter rent.

Selling, General and Administrative Expenses.  The increase of 14% or $2.2 million in consolidated selling, general and administrative expenses was due to our new television segment, which had an increase of $1.1 million in expenses, primarily related to (a) advertising and promotions costs, (b) employee compensation and benefits and (c) rent expense. In addition, our radio segment had an increase of 7% or $1.1 million in selling, general and administrative expenses, as a result of increases in (a) advertising and promotions costs, (b) local commissions due to the increase in net revenue, (c) employee compensation and benefits costs, which includes SFAS No. 123(R) stock-based compensation and (d) barter expense. These increases in our radio segment’s selling, general and administrative expenses were offset by decreases in radio’s professional fees, mainly related to our in-house compliance with the Sarbanes-Oxley Act of 2002 and national commissions related to the decrease in national sales.

Corporate Expenses.  The decrease in corporate expenses was mainly a result of a decrease in legal and professional fees, offset by an increase in employee compensation and benefits, which includes SFAS No. 123(R) stock-based compensation.

Operating Income.  The decrease in consolidated operating income of 26% or $3.9 million was primarily attributed to the increase in our new television segment’s operating loss of approximately $3.7 million and a decrease in our radio segment’s operating income of approximately $0.2 million.

Interest Expense, net.  The decrease in interest expense, net, was primarily due to lower interest expense incurred with respect to the senior secured credit facilities we entered into on June 10, 2005 as compared to interest expense incurred on our prior debt structure. In addition, on February 17, 2006, we repaid our $100.0 million Second Lien Credit Facility. Interest expense, net, also decreased due to an increase in interest income resulting from a general increase in interest rates on our cash balances.

Income Taxes.  The decrease in income tax expense was primarily due to the decrease in our effective tax rate, which continues to be impacted by a valuation allowance on substantially all of our deferred tax assets.

Net Income.  The increase in net income was primarily due to the decrease in interest expense, net, and the prior year’s loss on early extinguishment of debt, offset by a decrease in operating income.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2006 and 2005

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments for the nine-month periods ended September 30, 2006 and 2005.

	Nine-Months Ended
	September 30,		Change
	2006	2005	$	%
	(In thousands)

Net revenue:
Radio	$129,339	122,961	6,378	5%
Television	3,168	—	3,168	100%

Consolidated	$132,507	122,961	9,546	8%

Engineering and programming expense:
Radio	$25,276	24,277	999	4%
Television	12,268	332	11,936	3595%

Consolidated	$37,544	24,609	12,935	53%

Selling, general and administrative:
Radio	$48,573	47,287	1,286	3%
Television	5,732	572	5,160	902%

Consolidated	$54,305	47,859	6,446	13%

	Nine-Months Ended
	September 30,		Change
	2006	2005	$	%
	(In thousands)

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$55,490	51,397	4,093	8%
Television	(14,832)	(904)	(13,928)	1541%
Corporate	(10,314)	(10,588)	274	(3)%

Consolidated	$30,344	39,905	(9,561)	(24)%

Depreciation and amortization:
Radio	$1,866	1,758	108	6%
Television	206	1	205	20500%
Corporate	728	762	(34)	(4)%

Consolidated	$2,800	2,521	279	11%

Operating income (loss):
Radio	$104,411	49,639	54,772	110%
Television	(15,038)	(905)	(14,133)	1562%
Corporate	(11,042)	(11,350)	308	(3)%

Consolidated	$78,331	37,384	40,947	110%

The following summary table presents a comparison of our consolidated results of operations for the nine-month periods ended September 30, 2006 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine Months
	Ended
	September 30,		Change
	2006	2005	$	%
	(In thousands)

Net revenue	$132,507	122,961	9,546	8%
Engineering and programming expense	37,544	24,609	12,935	53%
Selling, general and administrative expense	54,305	47,859	6,446	13%
Corporate expenses	10,314	10,588	(274)	(3)%
Depreciation and amortization	2,800	2,521	279	11%
Gain on sales of assets, net of disposal costs	(50,787)	—	(50,787)	100%

Operating income	$78,331	37,384	40,947	110%
Interest expense, net	(15,195)	(28,837)	13,642	(47)%
Loss on early extinguishments of debt	(2,997)	(32,597)	29,600	(91)%
Other (expense) income, net	(7)	1,792	(1,799)	(100)%
Income tax expense	3,317	10,618	(7,301)	(69)%

Net income (loss)	$56,815	(32,876)	89,691	(273)%

(1) Stock-based compensation expenses:
Engineering and programming expense	$533	—	533	100%
Selling, general and administrative expense	266	—	266	100%
Corporate expenses	743	—	743	100%

Total stock-based compensation expenses	$1,542	—	1,542	100%

Net Revenue.  The growth of 8% in consolidated net revenue was mainly due to the net revenue generated by our radio segment, which had net revenue growth of 5%, primarily from local revenue. This radio net revenue growth was primarily in our San Francisco, Puerto Rico, and Los Angeles markets, partially offset by a decrease in our Chicago market. In addition, our new television segment “MEGA TV”, which debuted on March 1, 2006, generated net revenue of $3.2 million, primarily from local revenue.

Engineering and Programming Expenses.  The increase of 53% or $12.9 million in consolidated engineering and programming expenses was mainly due to our new television segment, which had an increase of $11.9 million in expenses, primarily related to programming costs and originally produced programming, and employee compensation and benefits. Our radio segment’s engineering and programming expenses increased $1.0 million or 4%, as a result of an increase in our music licenses fees and employee compensation and benefits costs, which includes SFAS No. 123(R) stock-based compensation, offset by a decrease in severance pay.

Selling, General and Administrative Expenses.  The increase of 13% or $6.4 million in consolidated selling, general and administrative expenses was mainly due to our new television segment, which had an increase of $5.2 million in expenses, primarily related to (a) advertising and promotions costs, (b) employee compensation and benefits and (c) rent expense. Our radio segment had an increase of 3% or $1.3 million in selling, general and administrative expenses, as a result of increases in (a) local commissions due to the increase in net revenue, (b) employee compensation and benefits costs, which includes SFAS No. 123(R) stock based-compensation, (c) the provision for doubtful accounts receivable, (d) rent expense, and (e) tax and license fees. These increases in our radio segment’s selling, general and administrative expenses were offset by decreases in radio’s advertising and promotions costs, promotional events expense and professional fees, mainly related to our in-house compliance with the Sarbanes-Oxley Act of 2002.

Corporate Expenses.  The decrease in corporate expenses was mainly a result of a decrease in legal and professional fees, offset by an increase in employee compensation and benefits, which includes SFAS No. 123(R) stock-based compensation.

Gain on sales of assets, net.  The gain on sales of assets, net, is related to the sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006 and we recognized a pre-tax gain of approximately $50.8 million.

Operating Income.  The increase in operating income of 110% or $40.9 million was primarily attributed to the increase in our radio segment’s operating income of approximately $54.8 million, which includes the gain on sales of assets, net of $50.8 million, offset by the increase in our new television segment’s operating loss of approximately $14.1 million.

Interest Expense, net.  The decrease in interest expense, net, was primarily due to lower interest expense incurred with respect to the senior secured credit facilities we entered into on June 10, 2005 as compared to interest expense incurred on our prior debt structure. In addition, on February 17, 2006, we repaid our $100.0 million Second Lien Credit Facility. Interest expense, net, also decreased due to an increase in interest income resulting from a general increase in interest rates on our cash balances.

Loss on early extinguishment of debt.  The 2006 loss on early extinguishment of debt was due to the $1.0 million prepayment premium paid and the $2.0 million write-off of unamortized deferred financing costs related to the repayment of our $100.0 million Second Lien Credit Facility. The 2005 loss on early extinguishment of debt was due to (a) call premiums paid and the write-off of unamortized discount and deferred financing costs related to the redemption of the 9 5/8% senior subordinated notes, due 2009, on July 12, 2005 and (b) the write-off of deferred financing costs related to the pay-down of the $135.0 million senior secured credit facility term loan due 2009, on June 10, 2005.

Income Taxes.  The decrease in income tax expense was primarily due to the reversal of the deferred tax liability associated with our Los Angeles radio stations KZAB-FM and KZBA-FM, as a result of the book/tax basis differences on the date of sale, as well as, the decrease of our effective tax rate, which continues to be impacted by a valuation allowance on substantially all of our deferred tax assets, on our pre-tax income.

Net Income.  The increase in net income was primarily due to the gain on sales of assets, net, the decrease in interest expense, net, and a decrease in income tax expense, offset by a decrease in other income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and, to the extent necessary, undrawn commitments that are available under our $25.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designations governing our preferred stock and the credit agreement governing our first lien credit facility. Additionally, our certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things. We had cash and cash equivalents of $66.8 million and $125.2 million as of September 30, 2006 and December 31, 2005, respectively.

The following summary table presents a comparison of our capital resources for the nine-month periods ended September 30, 2006 and 2005, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine Months
	Ended
	September 30,		Change
	2006	2005	$
	(In thousands)

Capital expenditures	$6,670	2,590	4,080

Net cash flows provided by operating activities	$13,612	1,219	12,393
Net cash flows provided by investing activities	39,544	31,660	7,884
Net cash flows used in financing activities	(111,524)	(64,010)	(47,514)

Net decrease in cash and cash equivalents	$(58,368)	(31,131)

Net Cash Flows Provided by Operating Activities.  Changes in our net cash flows from operating activities were primarily a result of a decrease in cash paid to vendors and for interest, and an increase in cash received from our customers.

Net Cash Flows Provided by Investing Activities.  Changes in our net cash flows from investing activities were primarily a result of the following: (a) in 2006, we received proceeds of $64.8 million for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by $18.5 million of payments made to acquire our television operation “MEGA TV” and capital expenditures, while (b) in 2005, we received deposits totaling $35.0 million for the sale of Los Angeles stations KZAB-FM and KZBA-FM, offset by capital expenditures.

Net Cash Flows Used In Financing Activities.  Changes in our net cash flows from financing activities were primarily a result of the following: (a) in 2006, we repaid our $100.0 million Second Lien Credit Facility and paid cash dividends on our Series B preferred stock, while (b) in 2005, we refinanced our prior debt structure which consisted of a $135.0 million senior secured credit facility term loan due 2009 and the 9 5/8% senior subordinated notes due 2009.

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

On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC (“Styles Media Group”) pursuant to that certain asset purchase agreement, dated as of August 17, 2004, as amended on February 18, 2005, March 30, 2005 and July 29, 2005, by and among Styles Media Group, Spanish Broadcasting Systems Southwest, Inc. and us. Styles Media Group made a $65.0 million payment at closing and non-refundable deposits to us on February 18, 2005, March 30, 2005, July 29, 2005 and December 22, 2005 in the amount of $6.0 million, $14.0 million, $15.0 million and $20.0 million, respectively, totaling $55.0 million. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the nine-months ended September 30, 2006.

On February 17, 2006, we repaid and terminated our Second Lien Credit Facility by using approximately $101.0 million of our net cash proceeds from the LA Asset Sale to pay the full amount owed. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the nine-months ended September 30, 2006. In addition, as a result of the repayment of our Second Lien Credit Facility, our first lien credit facility applicable margin decreased from 2.0% to 1.75%.

On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and WDLP Licensing, Inc. (“Mega-Sub,” and, together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, and as amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (collectively, the “Seller”). WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “MEGA TV”, serving the South Florida market. MEGA TV debuted on the air on March 1, 2006.

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

In addition, as part of the television station acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for each of the three years from the date of closing, of commercial advertising time in any of our radio stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue) of approximately $5.3 million at the closing, which represents the present value of commercial advertising due.

On October 25, 2006 we entered into a definitive Purchase and Sale Agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”), on real property located in Miami, Florida. The real property consists of approximately 5.51 acres with approximately 62,000 square feet of office space (the “Property”). The Property is being acquired from 7007

Palmetto Investments, LLC (“Seller”), an unrelated third party, for $8,830,000, plus broker’s fees for a total of approximately $9,350,000, subject to adjustments at closing.

On August 24, 2006, upon execution of the Purchase Agreement, we made a $100,000 refundable deposit in escrow for the transaction. On October 25, 2006, pursuant to the terms of the Purchase Agreement, we made an additional deposit of $935,000 in escrow that together with the initial $100,000 deposit will be released to Seller at closing. The closing of the Property is expected to occur in the first quarter of 2007 and is subject to customary closing conditions. We expect to finance the purchase price through a combination of cash on hand and outside financing.

Upon closing, we will consolidate our radio and television operations in the building. The land acquired with the building will allow for expansion, if needed, for future operations. We are currently in negotiations for the release of the leased space currently occupied by the television operations located at 2601 South Bayshore Drive, Coconut Grove, Florida, where we rent executive offices in a building indirectly owned by Raúl Alarcón, Jr. (our Chairman of the Board, Chief Executive Officer and President) and for the release of the leased studios and offices of our Miami radio stations currently located in leased facilities, which are indirectly owned by Raúl Alarcón, Jr. and Pablo Raúl Alarcón, Sr. (our Chairman Emeritus and Director).

In accordance with the terms of the Purchase Agreement, we assigned the Purchase Agreement to a newly created wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), pursuant to an Assignment and Assumption Agreement, dated October 25, 2006. Simultaneously with the entering into the Assignment and Assumption Agreement, SBS Miami Broadcast Center entered into a triple net lease agreement (the “Lease”) with Seller for the office space of approximately 62,000 square feet at a base rent of $5,166 per month, plus applicable taxes and insurance. The Lease commenced on October 25, 2006, with a rent commencement date of November 25, 2006, and terminates on the closing of the Property or the date of earlier termination if terminated pursuant to the terms of the Lease or the Purchase Agreement.

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

As of September 30, 2006, there are no material changes in the qualitative and quantitative analysis regarding market risk described in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our most recently issued Annual Report on Form 10-K for the year ending December 31, 2005.

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

Changes In Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

(a) Exhibits  —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5		—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6		—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7		—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8		—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9		—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10		—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11		—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).
4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1		—	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC., a Florida limited liability company (“Seller”), and Spanish Broadcasting System, Inc., a Delaware corporation (the “Company”) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed on October 30, 2006 (the “10/30/06 Current Report”)).
10.2		—	Amendment to Purchase and Sale dated September 25, 2006, by and between Seller and the Company (incorporated by reference to Exhibit 10.2 of the 10/30/06 Current Report).
10.3		—	Second Amendment dated October 25, 2006, by and between Seller and the Company (incorporated by reference to Exhibit 10.3 of the 10/30/06 Current Report).
10.4		—	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc., a Delaware corporation (“SBS Miami Broadcast Center”) (incorporated by reference to Exhibit 10.4 of the 10/30/06 Current Report).
10.5		—	Lease dated October 25, 2006, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the 10/30/06 Current Report).
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 8, 2006

(a) Exhibits —

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1		—	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC., a Florida limited liability company (“Seller”), and Spanish Broadcasting System, Inc., a Delaware corporation (the “Company”) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed on October 30, 2006 (the “10/30/06 Current Report”)).
10.2		—	Amendment to Purchase and Sale dated September 25, 2006, by and between Seller and the Company (incorporated by reference to Exhibit 10.2 of the 10/30/06 Current Report).
10.3		—	Second Amendment dated October 25, 2006, by and between Seller and the Company (incorporated by reference to Exhibit 10.3 of the 10/30/06 Current Report).
10.4		—	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc., a Delaware corporation (“SBS Miami Broadcast Center”) (incorporated by reference to Exhibit 10.4 of the 10/30/06 Current Report).
10.5		—	Lease dated October 25, 2006, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the 10/30/06 Current Report).
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.