Form 10-K
period 2006-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2007-03-16
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Former name, former address and former fiscal year, if changed since last report:  None

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Class A common stock, par value $.0001 per share	The NASDAQ Stock Market LLC

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

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 40,277,805 shares of Class A common stock, par value $.0001 per share, and 24,503,500 shares of Class B common stock, par value $.0001 per share, outstanding. As of June 30, 2006, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $205.6 million and the aggregate market value of the Class B common stock held by non-affiliates of the registrant was approximately $5.5 million. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the Nasdaq Global Market on June 30, 2006 of $5.11 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 14, 2007, 40,277,805 shares of Class A common stock, par value $.0001 per share, 24,503,500 shares of Class B common stock, par value $.0001 per share and 380,000 shares of Series C convertible preferred stock, $.002 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Portions of our Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

You should understand that many important factors, in addition to those discussed or incorporated by reference in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of this report under “Risk Factors”. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

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

We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and operate 20 radio stations in markets that reach approximately 51% of the U.S. Hispanic population, and two television stations, which reach approximately 1.5 million households in the South Florida market. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “MEGA TV”, serving the South Florida market. As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish — English) websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the United States and Puerto Rico.

Mr. Raúl Alarcón, Jr. became our Chairman of the Board of Directors when we completed our initial public offering on November 2, 1999 and has been our Chief Executive Officer since June 1994 and our President and a member of the Board of Directors since October 1985. The Alarcón family has been involved in Spanish-language radio broadcasting since the 1950’s, when Mr. Pablo Raúl Alarcón, Sr., our Chairman Emeritus and a member of our Board of Directors, established his first radio station in Camagüey, Cuba. Members of our senior management team, on average, have over 20 years of experience in radio broadcasting.

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

Market Opportunity

We believe that our focus on formats targeting U.S. Hispanic audiences in the largest Hispanic media markets, together with our skill in programming and marketing to these audiences, provide us with significant opportunity for the following reasons:

•	Hispanic Population Growth. The U.S. Hispanic population is the largest ethnic minority group and the fastest growing consumer market and demographic group of the U.S. population. Between 1990 and 2006, the Hispanic population growth surged by 94.4% compared to 3.5% for the non-Hispanic population and a 5.9% gain for the total population. The Hispanic population has grown 23.1% since 2000.

•	Hispanic Buying Power. The U.S. Hispanic population accounted for an estimated buying power of $798 billion in 2006 and Hispanic buying power is growing at nearly twice the annual rate of non-Hispanic buying power. Hispanic buying power is expected to increase by 47.8% to $1.180 billion by 2011, positioning the Hispanic demographic as an extremely attractive group for advertisers.

•	Growth in Spanish Language Advertising Spending. In 2005, advertisers spent an estimated $3.3 billion on Spanish-language media advertising, compared to $3.1 billion in 2004, representing a 6.8% increase from the previous year.

The above market opportunity information is based on data provided by The Selig Center for Economic Growth, University of Georgia, July 2006 and Advertising Age, Hispanic Fact Pack, Annual Guide to Hispanic Marketing & Media, 2006 Edition.

Operating Strategy

Our operating strategy focuses on maximizing our broadcast stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow while minimizing operating expenses. To achieve these goals, we focus on the following:

Format high quality programming.  We format the programming of each of our broadcast stations to capture a significant share of the Spanish-language audience. We use market research, including third-party consultants, in-house research, periodic music testing and focus groups to assess audience preferences among the diverse groups in the Hispanic population in each broadcast station’s target demographic audience. We then refine our programming to reflect the results of this research and testing. Because the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own culture and heritage, we strive to become very familiar with the tastes and preferences of each of the various Hispanic ethnic groups, and we customize our broadcast programming accordingly.

Attract and retain strong local management teams.  We employ local management teams in each of our markets that are responsible for the day to day operations of our broadcast stations. The teams typically consist of a general manager, a general sales manager and a programming director. Broadcast stations are staffed with managers who have experience in, and knowledge of, the local market and/or the local Hispanic market because of the cultural diversity of the Hispanic population from market to market in the United States.

We believe this approach improves our flexibility and responsiveness to changing conditions in each of the media markets we serve.

Utilize focused sales efforts.  To capture greater market share, our sales force focuses on converting audience share into rate and revenue increases. We strategically hire sales professionals who are experts at Hispanic and general market advertising. We also value knowledgeable account managers skilled at dealing directly with clients in the local market. The Spanish-language consumer market is uniquely positioned for national campaigns, regional marketing plans and local promotions in our diverse markets. We believe that our focused sales efforts are working to increase media spending targeted at the Hispanic consumer market and will enable us to continue to achieve rate and revenue growth, and to narrow the gap between the level of advertising currently targeted towards U.S. Hispanics and the actual and potential buying power of their communities.

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

Expand branded content across multiple media platforms.  We have found that our brands and the content that we have developed are well-positioned for expansion on other media outlets. As part of our long-term strategy, it is essential that we find ways to monetize our content and investments across multiple platforms such as the Internet, television and other new media alternatives, such as personal music and video recording devices, cellular telephones and other new media technology. Since our content is unique to our brands and talent, expansion allows us to capture other advertising and sponsorship revenue. As part of this strategy, we have taken an active role in redesigning our website, www.LaMusica.com, which we re-launched on March 1, 2006 to coincide with the launch of our new television operation, MEGA TV (see below). In addition, our key radio programs, on-air personalities and brands are being developed for downloadable video, ring-tone and interactive content use. We are also developing content from our production of musical events to create opportunities to sell, market and distribute such content through our websites and other media.

Recent Developments

Sale of Los Angeles Radio Stations

On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC (“Styles Media Group”) pursuant to that certain asset purchase agreement, dated as of August 17, 2004, as amended on February 18, 2005, March 30, 2005 and July 29, 2005, by and among Styles Media Group, Spanish Broadcasting System Southwest, Inc. and us. Styles Media Group made a $65.0 million payment at closing and previous non-refundable deposits to us on February 18, 2005, March 30, 2005, July 29, 2005 and December 22, 2005 in the amounts of $6.0 million, $14.0 million, $15.0 million and $20.0 million, respectively, totaling $55.0 million. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the fiscal year ended December 31, 2006.

Repayment of Second Lien Senior Secured Credit Facility

On February 17, 2006, we repaid and terminated our Second Lien Credit Facility by using approximately $101.0 million of our net cash proceeds from the LA Asset Sale to pay the full amount owed. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the fiscal year ended December 31, 2006. In addition, as a result of the repayment of our Second Lien Credit Facility, our applicable margin on the First Lien Credit Facility decreased from 2.0% to 1.75%.

Television Station Asset Acquisition

On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and WDLP Licensing, Inc. (“Mega-Sub”, and, together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, which we determined did not constitute a business, including licenses, permits and authorizations issued by the FCC used in, or related to, the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, and as amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (collectively, the “Seller”). WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “MEGA TV”, serving the South Florida market. MEGA TV debuted on the air on March 1, 2006.

In connection with the closing, Mega Media paid an aggregate purchase price equal to $37.6 million, consisting of: (i) cash in the amount of $17.0 million; (ii) a 34-month, non-interest-bearing secured promissory note in the principal amount of $18.5 million (with a present value of approximately $14.8 million at the closing), which we have guaranteed and is secured by the assets acquired in the transaction; (iii) deposits of $0.5 million and $1.0 million made on July 13, 2005 and January 6, 2006, respectively; and (iv) two extension payments of $0.3 million made on September 1, 2005 and January 6, 2006, respectively, in consideration for the extensions of the closing date.

In addition, as part of the television station asset acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for each of the three years from the date of closing, of commercial advertising time in any of our radio stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue) of approximately $5.3 million at the closing, which represents the present value of commercial advertising due.

Acquisition of a Facility and Related Financing

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the “Property”). The Property was acquired from 7007 Palmetto Investments, LLC (“Seller”), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2006, pursuant to the terms of the Purchase Agreement, we made deposits totaling $1.0 million in escrow that were released at the closing and was applied to the purchase price. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

In connection with the acquisition of the Property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the “Loan Agreement”), a ten-year promissory note in the original principal amount of $7.7 million (the “Promissory Note”), and a Mortgage, Assignment of Rents and Security Agreement (the “Mortgage”) in favor of Wachovia Bank, National Association (“Wachovia”). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the Property and any related collateral.

The terms of the loan include certain restrictions and covenants for SBS Miami Broadcast Center, which limit, among other things, the incurrence of additional indebtedness and liens. The Loan Agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, non-compliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default and expiration of any applicable cure periods, Wachovia may accelerate the loan and declare all amounts outstanding to be immediately due and payable.

Additionally, on January 4, 2007, SBS Miami Broadcast Center entered into an interest rate swap arrangement (the “Swap Agreement”) for the original notional principal amount of $7.7 million whereby it will pay a fixed interest rate of 6.31% as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points on the Promissory Note. The interest rate swap amortization schedule is identical to the Promissory Note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017.

In connection with the acquisition of the property, we agreed to unconditionally guaranty all obligations of SBS Miami Broadcast Center pursuant to the Promissory Note, the Loan Agreement, the Mortgage, the loan documents thereto, and the Swap Agreement, for the benefit of Wachovia and its affiliates (the “Guaranty”). In addition, the terms of the Guaranty contain certain financial covenants, which require us to maintain available liquidity of not less than 1.2 times the then outstanding principal balance of the loan made to SBS Miami Broadcast Center by Wachovia.

Operating Segments

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television.

See “Item 8. Financial Statements and Supplementary Data” below.

Radio Overview

We operate stations in some of the top Hispanic radio markets in the United States, including Puerto Rico. We own radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco.

The following table sets forth certain statistical and demographic information relating to our radio markets:

Our Markets

			2006 Estimated		2006 Total
		2006 Estimated	% of Total	2006 Estimated	Estimated
Hispanic		Hispanic	Hispanic	% of Total	Market Radio	Number of
Market		Population	Population in	U.S. Hispanic	Revenue	Stations
Rank(a)	Hispanic Market	(000)(a)	Market(a)	Population(a)	($mm)(b)	We Operate

1	Los Angeles	8,422	47%	19%	$1,053	2
2	New York	4,390	21%	10%	810	2
*	Puerto Rico	3,912	99%	9%	116	11
3	Miami	2,142	49%	5%	312	3
4	Chicago	1,923	20%	4%	591	1
6	San Francisco	1,665	24%	4%	422	1

Total for our markets		22,454	35%	51%	$3,304	20

(a)	Sources: Synovate 2006 Diversity Markets Report; U.S. Census Bureau Population Estimates for Puerto Rico, July 2006.

(b)	Source: BIA Financial Network Inc.’s Investing in Radio, 2006 Market Report.

*	Puerto Rico is not ranked by the Synovate 2006 Diversity Markets Report.

Radio Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Financial Network, Inc.’s 2006 Investing in Radio Market Report, 2006 Diversity Markets Report and the U.S. Census Bureau Population Estimates for Puerto Rico — 2006.

Los Angeles

The Los Angeles market is the largest radio market in terms of advertising revenue which was projected to be approximately $1.1 billion in 2006. In 2006, the Los Angeles market was projected to have the largest U.S. Hispanic population with approximately 8.4 million Hispanics, which is approximately 47% of the Los Angeles market’s total estimated population. The Los Angeles market experienced an annual radio revenue growth of 2.9% between 2000 and 2005. Radio revenue in the Los Angeles market is expected to grow at an annual rate of 2.8% between 2005 and 2010.

New York

The New York market is the second largest radio market in terms of advertising revenue which was projected to be approximately $809.5 million in 2006. In 2006, the New York market was projected to have the second largest U.S. Hispanic population, with approximately 4.4 million Hispanics, which is approximately 21% of the New York market’s total estimated population. We believe that we own the strongest franchise in our target demographic group, with two of the four FM Spanish-language radio stations in the New York market, WSKQ-FM and WPAT-FM. The New York market experienced an annual radio revenue decrease of 0.2% between 2000 and 2005. Radio revenue in the New York market is expected to grow at an annual rate of 1.5% between 2005 and 2010.

Puerto Rico

The Puerto Rico market is the twenty-eighth largest radio market in terms of advertising revenue, which was projected to be approximately $115.6 million in 2006. In 2006, the Puerto Rico market was projected to have approximately 3.9 million Hispanics, which is estimated to be approximately 99% of the Puerto Rico market’s total estimated population. The Puerto Rico market experienced an annual radio revenue growth of 7.2% between 2000 and 2005. Radio revenue in the Puerto Rico market is expected to grow at an annual rate of 2.9% between 2005 and 2010.

Miami

The Miami market is the eleventh largest radio market in terms of advertising revenue which was projected to be approximately $311.5 million in 2006. In 2006, the Miami market was projected to have the third largest U.S. Hispanic population, with approximately 2.1 million Hispanics, which is approximately 49% of the Miami market’s total estimated population. The Miami market experienced an annual radio revenue growth of 1.8% between 2000 and 2005. Radio revenue in the Miami market is expected to grow at an annual rate of 3.7% between 2005 and 2010.

Chicago

The Chicago market is the third largest radio market in terms of advertising revenue which was projected to be approximately $591.3 million in 2006. In 2006, the Chicago market was projected to have the fourth largest U.S. Hispanic population, with approximately 1.9 million Hispanics, which is approximately 20% of the Chicago market’s total estimated population. The Chicago market experienced an annual radio revenue decrease of 0.3% between 2000 and 2005. Radio revenue in the Chicago market is expected to grow at an annual rate of 3.3% between 2005 and 2010.

San Francisco

The San Francisco market is the fourth largest radio market in terms of advertising revenue which was projected to be approximately $421.9 million in 2006. In 2006, the San Francisco market had the sixth largest U.S. Hispanic population, with approximately 1.7 million Hispanics, which is approximately 24% of the San Francisco market’s total estimated population. The San Francisco market experienced an annual radio revenue decrease of 3.6% between 2000 and 2005. Radio revenue in the San Francisco market is expected to grow at an annual rate of 2.9% between 2005 and 2010.

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

On-Line Properties (“LaMusica.com”)

As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish — English) websites providing content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, we hope to generate revenue from our key radio programs, on-air personalities and brands, which are being developed for downloadable video, ring-tone and interactive content use through LaMusica.com. We are also developing content from our production of musical events to create opportunities to sell, market and distribute through our website and other media. We believe that LaMusica.com, together with our broadcast portfolio, enables our audience to enjoy targeted and culturally-

specific entertainment options, such as concert listings, music reviews, local entertainment calendars, and interactive content on popular Latin artists and entertainers. At the same time, our online properties enable our advertisers to reach their targeted Hispanic consumers through an additional and dynamic medium.

Television Overview and Programming

On March 1, 2006, we launched MEGA TV, our general entertainment Spanish-language television operation serving the South Florida market. We created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the market’s young U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels. MEGA TV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to compliment our Internet websites. We have developed approximately 70% of our programming and have commissioned other content from capable Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming. Advertising rates depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, the supply of and demand for television advertising time, as well as other qualitative factors. We also generate revenue from the sale of integrated sponsorships and program syndication.

Advertising

The vast majority of our revenue is derived from advertising sales. Advertising revenue is usually classified by two categories — “national” and “local”. “National” generally refers to advertising that is solicited by a representative firm for national advertisers. Our national sales representative for our radio stations is SBS/Interep LLC, a division of Interep National Radio Sales, Inc. “Network” advertising revenue is a subset category of national advertising revenue and it refers to advertising purchased by our other strategic alliance agreements. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

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

The broadcasting industry is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a station are based primarily on the station’s ability to attract an audience in a given market and on the attractiveness to advertisers of the station’s audience demographics as well as the demand on available advertising inventory. Rates also vary depending upon a program’s popularity among the listeners/viewers an advertiser is seeking to attract and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning drive-time hours which are the peak hours for radio audience listening. In general, television advertising rates are higher during prime time evening viewing periods. A broadcaster that has multiple stations in a market appeals to national advertisers because these advertisers can reach more listeners and viewers, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. We believe that we will be able to continue increasing our rates as new and existing advertisers recognize the increasing desirability of targeting the growing U.S. Hispanic population.

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

Competition

The success of each of our broadcast stations depends significantly upon their audience ratings and their share of the overall advertising revenue within their markets. The radio and television broadcasting industries are highly competitive businesses. Each of our radio stations competes with both Spanish-language and English-language radio stations in their market, as well as other media, such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, satellite radio, transit advertising and direct mail marketing. We anticipate that our television operations will compete for viewers and revenue with both Spanish-language and English-language television stations in the South Florida market, as well as nationally-broadcast television operations, cable television, the Internet and other video media.

Several of the broadcast stations with which we compete are subsidiaries of larger national or regional companies that may have substantially greater financial resources than we do. Factors which are material to our competitive position include:

•	management experience;

•	talent and popularity of on-air personalities and television show hosts and actors;

•	audience ratings and our broadcast stations’ rank in their markets;

•	signal strength and frequency; and

•	audience demographics, including the nature of the Spanish-language market targeted by a particular station.

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

The delivery of information through the presently unregulated Internet also could create a new form of competition for both radio and television. Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors that can distort or interrupt the broadcast, such as network traffic, we expect that improvements from higher bandwidths, faster modems and wider programming selection may make Internet radio a more significant competitor in the future. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, portable digital music players and compact discs. Similarly, the television broadcasting industry has developed, notwithstanding the increasing popularity of portable compact disc players, digital video recorders and entertainment and media content delivered through cell phones and other wireless devices. A growing population and the greater availability of televisions and radios, particularly car and portable radios, have contributed to the growth of the radio and television industries. We cannot assure you, however, that the development or introduction of any new media technology will not have an adverse effect on the radio and television broadcasting industries.

We cannot predict what other matters may be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes may have on our business. See “Federal Regulation of Radio and Television Broadcasting” below.

Management and Personnel

As of December 31, 2006, we had approximately 620 full-time employees and 80 part-time employees. None of our employees are organized or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Patents, Trademarks and Licenses

In the course of our business, we use various trademarks, trade names, domain names and service marks, including logos, with our products and services and in our advertising and promotions. We believe our trademarks, trade names, domain names and service marks are important to our business and we intend to continue to protect and promote them where appropriate and to protect the registration of new trademarks, including through legal action, each of which expires at various times between 2009 and 2017, and which may be extended. We do not hold or depend upon any material patent, government license, franchise or concession, except the broadcast licenses granted by the FCC and the trademarks granted by the United States Patent and Trademark Office.

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

Broadcast		Date of	Date of License	Operation	FCC	HAAT	Power
Station	Market	Acquisition	Expiration	Frequency	Class	(in meters)	(in kilowatts)

KLAX	Los Angeles, CA	2/24/88	12/01/13	97.9 MHz	B	184	33
KXOL	Los Angeles, CA	10/30/03	12/01/13	96.3 MHz	B	388	7
WSKQ	New York, NY	1/26/89	6/10/06 *	97.9 MHz	B	415	6
WPAT	New York, NY	3/25/96	6/01/14	93.1 MHz	B	433	5.4
WMEG	Puerto Rico	5/13/99	2/01/12	106.9 MHz	B	594	25
WEGM	Puerto Rico	1/14/00	2/01/12	95.1 MHz	B	600	25
WCMA	Puerto Rico	12/01/98	2/01/12	96.5 MHz	B	852	11.5
WZET	Puerto Rico	5/13/99	2/01/12	92.1 MHz	A	337	2.95
WIOA	Puerto Rico	1/14/00	2/01/12	99.9 MHz	B	560	31
WIOB	Puerto Rico	1/14/00	2/01/12	97.5 MHz	B	302	50
WIOC	Puerto Rico	1/14/00	2/01/12	105.1 MHz	B	-61	47
WZNT	Puerto Rico	1/14/00	2/01/12	93.7 MHz	B	560	28
WZMT	Puerto Rico	1/14/00	2/01/12	93.3 MHz	B1	-69	14.5
WODA	Puerto Rico	1/14/00	2/01/12	94.7 MHz	B	560	31
WNOD	Puerto Rico	1/14/00	2/01/12	94.l MHz	B	597	25
WLEY	Chicago, IL	3/27/97	12/01/12	107.9 MHz	B	232	21
WXDJ	Miami, FL	3/28/97	2/01/12	95.7 MHz	C2	167	40
WCMQ	Miami, FL	12/22/86	2/01/12	92.3 MHz	C2	188	31
WRMA	Miami, FL	3/28/97	2/01/12	106.7 MHz	CO	300	100
KRZZ	San Francisco, CA	12/23/04	12/01/13	93.3 MHz	B	150	50
WSBS-TV	Key West, FL	3/1/06	2/01/13	CH. 22	TV	62	11.2
WSBS-DT	Miami, FL	3/1/06	2/01/13	CH. 3	DTV	54	1
WSBS-CA	Miami, FL	3/1/06	2/01/13	CH. 50	CA	236	150

*	Application for renewal of license is pending.

Generally, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

Ownership Matters.  The Communications Act requires prior approval by the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

•	the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizens or entity ownership and control;

•	compliance with FCC rules limiting the common ownership of attributable interests in broadcast and newspaper properties;

•	the history of compliance with FCC operating rules; and

•	the character qualifications of the transferee or assignee and the individuals or entities holding attributable interests in them.

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

Debt instruments, non-voting stock options or other non-voting interests with rights of conversion to voting interests that have not yet been exercised and insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership generally do not subject their holders to attribution. However, the holder of an equity or debt instrument or interest in a broadcast licensee, cable television system, daily newspaper or other media outlet shall have that interest attributed if the equity (including all stock holdings, whether voting or non-voting, common or preferred) and debt interest or interests in the aggregate exceed 33% of the total asset value, defined as the aggregate of all equity plus all debt of that media outlet and the interest holder also holds an interest in a broadcast licensee, cable television system, newspaper or other media outlet operating in the same market that is subject to the broadcast multiple ownership or cross-ownership rules and is otherwise attributable or if the interest holder supplies over 15% of the total weekly broadcast programming hours of the station in which the interest is held.

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

•	broadcast stations above certain limits serving the same local market; and

•	broadcast stations and a daily newspaper serving the same local market.

We are uncertain as to which “cross-ownership” or “cross-media” rules will be used by the FCC in the future. The FCC previously adopted new ownership rules which were appealed. While a federal court granted the Commission authority to implement the radio ownership rules, the court denied the proposed rules regarding newspapers/broadcast and radio/television cross-ownership. Therefore, absent waivers, we would not be permitted to own broadcast stations and acquire an attributable interest in any daily newspaper in the same market where we then owned any broadcast station. However, the ownership limits are extremely fluid at this time and the court’s decision is being appealed. In addition, the FCC or Congress may impose new ownership regulations upon broadcast licensees in the near future.

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

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals so long as they are assigned to different markets. The FCC’s rules regarding ownership permit, however, an owner to operate two television stations assigned to the same market so long as either:

•	the television stations do not have overlapping broadcast signals; or

•	there will remain after the transaction eight independently owned, full power non-commercial or commercial operating television stations in the market and one of the two commonly-owned stations is not ranked in the top four based upon audience share.

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

The new rules that have gone into effect amend the FCC’s methodology for defining a radio market for the purpose of ownership caps. The FCC replaced its signal contour method of defining local radio markets in favor of a geographic market assigned by Arbitron®, the private audience measurement service for radio broadcasters. For non-Arbitron® markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron®’s method. In the interim, the FCC will apply a “modified contour approach”, to non-Arbitron® markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area.

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

Digital Audio Radio Satellite Service.  The FCC has adopted rules for the Digital Audio Radio Satellite Service, also known as DARS, in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service”. The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002 in three markets, and has now expanded nationwide. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. Because the DARS service is in its beginning stages, we cannot predict whether, or the extent to which, it will have an adverse impact on our business. However, the two nationwide licenses are presently competing with terrestrial radio for talent and advertisers.

Terrestrial Digital Radio.  The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service. The FCC has commenced a rulemaking to address formal standards and related licensing and service rule changes for terrestrial digital audio broadcasting. We cannot predict the impact of terrestrial digital audio radio service on our business.

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

Change of Community.  The FCC has adopted rules concerning the FM Table of Allotments to allow radio broadcasters to change their community of license more easily. We are evaluating our current licenses to see if a community of license change would be beneficial. We are aware that competitors may use this rule revision to improve their facilities, and other radio operators may use this rule in a way that would make them newly-attractive acquisition targets for us.

“Must Carry” Rules.  FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each full-service television broadcaster to elect, at three-year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as “retransmission consent”.

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

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. Stations are permitted to phase in their digital television operations over a period of years after which they will be required to surrender their licenses to broadcast the analog, or non-digital, television signal to the government by February 17, 2009, except that this deadline may be extended until digital television receivers reach an 85% market penetration.

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

Proposed Changes.  The United States Congress and the FCC continually consider new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations, ownership and profitability; result in the loss of audience share and advertising revenue; or affect our ability to acquire additional broadcast stations or to finance such acquisitions. We can neither predict what matters might be considered nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Available Information

We are subject to the reporting and other information requirements of the Exchange Act. We file reports and other information with the SEC. Such reports and other information filed by us pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Washington D.C. 20549. If interested, please call 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website on the Internet containing reports, proxy materials, information statements and other items. The Internet website address is http://www.sec.gov. Our reports, proxy materials, information statements and other information can also be inspected and copied at the offices of the NASDAQ Global Market, on which our common stock is listed (symbol: SBSA). You can find more information about us at our Internet website located at www.spanishbroadcasting.com and our investor relations section of our website is located at www.spanishbroadcasting.com/investorinfo.shtml. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

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

Risks Related to our Indebtedness

Our substantial amount of debt could adversely affect our financial health.

Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our registered 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $.01 per share and liquidation preference of $1,000 per share, or the Series B preferred stock, and, if issued, our registered 10 3/4% subordinated exchange notes due 2013, or the Exchange Notes. As of December 31, 2006, our ratio of total debt to last twelve months Consolidated EBITDA, as defined in our credit agreement governing our first lien credit facility term loan due 2012, or the First Lien Credit Facility, was 8.5 to 1.0. Our substantial level of debt could have several important consequences to the holders of our securities, including the following:

•	a significant portion of our net cash flow from operations will be dedicated to servicing our debt obligations and will not be available for operations, future business opportunities or other purposes;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes will be limited;

•	our substantial debt could make us more vulnerable to downturns in our business or in the general economy and increases in interest rates, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;

•	our substantial debt could place us at a disadvantage compared to our competitors who have less debt; and

•	it may be more difficult for us to satisfy our obligations relating to our Series B preferred stock and our Exchange Notes, if issued (for example, we may not be able to pay cash dividends and interest, respectively, or repurchase our Series B preferred stock when, and if, we are required to do so).

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

For the year ended December 31, 2006, we had net cash interest expense of $17.7 million. Our net cash interest expense will increase when and if we exchange our Series B preferred stock for the Exchange Notes. If we acquire additional stations in the future, depending on the financing used to fund these acquisitions, our interest expense may increase as well. In addition, we have recently paid and will be required to pay dividends in cash on our Series B preferred stock after October 15, 2008.

During 2006, we paid dividends in cash to holders of the Series B preferred stock in an amount equal to $9.7 million. Our ability to make payments on and to refinance our debt, pay dividends in cash on our Series B preferred stock, repurchase our Series B preferred stock when, and if, we are required to do so and to fund necessary or desired capital expenditures and any future acquisitions, will depend on our ability to generate and maintain cash in the future. Our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.

Based on our current level of operations, we believe that our cash flow from operations, cash on hand and available borrowings under our First Lien Credit Facility will be adequate to meet our liquidity needs for the near future, barring any unforeseen circumstances. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our First Lien Credit Facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our First Lien Credit Facility and the Exchange Notes, if issued, on commercially reasonable terms or at all.

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

The terms of our Series B preferred stock, our Series C convertible preferred stock, par value $.002 per share, (the Series C preferred stock, together with the Series B preferred stock, the Preferred Stock), our First Lien Credit Facility, and, if issued, the Exchange Notes, contain covenants that, among other things, limit our ability to:

•	incur additional debt, incur contingent obligations and issue additional preferred stock;

•	redeem or repurchase securities ranking junior to our Series B preferred stock;

•	create liens and encumbrances;

•	pay dividends, distributions or make other specified restricted payments, and restrict the ability of certain of our subsidiaries to pay dividends or make other payments to us;

•	sell assets;

•	make certain capital expenditures, investments and acquisitions;

•	change or add lines of business;

•	enter into certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	issue capital stock or other equity interests;

•	sell capital stock of our subsidiaries; and

•	merge or consolidate with any other person, company or other entity or sell, assign, transfer, lease, convey or otherwise dispose of all, or substantially all, of our assets.

The terms of the First Lien Credit Facility also require us to satisfy certain financial condition tests, which could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by our future operating performance and economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control. If one or more of these events occur, we cannot assure you that we will be able to comply with the covenants. A breach of any of these covenants could result in a default under one or more of our debt instruments.

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

Capital requirements necessary to implement strategic initiatives could pose risks.

The purchase price of possible acquisitions and/or other strategic initiatives could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our shareholders.

Risks Related to our Business

We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital and the market price of our common stock may be adversely affected.

We may not achieve sustained profitability. Failure to achieve sustained profitability may adversely affect the market price of our common stock, which in turn may adversely affect our ability to raise additional equity capital and to incur additional debt. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or finance our proposed acquisitions could negatively impact our financial position and results of operations. We experienced a net loss for the fiscal year ended December 31, 2005. Net income generated in fiscal years ended December 31, 2006 and 2004 was directly attributed to gains realized from the sale of assets.

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

Our New York, Los Angeles and Miami markets accounted for more than 70% of our revenue for the fiscal year ended December 31, 2006. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenues or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.

Approximately 34% of all U.S. Hispanics live in the Los Angeles, New York and Miami markets. Our revenues are, therefore, concentrated in these key markets. As a result, an economic downturn, increased competition, or another significant negative event in any of these markets could reduce our revenues and results of operations more dramatically than other companies that do not depend as much on these markets.

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

The integration of our acquisition of our television operation involves numerous risks. Our television operation was unprofitable in the fiscal year ended 2006 and may fail to generate anticipated cash flows in the future. Additionally, we may have difficulties in the integration of its operations and systems.

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

We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from a low rating, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow and an adverse change in the South Florida market could have a material adverse impact on the revenue of our television operation.

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

A lowering of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

Our debt ratings are below the “investment grade” category, which results in higher borrowing costs. There can be no assurance that our debt ratings will not be lowered in the future by a rating agency. A lowering in the rating may further increase our future borrowing costs and reduce our access to capital.

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

Although we intend to pursue additional strategic acquisitions, our ability to do so is significantly restricted by the terms of the First Lien Credit Facility, the certificates of designations governing our Preferred

Stock, the indenture that will govern the Exchange Notes, if issued, and our ability to raise additional funds. Additionally, our competitors, who may have greater resources than we do, may have an advantage over us in pursuing and completing strategic acquisitions.

Our business is dependent upon the performance of key employees, on-air talent and program hosts.

Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, and our ability to hire and retain qualified personnel. We employ or independently contract with several on-air personalities and hosts with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.

Risks Related to Legislative and Regulatory Matters

Because our full-power television station relies on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of our cable carriage rights could have a material adverse impact on our television operation.

Under the Cable Act, every three years, each broadcast station is required to elect to exercise the right either to require cable television system operators in its local market to carry its signal, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. Under these “must carry” provisions of the Cable Act, a broadcaster may demand carriage on a specific channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may be entitled not to carry a given station. Our television station elected “must carry” on local cable systems for the three-year election period that commenced January 1, 2006 and has obtained the carriage it requested. The required election date for the next three-year election period commencing January 1, 2009 will be October 1, 2008.

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

New technologies may affect our broadcasting operations

Our broadcasting businesses face increasing competition from new broadcast technologies, such as broadband wireless and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with our radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. The FCC has also approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. In the television broadcasting industry, the FCC has established standards and a timetable for the implementation of digital television broadcasting in the U.S. We are unable to predict the effect such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.

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

Impairment of our goodwill and other intangible assets can cause our net income or net loss to fluctuate significantly.

As of December 31, 2006, we had approximately $782.7 million of unamortized intangible assets, including goodwill of $32.8 million and FCC licenses of $749.9 million on our consolidated balance sheets. These unamortized intangible assets represented approximately 84.2% of our total assets. FASB Statement No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142, requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC licenses, cease to be amortized. SFAS No. 142 requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC licenses exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.

We currently account for our FCC licenses as an indefinite life asset, per SFAS No. 142. In the event we are no longer able to conclude that our FCC license have indefinite lives, as defined in SFAS No. 142, we may be required to amortize such licenses. The amortization of our FCC licenses would affect our earnings (losses) and earnings (losses) per share.

The impairment tests require us to make an estimate of the fair value of intangible assets, which is determined using a discounted cash flow methodology. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in our recognizing a corresponding operating loss, which could have an adverse effect on our business, financial condition and results of operations.

The FCC has begun more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency and has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency. The FCC has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy” “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation was introduced in Congress that significantly increased the penalties for broadcasting indecent programming and depending on the number of violations engaged in, would potentially subject us to license revocation, renewal or qualifications proceedings in the event that we broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.

We have in the past been the subject and may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.

We may be adversely affected by new statutes dealing with indecency.

Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congressional legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We therefore face increased costs in the form of fines for indecency violations, and we cannot predict whether Congress will consider or adopt further legislation in this area.

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

The market price of our Class A common stock could drop as a result of sales of a large number of shares of Class A common stock or Class B common stock, par value $.0001 per share (convertible into Class A common stock) by our existing stockholders or the perception that these sales may occur. These factors could make it more difficult for us to raise funds through future offerings of our Class A common stock.

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity, Infinity SF and SBS Bay Area, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C preferred stock, each of which is convertible, at the option of the holder, into twenty fully paid and non-assessable shares of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of our Series C preferred stock, at an exercise price of $300.00 per share, or the Warrant. Upon conversion, each share of our Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock, which shares will be exempt from registration requirements of the Securities Act, as a transaction not involving a public offering. The shares of our Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. This Warrant is exercisable for a period of forty-eight months from the date of issuance, after which it will expire if not exercised. To date, Infinity has not exercised the Warrant. If the shares of Series C preferred stock are converted or if the Warrant is exercised, we cannot assure you that this would not depress the market price of our Class A common stock.

Our failure to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements and could have a material adverse effect on our business and the price of our Class A common stock.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. This effort included documenting and testing our internal controls. As of December 31, 2006, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal controls over financial reporting are effective in any future period (or if our independent registered public accounting firm was unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse impact on our business and possibly, the price of our Class A common stock.

Our operating results could be adversely affected by a general deterioration in economic conditions.

Our operating results could be adversely affected by a recession and/or downturn in the United States economy since advertising expenditures generally decrease as the economy slows down. In addition, our operating results in individual geographic markets could be adversely affected by local or regional economic downturns. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During the most recent economic slowdown in the United States, many advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising. Our operating results have been adversely affected by past recessions.

Risks related to our Chairman, Chief Executive Officer, and President’s Controlling Position

Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale.

Raúl Alarcón, Jr., our Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned shares of common stock representing approximately 80% of the combined voting power of our outstanding shares of common stock, as of the date of this annual report on Form 10-K. As a result, Mr. Alarcón, Jr. will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Alarcón Jr.’s voting power may have the effect of discouraging offers to acquire us because any such acquisition would require his consent.

We cannot assure you that Mr. Alarcón, Jr. will maintain all or any portion of his ownership or that he would continue as an officer or director if he sold a significant part of his stock. The disposition by Mr. Alarcón, Jr. of a sufficient number of shares could result in a change in control of our company, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. As noted above, it could also result in a default under our subsidiary credit agreements, could trigger a variety of federal, state and local regulatory consent requirements and potentially limit our utilization of net operating losses for income tax purposes.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Each of our media segments requires offices, broadcasting studios, and transmission facilities to support our operations. Our corporate headquarters and corporate television operations are located at 2601 South Bayshore Drive, Coconut Grove, Florida, where we rent executive offices in space indirectly owned by Raúl Alarcón, Jr. The lease expires in 2015, with the right to renew for two consecutive five-year terms thereafter. The studios and offices of our Miami radio stations are currently located in leased facilities, which are indirectly owned by Raúl Alarcón, Jr. and Pablo Raúl Alarcón, Sr., with lease terms that expire in 2012.

At December 31, 2006, the principal buildings owned or leased by us and used primarily by our television and radio segments are described below:

Our Principal Properties(1)

	Aggregate Size of Property	Owned	Lease
	in Square Feet	or	Expiration
Location	(Approximate)	Leased	Date

New York, NY(2)	12,000	Owned	—
Los Angeles, CA(3)	40,000	Owned	—
Miami, FL(4)	62,000	Owned	—
Miami, FL(5)	48,000	Leased	2015
Guaynabo, PR	29,000	Owned	—

(1)	Excludes properties less than 12,000 square feet.

(2)	Facility used for the offices and studios for WSKQ-FM and WPAT-FM and certain Internet operations.

(3)	Facility used for the offices and studios for KLAX-FM and KXOL-FM and certain Internet operations.

(4)	Facility under construction/renovation to house the consolidated Miami radio and television broadcasting operations. This facility was leased from November 25, 2006 to January 4, 2007, when the facility was purchased.

(5)	Building includes corporate space, and sales space for Miami radio and MEGA TV.

In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry.

We lease (i) all of our other transmitter sites, with lease terms that expire between 2007 and 2082, assuming all renewal options are exercised, (ii) the office and studio facilities for our radio stations in Chicago and San Francisco and (iii) additional office space for our radio stations in New York. We moved our main transmitter site for KXOL-FM in Los Angeles to a new site which provides excellent full-market coverage and better coverage to the San Fernando Valley.

We lease backup transmitter facilities for our New York stations WSKQ-FM and WPAT-FM in midtown Manhattan on the Four Times Square Building. We also lease backup transmitter sites for KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM, WCMQ-FM and WXDJ-FM in Miami, and KRZZ-FM in San Francisco. We own the back-up transmitter site in San Juan, Puerto Rico for the five radio stations covering the San Juan metropolitan area. We are in the process of constructing a backup transmitter site for Miami radio stations WCMQ-FM and WXDJ-FM.

We lease all of the properties used for the operations of our television stations. These properties include offices, studios, master control, transmitter sites and production facilities. We lease a combination studio and tower site in Key West, Florida for WSBS-TV-DT and WSBS-CA, which operate as one television operation. We lease a combination studio and tower site in Key West, Florida for WSBS-TV-DT and a tower site in Hallandale, FL for WSBS-CA, which operate as one television operation.

These backup transmitter facilities are a significant part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency. We have implemented a backup studio site for KRZZ serving the San Francisco market in San Jose. We are planning to implement backup studio and alternate origination points to maintain operations in the event of a studio-site outage or emergency in the other cities of operation.

The studio, office and transmitter sites of our media stations are vital to our overall operation. Management believes that our properties are in good condition and are suitable for our operations; however, we continually assess the need to upgrade our properties.

See “Item 1. Business — Environmental Matters” and “Item 13. Certain Relationships and Related Transactions”.

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

On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the District Court’s October 13, 2004 order granting a motion for class certification in six “focus cases” out of the more than 300 consolidated class actions, holding that Plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On December 14, 2006, the Court held a conference with all counsel in the IPO cases to consider the impact of the Second Circuit’s reversal of class certification on these cases, including whether a class can be certified for settlement purposes when it cannot otherwise be certified for litigation purposes. The Court determined to defer deciding the motion for final approval of the Issuers’ Settlement until further word from the Second Circuit about whether or not it will want to consider rehearing. At that time, the Court will invite further submissions on how to proceed with the Issuers’ Settlement. On January 5, 2007, Plaintiffs filed a petition with the Second Circuit for a rehearing or rehearing en banc.

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

On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the “District Court”) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted mediation but were unable to reach a settlement. The case was thereafter tried before a jury the week of May 1, 2006. At the close of plaintiff’s evidence, defendants presented a motion for judgment as a matter of law and the motion was granted on all counts. The District Court entered judgment for the defendants, Garza, Bernal and us. On June 2, 2006, Plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals. The time for filing of their brief expires on March 15, 2007 and to date the brief has not been filed, so we are unable to identify the specific basis for the appeal. Based on the existing circumstances, we believe that it is unlikely that the appeal will result in a material adverse outcome to us.

See “Item 1. Business — Environmental Matters”.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Item 4A.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our directors, executive officers and certain key employees as of December 31, 2006. Each of our directors and officers serves until his successor is elected and qualified.

Name	Age	Position

Raúl Alarcón, Jr.	50	Chairman of the Board of Directors, Chief Executive Officer and President
Pablo Raúl Alarcón, Sr.	81	Chairman Emeritus and Director
Joseph A. García	61	Chief Financial Officer, Executive Vice President and Secretary
Marko Radlovic	43	Chief Operating Officer and Executive Vice President
Cynthia Hudson-Fernandez	44	Chief Creative Officer
Dan Mason	55	Director
Antonio S. Fernandez	67	Director
Jose A. Villamil	60	Director
Jason L. Shrinsky	69	Director

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

Cynthia Hudson-Fernandez became our Chief Creative Officer and Executive Vice President on January 3, 2006. Ms. Hudson is responsible for MEGA TV and our bilingual Internet portal, LaMusica.com. From 1997-2005, Ms. Hudson served as Senior Vice President and Editorial Director of Cosmopolitan Television (a Hearst Entertainment and Syndication Group division), heading up the creation and development of the Cosmopolitan TV Networks. Ms. Hudson led the research, development and creation of Cosmo TV, overseeing design of original programs, on-air packaging, promotions and program acquisitions, as well as the creation and production of original formats. Ms. Hudson is an eight-time Emmy Award winning producer, writer and international television executive with over 20 years experience in both the U.S. broadcast and international cable TV industries.

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

Jose A. Villamil became one of our directors on June 30, 2004. Mr. Villamil has over 25 years of experience as a private business economist and as a senior policymaker of both the federal and State of Florida governments. Mr. Villamil is the Chief Executive Officer of The Washington Economics Group, Inc., serving in such position from 1993 to 1998 and from 2000 to the present. From 1999 to 2000, he was Director for Tourism, Trade and Economic Development of Florida. Mr. Villamil served most recently as Chairman of the Council of Economic Advisors of Florida and a member of the board of directors of Enterprise Florida, Inc. Since April 2003, Mr. Villamil has been director of CommerceBank, N.A. and CommerceBank Holding Corp.

Most recently, Mr. Villamil was appointed to President George W. Bush’s Advisory Committee on Trade Policy and Negotiations. From 1989-1993, Mr. Villamil served as Chief Economist and later as Undersecretary for Economic Affairs at the United States Department of Commerce.

Jason L. Shrinsky became one of our directors on November 2, 1999. Mr. Shrinsky is a retired partner to the law firm Kaye Scholer LLP, which he joined as a partner in 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye Scholer LLP has served as our legal counsel for more than 20 years.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Class A common stock is traded on the Nasdaq National Market under the symbol “SBSA”. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the Nasdaq National Market.

	2005		2006
	High	Low	High	Low

First Quarter	$11.21	$9.75	$6.07	$4.95
Second Quarter	$10.50	$7.95	$5.65	$4.89
Third Quarter	$10.24	$6.52	$5.24	$3.94
Fourth Quarter	$7.38	$4.35	$5.20	$3.90

(b) Holders

As of March 13, 2007, there were approximately 57 record holders of our Class A common stock, par value $.0001 per share and five record holders of our Class B common stock, par value $.0001 per share (“Class B common stock”). These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established trading market for our Class B common stock, par value $.0001 per share. However, the Class B common stock is convertible to our Class A common stock on a share-for-share basis.

(c) Dividends

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

Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. We may pay these dividends in either cash or additional shares of Series B preferred stock until October 15, 2008. After October 15, 2008, we will be required to pay the dividends on our Series B preferred stock only in cash. From October 30, 2003 to July 15, 2005, the dividends on the Series B preferred stock were paid with additional shares of Series B preferred stock. Subsequent to July 15, 2005, all the dividends on the Series B preferred stock were paid in cash.

Under the terms of our Series C preferred stock, we are required to pay dividends on parity with our Class A common stock and Class B common stock and any other class or series of capital stock we create after December 23, 2004.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Recent Sales of Unregistered Securities

We have not made any sales of unregistered securities for the period covered by this annual report on Form 10-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding equity securities for the period covered by this annual report on Form 10-K.

(d) Stock Performance Graph

The following graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent the Company specifically requests that such information be incorporated by reference or treated as soliciting material.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) and the NASDAQ Telecommunications Index, from December 31, 2001 to December 31, 2006. The data set forth below assumes that the value of an investment in our Class A common stock and in each index on December 31, 2001 was $100, and assumes the reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
FROM DECEMBER 31, 2001 TO DECEMBER 31, 2006 AMONG
SPANISH BROADCASTING SYSTEM, INC., THE NASDAQ COMPOSITE
INDEX AND THE NASDAQ TELECOMMUNICATIONS INDEX

*	$100 INVESTED ON DECEMBER 31, 2000 IN STOCK OR INDEX, INCLUDING REINVESTMENT OF DIVIDENDS.

Cumulative Total Return	12/01	12/02	12/03	12/04	12/05	12/06
Spanish Broadcasting System, Inc.	$100.00	72.80	106.67	106.77	51.67	41.56
NASDAQ Composite	$100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Telecommunications	$100.00	61.62	110.79	106.16	100.63	127.11

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except ratios, shares outstanding and per shares data)

The following table sets forth the historical consolidated financial information of our business. The selected historical consolidated financial information presented below under the caption “Statement of Operations Data”, “Other Financial Data” and “Consolidated Balance Sheet Data”, as of and for the fiscal year ended December 29, 2002, are derived from our historical audited consolidated financial statements but not included in this annual report on Form 10-K.

Effective December 30, 2002, we changed our fiscal year end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Financial results for December 30 and 31, 2002 are included in our financial results for the fiscal year ended December 31, 2003.

Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of December 31, 2006 and 2005, and for the fiscal years ended December 31, 2006, 2005 and 2004, the related notes included in Item 15 of this report. For additional information see the financial section of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2006	2005	2004	2003	2002

Statement of operations data:
Net revenue(1)	$176,931	169,832	156,443	135,266	135,688
Station operating expenses(1)(2)	125,104	103,162	88,202	73,374	77,779
Stock-based programming expense(3)	—	—	—	2,943	—
Corporate expenses	14,440	14,359	13,346	17,853	13,546
Depreciation and amortization	3,991	3,447	3,308	2,901	2,871
Loss (gain) on the sale of assets, net of disposal costs(4)	(50,795)	645	(5,461)	—	—

Operating income from continuing operations	84,191	48,219	57,048	38,195	41,492
Interest expense, net(5)	(20,176)	(35,619)	(41,109)	(36,622)	(34,146)
Loss on early extinguishment of debt(6)	(2,997)	(32,597)	—	—	—
Other income (expense), net	(3)	1,769	164	1,125	(720)

Income (loss) from continuing operations before income taxes, discontinued operations, and cumulative effect of a change in accounting principle	61,015	(18,228)	16,103	2,698	6,626
Income tax expense	11,145	17,034	16,495	11,280	53,094

Income (loss) from continuing operations before discontinued operations, and cumulative effect of a change in accounting principle	49,870	(35,262)	(392)	(8,582)	(46,468)
Discontinued operations, net of income taxes(7)	—	(8)	28,410	(168)	1,910

	2006	2005	2004	2003	2002

Cumulative effect of a change in accounting principle, net of income taxes(8)	—	—	—	—	(45,288)

Net income (loss)	49,870	(35,270)	28,018	(8,750)	(89,846)
Dividends on preferred stock	(9,668)	(9,449)	(8,548)	(1,366)	—
Preferred stock beneficial conversion	—	—	(11,457)	—	—

Net income (loss) applicable to common stockholders	$40,202	(44,719)	8,013	(10,116)	(89,846)

Income (loss) per common share:
Basic and diluted (before discontinued operations and cumulative effect of a change in accounting principle)	$0.56	(0.62)	(0.31)	(0.16)	(0.72)
Basic and diluted	0.56	(0.62)	0.13	(0.16)	(1.39)
Weighted average common shares outstanding:
Basic	72,381	72,381	64,900	64,684	64,670
Diluted	72,383	72,381	65,288	64,684	64,670
Other financial data:
Capital expenditures, excluding acquisitions	$8,581	4,484	2,998	3,365	3,994
Net cash provided by operating activities	19,931	11,733	12,839	13,226	10,666
Net cash provided by (used in) investing activities	36,598	48,798	75,458	(231,170)	9,265
Net cash (used in) provided by financing activities	(114,870)	(67,407)	(1,874)	192,123	(141)
Consolidated balance sheet data:
Cash and cash equivalents	$66,815	125,156	132,032	45,609	71,430
Total assets	929,740	1,013,217	1,009,723	842,282	634,767
Total debt (including current portion)	335,592	423,130	453,947	454,194	328,310
Preferred stock	89,932	89,932	84,914	76,366	—
Total stockholders’ equity	322,994	274,827	312,636	216,676	227,425

(1)	Below are revenue and expenses related to a two-year AOL Time Warner, Inc. barter agreement which concluded in August 2002 and are included in continuing operations. These results were non-recurring and had a significant non-cash impact for the periods:

	Impact on
	Net	Operating
	Revenue	Expense
	(Dollars in thousands)

Fiscal year ended December 29, 2002	6,351	(6,366)

(2)	Station operating expenses include engineering, programming, selling and general and administrative expenses, but exclude stock-based programming expenses, which are listed separately. Refer to footnote #3 below for further details.

(3)	We were required to issue warrants to the International Church of the FourSquare Gospel (ICFG) from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, April 30, May 31, June 30, July 31, August 31, and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. We assigned these warrants an aggregate fair market value of approximately $2.9 million based on the Black-Scholes option pricing model. The fair market value of each warrant was recorded as a non-recurring stock-based programming expense on the respective date of grant. During fiscal year 2006, all of the warrants issued expired, unexercised.

(4)	On January 31, 2006, we sold the stations’ assets of KZAB-FM and KZAB-FM for $120.0 million, which consisted of $63.9 million of intangible assets, net and $1.2 million of property and equipment. We recognized a gain of approximately $50.8 million, net of disposal costs.

On November 30, 2004, we sold the stations’ assets of WDEK-FM, WKIE-FM and WKIF-FM for $28.0 million, which consisted of $21.3 million of intangible assets, net and $1.0 million of property and equipment. We recognized a gain of approximately $5.5 million, net of disposal costs.

(5)	Interest expense, net, includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(6)	For the fiscal year ended December 31, 2005, we repaid $481.2 million of the outstanding indebtedness, redemption premiums and accrued interest under a senior credit facility and the 9 5/8% senior subordinated notes due 2009. We recorded an extraordinary loss of approximately $32.6 million, which was related to the write-off of the related unamortized deferred financing costs and call premiums.

(7)	On December 31, 2001, we adopted the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 144). Under SFAS No. 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. We determined that the sales of KPTI-FM serving the San Francisco, California market, KLEY-FM and KSAH-AM serving the San Antonio, Texas market and KTCY-FM serving the Dallas, Texas market, each met the criteria in accordance with SFAS No. 144. The results of operations of these stations, including the gains on the sales of these assets, were classified as discontinued operations in the selected historical consolidated statements of operations.

On September 24, 2004, we sold the station’s assets of KPTI-FM for $30.0 million, which consisted of $13.0 million of intangible assets, net, and $0.3 million of property and equipment. We recognized a gain of approximately $16.8 million, net of closing costs and taxes on the sale.

On January 30, 2004, we sold the station’s assets of KLEY-FM and KSAH-AM for $24.4 million, which consisted of $11.3 million of intangible assets, net, and $0.6 million of property and equipment. We recognized a gain of approximately $11.6 million, net of closing costs and taxes on the sale.

On August 23, 2002, we sold the station’s assets of KTCY-FM for $35.0 million, which consisted of intangible assets and property and equipment. We recognized a gain of approximately $1.8 million, net of closing costs and taxes.

(8)	In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. We have concluded that our intangible assets, comprised primarily of FCC licenses, qualify as indefinite-life intangible assets under SFAS No. 142. After performing the transitional impairment evaluation of our indefinite-life intangible assets on December 31, 2001, we determined that the carrying value of certain indefinite-life intangible assets exceeded their respective fair market values. As a result of adopting SFAS No. 142 in the fiscal year ended December 29, 2002, we recorded a non-cash charge for the cumulative effect of a change in accounting principle of $45.3 million, net of an income tax benefit of $30.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and operate 20 radio stations in markets that reach approximately 51% of the U.S. Hispanic population, and two television stations, which reach approximately 1.5 million households in the South Florida market. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “MEGA TV”. As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish — English) websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the United States and Puerto Rico.

On March 1, 2006, we acquired television stations WSBS-TV (Channel 22, formerly known as WDLP-TV) and its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, serving the South Florida market. On March 1, 2006, we also launched MEGA TV, our general interest Spanish-language television operation. Mega TV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to compliment our Internet websites. We have developed approximately 70% of our programming and have commissioned other content from capable Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming.

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

Fiscal Year Ended 2006 Compared to Fiscal Year Ended 2005

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments.

			Change
	2006	2005	$	%
	( In thousands)

Net revenue:
Radio	$172,081	169,832	2,249	1%
Television	4,850	—	4,850	100%

Consolidated	$176,931	169,832	7,099	4%

Engineering and programming expense:
Radio	$33,798	32,098	1,700	5%
Television	16,882	1,949	14,933	766%

Consolidated	$50,680	34,047	16,633	49%

Selling, general and administrative:
Radio	$66,383	67,875	(1,492)	(2)%
Television	8,041	1,240	6,801	548%

Consolidated	$74,424	69,115	5,309	8%

Operating income (loss) before depreciation and amortization and loss (gain) on sales of assets, net:
Radio	$71,900	69,859	2,041	3%
Television	(20,073)	(3,189)	(16,884)	529%
Corporate	(14,440)	(14,359)	(81)	1%

Consolidated	$37,387	52,311	(14,924)	(29)%

Depreciation and amortization:
Radio	$2,637	2,343	294	13%
Television	355	81	274	338%
Corporate	999	1,023	(24)	(2)%

Consolidated	$3,991	3,447	544	16%

Operating income (loss):
Radio	$120,058	66,871	53,187	80%
Television	(20,428)	(3,270)	(17,158)	525%
Corporate	(15,439)	(15,382)	(57)	0%

Consolidated	$84,191	48,219	35,972	75%

The following summary table presents a comparison of our operating results of operations for the fiscal years ended December 31, 2006 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

				Change
	2006	2005	$	%
	(In thousands)

Net revenue	$176,931	169,832	7,099	4%
Engineering and programming expenses(1)	50,680	34,047	16,633	49%
Selling, general and administrative expenses(1)	74,424	69,115	5,309	8%
Corporate expenses(1)	14,440	14,359	81	1%
Depreciation and amortization	3,991	3,447	544	16%
Loss (gain) on sales of assets, net of disposal costs	(50,795)	645	(51,440)	(7,975)%

Operating income from continuing operations	84,191	48,219	35,972	75%
Interest expense, net	(20,176)	(35,619)	15,443	(43)%
Loss on early extinguishment of debt	(2,997)	(32,597)	29,600	(91)%
Other (expense) income, net	(3)	1,769	(1,772)	(100)%
Income tax expense	11,145	17,034	(5,889)	(35)%
Loss on discontinued operations, net of taxes	—	(8)	8	100%

Net income (loss)	$49,870	(35,270)	85,140	241%

(1) Includes stock-based compensation expenses:
Engineering and programming expenses	$762	—	762	100%
Selling, general and administrative expenses	275	—	275	100%
Corporate expenses	942	—	942	100%

Total stock-based compensation expenses	$1,979	—	1,979	100%

Net Revenue

The growth of 4% in consolidated net revenue was due to an increase in net revenue from our radio and television segments. Our radio segment had net revenue growth of 1% or $2.2 million primarily from local revenues. The increase in radio’s local revenue was offset by decreases in national sales of $3.0 million, promotional event sales of $3.8 million and other revenues of $2.2 million related to LMA fees received for KZAB-FM and KZBA-FM. This radio net revenue growth was primarily in our San Francisco and Puerto Rico markets. In addition, our new television segment “MEGA TV”, which debuted on March 1, 2006, generated net revenue of $4.9 million primarily from local revenues.

Engineering and Programming Expenses

The increase of 49% or $16.6 million in consolidated engineering and programming expenses was mainly due to our new television segment, which had an increase of $14.9 million in expenses, primarily related to programming costs for originally produced programming, and employee compensation and benefits. Our radio segment’s engineering and programming expenses increased $1.7 million or 5%, as a result of an increase in our music licenses fees and employee compensation and benefits costs, which includes SFAS No. 123(R) stock-based compensation, offset by a decrease in severance pay.

Selling, General and Administrative Expenses

The increase of 8% or $5.3 million in consolidated selling, general and administrative expenses was mainly due to our new television segment, which had an increase of $6.8 million in expenses, primarily related to (a) advertising and promotions costs, (b) employee compensation and benefits, (c) rent expense and (d) rating service fees. Our radio segment had a decrease of 2% or $1.5 million in selling, general and administrative expenses, as a result of decreases in (a) advertising and promotions costs, (b) promotional events expense and (c) professional fees, mainly related to our in-house compliance with the Sarbanes-Oxley Act of 2002. These decreases in our radio segment’s selling, general and administrative expenses were offset by increases in radio’s (a) local commissions due to the increase in net revenue, (b) employee compensation and benefits costs, which includes SFAS No. 123(R) stock based-compensation, (c) provision for doubtful accounts receivable, (d) rent expense, and (e) tax and license fees.

Corporate Expenses

The increase in corporate expenses was mainly a result of an increase in employee compensation and benefits, which includes SFAS No. 123(R) stock-based compensation. This increase was partially offset by decreases in legal fees, accounting fees and directors and officers insurance.

Gain on Sales of Assets, Net

The gain on sales of assets, net, is related to the sale of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006 and we recognized a pre-tax gain of approximately $50.8 million.

Operating Income from Continuing Operations

The increase in operating income of 75% or $36.0 million was primarily attributed to the increase in our radio segment’s operating income of approximately $53.2 million, which includes the gain on sales of assets, net of $50.8 million, offset by the increase in our new television segment’s operating loss of approximately $17.2 million.

Interest Expense, Net

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

Loss on Early Extinguishment of Debt

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

Income Taxes

The decrease in income tax expense was primarily due to the reversal of the deferred tax liability associated with our Los Angeles radio stations KZAB-FM and KZBA-FM, as a result of the book/tax basis differences on the date of sale, which caused the decrease of our effective tax rate. Our effective tax rate continues to be impacted by a valuation allowance on substantially all of our deferred tax assets.

Net (Loss) Income

The increase in net income was primarily due to the gain on sales of assets, net, the decrease in interest expense, net, and a decrease in income tax expense, offset by a decrease in other income and the television segment’s operating loss.

Fiscal Year Ended 2005 Compared to Fiscal Year Ended 2004

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments.

			Change
	2005	2004	$	%
	(In thousands)

Net revenue:
Radio	$169,832	156,443	13,389	9%
Television	—	—	—	—

Consolidated	$169,832	156,443	13,389	9%

Engineering and programming expense:
Radio	$32,098	30,941	1,157	4%
Television	1,949	—	1,949	100%

Consolidated	$34,047	30,941	3,106	10%

Selling, general and administrative:
Radio	$67,875	57,261	10,614	19%
Television	1,240	—	1,240	100%

Consolidated	$69,115	57,261	11,854	21%

Operating income (loss) before depreciation and amortization and loss (gain) on sales of assets, net:
Radio	$69,859	68,241	1,618	2%
Television	(3,189)	—	(3,189)	100%
Corporate	(14,359)	(13,346)	(1,013)	8%

Consolidated	$52,311	54,895	(2,584)	(5)%

Depreciation and amortization:
Radio	$2,343	2,286	57	2%
Television	81	—	81	100%
Corporate	1,023	1,022	1	—

Consolidated	$3,447	3,308	139	4%

Operating income (loss):
Radio	$66,871	71,416	(4,545)	(6)%
Television	(3,270)	—	(3,270)	100%
Corporate	(15,382)	(14,368)	(1,014)	7%

Consolidated	$48,219	57,048	(8,829)	(15)%

The following summary table presents a comparison of our operating results of operations for the fiscal years ended December 31, 2005 and 2004. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

			Change
	2005	2004	$	%
	(In thousands)

Net revenue	$169,832	156,443	13,389	9%
Engineering and programming expenses	34,047	30,941	3,106	10%
Selling, general and administrative expenses	69,115	57,261	11,854	21%
Corporate expenses	14,359	13,346	1,013	8%
Depreciation and amortization	3,447	3,308	139	4%
Loss (gain) on sales of assets, net of disposal costs	645	(5,461)	6,106	(112)%

Operating income from continuing operations	48,219	57,048	(8,829)	(15)%
Interest expense, net	(35,619)	(41,109)	5,490	(13)%
Loss on early extinguishment of debt	(32,597)	—	(32,597)	100%
Other income, net	1,769	164	1,605	979%
Income tax expense	17,034	16,495	539	3%
Income (loss) on discontinued operations, net of taxes	(8)	28,410	(28,418)	(100)%

Net (loss) income	$(35,270)	28,018	(63,288)	(226)%

Net Revenue

The increase in net revenue was due to our radio segment. Our New York radio market had double-digit growth, primarily from local revenues. In addition, our new radio station in San Francisco, KRZZ-FM, had year-over-year net revenue growth of approximately $4.8 million. Also contributing to the increase in net revenue was our Los Angeles radio market, which had high single-digit net revenue growth primarily from local and promotional events. Our new television segment had no net revenue for 2005 or 2004, as it debuted on March 1, 2006.

Engineering and Programming Expenses

The increase in engineering and programming expenses was mainly due to our new television segment, which totaled $1.9 million in expenses, primarily related to start-up programming costs. Our radio segment’s engineering and programming expenses increased as a result of our new radio station in San Francisco, KRZZ-FM, totaling an increase of approximately $1.0 million. These expenses were partially offset by a decrease in compensation and benefits.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses was mainly due to our radio segment. Radio’s selling, general and administrative expenses increased as a result of (a) expenses associated with our new station in San Francisco, KRZZ-FM, totaling approximately $4.6 million; (b) barter expense related to marketing costs; (c) professional fees mainly related to our compliance with the Sarbanes-Oxley Act of 2002; (d) promotional events expenses; (e) rent expense related to a new lease for our Miami stations’ facilities; and, (f) local commissions due to the increase in net revenue. These expenses were offset by a decrease in the provision for doubtful accounts receivable and national sales commissions. Our new television segment’s selling, general and administrative expenses totaled $1.2 million related mainly to compensation and professional fees.

Corporate Expenses

The increase in corporate expenses was mainly a result of an increase in employee compensation and benefits and legal and professional fees, offset by a decrease in directors and officers insurance and travel and entertainment expenses.

Loss (Gain) on Sales of Assets, Net

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

Operating Income from Continuing Operations

The decrease in operating income from continuing operations was primarily attributable to the decrease in the (loss) gain on the sales of assets and our new television segment’s start-up station operating expenses prior to it debut on March 1, 2006, offset by increases in net revenue.

Interest Expense, Net

The decrease in interest expense, net, was due primarily to lower interest expense incurred with respect to the senior secured credit facilities we entered into on June 10, 2005 versus interest expense incurred on our prior debt structure. In addition, interest expense, net, decreased due to an increase in interest income resulting from a general increase in interest rates on our cash balances.

Loss on Early Extinguishment of Debt

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

Other Income, Net

The increase in other income, net, was due to the reversal of the legal judgment upon appeal, in the Hurtado Case, which had been expensed in a prior period.

Income Taxes

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

Discontinued Operations, Net of Taxes

The decrease in discontinued operations, net of taxes, was primarily attributable to (a) the $11.6 million gain recognized in the prior year on the sale of our San Antonio stations, KLEY-FM and KSAH-AM, net of closing costs and taxes, and (b) the $16.6 million gain we recognized in the prior year on the sale of our San Francisco station, KPTI-FM, net of closing costs and taxes.

Net (Loss) Income

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

Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including required interest and quarterly principal payments pursuant to the credit agreements governing our senior secured credit facility due 2012 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate in any material respect;

•	we will continue to successfully implement our business strategies; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities and legal judgments.

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

We had cash and cash equivalents of $66.8 million and $125.2 million as of December 31, 2006 and 2005, respectively.

The following summary table presents a comparison of our capital resources for the fiscal years ended December 31, 2006 and 2005, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and notes.

	2006	2005	Change $
	(In thousands)

Capital expenditures
Radio	$4,387	2,562	1,825
Television	2,948	1,326	1,622
Corporate	1,246	596	650

Consolidated	8,581	4,484	4,097

Net cash flows provided by operating activities	$19,931	11,733	8,198
Net cash flows provided by investing activities	36,598	48,798	(12,200)
Net cash flows used in financing activities	(114,870)	(67,407)	(47,463)

Net decrease in cash and cash equivalents	$(58,341)	(6,876)

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of a decrease in cash paid for interest, and an increase in cash received from our customers.

Net Cash Flows Provided by Investing Activities

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

Net Cash Flows Used in Financing Activities

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

			Change
	2005	2004	$
	(In thousands)

Capital expenditures
Radio	$2,562	2,677	(115)
Television	1,326	—	1,326
Corporate	596	321	275

Consolidated	4,484	2,998	1,486

Net cash flows provided by operating activities	$11,733	12,839	(1,106)
Net cash flows provided by investing activities	48,798	75,458	(26,660)
Net cash flows used in financing activities	(67,407)	(1,874)	(65,533)

Net (decrease) increase in cash and cash equivalents	$(6,876)	86,423

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of the decrease in cash we paid to vendors and for interest, offset mainly by a decrease in cash we received from customers.

Net Cash Flows Provided by Investing Activities

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

Net Cash Flows Used in Financing Activities

Changes in our net cash flows from financing activities were primarily a result of our 2005 refinancing, which caused us to (a) pay down the $135.0 million senior secured credit facility term loan due 2009, (b) redeem the 9 5/8% senior subordinated notes due 2009 and (c) incur additional financing costs. Offsetting these outflows were the inflows from the new Credit Facilities.

Recent Developments

Sale of Los Angeles Stations

On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the “LA Asset Sale”), to Styles Media Group, LLC (“Styles Media Group”) pursuant to that certain asset purchase agreement, dated as of August 17, 2004, as amended on February 18, 2005, March 30, 2005 and July 29, 2005, by and among Styles Media Group, Spanish Broadcasting Systems Southwest, Inc. and us. Styles Media Group made a $65.0 million payment at closing and non-refundable deposits to us on February 18, 2005, March 30, 2005, July 29, 2005 and December 22, 2005 in the amount of $6.0 million, $14.0 million, $15.0 million and $20.0 million, respectively, totaling $55.0 million. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during fiscal year ended December 31, 2006.

Repayment of Second Lien Senior Secured Credit Facility

On February 17, 2006, we repaid and terminated our Second Lien Credit Facility by using approximately $101.0 million of our net cash proceeds from the LA Asset Sale to pay the full amount owed. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the fiscal year ended December 31, 2006. In addition, as a result of the repayment of our Second Lien Credit Facility, our applicable margin on the First Lien Credit Facility decreased from 2.0% to 1.75%.

Television Station Asset Acquisition

On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and WDLP Licensing, Inc. (“Mega-Sub”, and, together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, which we determined did not constitute a business, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, and as amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (collectively, the “Seller”). WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “MEGA TV”, serving the South Florida market. MEGA TV debuted on the air on March 1, 2006.

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

In addition, as part of the television station asset acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for each of the three years from the date of closing, of commercial advertising time in any of our radio stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue) of approximately $5.3 million at the closing, which represents the present value of commercial advertising due.

Acquisition of a Facility and Related Financing

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the “Property”). The Property was acquired from 7007 Palmetto Investments, LLC (“Seller”), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2006, pursuant to the terms of the Purchase Agreement, we made deposits totaling $1.0 million in escrow that were released at the closing and was applied to the purchase price. At December 31, 2006, these deposits were included in other assets in the accompanying consolidated balance sheets. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

In connection with the acquisition of the Property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the “Loan Agreement”), a ten-year promissory note in the original principal amount of $7.7 million (the “Note”), and a Mortgage, Assignment of Rents and Security Agreement (the “Mortgage”) in favor of Wachovia Bank, National Association (“Wachovia”). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the Property and any related collateral.

The terms of the loan include certain restrictions and covenants for SBS Miami Broadcast Center, which limit, among other things, the incurrence of additional indebtedness and liens. The Loan Agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, non-compliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default and expiration of any applicable cure periods, Wachovia may accelerate the loan and declare all amounts outstanding to be immediately due and payable.

Additionally, on January 4, 2007, SBS Miami Broadcast Center entered into an interest rate swap arrangement (the “Swap Agreement”) for the original notional principal amount of $7.7 million whereby it will pay a fixed interest rate of 6.31% as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points on the Promissory Note. The interest rate swap amortization schedule is identical to the Promissory Note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017.

In connection with the acquisition of the property, we agreed to unconditionally guaranty all obligations of SBS Miami Broadcast Center pursuant to the Promissory Note, the Loan Agreement, the Mortgage, the loan documents thereto, and the Swap Agreement, for the benefit of Wachovia and its affiliates (the “Guaranty”). In addition, the terms of the Guaranty contain certain financial covenants, which require us to maintain available liquidity of not less than 1.2 times the then outstanding principal balance of the loan made to SBS Miami Broadcast Center by Wachovia.

Contractual Obligations

The following table summarizes our principal and interest contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows for the remainder of 2007 and future periods (dollars in thousands):

Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter

Recorded obligations:
Senior secured credit facility term loan due 2012(a)	$430,405	22,223	22,029	21,835	23,941	26,010	314,367
Non-interest bearing note due 2009(b)	18,500	—	—	18,500	—	—	—
Other long-term debt(c)	807	149	149	149	149	149	62
10 3/4% Series B cumulative exchangeable redeemable preferred stock(d)	155,996	9,668	9,668	9,668	9,668	9,668	107,656

	605,708	32,040	31,846	50,152	33,758	35,827	422,085
Unrecorded obligations:
Operating leases(e)	38,920	6,018	4,141	3,897	3,811	3,749	17,304
Employment agreements(f)	36,189	16,527	12,616	5,242	1,338	439	27
Purchase obligations and others(g)	28,902	8,339	7,260	7,775	5,423	105	—

	104,011	30,884	24,017	16,914	10,572	4,293	17,331

Total obligations	$709,719	62,924	55,863	67,066	44,330	40,120	439,416

(a)	Our First Lien Credit Facility is a variable-rate debt instrument, but we entered into an interest rate swap to hedge (fix) our interest rate until June 2010. See Note 2(v) and 8 to our consolidated financial statements for additional information. For the purpose of calculating our contractual obligations, we assumed an interest rate of approximately 7.48% after the interest rate swap terminates.

(b)	In connection with the acquisition of MEGA TV, we entered into a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million, which is due on January 6, 2009.

(c)	Other long-term debt relates to a capital lease.

(d)	Our Series B preferred stock has no specified maturity. However, holders of the preferred stock may exercise an option on October 15, 2013, to require us to redeem all or a portion of their preferred stock. The holders of shares of Series B preferred stock are entitled to receive cumulative dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share. All dividends are cumulative from the date of issuance of the Series B preferred stock and are payable quarterly in arrears on October 15, January 15, April 15 and July 15 of each year. On or before October 15, 2008, we, at our option, may pay dividends in cash or in additional fully paid and non-assessable shares of Series B preferred stock (including fractional shares or, at our option, cash in lieu of fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. After October 15, 2008, dividends may be paid only in cash, which are included in this contractual obligation table. Our ability to pay cash dividends is subject to the terms of our credit facility. For the purpose of calculating our contractual obligations we assumed that the Series B preferred stock will pay dividends in cash going forward as of December 31, 2006.

(e)	Included in our non-cancelable operating lease obligations are minimum lease payments for office space and facilities and certain equipment.

(f)	We are committed to employment and service contracts for certain executives, on-air talent, managers and others expiring through 2012.

(g)	Included are contracts for rating services, programming contracts, software contracts and others.

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

We are in compliance with all covenants under our First Lien Credit Facility and all other debt instruments as of December 31, 2006, and expect to be in compliance in the foreseeable future.

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

In accordance with SFAS No. 142, we do not amortize our FCC licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We utilize independent valuations to determine the fair value of the FCC licenses, as deemed necessary. These valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third-party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue, market revenue projections, anticipated operating profit margins and various discount rates. In the preparation of the FCC license appraisals, we make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results.

We generally test for impairment on our FCC license intangible assets at the individual license level. However, we have applied the guidance in EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (EITF 02-07), to certain of our FCC license intangible assets. EITF 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. We aggregate FCC licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

Our “goodwill” consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations, when a “business” has been acquired under the applicable accounting literature. SFAS No. 142 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under SFAS No. 142, Radio and Television.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit. Accordingly, the enterprise must perform step two of the impairment test (measurement).

During the fourth quarter of the fiscal years ended 2006, 2005 and 2004, we performed an annual impairment review of our indefinite-lived intangible assets and determined that there was no impairment of intangible assets and goodwill.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for book and tax accounting. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheet. SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting SFAS No. 142, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for the full amount of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between book and tax accounting. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2006, 2005 and 2004, we incurred bad debt expense of $1.4 million, $1.0 million and $1.5 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years ended December 31, 2006 and 2005, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

At December 31, 2006, all of our debt, other than our First Lien Credit Facility, had fixed interest rates. As part of our efforts to mitigate interest rate risk, on June 29, 2005, we entered into a five-year interest rate swap agreement that hedged (fixed) the interest rate, based on LIBOR, on our current Eurodollar rate of our $319.3 million First Lien Credit Facility at an interest rate for five years at 4.23%, plus the applicable margin (5.98% at December 31, 2006). This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. As a result, we believe that interest rate risk is not material to our consolidated financial position or results of operations. As of December 31, 2006, the rates under our swap agreement were favorable compared to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term.

If variable interest rates average 10% higher in 2007 than they did during 2006, our variable interest expense would increase by approximately $1.9 million, compared to a variable annualized estimated $19.2 million for 2006 measured as of December 31, 2006. If interest rates average 10% lower in 2007 than they did during 2006, our interest income from cash and investment balances would decrease by approximately $0.4 million, compared to $3.5 million for 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2006.

Our credit exposure under our interest rate swap agreement reflects the cost of replacing an agreement in the event of non-performance by our counter-party. As a result, we selected a high credit quality financial institution as a counter-party. We do not anticipate non-performance by such counter-party, and no material loss would be expected in the event of the counter-party’s non-performance.

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

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting.

As members of management of Spanish Broadcasting System, Inc. (the “Company”), we are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under our supervision, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of December 31, 2006 in accordance with the COSO criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their audit report, a copy of which is included in this annual report on Form 10-K.

Item 9B.  Other Information

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the “Property”). The Property was acquired from 7007 Palmetto Investments, LLC (“Seller”), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2006, pursuant to the terms of the Purchase Agreement, we made deposits totaling $1.0 million in escrow that were released at the closing and was applied to the purchase price. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

In connection with the acquisition of the Property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the “Loan Agreement”), a ten-year promissory note in the original principal amount of $7.7 million (the “Promissory Note”), and a Mortgage, Assignment of Rents and Security Agreement (the “Mortgage”) in favor of Wachovia Bank, National Association (“Wachovia”). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the Property and any related collateral.

The terms of the loan include certain restrictions and covenants for SBS Miami Broadcast Center, which limit, among other things, the incurrence of additional indebtedness and liens. The Loan Agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default and expiration of any applicable cure periods, Wachovia may accelerate the loan and declare all amounts outstanding to be immediately due and payable.

Additionally, on January 4, 2007, SBS Miami Broadcast Center entered into an interest rate swap arrangement (the “Swap Agreement”) for the original notional principal amount of $7.7 million whereby it will pay a fixed interest rate of 6.31% as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points on the Promissory Note. The interest rate swap amortization schedule is identical to the Promissory Note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017.

In connection with the acquisition of the property, we agreed to unconditionally guaranty all obligations of SBS Miami Broadcast Center pursuant to the Promissory Note, the Loan Agreement, the Mortgage, the loan documents thereto, and the Swap Agreement, for the benefit of Wachovia and its affiliates (the “Guaranty”). In addition, the terms of the Guaranty contain certain financial covenants, which require us to maintain available liquidity of not less than 1.2 times the then outstanding principal balance of the loan made to SBS Miami Broadcast Center by Wachovia.

See “Item 2. Properties” and “Item 13. Certain Relationships and Related Transactions”.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information called for by Item 10 is set forth under the heading “Directors and Executive Officers of the Registrant” in Item 4A of this annual report and in our proxy statement relating to the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by this reference.

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

Item 11.	Executive Compensation

Information called for by Item 11 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

Information called for by Item 13 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Information called for by Item 14 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2006 and 2005;

Consolidated Statements of Operations for the fiscal years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2006, 2005 and 2004; and

Notes to Consolidated Financial Statements.

2. Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this report:

Financial Statement Schedule — Valuation and Qualifying Accounts.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spanish Broadcasting System, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Spanish Broadcasting System, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and subsidiaries as listed in the Index at Item 15, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

March 16, 2007
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of quantifying errors by adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  As discussed in Notes 2(r) and 12(d) to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spanish Broadcasting System, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

March 16, 2007
Ft. Lauderdale, Florida
Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$66,815	125,156

Receivables:
Trade	36,219	37,866
Barter	306	235

	36,525	38,101
Less: allowance for doubtful accounts	4,383	3,832

Net receivables	32,142	34,269
Prepaid expenses and other current assets	3,460	3,635
Assets held for sale	—	65,109

Total current assets	102,417	228,169
Property and equipment, net	28,022	22,973
FCC licenses	749,864	711,626
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $106 in 2006 and $70 in 2005	1,328	1,364
Deferred financing costs, net of accumulated amortization of $1,749 in 2006 and $749 in 2005	5,914	8,744
Other assets	1,634	596
Derivative instrument	7,755	6,939

Total assets	$929,740	1,013,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,622	21,487
Accrued interest	394	1,426
Deposit on the sale of stations	—	55,000
Unearned revenue	3,882	263
Deferred commitment fee	375	450
Other liabilities	22	—
Current portion of the senior credit facilities term loan due 2012	3,250	3,250
Current portion of the senior credit facilities term loan due 2013	—	100,000
Current portion of other long-term debt	79	75
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	28,638	183,965
Senior credit facilities term loan due 2012, less current portion	316,063	319,313
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $2,713 in 2006	15,787	—
Other long-term debt, less current portion	413	492
Deferred income taxes	153,683	144,163
Unearned revenue, less current portion	2,064	—
Other long-term liabilities, less current portion	166	525

Total liabilities	516,814	648,458

Commitments and contingencies (notes 13, 15, and 17)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at December 31, 2006 and 2005, respectively	89,932	89,932
Stockholders’ equity:
Series C convertible preferred stock, $0.002 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	1	1
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; 40,277,805 shares issued and outstanding at December 31, 2006 and 2005, respectively	4	4
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; 24,503,500 shares issued and outstanding at December 31, 2006 and 2005, respectively	2	2
Additional paid-in capital	522,400	520,421
Accumulated other comprehensive income	7,755	6,939
Accumulated deficit	(207,168)	(252,540)

Total stockholders’ equity	322,994	274,827

Total liabilities and stockholder’s equity	$929,740	1,013,217

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share data)

Net revenue	$176,931	169,832	156,443

Operating expenses:
Engineering and programming	50,680	34,047	30,941
Selling, general and administrative	74,424	69,115	57,261
Corporate expenses	14,440	14,359	13,346
Depreciation and amortization	3,991	3,447	3,308
(Gain) loss on the sale of assets, net of disposal costs	(50,795)	645	(5,461)

Total operating expenses	92,740	121,613	99,395

Operating income from continuing operations	84,191	48,219	57,048
Other (expense) income:
Interest expense	(23,630)	(38,235)	(41,897)
Interest income	3,454	2,616	788
Loss on early extinguishment of debt	(2,997)	(32,597)	—
Other, net	(3)	1,769	164

Income (loss) from continuing operations before income taxes and discontinued operations	61,015	(18,228)	16,103
Income tax expense	11,145	17,034	16,495

Income (loss) from continuing operations before discontinued operations	49,870	(35,262)	(392)
(Loss) income on discontinued operations, net of tax	—	(8)	28,410

Net income (loss)	49,870	(35,270)	28,018
Dividends on Series B preferred stock	(9,668)	(9,449)	(8,548)
Preferred stock beneficial conversion, value treated as a dividend	—	—	(11,457)

Net income (loss) applicable to common stockholders	$40,202	(44,719)	8,013

Basic and diluted income (loss) per common share:
Net income (loss) per common share before discontinued operations	$0.56	(0.62)	(0.31)
Net income per common share for discontinued operations	—	—	0.44

Net income (loss) per common share	$0.56	(0.62)	0.13

Weighted average common shares outstanding:
Basic	72,381	72,381	64,900

Diluted	72,383	72,381	65,288

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss)
Years ended December 31, 2006, 2005 and 2004

	Class C		Class A		Class B			Accumulated
	preferred Stock		common Stock		common Stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	income	deficit	equity
	(In thousands, except share data)

Balance at December 31, 2003	—	$—	37,087,355	$3	27,605,150	$3	443,961	—	(227,291)	216,676
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(375)	—	—	(375)
Issuance of Class A common stock from options exercised	—	—	88,800	—	—	—	580	—	—	580
Conversion of Class B common stock to Class A common stock	—	—	3,021,650	1	(3,021,650)	(1)	—	—	—	—
Issuance of Series C preferred stock	380,000	1	—	—	—	—	76,284	—	—	76,285
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(8,548)	(8,548)
Dividend for beneficial conversion feature of Series C preferred stock	—	—	—	—	—	—	(11,457)	—	—	(11,457)
Accretion of value of Series C preferred stock	—	—	—	—	—	—	11,457	—	—	11,457
Net income	—	—	—	—	—	—	—	—	28,018	28,018

Balance at December 31, 2004	380,000	1	40,197,805	4	24,583,500	2	520,450	—	(207,821)	312,636
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(29)	—	—	(29)
Conversion of Class B common stock to Class A common stock	—	—	80,000	—	(80,000)	—	—	—	—	—
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,449)	(9,449)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(35,270)	(35,270)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	6,939	—	6,939

Comprehensive loss										(28,331)

Balance at December 31, 2005	380,000	1	40,277,805	4	24,503,500	2	520,421	6,939	(252,540)	274,827
Cumulative effect upon the adoption of SAB 108 (See note 18)	—	—	—	—	—	—	—	—	5,170	5,170

Balance as of January 1, 2006 upon adoption of SAB 108	380,000	1	40,277,805	4	24,503,500	2	520,421	6,939	(247,370)	279,997
Stock-based compensation	—	—	—	—	—	—	1,979	—	—	1,979
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,668)	(9,668)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	49,870	49,870
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	816	—	816

Comprehensive income										50,686

Balance at December 31, 2006	380,000	$1	40,277,805	$4	24,503,500	$2	522,400	7,755	(207,168)	322,994

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$49,870	(35,270)	28,018
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	—	8	(28,410)
Gain on the sale of assets	(50,795)	—	(5,461)
Loss on early extinguishment of debt	2,997	32,597	—
Stock-based compensation	1,979	—	—
(Gain) loss on disposal of fixed assets	—	173	163
Depreciation and amortization	3,991	3,447	3,308
Net barter (income) expense	(248)	595	(753)
Provision for trade doubtful accounts	1,443	1,048	1,562
Amortization of debt discount	—	717	1,230
Amortization of deferred financing costs	1,185	1,749	1,990
Amortization of non-interest bearing promissory note payable	1,009	—	—
Increase in deferred income taxes	10,663	17,108	15,791
Increase (decrease) in unearned revenue	278	(575)	211
Accretion of the time-value of money component related to unearned revenue	244	—	—
Amortization of deferred commitment fee	(75)	(75)	(75)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	755	(2,877)	(9,105)
Decrease (increase) in prepaid expenses and other current assets	175	(1,144)	799
(Increase) decrease in other assets	(3)	574	(248)
(Decrease) increase in accounts payable and accrued expenses	(2,693)	(1,279)	3,674
Increase in deferred commitment fee	—	—	600
Decrease in accrued interest	(1,032)	(4,002)	(942)
Increase in other liabilities	188	—	—

Net cash provided by continuing operations	19,931	12,794	12,352
Net cash (used in) provided by discontinued operations	—	(1,061)	487

Net cash provided by operating activities	19,931	11,733	12,839

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs of $249 in 2006 and $502 in 2005	64,751	(502)	79,734
Deposits received on sale of radio stations	—	55,000	—
Purchases of property and equipment	(8,581)	(4,484)	(2,998)
Advances on purchase price of a building	(1,035)	—	—
Acquisition costs of radio stations	—	—	(1,278)
Acquisition of television stations and related equipment	(18,537)	(1,216)	—

Net cash provided by investing activities	36,598	48,798	75,458

Cash flows from financing activities:
Proceeds from Series B cumulative exchangeable redeemable preferred stock, net of issuance cost of $375 in 2004	—	—	(375)
Proceeds from Class A stock options exercised	—	—	580
Payment of the 9 5/8% senior subordinated notes due 2009, and related premiums	—	(351,124)	—
Payment of senior credit facility term loan 2009	—	(123,750)	(1,250)
Proceeds from senior credit facility term loan due 2012	—	325,000	—
Payment of senior credit facility term loan 2012	(3,250)	(2,437)	—
Proceeds from senior credit facility term loan due 2013	—	100,000	—
Payment of senior credit facility term loan due 2013 (including prepayment premium of $1.0 million)	(101,000)	—	—
Payment of Series B preferred stock cash dividends	(9,668)	(2,417)	—
Payments of other long-term debt	(600)	(3,622)	(227)
Payments of financing costs	(352)	(9,057)	(602)

Net cash used in financing activities	(114,870)	(67,407)	(1,874)

Net (decrease) increase in cash and cash equivalents	(58,341)	(6,876)	86,423
Cash and cash equivalents at beginning of year	125,156	132,032	45,609

Cash and cash equivalents at end of year	$66,815	125,156	132,032

Supplemental cash flows information:
Interest paid	$22,222	40,412	39,619
Income taxes paid, net	15	1,189	337
Non-cash investing and financing activities:
Unrealized gain on derivative instrument	$816	6,939	—
Unearned revenue (advertising given as consideration for acquisition of television stations)	5,338	—	—
Non-interest bearing note promissory payable issued for the acquisition of television stations and related equipment	14,778	—	—
Issuance of Series C preferred stock for acquisition of radio station	—	—	64,923
Issuance of warrants towards the acquisition of a radio station	—	—	11,362
Issuance of preferred stock as payment of preferred stock dividend	—	5,018	1,860

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(1)  Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries (the Company, we, us, our or SBS) owns and operates 20 radio stations, serving six of the top-ten U.S. Hispanic markets, which include Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco, and two television stations, serving the South Florida market. Our two television stations are operating as one television operation, branded as “MEGA TV”. MEGA TV debuted on the air on March 1, 2006. As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites, which are bilingual Spanish-English websites providing content related to Latin music, entertainment, news and culture.

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

(c)	Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2006, 2005 and 2004, we incurred bad debt expense of $1.4 million, $1.0 million and $1.5 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(d)	Property and Equipment

Property and equipment, including capital leases, are stated at historical cost, less accumulated depreciation and amortization. We depreciate the cost of our property and equipment using the straight-line method over the respective estimated useful lives (see Note 6). Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

Maintenance and repairs are charged to expense as incurred; improvements are capitalized. When items are retired or are otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are credited or charged to income.

(e)	Impairment or Disposal of Long-Lived Assets

We account for long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS No. 144). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. SFAS No. 144 also requires companies to separately report discontinued operations and extends the reporting requirements to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. See Note 4 for a discussion on discontinued operations.

(f)	Indefinite-Lived Intangible Assets (FCC Licenses) and Goodwill

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize our FCC licenses. We test our indefinite-lived intangible assets for impairment at least annually. We utilize independent valuations to determine the fair value of the FCC licenses, as deemed necessary. These valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenues, market revenue projections, anticipated operating profit margins and various discount rates. In the preparation of the FCC license appraisals, we make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results.

We generally test for impairment on our FCC license intangible assets at the individual license level. However, we applied the guidance in EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (EITF 02-07), for certain of our FCC license intangible assets. EITF 02-07 states that

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. We aggregate FCC licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. SFAS No. 142 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under SFAS No. 142; Radio and Television.

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

We performed an annual impairment review of our indefinite-lived intangible assets and determined that there was no impairment of intangible assets and goodwill as of December 31, 2006, 2005 and 2004, respectively.

In 2006, we acquired WDLP-TV which increased the balance of our FCC licenses by $38.2 million (see Note 3(a)).

(g)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable tower leases acquired. These assets are being amortized over the life of the lease; however, not to exceed 40 years.

Estimated amortization expense for the five years subsequent to December 31, 2006 are as follows:

Fiscal year ending December 31:
2007	$36
2008	36
2009	36
2010	36
2011	36

(h)	Deferred Financing Costs

Deferred financing costs relate to the refinancing of our debt in June 2005 (see Note 8). Deferred financing costs are being amortized using the effective interest method. Deferred financing costs, net, was approximately $5.9 million and $8.7 million at December 31, 2006 and 2005, respectively.

(i)	Barter Transactions and Unearned Revenue

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $8.2 million, $8.5 million and $7.5 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Barter expense amounted to $8.0 million, $8.3 million and $6.7 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

Unearned revenue consists of the excess of the aggregate fair value of goods or services received by us, over the aggregate fair value of advertising time delivered by us on certain barter customers.

(j)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts and certificates of deposit at various commercial banks. All cash equivalents have original maturities of 90 days or less.

(k)	Income Taxes

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

(l)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $6.2 million, $7.9 million and $5.3 million in fiscal years ended December 31, 2006, 2005 and 2004, respectively.

(m)	Deferred Commitment Fee

In December 2003, we entered into an agreement with a national advertising agency (the Agency), whereby the Agency would serve as our exclusive sales representative for all national sales for an eight-year period. Pursuant to this agreement, we will pay the Agency a commission percentage determined based on achieving certain national sales volume and the Agency agreed to pay a commitment fee of $0.6 million to us. The commitment fee is recognized on a straight-line basis over the eight-year contractual term of the arrangement as a reduction of agency commissions. Deferred commitment fee represents the excess of payments received from the Agency over the amount recognized. The deferred commitment fee was approximately $0.4 million and $0.5 million at December 31, 2006 and 2005, respectively.

(n)	Use of Estimates

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

(o)	Concentration of Business and Credit Risks

Financial instruments that potentially subject us to concentrations of risk include primarily cash, trade receivables and financial instruments used in hedging activities. We place our cash with highly rated credit

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 70% of net revenue for the fiscal years ended December 31, 2006, 2005 and 2004. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

The counterparties to our interest rate swap agreements (hedge) are major banking institutions. We do not believe that there is significant risk of non-performance by these counterparties as we monitor their credit ratings, which limits our financial exposure with any one banking institution.

(p)	Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per common share was computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the fiscal year ended December 31, 2005 since its effect would be anti-dilutive. Common stock equivalents for the fiscal year ended December 31, 2005 amounted to 136,973. The following table summarizes the net income (loss) applicable to common stockholders and the net income (loss) per common share for the fiscal years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	2006	2005	2004

Income (loss) from continuing operations before discontinued operations	$49,870	(35,262)	(392)
Less: dividends on preferred stock	(9,668)	(9,449)	(8,548)
Less: preferred stock beneficial conversion, value treated as a dividend	—	—	(11,457)

Income (loss) applicable to common from continuing operations before discontinued operations	40,202	(44,711)	(20,397)
Discontinued operations, net of tax	—	(8)	28,410

Net income (loss) applicable to common stockholders	$40,202	(44,719)	8,013

Weighted average common shares outstanding:
Basic	72,381	72,381	64,900
Diluted	72,383	72,381	65,288
Basic and diluted income (loss) per common share:
Net income (loss) per common share before discontinued operations	$0.56	(0.62)	(0.31)
Net income per common share for discontinued operations	—	—	0.44

Net income (loss) per common share	$0.56	(0.62)	0.13

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(q)	Fair Value of Financial Instruments

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

The estimated fair value of our financial instrument is as follows (in millions):

	December 31
	2006		2005
	Gross		Gross
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

10 3/4% Series B cumulative exchangeable redeemable preferred stock	$89.9	99.8	89.9	94.4

The fair value estimates of the financial instrument was based upon quotes from major financial institutions taking into consideration current rates offered to us for debt or equity instruments of the same remaining maturities.

(r)	Stock Option Plans

We adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method beginning January 1, 2006 (see Note 12(d)). Accordingly, during the fiscal year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the fiscal year ended December 31, 2006 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

(s)	Leasing (Operating Leases)

We recognize rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight line basis over the applicable lease term. We consider lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under non-cancelable operating leases set forth below. From time to time, we receive capital improvement funding from our lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(t)	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. We have two reportable segments: radio and television (see Note 20).

(u)	Other, net

In fiscal year ended December 31, 2005, the amount in other, net, was primarily related to the reversal of a legal judgment upon appeal, which had been expensed in a prior period.

(v)	Derivative Instrument

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

The swap had a notional amount of $319.3 million and $322.6 million and a fair market value of $7.8 million and $6.9 million at December 31, 2006 and 2005, respectively. The swap was determined to be highly effective during year ended December 31, 2006 and 2005; accordingly, no ineffectiveness was recognized in earnings. At December 31, 2006 and 2005, the unrealized gain related to our hedge included in accumulated other comprehensive income (loss) was $7.8 million and $6.9 million, respectively.

(w)	Comprehensive Income (Loss)

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

(x)	Reclassification

Certain prior year amounts were reclassified to conform with the current year presentation.

(3)	Acquisitions

(a)	Miami, Florida Television Station WSBS-TV Asset Acquisition

On March 1, 2006, our wholly-owned subsidiaries, Mega Media Holdings, Inc. (Mega Media Holdings) and WDLP Licensing, Inc. (Mega-Sub, and, together with Mega Media Holdings, Mega Media), completed the acquisition of certain assets, which we determined did not constitute a business, including licenses, permits

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

and authorizations issued by the Federal Communications Commission (the FCC) used in or related to the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, as amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (collectively, the Sellers). WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “MEGA TV”, serving the South Florida market. MEGA TV debuted on the air on March 1, 2006.

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

In addition, as part of the television station asset acquisition, we entered into an advertising agreement with the Sellers that provides them with up to $2.0 million per year, for each of the three years from the date of closing, of commercial advertising time on any of our radio stations. Accordingly, we recognized this liability to provide commercial advertising as part of consideration given for the acquisition and recorded a liability (unearned revenue) of approximately $5.3 million at the closing, which represented the present value of the commercial advertising due.

We allocated the total cost of the purchase price of WDLP-TV based on the fair value of the consideration given and assets acquired as follows: $39.4 million for FCC licenses, $0.4 million for property and equipment, $5.3 million for unearned revenue and $14.8 million for a non-interest bearing promissory note.

(b)	San Francisco, California Radio Station KRZZ-FM Acquisition

On December 23, 2004, we completed the acquisition contemplated by the merger agreement, dated October 5, 2004, with Infinity Media Corporation (Infinity), Infinity Broadcasting Corporation of San Francisco (Infinity SF), and SBS Bay Area, LLC, a wholly owned subsidiary of SBS (SBS Bay Area), pursuant to which Infinity SF merged with and into SBS Bay Area, the surviving entity. SBS Bay Area acquired all of the rights and obligations of Infinity SF, including the FCC licenses for radio station KRZZ-FM (formerly KBAA-FM), serving the San Francisco, California market and certain related assets.

In connection with the closing of the merger transaction, we issued to Infinity (i) an aggregate of 380,000 shares of our Series C convertible preferred stock, $0.002 par value per share (Series C preferred stock), which are convertible at the option of the holder into twenty fully paid and non-assessable shares each of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the Warrant). Upon conversion, each share of Series C preferred stock held by a holder will convert into twenty fully paid and non-assessable shares of our Class A common stock, which shares will be exempt from registration requirements of the Securities Act, as a transaction not involving a public offering. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant are convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

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

Based upon Regulation S-X (Section 210.11-01(d)), SFAS No. 141, Business Combinations and EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, we concluded that the acquisition of KRZZ-FM did not constitute a business. We acquired from Infinity, the FCC license of KRZZ-FM, certain radio transmission equipment and a favorable ninety-nine year lease at a rent of $1.00 per year for the KRZZ-FM back-up transmitter site. We allocated the total cost of the purchase price of KRZZ-FM based on the fair value of the consideration given and assets acquired as follows: $126.2 million for FCC licenses, $0.3 million for other intangible assets, $0.1 million for equipment, $46.9 million for deferred tax liability, $2.1 million for other short- and long-term liabilities and $77.6 million for additional paid-in capital and preferred stock. Additionally, we recognized an $11.5 million dividend for the beneficial conversion feature related to the Series C preferred stock issued as reflected in the consolidated statements of operations and changes in stockholders’ equity.

Our consolidated results of operations include the results of WSBS-TV, WSBS-DT and KRZZ-FM from the respective dates of acquisition. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses.

(4)	Dispositions of Stations Classified as Discontinued Operations

(a)	San Francisco, California Radio Station KPTI-FM Disposition

On September 24, 2004, we completed the sale of the assets of radio station KPTI-FM, serving the San Francisco, California market, for a cash purchase price of $30.0 million, to 3 Point Media — San Francisco, LLC, pursuant to that certain asset purchase agreement, dated as of October 2, 2003, as amended on April 15, 2004. These radio stations consisted of $13.0 million of intangible assets, net, and $0.3 million of property and equipment. During fiscal year ended December 31, 2004, we recognized a gain of approximately $16.6 million, net of closing costs and taxes on the sale.

(b)	San Antonio, Texas Radio Stations KLEY-FM and KSAH-AM Dispositions

On January 30, 2004, we completed the sale of the assets of radio stations KLEY-FM and KSAH-AM, serving the San Antonio, Texas market, for a cash purchase price of $24.4 million, to Border Media Partners, LLC, pursuant to that certain asset purchase agreement, dated as of September 18, 2003. These radio stations consisted of $11.3 million of intangible assets, net, and $0.6 million of property and equipment. During fiscal year ended December 31, 2004, we recognized a gain of approximately $11.6 million, net of closing costs and taxes on the sale.

We determined that since it was eliminating all significant revenues and expenses generated in these markets served, that sales of these stations met the criteria in accordance with SFAS No. 144 to classify the stations’ assets as held for sale and their respective operations as discontinued operations. The results of operations for these stations have been classified as discontinued operations in the consolidated statements of operations. Discontinued operations generated net revenues of $0.8 million and minimal income before gain on sale and income taxes for the fiscal year ended December 31, 2004.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(5)	Dispositions of Stations Not Classified as Discontinued Operations and Assets Held for Sale

(a)	Los Angeles, California Radio Stations KZAB-FM and KZBA-FM Disposition

On January 31, 2006, we completed the sale of the assets of our radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, for a cash purchase price of $120.0 million (the LA Asset Sale), to Styles Media Group, LLC, a Florida limited liability company (Styles Media Group), pursuant to that certain asset purchase agreement, dated as of August 17, 2004, by and among Styles Media Group, Spanish Broadcasting System SouthWest, Inc., one of our subsidiaries, and us.

In connection with the closing of the LA Asset Sale, Styles Media Group paid a cash purchase price of $120.0 million, consisting of $65.0 million paid at closing and $55.0 million previously paid to us as non-refundable deposits. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the year ended December 31, 2006.

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

In 2005, we determined that, since we were not eliminating all significant revenues and expenses generated in this market, the pending LA Asset Sale did not meet the criteria to classify the stations’ operations as discontinued operations. However, we reclassified the stations’ assets as assets held for sale. On December 31, 2005, we had assets held for sale consisting of $63.9 million of intangible assets and $1.2 million of property and equipment, net, for radio stations KZAB-FM and KZBA-FM.

KZAB-FM and KZBA-FM generated net revenues of $0.2 million, $2.3 million and $3.9 million and generated station operating income of $0.1 million, $1.7 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. These stations’ net revenue and station operating income were mainly generated from the monthly fees received related to the time brokerage agreement.

(b)	Chicago, Illinois Radio Stations WDEK-FM, WKIE-FM and WKIF-FM Disposition

On November 30, 2004, we completed the sale of the assets of radio stations WDEK-FM, WKIE-FM and WKIF-FM, serving the Chicago, Illinois market, for a cash purchase price of $28.0 million, to Newsweb Corporation, pursuant to that certain asset purchase agreement, dated as of July 26, 2004. The assets of these radio stations consisted of $21.3 million of intangible assets and $1.0 million of property and equipment. We recognized a gain on the sale of approximately $5.5 million, net of closing costs. WDEK-FM, WKIE-FM and

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

WKIF-FM generated net revenues of $0.7 million and incurred station operating losses of $(0.5) million for the year ended December 31, 2004.

(6)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2006 and 2005 (in thousands):

			Estimated
	2006	2005	Useful Lives

Land	$2,437	2,437	—
Building and building improvements	20,422	19,831	20 years
Tower and antenna systems	4,773	4,461	7-15 years
Studio and technical equipment	12,180	8,813	10 years
Furniture and fixtures	3,611	3,202	3-10 years
Transmitter equipment	6,235	5,745	7-10 years
Leasehold improvements	4,392	2,278	5-13 years
Computer equipment and software	4,930	4,285	5 years
Other	2,793	2,256	5 years

	61,773	53,308
Less accumulated depreciation and amortization	(33,751)	(30,335)

	$28,022	22,973

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005

Accounts payable — trade	$2,207	6,553
Accrued compensation and commissions	8,035	7,991
Accrued professional fees	1,353	1,164
Accrued music license fees	130	207
Accrued legal contingencies	50	681
Accrued for step-up leases	1,137	863
Accrued taxes	2,502	1,798
Other accrued expenses	3,208	2,230

	$18,622	21,487

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(8)	Senior Secured Credit Facilities

Senior secured credit facilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Revolving credit facility of $25.0 million, due 2010	$—	—
Term loan payable due in quarterly principal repayments of 0.25% of the original outstanding amount of $325.0 million including variable interest based on LIBOR plus 175 basis points, with outstanding balance due in 2012	319,313	322,563
Term loan payable due in 2013, with variable interest based on LIBOR plus 375 basis points	—	100,000

	319,313	422,563
Less current portion	(3,250)	(103,250)

	$316,063	319,313

The maturities of our senior credit facilities are as follows at December 31, 2006 (in thousands):

Fiscal year ending December 31:
2007	$3,250
2008	3,250
2009	3,250
2010	3,250
2011	3,250
Thereafter	303,063

$319,313

(a)	Senior Secured Credit Facilities due 2012 and 2013

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

Senior Secured Credit Facility due 2013 (Second Lien Credit Facility)

On June 10, 2005, we also entered into a second lien term loan agreement with Merrill Lynch, Wachovia, Lehman and certain other lenders (the Second Lien Credit Facility; together with the First Lien Credit facility,

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

the Credit Facilities). The Second Lien Credit Facility provided for a term loan in the amount of $100.0 million with a scheduled maturity of, and being fully payable on, June 10, 2013.

On February 17, 2006, we repaid and terminated our Second Lien Credit Facility by using approximately $101.0 million of the net cash proceeds from our LA Asset Sale. Accordingly, we have no further obligations remaining under the Second Lien Credit Facility. As a result of the prepayment of the Second Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the prepayment premium and the write-off of unamortized deferred financing costs of approximately $3.0 million during the fiscal year ended December 31, 2006.

Use of Proceeds from Senior Credit Facilities

On June 10, 2005, approximately $123.7 million of the proceeds from the Credit Facilities were used to repay our prior $135.0 million senior secured credit facility due 2009 and related accrued interest. As a result, in fiscal year ended December 31, 2005, we incurred a loss on early extinguishment of debt, totaling approximately $3.2 million, related to write-offs of deferred financing costs. The remaining proceeds, together with cash on hand, totaling approximately $357.5 million, were placed in escrow with the trustee to redeem all of our $335.0 million aggregate principal amount of our 9 5/8% senior subordinated notes due 2009, including the redemption premium and accrued interest through redemption. On July 12, 2005 (Redemption Date), we redeemed $335.0 million in the aggregate principal amount of the 9 5/8% senior subordinated notes due 2009 at a price of $1,048.13 per $1,000, plus accrued interest through the Redemption Date. As a result of the early extinguishment of the 9 5/8% senior subordinated notes due 2009, we recognized a loss on early extinguishment of debt related to call premiums and the write-off of unamortized discount and deferred financing costs of approximately $29.4 million during the fiscal year ended December 31, 2005.

Interest and Fees

The interest rates per annum applicable to loans under the First Lien Credit Facility are, at our option, the Base Rate or Eurodollar Base Rate (as defined in the respective credit agreement) plus, in each case, an applicable margin. The applicable interest rate under our First Lien Credit Facility was reduced by 0.25% upon the repayment of the Second Lien Credit Facility. As of December 31, 2006, the applicable margin of the First Lien Credit Facility was (i) 1.75% per annum for Eurodollar loans and (ii) 0.75% per annum for Base Rate loans. The Base Rate is a fluctuating interest rate equal to the greater of (1) the Prime Rate in effect on such day and (2) the Federal Funds Effective Rate in effect on such day plus one-half of 1%. On June 29, 2005, we entered into a five-year interest rate swap agreement to hedge against the potential impact of increases in interest rates on our First Lien Credit Facilities. The interest rate swap fixed our LIBOR interest rate for five years at 4.23% (see Note 2(v)).

In addition, we will be required to pay the lenders under the revolving credit loan under the First Lien Credit Facility a commitment fee with respect to any unused commitments thereunder, at a per annum rate of 0.50%.

Collateral and Guarantees

Our domestic subsidiaries, including any future direct or indirect subsidiaries that may be created or acquired by us, with certain exceptions as set forth in the First Lien Credit Facility credit agreement, guarantee our obligations therein. The guarantee is secured by a perfected first priority security interest in substantially all of the guarantors’ tangible and intangible assets (including, without limitation, intellectual property and all of the capital stock of each of our direct and indirect domestic subsidiaries and 65% of the capital stock of certain of our first-tier foreign subsidiaries), subject to certain exceptions.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Covenants and Other Matters

Our First Lien Credit Facility includes certain negative covenants restricting or limiting our ability to, among other things:

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

The First Lien Credit Facility contains certain customary representations and warranties, affirmative covenants and events of default, including failure to pay principal, interest or fees, material inaccuracy of representations and warranties, violations of covenants, certain bankruptcy and insolvency events, certain ERISA events, certain events related to our FCC licenses, a change of control, cross-defaults to other debt and material judgments.

(9)	Non-interest Bearing Promissory Note due 2009, net

Mega Media partially financed the acquisition of certain assets used in, or related to, the operation of MEGA TV by entering into a 34-month secured non-interest bearing promissory note due 2009, in the principal amount of $18.5 million, to and made in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC. The promissory note is a non-interest bearing note provided that the balance is paid by January 2, 2009. Subsequent to the due date, the promissory note will bear an interest rate of 10% annually. This promissory note is guaranteed by us and secured by the assets acquired in the transaction as discussed in Note 3. We discounted the promissory note using an effective interest rate of approximately 8.25%, which had a present value at closing of approximately $14.8 million. The discount is being amortized over the life of the promissory note using the effective interest method.

(10)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at 6.25%, commencing June 1992. See notes 13 and 16	$492	567
Less current portion	(79)	(75)

	$413	492

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The scheduled maturities of other long-term debt are as follows at December 31, 2006 (in thousands):

Fiscal year ending December 31:
2007	$79
2008	84
2009	90
2010	96
2011	102
Thereafter	41

$492

(11)	10 3/4% Series A and B Cumulative Exchangeable Redeemable Preferred Stock

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

On February 18, 2004, we commenced an offer to exchange registered shares of our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the Series B Preferred Stock) for any and all shares of our outstanding unregistered Series A Preferred Stock. Our registration statement on Form S-4, which registered the Series B Preferred Stock and the 10 3/4% subordinated exchange notes due 2013 that may be issued by us in exchange for the Series B Preferred Stock under certain circumstances, was declared effective by the SEC on February 13, 2004. The exchange offer expired on March 26, 2004, with full participation in the exchange offer by all holders of our Series A Preferred Stock. On April 5, 2004, we completed the exchange offer and exchanged 76,702,083 shares of our Series B Preferred Stock for all of our then outstanding shares of Series A Preferred Stock.

We have the option on or after October 15, 2008, to redeem all or some of the registered Series B Preferred Stock for cash on October 15, 2008 at 105.375%, October 15, 2009 at 103.583%, October 15, 2010 at 101.792 and October 15, 2011 and thereafter at 100%, plus accumulated and unpaid dividends to the redemption date. On October 15, 2013, each holder of Series B Preferred Stock will have the right to require us to redeem all or a portion of such holder’s Series B Preferred Stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends.

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

As of December 31, 2005 and 2004, we have increased the carrying amount of the Series B Preferred Stock by approximately $5.0 million and $8.5 million, respectively, for stock dividends, which were calculated using the effective interest method. In addition, for the fiscal years ended December 31, 2006 and 2005, we paid cash dividends of approximately $9.7 million and $2.4 million and as of December 31, 2006 and 2005, we had accrued dividends of approximately $2.0 million of which were paid in cash in January 2007 and 2006, respectively.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(12)	Stockholders’ Equity

(a)	Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity Media Corporation (Infinity), Infinity Broadcasting Corporation of San Francisco (Infinity SF) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (SBS Bay Area), we issued to Infinity (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.002 par value per share (the Series C preferred stock), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the Warrant).

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

The rights of the holders of shares of Class A common stock and Class B common stock are identical, except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon the transfer to a person or entity which is not a permitted transferee. Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the Series B preferred stock) and on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(c)	Warrants

In connection with the merger agreement with Infinity, as discussed in Notes 3(b) and 12(a), we have a warrant outstanding to ultimately purchase an aggregate of 3,800,000 shares of our Class A common stock, which expires on December 23, 2008.

In connection with the purchase of radio station KXOL-FM, serving our Los Angeles market, during fiscal year 2003 we issued seven warrants, each exercisable for 100,000 shares (an aggregate of 700,000 shares), of our Class A common stock at various exercise prices. During the fiscal year ended December 31, 2006, all of the warrants expired unexercised.

(d)	Share-Based Payment Plans

2006 Omnibus Equity Compensation Plan

On July 16 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights (SARs), (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 3,500,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Class A common stock with respect to grants of stock units, stock awards and other stock-based awards that may be made to any individual during a calendar year is also 1,000,000 shares, subject to adjustments. As of December 31, 2006, we have not issued any grants under the Omnibus Plan.

1999 Stock Option Plans

In September 1999, we adopted an employee incentive stock option plan (the 1999 ISO Plan) and a non-employee director stock option plan (the 1999 NQ Plan). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expires 10 years from the date of grant.

Impact of the Adoption of SFAS No. 123(R) “Share-Based Payment‘

We adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the fiscal year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

the fiscal year ended December 31, 2006 have been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

The impact on our results of operations of recording stock-based compensation for the fiscal year ended December 31, 2006 was as follows (in thousands):

2006

Engineering and programming expenses	$762
Selling, general administrative expenses	275
Corporate expenses	942

Total stock-based compensation expense	1,979

Reduction of income from continuing operations before income taxes	$1,979

Reduction of net income	$1,979

Reduction of basic and diluted net income per common share:	$0.03

As of December 31, 2006, there was $2.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted-average period of approximately 1 1/2 years.

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the fiscal years 2006 and 2005, no stock options were exercised; therefore, no cash payments were received. During the fiscal year 2004, we received cash of $0.6 million for stock options that were exercised. During the fiscal year 2004, no tax benefit was realized from those stock options exercised. In addition, during the fiscal year 2006, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted to employees during the fiscal years ended December 31, 2006, 2005 and 2004 were $3.26, $4.60 and $7.37, respectively. The following weighted average assumptions were used for each respective period:

	2006	2005	2004

Expected term	7 years	5 years	7 years
Dividends to common stockholders	None	None	None
Risk-free interest rate	4.65%	4.25%	3.56%
Expected volatility	65%	69%	77%

Our computation of expected volatility for the fiscal year ended December 31, 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected term in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-Based Payment Award Activity

A summary of the status of our stock options, as of December 31, 2006, 2005 and 2004, and changes during the fiscal years ended December 31, 2006, 2005 and 2004, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)

Outstanding at December 31, 2003	2,351	$13.05
Granted	993	10.12
Exercised	(89)	6.53
Forfeited	(242)	12.99

Outstanding at December 31, 2004	3,013	12.28
Granted	379	7.54
Exercised	—	—
Forfeited	(453)	13.14

Outstanding at December 31, 2005	2,939	11.54
Granted	100	4.79
Exercised	—	—
Forfeited	(10)	8.21

Outstanding at December 31, 2006	3,029	$11.33	$—	5.8

Exercisable at December 31, 2006	2,552	$11.71	$—	5.5

During the fiscal years 2006 and 2005, no stock options were exercised. The total intrinsic value of stock options exercised during fiscal year 2004 was $0.3 million.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2006 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price

$ 0 - 4.99	200	—	$4.80	6.9	200	$4.80
5 - 9.99	1,454	381	8.70	6.7	1,454	8.67
10 - 14.99	172	96	10.95	7.3	172	10.91
15 - 19.99	16	—	15.48	0.2	16	15.48
20 - 24.99	710	—	20.00	2.8	710	20.00

	2,552	477	11.33	5.8	2,552	11.71

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS No. 123(R) was not reflected in our results of operations for the fiscal year ended December 31, 2005 and 2004 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma information for the fiscal year ended December 31, 2005 and 2004 was as follows (in thousands, except per share amounts):

	Fiscal Year Ended December 31,
	2005	2004

Net (loss) income applicable to common stockholders:
As reported	$(44,719)	8,013
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,940)	(5,379)

Pro forma net (loss) income applicable to common stockholders	$(47,659)	2,634

Basic and diluted net (loss) income per common share:
As reported	$(0.62)	0.13

Pro forma	$(0.66)	0.04

(13)  Commitments

(a)	Leases

We occupy a building under a capital lease agreement with our Chairman Emeritus and Chief Executive Officer expiring in June 2012. The amount capitalized under this lease agreement and included in property and equipment at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005

Building under capital lease	$1,230	1,230
Less accumulated depreciation	(897)	(835)

	$333	395

We lease office space and facilities and certain equipment under operating leases, some of which are with related parties (see Note 16), that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

At December 31, 2006, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	Lease	Lease

Fiscal year ending December 31:
2007	$149	6,018
2008	149	4,141
2009	149	3,897
2010	149	3,811
2011	149	3,749
Thereafter	62	17,304

Total minimum lease payments	807	$38,920

Less executory costs	(222)

	585
Less interest at 6.25%	(93)

Present value of minimum lease payments	$492

Total rent expense for the fiscal years ended December 31, 2006, 2005 and 2004 amounted to $7.8 million, $3.9 million and $3.1 million, respectively.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2016. The future minimum rental income to be received under these agreements as of December 31, 2006 is as follows (in thousands):

Fiscal year ending December 31:
2007	$569
2008	585
2009	606
2010	613
2011	448
Thereafter	896

$3,717

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(b)	Employment and Service Agreements

At December 31, 2006, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2012. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December 31:
2007	$16,527
2008	12,616
2009	5,242
2010	1,338
2011	439
Thereafter	27

$36,189

Included in the future payments schedule is our Chief Executive Officer’s (CEO) employment agreement expiring on December 31, 2007. The agreement provides for an annual base salary of not less than $1.0 million, and a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any fiscal year, including acquired stations on a pro forma basis.

Under the terms of the agreement, the board of directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus. The total cash bonus awarded to our CEO for fiscal years ended December 31, 2006, 2005 and 2004 was approximately $0.7 million, $1.0 million and $1.0 million, respectively, of which $0.7 million and $1.0 million is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(d)	Other Commitments

At December 31, 2006, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others. Future payments under such commitments are as follows (in thousands):

Fiscal year ending December 31:
2007	$7,650
2008	7,260
2009	7,775
2010	5,423
2011	105
Thereafter	—

$28,213

(14)  Income Taxes

The components of the provision for income tax expense included in the consolidated statements of operations are as follows for the fiscal years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Current:
Federal	$—	195	154
State	307	(444)	375
Foreign	175	175	175

	482	(74)	704

Deferred:
Federal	8,988	13,343	13,817
State	1,675	3,765	1,974

	10,663	17,108	15,791

Total for continuing operations	11,145	17,034	16,495
Discontinued operations	—	—	(14)

Total income tax expense	$11,145	17,034	16,481

For fiscal year ended December 31, 2006, no net operating loss carry-forwards were utilized. For fiscal year ended December 31, 2005, approximately $1.1 million net operating losses were utilized. For fiscal year ended December 31, 2004, approximately $16.6 million net operating losses were utilized as a result of income from discontinued operations.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred tax assets:
Federal and state net operating loss carryforwards	$50,939	47,619
Foreign net operating loss carryforwards	10,335	8,660
Allowance for doubtful accounts	2,263	2,621
Unearned revenue	164	107
AMT credit	1,186	1,155
Fixed assets	—	111
Stock-based programming expense	—	1,199
Deposit on sale of stations	—	22,404
Other	2,533	2,177

	67,420	86,053
Less valuation allowance	(62,247)	(82,071)

Deferred tax asset	5,173	3,982

Deferred tax liabilities:
Fixed assets	99	—
Amortization of FCC licenses	154,868	145,649
Interest accretion and other	703	3,518
Derivative instrument	3,186	2,827
Less deferred tax liability included in assets held for sale	—	(3,849)

Deferred tax liability	158,856	148,145

Net deferred tax liability	$153,683	144,163

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal years ended December 31, 2006, 2005 and 2004, as a result of the following:

	2006	2005	2004

Computed “expected” tax expense (benefit)	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	6.6	(1.6)	7.5
Foreign taxes	0.3	1.0	1.1
Current year change in valuation allowance	(28.5)	115.3	52.6
Non-deductible expenses	0.9	1.6	1.7
Change in effective rate	2.5	12.1	—
Other	1.5	—	4.5

	18.3%	93.4%	102.4%

The valuation allowance for deferred tax assets decreased by $19.8 million during the fiscal year ended December 31, 2006 and increased by $12.8 million during the fiscal year ended December 31, 2005. The change in the valuation allowance reflected in the rate reconciliation reflects only the change relating to

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

continuing operations. As a result of adopting SFAS No. 142 on December 31, 2001, amortization of intangible assets ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets would occur within our net operating loss carry-forward period.

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

At December 31, 2006, we have federal and state net operating loss carry-forwards of approximately $129.3 million and $82.8 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2008 through 2026.

In addition, at December 31, 2006, we have foreign net operating loss carry-forwards of approximately $26.5 million available to offset future taxable income expiring from the years 2007 through 2013.

(15)  Contingencies

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

On March 19, 2002, the Environmental Quality Board, Mayagüez, Puerto Rico Regional Office, or EQB, inspected our transmitter site in Maricao, Puerto Rico. Based on the inspection, EQB issued a letter to us on March 26, 2002 noting the following potential violations: (1) alleged violation of EQB’s Regulation for the Control of Underground Injection through construction and operation of a septic tank (for sanitary use only) at each of the two antenna towers without the required permits, (2) alleged violation of EQB’s Regulation for the Control of Atmospheric Pollution through construction and operation of an emergency generator of more than 10hp at each transmitter tower without the required permits and (3) alleged failure to show upon request an EQB approved emergency plan detailing preventative measures and post-event steps that we will take in the event of an oil spill. We received the emergency plan approval and the emergency generator permit approval on April 30, 2003 and August 14, 2003, respectively. To date, no penalties or other sanctions have been imposed against us relating to these matters. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts were accrued in the consolidated financial statements related to this contingency.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

FCC Licenses Matters

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

(16)  Related-Party Transactions

Our corporate headquarters are located in office space owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly owned by our Chief Executive Officer. Since November 1, 2000, we have leased our office space under a ten year lease, with the right to renew for two consecutive five year terms (as amended, the Lease).

On March 7, 2006, we entered into a third amendment to the Lease providing for the expansion of our office space at our corporate headquarters. We previously entered into a second amendment to the Lease, effective as of December 1, 2004, which extended the term of the Lease to April 30, 2015 and further expanded the office space leased. The additional office space is used for the operation of our Miami broadcasting stations and corporate offices. We currently pay a monthly rent of approximately $0.2 million for all the space leased under the Lease.

We also occupy a building that hosts part of our Miami radio station operations under a capital lease agreement, which is owned by our Chairman Emeritus and Chief Executive Officer (see Note 13(a)). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

During fiscal years ended December 31, 2006, 2005 and 2004, one of our members of the board of directors was a partner in a law firm that provides legal services to us, for which we paid the law firm approximately $2.3 million, $5.0 million and $4.1 million, respectively. We had outstanding payables to the law firm for approximately $0.6 million and $0.5 million as of December 31, 2006 and 2005, respectively.

(17)	Litigation

From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial position.

Wolf, et al., Litigation

On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the Southern District of New York) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

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

On February 15, 2005, the Southern District of New York granted preliminary approval to the proposed settlement agreement, subject to a narrowing of the proposed bar on underwriter and non-settling defendant claims against the issuer defendants to cover only contribution claims. The Court directed the parties to submit revised settlement documents consistent with its opinion and scheduled a conference for March 18, 2005 in order to (a) make final determinations as to the form, substance and program of notice and (b) schedule a Rule 23 fairness hearing. Pursuant to the Court’s request, on May 2, 2005 the parties submitted an Amendment to Stipulation and Agreement of Settlement with Defendant Issuers and Individuals (the Amendment). Our Board of Directors approved the Amendment on May 4, 2005 and it has since received unanimous approval from all the non-bankrupt issuers. On August 31, 2005, the Court issued an order of preliminary approval, reciting that the Amendment had been entered into by the parties to the Issuers’ Settlement Stipulation.

On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the District Court’s October 13, 2004 order granting a motion for class certification in six “focus cases” out of the more than 300 consolidated class actions, holding that Plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On December 14, 2006, the Court held a conference with all counsel in the IPO cases to consider the impact of the Second Circuit’s reversal of class certification on these cases, including whether a class can be certified for settlement purposes when it cannot otherwise be certified for litigation purposes. The Court determined to defer deciding the motion for final approval of the Issuers’ Settlement until further word from the Second Circuit about whether or not it will want to consider rehearing. At that time, the Court will invite further submissions on how to proceed with the Issuers’ Settlement. On January 5, 2007, Plaintiffs filed a petition with the Second Circuit for a rehearing or rehearing en banc.

Amigo Broadcasting Litigation

On December 5, 2003, Amigo Broadcasting, L.P. (Amigo) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the Court), against us, Raul Bernal (Bernal) and Joaquin Garza (Garza), two of our former employees. Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that we (1) misappropriated Amigo’s proprietary interests by broadcasting the

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

characters and concepts portrayed by the Bernal and Garza radio show (the Property), (2) wrongfully converted the Property to our own use and benefit, (3) induced Bernal and Garza to breach their employment agreements with Amigo, (4) used and continued to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with us and our syndicators, (5) invaded Amigo’s privacy by misappropriating the names and likenesses of Bernal and Garza, and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $3.0 million.

On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the District Court) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted mediation but were unable to reach a settlement. The case was thereafter tried before a jury the week of May 1, 2006. At the close of plaintiff’s evidence, defendants presented a motion for judgment as a matter of law and the motion was granted on all counts. The District Court entered judgment for the defendants, Garza, Bernal and us. On June 2, 2006, Plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals. The time for filing of their brief expires on March 15, 2007 and to date the brief has not been filed, so we are unable to identify the specific basis for the appeal. Based on the existing circumstances, we believe that it is unlikely that the appeal will result in a material adverse outcome to us.

(18)  New Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or fiscal year 2008 for us. We are currently evaluating the impact that SFAS No. 157 may have on our consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires us to evaluate uncorrected misstatements under the dual method. Under the dual method we must evaluate uncorrected misstatements under both the iron curtain (balance sheet) method and the rollover (income statement) method. We had historically used the rollover method. SAB 108 permits us to adjust for the cumulative effect of misstatements related to prior years, previously deemed to be immaterial under our method of evaluating uncorrected misstatements, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings (accumulated deficit) in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented. This adjustment does not require reports previously filed with the SEC to be amended.

Effective December 31, 2006, we have adopted SAB 108. Upon the initial adoption of SAB 108, we have reduced our accumulated deficit as of January 1, 2006 by $5.2 million for a historical misstatement in deferred income taxes. This adjustment relates to a historical misstatement in deferred income taxes relating to the full valuation allowance we recorded on our net operating losses upon the adoption of SFAS No. 142 in the first quarter of 2002 that did not exclude amounts that were already fully reserved. The excess deferred tax liability related to this misstatement was included within other long-term liabilities on our consolidated balance sheet as of December 31, 2005. Based on our approach for assessing uncorrected misstatements, prior to the adoption of SAB 108, we have concluded that these amounts were immaterial to prior periods but material under the dual method.

(19)  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2006 (in thousands, except per share data):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Net revenue from continuing operations	$37,775	48,841	45,891	44,424
Income (loss) from continuing operations before discontinued operations	53,541	2,431	843	(6,945)
Discontinued operations, net of tax	—	—	—	—

Net income (loss)	53,541	2,431	843	(6,945)
Dividends on preferred stock	(2,417)	(2,417)	(2,417)	(2,417)

Net income (loss) applicable to common stockholders	$51,124	14	(1,574)	(9,362)

Basic and diluted income (loss) per common share before discontinued operations	$0.71	—	(0.02)	(0.13)
Discontinued operations per share	—	—	—	—

Basic and diluted income (loss) per common share	$0.71	—	(0.02)	(0.13)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2005 (in thousands, except per share data):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Net revenue from continuing operations	$35,339	44,575	43,047	46,871
Income (loss) from continuing operations before discontinued operations	41	122	(33,039)	(2,386)
Discontinued operations, net of tax	(2)	(1)	3	(8)

Net income (loss)	39	121	(33,036)	(2,394)
Dividends on preferred stock	(2,282)	(2,343)	(2,406)	(2,418)

Net loss applicable to common stockholders	$(2,243)	(2,222)	(35,442)	(4,812)

Basic and diluted loss per common share before discontinued operations	$(0.03)	(0.03)	(0.49)	(0.07)
Discontinued operations per share	—	—	—	—

Basic and diluted loss per common share	$(0.03)	(0.03)	(0.49)	(0.07)

(20)  Segment Data

Due to the recent commencement of our television operation, we are now reporting two operating segments, radio and television. The following summary table presents separate financial data for each of our operating segments. The accounting polices applied to determine the segment information are generally the same as those described in the summary of significant accounting polices (see Note 2(t)). We began evaluating

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

the performance of our operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Fiscal years ended
	2006	2005
	(In thousands)
Net revenue:
Radio	$172,081	169,832
Television	4,850	—

Consolidated	$176,931	169,832

Engineering and programming expense:
Radio	$33,798	32,098
Television	16,882	1,949

Consolidated	$50,680	34,047

Selling, general and administrative:
Radio	$66,383	67,875
Television	8,041	1,240

Consolidated	$74,424	69,115

Operating income (loss) before depreciation and amortization and loss (gain) on sales of assets, net:
Radio	$71,900	69,859
Television	(20,073)	(3,189)
Corporate	(14,440)	(14,359)

Consolidated	$37,387	52,311

Depreciation and amortization:
Radio	$2,637	2,343
Television	355	81
Corporate	999	1,023

Consolidated	$3,991	3,447

Operating income (loss):
Radio	$120,058	66,871
Television	(20,428)	(3,270)
Corporate	(15,439)	(15,382)

Consolidated	$84,191	48,219

Capital expenditures:
Radio	$4,387	2,562
Television	2,948	1,326
Corporate	1,246	596

Consolidated	$8,581	4,484

	December 31
	2006	2005
Total assets:
Radio	$880,364	1,010,020
Television	49,376	3,197

Consolidated	$929,740	1,013,217

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(21)  Subsequent Events

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the Purchase Agreement). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the Property). The Property was acquired from 7007 Palmetto Investments, LLC (Seller), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2006, pursuant to the terms of the Purchase Agreement, we made deposits totaling $1.0 million in escrow that were released at the closing and was applied to the purchase price. At December 31, 2006, these deposits were included in other assets in the accompanying consolidated balance sheets. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

In connection with the acquisition of the Property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the Loan Agreement), a ten-year promissory note in the original principal amount of $7.7 million (the Promissory Note), and a Mortgage, Assignment of Rents and Security Agreement (the Mortgage) in favor of Wachovia Bank, National Association (Wachovia). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the Property and any related collateral.

The terms of the loan include certain restrictions and covenants for SBS Miami Broadcast Center, which limit, among other things, the incurrence of additional indebtedness and liens. The Loan Agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default and expiration of any applicable cure periods, Wachovia may accelerate the loan and declare all amounts outstanding to be immediately due and payable.

Additionally, on January 4, 2007, SBS Miami Broadcast Center entered into an interest rate swap arrangement (the Swap Agreement) for the original notional principal amount of $7.7 million whereby it will pay a fixed interest rate of 6.31% as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points on the Note. The interest rate swap amortization schedule is identical to the Promissory Note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017.

In connection with the acquisition of the property, we agreed to unconditionally guaranty all obligations of SBS Miami Broadcast Center pursuant to the Promissory Note, the Loan Agreement, the Mortgage, the loan documents thereto, and the Swap Agreement, for the benefit of Wachovia and its affiliates (the Guaranty). In addition, the terms of the Guaranty contain certain financial covenants, which require us to maintain available liquidity of not less than 1.2 times the then outstanding principal balance of the loan made to SBS Miami Broadcast Center by Wachovia.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Financial Statement Schedule — Valuation and Qualifying Accounts
Years ended December 31, 2006, 2005 and 2004

		Charged	Charged
	Balance	to Cost	to Other		Balance at
Description	Beginning of Year	and Expense	Accounts(1)	Deductions(2)	End of Year
	(In thousands)

Fiscal year ended December 31, 2006:
Allowance for doubtful accounts	$3,832	1,443	—	892	4,383
Valuation allowance on deferred taxes	82,071	(17,384)	(2,440)	—	62,247
Fiscal year ended December 31, 2005:
Allowance for doubtful accounts	3,440	1,046	—	654	3,832
Valuation allowance on deferred taxes	69,282	21,017	(8,228)	—	82,071
Fiscal year ended December 31, 2004:
Allowance for doubtful accounts	2,898	1,458	—	916	3,440
Valuation allowance on deferred taxes	73,533	(4,251)	—	—	69,282

(1)	True-up to tax returns of deferred tax accounts.

(2)	Cash write-offs, net of recoveries.

See accompanying independent auditors’ report.

(b)	Exhibits:

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

Exhibit Number			Exhibit Description

4.9		—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10		—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11		—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).
4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1		—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10	.2*	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10	.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10	.4*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).
10.5		—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.6		—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.7		—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.8		—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.9		—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.10		—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.11		—	Agreement of Lease dated as of March 1, 1996 No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10.12		—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).

Exhibit Number			Exhibit Description

10.13		—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).
10.14		—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).
10	.15*	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10.16		—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10	.17*	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10	.18*	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.19		—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10	.20*	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.21		—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”)).
10.22		—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).
10	.23*	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).
10.24		—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).
10.25		—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.26		—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.27		—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.28		—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).
10.29		—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).

Exhibit Number			Exhibit Description

10.30		—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).
10.31		—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).
10.32		—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).
10.33		—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).
10.34		—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).
10.35		—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10	.36*	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10	.37*	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.38		—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.39		—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee, and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.40		—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.41		—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10	.42*	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.43		—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision — Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

Exhibit Number			Exhibit Description

10.44		—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.45*	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.46*	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.47*	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.48		—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).
10.49		—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.50		—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).
10.51		—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the “5/15/03 Quarterly Report”)).
10.52		—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report)
10.53		—	Warrant dated May 31, 2003 by the Company in favor of International Churchof the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the “8/13/03 Quarterly Report”)).
10.54		—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.55		—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.56		—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.57		—	Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 9, 2003).
10.58		—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.59		—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).

Exhibit Number			Exhibit Description

10.60		—	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 11/14/03 Quarterly Report).
10.61		—	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.4 of the Company’s 11/14/03 Quarterly Report).
10.62		—	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).
10.63		—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.6 of the Company’s 11/14/03 Quarterly Report).
10.64		—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).
10.65		—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10	.66*	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10	.67*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the “2004 Form 10-K”)).
10	.68*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).
10	.69*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).
10	.70*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).
10	.71*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).
10	.72*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).
10	.73*	—	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the “5/10/04 Quarterly Report”)).
10	.74*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).

Exhibit Number			Exhibit Description

10.75		—	Amendment dated as of April 15, 2004, to the Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.3 of the Company’s 5/10/04 Quarterly Report).
10.76		—	Time Brokerage Agreement dated as of April 15, 2004 between KPTI Licensing, Inc., and Spanish Broadcasting System-San Francisco, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.4 of the Company’s 5/10/04 Quarterly Report).
10	.77*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the “8/9/04 Quarterly Report”)).
10	.78*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).
10.79		—	Asset Purchase Agreement dated as of July 26, 2004 between Newsweb Corporation and Spanish Broadcasting System of Illinois, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 8/9/04 Quarterly Report).
10.80		—	Asset Purchase Agreement dated as of August 17, 2004 between Styles Media Group, LLC and Spanish Broadcasting System Southwest, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed August 23, 2004).
10.81		—	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.82		—	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.83		—	Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.84		—	Time Brokerage Agreement dated as of August 17, 2004 between Spanish Broadcasting System Southwest, Inc. and Styles Media Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on November 9, 2004).
10.85		—	Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10.86		—	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10	.87*	—	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.88		—	Amendment to Asset Purchase Agreement, dated March 30, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting Southwest, Inc. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 5, 2005).

Exhibit Number			Exhibit Description

10.89		—	First Lien Credit Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.90		—	Second Lien Term Loan Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.91		—	First Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.92		—	Second Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.93		—	Intercreditor Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10	.94*	—	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.95		—	Asset Purchase Agreement, dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10.96		—	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10	.97*	—	Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, between Spanish Broadcasting System, Inc. and Marko Radlovic.
10.98		—	Second Amendment to Asset Purchase Agreement, dated as of July 29, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting System Southwest, Inc., and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed August 2, 2005).
10.99		—	Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).
10.100		—	Security Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Licensing, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.101		—	Pledge Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 6, 2006).

Exhibit Number			Exhibit Description

10.102		—	Secured Promissory Note, dated March 1, 2006, made by Spanish Broadcasting System, Inc., Mega Media Holdings, Inc. and WDLP Licensing, Inc. in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, in the principal amount of $18,500,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10	.103*	—	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).
10	.104*	—	Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson-Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).
10	.105*	—	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).
10.106		—	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed on October 30, 2006 (the “10/30/06 Current Report”)).
10.107		—	Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company’s 10/30/06 Current Report).
10.108		—	Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 10/30/06 Current Report).
10.109		—	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”) (incorporated by reference to Exhibit 10.4 of the Company’s 10/30/06 Current Report).
10.110		—	Lease dated October 25, 2006, by and between the 7007 Palmetto Investments, LLC and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 10/30/06 Current Report).
10.111		—	Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association (“Wachovia”) and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2006 (the “1/10/06 Current Report”)).
10.112		—	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia (incorporated by reference to Exhibit 10.2 of the Company’s 1/10/06 Current Report).
10.113		—	Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.3 of the Company’s 1/10/06 Current Report).
10.114		—	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).
10.115		—	Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
21.1		—	List of Subsidiaries of the Company.
23.1		—	Consent of KPMG LLP.
24.1		—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

Exhibit Number			Exhibit Description

31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of November 2, 1999 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
99.2		—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of June 8, 2001 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2007.

Signature

/s/ Raúl Alarcón Jr. Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)

/s/ Joseph A. García Joseph A. García	Executive Vice President, Chief Financial Officer, and Secretary (principal financial and accounting officer)

/s/ Pablo Raúl Alarcón, Sr. Pablo Raúl Alarcón, Sr.	Director

/s/ Dan Mason Dan Mason	Director

/s/ Antonio S. Fernandez Antonio S. Fernandez	Director

/s/ Jose A. Villamil Jose A. Villamil	Director

/s/ Jason L. Shrinsky Jason L. Shrinsky	Director

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

Exhibit
Number			Exhibit Description

4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1		—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10	.2*	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10	.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10	.4*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).
10.5		—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.6		—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.7		—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.8		—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.9		—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.10		—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.11		—	Agreement of Lease dated as of March 1, 1996 No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10.12		—	Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to Exhibit 10.62 of the Company’s Registration Statement on Form S-4 (Commission File No. 333-26295)).
10.13		—	Amendment No. 1 dated as of September 29, 1997 to the Asset Purchase Agreement dated as of July 2, 1997, by and between Spanish Broadcasting System, Inc. (New Jersey), Spanish Broadcasting System of California, Inc., Spanish Broadcasting System of Florida, Inc., Spanish Broadcasting System, Inc., and One-on-One Sports, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1, dated January 21, 1999 (Commission File No. 333-29449)).
10.14		—	Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (“Landlord”) and Spanish Broadcasting System, Inc. (“Tenant”) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).
10	.15*	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

Exhibit
Number			Exhibit Description

10.16		—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10	.17*	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10	.18*	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.19		—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10	.20*	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.21		—	Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the “2000 Form 10-K”)).
10.22		—	Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).
10	.23*	—	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).
10.24		—	Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).
10.25		—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.26		—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.27		—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.28		—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (“5/9/01 Quarterly Report”)).
10.29		—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).
10.30		—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).
10.31		—	Radio Network Affiliation Agreement, dated April 5, 2001, between Clear Channel Broadcasting, Inc. and SBS of San Francisco, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 5/9/01 Quarterly Report).
10.32		—	First Amendment to Credit Agreement, dated as of March 5, 2001, by and among the Company, the lenders party to the Credit Agreement dated as of July 6, 2000 and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s 5/9/01 Quarterly Report).
10.33		—	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

Exhibit
Number			Exhibit Description

10.34		—	Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).
10.35		—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10	.36*	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10	.37*	—	Form of Stock Option Agreement dated as of October 29, 2001 between Spanish Broadcasting System, Inc. and Carl Parmer (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.38		—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.39		—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee, and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.40		—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.41		—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10	.42*	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10.43		—	Asset Purchase Agreement dated June 4, 2002 by and among the Company, KTCY Licensing, Inc. and Entravision — Texas Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10.44		—	Time Brokerage Agreement dated as of June 4, 2002 between KTCY Licensing, Inc. as Licensee and Entravision Communications Corporation as Programmer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.45*	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.46*	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.47*	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.48		—	Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the “2003 Form 10-K”)).

Exhibit
Number		Exhibit Description

10.49	—	Time Brokerage Agreement dated as of December 31, 2002 between Big City Radio-CHI, L.L.C. as Licensee and Spanish Broadcasting System of Illinois, Inc. as Programmer (incorporated by reference to Exhibit 10.60 to the Company’s 2003 Form 10-K).
10.50	—	Guaranty Agreement dated as of December 31, 2002 by the Company in favor of Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.61 to the Company’s 2003 Form 10-K).
10.51	—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the “5/15/03 Quarterly Report”)).
10.52	—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.53	—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the “8/13/03 Quarterly Report”)).
10.54	—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.55	—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.56	—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.57	—	Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 9, 2003).
10.58	—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.59	—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.60	—	Credit Agreement between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 11/14/03 Quarterly Report).
10.61	—	Guarantee and Collateral Agreement between the Company and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.4 of the Company’s 11/14/03 Quarterly Report).
10.62	—	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).
10.63	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.6 of the Company’s 11/14/03 Quarterly Report).
10.64	—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).

Exhibit
Number			Exhibit Description

10.65		—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10	.66*	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10	.67*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the “2004 Form 10-K”)).
10	.68*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).
10	.69*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).
10	.70*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).
10	.71*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).
10	.72*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).
10	.73*	—	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the “5/10/04 Quarterly Report”)).
10	.74*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).
10.75		—	Amendment dated as of April 15, 2004, to the Asset Purchase Agreement dated as of October 2, 2003 between Spanish Broadcasting System, Inc., Spanish Broadcasting System-San Francisco, Inc., KPTI Licensing, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.3 of the Company’s 5/10/04 Quarterly Report).
10.76		—	Time Brokerage Agreement dated as of April 15, 2004 between KPTI Licensing, Inc., and Spanish Broadcasting System-San Francisco, Inc. and 3 Point Media-San Francisco, LLC (incorporated by reference to Exhibit 10.4 of the Company’s 5/10/04 Quarterly Report).
10	.77*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the “8/9/04 Quarterly Report”)).
10	.78*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).
10.79		—	Asset Purchase Agreement dated as of July 26, 2004 between Newsweb Corporation and Spanish Broadcasting System of Illinois, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 8/9/04 Quarterly Report).
10.80		—	Asset Purchase Agreement dated as of August 17, 2004 between Styles Media Group, LLC and Spanish Broadcasting System Southwest, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed August 23, 2004).

Exhibit
Number			Exhibit Description

10.81		—	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.82		—	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.83		—	Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.84		—	Time Brokerage Agreement dated as of August 17, 2004 between Spanish Broadcasting System Southwest, Inc. and Styles Media Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on November 9, 2004).
10.85		—	Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10.86		—	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10	.87*	—	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.88		—	Amendment to Asset Purchase Agreement, dated March 30, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting Southwest, Inc. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 5, 2005).
10.89		—	First Lien Credit Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.90		—	Second Lien Term Loan Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.91		—	First Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.92		—	Second Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.93		—	Intercreditor Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10	.94*	—	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.95		—	Asset Purchase Agreement, dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).

Exhibit
Number			Exhibit Description

10.96		—	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10	.97*	—	Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, between Spanish Broadcasting System, Inc. and Marko Radlovic.
10.98		—	Second Amendment to Asset Purchase Agreement, dated as of July 29, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting System Southwest, Inc., and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed August 2, 2005).
10.99		—	Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).
10.100		—	Security Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Licensing, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.101		—	Pledge Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.102		—	Secured Promissory Note, dated March 1, 2006, made by Spanish Broadcasting System, Inc., Mega Media Holdings, Inc. and WDLP Licensing, Inc. in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, in the principal amount of $18,500,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10	.103*	—	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).
10	.104*	—	Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson-Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).
10	.105*	—	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).
10.106		—	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed on October 30, 2006 (the “10/30/06 Current Report”)).
10.107		—	Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company’s 10/30/06 Current Report).
10.108		—	Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 10/30/06 Current Report).
10.109		—	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”) (incorporated by reference to Exhibit 10.4 of the Company’s 10/30/06 Current Report).
10.110		—	Lease dated October 25, 2006, by and between the 7007 Palmetto Investments, LLC and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 10/30/06 Current Report).

Exhibit
Number			Exhibit Description

10.111		—	Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association (“Wachovia”) and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2006 (the “1/10/06 Current Report”)).
10.112		—	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia (incorporated by reference to Exhibit 10.2 of the Company’s 1/10/06 Current Report).
10.113		—	Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.3 of the Company’s 1/10/06 Current Report).
10.114		—	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).
10.115		—	Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
21.1		—	List of Subsidiaries of the Company.
23.1		—	Consent of KPMG LLP.
24.1		—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of November 2, 1999 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
99.2		—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of June 8, 2001 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).