Form 10-Q
period 2007-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2007-05-10
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2007, 40,277,805 shares of Class A common stock, par value $0.0001 per share, 24,503,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

INDEX

		Page

	PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Unaudited Condensed Consolidated Statements of Operations for the Three-Months Ended March 31, 2007 and 2006	4
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Three-Months Ended March 31, 2007	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three-Months Ended March 31, 2007 and 2006	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4.	Controls and Procedures	19
	PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors	20
ITEM 6.	Exhibits	20
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CFO
Ex-32.2 Section 906 Certification of CFO

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$64,855	66,815
Receivables, net of allowance for doubtful accounts of $4,473 in 2007 and $4,383 in 2006	29,158	32,142
Prepaid expenses and other current assets	3,310	3,460

Total current assets	97,323	102,417
Property and equipment, net of accumulated depreciation of $34,871 in 2007 and $33,751 in 2006	38,027	28,022
FCC licenses	749,864	749,864
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $115 in 2007 and $106 in 2006	1,319	1,328
Deferred financing costs, net of accumulated amortization of $2,028 in 2007 and $1,749 in 2006	5,635	5,914
Other assets	1,154	1,634
Derivative instruments	5,869	7,755

Total assets	$931,997	929,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,327	18,622
Accrued interest	300	394
Deferred commitment fee	356	375
Unearned revenue	2,366	3,882
Other liabilities	22	22
Current portion of the senior credit facilities term loan due 2012	3,250	3,250
Current portion of other long-term debt	416	79
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	25,051	28,638
Unearned revenue, less current portion	1,633	2,064
Other long-term liabilities, less current portion	160	166
Senior credit facilities term loan due 2012, less current portion	315,250	316,063
Other long-term debt, less current portion	7,827	413
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $2,396 in 2007 and $2,713 in 2006	16,104	15,787
Deferred income taxes	155,893	153,683

Total liabilities	521,918	516,814

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	89,932	89,932

Stockholders’ equity:
Series C convertible preferred stock, $0.002 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1	1
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 40,277,805 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 24,503,500 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	522,842	522,400
Accumulated other comprehensive income	5,869	7,755
Accumulated deficit	(208,571)	(207,168)

Total stockholders’ equity	320,147	322,994

Total liabilities and stockholder’s equity	$931,997	929,740

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)

Net revenue	$38,937	37,775

Operating expenses:
Engineering and programming	12,294	11,819
Selling, general and administrative	15,907	16,699
Corporate expenses	3,603	3,528
Depreciation and amortization	1,137	927

Total operating expenses	32,941	32,973
Gain on the sale of assets, net of disposal costs	—	(50,801)

Operating income	5,996	55,603
Other (expense) income:
Interest expense, net	(4,689)	(5,419)
Loss on early extinguishment of debt	—	(2,997)
Other, net	1,960	(26)

Income before income taxes	3,267	47,161
Income tax expense (benefit)	2,253	(6,380)

Net income	1,014	53,541
Dividends on Series B preferred stock	(2,417)	(2,417)

Net (loss) income applicable to common stockholders	$(1,403)	51,124

Basic and diluted net (loss) income per common share	$(0.02)	0.71

Weighted average common shares outstanding:
Basic	72,381	72,381

Diluted	72,381	72,393

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss) for the Three-Months Ended March 31, 2007

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	income	deficit	equity
				(In thousands, except share data)

Balance at December 31, 2006	380,000	$1	40,277,805	$4	24,503,500	$2	522,400	7,755	(207,168)	322,994
Stock-based compensation	—	—	—	—	—	—	442	—	—	442
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(2,417)	(2,417)
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	1,014	1,014
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	(1,886)	—	(1,886)

Comprehensive loss										(872)

Balance at March 31, 2007	380,000	$1	40,277,805	$4	24,503,500	$2	522,842	5,869	(208,571)	320,147

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three-Months Ended
	March 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$1,014	53,541
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on the sale of assets	—	(50,801)
Loss on early extinguishment of debt	—	2,997
Stock-based compensation	442	567
Depreciation and amortization	1,137	927
Net barter (income) expense	(196)	24
Provision for doubtful trade accounts receivables	436	488
Amortization of deferred financing costs	279	304
Amortization of discount on the non-interest bearing promissory note payable	317	98
Increase (decrease) in deferred income taxes	2,210	(6,215)
Decrease in unearned revenue	(1,937)	(13)
Accretion of the time-value of money component related to unearned revenue	69	24
Amortization of deferred commitment fee	(19)	(19)
Amortization of other liabilities	(6)	—
Changes in operating assets and liabilities:
Decrease in trade receivables	2,665	5,755
Decrease (increase) in other current assets	108	(684)
Increase in other assets	(555)	(56)
Decrease in accounts payable and accrued expenses	(2,134)	(3,992)
Decrease in accrued interest	(94)	(1,373)

Net cash provided by operating activities	3,736	1,572

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs	—	64,759
Purchases of property and equipment	(782)	(2,168)
Acquisition of a building and its related building improvements	(1,607)	—
Acquisition of television stations and related equipment	—	(18,496)

Net cash (used in) provided by investing activities	(2,389)	44,095

Cash flows from financing activities:
Payment of senior credit facility term loan 2012	(813)	(813)
Payment of senior credit facility term loan due 2013 (including prepayment premium of $1.0 million)	—	(101,000)
Payment of Series B preferred stock dividends	(2,417)	(2,417)
Payments of other long-term debt	(77)	(157)

Net cash used in financing activities	(3,307)	(104,387)

Net decrease in cash and cash equivalents	(1,960)	(58,720)
Cash and cash equivalents at beginning of period	66,815	125,156

Cash and cash equivalents at end of period	$64,855	66,436

Supplemental cash flows information:
Interest paid	$4,958	7,426
Income taxes paid, net	—	389
Noncash investing and financing activities:
Ten-year promissory note issued for the acquisition of a building	$7,650	—
Unrealized loss on derivative instrument	(1,886)	4,533
Unearned revenue (advertising given as consideration for acquisition of television stations)	—	5,338
Non-interest bearing promissory note payable issued for the acquisition of television stations and related equipment	—	14,778

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three-month periods ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for, the fiscal year ended December 31, 2006, included in our fiscal year end 2006 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results for a full year.

2.  Acquisition of a Facility and Related Financing

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the “Property”). The Property was acquired from 7007 Palmetto Investments, LLC (“Seller”), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2006, pursuant to the terms of the Purchase Agreement, we made deposits totaling approximately $1.0 million in escrow that were released at the closing and was applied to the purchase price. At December 31, 2006, these deposits were included in other assets in the accompanying consolidated balance sheets. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

In connection with the acquisition of the Property, on January 4, 2007, SBS Miami Broadcast Center entered into a loan agreement (the “Loan Agreement”), a ten-year promissory note in the original principal amount of $7.7 million (the “Promissory Note”), and a Mortgage, Assignment of Rents and Security Agreement (the “Mortgage”) in favor of Wachovia Bank, National Association (“Wachovia”). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the Property and any related collateral.

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

3.  Stockholders’ Equity

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

Under the terms of the certificate of designation governing the Series C preferred stock, the holder of Series C preferred stock has the right to convert each share of Series C preferred stock into twenty fully paid and non-assessable shares of our Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant is convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. To date, the Warrant has not been exercised.

In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year (or earlier if we take certain actions), Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the Securities and Exchange Commission (“SEC”) providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

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

(c) Warrant

In connection with the merger agreement with Infinity, as discussed in Note 3(a), we have a Warrant outstanding to ultimately purchase an aggregate of 3,800,000 shares of our Class A common stock, which expires on December 23, 2008.

(d) Share-based Compensation Plans

2006 Omnibus Equity Compensation Plan

On July 16, 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants can be made to participants in any of the following forms: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 3,500,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Class A common stock with respect to grants of stock units, stock awards and other stock-based awards that may be made to any individual during a calendar year is also 1,000,000 shares, subject to adjustments.

1999 Stock Option Plans

In September 1999, we adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a non-employee director stock option plan (the “1999 NQ Plan”). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expires 10 years from the date of grant.

(e) Stock-Based Compensation Expense

The impact on our results of operations of recognizing stock-based compensation for the three-month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three-Months Ended
	March 31,
	2007	2006

Engineering and programming expenses	$188	180
Selling, general and administrative expenses	36	87
Corporate expenses	218	300

Total stock-based compensation expense	$442	567

During the three-month periods ended March 31, 2007 and 2006, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Stock Options

Stock options are granted to employees or directors under our 1999 Stock Option Plans. Our stock options have various vesting schedules and are subject to the employees continuing service to SBS. We

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model and recognize the compensation expense using a straight-line amortization method (prorated). Our stock-based compensation expense is based on awards that are ultimately expected to vest. Our stock-based compensation has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

A summary of the status of our stock options, as of December 31, 2006 and March 31, 2007, and changes during the three-months ended March 31, 2007, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)

Outstanding at December 31, 2006	3,029	$11.33
Granted	—	—
Exercised	—	—
Forfeited	(46)	11.78

Outstanding at March 31, 2007	2,983	$11.32	$—	5.5

Exercisable at March 31, 2007	2,556	$11.69	$—	5.2

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007 (in thousands, except per share data):

				Weighted
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price

$ 0 – 4.99	200	–	$4.80	6.6	200	$4.80
5 – 9.99	1,454	373	8.71	6.3	1,454	8.68
10 – 14.99	192	54	10.93	6.1	192	11.01
15 – 19.99	—	—	—	—	—	—
20 – 24.99	710	—	20.00	2.6	710	20.00

	2,556	427	$11.32	5.4	2,556	$11.69

Nonvested Shares

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over three to five years and are subject to the employees continuing service to SBS. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested shares, as of December 31, 2006 and March 31, 2007, and changes during the three-months ended March 31, 2007, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)

Nonvested at December 31, 2006	—	—
Awarded	72	$4.30
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	72	$4.30

4.  Operating Segments

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments. We began evaluating the performance of our operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Three-Months Ended
	March 31,		Change
	2007	2006	$	%
	(In thousands)

Net revenue:
Radio	$36,832	37,344	(512)	-1%
Television	2,105	431	1,674	388%

Consolidated	$38,937	37,775	1,162	3%

Engineering and programming expenses:
Radio	$8,842	8,436	406	5%
Television	3,452	3,383	69	2%

Consolidated	$12,294	11,819	475	4%

Selling, general and administrative expenses:
Radio	$14,223	14,552	(329)	-2%
Television	1,684	2,147	(463)	-22%

Consolidated	$15,907	16,699	(792)	-5%

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$13,767	14,356	(589)	-4%
Television	(3,031)	(5,099)	2,068	-41%
Corporate	(3,603)	(3,528)	(75)	2%

Consolidated	$7,133	5,729	1,404	25%

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three-Months Ended
	March 31,		Change
	2007	2006	$	%
	(In thousands)

Depreciation and amortization:
Radio	$726	618	108	17%
Television	142	57	85	149%
Corporate	269	252	17	7%

Consolidated	$1,137	927	210	23%

Gain on sale of assets, net:
Radio	$—	(50,801)	50,801	-100%
Television	—	—	—	N/A
Corporate	—	—	—	N/A

Consolidated	$—	(50,801)	50,801	-100%

Operating income (loss):
Radio	$13,041	64,539	(51,498)	-80%
Television	(3,173)	(5,156)	1,983	-38%
Corporate	(3,872)	(3,780)	(92)	2%

Consolidated	$5,996	55,603	(49,607)	-89%

Capital expenditures:
Radio	$509	529	(20)	-4%
Television	1,633	1,518	115	8%
Corporate	247	121	126	104%

Consolidated	$2,389	2,168	221	10%

	March 31,	December 31,
	2007	2006

Total Assets:
Radio	$873,426	880,364
Television	58,571	49,376

Consolidated	$931,997	929,740

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Comprehensive (Loss) Income

Our total comprehensive (loss) income comprised of net income and (loss) unrealized gain on derivative instrument, for the three-months ended March 31, 2007 and 2006, respectively, was as follows (in thousands):

	Three-Months Ended
	March 31,
	2007	2006

Net income	$1,014	53,541
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(1,886)	4,533

Total comprehensive (loss) income	$(872)	58,074

6.  New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or fiscal year 2008 for us. We are currently evaluating the impact that SFAS No. 157 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 or fiscal year 2008 for us. We are currently evaluating the impact that SFAS No. 159, if elected, may have on our consolidated financial statements.

7.  Income Taxes

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2003 through 2006. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2002 through 2006. The Puerto Rico Treasury Department has recently commenced an examination of the Puerto Rico income tax returns for 2002.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by tax jurisdictions as of March 31, 2007.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and operate 20 radio stations in markets that reach approximately 51% of the U.S. Hispanic population, and two television stations, which reach approximately 1.5 million households in the South Florida market. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “MEGA TV”. As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish – English) websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the United States and Puerto Rico.

On March 1, 2006, we acquired television stations WSBS-TV (Channel 22, formerly known as WDLP-TV) and its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, serving the South Florida market. On March 1, 2006, we also launched MEGA TV, our general interest Spanish-language television operation. MEGA TV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to complement our Internet websites. We have developed approximately 70% of our programming and have commissioned other content from capable Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2007 and 2006

The following summary table presents separate financial data for each of our operating segments.

	Three-Months Ended
	March 31,		Change
	2007	2006	$	%
	(In thousands)

Net revenue:
Radio	$36,832	37,344	(512)	-1%
Television	2,105	431	1,674	388%

Consolidated	$38,937	37,775	1,162	3%

Engineering and programming expenses:
Radio	$8,842	8,436	406	5%
Television	3,452	3,383	69	2%

Consolidated	$12,294	11,819	475	4%

Selling, general and administrative expenses:
Radio	$14,223	14,552	(329)	-2%
Television	1,684	2,147	(463)	-22%

Consolidated	$15,907	16,699	(792)	-5%

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$13,767	14,356	(589)	-4%
Television	(3,031)	(5,099)	2,068	-41%
Corporate	(3,603)	(3,528)	(75)	2%

Consolidated	$7,133	5,729	1,404	25%

Depreciation and amortization:
Radio	$726	618	108	17%
Television	142	57	85	149%
Corporate	269	252	17	7%

Consolidated	$1,137	927	210	23%

Gain on sale of assets, net:
Radio	$—	(50,801)	50,801	-100%
Television	—	—	—	N/A
Corporate	—	—	—	N/A

Consolidated	$—	(50,801)	50,801	-100%

Operating income (loss):
Radio	$13,041	64,539	(51,498)	-80%
Television	(3,173)	(5,156)	1,983	-38%
Corporate	(3,872)	(3,780)	(92)	2%

Consolidated	$5,996	55,603	(49,607)	-89%

The following summary table presents a comparison of our results of operations for the three-month periods ended March 31, 2007 and 2006. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	March 31,		Change
	2007	2006	$	%
	(In thousands)

Net revenue	$38,937	37,775	1,162	3%
Engineering and programming expenses	12,294	11,819	475	4%
Selling, general and administrative expenses	15,907	16,699	(792)	-5%
Corporate expenses	3,603	3,528	75	2%
Depreciation and amortization	1,137	927	210	23%
Gain on sale of assets, net of disposal costs	—	(50,801)	50,801	100%

Operating income	$5,996	55,603	(49,607)	-89%
Interest expense, net	(4,689)	(5,419)	730	-13%
Loss on early extinguishment of debt	—	(2,997)	2,997	100%
Other income (expense), net	1,960	(26)	1,986	-7638%
Income tax expense (benefit)	2,253	(6,380)	8,633	-135%

Net income	$1,014	53,541	(52,527)	-98%

Net Revenue.  The increase in our consolidated net revenue of $1.2 million or 3% was mainly due to the net revenue growth from our television segment of $1.7 million. Our television segment revenue growth was primarily due to (a) MEGA TV establishing itself within the South Florida advertising community during the past 13 months, and (b) our quarterly results reflecting three-months of revenue compared to prior period’s results reflecting only one-month of revenue. Our radio segment had a decrease in net revenue of $0.5 million or 1%, primarily due to lower national and barter sales. The decreases in national sales occurred in our Los Angeles, Miami and Chicago markets, offset by increases in our New York and San Francisco markets. Also, throughout all of our radio markets, barter sales were flat and/or declined.

Engineering and Programming Expenses.  The increase in our consolidated engineering and programming expenses of $0.5 million or 4% was mainly due to our radio segment. Our radio segment expenses increased $0.4 million or 5%, primarily related to an increase in compensation and benefits for our radio programming personnel and music license fees. Our television segment expenses increased $0.1 million or 2%, primarily due to an increase in compensation and benefits for our television technical and production personnel.

Selling, General and Administrative Expenses.  The decrease in our consolidated selling, general and administrative expenses of $0.8 million or 5% was mainly due to our television segment. Our television segment expenses decreased $0.5 million or 22%, primarily due to the decrease in cash advertising and promotions related to the launching of MEGA TV in the prior period. Our radio segment expenses decreased $0.3 million or 2%, primarily due to decreases in (a) barter expense related to advertising and marketing costs, and (b) local and national sales commissions. These decreases in our radio segment’s expenses were offset by an increase in taxes and license fees.

Gain on Sale of Assets, net.  The prior period gain on sale of assets, net, is related to the sale of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006, at which time, we recognized a pre-tax gain of approximately $50.8 million.

Operating Income.  The decrease in operating income was primarily attributed to the gain on sale of assets, net, of $50.8 million which was recognized in the prior period, offset by the decrease in our television segment’s operating loss of $2.0 million.

Interest Expense, net.  The decrease in interest expense, net, was primarily due to the elimination of interest expense incurred on our $100.0 million second lien credit facility, which was repaid on February 17, 2006.

Loss on Early Extinguishment of Debt.  The prior period loss on early extinguishment of debt of $3.0 million was due to the prepayment premium and the write-off of unamortized deferred financing costs related to the repayment of our $100.0 million second lien credit facility.

Other Income (Expense).  The increase in other income relates to the write-off of the unused portion of unearned revenue that expired. This unearned revenue relates to the MEGA TV acquisition advertising agreement that provides the seller with $2.0 million of advertising per year, for three years.

Income Taxes.  The increase in income taxes was primarily due to the income tax benefit recognized in the prior period, which was related to the sale of radio stations KZAB-FM and KZBA-FM.

Net Income.  The decrease in net income was primarily due to the gain on sale of assets of $50.8 million and its related income tax benefit of $6.4 million, which was recognized in the prior period.

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

Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreements governing our senior secured credit facility due 2012 and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

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

We continuously evaluate opportunities to make strategic acquisitions, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions from time to time in the ordinary course of business. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these or other available sources. However, there can be no assurance that financing from any of these sources, if necessary and available, can be obtained on favorable terms for future acquisitions.

We had cash and cash equivalents of $64.9 million and $66.8 million as of March 31, 2007 and December 31, 2006, respectively.

The following summary table presents a comparison of our capital resources for the three-month periods ended March 31, 2007 and 2006, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	March 31,		Change
	2007	2006	$
	(In thousands)

Capital expenditures:
Radio	$509	529	(20)
Television	1,633	1,518	115
Corporate	247	121	126

Consolidated	$2,389	2,168	221

Net cash flows provided by operating activities	$3,736	1,572	2,164
Net cash flows (used in) provided by investing activities	(2,389)	44,095	(46,484)
Net cash flows used in financing activities	(3,307)	(104,387)	101,080

Net decrease in cash and cash equivalents	$(1,960)	(58,720)

Net Cash Flows Provided by Operating Activities.  Changes in our net cash flows from operating activities were primarily a result of the decrease in cash paid to vendors and for interest.

Net Cash Flows (Used in) Provided by Investing Activities. Changes in our net cash flows from investing activities were primarily a result of: (a) in 2007, we acquired a building and its related land and have begun making significant improvements to that building totaling $1.6 million and other capital expenditures of $0.8 million, and (b) in 2006, we received proceeds of $64.8 million for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by $18.5 million of payments made to acquire our television operation “MEGA TV” and capital expenditures of $2.2 million.

Net Cash Flows Used In Financing Activities.  Changes in our net cash flows from financing activities were primarily a result of the prior period repayment of our $100.0 million second lien credit facility and its related prepayment premium of $1.0 million.

Recent Developments

Acquisition of a Facility and Related Financing

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the “Property”). The Property was acquired from 7007 Palmetto Investments, LLC (“Seller”), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2006, pursuant to the terms of the Purchase Agreement, we made deposits totaling approximately $1.0 million in escrow that was released at the closing and were applied to the purchase price. At December 31, 2006, these deposits were included in other assets in the accompanying consolidated balance sheet. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

In connection with the acquisition of the Property, on January 4, 2007, SBS Miami Broadcast Center entered into a loan agreement (the “Loan Agreement”), a ten-year promissory note in the original principal amount of $7.7 million (the “Promissory Note”), and a Mortgage, Assignment of Rents and Security Agreement (the “Mortgage”) in favor of Wachovia Bank, National Association (“Wachovia”). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the Property and any related collateral.

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

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures.  Our principal executive and financial officers have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures”, as such term is defined under Rule 13a-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes In Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006, but they are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(a) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description
3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

Exhibit
Number		Exhibit Description
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).
4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 10, 2007

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