Form 10-Q
period 2007-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2007-08-08
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2007, 40,277,805 shares of Class A common stock, par value $0.0001 per share, 24,503,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$62,922	66,815
Receivables, net of allowance for doubtful accounts of $3,921 in 2007 and $4,383 in 2006	37,951	32,142
Prepaid expenses and other current assets	3,253	3,460

Total current assets	104,126	102,417
Property and equipment, net of accumulated depreciation of $35,964 in 2007 and $33,751 in 2006	39,141	28,022
FCC licenses	749,864	749,864
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $124 in 2007 and $106 in 2006	1,310	1,328
Deferred financing costs, net of accumulated amortization of $2,306 in 2007 and $1,749 in 2006	5,357	5,914
Other assets	1,116	1,634
Derivative instruments	9,424	7,755

Total assets	$943,144	929,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$20,065	18,622
Accrued interest	300	394
Deferred commitment fee	337	375
Unearned revenue	2,986	3,882
Other current liabilities	22	22
Current portion of the senior credit facilities term loan due 2012	3,250	3,250
Current portion of other long-term debt	426	79
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	29,400	28,638
Unearned revenue, less current portion	1,190	2,064
Other long-term liabilities, less current portion	154	166
Senior credit facilities term loan due 2012, less current portion	314,437	316,063
Other long-term debt, less current portion	7,706	413
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $2,074 in 2007 and $2,713 in 2006	16,426	15,787
Deferred income taxes	159,805	153,683

Total liabilities	529,118	516,814

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	89,932	89,932

Stockholders’ equity:
Series C convertible preferred stock, $0.002 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1	1
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 40,277,805 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 24,503,500 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	523,261	522,400
Accumulated other comprehensive income	9,424	7,755
Accumulated deficit	(208,598)	(207,168)

Total stockholders’ equity	324,094	322,994

Total liabilities and stockholder’s equity	$943,144	929,740

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net revenue	$47,871	48,841	$86,808	86,616

Operating expenses:
Engineering and programming	12,377	12,986	24,671	24,805
Selling, general and administrative	20,197	19,727	36,104	36,426
Corporate expenses	3,112	3,661	6,715	7,189
Depreciation and amortization	1,105	905	2,242	1,832

Total operating expenses	36,791	37,279	69,732	70,252
(Gain) loss on the sale of assets, net of disposal costs	(1)	8	(1)	(50,793)

Operating income	11,081	11,554	17,077	67,157
Other (expense) income:
Interest expense, net	(4,735)	(4,936)	(9,424)	(10,355)
Loss on early extinguishment of debt	—	—	—	(2,997)
Other, net	—	3	1,960	(23)

Income before income taxes	6,346	6,621	9,613	53,782
Income tax expense (benefit)	3,956	4,190	6,209	(2,190)

Net income	2,390	2,431	3,404	55,972
Dividends on Series B preferred stock	(2,417)	(2,417)	(4,834)	(4,834)

Net (loss) income applicable to common stockholders	$(27)	14	$(1,430)	51,138

Basic and diluted net (loss) income per common share	$—	—	$(0.02)	0.71

Weighted average common shares outstanding:
Basic	72,381	72,381	72,381	72,381

Diluted	72,381	72,390	72,381	72,392

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income (Loss) for the Six-Months Ended June 30, 2007

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	income	deficit	equity
				(In thousands, except share data)

Balance at December 31, 2006	380,000	$1	40,277,805	$4	24,503,500	$2	$522,400	$7,755	$(207,168)	$322,994
Stock-based compensation	—	—	—	—	—	—	861	—	—	861
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(4,834)	(4,834)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	3,404	3,404
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	1,669	—	1,669

Comprehensive income										5,073

Balance at June 30, 2007	380,000	$1	40,277,805	$4	24,503,500	$2	$523,261	$9,424	$(208,598)	$324,094

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six-Months Ended
	June 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$3,404	55,972
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on the sale of assets	(1)	(50,804)
Loss on early extinguishment of debt	—	2,997
Stock-based compensation	861	1,080
Depreciation and amortization	2,242	1,832
Net barter (income) expense	(174)	(3)
Provision for doubtful trade accounts receivables	553	657
Amortization of deferred financing costs	557	626
Amortization of discount on the non-interest bearing promissory note payable	639	396
Deferred income taxes	6,122	(2,069)
Decrease (increase) in unearned revenue	(1,899)	15
Accretion of the time-value of money component related to unearned revenue	125	97
Amortization of deferred commitment fee	(38)	(37)
Amortization of other liabilities	(12)	—
Changes in operating assets and liabilities:
Increase in trade receivables	(6,184)	(2,429)
Decrease (increase) in other current assets	165	(697)
Increase in other assets	(517)	(130)
Increase (decrease) in accounts payable and accrued expenses	1,435	(5,261)
Decrease in accrued interest	(128)	(1,373)

Net cash provided by operating activities	7,150	869

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs	—	64,751
Purchases of property and equipment	(2,428)	(4,305)
Acquisition of a building and its related building improvements	(1,982)	—
Proceeds from an insurance recovery	15	—
Acquisition of television stations and related equipment	—	(18,534)

Net cash (used in) provided by investing activities	(4,395)	41,912

Cash flows from financing activities:
Payment of senior credit facility term loan 2012	(1,626)	(1,625)
Payment of senior credit facility term loan due 2013 (including prepayment premium of $1.0 million)	—	(101,000)
Payment of Series B preferred stock cash dividends	(4,834)	(4,834)
Payments of other long-term debt	(188)	(318)
Payments of defered financing costs	—	(352)

Net cash used in financing activities	(6,648)	(108,129)

Net decrease in cash and cash equivalents	(3,893)	(65,348)
Cash and cash equivalents at beginning of year	66,815	125,156

Cash and cash equivalents at end of year	$62,922	59,808

Supplemental cash flows information:
Interest paid	$9,934	12,403
Income taxes paid, net	—	389
Noncash investing and financing activities:
Ten-year promissory note issued for the acquisition of a building	$7,650	—
Unrealized gain on derivative instruments	1,669	7,707
Unearned revenue (advertising given as consideration for acquisition of television stations)	—	5,338
Non-interest bearing promissory note payable issued for the acquisition of television stations and related equipment	—	14,778

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three- and six-month periods ended June 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for, the fiscal year ended December 31, 2006, included in our fiscal year end 2006 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results for a full year.

2.	Acquisition of a Facility and Related Financing

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the “Property”). The Property was acquired from 7007 Palmetto Investments, LLC (“Seller”), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2006, pursuant to the terms of the Purchase Agreement, we made deposits totaling approximately $1.0 million in escrow that were released at the closing and were applied to the purchase price. At December 31, 2006, these deposits were included in other assets in the accompanying condensed consolidated balance sheet. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

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

2006 Omnibus Equity Compensation Plan

On July 16, 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants can be made to participants in any of the following forms: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 3,500,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock that may be granted, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Class A common stock with respect to grants of stock units, stock awards and other stock-based awards that may be granted to any individual during a calendar year is also 1,000,000 shares, subject to adjustments.

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

The impact on our results of operations of recognizing stock-based compensation for the three- and six-month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Engineering and programming expenses	$189	176	$377	356
Selling, general and administrative expenses	33	87	69	174
Corporate expenses	197	250	415	550

Total stock-based compensation expense	$419	513	$861	1,080

During the six-month periods ended June 30, 2007 and 2006, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock options have only been granted to employees or directors under our 1999 Stock Option Plans. Our stock options have various vesting schedules and are subject to the employees continuing service to SBS. We recognize compensation expense based on the estimated grant date fair value using the Black-Scholes option pricing model and recognize the compensation expense using a straight-line amortization method. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. Ultimately, our stock-based compensation expense is based on awards that vest. Our stock-based compensation has been reduced for estimated forfeitures.

A summary of the status of our stock options, as of December 31, 2006 and June 30, 2007, and changes during the six-months ended June 30, 2007, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)

Outstanding at December 31, 2006	3,029	$11.33
Granted	—	—
Exercised	—	—
Forfeited	(141)	10.55

Outstanding at June 30, 2007	2,888	$11.36	$—	5.4

Exercisable at June 30, 2007	2,494	$11.72	$—	5.1

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007 (in thousands, except per share data):

				Weighted
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price

$ 0 – 4.99	200	—	$4.80	6.4	200	$4.80
5 – 9.99	1,436	340	8.72	6.2	1,436	8.69
10 – 14.99	148	54	10.77	7.2	148	10.81
15 – 19.99	—	—	—	—	—	—
20 – 24.99	710	—	20.00	2.3	710	20.00

	2,494	394	$11.36	5.4	2,494	$11.72

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

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested shares, as of December 31, 2006 and June 30, 2007, and changes during the six-months ended June 30, 2007, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)

Nonvested at December 31, 2006	—	—
Awarded	72	$4.30
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	72	$4.30

4.	Basic and Diluted Net (Loss) Income Per Common Share

Basic net (loss) income per common share was computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented, using the if converted method. Diluted net (loss) income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.

Common stock equivalents were not considered in the calculation for the three- and six- month periods ended June 30, 2007, since its effect would be anti-dilutive. If included, the common stock equivalents for the three- and six-month periods ended June 30, 2007 would have amounted to 3 and 0, respectively. During the three- and six- month periods ended June 30, 2006, common stock equivalents included in the calculation amounted to 9 and 11, respectively.

5.	Operating Segments

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended				Six-Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Net revenue:
Radio	$45,256	47,443	(2,187)	(5)%	$82,088	84,787	(2,699)	(3)%
Television	2,615	1,398	1,217	87%	4,720	1,829	2,891	158%

Consolidated	$47,871	48,841	(970)	(2)%	$86,808	86,616	192	0%

Engineering and programming expenses:
Radio	$9,068	8,320	748	9%	$17,910	16,756	1,154	7%
Television	3,309	4,666	(1,357)	(29)%	6,761	8,049	(1,288)	(16)%

Consolidated	$12,377	12,986	(609)	(5)%	$24,671	24,805	(134)	(1)%

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three-Months Ended				Six-Months Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%

Selling, general and administrative expenses:
Radio	$18,494	17,790	704	4%	$32,717	32,342	375	1%
Television	1,703	1,937	(234)	(12)%	3,387	4,084	(697)	(17)%

Consolidated	$20,197	19,727	470	2%	$36,104	36,426	(322)	(1)%

Operating income (loss) before depreciation and amortization and (gain) loss on sales of assets, net:
Radio	$17,694	21,333	(3,639)	(17)%	$31,461	35,689	(4,228)	(12)%
Television	(2,397)	(5,205)	2,808	(54)%	(5,428)	(10,304)	4,876	(47)%
Corporate	(3,112)	(3,661)	549	(15)%	(6,715)	(7,189)	474	(7)%

Consolidated	$12,185	$12,467	(282)	(2)%	$19,318	$18,196	1,122	6%

Depreciation and amortization:
Radio	$711	605	106	18%	$1,437	1,223	214	17%
Television	128	73	55	75%	270	130	140	108%
Corporate	266	227	39	17%	535	479	56	12%

Consolidated	$1,105	905	200	22%	$2,242	1,832	410	22%

(Gain) loss on sale of assets, net:
Radio	$(1)	8	(9)	(113)%	$(1)	(50,793)	50,792	(100)%
Television	—	—	—	0%	—	—	—	0%
Corporate	—	—	—	0%	—	—	—	0%

Consolidated	$(1)	8	(9)	(113)%	$(1)	(50,793)	50,792	(100)%

Operating income (loss):
Radio	$16,984	20,720	(3,736)	(18)%	$30,025	85,259	(55,234)	(65)%
Television	(2,525)	(5,278)	2,753	(52)%	(5,698)	(10,434)	4,736	(45)%
Corporate	(3,378)	(3,888)	510	(13)%	(7,250)	(7,668)	418	(5)%

Consolidated	$11,081	$11,554	(473)	(4)%	$17,077	$67,157	(50,080)	(75)%

Capital expenditures:
Radio	$507	994	(487)	(49)%	$1,016	1,523	(507)	(33)%
Television	392	923	(531)	(58)%	2,025	2,441	(416)	(17)%
Corporate	1,122	220	902	410%	1,369	341	1,028	301%

Consolidated	$2,021	2,137	(116)	(5)%	$4,410	4,305	105	2%

	June 30,	December 31,
	2007	2006

Total Assets:
Radio	$864,590	863,236
Television	59,289	49,376
Corporate	19,265	17,128

Consolidated	$943,144	929,740

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

Our total comprehensive income, comprised of net income and unrealized gain on derivative instruments, for the three-and six-months ended June 30, 2007 and 2006, respectively, was as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$2,390	2,431	$3,404	55,972
Other comprehensive income:
Unrealized gain on derivative instruments	3,555	3,174	1,669	7,707

Total comprehensive income	$5,945	5,605	$5,073	63,679

7.	New Accounting Pronouncements

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

8.	Income Taxes

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

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by tax jurisdictions as of June 30, 2007.

9.	Litigation

From time to time we are involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results, financial position or liquidity.

Amigo Broadcasting Litigation

On December 5, 2003, Amigo Broadcasting, L.P. (“Amigo”) brought suit against Spanish Broadcasting System, Inc. (“SBS”), Raul Bernal, Joaquin Garza and Latin Entertainment Network, Inc. (“LEN”). Messrs. Bernal and Garza had been on-air radio personalities for Amigo’s Spanish language radio station in Austin, Texas. They left the Amigo station and were employed by SBS’s Los Angeles radio station. Amigo contended that Messrs. Garza and Bernal breached their contract by quitting Amigo and joining SBS. Amigo further contended that SBS and LEN committed various wrongful acts in luring Messrs. Garza and Bernal away from the Amigo station. Amigo sought both injunctive relief to prevent Garza and Bernal from working for SBS, as well as damages in excess of $3.0 million.

The case was tried in the United States District Court for the Western District of Texas from May 2 through May 5, 2006, before the Honorable James Nowlin. At the conclusion of Plaintiff’s case in chief, Judge Nowlin granted all Defendants’ Motions for Judgment as a matter of law. Judge Nowlin ruled that Plaintiffs had failed to introduce sufficient evidence on one or more elements of each of their causes of action against each of the Defendants.

Amigo has appealed the trial court ruling, arguing that the Court should have allowed the jury to decide the case. The appeal is currently pending before the United States Court of Appeals for the Fifth Circuit in New Orleans. We do not believe the outcome of the litigation will result in any material liability for the Company.

Wolf, et al., Litigation

On November 28, 2001, a complaint was filed against Spanish Broadcasting System, Inc. (“SBS”) in the United States District Court for the Southern District of New York and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of SBS Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to SBS’s initial public offering which closed on November 2, 1999 (“the IPO”). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers, against SBS, eight underwriters and/or their successors-in-interest who led or otherwise participated in the IPO (collectively, the “Underwriters”), two members of SBS’s senior management team, one of whom is SBS’s Chairman of the Board of Directors, and an additional director (collectively, the “Individuals”). To date, the complaint, while served upon SBS, has not been served upon the Individuals, and no counsel has appeared for them.

This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving SBS, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. The issuer defendants in the consolidated cases (the “Issuer Defendants”) filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants and

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issues common among all underwriter defendants in the consolidated cases. As a result of these motions, the Individuals were dismissed from one of the claims against them, specifically the Section 10b-5 claim.

On October 13, 2004, the District Court granted plaintiffs motion for class certification in six “focus cases” out of the more than 300 consolidated class actions. On August 31, 2005, the District Court issued an order of preliminary approval of a settlement between plaintiffs and the Issuer Defendants (the “Issuers Settlement”). On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the District Court’s October 13, 2004 class certification order, holding that plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action.

On May 30, 2007, the District Court held a status conference to discuss the impact of the Second Circuit’s December 5, 2006 decision and Plaintiffs made an oral motion for class certification, based on newly proposed class definitions. Plaintiffs also indicated that they intend to file amended complaints and amended master allegations in the consolidated actions. On June 25, 2007, the District Court entered a stipulation between plaintiffs and the Issuer Defendants, terminating the proposed Issuers Settlement in light of the Second Circuit’s reversal of the District Court’s class certification order and subsequent denial of plaintiffs petition for a rehearing or rehearing en banc. Also on June 25, 2007, plaintiffs served document requests on the Issuer Defendants. The Issuer Defendants are in negotiations with plaintiffs to limit the document requests to the six “focus cases.” We do not believe the outcome of the litigation will result in any material liability for the Company.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2007 and 2006

The following summary table presents separate financial data for each of our operating segments.

	Three-Months Ended
	June 30,		Change
	2007	2006	$	%

Net revenue:
Radio	$45,256	47,443	(2,187)	(5)%
Television	2,615	1,398	1,217	87%

Consolidated	$47,871	48,841	(970)	(2)%

Engineering and programming expenses:
Radio	$9,068	8,320	748	9%
Television	3,309	4,666	(1,357)	(29)%

Consolidated	$12,377	12,986	(609)	(5)%

Selling, general and administrative expenses:
Radio	$18,494	17,790	704	4%
Television	1,703	1,937	(234)	(12)%

Consolidated	$20,197	19,727	470	2%

Operating income (loss) before depreciation and amortization and (gain) loss on sales of assets, net:
Radio	$17,694	21,333	(3,639)	(17)%
Television	(2,397)	(5,205)	2,808	(54)%
Corporate	(3,112)	(3,661)	549	(15)%

Consolidated	$12,185	12,467	(282)	(2)%

Depreciation and amortization:
Radio	$711	605	106	18%
Television	128	73	55	75%
Corporate	266	227	39	17%

Consolidated	$1,105	905	200	22%

(Gain) loss on sale of assets, net:
Radio	$(1)	8	(9)	(113)%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$(1)	8	(9)	(113)%

Operating income (loss):
Radio	$16,984	20,720	(3,736)	(18)%
Television	(2,525)	(5,278)	2,753	(52)%
Corporate	(3,378)	(3,888)	510	(13)%

Consolidated	$11,081	11,554	(473)	(4)%

The following summary table presents a comparison of our results of operations for the three-month periods ended June 30, 2007 and 2006. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	June 30,		Change
	2007	2006	$	%
	(In thousands)

Net revenue	$47,871	48,841	(970)	(2)%
Engineering and programming expenses	12,377	12,986	(609)	(5)%
Selling, general and administrative expenses	20,197	19,727	470	2%
Corporate expenses	3,112	3,661	(549)	(15)%
Depreciation and amortization	1,105	905	200	22%
(Gain) loss on sale of assets, net of disposal costs	(1)	8	(9)	(113)%

Operating income	$11,081	11,554	(473)	(4)%
Interest expense, net	(4,735)	(4,936)	201	(4)%
Other income, net	—	3	(3)	(100)%
Income tax expense	3,956	4,190	(234)	(6)%

Net income	$2,390	2,431	(41)	(2)%

Net Revenue.  The decrease in our consolidated net revenue of $1.0 million or 2% was due to the decrease in net revenue from our radio segment of $2.2 million or 5%, offset by our television segment net revenue growth of $1.2 million or 87%. Our radio segment had a decrease in net revenue primarily due to lower national, local and barter sales. The decrease in national sales occurred primarily in our Miami, Chicago, and Los Angeles markets, offset by an increase in our New York market. The decrease in local sales occurred primarily in our Los Angeles, Puerto Rico, and Miami markets, offset by an increase in our San Francisco and Chicago markets. Also, throughout most of our radio markets, barter sales declined. Our television segment net revenue growth was primarily due to MEGA TV establishing itself within the South Florida advertising community during the past 16 months, which resulted in an ability to increase advertising rates and sell more inventory.

Engineering and Programming Expenses.  The decrease in our consolidated engineering and programming expenses of $0.6 million or 5% was mainly due to our television segment. Our television segment expenses decreased $1.4 million or 29%, primarily due to a decrease in programming costs, original produced programming, and compensation and benefits for our television technical and production personnel. Our radio segment expenses increased $0.7 million or 9%, primarily related to an increase in music license fees and compensation and benefits for our radio programming personnel.

Selling, General and Administrative Expenses.  The increase in our consolidated selling, general and administrative expenses of $0.5 million or 2% was mainly due to our radio segment. Our radio segment expenses increased $0.7 million or 4%, primarily due to an increase in (a) cash advertising, promotional and marketing costs, and (b) legal fees related to a radio station lawsuit. These increases in our radio segment’s expenses were offset by a decrease in local and national sales commissions related to lower sales. Our television segment expenses decreased $0.2 million or 12%, primarily due to the decrease in cash advertising, promotional and marketing costs related to the prior year launch of MEGA TV.

Corporate Expenses.  The decrease in corporate expenses was mainly a result of decreases in employee compensation and benefits, and legal and professional fees, offset by an increase in travel and entertainment expenses.

Operating Income.  The decrease in operating income of $0.5 million or 4% was primarily related to our radio segment’s operating income decrease of $3.7 million or 18% mainly related to the decrease in net revenues. The radio segment’s operating income decrease was offset by a decrease in our corporate expenses of $0.5 million or 13% and a decrease in our television segment’s operating loss of $2.8 million, or 52%, mainly related to the decrease in engineering and programming expenses and an increase in net revenues.

Interest Expense, net.  The decrease in interest expense, net, was primarily due a decrease in interest expense related to lower outstanding principal balances and an increase in interest income.

Income Taxes.  The decrease in income taxes was primarily due to the decrease in pre-tax income.

Net Income.  The decrease in net income was primarily due to the decrease in operating income, offset by a decrease in interest expense, net and income tax expense.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2007 and 2006

The following summary table presents separate financial data for each of our operating segments.

	Six-Months Ended
	June 30,		Change
	2007	2006	$	%

Net revenue:
Radio	$82,088	84,787	(2,699)	(3)%
Television	4,720	1,829	2,891	158%

Consolidated	$86,808	86,616	192	0%

Engineering and programming expenses:
Radio	$17,910	16,756	1,154	7%
Television	6,761	8,049	(1,288)	(16)%

Consolidated	$24,671	24,805	(134)	(1)%

Selling, general and administrative expenses:
Radio	$32,717	32,342	375	1%
Television	3,387	4,084	(697)	(17)%

Consolidated	$36,104	36,426	(322)	(1)%

Operating income (loss) before depreciation and amortization and gain on sales of assets, net:
Radio	$31,461	35,689	(4,228)	(12)%
Television	(5,428)	(10,304)	4,876	(47)%
Corporate	(6,715)	(7,189)	474	(7)%

Consolidated	$19,318	18,196	1,122	6%

Depreciation and amortization:
Radio	$1,437	1,223	214	17%
Television	270	130	140	108%
Corporate	535	479	56	12%

Consolidated	$2,242	1,832	410	22%

Gain on sale of assets, net:
Radio	$(1)	(50,793)	50,792	(100)%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$(1)	(50,793)	50,792	(100)%

Operating income (loss):
Radio	$30,025	85,259	(55,234)	(65)%
Television	(5,698)	(10,434)	4,736	(45)%
Corporate	(7,250)	(7,668)	418	(5%)

Consolidated	$17,077	67,157	(50,080)	(75%)

The following summary table presents a comparison of our results of operations for the six-month periods ended June 30, 2007 and 2006. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six Months Ended
	June 30,		Change
	2007	2006	$	%
	(In thousands)

Net revenue	$86,808	86,616	192	0%
Engineering and programming expenses	24,671	24,805	(134)	(1)%
Selling, general and administrative expenses	36,104	36,426	(322)	(1)%
Corporate expenses	6,715	7,189	(474)	(7)%
Depreciation and amortization	2,242	1,832	410	22%
Gain on sale of assets, net of disposal costs	(1)	(50,793)	50,792	(100)%

Operating income	$17,077	67,157	(50,080)	(75)%
Interest expense, net	(9,424)	(10,355)	931	(9)%
Loss on early extinguishment of debt	—	(2,997)	2,997	(100)%
Other income (expense), net	1,960	(23)	1,983	(8622)%
Income tax expense (benefit)	6,209	(2,190)	8,399	(384)%

Net income	$3,404	55,972	(52,568)	(94)%

Net Revenue.  Our consolidated net revenue was flat. Our television segment had net revenue growth of $2.9 million or 158%. This growth was primarily due to (a) MEGA TV establishing itself within the South Florida advertising community during the past 16 months, which resulted in an ability to increase advertising rates and sell more inventory, and (b) our television results reflecting six-months of revenue compared to the prior period’s results reflecting only four-months of revenue. Our radio segment had a decrease in net revenue of $2.7 million or 3%, primarily due to lower national, local and barter sales. The decrease in national sales occurred primarily in our Miami, Los Angeles, and Chicago markets, offset by an increase in our New York market. The decrease in local sales occurred primarily in our Los Angeles, Miami, and Puerto Rico markets, offset by an increase in our New York and San Francisco markets. Also, throughout most of our radio markets, barter sales declined.

Engineering and Programming Expenses.  The decrease in our consolidated engineering and programming expenses of $0.1 million or 1% was mainly due to our television segment. Our television segment expenses decreased $1.3 million or 16%, primarily due to a decrease in programming pre-launch costs and compensation and benefits for our television technical and production personnel due to a reduction of headcount. Our radio segment expenses increased $1.2 million or 7%, primarily related to an increase in compensation and benefits for our radio programming personnel and music license fees.

Selling, General and Administrative Expenses.  The decrease in our consolidated selling, general and administrative expenses of $0.3 million or 1% was mainly due to our television segment. Our television segment expenses decreased $0.7 million or 17%, primarily due to the decrease in cash advertising, promotional and marketing costs related to the prior year launching of MEGA TV. Our radio segment expenses increased $0.4 million or 1%, primarily due to an increase in (a) cash advertising, promotional and marketing costs, and (b) professional fees and a legal settlement related to a radio station lawsuit. These increases in our radio segment’s expenses were offset by a decrease in local and national sales commissions.

Gain on Sale of Assets, net.  The prior period gain on sale of assets, net, is related to the sale of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006, at which time we recognized a pre-tax gain of approximately $50.8 million.

Operating Income.  The decrease in operating income was primarily attributed to the gain on sale of assets, net, of $50.8 million which was recognized in the prior period.

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

Net Income.  The decrease in net income was primarily due to the gain on sale of assets of $50.8 million and its related income tax benefit of $6.4 million, which were recognized in the prior period.

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

We had cash and cash equivalents of $62.9 million as of June 30, 2007.

The following summary table presents a comparison of our capital resources for the six-month periods ended June 30, 2007 and 2006, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six Months Ended
	June 30,		Change
	2007	2006	$
	(In thousands)

Capital expenditures:
Radio	$1,016	1,523	(507)
Television	2,025	2,441	(416)
Corporate	1,369	341	1,028

Consolidated	$4,410	4,305	105

Net cash flows provided by operating activities	$7,150	869	6,281
Net cash flows (used in) provided by investing activities	(4,395)	41,912	(46,307)
Net cash flows used in financing activities	(6,648)	(108,129)	101,481

Net decrease in cash and cash equivalents	$(3,893)	(65,348)

Net Cash Flows Provided by Operating Activities.  Changes in our net cash flows from operating activities were primarily a result of a decrease in cash paid to vendors and for interest.

Net Cash Flows (Used in) Provided by Investing Activities.  Changes in our net cash flows from investing activities were primarily a result of: (a) in 2007, we acquired a building and its related land and have begun making significant improvements to that building totaling $2.0 million and other capital expenditures of $2.4 million, and (b) in 2006, we received proceeds of $64.8 million for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by $18.5 million of payments made to acquire our television operation “MEGA TV” and capital expenditures of $4.3 million.

Net Cash Flows Used In Financing Activities.  Changes in our net cash flows from financing activities were primarily a result of the prior period repayment of our $100.0 million second lien credit facility and its related prepayment premium of $1.0 million.

Recent Developments

Acquisition of a Facility and Related Financing

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the “Purchase Agreement”). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the “Property”). The Property was acquired from 7007 Palmetto Investments, LLC (“Seller”), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2006, pursuant to the terms of the Purchase Agreement, we made deposits totaling approximately $1.0 million in escrow that were released at the closing and were applied to the purchase price. At December 31, 2006, these deposits were included in other assets in the accompanying condensed consolidated balance sheet. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

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

Changes In Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 9 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

The election of our board of directors was submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14A under the Securities Exchange Act of 1934, as amended, at the annual meeting of stockholders held on June 5, 2007 (the “Annual Meeting”).

At the Annual Meeting, our shareholders approved the election of five director nominees to hold office until their successors are duly elected and qualified. The voting results relating to the director elections are set forth in the tables below.

		Votes Against/
Directors	Votes For	Withheld

Raúl Alarcón, Jr.	259,554,854	6,875,090
Pablo Raúl Alarcón, Sr.	255,079,839	11,350,105
Antonio S. Fernandez	264,516,431	1,913,513
Jose A. Villamil	264,974,707	1,455,237
Jason L. Shrinsky	261,190,415	5,239,529

There were no broker non-votes.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

Exhibit
Number		Exhibit Description

4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).
4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 8, 2007

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