Form 10-Q
period 2007-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2007-11-08
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 33-82114
Spanish Broadcasting System, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3827791 (I.R.S. Employer Identification No.)

2601 South Bayshore Drive, PH II
Coconut Grove, Florida 33133
(Address of principal executive offices) (Zip Code)
(305) 441-6901
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year,
if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐
     Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer: ☐     Accelerated filer: ☑     Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2007, 40,777,805 shares of Class A common stock, par value $0.0001 per share, 24,003,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(In thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$63,810	66,815
Receivables, net of allowance for doubtful accounts of $3,683 in 2007 and $4,383 in 2006	35,681	32,142
Prepaid expenses and other current assets	3,470	3,460

Total current assets	102,961	102,417
Property and equipment, net of accumulated depreciation of $36,891 in 2007 and $33,751 in 2006	40,872	28,022
FCC licenses	749,864	749,864
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $133 in 2007 and $106 in 2006	1,301	1,328
Deferred financing costs, net of accumulated amortization of $2,584 in 2007 and $1,749 in 2006	5,079	5,914
Other assets	1,995	1,634
Derivative instruments	2,794	7,755

Total assets	$937,672	929,740

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$16,719	18,622
Accrued interest	351	394
Deferred commitment fee	319	375
Unearned revenue	3,482	3,882
Other current liabilities	22	22
Current portion of the senior credit facilities term loan due 2012	3,250	3,250
Current portion of other long-term debt	428	79
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	26,585	28,638
Unearned revenue, less current portion	747	2,064
Other long-term liabilities, less current portion	149	166
Senior credit facilities term loan due 2012, less current portion	313,625	316,063
Other long-term debt, less current portion	7,598	413
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $1,745 in 2007 and $2,713 in 2006	16,755	15,787
Deferred income taxes	164,325	153,683

Total liabilities	529,784	516,814

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	89,932	89,932

Stockholders’ equity:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 40,777,805 and 40,277,805 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 24,003,500 and 24,503,500 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	523,626	522,397
Accumulated other comprehensive income	2,794	7,755
Accumulated deficit	(208,474)	(207,168)

Total stockholders’ equity	317,956	322,994

Total liabilities and stockholders’ equity	$937,672	929,740

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net revenue	$46,772	45,891	$133,580	132,507

Operating expenses:
Engineering and programming	12,553	12,739	37,224	37,544
Selling, general and administrative	17,219	17,879	53,323	54,305
Corporate expenses	3,881	3,125	10,596	10,314
Depreciation and amortization	1,194	968	3,436	2,800

Total operating expenses	34,847	34,711	104,579	104,963
Loss (gain) on the sale of assets, net of disposal costs	51	6	50	(50,787)

Operating income	11,874	11,174	28,951	78,331

Other (expense) income:
Interest expense, net	(4,789)	(4,840)	(14,213)	(15,195)
Loss on early extinguishment of debt	—	—	—	(2,997)
Other, net	25	16	1,985	(7)

Income before income taxes	7,110	6,350	16,723	60,132
Income tax expense	4,569	5,507	10,778	3,317

Net income	2,541	843	5,945	56,815
Dividends on Series B preferred stock	(2,417)	(2,417)	(7,251)	(7,251)

Net income (loss) applicable to common stockholders	$124	(1,574)	$(1,306)	49,564

Basic and diluted net income (loss) per common share	$—	(0.02)	$(0.02)	0.68

Weighted average common shares outstanding:
Basic	72,381	72,381	72,381	72,381

Diluted	72,386	72,381	72,381	72,386

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Income for the Nine-Months Ended September 30, 2007

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	income	deficit	equity
					(In thousands, except share data)
Balance at December 31, 2006	380,000	$4	40,277,805	$4	24,503,500	$2	$522,397	$7,755	$(207,168)	$322,994
Conversion of Class B common stock to Class A common stock	—	—	500,000	—	(500,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,229	—	—	1,229
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,251)	(7,251)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	5,945	5,945
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	(4,961)	—	(4,961)

Comprehensive income										984

Balance at September 30, 2007	380,000	$4	40,777,805	$4	24,003,500	$2	$523,626	$2,794	$(208,474)	$317,956

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$5,945	56,815
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on the sale of assets	50	(50,787)
Loss on early extinguishment of debt	—	2,997
Stock-based compensation	1,229	1,542
Depreciation and amortization	3,436	2,800
Net barter income	(173)	(135)
Provision for doubtful trade accounts receivables	1,122	1,273
Amortization of deferred financing costs	835	906
Amortization of discount on the non-interest bearing promissory note payable	968	700
Deferred income taxes	10,642	3,361
(Decrease) increase in unearned revenue	(1,800)	170
Accretion of the time-value of money component related to unearned revenue	183	170
Amortization of deferred commitment fee	(56)	(56)
Amortization of other liabilities	(17)	—
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(4,588)	208
Increase in other current assets	(52)	(252)
Increase in other assets	(1,396)	(79)
Decrease in accounts payable and accrued expenses	(2,557)	(4,701)
Decrease in accrued interest	(77)	(1,320)

Net cash provided by operating activities	13,694	13,612

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs	—	64,751
Purchases of property and equipment	(4,141)	(6,670)
Acquisition of a building and its related building improvements	(2,590)	—
Proceeds from an insurance recovery	15	—
Acquisition of television stations and related equipment	—	(18,537)

Net cash (used in) provided by investing activities	(6,716)	39,544

Cash flows from financing activities:
Payment of senior credit facility term loan 2012	(2,438)	(2,438)
Payment of senior credit facility term loan due 2013 (including prepayment premium of $1.0 million)	—	(101,000)
Payment of Series B preferred stock cash dividends	(7,251)	(7,252)
Payments of other long-term debt	(294)	(482)
Payments of deferred financing costs	—	(352)

Net cash used in financing activities	(9,983)	(111,524)

Net decrease in cash and cash equivalents	(3,005)	(58,368)
Cash and cash equivalents at beginning of period	66,815	125,156

Cash and cash equivalents at end of period	$63,810	66,788

Supplemental cash flows information:
Interest paid	$14,950	17,315

Income taxes paid, net	—	313

Noncash investing and financing activities:
Ten-year promissory note issued for the acquisition of a building	$7,650	—

Unrealized (loss) gain on derivative instruments	(4,961)	907

Unearned revenue (advertising given as consideration for acquisition of television stations)	—	5,338

Non-interest bearing promissory note payable issued for the acquisition of television stations and related equipment	—	14,778

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three- and nine-month periods ended September 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2006, included in our fiscal year end 2006 Annual Report on Form 10-K. Certain prior year amounts were reclassified to conform with the current year presentation.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results for a full year.
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
     Under the terms of the certificate of designation governing the Series C preferred stock, the holder of Series C preferred stock has the right to convert each share into twenty fully paid and non-assessable shares of our Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant is convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. To date, the Warrant has not been exercised.
     In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, following a period of one year, Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the Securities and Exchange Commission (“SEC”) providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
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
  (e) Stock-Based Compensation Expense
     The impact on our results of operations of recognizing stock-based compensation for the three- and nine-month periods ended September 30, 2007 and 2006 were as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Engineering and programming expenses	$192	178	$569	533
Selling, general and administrative expenses	32	92	101	266
Corporate expenses	144	192	559	743

Total stock-based compensation expense	$368	462	$1,229	1,542

     During the nine-month periods ended September 30, 2007 and 2006, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
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
     A summary of the status of our stock options, as of December 31, 2006 and September 30, 2007, and changes during the nine-months ended September 30, 2007, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2006.	3,029	$11.33
Granted	50	2.58
Exercised	—	—
Forfeited	(141)	10.55

Outstanding at September 30, 2007	2,938	$11.21	$—	5.2

Exercisable at September 30, 2007	2,521	$11.67	$—	4.8

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2007 (in thousands, except per share data):

				Weighted
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$0 — 4.99	210	40	$4.36	6.9	210	$4.70
5 — 9.99	1,452	323	8.72	6.0	1,452	8.69
10 — 14.99	149	54	10.77	6.9	149	10.81
15 — 19.99	—	—	—	—	—	—
20 — 24.99	710	—	20.00	2.1	710	20.00

	2,521	417	$11.21	5.2	2,521	$11.67

  Nonvested Shares
     Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over three to five years and are subject to the employees continuing service to SBS. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.
     A summary of the status of our nonvested shares, as of December 31, 2006 and September 30, 2007, and changes during the nine-months ended September 30, 2007, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2006.	—	—
Awarded	72	$4.30
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2007	72	$4.30

4. Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per common share was computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented, using the if converted method. Diluted net income (loss) per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.
     Common stock equivalents were not considered in the calculation for the nine-month period ended September 30, 2007 and for the three-month period ended September 30, 2006, since their effect would be anti-dilutive. If included, the common stock equivalents for these periods would have amounted to zero for both periods. During the three-month period ended September 30, 2007 and the nine-month period ended September 30, 2006, common stock equivalents included in the calculation amounted to five for both periods.

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

	Three-Months Ended					Nine-Months Ended
	September 30,		Change			September 30,		Change
	2007	2006	$	%		2007	2006	$	%
Net revenue:
Radio	$44,333	44,552	(219)	(0%	)	$126,421	129,339	(2,918)	(2%	)
Television	2,439	1,339	1,100	82%		7,159	3,168	3,991	126%

Consolidated	$46,772	45,891	881	2%		$133,580	132,507	1,073	1%

Engineering and programming expenses:
Radio	$8,957	8,520	437	5%		$26,867	25,276	1,591	6%
Television	3,596	4,219	(623)	(15%	)	10,357	12,268	(1,911)	(16%	)

Consolidated	$12,553	12,739	(186)	(1%	)	$37,224	37,544	(320)	(1%	)

Selling, general and administrative expenses:
Radio	$15,351	16,231	(880)	(5%	)	$48,068	48,573	(505)	(1%	)
Television	1,868	1,648	220	13%		5,255	5,732	(477)	(8%	)

Consolidated	$17,219	17,879	(660)	(4%	)	$53,323	54,305	(982)	(2%	)

Corporate expenses:	$3,881	3,125	756	24%		$10,596	10,314	282	3%

Depreciation and amortization:
Radio	$716	643	73	11%		$2,153	1,866	287	15%
Television	170	76	94	124%		440	206	234	114%
Corporate	308	249	59	24%		843	728	115	16%

Consolidated	$1,194	968	226	23%		$3,436	2,800	636	23%

Loss (gain) on sale of assets, net:
Radio	$51	6	45	750%		$50	(50,787)	50,837	(100%	)
Television	—	—	—	0%		—	—	—	0%
Corporate	—	—	—	0%		—	—	—	0%

Consolidated	$51	6	45	750%		$50	(50,787)	50,837	(100%	)

Operating income (loss):
Radio	$19,258	19,152	106	1%		$49,283	104,411	(55,128)	(53%	)
Television	(3,195)	(4,604)	1,409	(31%	)	(8,893)	(15,038)	6,145	(41%	)
Corporate	(4,189)	(3,374)	(815)	24%		(11,439)	(11,042)	(397)	4%

Consolidated	$11,874	$11,174	700	6%		$28,951	$78,331	(49,380)	(63%	)

Capital expenditures:
Radio	$342	2,116	(1,774)	(84%	)	$1,358	3,639	(2,281)	(63%	)
Television	1,005	101	904	895%		3,030	2,542	488	19%
Corporate	974	148	826	558%		2,343	489	1,854	379%

Consolidated	$2,321	2,365	(44)	(2%	)	$6,731	6,670	61	1%

	September 30,	December 31,
	2007	2006
Total Assets:

Radio	$865,328	863,236
Television	59,475	49,376
Corporate	12,869	17,128

Consolidated	$937,672	929,740

6. Comprehensive (Loss) Income
     Our total comprehensive (loss) income, comprised of net income and unrealized (loss) gain on derivative instruments, for the three- and nine-months ended September 30, 2007 and 2006, respectively, was as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$2,541	843	$5,945	56,815
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative instruments	(6,630)	(6,800)	(4,961)	907

Total comprehensive (loss) income	$(4,089)	(5,957)	$984	57,722

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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by tax jurisdictions as of September 30, 2007.
9. Litigation
     From time to time we are involved in litigation incidental to the conduct of our business, such as litigation on contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results, financial position or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and operate 20 radio stations in markets that reach approximately 51% of the U.S. Hispanic population, and two television stations, which reach approximately 1.5 million households in the South Florida market, and has national distribution through DIRECTV since October 17, 2007. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “MEGA TV”. As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish — English) websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the United States and Puerto Rico.
     On March 1, 2006, we acquired television stations WSBS-TV (Channel 22, formerly known as WDLP-TV) and its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, serving the South Florida market. On March 1, 2006, we also launched MEGA TV, our general interest Spanish-language television operation. MEGA TV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to complement our Internet websites. We have developed approximately 70% of our programming and have commissioned other content from Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming.
     The success of each of our stations depends significantly upon its audience ratings and share of the overall advertising revenue within its market. The broadcasting industry is a highly competitive business, but some barriers to entry do exist. Each of our stations competes with both Spanish-language and English-language stations in its market, as well as with other advertising media, such as newspapers, cable television, the Internet, magazines, outdoor advertising, satellite radio and television, transit advertising and direct mail marketing. Factors which are material to our competitive position include management experience, our stations’ rank in their markets, signal strength and frequency, and audience demographics, including the nature of the Spanish-language market targeted by a particular station.
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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2007 and 2006
     The following summary table presents separate financial data for each of our operating segments (in thousands).

	Three-Months Ended
	September 30,		Change
	2007	2006	$	%
Net revenue:
Radio	$44,333	44,552	(219)	(0%	)
Television	2,439	1,339	1,100	82%

Consolidated	$46,772	45,891	881	2%

Engineering and programming expenses:
Radio	$8,957	8,520	437	5%
Television	3,596	4,219	(623)	(15%	)

Consolidated	$12,553	12,739	(186)	(1%	)

Selling, general and administrative expenses:
Radio	$15,351	16,231	(880)	(5%	)
Television	1,868	1,648	220	13%

Consolidated	$17,219	17,879	(660)	(4%	)

Corporate expenses:	$3,881	3,125	756	24%

Depreciation and amortization:
Radio	$716	643	73	11%
Television	170	76	94	124%
Corporate	308	249	59	24%

Consolidated	$1,194	968	226	23%

Loss on sale of assets, net:
Radio	$51	6	45	750%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$51	6	45	750%

Operating income (loss):
Radio	$19,258	19,152	106	1%
Television	(3,195)	(4,604)	1,409	(31%	)
Corporate	(4,189)	(3,374)	(815)	24%

Consolidated	$11,874	$11,174	700	6%

     The following summary table presents a comparison of our results of operations for the three-month periods ended September 30, 2007 and 2006. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,		Change
	2007	2006	$	%
	(In thousands)
Net revenue	$46,772	45,891	881	2%
Engineering and programming expenses	12,553	12,739	(186)	(1%	)
Selling, general and administrative expenses	17,219	17,879	(660)	(4%	)
Corporate expenses	3,881	3,125	756	24%
Depreciation and amortization	1,194	968	226	23%
Loss on sale of assets, net of disposal costs	51	6	45	750%

Operating income	$11,874	11,174	700	6%
Interest expense, net	(4,789)	(4,840)	51	(1%	)
Other income, net	25	16	9	56%
Income tax expense	4,569	5,507	(938)	(17%	)

Net income	$2,541	843	1,698	201%

     Net Revenue. The increase in our consolidated net revenue of $0.9 million or 2% was due to the increase in net revenue from our television segment of $1.1 million or 82%, offset by a slight decrease in our radio segment net revenue of $0.2 million. Our television segment net revenue growth was primarily due to MEGA TV establishing itself within the South Florida advertising community during the past 19 months, which resulted in an ability to increase advertising rates and sell more inventory. Our radio segment had a slight decrease in net revenue primarily due to lower local and barter sales, offset by an increase in national sales. The decrease in local sales occurred primarily in our Los Angeles, Puerto Rico, Chicago, and Miami markets, offset by an increase in our New York market. The decrease in barter sales occurred in our Puerto Rico and Los Angeles markets. The increase in national sales occurred primarily in our New York and Los Angeles markets, offset by our Miami market.
     Engineering and Programming Expenses. The decrease in our consolidated engineering and programming expenses of $0.2 million or 1% was mainly due to our television segment. Our television segment expenses decreased $0.6 million or 15%, primarily due to a decrease in original produced programming and compensation and benefits for our television programming personnel. Our radio segment expenses increased $0.4 million or 5%, primarily related to an increase in compensation and benefits for our radio programming personnel.
     Selling, General and Administrative Expenses. The decrease in our consolidated selling, general and administrative expenses of $0.7 million or 4% was mainly due to our radio segment. Our radio segment expenses decreased $0.9 million or 5%, primarily due to a decrease in cash advertising, promotional and marketing costs, and barter expense. Our television segment expenses increased $0.2 million or 13%, primarily due to the increase in professional fees, commission expense and various general expenses, offset by a decrease in cash advertising, promotional and marketing costs.
     Corporate Expenses. The increase in corporate expenses was mainly a result of increases in employee compensation and benefits, and legal and professional fees.
     Operating Income. The increase in operating income of $0.7 million or 6% was primarily related to our television segment’s operating loss decrease of $1.4 million or 31%, which was mainly related to an increase in net revenues and a decrease in engineering and programming expenses. The television segment’s operating loss decrease was offset by an increase in our corporate expenses of $0.8 million or 24%.
     Interest Expense, net. The decrease in interest expense, net, was primarily due to a decrease in interest expense related to lower outstanding principal balances.
     Income Taxes. The decrease in income taxes was primarily due to the decrease in the estimated effective tax rate, which continues to be impacted by a valuation allowance on substantially all of our deferred tax assets.
     Net Income. The increase in net income was primarily due to the decrease in income tax expense and increase in operating income.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2007 and 2006
     The following summary table presents separate financial data for each of our operating segments (in thousands).

	Nine-Months Ended
	September 30,		Change
	2007	2006	$	%
Net revenue:
Radio	$126,421	129,339	(2,918)	(2%	)
Television	7,159	3,168	3,991	126%

Consolidated	$133,580	132,507	1,073	1%

Engineering and programming expenses:
Radio	$26,867	25,276	1,591	6%
Television	10,357	12,268	(1,911)	(16%	)

Consolidated	$37,224	37,544	(320)	(1%	)

Selling, general and administrative expenses:
Radio	$48,068	48,573	(505)	(1%	)
Television	5,255	5,732	(477)	(8%	)

Consolidated	$53,323	54,305	(982)	(2%	)

Corporate expenses:	$10,596	10,314	282	3%

Depreciation and amortization:
Radio	$2,153	1,866	287	15%
Television	440	206	234	114%
Corporate	843	728	115	16%

Consolidated	$3,436	2,800	636	23%

Loss (gain) on sale of assets, net:
Radio	$50	(50,787)	50,837	(100%	)
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$50	(50,787)	50,837	(100%	)

Operating income (loss):
Radio	$49,283	104,411	(55,128)	(53%	)
Television	(8,893)	(15,038)	6,145	(41%	)
Corporate	(11,439)	(11,042)	(397)	4%

Consolidated	$28,951	$78,331	(49,380)	(63%	)

     The following summary table presents a comparison of our results of operations for the nine-month periods ended September 30, 2007 and 2006. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2007	2006	$	%
	(In thousands)
Net revenue	$133,580	132,507	1,073	1%
Engineering and programming expenses	37,224	37,544	(320)	(1%	)
Selling, general and administrative expenses	53,323	54,305	(982)	(2%	)
Corporate expenses	10,596	10,314	282	3%
Depreciation and amortization	3,436	2,800	636	23%
Loss (gain) on sale of assets, net of disposal costs	50	(50,787)	50,837	(100%	)

Operating income	$28,951	78,331	(49,380)	(63%	)
Interest expense, net	(14,213)	(15,195)	982	(6%	)
Loss on early extinguishment of debt	—	(2,997)	2,997	(100%	)
Other income (expense), net	1,985	(7)	1,992	(28457%	)
Income tax expense	10,778	3,317	7,461	225%

Net income	$5,945	56,815	(50,870)	(90%	)

     Net Revenue. The increase in our consolidated net revenue of $1.1 million or 1% was due to the increase in net revenue from our television segment of $4.0 million or 126%, offset by our radio segment net revenue decrease of $2.9 million or 2%. Our television segment growth was primarily due to (a) MEGA TV establishing itself within the South Florida advertising community during the past 19 months, which resulted in an ability to increase advertising rates and sell more inventory, and (b) our television results reflecting nine-months of revenue compared to the prior period’s results reflecting only seven-months of revenue. Our radio segment had a decrease in net revenue primarily due to lower local and barter sales. The decrease in local sales occurred primarily in our Los Angeles, Miami, and Puerto Rico markets, offset by an increase in our New York and San Francisco markets. The decrease in barter sales occurred in our Los Angeles and Puerto Rico markets.
     Engineering and Programming Expenses. The decrease in our consolidated engineering and programming expenses of $0.3 million or 1% was mainly due to our television segment. Our television segment expenses decreased $1.9 million or 16%, primarily due to a decrease in programming pre-launch costs, original produced programming, and compensation and benefits for our television programming personnel due to a reduction of headcount. Our radio segment expenses increased $1.6 million or 6%, primarily related to an increase in compensation and benefits for our radio programming personnel and music license fees.
     Selling, General and Administrative Expenses. The decrease in our consolidated selling, general and administrative expenses of $1.0 million or 2% was due to a combination of our television and radio segments expenses. Our television segment expenses decreased $0.5 million or 8%, primarily due to the decrease in cash advertising, promotional and marketing costs related to the prior year launching of MEGA TV. Our radio segment expenses decreased $0.5 million or 1%, primarily due to a decrease in local and national sales commissions, and barter expense. These decreases in our radio segment’s expenses were offset by an increase in compensation and benefits, and professional fees.
     Corporate Expenses. The increase in corporate expenses was mainly a result of increases in employee compensation and benefits, and office rent expense, offset by a decrease in legal and professional fees, and directors and officers insurance.
     Loss (Gain) on Sale of Assets, net. The prior period gain on sale of assets, net, is related to the sale of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006, at which time we recognized a pre-tax gain of approximately $50.8 million.
     Operating Income. The decrease in operating income was primarily attributed to the gain on sale of assets, net, of $50.8 million which was recognized in the prior period, offset by an increase in consolidated net revenue and a decrease in consolidated operating expenses.
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
     Other Income (Expense). The increase in other income relates to the write-off of the unused portion of unearned revenue that expired. This unearned revenue relates to the MEGA TV acquisition advertising agreement that provides the seller with the opportunity to use $2.0 million of advertising per year, for three years.
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
     Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate and, if available, will obtain financing by issuing debt or equity.
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
     We had cash and cash equivalents of $63.8 million as of September 30, 2007.
     The following summary table presents a comparison of our capital resources for the nine-month periods ended September 30, 2007 and 2006, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2007	2006	$
	(In thousands)
Capital expenditures:
Radio	1,358	3,639	(2,281)
Television	3,030	2,542	488
Corporate	2,343	489	1,854

Consolidated	$6,731	6,670	61

Net cash flows provided by operating activities	$13,694	13,612	82
Net cash flows (used in) provided by investing activities	(6,716)	39,544	(46,260)
Net cash flows used in financing activities	(9,983)	(111,524)	101,541

Net decrease in cash and cash equivalents	$(3,005)	(58,368)

     Net Cash Flows Provided by Operating Activities. There were no significant changes in our net cash flows from operating activities.
     Net Cash Flows (Used in) Provided by Investing Activities. Changes in our net cash flows from investing activities were primarily a result of the following: (a) in 2007, we acquired a building and its related land and have begun making significant improvements to that building totaling $2.6 million and other capital expenditures of $4.1 million, and (b) in 2006, we received proceeds of $64.8 million for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by $18.5 million of payments made to acquire our television operation “MEGA TV” and capital expenditures of $6.7 million.
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
     Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits
  (a) Exhibits
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

Exhibit
Number		Exhibit Description
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

10.1	—	Indemnification Agreement with Mitchell A. Yellen as of October 1, 2007.

10.2	—	Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yellen.

14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 8, 2007

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

Exhibit
Number		Exhibit Description
4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

10.1	—	Indemnification Agreement with Mitchell A. Yellen as of October 1, 2007.

10.2	—	Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yellen.

14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.