Form 10-K
period 2007-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2008-03-17
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, par value $0.0001 per share	The NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 40,277,805 shares of Class A common stock, par value $0.0001 per share, and 24,503,500 shares of Class B common stock, par value $0.0001 per share, outstanding. As of June 30, 2007, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $173.0 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $15.1 thousand. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 29, 2007 of $4.30 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 13, 2008, 41,401,805 shares of Class A common stock, par value $0.0001 per share, 24,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Portions of our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “likely”, “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and/or operate 21 radio stations in markets that reach approximately 48% of the U.S. Hispanic population, and two television stations, which reach approximately 2.0 million households in the South Florida market, and nationally throughout the U.S. on DirecTV Más. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “MegaTV”. As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish – English) websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the United States and Puerto Rico.

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

Hispanic Market Opportunity

We believe that our focus on media formats targeting U.S. Hispanic audiences in the largest Hispanic media markets, together with our experience in programming and marketing to these audiences, provide us with significant opportunities for the following reasons:

•	Hispanic Population Growth. The U.S. Hispanic population is the largest ethnic minority group and the fastest growing consumer market and demographic group of the U.S. population. Between 1990 and 2007, the Hispanic population growth surged by 100% compared to 13% for the non-Hispanic population and a 21% gain for the total population. The Hispanic population has grown 26.6% since 2000. By 2012, it is estimated that nearly one out of every six individuals living in the U.S. will be of Hispanic origin.

•	Hispanic Buying Power. The U.S. Hispanic population accounted for an estimated buying power of $862 billion in 2007 and Hispanic buying power is growing at nearly twice the annual rate of non-Hispanic buying power. Hispanic buying power is expected to increase by 39.2% to $1.2 trillion by 2012, positioning the Hispanic demographic as an extremely attractive group for advertisers.

•	Growth in Spanish Language Advertising Spending. In 2007, advertisers spent an estimated $3.8 billion on Spanish-language media advertising, compared to $3.3 billion in 2006, representing a 10.8% increase from the previous year.

The above market opportunity information is based on data provided by The Selig Center for Economic Growth, University of Georgia, July 2007 and Advertising Age, Hispanic Fact Pack, Annual Guide to Hispanic Marketing & Media, 2007 Edition.

Operating Strategy

Our operating strategy focuses on maximizing our broadcast stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow while controlling operating expenses. To achieve these goals, we focus on the following:

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

Utilize focused sales efforts and sales bundling.  To capture greater market share, our sales force focuses on converting audience share into rate and revenue increases. We strategically hire sales professionals who are experts at Hispanic and general market advertising. We also value knowledgeable account managers skilled at dealing directly with clients in the local market. The Spanish-language consumer market is uniquely positioned for national campaigns, regional marketing plans and local promotions in our diverse markets. We believe that our focused sales efforts are working to increase media spending targeted at the Hispanic consumer market and will enable us to continue to achieve rate and revenue growth, and to narrow the gap between the level of advertising currently targeted towards U.S. Hispanics and the actual and potential buying power of their communities.

We utilize various sales strategies to sell and market our stations on a stand-alone basis, in combination with our other media properties within a given market, and across markets, where appropriate. We cross-promote, bundle, and sell our media properties to advertisers, thereby enhancing our revenue generating opportunities. We engage in joint sales and promotional activities across our various media properties in order to provide additional value to our advertisers and audience by creating a more efficient medium to reach and expand our Hispanic audience.

Control broadcast station operating costs.  We employ a disciplined approach to operating our broadcast stations. We emphasize the control of each radio station’s operating costs through detailed budgeting, tight control over staffing levels and constant expense analysis. While local management is responsible for the day to day operation of each broadcast station, corporate management is responsible for long-term and strategic planning, establishing policies and procedures, maximizing cost savings through centralized processes where appropriate, allocating corporate resources and maintaining overall control of our broadcast stations.

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

Expand branded content across multiple media platforms.  We have found that our brands and the content that we have developed are well-positioned for expansion in other media outlets. As part of our long-term strategy, it is essential that we find ways to monetize our content and investments across multiple platforms such as the Internet, television and other new media alternatives, such as personal music and video recording devices, cellular telephones and other new media technology. Since our content is unique to our brands and talent, expansion allows us to capture other advertising and sponsorship revenue. In addition, our key broadcast programs, on-air personalities and brands are being developed for downloadable video, ring-tone and interactive content use. We are also developing content from our production of musical events to create opportunities to sell, market and distribute such content through our websites and other media.

Recent Developments

Local Marketing Agreement

On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc. (South Broadcasting), a company owned by our Chairman Emeritus and a member of our board of directors. Pursuant to the local marketing agreement, we are permitted to broadcast our Mexican Regional programming on radio station 106.3 FM (the LMA Station). We are required to pay the operating costs of the LMA Station and, in exchange, we will retain all revenues from the sale of the advertising within the programming we provide. The local marketing agreement will terminate, among other things, upon the first anniversary of the effective date, unless we provide 120 days written notice to South Broadcasting of our election to renew for a period of three years. Under the terms of the local marketing agreement, we have the right of first negotiation and the right of first refusal to match a competing offer. However, after the first anniversary of the effective date, if we do not agree to match the terms of the competing offer or fail to notify South Broadcasting of our intent to match the competing offer, then South Broadcasting has the right to accept such offer, provided South Broadcasting pays us the early termination fee equal to the lesser of 5% of the aggregate purchase price of the LMA Station or $1,000,000.

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

The following table sets forth certain statistical and demographic information relating to our radio markets:

		Our Markets
			2007 Estimated		2007 Total
		2007 Estimated	% of Total	2007 Estimated	Estimated
Hispanic		Hispanic	Hispanic	% of Total	Market Radio	Number of
Market		Population	Population in	U.S. Hispanic	Revenue	Stations
Rank(a)	Hispanic Market	(000)(a)	Market(a)	Population(a)	($mm)(b)	We Operate

1	Los Angeles	8,507	48%	18%	$1,060	2
2	New York	4,435	21%	9%	791	2
*	Puerto Rico	3,912	99%	9%	119	11
3	Miami	2,152	49%	5%	315	4
4	Chicago	1,972	20%	4%	586	1
6	San Francisco	1,712	24%	4%	420	1

	Total for our markets	22,690	35%	48%	$3,291	21

(a)	Sources: Synovate 2008 Diversity Markets Report; U.S. Census Bureau Population Estimates for Puerto Rico, July 2007.

(b)	Source: BIA Financial Network Inc.’s Investing in Radio, 2007 Market Report.

*	Puerto Rico is not ranked by the Synovate 2008 Diversity Markets Report.

Radio Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Financial Network, Inc.’s 2007 Investing in Radio Market Report, Synovate 2008 Diversity Markets Report and the U.S. Census Bureau Population Estimates for Puerto Rico – 2007.

Los Angeles

The Los Angeles market is the largest radio market in terms of advertising revenue which was projected to be approximately $1.1 billion in 2007. In 2007, the Los Angeles market was projected to have the largest U.S. Hispanic population with approximately 8.5 million Hispanics, which is approximately 48% of the Los Angeles market’s total estimated population. The Los Angeles market experienced an annual radio revenue growth of 3.7% between 2001 and 2006. Radio revenue in the Los Angeles market is expected to grow at an annual rate of 1.8% between 2006 and 2011.

New York

The New York market is the second largest radio market in terms of advertising revenue which was projected to be approximately $791.0 million in 2007. In 2007, the New York market was projected to have the second largest U.S. Hispanic population, with approximately 4.4 million Hispanics, which is approximately 21% of the New York market’s total estimated population. We believe that we own the strongest franchise in our target demographic group, with two of the four FM Spanish-language radio stations in the New York market, WSKQ-FM and WPAT-FM. The New York market experienced an annual radio revenue increase of 1.4% between 2001 and 2006. Radio revenue in the New York market is expected to grow at an annual rate of 1.5% between 2006 and 2011.

Puerto Rico

The Puerto Rico market is the twenty-eighth largest radio market in terms of advertising revenue, which was projected to be approximately $119.1 million in 2007. In 2007, the Puerto Rico market was projected to have approximately 3.9 million Hispanics, which is estimated to be approximately 99% of the Puerto Rico market’s total estimated population. The Puerto Rico market experienced an annual radio revenue growth of 5.8% between 2001 and 2006. Radio revenue in the Puerto Rico market is expected to grow at an annual rate of 2.4% between 2006 and 2011.

Miami

The Miami market is the eleventh largest radio market in terms of advertising revenue which was projected to be approximately $315.2 million in 2007. In 2007, the Miami market was projected to have the third largest U.S. Hispanic population, with approximately 2.1 million Hispanics, which is approximately 49% of the Miami market’s total estimated population. The Miami market experienced an annual radio revenue growth of 3.2% between 2001 and 2006. Radio revenue in the Miami market is expected to grow at an annual rate of 3.2% between 2006 and 2011.

Chicago

The Chicago market is the third largest radio market in terms of advertising revenue which was projected to be approximately $586.1 million in 2007. In 2007, the Chicago market was projected to have the fourth largest U.S. Hispanic population, with approximately 1.9 million Hispanics, which is approximately 20% of the Chicago market’s total estimated population. The Chicago market experienced an annual radio revenue increase of 1.8% between 2001 and 2006. Radio revenue in the Chicago market is expected to grow at an annual rate of 1.3% between 2006 and 2011.

San Francisco

The San Francisco market is the fifth largest radio market in terms of advertising revenue which was projected to be approximately $419.8 million in 2007. In 2007, the San Francisco market had the sixth largest U.S. Hispanic population, with approximately 1.7 million Hispanics, which is approximately 24% of the San Francisco market’s total estimated population. The San Francisco market experienced an annual radio revenue increase of 0.8% between 2001 and 2006. Radio revenue in the San Francisco market is expected to grow at an annual rate of 1.1% between 2006 and 2011.

Radio Station Programming

We format the programming of each of our radio stations to capture a substantial share of the U.S. Hispanic audience in its respective market. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin and each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to become very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. We have in-house research departments located in Miami and Los Angeles, which conduct extensive market research on a recurring basis. By employing listener study groups and telephone surveys modeled after Arbitron® written survey methodology, we are able to assess listener preferences, track trends and gauge our success on a daily basis, well before Arbitron® quarterly results are published. In this manner, we can respond immediately, if necessary, to any changing preferences of listeners and/or trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.

•	Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata and reggaeton music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic. Reggaeton is a modern rhythmic dance genre that incorporates certain elements of hip-hop music.

•	Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, nortena, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, nortena has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinalóa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music, international hits from Puerto Rico, Mexico, Latin America and Spain.

•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin and English classics mainly from the 1960’s, 1970’s and 1980’s.

•	Top 40. The Top 40 format consists of the most popular current chart hits.

•	News Talk. Top local, national and world news along with local traffic and weather information. Moment by moment monitoring of breaking news as it happens along with compelling hard hitting topics that shape our world.

•	Hurban. The Hispanic Urban (Hurban) format consists of “reggaeton”, which is dance music that originated in Panama and Puerto Rico more than a decade ago and has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop.

The following table lists the programming formats of our stations and the target demographic group of each station.

Target Buying
Demographic
Market	FM Station	Format	Group by Age

Los Angeles	KLAX	Regional Mexican	18-49
	KXOL	Hurban	18-34
New York	WSKQ	Spanish Tropical	18-49
	WPAT	Spanish Adult Contemporary	25-54
Puerto Rico	WMEG	Top 40	18-34
	WEGM	Top 40	18-34
	WRXD	News Talk	25-54
	WIOA	Spanish Adult Contemporary	18-49
	WIOB	Spanish Adult Contemporary	18-49
	WIOC	Spanish Adult Contemporary	18-49
	WZNT	Spanish Tropical	18-49
	WZMT	Spanish Tropical	18-49
	WZET	Spanish Tropical	18-49
	WODA	Hurban	18-34
	WNOD	Hurban	18-34
Chicago	WLEY	Regional Mexican	18-49
Miami	WXDJ	Spanish Tropical	18-49
	WCMQ	Spanish Oldies	25-54
	WRMA	Spanish Adult Contemporary	18-49
	WRZA	Regional Mexican	18-49
San Francisco	KRZZ	Regional Mexican	18-49

On-Line Properties (LaMusica.com)

As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish – English) websites providing content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously streams our stations content, which has broadened our audience reach. In addition, we hope to generate revenue from our key radio programs, on-air personalities and brands, which are being developed for downloadable video, ring-tone and interactive content use through our network website, LaMusica.com. We are also developing content from our production of musical events to create opportunities to sell, market and distribute this content through our websites and other media.

We believe that LaMusica.com, together with our broadcast portfolio, enables our audience to enjoy targeted and culturally specific entertainment options, such as concert listings, music reviews, local entertainment calendars, and interactive content on popular Latin artists and entertainers. At the same time, our online properties enable our advertisers to reach their targeted Hispanic consumers through an additional and dynamic medium.

Television Overview and Programming

On March 1, 2006, we launched MegaTV, our general entertainment Spanish-language television operation serving the South Florida market. We created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the market’s young U.S. Hispanic audience by focusing on our core strengths as an “entertainment”

company, thus offering a new alternative compared to the traditional Latino channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to compliment our Internet websites. We have developed approximately 70% of our programming and have commissioned other content from capable Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming. Advertising rates depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, the supply of and demand for television advertising time, as well as other qualitative factors. We also generate revenue from the sale of integrated sponsorships and program syndication.

Advertising Revenue

The vast majority of our revenue is derived from cash advertising sales. Advertising revenue is usually classified by two categories — “national” and “local”. “National” generally refers to advertising that is solicited by a representative firm for national advertisers. A subset category of National advertising revenue is network advertising revenue, which is advertising purchased by our other strategic alliance agreements. Our national sales representative for our radio stations is SBS/Interep LLC, a division of Interep National Radio Sales, Inc. and Hispanic Independent Television Sales, Inc. for our television stations. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

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

The broadcasting industry is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a station are based primarily on the station’s ability to attract an audience in a given market and on the attractiveness to advertisers of the station’s audience demographics, as well as the demand on available advertising inventory. Rates also vary depending upon a program’s popularity among the listeners/viewers an advertiser is seeking to attract and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning drive-time hours which are the peak hours for radio audience listening. In general, television advertising rates are higher during prime time evening viewing periods. A broadcaster that has multiple stations in a market appeals to national advertisers because these advertisers can reach more listeners and viewers, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. We believe that we will be able to continue increasing our rates as new and existing advertisers recognize the increasing desirability of targeting the growing U.S. Hispanic population.

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

We have short and long-term contracts with our advertisers, although it is customary in the radio and television industry that the majority of advertising contracts are short-term and generally run for less than three months. This affords broadcasters the opportunity to modify advertising rates as dictated by changes in viewer ratings, changes in competitive dynamics and changes in the business climate within a particular market. In each of our broadcasting markets, we employ sales personnel to obtain local advertising revenue. Our local sales force is responsible for maintaining relationships with key local advertisers and agencies and identifying new advertisers. We pay commissions to our local sales staff upon receipt of payment for their respective billings which assist in our collection efforts.

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

Competition

The success of each of our broadcast stations depends significantly upon their audience ratings and their share of the overall advertising revenue within their markets. The radio and television broadcasting industries are highly competitive businesses. Each of our radio stations competes with both Spanish-language and English-language radio stations in their market, as well as other media, such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, satellite radio, transit advertising and direct mail marketing. Our television operations compete for viewers and revenue with both Spanish-language and English-language television stations in the South Florida market, as well as nationally broadcast television operations, cable television, the Internet and other video media.

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

The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by satellite. The FCC has licensed companies for the use of a new technology, satellite digital audio radio services (known as SDARS), to deliver audio programming. SDARS provides a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. Some radio broadcast stations, including ours, are presently utilizing digital technology on their existing frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low cost neighborhood service on frequencies which would not interfere with existing stations.

The FCC has selected In-Band On-Channeltm, or IBOC, as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio®.” The FCC has authorized the commencement of “hybrid” IBOC transmissions, that is, simultaneous broadcast in both digital and analog format, pursuant to notification by the station. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. IBOC technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. The FCC has authorized use of IBOC digital technology developed by iBiquity Digital Corporation, or iBiquity, on AM and FM stations full-time to both improve sound quality and provide spectrum for enhanced data services, multiple program streams and allowing radio stations to time broker unused digital bandwidth to third parties, thereby providing new business opportunities for radio broadcasters. Final digital radio rules, including the imposition of new public interest requirements and appropriate limits to the amount of subscription requirements, remain under consideration by the FCC.

We currently utilize HD Radio® digital technology on two of our stations and will install it on at least four of our stations over the next year. This digital technology, which is not required by the FCC, offers the possibility of multiple audio channels in our assigned frequency.

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

Trademarks, Copyrights and Licenses

In the course of our business, we use various trademarks, copyrights, trade names, domain names and service marks, including logos, with our products and services and in our programming, advertising and promotions. Trademarks and copyrights are of material importance to our business and are protected by registration or otherwise in the United States and Puerto Rico. We believe our trademarks, copyrights, trade names, domain names and service marks are important to our business and we intend to continue to protect and promote them where appropriate and to protect the registration of new trademarks and copyrights, including through legal action, each of which expires at various times between 2009 and 2017, and which may be extended. We do not hold or depend upon any material government license, franchise or concession, except the broadcast licenses granted by the FCC and the trademarks granted by the United States Patent and Trademark Office.

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

Federal Regulation of Radio and Television Broadcasting

The radio and television broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates broadcast stations pursuant to the Communications Act of 1934, as amended (the Communications Act). The Communications Act permits the operation of broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:

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

Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenue for our broadcast stations or affect our ability to acquire additional broadcast stations or finance these acquisitions. Such matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to codify indecency regulations or increase sanctions for broadcasting indecent material;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to the involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to increase and/or quantify locally oriented program content and diversity;

•	proposals to change rules regarding studio location and operations;

•	technical and frequency allocation matters;

•	the implementation of digital audio broadcasting on a terrestrial basis;

•	changes in broadcast, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

The following table sets forth the license expiration dates of each of our media stations:

Broadcast		Date of	Date of License		Operation	FCC
Station	Market	Acquisition	Expiration		Frequency	Class	HAAT	Power
							(In meters)	(In kilowatts)

KLAX-FM	Los Angeles, CA	02/24/88	12/01/13		97.9 MHz	B	184	33.0
KXOL-FM	Los Angeles, CA	10/30/03	12/01/13		96.3 MHz	B	388	7.0
WSKQ-FM	New York, NY	01/26/89	06/10/06	(a)	97.9 MHz	B	415	6.0
WPAT-FM	New York, NY	03/25/96	06/01/14		93.1 MHz	B	433	5.4
WMEG-FM	Puerto Rico	05/13/99	02/01/12		106.9 MHz	B	594	25.0
WEGM-FM	Puerto Rico	01/14/00	02/01/12		95.1 MHz	B	600	25.0
WRXD-FM(b)	Puerto Rico	12/01/98	02/01/12		96.5 MHz	B	852	11.5
WZET-FM	Puerto Rico	05/13/99	02/01/12		92.1 MHz	A	337	3.0
WIOA-FM	Puerto Rico	01/14/00	02/01/12		99.9 MHz	B	560	31.0
WIOB-FM	Puerto Rico	01/14/00	02/01/12		97.5 MHz	B	302	50.0
WIOC-FM	Puerto Rico	01/14/00	02/01/12		105.1 MHz	B	(61)	47.0
WZNT-FM	Puerto Rico	01/14/00	02/01/12		93.7 MHz	B	560	28.0
WZMT-FM	Puerto Rico	01/14/00	02/01/12		93.3 MHz	B1	(69)	14.5
WODA-FM	Puerto Rico	01/14/00	02/01/12		94.7 MHz	B	560	31.0
WNOD-FM	Puerto Rico	01/14/00	02/01/12		94.l MHz	B	597	25.0
WLEY-FM	Chicago, IL	03/27/97	12/01/12		107.9 MHz	B	232	21.0
WXDJ-FM	Miami, FL	03/28/97	02/01/12		95.7 MHz	C2	167	40.0
WCMQ-FM	Miami, FL	12/22/86	02/01/12		92.3 MHz	C2	188	31.0
WRMA-FM	Miami, FL	03/28/97	02/01/12		106.7 MHz	CO	300	100.0
WRAZ-FM(c)	Miami, FL	01/01/08	02/01/12		106.3 MHz	C2	93	50.0
KRZZ-FM	San Francisco, CA	12/23/04	12/01/13		93.3 MHz	B	150	50.0
WSBS-TV	Key West, FL	03/01/06	02/01/13		CH. 22	TV	62	11.2
WSBS-DT	Miami, FL	03/01/06	02/01/13		CH. 3	DTV	54	1.0
WSBS-CA	Miami, FL	03/01/06	02/01/13		CH. 50	CA	236	150.0

(a)	Application for renewal of license is pending. In the great majority of cases, radio broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications. The FCC license for WSKQ-FM expired on June 10, 2006. A petition to deny the application for renewal was filed by several parties who alleged, inter alia, that WSKQ-FM had broadcast some indecent material over the license term. An opposition pleading was submitted to the Commission categorically stating that the allegations made did not raise sufficient questions to warrant non-renewal of the license. The application remains pending and the station continues to operate under its expired license until the FCC takes action on the renewal.

(b)	Broadcast station WRXD-FM was formerly known as WCMA-FM.

(c)	Pursuant to a Local Marketing Agreement between South Broadcasting Company, Inc. and SBS, the station is programmed by us and, therefore, attributable to us pursuant to FCC Rules.

Generally, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations. The FCC has created a subclass of Class C0 stations based on antenna height. Stations not meeting the minimum height requirement may be reclassified to a Class C0 category.

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

To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which noncontrolling voting stock interests are deemed proportionally reduced at each noncontrolling link in a multi-corporation ownership chain. A time brokerage agreement with another radio station in the same market creates an attributable interest in the brokered radio station, as well as for purposes of the FCC’s local radio station ownership rules, if the agreement affects more than 15% of the brokered radio station’s weekly broadcast hours.

Debt instruments, nonvoting stock options or other nonvoting interests with rights of conversion to voting interests that have not yet been exercised and insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership generally do not subject their holders to attribution. However, the holder of an equity or debt instrument or interest in a broadcast licensee, cable television system, daily newspaper or other media outlet shall have that interest attributed if the equity (including all stock holdings, whether voting or nonvoting, common or preferred) and debt interest or interests in the aggregate exceed 33% of the total asset value, defined as the aggregate of all equity plus all debt of that media outlet and the interest holder also holds an interest in a broadcast licensee, cable television system, newspaper or other media outlet operating in the same market that is subject to the broadcast multiple ownership or cross-ownership rules and is otherwise attributable or if the interest holder supplies over 15% of the total weekly broadcast programming hours of the station in which the interest is held.

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

Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets (defined as those counties in the Arbitron® defined market) in which a single entity may own an attributable interest as follows:

•	In a radio market with 45 or more full-power commercial and noncommercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

•	In a radio market with between 30 and 44 (inclusive) full-power commercial and noncommercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with between 15 and 29 (inclusive) full-power commercial and noncommercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with 14 or fewer full-power commercial and noncommercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50% of the radio stations in such market.

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals so long as:

•	the television stations do not have overlapping broadcast signals; or

•	there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market and one of the two commonly owned stations is not ranked in the top four based upon audience share.

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

The FCC presumes that it is “not inconsistent with the public interest” for one entity to own a newspaper and one broadcast station if (1) the market at issue is one of the twenty largest Nielsen Designated Market Areas (DMAs); (2) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (3) if the transaction involves a television station, at least eight independently owned and operated major media voices would remain in the DMA following the transaction; and (4) if the transaction involves a television station, that station is not among the top 4 ranked stations in the DMA.

A “media voice” includes each independently owned and operated full-power television and radio station and each daily newspaper that has a circulation exceeding 5% of the households in the market, plus one voice for all cable television systems operating in the market.

The FCC rules impose a limit on the number of television stations a single individual or entity may own nationwide.

For the purpose of radio ownership caps, the FCC defines local radio markets as geographic market assigned by Arbitron®, the private audience measurement service for radio broadcasters. For non-Arbitron® markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron®’s method. In the interim, the FCC will apply a “modified contour approach”, to non-Arbitron® markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area.

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

In establishing a national cap by statute, Congress did not make mention of the FCC’s ultra high frequency, or UHF, discount policy, whereby UHF stations are deemed to serve only one-half of the population in their television markets. The FCC may commence a proceeding to determine if the UHF discount policy should be retained, reused or eliminated. As the licensee of a UHF television station, the elimination or modification of the UHF discount policy could impact our ability to acquire television stations in the same or additional markets.

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

Indecency.  Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We cannot predict whether Congress will consider or adopt further legislation in this area.

Equal Employment Opportunities.  The FCC requires that licensees not discriminate in hiring practices, develop and implement programs designed to promote equal employment opportunities and maintain reports on these matters annually and submit reports to the FCC in connection with each license renewal application and mid-term between renewal applications.

Simulcasting.  The FCC rules also prohibit a licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner.

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

Digital Audio Radio Satellite Service.  The FCC has adopted rules for the Digital Audio Radio Satellite Service, also known as DARS, in the 2310-2360 MHz frequency band. In adopting the rules, the FCC stated, “although healthy satellite DARS systems are likely to have some adverse impact on terrestrial radio audience size, revenues and profits, the record does not demonstrate that licensing satellite DARS would have such a strong adverse impact that it threatens the provision of local service”. The FCC has granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee. An application, filed on March 20, 2007, to merge XM Satellite Radio and Sirius Satellite Radio is currently pending before the FCC and the Department of Justice. We cannot predict whether the merger will be granted, or the extent to which the operation of the two nationwide licensees separately or as a merged company, will have an adverse impact on our business. However, the two nationwide licenses are presently competing with terrestrial radio for talent, audience and advertisers.

Terrestrial Digital Radio.  The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters, and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service. The FCC has commenced a rulemaking to address formal standards and related licensing and service rule changes for terrestrial digital audio broadcasting. We cannot predict the impact of terrestrial digital audio radio service on our business.

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

Change of Community.  The FCC has adopted rules concerning the FM Table of Allotments to allow radio broadcasters to change their community of license more easily. We are evaluating our current licenses to see if a community of license change would be beneficial. We are aware that competitors may use this rule revision to improve their facilities, and other radio operators may use this rule in a way that would make them newly attractive acquisition targets for us.

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

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. As our station begins broadcasting digital signals, the cable systems that carry our station’s analog signals will not be required to carry such digital signal until we discontinue our analog broadcasting. The FCC has considered rules to govern the obligations of cable systems to carry local stations’ signals during and following the transition from analog to digital television broadcasting. It has a “dual carriage” requirement obligating cable systems to carry a broadcaster’s paired analog and digital channels. It has also decided that cable systems will be required to carry only one channel of digital signal from our station, despite the fact that operating in the digital mode will allow us to be able to broadcast multiple digital services. While adoption of a multicast must-carry requirement might have enabled us to take advantage of this new technology with the guarantee that our multiple programming efforts would be entitled to cable carriage, such a requirement might also have subjected us to increased competition from other stations seeking to add programming that competes with our programming as one or more of their additional program streams. It also could have subjected the “must carry” regime to further judicial review that could have resulted in the elimination of “must carry” treatment which could have had detrimental consequences for us.

Digital Television Services.  The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television, broadband data transmission and additional video streams.

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. Stations are permitted to phase in their digital television operations over a period of years after which they will be required to surrender their licenses to broadcast the analog, or nondigital, television signal to the government by February 17, 2009. Our full-power television station has completed construction of its DTV facility and is currently broadcasting on its analog and digital channels. No statutory deadline has been established for the mandatory conversion of Class A television stations, such as WSBS-CA, from analog to digital broadcasting.

Children’s Television Programming.  The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990 and rules requiring closed captioning of television programming. Furthermore, the 1996 Act contains a number of provisions related to television violence. We cannot predict the effect of the FCC’s present rules or future actions on our television broadcasting operations.

Localism.  In August 2003 the FCC introduced a “Localism in Broadcasting” initiative that, among other things, resulted in the creation of an FCC Localism Task Force, localism hearings at various locations throughout the country, and the July 2004 initiation of a proceeding to consider whether additional FCC rules and procedures are necessary to promote localism in broadcasting. In November 2007, the FCC adopted rules establishing a standardized form for reporting information on a television station’s public interest programming and requiring television broadcasters to post the new form — as well as all other documents in their public inspection files — on station websites. In January 2008, the FCC proposed rules designed to increase local news and public affairs programming, including the establishment of local advisory boards, changes to the broadcast station staffing and main studio rules, the use of FM translators by AM stations, specific guidelines on public affairs programming and revised license renewal processing guidelines. We can neither predict which of the FCC’s proposals may be adopted nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Other Proceedings.  The Satellite Home Viewer Improvement Act of 1999, or SHVIA, allows satellite carriers to deliver broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. Congress in 1999 enacted legislation to amend the SHVIA to facilitate the ability of satellite carriers to provide subscribers with programming from local television stations. Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We plan to take advantage of this law to secure carriage of our full-service station in our markets where the satellite operators have implemented local-into-local service. The SHVIA expired in 2004 and Congress adopted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA). SHVERA extended the ability of satellite operators to implement local-into-local service and, among its other provisions, required that the use of second dishes by satellite operators be ended on or before June 8, 2006.

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

On March 19, 2002, the Environmental Quality Board, Mayagüez, Puerto Rico Regional Office, or EQB, inspected our transmitter site in Maricao, Puerto Rico. Based on the inspection, EQB issued a letter to us on March 26, 2002 noting the following potential violations: (1) alleged violation of EQB’s Regulation for the Control of Underground Injection through construction and operation of a septic tank (for sanitary use only) at each of the two antenna towers without the required permits; (2) alleged violation of EQB’s Regulation for the Control of Atmospheric Pollution through construction and operation of an emergency generator of more than 10hp at each transmitter tower without the required permits; and (3) alleged failure to show upon request an EQB approved emergency plan detailing preventative measures and post-event steps that we will take in the event of an oil spill. We received the emergency plan approval and the emergency generator permit approval on April 30, 2003 and August 14, 2003, respectively. To date, no penalties or other sanctions have been imposed against us relating to these matters. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts have been accrued in the consolidated financial statements related to this contingency.

Management and Personnel

As of December 31, 2007, we had approximately 675 full-time employees and 74 part-time employees. None of our employees are organized or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Available Information

We are subject to the reporting and other information requirements of the Exchange Act. We file reports and other information with the SEC. Such reports and other information filed by us pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Washington D.C. 20549. If interested, please call 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website on the Internet containing reports, proxy materials, information statements and other items. The Internet website address is http://www.sec.gov.

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

The information on our Internet website is not, and shall not be deemed to be part of this report or incorporated into any other filings we make with the SEC.

Item 1A.  Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in connetion with evaluating our business and the forward-looking statements in this report. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

Risks Related to our Indebtedness

Our substantial amount of debt could adversely affect our financial health.

Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our registered 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share, or the Series B preferred stock, and, if issued, our registered 10 3/4% subordinated exchange notes due 2013, or the Exchange Notes. As of December 31, 2007, our ratio of total debt to last twelve months Consolidated EBITDA, as defined in our credit agreement governing our first lien credit facility term loan due 2012, or the First Lien Credit Facility, was 8.3 to 1.0. Our substantial level of debt could have several important consequences to the holders of our securities, including the following:

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

For the year ended December 31, 2007, we had net cash interest expense of $16.9 million. Our net cash interest expense will increase when and if we exchange our Series B preferred stock for the Exchange Notes. If we acquire additional stations in the future, depending on the financing used to fund these acquisitions, our interest expense may increase as well. In addition, we have recently paid and will be required to pay dividends in cash on our Series B preferred stock after October 15, 2008.

During 2007, we paid dividends in cash to holders of the Series B preferred stock in an amount equal to $9.7 million. Our ability to make payments on and to refinance our debt, pay dividends in cash on our Series B preferred stock, repurchase our Series B preferred stock when, and if, we are required to do so and to fund necessary or desired capital expenditures and any future acquisitions, will depend on our ability to generate and maintain cash in the future. Our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.

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

The terms of our Series B preferred stock, our Series C convertible preferred stock, par value $0.01 per share, (the Series C preferred stock, together with the Series B preferred stock, the Preferred Stock), our First Lien Credit Facility, and, if issued, the Exchange Notes, contain covenants that, among other things, limit our ability to:

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

The terms of the First Lien Credit Facility and Series B preferred stock also require us to satisfy certain financial conditions, which could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by our future operating performance and economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control. If one or more of these events occur, we cannot assure you that we will be able to comply with the covenants. A breach of any of these covenants could result in a default under one or more of our debt instruments.

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

On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of the Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of repurchase. In addition, if we experience certain kinds of changes of control as described in the certificate of designation creating the Series B preferred stock, subject to certain restrictions in our debt instruments we will be required to make an offer to purchase the Series B preferred stock for cash at a purchase price of 101% of the liquidation preference thereof, plus accumulated dividends. The source of funds for any such repurchases would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. We cannot assure you that we will have sufficient funds available to us on favorable terms, or at all, to repurchase all tendered Series B preferred stock or Exchange Notes, if issued, pursuant to these requirements. Our failure to offer to repurchase or to repurchase Series B preferred stock or Exchange Notes tendered, as the case may be, will result in a voting rights triggering event under the certificate of designation governing our Series B preferred stock or a default under the indenture that would govern our Exchange Notes, if issued, as the case may be. Such events could lead to a cross-default under our First Lien Credit Facility and under the terms of our other existing debt. In addition, our First Lien Credit Facility would either prohibit or effectively prohibit us from making any such required repurchases. Prior to repurchasing our Series B preferred stock or Exchange Notes, if issued, on a change of control event, we must either repay outstanding debt under our First Lien Credit Facility or obtain the consent of the lenders under such facility. If we do not obtain the required consents or repay our outstanding debt under our First Lien

Credit Facility, we would remain effectively prohibited from offering to repurchase our Series B preferred stock or Exchange Notes, if issued.

We may not have the funds or the ability to obtain additional financing for working capital, capital expenditures, any business strategy or other general corporate purposes.

We believe we have sufficient cash available to fund our operations and to support our acquisition business strategy. We may need additional financing due to future developments or changes in our business plan. We must rely on cash from operations and our $25.0 million revolving loan facility to support our capital expenditures and acquisition business strategy. In addition, our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur.

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

The success of our stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in New York, Los Angeles and Miami. In addition, both radio and television broadcasting are highly competitive businesses. Our broadcast stations compete in their respective markets for audiences and advertising revenues with other broadcast stations of all formats, as well as with other media, such as newspapers, magazines, television, satellite radio, cable services, outdoor advertising, the Internet and direct mail. In addition, a new electronic audience measurement technology, the Arbitron® Portable People Metertm, is in the process of being introduced to all markets in the U.S. We will be monitoring the effects of this new ratings system but we are not able to ascertain the impact the Arbitron® Portable People Metertm will have on ratings and advertising sales in the markets in which we operate. As a result, our stations’ audience ratings, market shares and advertising revenues may decline and any adverse change in a particular market could have a material adverse effect on the revenue of our broadcast stations located in that market and on the financial condition of our business as a whole.

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

Our New York, Los Angeles and Miami markets accounted for more than 70% of our revenue for the fiscal year ended December 31, 2007. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenues or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.

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

The integration of our acquisition of our television operation involves numerous risks. Our television operation was unprofitable in the fiscal years ended 2007 and 2006 and may fail to generate anticipated cash flows in the future. Additionally, we may have difficulties in the integration of its operations and systems.

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

Our industry is subject to rapid technological changes and, if we are unable to match or surpass such change, it may result in a loss of competitive advantage and market opportunity. The success of the television operation is largely dependent on certain factors, such as the extent of distribution of the developed programming, the ability to attract viewers, advertisers and acquire programming, and the market and advertiser acceptance of our programming. We cannot assure you that we will be successful in our initiative or that such initiatives will generate revenues or ultimately be profitable.

Our growth depends on successfully executing our expansion strategy.

We have pursued, and will continue to pursue, the expansion of media stations, through acquisitions, affiliations and other related media outlets, primarily in the largest U.S. Hispanic markets, as a growth strategy. We cannot assure you that our growth strategy will be successful. Our growth strategy is subject to a number of risks, including, but not limited to:

•	the limits on our ability to acquire additional stations due to our substantial level of debt;

•	the need to raise additional financing, which may be limited by the terms of our debt instruments and market conditions;

•	the failure to increase our station operating income or yield other anticipated benefits for future acquired stations;

•	the need for required regulatory approvals, including FCC and antitrust approvals;

•	the challenges of managing any rapid growth; and

•	the difficulties of programming newly acquired stations to attract listenership or viewership.

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

Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, and our ability to hire and retain qualified personnel. We employ or independently contract with several on-air personalities and hosts with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-

air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate ratings and revenues.

The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Jr., our Chairman of the board of directors, Chief Executive Officer and President, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.

Increased programming and content costs may adversely affect our profits.

We produce and acquire programming and content and incur costs for all types of creative talent, including actors, authors, writers and producers. An increase in the costs of such programming and content or in the costs for creative talent may lead to decreased profitability.

Piracy of our programming and other content, including digital and internet piracy, may decrease revenue received from the exploitation of our programming and other content and adversely affect our businesses and profitability

Piracy of programming is prevalent in many parts of the world and is made easier by technological advances allowing conversion of programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of our content. The proliferation of unauthorized copies and piracy of these products has an adverse effect on our businesses and profitability because these products reduce the revenue that we potentially could receive from the legitimate sale and distribution of our products and services.

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

There is significant uncertainty regarding the FCC’s media ownership rules, and such rules could restrict our ability to acquire stations.

The broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. The filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of licenses. The Communications Act and FCC rules also impose limitations on non-U.S. ownership and voting of our capital stock. Moreover, governmental regulations and policies may change over time and we cannot assure you that those changes would not have a material impact upon our business, financial position or results of operations.

Impairment of our goodwill and other intangible assets deemed to have indefinite useful lives can cause our net income or net loss to fluctuate significantly.

As of December 31, 2007, we had approximately $782.7 million of unamortized intangible assets, including goodwill of $32.8 million and FCC licenses of $749.9 million on our consolidated balance sheets. These unamortized intangible assets represented approximately 83.6% of our total assets. FASB Statement No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC licenses, cease to be amortized. SFAS No. 142 requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC licenses exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.

We currently account for our FCC licenses as an indefinite life asset, per SFAS No. 142. In the event we are no longer able to conclude that our FCC licenses have indefinite lives, as defined in SFAS No. 142, we may be required to amortize such licenses. The amortization of our FCC licenses would affect our earnings and earnings per share.

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

The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency and has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency. The FCC has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live programming. The FCC has also expanded the breadth of indecency regulation to include material that could be considered “blasphemy”, “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Legislation was introduced in Congress that significantly increased the penalties for broadcasting indecent programming and depending on the number of violations engaged in, would potentially subject us to license revocation, renewal or qualifications proceedings in the event that we broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.

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

Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congressional legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We therefore face increased potential costs in the form of fines for indecency violations, and we cannot predict whether Congress will consider or adopt further legislation in this area.

We may face regulatory review for additional acquisitions and divestitures in our existing markets and, potentially, acquisitions in new markets.

An important part of our growth strategy is the acquisition of additional media broadcast stations. Acquisitions and divestitures of broadcast stations by us are subject not only to obtaining FCC consent, but also to possible review by the U.S. Department of Justice, or the Justice Department, which has become more aggressive in reviewing proposed acquisitions of radio and television stations and station networks. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in market shares in excess of 40% of local radio advertising revenue. Similarly, the FCC reviews proposed broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may invite public comment on proposed broadcast transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local broadcast market.

Our operation of various real properties and station facilities could lead to environmental liability and increased compliance costs.

As the owner, lessee or operator of various real properties and station facilities, we are subject to various federal, state and local compliance and environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. However, there can be no assurance that compliance with existing or new laws and regulations will not require us to make significant expenditures of funds.

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

The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.

There can be no assurance that we will be able to maintain the listing of our common stock on the NASDAQ Global Market. The NASDAQ Stock Market, or NASDAQ, requires compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5). Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. Delisting from NASDAQ would also result in negative publicity and would also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board, an over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the NASDAQ Global Market, will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the pink sheets.

Current or future sales by existing stockholders could depress the market price of our Class A common stock.

The market price of our Class A common stock could drop as a result of sales of a large number of shares of Class A common stock or Class B common stock, par value $0.0001 per share (convertible into Class A common stock) by our existing stockholders or the perception that these sales may occur. These factors could make it more difficult for us to raise funds through future offerings of our Class A common stock.

Our failure to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements and could have a material adverse effect on our business and the price of our Class A common stock.

We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal controls over financial reporting. This effort included documenting and testing our internal controls. As of December 31, 2007, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal controls over financial reporting are effective in any future period (or if our independent registered public accounting firm was unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse impact on our business and possibly, the price of our Class A common stock.

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

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or natural disasters.

The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially impact our operations in specific geographic areas, as well as nationally, and it may decrease the use of and demand for advertising, which may decrease our revenues or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the U.S., contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies where we do business generally, specifically the market for advertising. In addition, natural disasters, such as hurricanes or earthquakes, could adversely impact any one or more of the markets where we do business.

Risks related to our Chairman, Chief Executive Officer, and President’s Controlling Position

Raúl Alarcón, Jr., our Chairman of the board of directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale.

Raúl Alarcón, Jr., our Chairman of the board of directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 80% of the combined voting power of our outstanding shares of common stock. As a result, Mr. Alarcón, Jr. will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Alarcón Jr.’s voting power may have the effect of discouraging offers to acquire us because any such acquisition would require his consent.

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

We may be influenced by our chairman of the board and our president and chief executive officer, whose interests may conflict with those of our other stockholders.

Mr. Alarcón, Jr. beneficially owns approximately 80% of the total voting power of our outstanding common stock. As such, he may be able to:

•	influence the election of our board of directors;

•	influence our management and policies; and

•	influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Under Delaware law, although our directors and officers have a duty of loyalty to SBS, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as the material facts as to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, or the transaction is otherwise fair to us.

Future sales by Raúl Alarcón, Jr. could adversely affect the price of our Class A common stock.

The price for our Class A common stock could substantially fluctuate if Mr. Alarcón, Jr. sells large amounts of shares in the public market, including any shares of our Class B common stock, which are automatically converted to Class A common stock when sold. These sales, or the possibility of such sales, could make it more difficult for us to raise capital by selling equity or equity-related securities in the future.

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

At December 31, 2007, the principal buildings owned or leased by us and used primarily by our television and radio segments are described below:

Our Principal Properties(1)

	Aggregate Size of
	Property in		Lease
	Square Feet	Owned or	Expiration
Location	(approximate)	Leased	Date

New York, NY(2)	12,000	Owned	N/A
Los Angeles, CA(3)	40,000	Owned	N/A
Miami, FL(4)	70,000	Owned	N/A
Miami, FL(5)	48,000	Leased	2015
Guaynabo, PR	29,000	Owned	N/A

(1)	Excludes properties less than 12,000 square feet.

(2)	Facility used for the offices and studios for WSKQ-FM and WPAT-FM and certain internet and television operations.

(3)	Facility used for the offices and studios for KLAX-FM and KXOL-FM and certain internet and television operations.

(4)	Facility under construction/renovation to house the consolidated Miami radio and television broadcasting operations. This facility was leased from November 25, 2006 to January 4, 2007, when the facility was purchased. We expect this facility to be operational in the 3rd quarter of 2008.

(5)	Building includes corporate space, and sales space for Miami radio and MegaTV.

In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry.

We lease (i) all of our other transmitter sites, with lease terms that expire between 2008 and 2044, assuming all renewal options are exercised, (ii) the office and studio facilities for our radio stations in Chicago and San Francisco, and (iii) additional office space for our radio stations in New York.

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

These backup transmitter facilities are a significant part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency. We have implemented a backup studio site for KRZZ-FM serving the San Francisco market in San Jose. We are planning to implement backup studio and alternate origination points to maintain operations in the event of a studio-site outage or emergency in the other cities of operation.

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

From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Wolf, et al., Litigation

On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the District Court) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the initial public offering). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them. On September 21, 2007, Kaye Scholer LLP, on behalf of the individual defendants, executed a tolling agreement with the plaintiffs providing for the dismissal without prejudice of all claims against the individual defendants upon the provision to plaintiffs of documentation showing that we had entity coverage for the period in question. Documentation of such coverage was subsequently provided to the plaintiffs on December 19, 2007, and the plaintiffs are expected to file a stipulation order, dismissing without prejudice, all claims against the individual defendants.

This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriters allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. The issuer defendants in the consolidated cases (collectively, the Issuer Defendants) filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants and issues common among all underwriter defendants (collectively, the Underwriter Defendants) in the consolidated cases. As a result of these motions, the Individual Defendants were dismissed from one of the claims against them, specifically the Section 10b-5 claim.

On August 31, 2005, the District Court issued an order of preliminary approval of a settlement proposal among the investors in the plaintiffs’ class, the issuer defendants and the issuer defendants’ insurance carriers (the Issuers Settlement). The principal components of the Issuers Settlement were: (1) a release of all claims against the Issuer Defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; (2) the assignment to the Plaintiffs of certain of the Issuer Defendants’ potential claims against the Underwriters; and (3) a guarantee by the Insurers to the Plaintiffs of the difference between $1 billion and any lesser amount recovered by the Plaintiffs from the Underwriter Defendants. The payments were to be charged to each Issuer Defendant’s insurance policy on a pro rata basis.

On October 13, 2004, the District Court granted Plaintiffs’ motion for class certification in six “focus cases” out of the more than 300 consolidated class actions, but on December 5, 2006, the United States Court of Appeals for the Second Circuit (the Second Circuit) reversed the order, holding that Plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On June 25, 2007, in light of the Second Circuit’s reversal of the class certification order and its subsequent denial of plaintiffs’ petition for a rehearing or rehearing en banc, the District Court entered a stipulation between plaintiffs and the Issuer Defendants, terminating the proposed Issuers Settlement which the court had preliminarily approved on August 31, 2005.

On May 30, 2007, the District Court held a status conference to discuss the impact of the Second Circuit’s December 5, 2006 decision and plaintiffs made an oral motion for class certification with respect to all of the consolidated actions, based on newly proposed class definitions.

On August 14, 2007, Plaintiffs filed amended complaints in the six “focus cases” and amended master allegations in the consolidated actions. On November 13, 2007, the Issuer Defendants moved to dismiss the amended complaints in the six “focus cases.” The motion is fully briefed. We are not named in any of the six “focus cases.”

On December 21, 2007, the Underwriter Defendants and Issuer Defendants filed oppositions to plaintiffs’ motion for class certification in the six “focus cases.” Plaintiffs’ reply brief is due on March 28, 2008 and the Underwriter Defendants’ and Issuer Defendants’ surreply briefs are due on April 22, 2008. The District Court has not set a date for oral argument.

On January 7, 2008, the Underwriter Defendants filed a motion (in which the Issuer Defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against us, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion. Plaintiffs filed an opposition to the motion on February 8, 2008, and the Underwriter Defendants’ filed a reply brief on February 29, 2008. We do not have sufficient information at this time to determine our ultimate exposure, if any, with respect to this matter.

Amigo Broadcasting Litigation

On December 5, 2003, Amigo Broadcasting, L.P. (Amigo) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the Court), against us, Raul Bernal (Bernal) and Joaquin Garza (Garza). Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that we (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the Property); (2) wrongfully converted the Property to our own use and benefit; (3) induced Bernal and Garza to breach their employment agreements with Amigo; (4) used and continued to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with us and our syndicators;

(5) invaded Amigo’s privacy by misappropriating the names and likenesses of Bernal and Garza; and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $5.0 million.

On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the District Court) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted mediation but were unable to reach a settlement. The case was thereafter tried before a jury the week of May 1, 2006. At the close of plaintiff’s evidence, defendants presented a motion for judgment as a matter of law and the motion was granted on all counts. The District Court entered judgment for the defendants – Garza, Bernal and us.

On June 2, 2006, Plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals. All briefs have been submitted and the Fifth Circuit Court of Appeals heard oral arguments on December 5, 2007. Based on the existing circumstances, we believe that it is unlikely that the appeal will result in a material adverse outcome to us.

See “Item 1. Business — Environmental Matters”.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Item 4A.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our directors, executive officers and certain key employees as of December 31, 2007. Each of our directors and officers serves until his successor is elected and qualified.

Name	Age	Position

Raúl Alarcón, Jr.	51	Chairman of the Board of Directors, Chief Executive Officer and President
Pablo Raúl Alarcón, Sr.	82	Chairman Emeritus and Director
Joseph A. García	62	Chief Financial Officer, Executive Vice President and Secretary
Marko Radlovic	44	Chief Operating Officer of Radio Segment and Executive Vice President
Cynthia Hudson	45	Chief Creative Officer
Antonio S. Fernandez	68	Director
Jose A. Villamil	61	Director
Mitchell A. Yelen	60	Director
Jason L. Shrinsky	70	Director

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

Marko Radlovic became our Chief Operating Officer of the Radio Segment on November 7, 2007 and has been our Executive Vice President since July 21, 2005. Previously, Mr. Radlovic was our Chief Operating Officer of the Company from July 21, 2005 through November 6, 2007 and was our Chief Revenue Officer from December 2003 through July 2005. Mr. Radlovic is responsible for day to day operational matters and overseeing the revenue and profit performance of all of our radio stations. Mr. Radlovic was Vice President/General Manager for our Los Angeles radio cluster from January 2002 until November 2003 and previously served as Vice President of Sales for the Los Angeles cluster. Prior to joining us, he was Market Manager for Cumulus Media in Southern California from January 2001 until August 2001 and was Vice President/General Manager for AM/FM Inc. in Los Angeles from October 1998 to October 2000.

Cynthia Hudson became our Chief Creative Officer and Executive Vice President on January 3, 2006. Ms. Hudson is responsible for MegaTV and our bilingual Internet portals. From 1997-2005, Ms. Hudson served as Senior Vice President and Editorial Director of Cosmopolitan Television (a Hearst Entertainment and Syndication Group division), heading up the creation and development of the Cosmopolitan TV Networks. Ms. Hudson led the research, development and creation of Cosmo TV, overseeing design of original programs, on-air packaging, promotions and program acquisitions, as well as the creation and production of original formats. Ms. Hudson is an eight-time Emmy Award winning producer, writer and international television executive with over 20 years experience in both the U.S. broadcast and international cable TV industries.

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

Jose A. Villamil became one of our directors on June 30, 2004. Mr. Villamil has over 25 years of experience as a private business economist and as a senior policymaker of both the federal and State of Florida governments. Mr. Villamil is the Chief Executive Officer of The Washington Economics Group, Inc., serving in such position from 1993 to 1998 and from 2000 to the present. From 1999 to 2000, he was Director for Tourism, Trade and Economic Development of Florida. Mr. Villamil served most recently as Chairman of the Council of Economic Advisors of Florida and a member of the board of directors of Enterprise Florida, Inc. Since April 2003, Mr. Villamil has been director of Mercantile CommerceBank, N.A. and CommerceBank Holding Corp. Most recently, Mr. Villamil was appointed to President George W. Bush’s Advisory Committee on Trade Policy and Negotiations. From 1989-1993, Mr. Villamil served as Chief Economist and later as Undersecretary for Economic Affairs at the United States Department of Commerce.

Mitchell A. Yelen became one of our directors on October 1, 2007. Mr. Yelen is currently the Director of tax services at Pinchasik, Strongin, Muskat, Stein & Company, P.A. where he has been employed since 1984 specializing in litigation support, complex tax research and financial planning. Mr. Yelen previously held positions at CPA firms: Kaufman, Rossin & Co., P.A. and Alexander Grant & Co., P.A. Among other degrees, he holds an M.B.A. in Finance from Northwestern University and a J.D. and L.L.M. in taxation from the University of Miami.

Jason L. Shrinsky became one of our directors on November 2, 1999. Mr. Shrinsky is a retired partner from the law firm Kaye Scholer LLP, which he joined as a partner in 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye Scholer LLP has served as our legal counsel for more than 20 years.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our Class A common stock is traded on the NASDAQ Global Market under the symbol “SBSA”. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Global Market.

	2007		2006
	High	Low	High	Low

First quarter	$4.70	3.75	6.07	4.95
Second quarter	4.95	3.27	5.65	4.89
Third quarter	4.60	2.48	5.24	3.94
Fourth quarter	2.84	1.68	5.20	3.90

(b)	Record Holders

As of March 13, 2008, there were approximately 127 record holders of our Class A common stock, par value $0.0001 per share and four record holders of our Class B common stock, par value $0.0001 per share (Class B common stock). These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established trading market for our Class B common stock, par value $0.0001 per share. However, the Class B common stock is convertible to our Class A common stock on a share-for-share basis.

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

Stockholder Return Performance Presentation

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) and the NASDAQ Telecommunications Index, from December 31, 2002 to December 31, 2007. The data set forth below assumes that the value of an investment in our Class A common stock and in each index on December 31, 2002 was $100, and assumes the reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparsion of 5 Year Cumulative Total Return* from December 31, 2002 to December 31, 2007
Among Spanish Broadcasting System, Inc., The NASDAQ Composite Index And The NASDAQ Telecommunications Index

*	$100 INVESTED ON DECEMBER 31, 2002 IN STOCK OR INDEX, INCLUDING REINVESTMENT OF DIVIDENDS.

Cumulative total return	12/02	12/03	12/04	12/05	12/06	12/07
Spanish Broadcasting System, Inc.	$100.00	146.53	146.67	70.97	57.08	25.69
NASDAQ Composite	$100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Telecommunications	$100.00	188.21	199.04	192.18	244.38	253.12

(e)	Equity Compensation Plans

Information called for by Item 5 is set forth under the heading “Directors and Executive Officers of the Registrant” in Item 4A of this annual report and in our proxy statement relating to the 2008 Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated herein by this reference.

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands, except ratios, shares outstanding and per share data)

The following table sets forth the historical consolidated financial information of our business. The selected historical consolidated financial information presented below under the caption “Statement of Operations Data”, “Other Financial Data” and “Consolidated Balance Sheet Data”, as of and for the fiscal years ended December 31, 2004 and 2003, are derived from our historical audited consolidated financial statements but not included in this annual report on Form 10-K.

Effective December 30, 2002, we changed our fiscal year end from a broadcast calendar 52-53-week fiscal year ending on the last Sunday in December to a calendar year ending on December 31. Financial results for December 30 and 31, 2002 are included in our financial results for the fiscal year ended December 31, 2003.

Our selected historical consolidated financial data should be read in conjunction with our historical consolidated financial statements as of December 31, 2007 and 2006, and for the fiscal years ended December 31, 2007, 2006 and 2005, the related notes included in Item 15 of this report. For additional information see the financial section of this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2007	2006	2005	2004	2003

Statement of Operations Data:
Net revenue	$179,752	176,931	169,832	156,443	135,266
Station operating expenses(1)(2)	125,281	125,104	103,162	88,202	73,374
Stock-based programming expense(3)	—	—	—	—	2,943
Corporate expenses(2)	14,967	14,440	14,359	13,346	17,853
Depreciation and amortization	4,742	3,991	3,447	3,308	2,901
Loss (gain) on the sale of assets, net of disposal costs(4)	49	(50,795)	645	(5,461)	—

Operating income from continuing operations	34,713	84,191	48,219	57,048	38,195
Interest expense, net(5)	(19,057)	(20,176)	(35,619)	(41,109)	(36,622)
Loss on early extinguishment of debt(6)	—	(2,997)	(32,597)	—	—
Other income (expense), net	1,986	(3)	1,769	164	1,125

Income (loss) from continuing operations before income taxes and discontinued operations	17,642	61,015	(18,228)	16,103	2,698
Income tax expense(7)	16,661	11,145	17,034	16,495	11,280

Income (loss) from continuing operations before discontinued operations	981	49,870	(35,262)	(392)	(8,582)
Discontinued operations, net of income taxes(8)	—	—	(8)	28,410	(168)

Net income (loss)	981	49,870	(35,270)	28,018	(8,750)
Dividends on preferred stock	$(9,668)	(9,668)	(9,449)	(8,548)	(1,366)
Preferred stock beneficial conversion	—	—	—	(11,457)	—

Net income (loss) applicable to common stockholders	$(8,687)	40,202	(44,719)	8,013	(10,116)

Income (loss) per common share:
Basic and diluted (before discontinued operations)	$(0.12)	0.56	(0.62)	(0.31)	(0.16)
Basic and diluted	(0.12)	0.56	(0.62)	0.13	(0.16)
Weighted average common shares outstanding:
Basic	$72,381	72,381	72,381	64,900	64,684
Diluted	72,381	72,383	72,381	65,288	64,684
Other financial data:
Capital expenditures, excluding acquisitions	$10,514	9,616	4,484	2,998	3,365
Net cash provided by operating activities	18,124	19,931	11,733	12,839	13,226
Net cash (used in) provided by investing activities	(10,499)	36,598	48,798	75,458	(231,170)
Net cash (used in) provided by financing activities	(13,318)	(114,870)	(67,407)	(1,874)	192,123
Consolidated Balance Sheet Data:
Cash and cash equivalents	$61,122	66,815	125,156	132,032	45,609
Total assets	936,129	929,740	1,013,217	1,009,723	842,282
Total debt (including current portion)	341,073	335,592	423,130	453,947	454,194
Preferred stock	89,932	89,932	89,932	84,914	76,366
Total stockholders’ equity	304,603	322,994	274,827	312,636	216,676

(1)	Station operating expenses include engineering, programming, selling and general and administrative expenses, but exclude stock-based programming expenses, which are listed separately. Refer to footnote No. 3 below for further details.

(2)	We adopted SFAS No. 123(R) Share-Based Payment, using the modified prospective transition method beginning January 1, 2006. Accordingly, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures.

The impact on our results of operations of recording stock based compensation for the fiscal years ended December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006

Station operating expenses	$897	1,037
Corporate expenses	736	942

Total stock-based compensation expense	$1,633	1,979

(3)	We were required to issue warrants to the International Church of the FourSquare Gospel (ICFG) from the date that ICFG ceased to broadcast its programming over KZAB-FM and KZBA-FM until the closing of the acquisition of KXOL-FM. On each of March 31, April 30, May 31, June 30, July 31, August 31, and September 30, 2003, we granted ICFG a warrant exercisable for 100,000 shares (an aggregate of 700,000 shares) of our Class A common stock at an exercise price of $6.14, $7.67, $7.55, $8.08, $8.17, $7.74 and $8.49 per share, respectively. The warrant issued on September 30, 2003 was the final warrant required under the amended time brokerage agreement due to the closing of the acquisition of KXOL-FM. We assigned these warrants an aggregate fair market value of approximately $2.9 million based on the Black-Scholes option pricing model. The fair market value of each warrant was recorded as a nonrecurring stock-based programming expense on the respective date of grant. During fiscal year 2006, all of the warrants issued expired, unexercised.

(4)	On January 31, 2006, we sold the stations’ assets of KZAB-FM and KZAB-FM for $120.0 million, which consisted of $63.9 million of intangible assets, net and $1.2 million of property and equipment. We recognized a gain of approximately $50.8 million, net of disposal costs.

On November 30, 2004, we sold the stations’ assets of WDEK-FM, WKIE-FM and WKIF-FM for $28.0 million, which consisted of $21.3 million of intangible assets, net and $1.0 million of property and equipment. We recognized a gain of approximately $5.5 million, net of disposal costs.

(5)	Interest expense, net, includes noncash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(6)	During the fiscal year ended December 31, 2006, we repaid our $100.0 senior secured credit facility due 2013 (Second Lien Credit Facility). We recorded a loss on early extinguishment of debt of approximately $3.0 million, which was related to the write-off of the related unamortized deferred financing costs and prepayment premium.

During the fiscal year ended December 31, 2005, we repaid $481.2 million of the outstanding indebtedness, redemption premiums and accrued interest under a senior credit facility and the 9 5/8% senior subordinated notes due 2009. We recorded an extraordinary loss of approximately $32.6 million, which was related to the write-off of the related unamortized deferred financing costs and call premiums.

(7)	Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.

(8)	On December 31, 2001, we adopted the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 144). Under SFAS No. 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. We determined that the sales of KPTI-FM serving the San Francisco, California market, KLEY-FM and KSAH-AM serving the San Antonio, Texas market and KTCY-FM serving the Dallas, Texas market, each met the criteria in accordance with SFAS No. 144. The results of operations of these stations, including the gains on the sales of these assets, were classified as discontinued operations in the selected historical consolidated statements of operations.

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

Overview

We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and/or operate 21 radio stations in markets that reach approximately 48% of the U.S. Hispanic population, and two television stations, which reach approximately 2.0 million households in the South Florida market, and nationally throughout the U.S. on DirecTV Más. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. Our two television stations operate as one television operation, branded “MegaTV”. As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish — English) websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the United States and Puerto Rico.

On March 1, 2006, we acquired television stations WSBS-TV (Channel 22, formerly known as WDLP-TV) and its derivative digital television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, serving the South Florida market. On March 1, 2006, we also launched MegaTV, our general interest Spanish-language television operation. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to complement our Internet websites. We have developed approximately 70% of our programming and have commissioned other content from Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming.

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

Fiscal Year Ended 2007 Compared to Fiscal Year Ended 2006

The following summary table presents separate financial data for each of our operating segments (in thousands).

				Change
	2007	2006	Change	Percentage
	( In thousands)

Net revenue:
Radio	$169,573	172,081	(2,508)	(1)%
Television	10,179	4,850	5,329	110%

Consolidated	$179,752	176,931	2,821	2%

Engineering and programming expense:
Radio	$35,896	33,798	2,098	6%
Television	14,687	16,882	(2,195)	(13)%

Consolidated	$50,583	50,680	(97)	0%

Selling, general and administrative:
Radio	$67,097	66,383	714	1%
Television	7,601	8,041	(440)	(5)%

Consolidated	$74,698	74,424	274	0%

Corporate expenses	14,967	14,440	527	4%
Depreciation and amortization:
Radio	$2,897	2,637	260	10%
Television	608	355	253	71%
Corporate	1,237	999	238	24%

Consolidated	$4,742	3,991	751	19%

Loss (gain) on sale of assets, net of disposal costs
Radio	$49	(50,795)	50,844	(100)%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$49	(50,795)	50,844	(100)%

Operating income (loss):
Radio	$63,634	120,058	(56,424)	(47)%
Television	(12,717)	(20,428)	7,711	(38)%
Corporate	(16,204)	(15,439)	(765)	5%

Consolidated	$34,713	84,191	(49,478)	(59)%

The following summary table presents a comparison of our operating results of operations for the fiscal years ended December 31, 2007 and 2006. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

				Change
	2007	2006	Change	Percentage
	(In thousands)

Net revenue	$179,752	176,931	2,821	2%
Engineering and programming expenses	50,583	50,680	(97)	0%
Selling, general and administrative expenses	74,698	74,424	274	0%
Corporate expenses	14,967	14,440	527	4%
Depreciation and amortization	4,742	3,991	751	19%
Loss (gain) on sales of assets, net of disposal costs	49	(50,795)	50,844	(100)%

Operating income	34,713	84,191	(49,478)	(59)%
Interest expense, net	(19,057)	(20,176)	1,119	(6)%
Loss on early extinguishment of debt	—	(2,997)	2,997	(100)%
Other income (expense), net	1,986	(3)	1,989	(66,300)%
Income tax expense	16,661	11,145	5,516	49%

Net income	$981	49,870	(48,889)	(98)%

Net Revenue

The increase in our consolidated net revenue of $2.8 million or 2% was due to the increase in net revenue from our television segment of $5.3 million or 110%, offset by our radio segment net revenue decrease of $2.5 million or 1%. Our television segment growth was primarily due to (a) MegaTV establishing itself within the South Florida advertising community during the past 22 months, which resulted in an ability to increase advertising rates and sell more inventory, and (b) our television results reflecting a full year of revenue compared to the prior period’s results reflecting only ten-months of revenue. Our radio segment had a decrease in net revenue primarily due to lower local sales. The decrease in local sales occurred primarily in our Los Angeles, Miami, Chicago and Puerto Rico markets, offset by an increase in our New York and San Francisco markets.

Engineering and Programming Expenses

Our consolidated engineering and programming expenses were flat compared to the prior year. Our television segment expenses decreased $2.2 million or 13%, primarily due to a decrease in programming pre-launch costs, original produced programming, and compensation and benefits for our television programming personnel due to a reduction of headcount. Our radio segment expenses increased $2.1 million or 6%, primarily related to an increase in compensation and benefits for our radio programming personnel and higher music license fees.

Selling, General and Administrative Expenses

Our consolidated selling, general and administrative expenses were flat compared to the prior year. Our radio segment expenses increased $0.7 million or 1%, primarily due to an increase in professional fees and legal settlements. These increases in our radio segment’s expenses were offset by a decrease in local sales commissions related to lower sales. Our television segment expenses decreased $0.4 million or 5%, primarily due to the decrease in cash advertising, promotional and marketing costs related to the prior year launching of MegaTV.

Corporate Expenses

The increase in corporate expenses was mainly a result of an increase in employee compensation and benefits, offset by a decrease in legal and professional fees, and directors and officers insurance.

Loss (Gain) on Sales of Assets, Net

The prior period gain on sale of assets, net, is related to the sale of radio stations KZAB-FM and KZBA-FM, serving the Los Angeles, California market, which was completed on January 31, 2006, at which time we recognized a pre-tax gain of approximately $50.8 million.

Operating Income

The decrease in operating income was primarily attributed to the gain on sale of assets, net, of $50.8 million which was recognized in the prior period, offset by an increase in consolidated net revenue and decreases in operating expenses.

Interest Expense, Net

The decrease in interest expense, net, was primarily due to the elimination of interest expense incurred on our $100.0 million Second Lien Credit Facility, which was repaid on February 17, 2006.

Loss on Early Extinguishment of Debt

The prior period loss on early extinguishment of debt of $3.0 million was due to the prepayment premium and the write-off of unamortized deferred financing costs related to the repayment of our $100.0 million Second Lien Credit Facility.

Other Income (Expense)

The increase in other income relates to the write-off of the unused portion of unearned revenue that expired on March 1, 2007. This unearned revenue relates to the MegaTV acquisition advertising agreement that provides the seller with the opportunity to use $2.0 million of advertising per year, for three years.

Income Taxes

The increase in income taxes was primarily due to the income tax benefit recognized in the prior period, which was related to the sale of radio stations KZAB-FM and KZBA-FM. Our effective tax rate continues to be impacted by a valuation allowance on substantially all of our deferred tax assets.

Net Income

The decrease in net income was primarily due to the gain on sale of assets of $50.8 million and its related income tax benefit of $6.4 million, which were recognized in the prior period.

Fiscal Year Ended 2006 Compared to Fiscal Year Ended 2005

The following summary table presents separate financial data for each of our operating segments (in thousands).

				Change
	2006	2005	Change	Percentage
	(In thousands)

Net revenue:
Radio	$172,081	169,832	2,249	1%
Television	4,850	—	4,850	100%

Consolidated	$176,931	169,832	7,099	4%

Engineering and programming expense:
Radio	$33,798	32,098	1,700	5%
Television	16,882	1,949	14,933	766%

Consolidated	$50,680	34,047	16,633	49%

Selling, general and administrative:
Radio	$66,383	67,875	(1,492)	(2)%
Television	8,041	1,240	6,801	548%

Consolidated	$74,424	69,115	5,309	8%

Corporate expenses	14,440	14,359	81	1%
Depreciation and amortization:
Radio	$2,637	2,343	294	13%
Television	355	81	274	338%
Corporate	999	1,023	(24)	(2)%

Consolidated	$3,991	3,447	544	16%

(Gain) loss on sale of assets, net
Radio	$(50,795)	645	(51,440)	(7,975)%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$(50,795)	645	(51,440)	(7,975)%

Operating income (loss):
Radio	$120,058	66,871	53,187	80%
Television	(20,428)	(3,270)	(17,158)	525%
Corporate	(15,439)	(15,382)	(57)	0%

Consolidated	$84,191	48,219	35,972	75%

The following summary table presents a comparison of our operating results of operations for the fiscal years ended December 31, 2006 and 2005. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

				Change
	2006	2005	Change	Percentage
	( In thousands)

Net revenue	$176,931	169,832	7,099	4%
Engineering and programming expenses(1)	50,680	34,047	16,633	49%
Selling, general and administrative expenses(1)	$74,424	69,115	5,309	8%
Corporate expenses(1)	14,440	14,359	81	1%
Depreciation and amortization	3,991	3,447	544	16%
Loss (gain) on sales of assets, net of disposal costs	(50,795)	645	(51,440)	(7,975)%

Operating income from continuing operations	84,191	48,219	35,972	75%
Interest expense, net	(20,176)	(35,619)	15,443	(43)%
Loss on early extinguishment of debt	(2,997)	(32,597)	29,600	(91)%
Other (expense) income, net	(3)	1,769	(1,772)	(100)%
Income tax expense	11,145	17,034	(5,889)	(35)%
Loss on discontinued operations, net of taxes	—	(8)	8	(100)%

Net income (loss)	$49,870	(35,270)	85,140	(241)%

(1) Includes stock-based compensation expenses:
Engineering and programming expenses	$762	—	762	100%
Selling, general and administrative expenses	275	—	275	100%
Corporate expenses	942	—	942	100%

Total stock-based compensation expenses	$1,979	—	1,979	100%

Net Revenue

The growth of 4% in consolidated net revenue was due to an increase in net revenue from our radio and television segments. Our radio segment had net revenue growth of 1% or $2.2 million primarily from local revenues. The increase in radio’s local revenue was offset by decreases in national sales of $3.0 million, promotional event sales of $3.8 million and other revenues of $2.2 million related to LMA fees received for KZAB-FM and KZBA-FM. This radio net revenue growth was primarily in our San Francisco and Puerto Rico markets. In addition, our new television segment “MegaTV”, which debuted on March 1, 2006, generated net revenue of $4.9 million primarily from local revenues.

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

Selling, General and Administrative Expenses

The increase of 8% or $5.3 million in consolidated selling, general and administrative expenses was mainly due to our new television segment, which had an increase of $6.8 million in expenses, primarily related to (a) advertising and promotions costs, (b) employee compensation and benefits, (c) rent expense and (d) rating service fees. Our radio segment had a decrease of 2% or $1.5 million in selling, general and administrative expenses, as a result of decreases in (i) advertising and promotions costs, (ii) promotional events expense and (iii) professional fees, mainly related to our in-house compliance with the Sarbanes-Oxley Act of 2002. These decreases in our radio segment’s selling, general and administrative expenses were offset by increases in radio’s (a) local commissions due to the increase in net revenue, (b) employee compensation and benefits costs, which includes SFAS No. 123(R) stock based-compensation, (c) provision for doubtful accounts receivable, (d) rent expense, and (e) tax and license fees.

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

Net Income (Loss)

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

Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreement governing our First Lien Credit Facility and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

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

We had cash and cash equivalents of $61.1 million and $66.8 million as of December 31, 2007 and 2006, respectively.

The following summary table presents a comparison of our capital resources for the fiscal years ended December 31, 2007 and 2006, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and notes.

	2007	2006	Change
	(In thousands)

Capital expenditures:
Radio	$2,080	4,387	(2,307)
Television	5,287	3,983	1,304
Corporate	3,147	1,246	1,901

Consolidated	$10,514	9,616	898

Net cash flows provided by operating activities	$18,124	19,931	(1,807)
Net cash flows (used in) provided by investing activities	(10,499)	36,598	(47,097)
Net cash flows used in financing activities	(13,318)	(114,870)	101,552

Net decrease in cash and cash equivalents	$(5,693)	(58,341)	52,648

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of a decrease in cash received from our customers, and an increase in cash paid for prepaid expenses and other current assets and other assets.

Net Cash Flows (Used in) Provided by Investing Activities

Changes in our net cash flows from investing activities were primarily a result of the following: (a) in 2007, we acquired a building and its related land and have begun making significant improvements to that building totaling $4.3 million and other capital expenditures of $6.2 million, and (b) in 2006, we received proceeds of $64.8 million for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by $18.5 million of payments made to acquire our television operation “MegaTV” and capital expenditures of $9.6 million.

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

	2006	2005	Change
	(In thousands)

Capital expenditures:
Radio	$4,387	2,562	1,825
Television	3,983	1,326	2,657
Corporate	1,246	596	650

Consolidated	$9,616	4,484	5,132

Net cash flows provided by operating activities	$19,931	11,733	8,198
Net cash flows provided by investing activities	36,598	48,798	(12,200)
Net cash flows used in financing activities	(114,870)	(67,407)	(47,463)

Net decrease in cash and cash equivalents	$(58,341)	(6,876)	(51,465)

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of a decrease in cash paid for interest, and an increase in cash received from our customers.

Net Cash Flows Provided by Investing Activities

Changes in our net cash flows from investing activities were primarily a result of the following: (a) in 2006, we received proceeds of $64.8 million for the sale of our Los Angeles stations KZAB-FM and KZBA-FM, offset by $18.5 million of payments made to acquire our television operation “MegaTV” and other capital expenditures, while (b) in 2005, we received deposits totaling $35.0 million for the sale of Los Angeles stations KZAB-FM and KZBA-FM, offset by capital expenditures.

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

Recent Developments

Local Marketing Agreement

On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc. (South Broadcasting), a company owned by our Chairman Emeritus and a member of our board of directors. Pursuant to the local marketing agreement, we are permitted to broadcast our Mexican Regional programming on radio station 106.3 FM (the LMA Station). We are required to pay the operating costs of the LMA Station and in exchange we will retain all revenues from the sale of the advertising within the programming we provide. The local marketing agreement will terminate, among other things, upon the first anniversary of the effective date, unless we provide 120 days written notice to South Broadcasting of our election to renew for a period of three years. Under the terms of the local marketing agreement, we have the right of first negotiation and the right of first refusal to match a competing offer. However, after the first anniversary of the effective date, if we do not agree to match the terms of the competing offer or fail to notify South Broadcasting of our intent to match the competing offer, then South Broadcasting has the right to accept such offer, provided South Broadcasting pays us the early termination fee equal to the lesser of 5% of the aggregate purchase price of the LMA Station or $1.0 million.

Acquisition of a Facility and Related Financing

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the Purchase Agreement). The real property consists of 5.47 acres (234,208 square feet) and approximately 62,000 square feet of office space (the Property). The Property was acquired from 7007 Palmetto Investments, LLC (Seller), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. During 2007, pursuant to the terms of the Purchase Agreement, we made deposits totaling $1.0 million in escrow that were released at the closing and was applied to the purchase price. At December 31, 2006, these deposits were included in other assets in the accompanying consolidated balance sheets. We funded the purchase price using cash on hand and borrowings and we expect to incur significant construction costs for the new broadcasting facility. Upon the completion of construction at the building, we will consolidate our Miami radio and television operations at the new broadcasting facility.

In connection with the acquisition of the Property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the Loan Agreement), a ten-year promissory note in the original principal amount of $7.7 million (the Note), and a Mortgage, Assignment of Rents and Security Agreement (the Mortgage) in favor of Wachovia Bank, National Association (Wachovia). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the Property and any related collateral.

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

Contractual Obligations

The following table summarizes our principal and interest contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in 2008 and future periods (in thousands):

Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter

Recorded obligations:
First Lien Credit Facility term loan due 2012(a)	$399,172	22,029	21,835	21,671	21,507	312,130	—
Non-interest bearing note due 2009(b)	18,500	—	18,500	—	—
Other long-term debt(c)	11,705	969	958	941	878	752	7,207
10 3/4% Series B cumulative exchangeable redeemable preferred stock(d)	146,328	9,668	9,668	9,668	9,668	9,668	97,988

	575,705	32,666	50,961	32,280	32,053	322,550	105,195
Unrecorded obligations:
Operating leases(e)	38,516	6,444	4,257	4,194	4,141	4,184	15,296
Employment agreements(f)	44,473	20,244	11,637	6,716	3,569	2,244	63
Purchase obligations and others(g)	25,908	5,028	4,254	4,909	5,595	6,030	92

Total obligations	$684,602	64,382	71,109	48,099	45,358	335,008	120,646

(a)	Our First Lien Credit Facility is a variable-rate debt instrument, but we entered into an interest rate swap to hedge (fix) our interest rate until June 2010. See notes 2(v) and 7 to our consolidated financial statements for additional information. For the purpose of calculating our contractual obligations, we assumed an interest rate of approximately 6.0% after the interest rate swap terminates.

(b)	In connection with the acquisition of MegaTV, we entered into a thirty-four month, non-interest-bearing secured promissory note in the principal amount of $18.5 million, which is due on January 6, 2009.

(c)	Other long-term debt relates to a capital lease and mortgage related to a building (see note 9 to our consolidated financial statements).

(d)	Our Series B preferred stock has no specified maturity. However, holders of the preferred stock may exercise an option on October 15, 2013, to require us to redeem all or a portion of their preferred stock. The holders of shares of Series B preferred stock are entitled to receive cumulative dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share. All dividends are cumulative from the date of issuance of the Series B preferred stock and are payable quarterly in arrears on October 15, January 15, April 15 and July 15 of each year. On or before October 15, 2008, we, at our option, may pay dividends in cash or in additional fully paid and nonassessable shares of Series B preferred stock (including fractional shares or, at our option, cash in lieu of fractional shares) having an aggregate liquidation preference equal to the amount of such dividends. After October 15, 2008, dividends may be paid only in cash, which are included in this contractual obligation table. Our ability to pay cash dividends is subject to the terms of our First Lien Credit Facility. For the purpose of calculating our contractual obligations we assumed that the Series B preferred stock will pay dividends in cash going forward as of December 31, 2007.

(e)	Included in our noncancelable operating lease obligations are minimum lease payments for office space and facilities and certain equipment.

(f)	We are committed to employment and service contracts for certain executives, on-air talent, managers and others expiring through 2013.

(g)	Included are contracts for rating services, programming contracts, software contracts and others.

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

We are in compliance with all covenants under our First Lien Credit Facility and all other debt instruments as of December 31, 2007, and expect to continue to be in compliance in the foreseeable future.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) we do not amortize our FCC licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. Our valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third-party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue, market revenue projections, anticipated operating profit margins and various discount rates. In the preparation of the FCC license appraisals, we make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results.

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

During the fourth quarter of the fiscal years ended 2007, 2006 and 2005, we performed an annual impairment review of our indefinite-lived intangible assets and determined that there was no impairment of intangible assets and goodwill.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheet. SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting SFAS No. 142, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for the full amount of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively.

Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2007, 2006 and 2005, we incurred bad debt expense of $1.5 million, $1.4 million and $1.0 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or fiscal year 2008 for us. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 or fiscal year 2008 for us. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS No. 141R and SFAS No. 160 are effective for periods beginning on or after December 15, 2008 or fiscal year 2009 for us. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 141R and SFAS No. 160 on its results of operations and financial position.

Impact on Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years ended December 31, 2007 and 2006, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

At December 31, 2007, all of our debt, other than our First Lien Credit Facility and the mortgage for the SBS Miami Broadcast Center, had fixed interest rates. As part of our efforts to mitigate interest rate risk, on June 29, 2005, we entered into a five-year interest rate swap agreement that hedged (fixed) the interest rate, based on LIBOR, on our current Eurodollar rate of our $319.3 million First Lien Credit Facility at an interest rate for five years at 4.23%, plus the applicable margin of 1.75%. Also, on January 4, 2007, we entered into a ten-year interest rate swap agreement that hedged (fixed) the interest rate, based on LIBOR, on our current Eurodollar rate of our $7.4 million mortgage at an interest rate for ten years at 6.31%. These agreements are intended to reduce our exposure to interest rate fluctuations and were not entered into for speculative purposes. As a result, we believe that interest rate risk is not material to our consolidated financial position or results of operations. As of December 31, 2007, the rates under our swap agreement were unfavorable compared to the market. We will continue to evaluate swap rates as the market dictates. They serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term.

Under a hypothetical situation, if variable interest rates average 10% higher in 2008 than they did during 2007, our variable interest expense would increase by approximately $2.0 million, compared to $19.8 million for 2007. If interest rates average 10% lower in 2008 than they did during 2007, our interest income from cash and investment balances would decrease by approximately $0.3 million, compared to $3.1 million for 2007. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt, cash equivalents and short-term investment balances at December 31, 2007.

Our credit exposure under our interest rate swap agreement reflects the cost of replacing an agreement in the event of nonperformance by our counter-party. As a result, we selected a high credit quality financial institution as a counter-party. We do not anticipate nonperformance by such counter-party, and no material loss would be expected in the event of the counter-party’s nonperformance.

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

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2007, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting.

As members of management of the Company, we are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under our supervision, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of December 31, 2007 in accordance with the COSO criteria.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information called for by Item 10 is set forth under the heading “Directors, Executive Officers and Corporate Governance” in Item 4A of this annual report and in our proxy statement relating to the 2008 Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated herein by this reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (Code of Ethics) within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our employees, officers and directors and is publicly available on our Internet website at www.spanishbroadcasting.com. If we make substantive amendments to this Code of Ethics or grant any waiver from its provisions to our principal executive, financial or accounting officers, or persons performing similar functions, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Item 11.	Executive Compensation

Information called for by Item 11 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Information called for by Item 14 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2007 and 2006;

Consolidated Statements of Operations for the fiscal years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the fiscal years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005; and

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

We have audited Spanish Broadcasting System, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Spanish Broadcasting System, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Spanish Broadcasting System, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Spanish Broadcasting System, Inc. as listed in the Index at Item 15, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Ft. Lauderdale, Florida
March 17, 2008

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spanish Broadcasting System, Inc.:

We have audited the accompanying consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries as listed in the Index at Item 15. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set for therein.

As discussed in note 13 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of quantifying errors by adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. As discussed in notes 2(r) and 11(d) to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for share-based compensation by adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in notes 2(k) and 13 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions by adopting Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertain Income Taxes, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spanish Broadcasting System, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ KPMG LLP
Ft. Lauderdale, Florida
March 17, 2008

Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$61,122	66,815
Receivables:
Trade	38,934	36,219
Barter	524	306

	39,458	36,525
Less allowance for doubtful accounts	3,623	4,383

Net receivables	35,835	32,142
Prepaid expenses and other current assets	4,515	3,460

Total current assets	101,472	102,417
Property and equipment, net	43,739	28,022
FCC licenses	749,864	749,864
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $142 in 2007 and $106 in 2006	1,292	1,328
Deferred financing costs, net of accumulated amortization of $2,860 in 2007 and $1,749 in 2006	4,803	5,914
Other assets	2,153	1,634
Derivative instruments	—	7,755

Total assets	$936,129	929,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,640	18,622
Accrued interest	246	394
Unearned revenue	4,015	3,882
Deferred commitment fee	300	375
Other liabilities	84	22
Current portion of the senior credit facilities term loan due 2012	3,250	3,250
Current portion of other long-term debt	430	79
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	29,979	28,638
Unearned revenue, less current portion	305	2,064
Other liabilities, less current portion	187	166
Derivative instruments	3,582	—
Senior credit facilities term loan due 2012, less current portion	312,813	316,063
Other long-term debt, less current portion	7,490	413
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $1,410 in 2007 and $2,713 in 2006	17,090	15,787
Deferred income taxes	170,148	153,683

Total liabilities	541,594	516,814

Commitments and contingencies (notes 12, 14, and 16)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at December 31, 2007 and 2006, respectively	89,932	89,932
Stockholders’ equity:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	4	4
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; 40,777,805 and 40,277,805 shares issued and outstanding at December 31, 2007 and 2006, respectively	4	4
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; 24,003,500 and 24,503,500 shares issued and outstanding at December 31, 2007 and 2006, respectively	2	2
Additional paid-in capital	524,030	522,397
Accumulated other comprehensive income	(3,582)	7,755
Accumulated deficit	(215,855)	(207,168)

Total stockholders’ equity	304,603	322,994

Total liabilities and stockholder’s equity	$936,129	929,740

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except share data)

Net revenue	$179,752	176,931	169,832

Operating expenses:
Engineering and programming	50,583	50,680	34,047
Selling, general and administrative	74,698	74,424	69,115
Corporate expenses	14,967	14,440	14,359
Depreciation and amortization	4,742	3,991	3,447

Total operating expenses	144,990	143,535	120,968
Loss (gain) on the sale of assets, net of disposal costs	49	(50,795)	645

Operating income from continuing operations	34,713	84,191	48,219
Other (expense) income:
Interest expense	(22,170)	(23,630)	(38,235)
Interest income	3,113	3,454	2,616
Loss on early extinguishment of debt	—	(2,997)	(32,597)
Other, net	1,986	(3)	1,769

Income (loss) from continuing operations before income taxes and discontinued operations	17,642	61,015	(18,228)
Income tax expense	16,661	11,145	17,034

Income (loss) from continuing operations before discontinued operations	981	49,870	(35,262)
Loss from discontinued operations, net of tax	—	—	(8)

Net income (loss)	981	49,870	(35,270)
Dividends on Series B preferred stock	(9,668)	(9,668)	(9,449)

Net (loss) income applicable to common stockholders	$(8,687)	40,202	(44,719)

Basic and diluted (loss) income per common share:
Net (loss) income per common share before discontinued operations	$(0.12)	0.56	(0.62)
Net loss per common share for discontinued operations	—	—	—

Net (loss) income per common share	$(0.12)	0.56	(0.62)

Weighted average common shares outstanding:
Basic	72,381	72,381	72,381

Diluted	72,381	72,383	72,381

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income
Years ended December 31, 2007, 2006 and 2005

	Class C		Class A		Class B			Accumulated
	Preferred Stock		Common Stock		Common Stock		Additional	Other		Total
	Number of	Par	Number of	Par	Number of	Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Income	Deficit	Equity
	(In thousands, except share data)

Balance at December 31, 2004	380,000	$4	40,197,805	$4	24,583,500	$2	$520,447	$—	$(207,821)	$312,636
Issuance cost of the Series B preferred stock	—	—	—	—	—	—	(29)	—	—	(29)
Conversion of Class B common stock to Class A common stock	—	—	80,000	—	(80,000)	—	—	—	—	—
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,449)	(9,449)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(35,270)	(35,270)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	6,939	—	6,939

Comprehensive loss										(28,331)

Balance at December 31, 2005	380,000	4	40,277,805	4	24,503,500	2	520,418	6,939	(252,540)	274,827
Cumulative effect upon the adoption of SAB 108 (See note 18)	—	—	—	—	—	—	—	—	5,170	5,170

Balance as of January 1, 2006 upon adoption of SAB 108	380,000	4	40,277,805	4	24,503,500	2	520,418	6,939	(247,370)	279,997
Stock-based compensation	—	—	—	—	—	—	1,979	—	—	1,979
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,668)	(9,668)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	49,870	49,870
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	816	—	816

Comprehensive income										50,686

Balance at December 31, 2006	380,000	4	40,277,805	4	24,503,500	2	522,397	7,755	(207,168)	322,994
Conversion of Class B common stock to Class A common stock	—	—	500,000	—	(500,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,633	—	—	1,633
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,668)	(9,668)
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	981	981
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	(11,337)	—	(11,337)

Comprehensive loss										(10,356)

Balance at December 31, 2007	380,000	$4	40,777,805	$4	24,003,500	$2	$524,030	$(3,582)	$(215,855)	$304,603

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$981	49,870	(35,270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	—	—	8
Loss (gain) on the sale of assets	49	(50,795)	—
Loss on early extinguishment of debt	—	2,997	32,597
Stock-based compensation	1,633	1,979	—
Loss on disposal of fixed assets	—	—	173
Depreciation and amortization	4,742	3,991	3,447
Net barter (income) expense	(299)	(248)	595
Provision for trade doubtful accounts	1,478	1,443	1,048
Amortization of debt discount	—	—	717
Amortization of deferred financing costs	1,111	1,185	1,749
Amortization of non-interest bearing promissory note payable	1,303	1,009	—
Increase in deferred income taxes	16,466	10,663	17,108
(Decrease) increase in unearned revenue	(1,785)	278	(575)
Accretion of the time-value of money component related to unearned revenue	241	244	—
Amortization of deferred commitment fee	(75)	(75)	(75)
Amortization of other liabilities	(33)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(4,954)	755	(2,877)
(Increase) decrease in prepaid expenses and other current assets	(1,097)	175	(1,144)
(Increase) decrease in other assets	(1,554)	(3)	574
Decrease in accounts payable and accrued expenses	(16)	(2,693)	(1,279)
Decrease in accrued interest	(183)	(1,032)	(4,002)
Increase in other liabilities	116	188	—

Net cash provided by continuing operations	18,124	19,931	12,794
Net cash used in discontinued operations	—	—	(1,061)

Net cash provided by operating activities	18,124	19,931	11,733

Cash flows from investing activities:
Proceeds from sale of radio stations, net of disposal costs of $249 in 2006 and $502 in 2005	—	64,751	(502)
Deposits received on sale of radio stations	—	—	55,000
Purchases of property and equipment	(6,186)	(8,581)	(4,484)
Acquisition of a building and its related building improvements	(4,328)	(1,035)	—
Proceeds from an insurance recovery	15	—	—
Acquisition of television stations and related equipment	—	(18,537)	(1,216)

Net cash (used in) provided by investing activities	(10,499)	36,598	48,798

Cash flows from financing activities:
Payment of the 9 5/8% senior subordinated notes due 2009, and related premiums	—	—	(351,124)
Payment of senior credit facility term loan 2009	—	—	(123,750)
Proceeds from senior credit facility term loan due 2012	—	—	325,000
Payment of senior credit facility term loan 2012	(3,250)	(3,250)	(2,437)
Proceeds from senior credit facility term loan due 2013	—	—	100,000
Payment of senior credit facility term loan due 2013 (including prepayment premium of $1.0 million)	—	(101,000)	—
Payment of Series B preferred stock cash dividends	(9,668)	(9,668)	(2,417)
Payments of other long-term debt	(400)	(600)	(3,622)
Payments of financing costs	—	(352)	(9,057)

Net cash used in financing activities	(13,318)	(114,870)	(67,407)

Net decrease in cash and cash equivalents	(5,693)	(58,341)	(6,876)
Cash and cash equivalents at beginning of year	66,815	125,156	132,032

Cash and cash equivalents at end of year	$61,122	66,815	125,156

Supplemental cash flows information:
Interest paid	$20,063	22,222	40,412
Income taxes paid, net	—	15	1,189
Noncash investing and financing activities:
Unrealized (loss) gain on derivative instruments	$(11,337)	816	6,939

Ten-year promissory note issued for the acquisition of a building	7,650	—	—

Unearned revenue (advertising given as consideration for acquisition of television stations)	—	5,338	—

Non-interest bearing note promissory payable issued for the acquisition of television stations and related equipment	—	14,778	—

Issuance of preferred stock as payment of preferred stock dividend	—	—	5,018

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries (the Company, we, us, our or SBS) owns and/or operates 21 radio stations, serving six of the top-ten U.S. Hispanic markets, which include Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco, and two television stations, serving the South Florida market. Our two television stations are operating as one television operation, branded as “MegaTV”, which debuted on the air on March 1, 2006. As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites, which are bilingual Spanish-English websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the United States and Puerto Rico.

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

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2007, 2006 and 2005, we incurred bad debt expense of $1.5 million, $1.4 million and $1.0 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

(d)	Property and Equipment

Property and equipment, including capital leases, are stated at historical cost, less accumulated depreciation and amortization. We depreciate the cost of our property and equipment using the straight-line method

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

over the respective estimated useful lives (see note 5). Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize our FCC licenses. We test our indefinite-lived intangible assets for impairment at least annually. Our valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenues, market revenue projections, anticipated operating profit margins and various discount rates. In the preparation of the FCC license appraisals, we make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results.

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

We performed an annual impairment review of our indefinite-lived intangible assets and determined that there was no impairment of intangible assets and goodwill as of December 31, 2007, 2006 and 2005, respectively.

(g)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable tower leases acquired. These assets are being amortized over the life of the lease; however, not to exceed 40 years.

Estimated amortization expense for the five years subsequent to December 31, 2007 are as follows:

Fiscal year ending December 31:
2008	$36
2009	36
2010	36
2011	36
2012	36

(h)	Deferred Financing Costs

Deferred financing costs relate to the refinancing of our debt in June 2005 (see note 7). Deferred financing costs are being amortized using the effective interest method.

(i)	Barter Transactions and Unearned Revenue

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $8.1 million, $8.2 million and $8.5 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Barter expense amounted to $7.8 million, $8.0 million and $8.3 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

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

We file a consolidated federal income tax return for substantially all of our domestic operations. We are also subject to foreign taxes on our Puerto Rico operations. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see note 13).

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively. The adoption of FIN 48 did not have any effect on our financial statements on the adoption date (see note 13).

(l)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $8.1 million, $6.2 million and $7.9 million in fiscal years ended December 31, 2007, 2006 and 2005, respectively.

(m)	Deferred Commitment Fee

In December 2003, we entered into an agreement with a national advertising agency (the Agency), whereby the Agency would serve as our exclusive sales representative for all national sales for an eight-year period. Pursuant to this agreement, we will pay the Agency a commission percentage determined based on achieving certain national sales volume and the Agency agreed to pay a commitment fee of $0.6 million to us. The commitment fee is recognized on a straight-line basis over the eight-year contractual term of the arrangement as a reduction of agency commission, which is included in net revenue. Deferred commitment fee represents the excess of payments received from the Agency over the amount recognized.

(n)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions, include the useful lives of fixed assets; allowance for doubtful accounts; the valuation of derivatives; deferred tax assets; fixed assets, and stock-based compensation. Actual results could differ from those estimates.

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

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 70% of net revenue for the fiscal years ended December 31, 2007, 2006 and 2005. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

The counterparties to our interest rate swap agreements (hedge) are major banking institutions. We do not believe that there is significant risk of nonperformance by these counterparties as we monitor their credit ratings, which limits our financial exposure with any one banking institution.

(p)	Basic and Diluted Net (Loss) Income Per Common Share

Basic net (loss) income per common share was computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net (loss) income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the fiscal years ended December 31, 2007 and 2005 since its effect would be anti-dilutive. Common stock equivalents for the fiscal year ended December 31, 2007 and 2005 amounted to 0 and 136,973, respectively. The following table summarizes the net (loss) income applicable to common stockholders and the net (loss) income per common share for the fiscal years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	2007	2006	2005

Income (loss) from continuing operations before discontinued operations	$981	49,870	(35,262)
Less dividends on preferred stock	(9,668)	(9,668)	(9,449)

(Loss) income applicable to common from continuing operations before discontinued operations	(8,687)	40,202	(44,711)
Discontinued operations, net of tax	—	—	(8)

Net (loss) income applicable to common stockholders	$(8,687)	40,202	(44,719)

Weighted average common shares outstanding:
Basic	72,381	72,381	72,381
Diluted	72,381	72,383	72,381
Basic and diluted (loss) income per common share:
Net (loss) income per common share before discontinued operations	$(0.12)	0.56	(0.62)
Net income per common share for discontinued operations	—	—	—

Net (loss) income per common share	$(0.12)	0.56	(0.62)

(q)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, prepaids and other current

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

assets, as well as accounts payable, accrued expenses, and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, including our senior secured credit facility, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The estimated fair value of our financial instrument is as follows (in millions):

	December 31
	2007		2006
	Gross		Gross
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

10 3/4% Series B cumulative exchangeable redeemable preferred stock	$89.9	89.9	89.9	99.8

The fair value estimates of the financial instrument was based upon quotes from major financial institutions taking into consideration current rates offered to us for debt or equity instruments of the same remaining maturities.

(r)	Stock Option Plans

We adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method beginning January 1, 2006 (see note 11(d)). Accordingly, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the fiscal years ended December 31, 2007 and 2006 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

(s)	Leasing (Operating Leases)

We recognize rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight line basis over the applicable lease term. We consider lease renewals in the useful life of its leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under noncancelable operating leases (see note 12). From time to time, we receive capital improvement funding from our lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(t)	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. We have two reportable segments: radio and television (see note 19).

(u)	Other, net

In fiscal year ended December 31, 2007, the amount in other, net in our statement of operations was primarily related to the write-off of the unused portion of unearned revenue that expired on March 1, 2007. This unearned revenue relates to the MEGA TV acquisition advertising agreement that provides the seller with the opportunity to use $2.0 million of advertising per year, for three years (see note 3).

In fiscal year ended December 31, 2005, the amount in other, net, was primarily related to the reversal of a legal judgment upon appeal, which had been expensed in a prior period.

(v)	Derivative Instrument

We only enter into derivative contracts to hedge against the potential impact of increases in interest rates on our debt instruments. We only enter into derivative contracts that we intend to designate as a hedge of the variability of cash flows to be paid related to a recognized asset or liability (cash flow hedge).

By using derivative financial instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

For all hedging relationships, we formally document the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. We also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

On January 4, 2007, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby it will pay a fixed interest rate of 6.31% as compared to interest at a floating rate equal to one month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017 (see note 9).

Additionally, on June 29, 2005, we entered into a five-year interest rate swap agreement for the original notional principal amount of $324.2 million whereby it will pay a fixed interest rate of 4.23% as compared to interest at a floating rate equal to three month LIBOR. The interest rate swap amortization schedule is identical to the First Lien Credit Facility amortization schedule during June 30, 2005 to June 30, 2010, which

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

has an effective date of June 29, 2005, quarterly notional reductions and an expiration date of June 30, 2010 (see note 7).

We are accounting for our interest rate swaps as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires us to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). The deferred gains or losses on these transactions are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of the derivative contracts does not perfectly offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles.

These swaps had notional amounts of $323.4 million and $319.3 million and a fair market value of $(3.6) million and $7.8 million at December 31, 2007 and 2006, respectively. These swaps were determined to be highly effective during the years ended December 31, 2007, 2006 and 2005; accordingly, no ineffectiveness was recognized in earnings. At December 31, 2007 and 2006, the unrealized (loss) gain related to our hedges included in accumulated other comprehensive income (loss) was $(3.6) million and $7.8 million, respectively.

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

(x)	Capitalized Interest

Our policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. A reconciliation of total interest cost to “Interest Expense” as reported in the consolidated statements of operations for the fiscal years 2007, 2006 and 2005, is as follows:

	2007	2006	2005

Interest cost capitalized	$475	—	—
Interest cost charged to income	22,170	23,630	38,235

Total interest expense	$22,645	23,630	38,235

(y)	Reclassification

Certain prior year amounts were reclassified to conform with the current year presentation.

(3)	Station Acquisitions

Miami, Florida Television Station WSBS-TV Asset Acquisition

On March 1, 2006, our wholly owned subsidiaries, Mega Media Holdings, Inc. (Mega Media Holdings) and WDLP Licensing, Inc. (Mega-Sub, and, together with Mega Media Holdings, Mega Media), completed the acquisition of certain assets, which we determined did not constitute a business, including licenses, permits and authorizations issued by the Federal Communications Commission (the FCC) used in or related to the operation of television stations WSBS-TV (Channel 22, formerly known as WDLP-TV), its derivative digital

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

television station WSBS-DT (Channel 3, formerly known as WDLP-DT) in Key West, Florida and WSBS-CA (Channel 50, formerly known as WDLP-CA) in Miami, Florida, pursuant to that certain asset purchase agreement, dated as of July 12, 2005, as amended on September 19, 2005, October 19, 2005 and January 6, 2006, with WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (collectively, the Sellers). WSBS-TV-DT and WSBS-CA are operating as one television operation, branded as “MegaTV”, serving the South Florida market. MEGA TV debuted on the air on March 1, 2006.

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

We allocated the total cost of the purchase price of WSBS-TV based on the fair value of the consideration given and assets acquired as follows: $39.4 million for FCC licenses, $0.4 million for property and equipment, $5.3 million for unearned revenue and $14.8 million for a non-interest bearing promissory note.

Our consolidated statements of operations include the results of WSBS-TV and WSBS-DT from the respective dates of acquisition. These acquisitions have been accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally FCC licenses.

(4)	Dispositions of Stations Not Classified as Discontinued Operations

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

In connection with the closing of the LA Asset Sale, Styles Media Group paid a cash purchase price of $120.0 million, consisting of $65.0 million paid at closing and $55.0 million previously paid to us as nonrefundable deposits. As a result of the LA Asset Sale, we recognized a pre-tax gain on the sale of assets, net of disposal costs, of approximately $50.8 million during the year ended December 31, 2006.

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

Under the terms of the original asset purchase agreement, at signing, Styles Media Group made a nonrefundable $6.0 million deposit on the purchase price. On February 18, 2005, Styles Media Group

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

exercised its right under the agreement to extend the closing date until March 31, 2005, by releasing the $6.0 million deposit from escrow to us. On March 30, 2005, we entered into an amendment to the asset purchase agreement with Styles Media Group. In connection with this amendment, Styles Media Group made an additional $14.0 million nonrefundable deposit to the purchase price and we agreed to extend the closing date from March 31, 2005, to the later date of July 31, 2005 or five days following the grant of the FCC Final Order. On July 29, 2005, we entered into a second amendment to the asset purchase agreement with Styles Media Group. In connection with this second amendment, Styles Media Group made an additional $15.0 million nonrefundable deposit to the purchase price and we agreed to extend the closing date from July 31, 2005, to the date that is designated by Styles Media Group, but no later than January 31, 2006. On December 22, 2005, Styles Media Group made an additional $20.0 million nonrefundable deposit towards the purchase price two days following the grant of the FCC license renewals.

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

KZAB-FM and KZBA-FM generated net revenues of $0.2 million and $2.3 million and generated station operating income of $0.1 million and $1.7 million for the years ended December 31, 2006 and 2005, respectively. These stations’ net revenue and station operating income were mainly generated from the monthly fees received related to the time brokerage agreement.

(5)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2007 and 2006 (in thousands):

			Estimated
	2007	2006	Useful Lives

Land	$7,466	2,437	—
Building and building improvements	29,454	20,422	20 years
Tower and antenna systems	4,847	4,773	7-15 years
Studio and technical equipment	13,590	12,180	10 years
Furniture and fixtures	4,467	3,611	3-10 years
Transmitter equipment	6,571	6,235	7-10 years
Leasehold improvements	6,708	4,392	5-13 years
Computer equipment and software	6,374	4,930	5 years
Other	2,450	2,793	5 years

	81,927	61,773
Less accumulated depreciation and amortization	(38,188)	(33,751)

	$43,739	28,022

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006

Accounts payable — trade	$2,125	2,207
Accrued compensation and commissions	8,431	8,035
Accrued professional fees	1,230	1,353
Accrued music license fees	107	130
Accrued for step-up leases	1,315	1,137
Accrued income taxes	1,744	1,549
Other accrued expenses	4,688	4,211

	$19,640	18,622

(7)	Senior Secured Credit Facilities

Senior secured credit facilities consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Revolving credit facility of $25.0 million, due 2010	$—	—
Term loan payable due in quarterly principal repayments of 0.25% of the original outstanding amount of $325.0 million including variable interest based on LIBOR plus 175 basis points, with outstanding balance due in 2012	316,063	319,313

	316,063	319,313
Less current portion	(3,250)	(3,250)

	$312,813	316,063

The maturities of our senior credit facilities are as follows at December 31, 2007 (in thousands):

Fiscal year ending December 31:
2008	$3,250
2009	3,250
2010	3,250
2011	3,250
2012	303,063

$316,063

(a)	Senior Secured Credit Facilities due 2012 and 2013

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

Interest and Fees

The interest rates per annum applicable to loans under the First Lien Credit Facility are, at our option, the Base Rate or Eurodollar Base Rate (as defined in the respective credit agreement) plus, in each case, an applicable margin. The applicable margin under our First Lien Credit Facility was reduced by 0.25% upon the repayment of the Second Lien Credit Facility. As of December 31, 2007, the applicable margin of the First Lien Credit Facility was (i) 1.75% per annum for Eurodollar loans and (ii) 0.75% per annum for Base Rate loans. The Base Rate is a fluctuating interest rate equal to the greater of (1) the Prime Rate in effect on such day and (2) the Federal Funds Effective Rate in effect on such day plus one-half of 1%. On June 29, 2005, we entered into a five-year interest rate swap agreement to hedge against the potential impact of increases in interest rates on our First Lien Credit Facility. The interest rate swap fixed our LIBOR interest rate for five years at 4.23% (see note 2(v)).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, the applicable margin of the revolving credit facility was (i) 2.00% per annum for Eurodollar loans and (ii) 1.00% per annum for Base Rate loans. In addition, we will be required to pay the lenders under the revolving credit loan under the First Lien Credit Facility a commitment fee with respect to any unused commitments thereunder, at a per annum rate of 0.50%.

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

(8)	Non-Interest Bearing Promissory Note due 2009, Net

Mega Media partially financed the acquisition of certain assets used in, or related to, the operation of MegaTV by entering into a 34-month secured non-interest bearing promissory note due 2009, in the principal amount of $18.5 million, to and made in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC. The promissory note is a non-interest bearing note provided that the balance is paid by January 2, 2009. Subsequent to the due date, the promissory note will bear an interest rate of 10% annually. This promissory note is guaranteed by us and secured by the assets acquired in the transaction as discussed in note 3. We discounted the promissory note using an effective interest rate of approximately 8.25%, which had a present value at closing of approximately $14.8 million. The discount is being amortized over the life of the promissory note using the effective interest method.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Promissory note payable due in monthly principal installments of $25,500, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	$7,370	—
Obligation under capital lease with related party payable in monthly installments of $9,000, including interest at 6.25%, commencing June 1992. See notes 12 and 15	406	492
Various obligations under capital leases	144	—

	7,920	492
Less current portion	(430)	(79)

	$7,490	413

The scheduled maturities of other long-term debt are as follows at December 31, 2007 (in thousands):

Fiscal year ending December 31:
2008	$430
2009	438
2010	448
2011	425
2012	347
Thereafter	5,840

$7,928

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

During the fiscal years ended December 31, 2005, 2004 and 2003, we increased the carrying amount of the Series B Preferred Stock by approximately $5.0 million, $8.5 million and $1.4 million, respectively, for stock dividends, which were calculated using the effective interest method. In addition, for the fiscal years ended December 31, 2007, 2006, and 2005, we paid cash dividends of approximately $9.7 million, $9.7 million and $2.4 million and as of December 31, 2007 and 2006, we had accrued dividends of approximately $2.0 million of which were paid in cash in January 2008 and 2007, respectively.

(11)	Stockholders’ Equity

(a)	Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity Media Corporation (Infinity), Infinity Broadcasting Corporation of San Francisco (Infinity SF) and SBS Bay Area, LLC, a wholly owned subsidiary of SBS (SBS Bay Area), we issued to Infinity (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the Series C preferred stock), each of which is convertible at the option of the holder into twenty fully paid and nonassessable shares of our Class A common stock; and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the Warrant).

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

In connection with the merger agreement with Infinity, as discussed in note 11(a), we have a warrant outstanding to ultimately purchase an aggregate of 3,800,000 shares of our Class A common stock, which expires on December 23, 2008.

(d)	Share-Based Payment Plans

2006 Omnibus Equity Compensation Plan

On July 16, 2006, we adopted an omnibus equity compensation plan (the Omnibus Plan) in which grants can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights (SARs), (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 3,500,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Class A common stock with respect to grants of stock units, stock awards and other stock-based awards that may be made to any individual during a calendar year is also 1,000,000 shares, subject to adjustments.

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

Impact of the Adoption of SFAS No. 123(R), Share-Based Payment

We adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the fiscal years ended December 31, 2007 and 2006 have been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The impact on our statements of operations of recording stock-based compensation for the fiscal year ended December 31, 2007 and 2006 was as follows (in thousands):

	2007	2006

Engineering and programming expenses	$761	762
Selling, general and administrative expenses	136	275
Corporate expenses	736	942

Total stock-based compensation expense	$1,633	1,979

Reduction of income from continuing operations before income taxes	$1,633	1,979

Reduction of net income	$1,633	1,979

Reduction of basic and diluted net income per common share	$0.02	0.03

As of December 31, 2007, there was $0.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted average period of approximately 1 1/2 years.

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the fiscal years ended December 31, 2007 and 2006, no stock options were exercised; therefore, no cash payments were received. In addition, during the fiscal years ended December 31, 2007 and 2006, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted to employees during the fiscal years ended December 31, 2007, 2006 and 2005 were $1.66, $3.26 and $4.60, respectively. The following weighted average assumptions were used for each respective period:

	2007	2006	2005

Expected term	7 years	7 years	5 years
Dividends to common stockholders	None	None	None
Risk-free interest rate	4.25%	4.65%	4.25%
Expected volatility	59%	65%	69%

Our computation of expected volatility for the fiscal years ended December 31, 2007 and 2006 was based on a combination of historical and market-based implied volatility from traded options on our stock. Prior to 2006, our computation of expected volatility was based on historical volatility. Our computation of expected term in 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock Options Activity

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

A summary of the status of our stock options, as of December 31, 2007, 2006 and 2005, and changes during the fiscal years ended December 31, 2007, 2006 and 2005, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)

Outstanding at December 31, 2004	3,013	$12.28
Granted	379	7.54
Exercised	—	—
Forfeited	(453)	13.14

Outstanding at December 31, 2005	2,939	11.54
Granted	100	4.79
Exercised	—	—
Forfeited	(10)	8.21

Outstanding at December 31, 2006	3,029	11.33
Granted	175	2.60
Exercised	—	—
Forfeited	(141)	10.55

Outstanding at December 31, 2007	3,063	$10.86	$—	5.1

Exercisable at December 31, 2007	2,675	$11.25	$—	4.8

During the fiscal years 2007, 2006 and 2005, no stock options were exercised.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2007 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price

$ 2.55 - 4.99	310	65	$3.77	7.71	310	$4.03
5.00 - 9.99	1,482	293	8.72	5.69	1,482	8.62
10.00 - 14.99	173	30	10.77	6.65	173	10.71
15.00 - 20.00	710	—	20.00	1.83	710	20.00

	2,675	388	10.86	5.10	2,675	11.25

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Nonvested Shares Activity

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over three to five years and are subject to the employees continuing service to SBS. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.

A summary of the status of our nonvested shares, as of December 31, 2007 and 2006, and changes during the year-ended December 31, 2007, is presented below (in thousands, except per share data):

Weighted
Average
		Grant-Date	Aggregate
		Fair Value	Intrinsic
	Shares	(Per Share)	Value

Nonvested at December 31, 2006	—	—
Awarded	77	4.19
Vested	—
Forfeited	—
Nonvested at December 31, 2007	77	$4.19	$142

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS No. 123(R) was not reflected in our statement of operations for the fiscal year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma information for the fiscal year ended December 31, 2005 was as follows (in thousands, except per share amounts):

2005

Net loss applicable to common stockholders:
As reported	$(44,719)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,940)

Pro forma net loss applicable to common stockholders	$(47,659)

Basic and diluted net loss per common share:
As reported	$(0.62)
Pro forma	(0.66)

(12)	Commitments

(a)	Leases

We occupy a building under a capital lease agreement with our Chairman Emeritus and Chief Executive Officer expiring in June 2012. Also, we have furniture & fixtures under various capital leases. These amounts

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

capitalized under these lease agreements and included in property and equipment at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Building under capital lease	$1,230	1,230
Various furniture & fixtures under capital leases	178	—

	1,408	1,230
Less accumulated depreciation	(1,001)	(897)

	$407	333

We lease office space and facilities and certain equipment under operating leases, some of which are with related parties (see note 15), that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2007, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	Lease	Lease

Fiscal year ending December 31:
2008	$200	6,444
2009	209	4,257
2010	209	4,194
2011	169	4,141
2012	62	4,184
Thereafter	—	15,296

Total minimum lease payments	849	$38,516

Less executory costs	(216)

	633
Less interest	(83)

Present value of minimum lease payments	$550

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.

Total rent expense for the fiscal years ended December 31, 2007, 2006 and 2005 amounted to $7.6 million, $7.8 million and $3.9 million, respectively.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2016. The future minimum rental income to be received under these agreements as of December 31, 2007 is as follows (in thousands):

Fiscal year ending December 31:
2008	$562
2009	578
2010	578
2011	407
2012	341
Thereafter	1,451

$3,917

(b)	Employment and Service Agreements

At December 31, 2007, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2013. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December 31:
2008	$20,244
2009	11,637
2010	6,716
2011	3,569
2012	2,244
Thereafter	63

$44,473

Included in the future payments schedule is our Chief Executive Officer’s (CEO) employment agreement expiring on December 31, 2008. Our CEO’s annual base salary is $1.25 million, and is eligible to receive a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any fiscal year, including acquired stations on a pro forma basis.

Under the terms of the agreement, the board of directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus. The total cash bonus awarded to our CEO for fiscal years ended December 31, 2007, 2006 and 2005 was approximately $0.7 million, $0.7 million and $1.0 million, respectively, of which $0.7 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

(c)	401(k) Profit-Sharing Plan

In September 1999, we adopted a tax-qualified employee savings and retirement plan (the 401(k) Plan). We can make matching and/or profit sharing contributions to the 401(k) Plan on behalf of all participants at our sole discretion. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan. To date, we have not made contributions to this plan.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(d)	Other Commitments

At December 31, 2007, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others. Future payments under such commitments are as follows (in thousands):

Fiscal year ending December 31:
2008	$4,395
2009	4,254
2010	4,909
2011	5,595
2012	6,030
Thereafter	92

$25,275

(13)	Income Taxes

Total income taxes for the years ended December 31, 2007, 2006 and 2005 were allocated as follows (in thousands):

	2007	2006	2005

Income from continuing operations	$16,661	11,145	17,034
Income (loss) from discontinued operations	—	—	—
Stockholders’ equity, for stock-based compensation expense for financial reporting purposes in excess of amounts recongized for tax purposes	—	—	—
Stockholders’ equity, for net unrealized gain (loss) on derivative instruments	—	—	—
Stockholders’ equity, for adoption of FIN 48	—	—	—

	$16,661	11,145	17,034

For the years ended December 31, 2007, 2006 and 2005, income from continuing operations before taxes consists of the following (in thousands):

	2007	2006	2005

U.S. operations	$23,332	64,710	(15,694)
Foreign operations	(5,690)	(3,695)	(2,534)

	$17,642	61,015	(18,228)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of the provision for income tax expense included in the consolidated statements of operations are as follows for the fiscal years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Current:
Federal	$(10)	—	195
State	30	307	(444)
Foreign	175	175	175

	195	482	(74)

Deferred:
Federal	14,160	8,988	13,343
State	2,306	1,675	3,765

	16,466	10,663	17,108

Total for continuing operations	16,661	11,145	17,034
Discontinued operations	—	—	—

Total income tax expense	$16,661	11,145	17,034

For fiscal year ended December 31, 2007, no net operating loss carry-forwards were utilized. For fiscal years ended December 31, 2006 and 2005, approximately $0.9 million and $1.1 million net operating losses were utilized.

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Deferred tax assets:
Federal and state net operating loss carryforwards	$56,479	50,939
Foreign net operating loss carryforwards	13,389	10,335
Allowance for doubtful accounts	2,056	2,263
Unearned revenue	230	164
AMT credit	1,186	1,186
Derivative instrument	1,470	—
Other	2,678	2,533

	77,488	67,420
Less valuation allowance	(75,693)	(62,247)

Deferred tax asset	1,795	5,173

Deferred tax liabilities:
Fixed assets	350	99
Amortization of FCC licenses	171,334	154,868
Interest accretion and other	259	703
Derivative instrument	—	3,186

Deferred tax liability	171,943	158,856

Net deferred tax liability	$170,148	153,683

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal years ended December 31, 2007, 2006 and 2005, as a result of the following:

	2007	2006	2005

Computed “expected” tax expense (benefit)	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	8.2	6.6	(1.6)
Foreign taxes	(0.3)	0.3	1.0
Current year change in valuation allowance	49.8	(28.5)	115.3
Nondeductible expenses	2.9	0.9	1.6
Change in effective rate	(3.0)	2.5	12.1
Other	1.8	1.5	—

	94.4%	18.3%	93.4%

The valuation allowance for deferred tax assets increased by $13.4 million during the fiscal year ended December 31, 2007 and decreased by $19.8 million during the fiscal year ended December 31, 2006. The change in the valuation allowance reflected in the rate reconciliation reflects only the change relating to continuing operations. As a result of adopting SFAS No. 142 on December 31, 2001, amortization of intangible assets ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets would occur within our net operating loss carry-forward period.

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

At December 31, 2007, we have federal and state net operating loss carry-forwards of approximately $140.7 million and $92.8 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2008 through 2027.

In addition, at December 31, 2007, we have foreign net operating loss carry-forwards of approximately $34.3 million available to offset future taxable income expiring from the years 2007 through 2014.

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book income tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The U.S. Federal jurisdiction, Florida, New York, California, Illinois and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state, and local tax authorities are 2004 through 2007. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2002 through 2007. The Puerto Rico taxing authority is currently auditing the 2002 tax year. This audit may result in proposed assessments where the ultimate resolution may result in additional taxes. We believe that our tax positions in Puerto Rico comply with applicable tax laws and that we have adequately provided for these matters.

We have adopted the provisions of FIN 48 on January 1, 2007. No liability for unrecognized tax benefits was recorded as a result of implementing FIN 48. For the year ended December 31, 2007, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2002 through December 31, 2007; the tax years which remain subject to examination by tax jurisdictions as of December 31, 2007.

Effective December 31, 2006, we have adopted the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Upon the initial adoption of SAB 108, we have reduced our accumulated deficit as of January 1, 2006 by $5.2 million for a historical misstatement in deferred income taxes. This adjustment relates to a historical misstatement in deferred income taxes relating to the full valuation allowance we recorded on our net operating losses upon the adoption of SFAS No. 142 in the first quarter of 2002 that did not exclude amounts that were already fully reserved. The excess deferred tax liability related to this misstatement was included within other long-term liabilities on our consolidated balance sheet as of December 31, 2005. Based on our approach for assessing uncorrected misstatements, prior to the adoption of SAB 108, we have concluded that these amounts were immaterial to prior periods but material under the dual method.

(14)	Contingencies

(a)	Environmental Matters

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

On March 19, 2002, the Environmental Quality Board, Mayagüez, Puerto Rico Regional Office, or EQB, inspected our transmitter site in Maricao, Puerto Rico. Based on the inspection, EQB issued a letter to us on March 26, 2002 noting the following potential violations: (1) alleged violation of EQB’s Regulation for the Control of Underground Injection through construction and operation of a septic tank (for sanitary use only) at each of the two antenna towers without the required permits; (2) alleged violation of EQB’s Regulation for the Control of Atmospheric Pollution through construction and operation of an emergency generator of more than 10hp at each transmitter tower without the required permits; and (3) alleged failure to show upon request an EQB approved emergency plan detailing preventative measures and post-event steps that we will take in the event of an oil spill. We received the emergency plan approval and the emergency generator permit approval on April 30, 2003 and August 14, 2003, respectively. To date, no penalties or other sanctions have been imposed against us relating to these matters. We do not have sufficient information to assess our potential exposure to liability, if any, and no amounts were accrued in the consolidated financial statements related to this contingency.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b)	FCC Licenses Matters

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1996. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. We have timely filed license renewal applications for all of our radio stations, however, certain licenses were not renewed prior to their expiration dates. Based on having filed timely renewal applications, we continue to operate the radio stations operating under these licenses and anticipate that they will be renewed.

(15)	Related-Party Transactions

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

We also occupy a building that hosts part of our Miami radio station operations under a capital lease agreement, which is owned by our Chairman Emeritus and Chief Executive Officer (see note 12(a)). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc., a company owned by our Chairman Emeritus and a member of our board of directors (see note 20).

During the fiscal years ended December 31, 2007 and 2006, one of our members of the board of directors was special counsel to a law firm that provides legal services to us, for which we paid the law firm approximately $3.1 million and $2.3 million, respectively. During fiscal year ended December 31, 2005, he was an active partner in that law firm, for which we paid the law firm approximately $5.0 million. We had outstanding payables included in accounts payable and accrued expenses to the law firm for approximately $0.6 million as of December 31, 2007 and 2006, respectively.

In addition, effective January 1, 2008, pursuant to a consulting agreement dated January 31, 2008, the retired partner serves as our business consultant. The term of the agreement is for one year and may be renewed at our option on or before December 31st of each succeeding year. Under the terms of that agreement, he is paid a retainer of $0.3 million per year to advise us with respect to various business matters.

(16)	Litigation

From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

(a)	Wolf, et al., Litigation

On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the District Court) and was amended on April 19, 2002. The amended

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the initial public offering). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our initial public offering, two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants, and no counsel has appeared for them. On September 21, 2007, Kaye Scholer LLP, on behalf of the individual defendants, executed a tolling agreement with the plaintiffs providing for the dismissal without prejudice of all claims against the individual defendants upon the provision to plaintiffs of documentation showing that we had entity coverage for the period in question. Documentation of such coverage was subsequently provided to the plaintiffs on December 19, 2007, and the plaintiffs are expected to file a stipulation order, dismissing without prejudice, all claims against the individual defendants.

This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriters allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the United States District Court for the Southern District of New York. The issuer defendants in the consolidated cases (collectively, the Issuer Defendants) filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants and issues common among all underwriter defendants (collectively, the Underwriter Defendants) in the consolidated cases. As a result of these motions, the Individual Defendants were dismissed from one of the claims against them, specifically the Section 10b-5 claim.

On August 31, 2005, the District Court issued an order of preliminary approval of a settlement proposal among the investors in the plaintiffs’ class, the issuer defendants and the issuer defendants’ insurance carriers (the Issuers Settlement). The principal components of the Issuers Settlement were: (1) a release of all claims against the Issuer Defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; (2) the assignment to the Plaintiffs of certain of the Issuer Defendants’ potential claims against the Underwriters; and (3) a guarantee by the Insurers to the Plaintiffs of the difference between $1 billion and any lesser amount recovered by the Plaintiffs from the Underwriter Defendants. The payments were to be charged to each Issuer Defendant’s insurance policy on a pro rata basis.

On October 13, 2004, the District Court granted Plaintiffs’ motion for class certification in six “focus cases” out of the more than 300 consolidated class actions, but on December 5, 2006, the United States Court of Appeals for the Second Circuit (the Second Circuit) reversed the order, holding that Plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On June 25, 2007, in light of the Second Circuit’s reversal of the class certification order and its subsequent denial of plaintiffs’ petition for a rehearing or rehearing en banc, the District Court entered a stipulation between plaintiffs and the Issuer Defendants, terminating the proposed Issuers Settlement which the court had preliminarily approved on August 31, 2005.

On May 30, 2007, the District Court held a status conference to discuss the impact of the Second Circuit’s December 5, 2006 decision and plaintiffs made an oral motion for class certification with respect to all of the consolidated actions, based on newly proposed class definitions.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On August 14, 2007, Plaintiffs filed amended complaints in the six “focus cases” and amended master allegations in the consolidated actions. On November 13, 2007, the Issuer Defendants moved to dismiss the amended complaints in the six “focus cases.” The motion is fully briefed. We are not named in any of the six “focus cases.”

On December 21, 2007, the Underwriter Defendants and Issuer Defendants filed oppositions to plaintiffs’ motion for class certification in the six “focus cases.” Plaintiffs’ reply brief is due on March 28, 2008 and the Underwriter Defendants’ and Issuer Defendants’ surreply briefs are due on April 22, 2008. The District Court has not set a date for oral argument.

On January 7, 2008, the Underwriter Defendants filed a motion (in which the Issuer Defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against us, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion. Plaintiffs filed an opposition to the motion on February 8, 2008, and the Underwriter Defendants’ filed a reply brief on February 29, 2008. We do not have sufficient information at this time to determine our ultimate exposure, if any, with respect to this matter.

(b)	Amigo Broadcasting Litigation

On December 5, 2003, Amigo Broadcasting, L.P. (Amigo) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the Court), against us, Raul Bernal (Bernal) and Joaquin Garza (Garza). Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that we (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the Property); (2) wrongfully converted the Property to our own use and benefit; (3) induced Bernal and Garza to breach their employment agreements with Amigo; (4) used and continued to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with us and our syndicators; (5) invaded Amigo’s privacy by misappropriating the names and likenesses of Bernal and Garza; and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $5.0 million.

On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the District Court) and a trial date was scheduled for May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted mediation but were unable to reach a settlement. The case was thereafter tried before a jury the week of May 1, 2006. At the close of plaintiff’s evidence, defendants presented a motion for judgment as a matter of law and the motion was granted on all counts. The District Court entered judgment for the defendants – Garza, Bernal and us.

On June 2, 2006, Plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals. All briefs have been submitted and the Fifth Circuit Court of Appeals heard oral arguments on December 5, 2007. Based on the existing circumstances, we believe that it is unlikely that the appeal will result in a material adverse outcome to us.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(17)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or fiscal year 2008 for us. The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 or fiscal year 2008 for us. The adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both SFAS No. 141R and SFAS No. 160 are effective for periods beginning on or after December 15, 2008 or fiscal year 2009 for us. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 141R and SFAS No. 160 on its results of operations and financial position.

(18)	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2007 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue from continuing operations	$38,937	47,871	46,772	46,172

Net income (loss)	1,014	2,390	2,541	(4,964)
Dividends on preferred stock	(2,417)	(2,417)	(2,417)	(2,417)

Net (loss) income applicable to common stockholders	$(1,403)	(27)	124	(7,381)

Basic and diluted net loss per common share	$(0.02)	—	—	(0.10)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the quarterly results of operations for the fiscal year ended December 31, 2006 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue from continuing operations	$37,775	48,841	45,891	44,424

Net income (loss)	53,541	2,431	843	(6,945)
Dividends on preferred stock	(2,417)	(2,417)	(2,417)	(2,417)

Net income (loss) applicable to common stockholders	$51,124	14	(1,574)	(9,362)

Basic and diluted net income per common share	$0.71	—	(0.02)	(0.13)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(19)	Segment Data

The following summary table presents separate financial data for each of our operating segments. The accounting polices applied to determine the segment information are generally the same as those described in the summary of significant accounting polices (see note 2(t)). We evaluate the performance of our operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Fiscal Years Ended
	2007	2006	2005

Net revenue:
Radio	$169,573	172,081	169,832
Television	10,179	4,850	—

Consolidated	$179,752	176,931	169,832

Engineering and programming expenses:
Radio	$35,896	33,798	32,098
Television	14,687	16,882	1,949

Consolidated	$50,583	50,680	34,047

Selling, general and administratives:
Radio	$67,097	66,383	67,875
Television	7,601	8,041	1,240

Consolidated	$74,698	74,424	69,115

Corporate expenses:	$14,967	14,440	14,359
Depreciation and amortization:
Radio	$2,897	2,637	2,343
Television	608	355	81
Corporate	1,237	999	1,023

Consolidated	$4,742	3,991	3,447

Loss (gain) on sale of assets, net:
Radio	$49	(50,795)	645
Television	—	—	—
Corporate	—	—	—

Consolidated	$49	(50,795)	645

Operating income (loss):
Radio	$63,634	120,058	66,871
Television	(12,717)	(20,428)	(3,270)
Corporate	(16,204)	(15,439)	(15,382)

Consolidated	$34,713	84,191	48,219

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Fiscal Years Ended
	2007	2006	2005

Capital expenditures:
Radio	$2,080	4,387	2,562
Television	5,287	3,983	1,326
Corporate	3,147	1,246	596

Consolidated	$10,514	9,616	4,484

	December 31
	2007	2006

Total assets:
Radio	$862,048	861,804
Television	62,462	49,376
Corporate	11,619	18,560

Consolidated	$936,129	929,740

(20)	Subsequent Events

On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc. (South Broadcasting), a company owned by our Chairman Emeritus and a member of our board of directors. Pursuant to the local marketing agreement, we are permitted to broadcast our Mexican Regional programming on radio station 106.3 FM (the LMA Station). We are required to pay the operating costs of the LMA Station and in exchange we will retain all revenues from the sale of the advertising within the programming we provide. The local marketing agreement will terminate, among other things, upon the first anniversary of the effective date, unless we provide 120 days written notice to South Broadcasting of our election to renew for a period of three years. Under the terms of the local marketing agreement, we have the right of first negotiation and the right of first refusal to match a competing offer. However, after the first anniversary of the effective date, if we do not agree to match the terms of the competing offer within the ten (10) business day period or fail to notify South Broadcasting of our intent to match the competing offer, then South Broadcasting has the right to accept such offer, provided South Broadcasting pays us the early termination fee equal to the lesser of 5% of the aggregate purchase price of the LMA Station or $1.0 million.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Financial Statement Schedule — Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005

	Balance	Charged	Charged to
	Beginning	to Cost	Other		Balance at
Description	of Year	and Expense	Accounts(1)(3)	Deductions(2)	End of Year
	(In thousands, except share data)

Fiscal year ended December 31, 2007:
Allowance for doubtful accounts	$4,383	1,478	—	2,238	3,623
Valuation allowance on deferred taxes	62,247	8,790	4,656	—	75,693
Fiscal year ended December 31, 2006:
Allowance for doubtful accounts	3,832	1,443	—	892	4,383
Valuation allowance on deferred taxes	82,071	(17,384)	(2,440)	—	62,247
Fiscal year ended December 31, 2005:
Allowance for doubtful accounts	3,440	1,046	—	654	3,832
Valuation allowance on deferred taxes	69,282	21,017	(8,228)	—	82,071

(1)	True-up to tax returns of deferred tax accounts.

(2)	Cash write-offs, net of recoveries.

(3)	Amounts charged to other comprehensive income related to derivative instruments.

See accompanying independent auditors’ report.

(b) Exhibits:

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the Company), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the 1999 Registration Statement)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the 1996 Current Report).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the 11/14/03 Quarterly Report)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the 1994 Registration Statement).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the 1999 Current Report)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the 2001 Form S-3).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

Exhibit
Number			Exhibit Description

4.11		—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).
4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (Certificate of Designation of Series C Preferred Stock) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8).
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10).
4.14		—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of November 2, 1999 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
4.15		—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of June 8, 2001 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.1		—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10	.2*	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10	.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10	.4*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).
10.5		—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.6		—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.7		—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.8		—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.9		—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.10		—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.11		—	Agreement of Lease dated as of March 1, 1996 No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10	.15*	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10	.16*	—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

Exhibit
Number			Exhibit Description

10	.17*	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10	.18*	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).
10.19		—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10	.20*	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.25		—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.26		—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.27		—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.28		—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (5/9/01 Quarterly Report)).
10.29		—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report
10.30		—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).
10.38		—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.39		—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee, and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.40		—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.41		—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10	.42*	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10	.45*	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.46*	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

Exhibit
Number			Exhibit Description

10	.47*	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.51		—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the 5/15/03 Quarterly Report)).
10.52		—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.53		—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the 8/13/03 Quarterly Report)).
10.54		—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.55		—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.56		—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.58		—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.59		—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.64		—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).
10.65		—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10	.66*	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10	.69*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).
10	.70*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).
10	.71*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).
10	.72*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).
10	.73*	—	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the 5/10/04 Quarterly Report)).
10	.74*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).

Exhibit
Number			Exhibit Description

10	.77*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the 8/9/04 Quarterly Report)).
10	.78*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).
10.81		—	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10	.82*	—	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.83		—	Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.85		—	Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10.86		—	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10	.87*	—	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.89		—	First Lien Credit Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.90		—	Second Lien Term Loan Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.91		—	First Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.92		—	Second Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.93		—	Intercreditor Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10	.94*	—	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.95		—	Asset Purchase Agreement, dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).

Exhibit
Number			Exhibit Description

10.96		—	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10	.97*	—	Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, by and between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007.)
10.99		—	Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).
10.100		—	Security Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Licensing, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.101		—	Pledge Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.102		—	Secured Promissory Note, dated March 1, 2006, made by Spanish Broadcasting System, Inc., Mega Media Holdings, Inc. and WDLP Licensing, Inc. in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, in the principal amount of $18,500,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10	.103*	—	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and the Company (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).
10	.104*	—	Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).
10	.105*	—	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).
10.106		—	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed on October 30, 2006 (the 10/30/06 Current Report)).
10.107		—	Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company’s 10/30/06 Current Report).
10.108		—	Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 10/30/06 Current Report).
10.109		—	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center) (incorporated by reference to Exhibit 10.4 of the Company’s 10/30/06 Current Report).
10.110		—	Lease dated October 25, 2006, by and between the 7007 Palmetto Investments, LLC and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 10/30/06 Current Report).
10.111		—	Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association (Wachovia) and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2006 (the 1/10/06 Current Report)).

Exhibit
Number			Exhibit Description

10.112		—	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia (incorporated by reference to Exhibit 10.2 of the Company’s 1/10/06 Current Report).
10.113		—	Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.3 of the Company’s 1/10/06 Current Report).
10.114		—	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).
10.115		—	Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).
10	.116*	—	Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr.
10	.117*	—	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).
10	.118*	—	Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).
10	.119*	—	Incentive Stock Option Agreement dated November 8, 2007 between the Company and Cynthia Hudson.
10	.120*	—	Amendment No. 2 to Amended and Restated Employment Agreement dated as of November 7, 2007 by and between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).
10.121		—	Consulting Agreement by and between Jason L. Shrinsky and the Company dated January 31, 2008 and effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).
10.122		—	Local Marketing Agreement dated as of January 1, 2008, by and between the Company and South Broadcasting System, Inc.
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
21.1		—	List of Subsidiaries of the Company.
23.1		—	Consent of KPMG LLP.
24.1		—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2008.

Signature

/s/ Raúl Alarcón, Jr. Raúl Alarcón, Jr.	Chairman of the board of directors, Chief Executive Officer and President (principal executive officer)

/s/ Joseph A. García Joseph A. García	Executive Vice President, Chief Financial Officer, and Secretary (principal financial and accounting officer)

/s/ Pablo Raúl Alarcón, Sr. Pablo Raúl Alarcón, Sr.	Director

/s/ Antonio S. Fernandez Antonio S. Fernandez	Director

/s/ Jose A. Villamil Jose A. Villamil	Director

/s/ Mitchell A. Yelen Mitchell A. Yelen	Director

/s/ Jason L. Shrinsky Jason L. Shrinsky	Director

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the Company), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the 1999 Registration Statement)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the 1996 Current Report).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the 11/14/03 Quarterly Report)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the 1994 Registration Statement).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the 1999 Current Report)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the 2001 Form S-3).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

Exhibit
Number			Exhibit Description

4.12		—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (Certificate of Designation of Series C Preferred Stock) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8.
4.13		—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10).
4.14		—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of November 2, 1999 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
4.15		—	Form of Notice of Redemption, dated June 10, 2005, with respect to the redemption of the registrant’s 9 5/8% Senior Subordinated Notes due 2009 under the indenture dated as of June 8, 2001 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.1		—	Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).
10	.2*	—	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).
10	.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).
10	.4*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).
10.5		—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.6		—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).
10.7		—	Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).
10.8		—	Modification of Lease and License dated June 30, 1992 between Empire State Building Company and SBS-NY related to WSKQ-FM (incorporated by reference to Exhibit 10.15.2 of the 1994 Registration Statement).
10.9		—	Lease and License Modification and Extension Agreement dated as of June 30, 1992 between Empire State Building Company, as landlord, and SBS-NY as tenant (incorporated by reference to Exhibit 10.15.3 of the 1994 Registration Statement).
10.10		—	Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).
10.11		—	Agreement of Lease dated as of March 1, 1996 No. WT-174-A119 1067 between The Port Authority of New Jersey and SBS of Greater New York, Inc. as assignee of Park Radio (incorporated by reference to the 1996 Current Report).
10	.15*	—	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10	.16*	—	Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).
10	.17*	—	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).
10	.18*	—	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).

Exhibit
Number			Exhibit Description

10.19		—	Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).
10	.20*	—	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).
10.25		—	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).
10.26		—	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).
10.27		—	Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-K).
10.28		—	Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001 (5/9/01 Quarterly Report)).
10.29		—	Time Brokerage Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 5/9/01 Quarterly Report).
10.30		—	93.5 Time Brokerage Agreement, dated March 13, 2001, by and between Spanish Broadcasting System Southwest, Inc. and International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s 5/9/01 Quarterly Report).
10	.36*	—	Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).
10.38		—	Amendment dated as of February 8, 2002 to Asset Purchase Agreement dated as of November 2, 2000 by and between International Church of the FourSquare Gospel and Spanish Broadcasting System, Inc., as amended by an Addendum dated March 13, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.39		—	Amendment No. 1 dated as of February 8, 2002 to Time Brokerage Agreement dated as of March 13, 2001 by and between International Church of the FourSquare Gospel, as Licensee, and Spanish Broadcasting System, Inc., as Time Broker (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.40		—	Amendment No. 1 dated as of February 8, 2002 to the 93.5 Time Brokerage Agreement dated as of March 13, 2001 by and between Spanish Broadcasting System SouthWest, Inc., as Licensee and International Church of the FourSquare Gospel, as Time Broker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Transition Report on Form 10-Q filed February 13, 2002).
10.41		—	Warrant dated February 8, 2002 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10	.42*	—	Stock Option Agreement dated as of January 16, 2002 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2002).
10	.45*	—	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).
10	.46*	—	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

Exhibit
Number			Exhibit Description

10	.47*	—	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2002).
10.51		—	Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003 (the 5/15/03 Quarterly Report)).
10.52		—	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).
10.53		—	Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the 8/13/03 Quarterly Report)).
10.54		—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).
10.55		—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).
10.56		—	Asset Purchase Agreement dated as of September 18, 2003 between Spanish Broadcasting System, Inc. and Border Media Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 25, 2003).
10.58		—	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).
10.59		—	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).
10.64		—	Transmission Facilities Lease between the Company and International Church of the FourSquare Gospel, dated October 30, 2003 (incorporated by reference to Exhibit 10.7 of the Company’s 11/14/03 Quarterly Report).
10.65		—	Purchase Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.8 of the Company’s 11/14/03 Quarterly Report).
10	.66*	—	Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).
10	.69*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).
10	.70*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).
10	.71*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).
10	.72*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).
10	.73*	—	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the 5/10/04 Quarterly Report)).
10	.74*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).

Exhibit
Number			Exhibit Description

10	.77*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the 8/9/04 Quarterly Report)).
10	.78*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).
10.81		—	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10	.82*	—	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.83		—	Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 8-K filed on October 12, 2004).
10.85		—	Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10.86		—	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 8-K filed on December 27, 2004).
10	.87*	—	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.89		—	First Lien Credit Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.90		—	Second Lien Term Loan Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated, Wachovia Bank, National Association, Lehman Commercial Paper Inc. and various lenders (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.91		—	First Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.92		—	Second Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10.93		—	Intercreditor Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 16, 2005).
10	.94*	—	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).
10.95		—	Asset Purchase Agreement, dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).

Exhibit
Number			Exhibit Description

10.96		—	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed August 9, 2005).
10	.97*	—	Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, by and between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).
10.99		—	Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).
10.100		—	Security Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Licensing, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.101		—	Pledge Agreement, dated as of March 1, 2006, among Mega Media Holdings, Inc., WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10.102		—	Secured Promissory Note, dated March 1, 2006, made by Spanish Broadcasting System, Inc., Mega Media Holdings, Inc. and WDLP Licensing, Inc. in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, in the principal amount of $18,500,000 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 6, 2006).
10	.103*	—	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and the Company (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).
10	.104*	—	Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).
10	.105*	—	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).
10.106		—	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed on October 30, 2006 (the “10/30/06 Current Report)).
10.107		—	Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company’s 10/30/06 Current Report).
10.108		—	Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 10/30/06 Current Report).
10.109		—	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center) (incorporated by reference to Exhibit 10.4 of the Company’s 10/30/06 Current Report).
10.110		—	Lease dated October 25, 2006, by and between the 7007 Palmetto Investments, LLC and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 10/30/06 Current Report).
10.111		—	Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association (Wachovia) and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2006 (the 1/10/06 Current Report)).

Exhibit
Number			Exhibit Description

10.112		—	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia (incorporated by reference to Exhibit 10.2 of the Company’s 1/10/06 Current Report).
10.113		—	Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.3 of the Company’s 1/10/06 Current Report).
10.114		—	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).
10.115		—	Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).
10	.116*	—	Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr.
10	.117*	—	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).
10	.118*	—	Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).
10	.119*	—	Incentive Stock Option Agreement dated November 8, 2007 between the Company and Cynthia Hudson.
10	.120*	—	Amendment No. 2 to Amended and Restated Employment Agreement dated as of November 7, 2007 by and between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).
10.121		—	Consulting Agreement by and between Jason L. Shrinsky and the Company dated January 31, 2008 and effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).
10.122		—	Local Marketing Agreement dated as of January 1, 2008, by and between the Company and South Broadcasting System, Inc.
14.1		—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).
21.1		—	List of Subsidiaries of the Company.
23.1		—	Consent of KPMG LLP.
24.1		—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31(i)	.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(i)	.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.