Form 10-Q
period 2008-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2008-05-09
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 7, 2008, 41,401,805 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$51,174	61,122
Receivables, net of allowance for doubtful accounts of $3,826 in 2008 and $3,623 in 2007	29,796	35,835
Prepaid expenses and other current assets	5,424	4,515

Total current assets	86,394	101,472
Property and equipment, net of accumulated depreciation of $39,541 in 2008 and $38,188 in 2007	47,556	43,739
FCC licenses	749,864	749,864
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $151 in 2008 and $142 in 2007	1,283	1,292
Deferred financing costs, net of accumulated amortization of $3,136 in 2008 and $2,860 in 2007	4,527	4,803
Other assets	1,957	2,153

Total assets	$924,387	936,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,123	19,640
Accrued interest	279	246
Unearned revenue	2,684	4,015
Deferred commitment fee	281	300
Other liabilities	73	84
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $1,068 in 2008	17,432	—
Current portion of the senior credit facilities term loan due 2012	3,250	3,250
Current portion of other long-term debt	432	430
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	44,568	29,979
Unearned revenue, less current portion	—	305
Other liabilities, less current portion	181	187
Derivative instruments	12,772	3,582
Senior credit facilities term loan due 2012, less current portion	312,000	312,813
Other long-term debt, less current portion	7,382	7,490
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $1,410 in 2007	—	17,090
Deferred income taxes	170,148	170,148

Total liabilities	547,051	541,594

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	89,932	89,932

Stockholders’ equity:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,401,805 and 40,777,805 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 and 24,003,500 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	524,356	524,030
Accumulated other comprehensive loss	(12,772)	(3,582)
Accumulated deficit	(224,190)	(215,855)

Total stockholders’ equity	287,404	304,603

Total liabilities and stockholders’ equity	$924,387	936,129

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)

Net revenue	$36,433	38,937

Operating expenses:
Engineering and programming	14,654	12,294
Selling, general and administrative	19,589	15,907
Corporate expenses	3,593	3,603
Depreciation and amortization	1,362	1,137

Total operating expenses	39,198	32,941
Gain on the disposal of assets, net	(3)	—

Operating (loss) income	(2,762)	5,996
Other (expense) income:
Interest expense, net	(5,084)	(4,689)
Other, net	1,928	1,960

(Loss) income before income taxes	(5,918)	3,267
Income tax expense	—	2,253

Net (loss) income	(5,918)	1,014
Dividends on Series B preferred stock	(2,417)	(2,417)

Net loss applicable to common stockholders	$(8,335)	(1,403)

Basic and diluted net loss per common share	$(0.12)	(0.02)

Weighted average common shares outstanding:
Basic and Diluted	72,405	72,381

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity
and Comprehensive Loss for the Three-Months Ended March 31, 2008

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	equity
	(In thousands, except share data)

Balance at December 31, 2007	380,000	$4	40,777,805	$4	24,003,500	$2	$524,030	$(3,582)	$(215,855)	$304,603
Conversion of Class B common stock to Class A common stock	—	—	600,000	—	(600,000)	—	—	—	—	—
Issuance of Class A common stock from vesting of restricted stock	—	—	24,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	326	—	—	326
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(2,417)	(2,417)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(5,918)	(5,918)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	(9,190)	—	(9,190)

Comprehensive loss										(15,108)

Balance at March 31, 2008	380,000	$4	41,401,805	$4	23,403,500	$2	$524,356	$(12,772)	$(224,190)	$287,404

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three-Months Ended
	March 31,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(5,918)	1,014
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	326	442
Depreciation and amortization	1,362	1,137
Net barter expense (income)	99	(196)
Provision for trade doubtful accounts	760	436
Amortization of deferred financing costs	276	279
Amortization of discount on the non-interest bearing promissory note payable	342	317
Deferred income taxes	—	2,210
Decrease in unearned revenue	(1,813)	(1,937)
Accretion of the time-value of money component related to unearned revenue	59	69
Amortization of deferred commitment fee	(19)	(19)
Amortization of other liabilities	(17)	(6)
Changes in operating assets and liabilities:
Decrease in trade receivables	5,298	2,665
(Increase) decrease in other current assets	(909)	108
Decrease (increase) in other assets	196	(555)
Decrease in accounts payable and accrued expenses	(1,673)	(2,134)
Increase (decrease) in accrued interest	32	(94)

Net cash (used in) provided by operating activities	(1,599)	3,736

Cash flows from investing activities:
Purchases of property and equipment	(2,225)	(782)
Acquisition of a building and its related building improvements	(2,788)	(1,607)

Net cash used in investing activities	(5,013)	(2,389)

Cash flows from financing activities:
Payment of senior credit facility term loan 2012	(813)	(813)
Payment of Series B preferred stock cash dividends	(2,417)	(2,417)
Payments of other long-term debt	(106)	(77)

Net cash used in financing activities	(3,336)	(3,307)

Net decrease in cash and cash equivalents	(9,948)	(1,960)
Cash and cash equivalents at beginning of period	61,122	66,815

Cash and cash equivalents at end of period	$51,174	64,855

Supplemental cash flows information:
Interest paid	$4,937	4,958

Income taxes paid	10	—

Noncash investing and financing activities:
Ten-year promissory note issued for the acquisition of a building	$—	7,650

Unrealized loss on derivative instruments	(9,190)	(1,886)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three-month periods ended March 31, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2007, included in our fiscal year end 2007 Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results for a full year.

2.	Stockholders’ Equity

(a)	Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with Infinity Media Corporation (“Infinity”), Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (“SBS Bay Area”), we issued to Infinity (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock, $0.0001 par value per share (the “Class A common stock”); and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the “Warrant”).

Under the terms of the certificate of designation governing the Series C preferred stock, the holder of the Series C preferred stock has the right to convert each share into twenty fully paid and non-assessable shares of our Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment, and the Series C preferred stock issuable upon exercise of the Warrant is convertible into an additional 3,800,000 shares of our Class A common stock, subject to adjustment. To date, the Warrant has not been exercised.

In connection with the closing of the merger transaction, we also entered into a registration rights agreement with Infinity, pursuant to which, Infinity may instruct us to file up to three registration statements, on a best efforts basis, with the Securities and Exchange Commission (“SEC”) providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, $0.0001 par value per share (the “Class B common stock”), and each other class or series of our capital stock, if created, after December 23, 2004.

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

In connection with the merger agreement with Infinity, as discussed in Note 2(a), we have a Warrant outstanding to ultimately purchase an aggregate of 3,800,000 shares of our Class A common stock, which expires on December 23, 2008.

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

1999 Stock Option Plans

In September 1999, we adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a non-employee director stock option plan (the “1999 NQ Plan” and together with the 1999 ISO Plan, the “1999 Stock Option Plans”). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expires 10 years from the date of grant.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Stock-Based Compensation Expense

The impact on our results of operations of recognizing stock-based compensation for the three-month periods ended March 31, 2008 and 2007 was as follows (in thousands):

	Three-Months Ended
	March 31,
	2008	2007

Engineering and programming expenses	$160	188
Selling, general and administrative expenses	34	36
Corporate expenses	132	218

Total stock-based compensation expense	$326	442

During the three-month periods ended March 31, 2008 and 2007, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

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

A summary of the status of our stock options, as of December 31, 2007 and March 31, 2008, and changes during the three-months ended March 31, 2008, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)

Outstanding at December 31, 2007	3,063	$10.86
Granted	—	—
Exercised	—	—
Forfeited	(15)	9.79

Outstanding at March 31, 2008	3,048	$10.87	$—	4.9

Exercisable at March 31, 2008	2,885	$11.16	$—	4.7

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008 (in thousands, except per share data):

				Weighted
		Outstanding		Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price

$ 2.55 – 4.99	310	65	$3.77	7.5	310	$4.03
5.00 – 9.99	1,672	88	8.71	5.5	1,672	8.77
10.00 – 14.99	193	10	10.77	6.4	193	10.77
15.00 – 20.00	710	—	20.00	1.6	710	20.00

	2,885	163	$10.87	4.9	2,885	$11.16

Nonvested Shares

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over three to five years and are subject to the employees continuing service to us. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.

A summary of the status of our nonvested shares, as of December 31, 2007 and March 31, 2008, and changes during the three-months ended March 31, 2008, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)

Nonvested at December 31, 2007	77	$4.19
Awarded	90	1.57
Vested	(24)	4.30
Forfeited	—	—

Nonvested at March 31, 2008	143	$2.52

3.	Basic and Diluted Net Loss Per Common Share

Basic net loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented, using the “if converted” method. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.

Common stock equivalents were not considered in the calculation for the three-month period ended March 31, 2008 and 2007, since their effect would be anti-dilutive. If included, the common stock equivalents for these periods would have amounted to zero for both periods.

4.	Operating Segments

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. We have two reportable segments:

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,		Change
	2008	2007	$	%

Net revenue:
Radio	$33,026	36,832	(3,806)	(10)%
Television	3,407	2,105	1,302	62%

Consolidated	$36,433	38,937	(2,504)	(6)%

Engineering and programming expenses:
Radio	$9,916	8,842	1,074	12%
Television	4,738	3,452	1,286	37%

Consolidated	$14,654	12,294	2,360	19%

Selling, general and administrative expenses:
Radio	$17,222	14,223	2,999	21%
Television	2,367	1,684	683	41%

Consolidated	$19,589	15,907	3,682	23%

Corporate expenses:	$3,593	3,603	(10)	(0)%
Depreciation and amortization:
Radio	$796	726	70	10%
Television	167	142	25	18%
Corporate	399	269	130	48%

Consolidated	$1,362	1,137	225	20%

Gain on the diposal of assets, net:
Radio	$(3)	—	(3)	100%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$(3)	—	(3)	100%

Operating (loss) income:
Radio	$5,095	13,041	(7,946)	(61)%
Television	(3,865)	(3,173)	(692)	22%
Corporate	(3,992)	(3,872)	(120)	3%

Consolidated	$(2,762)	5,996	(8,758)	(146)%

Capital expenditures:
Radio	$1,091	509	582	114%
Television	3,696	1,633	2,063	126%
Corporate	226	247	(21)	(9)%

Consolidated	$5,013	2,389	2,624	110%

	March 31,	December 31,
	2008	2007

Total Assets:
Radio	$845,709	862,048
Television	67,803	62,462
Corporate	10,875	11,619

Consolidated	$924,387	936,129

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Loss

Our total comprehensive loss, comprised of net (loss) income and unrealized loss on derivative instruments, for the three- months ended March 31, 2008 and 2007, respectively, was as follows (in thousands):

	Three-Months Ended
	March 31,
	2008	2007

Net (loss) income	$(5,918)	1,014
Other comprehensive loss:
Unrealized loss on derivative instruments	(9,190)	(1,886)

Total comprehensive loss	$(15,108)	(872)

6.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both SFAS No. 141R and SFAS No. 160 are effective for periods beginning on or after December 15, 2008 or fiscal year 2009 for us. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 141R and SFAS No. 160 on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. SFAS No. 161 expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008 or fiscal year 2009 for us.

7.	Income Taxes

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2004 through 2007. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2003 through 2007.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. On implementation of FIN 48, we reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established for which the statute of limitations remained open.

8.	Litigation

We are subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. In our opinion, we do not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on our financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should all of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Wolf, et al., Litigation

On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the “Southern District of New York”) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the “IPO”). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our IPO, two members of our senior management team, one of whom is our Chairman of the Board, and an additional director, referred to collectively as the individual defendants. To date, the complaint, while served upon us, has not been served upon the individual defendants.

This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriter defendants, and 1,000 individuals alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriter defendants allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the Southern District of New York. One of the claims against the individual defendants, specifically the Section 10b-5 claim, has been dismissed. On September 21, 2007, Kaye Scholer, on behalf of the individual defendants, executed a tolling agreement with plaintiffs providing for the dismissal without prejudice of all claims against the individual defendants upon the provision to plaintiffs of documentation showing that SBS has entity coverage for the period in question. Documentation of such coverage was subsequently provided to plaintiffs on December 19, 2007.

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

On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) reversed the Southern District Of New York’s October 13, 2004 order granting a motion for class certification in six “focus cases” out of the more than 300 consolidated class actions, holding that Plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On December 14, 2006, the court held a conference with all counsel in the IPO cases to consider the impact of the Second Circuit’s reversal of class certification on these cases, including whether a class can be certified for settlement purposes when it cannot otherwise be certified for litigation purposes. The court determined to defer deciding the motion for final approval of the Issuers’ Settlement until further word from the Second Circuit about whether or not it will want to consider rehearing. On January 5, 2007, Plaintiffs filed a petition with the Second Circuit for a rehearing or rehearing en banc.

On May 30, 2007, the Southern District of New York held a status conference to discuss the impact of the Second Circuit’s December 5, 2006 decision and plaintiffs made an oral motion for class certification with respect to all of the consolidated actions, based on newly proposed class definitions.

On August 14, 2007, plaintiffs filed amended complaints in the six “focus cases” and amended master allegations in the consolidated actions. On November 13, 2007, the issuer defendants moved to dismiss the amended complaints in the six “focus cases.” On March 26, 2008, the court granted in part the motion as to a subset of plaintiffs’ Section 11 claims, but denied the motion as to plaintiffs’ other claims. We are not named in any of the six “focus cases.”

On December 21, 2007, the underwriter defendants and issuer defendants filed oppositions to plaintiffs’ motion for class certification in the six “focus cases.” Plaintiffs’ reply brief was filed on March 28, 2008 and the underwriter defendants’ and issuer defendants’ surreply briefs are due on April 22, 2008. The court has not indicated that it will hold oral argument.

On January 7, 2008, the underwriter defendants filed a motion (in which the issuer defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against us, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion.

Plaintiffs filed an opposition to the motion on February 8, 2008, and the underwriter defendants’ filed a reply brief on February 29, 2008.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our liabilities that are measured at fair value on a recurring basis at March 31, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
March 31, 2008
Using Significant Other
Description	Observable Inputs (Level 2)

Derivatives — Liabilities	$12,772

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and/or operate 21 radio stations in markets that reach approximately 48% of the U.S. Hispanic population, and two television stations, which reach approximately 3.0 million households throughout the U.S. and Puerto Rico.

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

Our primary source of revenue is the sale of advertising time on our stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our stations are able to charge, as well as the overall demand for advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising demand from local and national advertisers. Typically for the broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses are compensation expenses, programming expenses, professional fees, and advertising and promotional expenses. Our senior management strives to control these expenses, as well as other expenses, by working closely with local station management and others, including vendors.

Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the U.S. Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin and each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. Our radio revenue is generated primarily from the sale of local and national advertising.

Our two television stations operate as one television operation, branded “MegaTV”. We have created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to complement our Internet websites. We have developed approximately 70% of our programming and have obtained other content from Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming.

As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish — English) websites providing content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously stream our stations’ content, which has broadened the audience reach of our radio stations. We also occasionally produce live concerts and events throughout the United States, including Puerto Rico.

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2008 and 2007

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,		Change
	2008	2007	$	%

Net revenue:
Radio	$33,026	36,832	(3,806)	(10)%
Television	3,407	2,105	1,302	62%

Consolidated	$36,433	38,937	(2,504)	(6)%

Engineering and programming expenses:
Radio	$9,916	8,842	1,074	12%
Television	4,738	3,452	1,286	37%

Consolidated	$14,654	12,294	2,360	19%

Selling, general and administrative expenses:
Radio	$17,222	14,223	2,999	21%
Television	2,367	1,684	683	41%

Consolidated	$19,589	15,907	3,682	23%

Corporate expenses:	$3,593	3,603	(10)	(0)%
Depreciation and amortization:
Radio	$796	726	70	10%
Television	167	142	25	18%
Corporate	399	269	130	48%

Consolidated	$1,362	1,137	225	20%

Gain on the diposal of assets, net:
Radio	$(3)	—	(3)	100%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$(3)	—	(3)	100%

Operating (loss) income:
Radio	$5,095	13,041	(7,946)	(61)%
Television	(3,865)	(3,173)	(692)	22%
Corporate	(3,992)	(3,872)	(120)	3%

Consolidated	$(2,762)	5,996	(8,758)	(146)%

The following summary table presents a comparison of our results of operations for the three-month periods ended March 31, 2008 and 2007. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change
	2008	2007	$	%
	(In thousands)

Net revenue	$36,433	38,937	(2,504)	(6)%
Engineering and programming expenses	14,654	12,294	2,360	19%
Selling, general and administrative expenses	19,589	15,907	3,682	23%
Corporate expenses	3,593	3,603	(10)	(0)%
Depreciation and amortization	1,362	1,137	225	20%
Gain on disposal of assets, net	(3)	—	(3)	100%

Operating (loss) income	$(2,762)	5,996	(8,758)	(146)%
Interest expense, net	(5,084)	(4,689)	(395)	8%
Other income, net	1,928	1,960	(32)	(2)%
Income tax expense	—	2,253	(2,253)	(100)%

Net (loss) income	$(5,918)	1,014	(6,932)	(684)%

Net Revenue.  The decrease in our consolidated net revenue of $2.5 million or 6% was due to the decrease in net revenue from our radio segment of $3.8 million or 10%, offset by an increase in our television segment net revenue of $1.3 million or 62%. Our radio segment had a decrease in net revenue primarily due to lower local and national sales. The decrease in local sales occurred primarily in our Miami, Los Angeles, New York, and Chicago markets, offset by an increase in our Puerto Rico market. The decrease in national sales occurred in our Miami, Chicago, and New York markets, offset by an increase in our Los Angeles market. Our television segment net revenue growth was primarily due to increases in subscriber revenue related to the DirecTV affiliation agreements, local spot sales, and local integrated sales.

Engineering and Programming Expenses.  The increase in our consolidated engineering and programming expenses of $2.4 million or 19% was due to increases in both our television and radio segments. Our television segment expenses increased $1.3 million or 37%, primarily due to an increase in original produced programming, acquired programming licenses and on-air promotions related to newly produced or acquired shows. Our radio segment expenses increased $1.1 million or 12%, primarily related to an increase in compensation and benefits for our radio programming personnel related to new morning shows in our Puerto Rico, Chicago and Miami markets.

Selling, General and Administrative Expenses.  The increase in our consolidated selling, general and administrative expenses of $3.7 million or 23% was due to increases in both our radio and television segments. Our radio segment expenses increased $3.0 million or 21%, primarily due to an increase in advertising, promotional and marketing costs related to the branding of our morning shows in New York and Puerto Rico. Our television segment expenses increased $0.7 million or 41%, primarily due to the increase in advertising, promotional and marketing costs related to new shows and professional fees.

Depreciation and Amortization.  The increase in our consolidated depreciation and amortization expenses is directly related to the increase in capital expenditures throughout our company.

Operating (Loss) Income.  The decrease in operating (loss) income of $8.8 million or 146% was primarily related to our radio segment’s operating income decrease of $7.9 million or 61%, which was related to a decrease in net revenues and an increase in operating expenses. Also, our television segment’s operating loss increased by $0.7 million or 22%, which was mainly related to an increase in operating expenses.

Interest Expense, net.  The increase in interest expense, net, was due to a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.

Income Taxes.  The decrease in income taxes was related to the loss before income taxes. We are estimating our 2008 fiscal year income tax expense to be approximately $17.0 million, which is comprised primarily of deferred income tax expense. Since we are expecting income tax expense for the full year, we did not record an income tax benefit for the period.

Net (Loss) Income.  The decrease in net (loss) income was primarily due to the decrease in operating (loss) income.

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

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. However, we also have bank borrowings available to meet our capital needs and contractual obligations and, when appropriate and if available, will obtain financing by issuing debt or equity.

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

We had cash and cash equivalents of $51.2 million as of March 31, 2008.

The following summary table presents a comparison of our capital resources for the three-month periods ended March 31, 2008 and 2007, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change
	2008	2007	$
	(In thousands)

Capital expenditures:
Radio	1,091	509	582
Television	3,696	1,633	2,063
Corporate	226	247	(21)

Consolidated	$5,013	2,389	2,624

Net cash flows (used in) provided by operating activities	$(1,599)	3,736	(5,335)
Net cash flows used in investing activities	(5,013)	(2,389)	(2,624)
Net cash flows used in financing activities	(3,336)	(3,307)	(29)

Net decrease in cash and cash equivalents	$(9,948)	(1,960)

Capital Expenditures.  The increase in our capital expenditures is a result of various capital projects, including but not limited to the SBS Miami Broadcast Center. Due to these capital projects, we will continue to make significant capital expenditures throughout 2008, which will primarily be funded with cash on hand. We are estimating our capital expenditures for the fiscal year 2008 to be in the range of $16.0 million to $18.0 million.

Net Cash Flows (Used In) Provided by Operating Activities.  Changes in our net cash flows from operating activities were primarily a result of the decrease in cash sales and an increase in cash paid to vendors.

Net Cash Flows Used in Investing Activities.  Changes in our net cash flows from investing activities were primarily a result of the following: (a) in 2008, we continue to make improvements to the SBS Miami Broadcast Center which was purchased in 2007; these improvements totaled $2.8 million and other capital expenditures totaled $2.2 million, and (b) in 2007, we acquired the SBS Miami Broadcast Center and began making improvements to that building totaling $1.6 million and other capital expenditures of $0.8 million.

Net Cash Flows Used In Financing Activities.  There were no significant changes in our net cash flows from financing activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact on Inflation

We believe that inflation has not had a material impact on our results of operations for each of our first quarter of 2008. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures.  Our principal executive and financial officers have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes In Internal Control Over Financial Reporting.  There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 8 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007, but they are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 8, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

Exhibit
Number		Exhibit Description

4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).
4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1	—	Consulting Agreement by and between Jason L. Shrinsky and the Company dated January 31, 2008 and effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).
10.2	—	Local Marketing Agreement dated as of January 1, 2008, by and between the Company and South Broadcasting System, Inc. (incorporated by reference to Exhibit 10.122 of the Company’s Form 10-K for the fiscal year 2007).
14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year 2003).
31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 9, 2008

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).
3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).
3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).
3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).
4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).
4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).
4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).
4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).
4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).
4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).
4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 8, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).
4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).
4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).
4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

Exhibit
Number		Exhibit Description

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).
4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).
10.1	—	Consulting Agreement by and between Jason L. Shrinsky and the Company dated January 31, 2008 and effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 29, 2008).
10.2	—	Local Marketing Agreement dated as of January 1, 2008, by and between the Company and South Broadcasting System, Inc. (incorporated by reference to Exhibit 10.122 of the Company’s Form 10-K for the fiscal year 2007).
14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year 2003).
31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.