Form 10-Q
period 2008-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2008-08-11
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of August 7, 2008, 41,401,805 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$39,010	61,122
Receivables, net of allowance for doubtful accounts of $2,881 in 2008 and $3,623 in 2007	33,540	35,835
Prepaid expenses and other current assets	6,747	4,515

Total current assets	79,297	101,472

Property and equipment, net of accumulated depreciation of $40,945 in 2008 and $38,188 in 2007	53,467	43,739
FCC broadcasting licenses	353,612	749,864
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $160 in 2008 and $142 in 2007	1,274	1,292
Deferred financing costs, net of accumulated amortization of $3,411 in 2008 and $2,860 in 2007	4,251	4,803
Other assets	2,388	2,153

Total assets	$527,095	936,129

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued expenses	$18,186	19,640
Accrued interest	267	246
Unearned revenue	2,881	4,015
Deferred commitment fee	263	300
Other liabilities	66	84
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $719 in 2008	17,781	—
Current portion of the senior credit facilities term loan due 2012	3,250	3,250
Current portion of other long-term debt	434	430
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,014	2,014

Total current liabilities	45,142	29,979

Unearned revenue, less current portion	—	305
Other liabilities, less current portion	172	187
Derivative instruments	4,842	3,582
Senior credit facilities term loan due 2012, less current portion	311,187	312,813
Other long-term debt, less current portion	7,272	7,490
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $1,410 in 2007	—	17,090
Deferred income taxes	69,529	170,148

Total liabilities	438,144	541,594

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	89,932	89,932

Stockholders’ (deficit) equity:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,401,805 and 40,777,805 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 and 24,003,500 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	524,512	524,030
Accumulated other comprehensive loss	(4,842)	(3,582)
Accumulated deficit	(520,661)	(215,855)

Total stockholders’ (deficit) equity	(981)	304,603

Total liabilities and stockholders’ (deficit) equity	$527,095	936,129

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net revenue	$45,180	47,871	81,613	86,808

Operating expenses:
Engineering and programming	15,464	12,377	30,118	24,671
Selling, general and administrative	17,623	20,197	37,212	36,104
Corporate expenses	3,672	3,112	7,265	6,715
Depreciation and amortization	1,442	1,105	2,804	2,242

Total operating expenses	38,201	36,791	77,399	69,732
Gain on the disposal of assets, net	(2)	(1)	(5)	(1)
Impairment of FCC broadcasting licenses	396,252	—	396,252	—

Operating (loss) income	(389,271)	11,081	(392,033)	17,077

Other (expense) income:
Interest expense, net	(5,315)	(4,735)	(10,399)	(9,424)
Other, net	—	—	1,928	1,960

(Loss) income before income taxes	(394,586)	6,346	(400,504)	9,613

Income tax (benefit) expense	(100,532)	3,956	(100,532)	6,209

Net (loss) income	(294,054)	2,390	(299,972)	3,404

Dividends on Series B preferred stock	(2,417)	(2,417)	(4,834)	(4,834)

Net loss applicable to common stockholders	$(296,471)	(27)	(304,806)	(1,430)

Basic and diluted net loss per common share	$(4.09)	—	(4.21)	(0.02)

Weighted average common shares outstanding:
Basic & diluted	72,405	72,381	72,405	72,381

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
and Comprehensive Loss for the Six-Months Ended June 30, 2008

	Class C		Class A		Class B			Accumulated		Total
	preferred stock		common stock		common stock		Additional	other		stockholders’
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	(deficit)
	shares	value	shares	value	shares	value	capital	loss	deficit	equity
	(In thousands, except share data)
Balance at December 31, 2007	380,000	$4	40,777,805	$4	24,003,500	$2	$524,030	$(3,582)	$(215,855)	$304,603
Conversion of Class B common stock to Class A common stock	—	—	600,000	—	(600,000)	—	—	—	—	—
Issuance of Class A common stock from vesting of restricted stock	—	—	24,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	482	—	—	482
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(4,834)	(4,834)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(299,972)	(299,972)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	(1,260)	—	(1,260)

Comprehensive loss										(301,232)

Balance at June 30, 2008	380,000	$4	41,401,805	$4	23,403,500	$2	$524,512	$(4,842)	$(520,661)	$(981)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six-Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(299,972)	3,404
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Gain on the sale of assets	(5)	(1)
Impairment of FCC broadcasting licenses	396,252	—
Stock-based compensation	482	861
Depreciation and amortization	2,804	2,242
Net barter income	(60)	(174)
Provision for trade doubtful accounts	576	553
Amortization of deferred financing costs	552	557
Amortization of discount on the non-interest bearing promissory note payable	691	639
Deferred income taxes	(100,619)	6,122
Decrease in unearned revenue	(1,617)	(1,899)
Accretion of the time-value of money component related to unearned revenue	91	125
Amortization of deferred commitment fee	(37)	(38)
Amortization of other liabilities	(33)	(12)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	1,866	(6,184)
(Increase) decrease in prepaid and other current assets	(2,232)	165
Increase in other assets	(235)	(517)
(Decrease) increase in accounts payable and accrued expenses	(1,646)	1,435
Increase (decrease) in accrued interest	56	(128)

Net cash (used in) provided by operating activities	(3,086)	7,150

Cash flows from investing activities:
Purchases of property and equipment	(7,482)	(2,428)
Acquisition of a building and its related building improvements	(4,897)	(1,982)
Proceeds from an insurance recovery	27	15

Net cash used in investing activities	(12,352)	(4,395)

Cash flows from financing activities:
Payment of senior credit facility term loan 2012	(1,626)	(1,626)
Payment of Series B preferred stock cash dividends	(4,834)	(4,834)
Payments of other long-term debt	(214)	(188)

Net cash used in financing activities	(6,674)	(6,648)

Net decrease in cash and cash equivalents	(22,112)	(3,893)
Cash and cash equivalents at beginning of period	61,122	66,815

Cash and cash equivalents at end of period	$39,010	62,922

Supplemental cash flows information:
Interest paid	$9,920	9,934

Income taxes paid, net	10	—

Noncash investing and financing activities:
Ten-year promissory note issued for the acquisition of a building	$—	7,650

Unrealized (loss) gain on derivative instruments	(1,260)	1,669

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three- and six-month periods ended June 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results for a full year.
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
  (e) Stock-Based Compensation Expense
     The impact on our results of operations of recognizing stock-based compensation for the three- and six-month periods ended June 30, 2008 and 2007 was as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Engineering and programming expenses	$8	189	$168	377
Selling, general and administrative expenses	34	33	70	69
Corporate expenses	113	197	244	415

Total stock-based compensation expense	$155	419	$482	861

     During the three- and six-month periods ended June 30, 2008 and 2007, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
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
     A summary of the status of our stock options, as of December 31, 2007 and June 30, 2008, and changes during the six-months ended June 30, 2008, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2007	3,063	$10.86
Granted	—	—
Exercised	—	—
Forfeited	(23)	11.78

Outstanding at June 30, 2008	3,040	$10.86	$—	4.6

Exercisable at June 30, 2008	2,903	$11.13	$—	4.4

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2008 (in thousands, except per share data):

				Weighted
		Outstanding		Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$2.55 - 4.99	310	65	$3.77	7.2	310	$4.03
5.00 - 9.99	1,695	62	8.71	5.2	1,695	8.78
10.00 - 14.99	193	10	10.77	6.2	193	10.77
15.00 - 20.00	705	—	20.00	1.3	705	20.00

	2,903	137	$10.86	4.6	2,903	$11.13

  Nonvested Shares
     Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over three to five years and are subject to the employees continuing service to us. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.
     A summary of the status of our nonvested shares, as of December 31, 2007 and June 30, 2008, and changes during the six-months ended June 30, 2008, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2007	77	$4.19
Awarded	90	1.57
Vested	(24)	4.30
Forfeited	—	—

Nonvested at June 30, 2008	143	$2.52

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

     Common stock equivalents were not considered in the calculation for the three- and six-month periods ended June 30, 2008 and 2007, since their effect would be anti-dilutive. If included, the common stock equivalents for these periods would have amounted to zero for all periods, excluding the three-month period ended June 30, 2008 which would have amounted to three.
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

	Three-Months Ended				Six-Months Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
Net revenue:
Radio	$41,008	45,256	(4,248)	(9%)	74,034	82,088	(8,054)	(10%)
Television	4,172	2,615	1,557	60%	7,579	4,720	2,859	61%

Consolidated	$45,180	47,871	(2,691)	(6%)	81,613	86,808	(5,195)	(6%)

Engineering and programming expenses:
Radio	$10,236	9,068	1,168	13%	20,152	17,910	2,242	13%
Television	5,228	3,309	1,919	58%	9,966	6,761	3,205	47%

Consolidated	$15,464	12,377	3,087	25%	30,118	24,671	5,447	22%

Selling, general and administrative expenses:
Radio	$14,648	18,494	(3,846)	(21%)	31,870	32,717	(847)	(3%)
Television	2,975	1,703	1,272	75%	5,342	3,387	1,955	58%

Consolidated	$17,623	20,197	(2,574)	(13%)	37,212	36,104	1,108	3%

Corporate expenses:	$3,672	3,112	560	18%	7,265	6,715	550	8%

Depreciation and amortization:
Radio	$784	711	73	10%	1,580	1,437	143	10%
Television	277	128	149	116%	444	270	174	64%
Corporate	381	266	115	43%	780	535	245	46%

Consolidated	$1,442	1,105	337	30%	2,804	2,242	562	25%

Gain on the disposal of assets, net:
Radio	$(2)	(1)	(1)	100%	(5)	(1)	(4)	400%
Television	—	—	—	0%	—	—	—	0%
Corporate	—	—	—	0%	—	—	—	0%

Consolidated	$(2)	(1)	(1)	100%	(5)	(1)	(4)	400%

Impairment of FCC broadcasting licenses:
Radio	$379,415	—	379,415	100%	379,415	—	379,415	100%
Television	16,837	—	16,837	100%	16,837	—	16,837	100%
Corporate	—	—	—	0%	—	—	—	0%

Consolidated	$396,252	—	396,252	100%	396,252	—	396,252	100%

Operating (loss) income:
Radio	$(364,073)	16,984	(381,057)	(2244%)	(358,978)	30,025	(389,003)	(1296%)
Television	(21,145)	(2,525)	(18,620)	737%	(25,010)	(5,698)	(19,312)	339%
Corporate	(4,053)	(3,378)	(675)	20%	(8,045)	(7,250)	(795)	11%

Consolidated	$(389,271)	11,081	(400,352)	(3613%)	(392,033)	17,077	(409,110)	(2396%)

Capital expenditures:
Radio	$1,226	507	719	142%	2,317	1,016	1,301	128%
Television	6,003	392	5,611	1431%	9,699	2,025	7,674	379%
Corporate	137	1,122	(985)	(88%)	363	1,369	(1,006)	(73%)

Consolidated	$7,366	2,021	5,345	264%	12,379	4,410	7,969	181%

	June30,	December 31,
	2008	2007

Total Assets:
Radio	$456,250	862,048
Television	60,635	62,462
Corporate	10,210	11,619

Consolidated	$527,095	936,129

5. Comprehensive (Loss) Income
     Our total comprehensive (loss) income, comprised of net (loss) income and unrealized gain (loss) on derivative instruments, for the three- and six-months ended June 30, 2008 and 2007, respectively, was as follows (in thousands):

	Three-Months ended		Six-Months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(294,054)	2,390	(299,972)	3,404
Other comprehensive loss:
Unrealized gain (loss) on derivative instruments	7,930	3,555	(1,260)	1,669

Total comprehensive (loss) income	$(286,124)	5,945	(301,232)	5,073

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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. SFAS No. 161 expands the current disclosure framework in SFAS No. 133 and is effective prospectively for periods beginning on or after November 15, 2008 or fiscal year 2009 for us.
7. Income Taxes
     During the three-months ended June 30, 2008, we determined we are no longer able to estimate our annual effective tax rate which would be applied to our pre-tax ordinary income. In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, we are calculating our effective income tax rate using a year to date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective book tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.
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
     On May 13, 2008, the Court issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the action against us. The order also requires Plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, Defendants may seek clarification of the Court’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including our action, as well as the status of the Section 11-related class allegations.
Amigo Broadcasting Litigation
     On December 5, 2003, Amigo Broadcasting, L.P. (“Amigo”) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the “Court”), against us, Raul Bernal (“Bernal”) and Joaquin Garza (“Garza”) (the “Amigo Broadcasting Litigation”). Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that we (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the Property); (2) wrongfully converted the Property to our own use and benefit; (3) induced Bernal and Garza to breach their employment agreements with Amigo; (4) used and continued to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with us and our syndicators; (5) invaded Amigo’s privacy by misappropriating the names and likenesses of Bernal and Garza; and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $5.0 million.
     On December 5, 2003, the Court issued a temporary injunction against all of the defendants and scheduled a hearing before the Court on December 17, 2003. The temporary injunction dissolved by its terms on December 1, 2004. On December 17, 2003, the parties entered into a settlement agreement, whereby the Court entered an Order on Consent of the settling parties, permitting Bernal and Garza’s radio show to be broadcast on our radio stations. In addition, we agreed that we would not broadcast the Bernal and Garza radio show in certain prohibited markets and that we would not distribute certain promotional materials that were developed by Amigo. On January 5, 2004, we answered the remaining claims asserted by Amigo for damages. On March 18, 2005, the case was removed to the United States District Court for the Western District of Texas (the “District Court”) and a trial date was scheduled for

May 2006. On January 17, 2006, we filed a motion for summary judgment with the District Court. On March 2, 2006, the parties conducted mediation but were unable to reach a settlement. The case was thereafter tried before a jury the week of May 1, 2006. At the close of plaintiff’s evidence, defendants presented a motion for judgment as a matter of law and the motion was granted on all counts. The District Court entered judgment for the defendants — Garza, Bernal and us.
     On June 2, 2006, Plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals. All briefs were submitted and the Fifth Circuit Court of Appeals heard oral arguments on December 5, 2007. On August 1, 2008, the litigation was resolved pursuant to a confidential settlement and release agreement. The parties are seeking dismissal of the pending appeal and seek nothing further from the litigation. The settlement was reflected in our results of operations for the three- and six-month periods ended June 30, 2008.
9. Impairment of FCC Broadcasting Licenses
     Our indefinite-lived intangible assets consist of FCC broadcast licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (the Act). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. Our valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC broadcasting licenses are acquired and operated by a third-party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue, market revenue projections, anticipated operating profit margins and discount rates. In the preparation of the FCC broadcasting license appraisals, we make estimates and assumptions that affect the valuation of the intangible assets. These estimates and assumptions could differ from actual results.
     We generally test for impairment on our FCC broadcasting license intangible assets at the individual license level. However, we have applied the guidance in EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (“EITF 02-07”), to certain of our FCC broadcasting license intangible assets. EITF 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. We aggregate FCC broadcasting licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.
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
     During the three-months ended June 30, 2008, we performed an impairment review of our indefinite-lived intangible assets and determined that there was an impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $396.3 million related to the FCC broadcasting licenses for certain individual stations in our Los Angeles, San Francisco, Puerto Rico, Miami and New York markets. The tax impact of the impairment loss was approximately $109 million tax benefit, which related to the reduction of the book/tax basis differences on our FCC broadcasting licenses. The impairment loss was due to market changes in estimates and assumptions which (a) decreased advertising revenue growth projections for the broadcasting industry, and (b) increased the discount rate. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used. Additionally, we performed an impairment review of our goodwill and determined that there was no impairment.
10. Fair Value of Derivative Instruments
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our liabilities that are measured at fair value on a recurring basis at June 30, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
June 30, 2008
Using Significant Other
Description	Observable Inputs (Level 2)
Derivatives — Liabilities	$4,842
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
11. Fair Value of Financial Instruments
     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, prepaids and other current assets, as well as accounts payable, accrued expenses, deposit on the sales of stations and other current liabilities, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     The estimated fair value of our financial instruments are as follows (in millions):

	June 30,		December 31,
	2008		2007
	Gross		Gross
	carrying		carrying
Description	amount	Fair value	amount	Fair value
Senior credit facilities	$314.4	252.3	316.1	291.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock	$89.9	54.0	89.9	89.9
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

Comparison Analysis of the Operating Results for the Three-Month Periods Ended June 30, 2008 and 2007
     The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,		Change
	2008	2007	$	%
Net revenue:
Radio	$41,008	45,256	(4,248)	(9%)
Television	4,172	2,615	1,557	60%

Consolidated	$45,180	47,871	(2,691)	(6%)

Engineering and programming expenses:
Radio	$10,236	9,068	1,168	13%
Television	5,228	3,309	1,919	58%

Consolidated	$15,464	12,377	3,087	25%

Selling, general and administrative expenses:
Radio	$14,648	18,494	(3,846)	(21%)
Television	2,975	1,703	1,272	75%

Consolidated	$17,623	20,197	(2,574)	(13%)

Corporate expenses:	$3,672	3,112	560	18%

Depreciation and amortization:
Radio	$784	711	73	10%
Television	277	128	149	116%
Corporate	381	266	115	43%

Consolidated	$1,442	1,105	337	30%

Gain on the disposal of assets, net:
Radio	$(2)	(1)	(1)	100%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$(2)	(1)	(1)	100%

Impairment of FCC broadcasting licenses:
Radio	$379,415	—	379,415	100%
Television	16,837	—	16,837	100%
Corporate	—	—	—	0%

Consolidated	$396,252	—	396,252	100%

Operating (loss) income:
Radio	$(364,073)	16,984	(381,057)	(2244%)
Television	(21,145)	(2,525)	(18,620)	737%
Corporate	(4,053)	(3,378)	(675)	20%

Consolidated	$(389,271)	11,081	(400,352)	(3613%)

     The following summary table presents a comparison of our results of operations for the three-month periods ended June 30, 2008 and 2007. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,		Change
	2008	2007	$	%
	(In thousands)
Net revenue	$45,180	47,871	(2,691)	(6%)
Engineering and programming expenses	15,464	12,377	3,087	25%
Selling, general and administrative expenses	17,623	20,197	(2,574)	(13%)
Corporate expenses	3,672	3,112	560	18%
Depreciation and amortization	1,442	1,105	337	30%
Gain on disposal of assets, net	(2)	(1)	(1)	100%
Impairment of FCC broadcasting licenses	396,252	—	396,252	100%

Operating (loss) income	$(389,271)	11,081	(400,352)	(3613%)
Interest expense, net	(5,315)	(4,735)	(580)	12%
Income tax (benefit) expense	(100,532)	3,956	(104,488)	(2641%)

Net (loss) income	$(294,054)	2,390	(296,444)	(12404%)

     Net Revenue. The decrease in our consolidated net revenue of $2.7 million or 6% was due to the decrease in net revenue from our radio segment of $4.2 million or 9%, offset by an increase in our television segment net revenue of $1.6 million or 60%. Our radio segment had a decrease in net revenue primarily due to lower local and national sales. The decrease in local sales occurred primarily in our Miami, Los Angeles, Chicago, and New York markets, offset by an increase in our Puerto Rico market. The decrease in national sales occurred in our New York and Miami markets, offset by increases in our Los Angeles and San Francisco markets. Our television segment net revenue growth was primarily due to increases in local spot sales, subscriber revenue related to the DIRECTV affiliation agreements, barter sales, and local integrated sales, offset by a decrease in paid programming sales.
     Engineering and Programming Expenses. The increase in our consolidated engineering and programming expenses of $3.1 million or 25% was due to increases in both our television and radio segments. Our television segment expenses increased $1.9 million or 58%, primarily due to an increase in original produced programming, acquired programming licenses and on-air promotions related to newly produced or acquired shows. Our radio segment expenses increased $1.2 million or 13%, primarily related to an increase in compensation and benefits for our radio programming personnel related to new morning shows in our Puerto Rico, Chicago and Miami markets and a legal settlement related to the Amigo Broadcasting litigation.
     Selling, General and Administrative Expenses. The decrease in our consolidated selling, general and administrative expenses of $2.6 million or 13% was due to a decrease in our radio segment. Our radio segment expenses decreased $3.9 million or 21%, primarily due to a decrease in advertising, promotional and marketing costs, commissions and professional fees. Our television segment expenses increased $1.3 million or 75%, primarily due to the increase in advertising, promotional and marketing costs related to new shows, barter expense and professional fees.
     Corporate Expenses. The increase in corporate expenses was a result of an increase in professional fees.
     Depreciation and Amortization. The increase in our consolidated depreciation and amortization expenses is directly related to the increase in capital expenditures throughout our company.
     Impairment of FCC Broadcasting Licenses. As a result of our SFAS No. 142 impairment testing of our indefinite-lived intangible assets and goodwill, we recorded a non-cash impairment loss of approximately $396.3 million related to the FCC broadcasting licenses for certain individual stations in our Los Angeles, San Francisco, Puerto Rico, Miami and New York markets. The impairment loss was due to market changes in estimates and assumptions which (a) decreased advertising revenue growth projections for the broadcasting industry, and (b) increased the discount rate. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used.
     Operating (Loss) Income. The decrease in operating (loss) income was mainly due to the impairment of FCC broadcasting licenses of $396.3 million. Also contributing to the decrease in operating (loss) income was an increase in our television segment’s operating expenses and a decrease in our radio segment’s net revenue.
     Interest Expense, net. The increase in interest expense, net, was due to a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
     Income Taxes. The income tax benefit of $100.5 million arose primarily from the impact of the reduction of our deferred tax liabilities related to the impairment of our FCC broadcasting licenses of approximately $109.2 million.
     Net (Loss) Income. The decrease in net (loss) income was primarily due to the decrease in operating (loss) income related to the impairment of FCC broadcasting licenses, partially offset by its related income tax benefit.

Comparison Analysis of the Operating Results for the Six-Month Periods Ended June 30, 2008 and 2007
     The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,		Change
	2008	2007	$	%
Net revenue:
Radio	74,034	82,088	(8,054)	(10%)
Television	7,579	4,720	2,859	61%

Consolidated	81,613	86,808	(5,195)	(6%)

Engineering and programming expenses:
Radio	20,152	17,910	2,242	13%
Television	9,966	6,761	3,205	47%

Consolidated	30,118	24,671	5,447	22%

Selling, general and administrative expenses:
Radio	31,870	32,717	(847)	(3%)
Television	5,342	3,387	1,955	58%

Consolidated	37,212	36,104	1,108	3%

Corporate expenses:	7,265	6,715	550	8%

Depreciation and amortization:
Radio	1,580	1,437	143	10%
Television	444	270	174	64%
Corporate	780	535	245	46%

Consolidated	2,804	2,242	562	25%

Gain on the disposal of assets, net:
Radio	(5)	(1)	(4)	400%
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	(5)	(1)	(4)	400%

Impairment of FCC broadcasting licenses:
Radio	379,415	—	379,415	100%
Television	16,837	—	16,837	100%
Corporate	—	—	—	0%

Consolidated	396,252	—	396,252	100%

Operating (loss) income:
Radio	(358,978)	30,025	(389,003)	(1296%)
Television	(25,010)	(5,698)	(19,312)	339%
Corporate	(8,045)	(7,250)	(795)	11%

Consolidated	(392,033)	17,077	(409,110)	(2396%)

     The following summary table presents a comparison of our results of operations for the six-month periods ended June 30, 2008 and 2007. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2008	2007	$	%
	(In thousands)
Net revenue	$81,613	86,808	(5,195)	(6%)
Engineering and programming expenses	30,118	24,671	5,447	22%
Selling, general and administrative expenses	37,212	36,104	1,108	3%
Corporate expenses	7,265	6,715	550	8%
Depreciation and amortization	2,804	2,242	562	25%
Gain on disposal of assets, net	(5)	(1)	(4)	400%
Impairment of FCC broadcasting licenses	396,252	—	396,252	100%

Operating (loss) income	$(392,033)	17,077	(409,110)	(2396%)
Interest expense, net	(10,399)	(9,424)	(975)	10%
Other income, net	1,928	1,960	(32)	(2%)
Income tax (benefit) expense	(100,532)	6,209	(106,741)	(1719%)

Net (loss) income	$(299,972)	3,404	(303,376)	(8912%)

     Net Revenue. The decrease in our consolidated net revenue of $5.2 million or 6% was due to the decrease in net revenue from our radio segment of $8.1 million or 10%, offset by an increase in our television segment net revenue of $2.9 million or 61%. Our radio segment had a decrease in net revenue primarily due to lower local and national sales. The decrease in local sales occurred primarily in our Miami, Los Angeles, New York, and Chicago markets, offset by increases in our Puerto Rico and San Francisco markets. The decrease in national sales occurred in our Miami, New York and Chicago markets, offset by increases in our Los Angeles, San Francisco, and Puerto Rico markets. Our television segment net revenue growth was primarily due to increases in subscriber revenue related to the DIRECTV affiliation agreements, local spot sales, barter sales, and local integrated sales.
     Engineering and Programming Expenses. The increase in our consolidated engineering and programming expenses of $5.4 million or 22% was due to increases in both our television and radio segments. Our television segment expenses increased $3.2 million or 47%, primarily due to an increase in original produced programming, acquired programming licenses and on-air promotions related to newly produced or acquired shows. Our radio segment expenses increased $2.2 million or 13%, primarily related to an increase in compensation and benefits for our radio programming personnel related to new morning shows in our Puerto Rico, Chicago and Miami markets and increases in legal settlement related to the Amigo Broadcasting litigation and music license fees.
     Selling, General and Administrative Expenses. The increase in our consolidated selling, general and administrative expenses of $1.1 million or 3% was due to an increase in our television segment. Our television segment expenses increased $2.0 million or 58%, primarily due to an increase in advertising, promotional and marketing costs related to new shows, barter expense and professional fees. Our radio segment expenses decreased $0.9 million or 3%, primarily due to a decrease in sales commissions, professional fees related to litigations, and taxes and licenses.
     Corporate Expenses. The increase in corporate expenses was a result of an increase in professional fees.
     Depreciation and Amortization. The increase in our consolidated depreciation and amortization expenses is directly related to the increase in capital expenditures throughout our company.
     Impairment of FCC Broadcasting Licenses. As a result of our SFAS No. 142 impairment testing of our indefinite-lived intangible assets and goodwill, we recorded a non-cash impairment loss of approximately $396.3 million related to the FCC broadcasting licenses for certain individual stations in our Los Angeles, San Francisco, Puerto Rico, Miami and New York markets. The impairment loss was due to market changes in estimates and assumptions which (a) decreased advertising revenue growth projections for the broadcasting industry, and (b) increased the discount rate. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used.
     Operating (Loss) Income. The decrease in operating (loss) income was mainly due to the impairment of FCC broadcasting licenses of $396.3 million. Also contributing to the decrease in operating (loss) income, was an increase in our television segment’s operating expenses and a decrease in our radio segment’s net revenue.
     Interest Expense, net. The increase in interest expense, net, was due to a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
     Income Taxes. The income tax benefit of $100.5 million arose primarily from the impact of the reduction of our deferred tax liabilities related to the impairment of our FCC broadcasting licenses of approximately $109.2 million.
     Net (Loss) Income. The decrease in net (loss) income was primarily due to the decrease in operating (loss) income related to the impairment of FCC broadcasting licenses, partially offset by its related income tax benefit.

Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand ($39.0 million as of June 30, 2008), cash provided by operations and, to the extent necessary, undrawn commitments that are available under our $25.0 million revolving credit facility. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our first lien credit facility. Additionally, our certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.
     Management believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreements governing our senior secured credit facility due 2012, quarterly cash dividend payments pursuant to the certificates of designation governing our Series B preferred stock, payment of our non-interest bearing promissory note payable due January 2, 2009, and capital expenditures, excluding the acquisitions of FCC licenses. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including environmental liabilities and legal judgments.
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
     The following summary table presents a comparison of our capital resources for the six-month periods ended June 30, 2008 and 2007, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2008	2007	$
	(In thousands)
Capital expenditures:
Radio	2,317	1,016	1,301
Television	9,699	2,025	7,674
Corporate	363	1,369	(1,006)

Consolidated	$12,379	4,410	7,969

Net cash flows (used in) provided by operating activities	$(3,086)	7,150	(10,236)
Net cash flows used in investing activities	(12,352)	(4,395)	(7,957)
Net cash flows used in financing activities	(6,674)	(6,648)	(26)

Net decrease in cash and cash equivalents	$(22,112)	(3,893)

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
     Net Cash Flows Used in Investing Activities. Changes in our net cash flows from investing activities were primarily a result of the following: (a) in 2008, we continued to make improvements to the SBS Miami Broadcast Center which was purchased in 2007; these improvements totaled $4.9 million and other capital expenditures totaled $7.5 million, and (b) in 2007, we acquired the SBS Miami Broadcast Center and began making improvements to that building totaling $2.0 million and other capital expenditures of $2.4 million.
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
Impact on Inflation
     We believe that inflation has not had a material impact on our results of operations for the six-months ended June 30, 2008. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.
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
     Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The election of our board of directors were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14A under the Securities Exchange Act of 1934, as amended, at the annual meeting of stockholders held on June 3, 2008 (the “Annual Meeting”).
     At the Annual Meeting, our shareholders approved the election of seven director nominees to hold office until their successors are duly elected and qualified. The voting results relating to the director elections are set forth in the tables below.

		Votes Against/
Directors	Votes For	Withheld
Raúl Alarcón, Jr.	249,061,055	23,244,586
Pablo Raúl Alarcón, Sr.	247,211,522	25,094,119
Joseph A. Garcia	250,320,688	21,984,953
Antonio S. Fernandez	249,046,794	23,258,847
Jose A. Villamil	250,320,688	21,984,953
Mitchell A. Yelen	249,203,020	23,102,621
Jason L. Shrinsky	248,112,827	24,192,814
     There were no broker non-votes.

Item 6. Exhibits
(a) Exhibits
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description
3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4	—	Certificate of Elimination of 141/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 8, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

Exhibit
Number		Exhibit Description
4.11	—	Certificate of Elimination of 141/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year 2003).

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 11, 2008

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4	—	Certificate of Elimination of 141/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 8, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001
Form S-3”).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 141/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K for the fiscal year 2003).

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.