Form 10-Q
period 2008-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2008-11-10
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 33-82114
Spanish Broadcasting System, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3827791 (I.R.S. Employer Identification No.)
___________________________
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
Yes ☐ No ☑
     As of November 7, 2008, 41,445,222 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$34,005	61,122
Receivables, net of allowance for doubtful accounts of $1,458 in 2008 and $3,623 in 2007	29,663	35,835
Prepaid expenses and other current assets	8,100	4,515

Total current assets	71,768	101,472
Property and equipment, net of accumulated depreciation of $42,649 in 2008 and $38,188 in 2007	53,769	43,739
FCC broadcasting licenses	353,612	749,864
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $169 in 2008 and $142 in 2007	1,265	1,292
Deferred financing costs, net of accumulated amortization of $3,686 in 2008 and $2,860 in 2007	3,977	4,803
Other assets	3,086	2,153

Total assets	$520,283	936,129

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued expenses	$15,384	19,640
Accrued interest	256	246
Unearned revenue	3,357	4,015
Deferred commitment fee	244	300
Other liabilities	55	84
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $363 in 2008	18,137	—
Current portion of the senior credit facilities term loan due 2012	3,250	3,250
Current portion of other long-term debt	436	430
Series B cumulative exchangeable redeemable preferred stock dividends payable	—	2,014
Total current liabilities	41,119	29,979
Unearned revenue, less current portion	—	305

Other liabilities, less current portion	166	187
Derivative instruments	4,639	3,582
Senior secured credit facility term loan due 2012, less current portion	310,375	312,813
Other long-term debt, less current portion	7,163	7,490
Non-interest bearing promissory note payable due 2009, net of unamortized discount of $1,410 in 2007	—	17,090
Deferred income taxes	71,798	170,148

Total liabilities	435,260	541,594

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 89,932 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	91,946	89,932

Stockholders’ (deficit) equity:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,443,555 and 40,777,805 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 and 24,003,500 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	524,630	524,030
Accumulated other comprehensive loss	(8,042)	(3,582)
Accumulated deficit	(523,521)	(215,855)

Total stockholders’ (deficit) equity	(6,923)	304,603

Total liabilities and stockholders’ (deficit) equity	$520,283	936,129

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net revenue	$41,253	46,772	122,866	133,580

Operating expenses:
Engineering and programming	13,992	12,553	44,110	37,224
Selling, general and administrative	16,585	17,219	53,797	53,323
Corporate expenses	2,707	3,881	9,972	10,596
Depreciation and amortization	1,792	1,194	4,596	3,436

Total operating expenses	35,076	34,847	112,475	104,579
(Gain) loss on the disposal of assets, net	(5)	51	(10)	50
Impairment of FCC broadcasting licenses and restructuring costs	2,199	—	398,451	—

Operating income (loss)	3,983	11,874	(388,050)	28,951

Other (expense) income:
Interest expense, net	(5,686)	(4,789)	(16,085)	(14,213)
Change in fair value of derivative instrument	3,585	—	3,585	—
Other, net	—	25	1,928	1,985

Income (loss) before income taxes	1,882	7,110	(398,622)	16,723
Income tax expense (benefit)	2,325	4,569	(98,207)	10,778

Net (loss) income	(443)	2,541	(300,415)	5,945

Dividends on Series B preferred stock	(2,417)	(2,417)	(7,251)	(7,251)

Net (loss) income applicable to common stockholders	$(2,860)	124	(307,666)	(1,306)

Basic and diluted net loss per common share	$(0.04)	—	(4.25)	(0.02)

Weighted average common shares outstanding:
Basic	72,418	72,381	72,409	72,381

Diluted	72,418	72,386	72,409	72,381

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
and Comprehensive Loss for the Nine-Months Ended September 30, 2008

	Class C		Class A		Class B			Accumulated		Total
	preferred stock		common stock		common stock		Additional	other		stockholders’
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	(deficit)
	shares	value	shares	value	shares	value	capital	loss	deficit	equity
					(In thousands, except share data)
Balance at December 31, 2007	380,000	$4	40,777,805	$4	24,003,500	$2	$524,030	$(3,582)	$(215,855)	$304,603
Conversion of Class B common stock to Class A common stock	—	—	600,000	—	(600,000)	—	—	—	—	—
Issuance of Class A common stock from vesting of restricted stock	—	—	65,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	600	—	—	600
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,251)	(7,251)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(300,415)	(300,415)
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	(4,460)	—	(4,460)

Comprehensive loss										(304,875)

Balance at September 30, 2008	380,000	$4	41,443,555	$4	23,403,500	$2	$524,630	$(8,042)	$(523,521)	$(6,923)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(300,415)	5,945
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on the sale of assets	(10)	50
Impairment of FCC broadcasting licenses and restructuring costs	398,451	—
Stock-based compensation	600	1,229
Depreciation and amortization	4,596	3,436
Net barter income	(144)	(173)
Provision for trade doubtful accounts	717	1,122
Amortization of deferred financing costs	826	835
Amortization of discount on the non-interest bearing promissory note payable	1,047	968
Deferred income taxes	(98,350)	10,642
Decrease in unearned revenue	(1,731)	(1,800)
Accretion of the time-value of money component related to unearned revenue	122	183
Change in fair value of derivative instrument, net of amortization	(3,403)	—
Amortization of deferred commitment fee	(56)	(56)
Amortization of other liabilities	(50)	(17)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	5,628	(4,588)
Increase in other current assets	(3,585)	(52)
Increase in other assets	(933)	(1,396)
Decrease in accounts payable and accrued expenses	(5,579)	(2,557)
Increase in unearned revenue	617	—
Increase (decrease) in accrued interest	45	(77)

Net cash (used in) provided by operating activities	(1,607)	13,694

Cash flows from investing activities:
Purchases of property and equipment	(9,763)	(4,141)
Acquisition of a building and its related building improvements	(5,828)	(2,590)
Proceeds from an insurance recovery	91	15

Net cash used in investing activities	(15,500)	(6,716)

Cash flows from financing activities:
Payment of senior secured credit facility term loan 2012	(2,438)	(2,438)
Payment of Series B preferred stock cash dividends	(7,251)	(7,251)
Payments of other long-term debt	(321)	(294)
Net cash used in financing activities	(10,010)	(9,983)

Net decrease in cash and cash equivalents	(27,117)	(3,005)
Cash and cash equivalents at beginning of period	61,122	66,815

Cash and cash equivalents at end of period	$34,005	63,810

Supplemental cash flows information:
Interest paid	$14,893	14,950

Income taxes paid, net	22	—

Noncash investing and financing activities:
Ten-year promissory note issued for the acquisition of a building	$—	7,650

Accrual of preferred stock as payment of preferred stock dividend	2,014	—

Unrealized loss on derivative instruments	(4,460)	(4,961)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three- and nine-month periods ended September 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results for a full year.
2. Stockholders’ Equity
  (a) Series C Convertible Preferred Stock
     On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, “CBS Radio”), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (“SBS Bay Area”), we issued to CBS Radio (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock, $0.0001 par value per share (the “Class A common stock”); and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, exercisable at any time from December 23, 2004 until December 23, 2008, at an exercise price of $300.00 per share (the “Warrant”).
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
     In connection with the closing of the merger transaction, we also entered into a registration rights agreement with CBS Radio, pursuant to which, CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
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
  (c) Warrant
     In connection with the merger agreement with CBS Radio, as discussed in Note 2(a), we have a Warrant outstanding to ultimately purchase an aggregate of 3,800,000 shares of our Class A common stock, which expires on December 23, 2008.
  (d) Share-based Compensation Plans
  2006 Omnibus Equity Compensation Plan
     In July 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants can be made to participants in any of the following forms: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 3,500,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock that may be granted, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Class A common stock with respect to grants of stock units, stock awards and other stock-based awards that may be granted to any individual during a calendar year is also 1,000,000 shares, subject to adjustments.
  1999 Stock Option Plans
     In September 1999, we adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a non-employee director stock option plan (the “1999 NQ Plan”, and together with the 1999 ISO Plan, the “1999 Stock Option Plans”). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expires 10 years from the date of grant.
  (e) Stock-Based Compensation Expense
     The impact on our results of operations of recognizing stock-based compensation for the three- and nine-month periods ended September 30, 2008 and 2007 was as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Engineering and programming expenses	$8	192	$176	569
Selling, general and administrative expenses	22	32	92	101
Corporate expenses	88	144	332	559

Total stock-based compensation expense	$118	368	$600	1,229

     During the three- and nine-month periods ended September 30, 2008 and 2007, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
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

     A summary of the status of our stock options, as of December 31, 2007 and September 30, 2008, and changes during the nine-months ended September 30, 2008, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2007	3,063	$10.86
Granted	125	0.45
Exercised	—	—
Forfeited	(36)	10.58

Outstanding at September 30, 2008	3,152	$10.45	$—	3.8

Exercisable at September 30, 2008	2,957	$10.95	$—	3.4

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2008 (in thousands, except per share data):

	Outstanding			Weighted	Exercisable
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$0.45 — 4.99	362	138	$2.94	7.7	362	$3.57
5.00 — 9.99	1,697	47	8.71	3.5	1,697	8.78
10.00 — 14.99	193	10	10.77	5.9	193	10.77
15.00 — 20.00	705	—	20.00	1.1	705	20.00

	2,957	195	$10.45	3.8	2,957	$10.95

  Nonvested Shares
     Nonvested shares (restricted stock or restricted stock units) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over three to five years and are subject to the employees continuing service to us. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.
     A summary of the status of our nonvested shares, as of December 31, 2007 and September 30, 2008, and changes during the nine-months ended September 30, 2008, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2007	77	$4.19
Awarded	215	0.92
Vested	(66)	1.86
Forfeited	—	—

Nonvested at September 30, 2008	226	$1.76

3. Basic and Diluted Net (Loss) Income Per Common Share
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
     Common stock equivalents were not considered in the calculation for the three- and nine-month periods ended September 30, 2008 and for the nine-month period ended September 30, 2007, since their effect would be anti-dilutive. If included, the common stock equivalents for these periods would have amounted to zero for all periods. During the three-month period ended September 30, 2007, common stock equivalents included in the calculation amounted to five for the period.

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

	Three-Months Ended				Nine-Months Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
Net revenue:
Radio	$36,411	44,333	(7,922)	(18%)	110,445	126,421	(15,976)	(13%)
Television	4,842	2,439	2,403	99%	12,421	7,159	5,262	74%

Consolidated	$41,253	46,772	(5,519)	(12%)	122,866	133,580	(10,714)	(8%)

Engineering and programming expenses:
Radio	$9,438	8,957	481	5%	29,590	26,867	2,723	10%
Television	4,554	3,596	958	27%	14,520	10,357	4,163	40%

Consolidated	$13,992	12,553	1,439	11%	44,110	37,224	6,886	18%

Selling, general and administrative expenses:
Radio	$13,579	15,351	(1,772)	(12%)	45,449	48,068	(2,619)	(5%)
Television	3,006	1,868	1,138	61%	8,348	5,255	3,093	59%

Consolidated	$16,585	17,219	(634)	(4%)	53,797	53,323	474	1%

Corporate expenses:	$2,707	3,881	(1,174)	(30%)	9,972	10,596	(624)	(6%)

Depreciation and amortization:
Radio	$817	716	101	14%	2,397	2,153	244	11%
Television	578	170	408	240%	1,022	440	582	132%
Corporate	397	308	89	29%	1,177	843	334	40%

Consolidated	$1,792	1,194	598	50%	4,596	3,436	1,160	34%

(Gain) loss on the disposal of assets, net:
Radio	$(5)	51	(56)	(110%)	(10)	50	(60)	(120%)
Television	—	—	—	0%	—	—	—	0%
Corporate	—	—	—	0%	—	—	—	0%

Consolidated	$(5)	51	(56)	(110%)	(10)	50	(60)	(120%)

Impairment of FCC broadcasting licenses and restructuring costs:

Radio	$2,191	—	2,191	100%	381,606	—	381,606	100%
Television	8	—	8	100%	16,845	—	16,845	100%
Corporate	—	—	—	0%	—	—	—	0%

Consolidated	$2,199	—	2,199	100%	398,451	—	398,451	100%

Operating income (loss):
Radio	$10,391	19,258	(8,867)	(46%)	(348,587)	49,283	(397,870)	(807%)
Television	(3,304)	(3,195)	(109)	3%	(28,314)	(8,893)	(19,421)	218%
Corporate	(3,104)	(4,189)	1,085	(26%)	(11,149)	(11,439)	290	(3%)

Consolidated	$3,983	11,874	(7,891)	(66%)	(388,050)	28,951	(417,001)	(1440%)

Capital expenditures:
Radio	$326	342	(16)	(5%)	2,643	1,358	1,285	95%
Television	2,826	1,005	1,821	181%	12,525	3,030	9,495	313%
Corporate	60	974	(914)	(94%)	423	2,343	(1,920)	(82%)

Consolidated	$3,212	2,321	891	38%	15,591	6,731	8,860	132%

	September 30,	December 31,
Total Assets:	2008	2007

Radio	$447,300	862,048
Television	63,519	62,462
Corporate	9,464	11,619

Consolidated	$520,283	936,129

5. Comprehensive (Loss) Income
     Our total comprehensive (loss) income, comprised of net (loss) income and unrealized loss on derivative instruments, for the three- and nine-months ended September 30, 2008 and 2007, respectively, was as follows (in thousands):

	Three-Months ended		Nine-Months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(443)	2,541	(300,415)	5,945
Other comprehensive loss:
Unrealized loss on derivative instruments	(3,200)	(6,630)	(4,460)	(4,961)

Total comprehensive (loss) income	$(3,643)	(4,089)	(304,875)	984

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
7. Income Taxes
     During the three-months ended September 30, 2008, we determined we are no longer able to estimate our annual effective tax rate which would be applied to our pre-tax ordinary income. In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, we are calculating our effective income tax rate using a year to date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.

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
     We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2005 through 2007. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2003 through 2007.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Upon implementation of FIN 48, we reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established for which the statute of limitations remained open.
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
     On May 30, 2007, the Southern District of New York held a status conference to discuss the impact of the Second Circuit’s December 5, 2006 decision and plaintiffs made an oral motion for class certification with respect to all of the consolidated actions, based on newly proposed class definitions. On October 10, 2008, at plaintiff’s request, the Southern District of New York ordered the withdrawal without prejudice of plaintiff’s motion for class certification, which had been fully briefed and was sub judice.
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
     On December 21, 2007, the underwriter defendants and issuer defendants filed oppositions to plaintiffs’ motion for class certification in the six “focus cases.” Plaintiffs’ reply brief was filed on March 28, 2008 and the underwriter defendants’ and issuer defendants’ surreply briefs were due on April 22, 2008. The court has not indicated that it will hold oral argument.
     On January 7, 2008, the underwriter defendants filed a motion (in which the issuer defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against us, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion.
     On May 13, 2008, the Court issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the action against us. The order also requires Plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, Defendants may seek clarification of the Court’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including our action, as well as the status of the Section 11-related class allegations. Based on the current developments, we believe that it is unlikely that this litigation will result in any material liability to us that would not be covered by our existing insurance.
9. Impairment of FCC Broadcasting Licenses and Restructuring Costs
     Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.
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
     During the three-months ended June 30, 2008, we performed an impairment review of our indefinite-lived intangible assets and determined that there was an impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $396.3 million related to the FCC broadcasting licenses for certain individual stations in our Los Angeles, San Francisco, Puerto Rico, Miami and New York markets. The tax impact of the impairment loss was a tax benefit of approximately $109.2 million, which related to the reduction of the book/tax basis differences on our FCC broadcasting licenses. The impairment loss was due to market changes in estimates and assumptions which (a) decreased advertising revenue growth projections for the broadcasting industry, and (b) increased the discount rate. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used. Additionally, we performed an impairment review of our goodwill and determined that there was no impairment.
     Under a restructuring plan to reduce expenses throughout the Company, we incurred costs totaling $2.2 million related to the termination of various programming contracts and personnel.
10. Derivative Instruments
Fair Value of Derivative Instruments
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our liabilities that are measured at fair value on a recurring basis at September 30, 2008 and the level within the fair value hierarchy in which the fair value measurements are included.

Fair Value Measurements at
September 30, 2008
Using Significant Other
Description	Observable Inputs (Level 2)
Derivatives — Liabilities	$4,639
     In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have elected the deferral option permitted by FSP No. 157-2 for our non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill. On October 10, 2008, the FASB issued Staff Position FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, and includes an example illustrating the key principles for determining fair value in a market that is not active.
Accounting for Derivative Instruments
     In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from September 15, 2008, the last time this hedge was determined to be effective, to September 30, 2008, was $3.6 million which was recorded in earnings as a “Change in fair value of derivative instrument”.
     On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the three months ended September 30, 2008, $0.2 million was reclassified and recorded as interest expense.
11. Fair Value of Financial Instruments
     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, prepaids and other current assets, as well as accounts payable, accrued expenses, unearned revenue and other current liabilities, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     The estimated fair values of our financial instruments are as follows (in millions):

	September 30,		December 31,
	2008		2007
	Gross		Gross
	carrying		carrying
Description	amount	Fair value	amount	Fair value
Senior credit facilities	$313.6	181.9	316.1	291.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock	$91.9	39.9	89.9	89.9
     The fair value estimates of the financial instruments were based upon quotes from major financial institutions taking into consideration current rates offered to us for debt or equity instruments of the same remaining maturities.

12. Subsequent Events
Draw Down of Revolving Credit Facility
     On October 3, 2008, we requested to draw down $25.0 million from our $25.0 million revolver facility under the senior secured credit facility agreement, dated as of June 10, 2005, among us, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent, Wachovia Bank, National Association, as documentation agent, Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, and various lenders from time to time. On October 8, 2008, we only received an aggregate of $15.0 million of the $25.0 million revolver as a result of Lehman’s failure to fund its $10.0 million portion of the facility due to its bankruptcy filing.
     The $15.0 million drawn on October 8, 2008 currently bears interest at a rate equal to 1.0% over the base prime rate unless converted to a LIBOR-based term rate. As of October 8, 2008, the applicable margin of the revolving credit facility was (i) 2.00% per annum for Eurodollar loans and (ii) 1.00% per annum for base rate loans.
     On October 24, 2008, the draw down on the revolver was used, with other funds, to repay the non-interest bearing secured promissory note of $18.5 million. Please refer to the “Early Extinguishment of the $18.5 million Non-interest Bearing Promissory Note” section below for further details.
     We are exploring options to replace Lehman’s commitment within the revolver, but we cannot guarantee that we will be able to obtain such replacement from others. However, we believe that we have sufficient liquidity to conduct our normal operations and do not believe that the potential reduction in available capacity under this revolver will have a material impact on our short-term liquidity.
Dividend Payment on the Series B Preferred Stock
     Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4 % per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we had the option to pay these dividends in either cash or additional shares of Series B preferred stock. On October 15, 2008, we paid our quarterly dividend in additional shares of our Series B preferred stock. After October 15, 2008, we are required to pay the quarterly dividends on our Series B preferred stock in cash.
NASDAQ Delisting Letter and Temporary Postponement
     On October 22, 2008, we received a notification letter (the “Letter”) from The Nasdaq Stock Market (“NASDAQ”), notifying us that NASDAQ has suspended, for a three-month period, effective October 16, 2008, the enforcement of the rule requiring a minimum bid price and market value of publicly held shares (the “Rule”). NASDAQ has said that it will not take any action to delist any security for these concerns during the suspension period. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, January 16, 2009 and that the Rule will be reinstated on Monday, January 19, 2009, and the first relevant trade date will be Tuesday, January 20, 2009.
     We previously received a Staff Deficiency Letter from NASDAQ on August 20, 2008 indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days, and that it was therefore not in compliance with NASDAQ Marketplace Rule 4450(b). The notice further provided that in accordance with the NASDAQ Marketplace Rules, we would be provided 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement.
     We had 124 calendar days remaining in our compliance period as of October 16, 2008, the effective date of NASDAQ’s suspension. Upon reinstatement of the rules on January 19, 2009, we will have the same number of days remaining, or until May 26, 2009, to regain compliance. We may regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.
     During this interim period, our common stock is expected to continue to trade on The NASDAQ Global Market. If compliance with Marketplace Rule 4450(b) cannot be demonstrated by May 26, 2009, our common stock will be subject to delisting from The NASDAQ Global Market.

     We intend to use all reasonable efforts to maintain the listing of our common stock on the Nasdaq Global Market, but there can be no guarantee that we will regain compliance with the continued listing requirements, or will be able to demonstrate a plan to sustain compliance in order to avoid delisting from the Nasdaq Global Market.
Early Extinguishment of the $18.5 million Non-interest Bearing Promissory Note
     On October 24, 2008, we entered into a letter agreement with BC Media Funding Company II, LLC, as agent for Media Funding Company, LLC, successors in interest to the rights of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, for the early extinguishment of the $18,500,000 non-interest bearing promissory note due January 2, 2009 (the “Note”).
     Pursuant to the letter agreement, we received a discount of $150,000 and only paid $18,350,000 (the “Payoff Amount”) in full satisfaction due under the Note. We used cash on hand and $15.0 million of proceeds drawn down from the revolving credit facility to satisfy the Payoff Amount.
     In addition, on October 24, 2008, we were released from all obligations and liabilities, security interests, pledges, liens, mortgages, assignments or other interests granted by us and our subsidiaries pursuant to the security agreement, the pledge agreement, the Note and any and all documentation related to the loan documents.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We own and/or operate 21 radio stations in markets that reach approximately 48% of the U.S. Hispanic population. In addition, we own and operate two television stations and have four broadcasting outlets under affiliation or programming agreements, which reach approximately 3.0 million households throughout the U.S. and Puerto Rico.
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

     Our television stations and related affiliates operate under one brand known as “MegaTV”. We have created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to complement our Internet websites. We develop and produce more than 70% of our programming and obtain other content from Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming.
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
Comparison Analysis of the Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007
     The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,		Change
	2008	2007	$	%
Net revenue:
Radio	$36,411	44,333	(7,922)	(18%)
Television	4,842	2,439	2,403	99%

Consolidated	$41,253	46,772	(5,519)	(12%)

Engineering and programming expenses:
Radio	$9,438	8,957	481	5%
Television	4,554	3,596	958	27%

Consolidated	$13,992	12,553	1,439	11%

Selling, general and administrative expenses:
Radio	$13,579	15,351	(1,772)	(12%)
Television	3,006	1,868	1,138	61%

Consolidated	$16,585	17,219	(634)	(4%)

Corporate expenses:	$2,707	3,881	(1,174)	(30%)

Depreciation and amortization:
Radio	$817	716	101	14%
Television	578	170	408	240%
Corporate	397	308	89	29%

Consolidated	$1,792	1,194	598	50%

(Gain) loss on the disposal of assets, net:
Radio	$(5)	51	(56)	(110%)
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	$(5)	51	(56)	(110%)

Restructuring costs:
Radio	$2,191	—	2,191	100%
Television	8	—	8	100%
Corporate	—	—	—	0%

Consolidated	$2,199	—	2,199	100%

Operating income (loss):
Radio	$10,391	19,258	(8,867)	(46%)
Television	(3,304)	(3,195)	(109)	3%
Corporate	(3,104)	(4,189)	1,085	(26%)

Consolidated	$3,983	11,874	(7,891)	(66%)

     The following summary table presents a comparison of our results of operations for the three-month periods ended September 30, 2008 and 2007. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,		Change
	2008	2007	$	%
	(In thousands)
Net revenue	$41,253	46,772	(5,519)	(12%)

Engineering and programming expenses	13,992	12,553	1,439	11%
Selling, general and administrative expenses	16,585	17,219	(634)	(4%)
Corporate expenses	2,707	3,881	(1,174)	(30%)
Depreciation and amortization	1,792	1,194	598	50%
(Gain) loss on disposal of assets, net	(5)	51	(56)	(110%)
Restructuring costs	2,199	—	2,199	100%

Operating income	$3,983	11,874	(7,891)	(66%)
Interest expense, net	(5,686)	(4,789)	(897)	19%
Change in fair value of derivative instrument	3,585	—	3,585	100%
Other income, net	—	25	(25)	(100%)
Income tax expense	2,325	4,569	(2,244)	(49%)

Net (loss) income	$(443)	$2,541	(2,984)	(117%)

     Net Revenue. The decrease in our consolidated net revenue of $5.5 million or 12% was due to the decrease in net revenue from our radio segment of $7.9 million or 18%, offset by an increase in our television segment net revenue of $2.4 million or 99%. Our radio segment had a decrease in net revenue primarily due to lower local and national sales. The decrease in local sales occurred primarily in our Miami, Los Angeles, New York and Chicago markets, offset by an increase in our Puerto Rico market. The decrease in national sales occurred throughout all of our markets. Our television segment net revenue growth was primarily due to increases in local spot sales, subscriber revenue related to the DIRECTV affiliation agreements, barter sales, and local integrated sales.
     Engineering and Programming Expenses. The increase in our consolidated engineering and programming expenses of $1.4 million or 11% was due to increases in both our television and radio segments. Our television segment expenses increased $0.9 million or 27%, primarily due to an increase in original produced programming, as well as fiber link and transmitter line charges related to the expansion of MegaTV outlets. Our radio segment expenses increased $0.5 million or 5%, primarily related to an increase in compensation and benefits for our radio programming personnel related to new morning shows in our Puerto Rico, Chicago and Miami markets and an increase in transmitter lines, rent and electricity expenses.
     Selling, General and Administrative Expenses. The decrease in our consolidated selling, general and administrative expenses of $0.6 million or 4% was due to a decrease in our radio segment. Our radio segment expenses decreased $1.7 million or 12%, primarily due to a decrease in advertising, promotional and marketing costs, sales commissions, and a decrease in the allowance for doubtful account provision. Our television segment expenses increased $1.1 million or 61%, primarily due to the increase in advertising, promotional and marketing costs related to new shows, barter expense and employee compensation.
     Corporate Expenses. The decrease in corporate expenses was a result of decreases in professional fees related to legal costs, and employee compensation.
     Depreciation and Amortization. The increase in our consolidated depreciation and amortization expenses is directly related to the increase in capital expenditures throughout our company.
     Restructuring Costs. The increase was related to restructuring costs associated with the implementation of our restructuring plan. Under a restructuring plan to reduce expenses throughout the company, we incurred costs totaling $2.2 million related to the terminations of programming contracts and personnel.

     Operating Income. The decrease in operating income was mainly due to the decrease in consolidated net revenue and the restructuring costs of $2.2 million, offset by a decrease in corporate expenses.
     Interest Expense, net. The increase in interest expense, net, was due to a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
     Change in Fair Value of Derivative Instrument. In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from September 15, 2008, the last time this hedge was determined to be effective, and to September 30, 2008, was $3.6 million, which was recorded in earnings as a “Change in fair value of derivative instrument”.
     Income Taxes. The decrease in income tax expense was related to the impact of the prior quarter’s impairment of FCC broadcasting licenses had on our income taxes for the current period.
     Net (Loss) Income. The decrease in net (loss) income was primarily due to the decrease in operating income, offset by the change in fair value of derivative instrument and decrease in income taxes.
Comparison Analysis of the Operating Results for the Nine-Month Periods Ended September 30, 2008 and 2007
     The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,		Change
	2008	2007	$	%

Net revenue:
Radio	110,445	126,421	(15,976)	(13%)
Television	12,421	7,159	5,262	74%

Consolidated	122,866	133,580	(10,714)	(8%)

Engineering and programming expenses:
Radio	29,590	26,867	2,723	10%
Television	14,520	10,357	4,163	40%

Consolidated	44,110	37,224	6,886	18%

Selling, general and administrative expenses:
Radio	45,449	48,068	(2,619)	(5%)
Television	8,348	5,255	3,093	59%

Consolidated	53,797	53,323	474	1%

Corporate expenses:	9,972	10,596	(624)	(6%)

Depreciation and amortization:
Radio	2,397	2,153	244	11%
Television	1,022	440	582	132%
Corporate	1,177	843	334	40%

Consolidated	4,596	3,436	1,160	34%

(Gain) loss on the disposal of assets, net:
Radio	(10)	50	(60)	(120%)
Television	—	—	—	0%
Corporate	—	—	—	0%

Consolidated	(10)	50	(60)	(120%)

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	381,606	—	381,606	100%
Television	16,845	—	16,845	100%
Corporate	—	—	—	0%

Consolidated	398,451	—	398,451	100%

Operating (loss) income:
Radio	(348,587)	49,283	(397,870)	(807%)
Television	(28,314)	(8,893)	(19,421)	218%
Corporate	(11,149)	(11,439)	290	(3%)

Consolidated	(388,050)	28,951	(417,001)	(1440%)

     The following summary table presents a comparison of our results of operations for the nine-month periods ended September 30, 2008 and 2007. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2008	2007	$	%
	(In thousands)
Net revenue	$122,866	133,580	(10,714)	(8%)
Engineering and programming expenses	44,110	37,224	6,886	18%
Selling, general and administrative expenses	53,797	53,323	474	1%
Corporate expenses	9,972	10,596	(624)	(6%)
Depreciation and amortization	4,596	3,436	1,160	34%
(Gain) loss on disposal of assets, net	(10)	50	(60)	(120%)
Impairment of FCC broadcasting licenses and restructuring costs	398,451	—	398,451	100%

Operating (loss) income	$(388,050)	28,951	(417,001)	(1440%)
Interest expense, net	(16,085)	(14,213)	(1,872)	13%
Change in fair value of derivative instrument	3,585	—	3,585	100%
Other income, net	1,928	1,985	(57)	(3%)
Income tax (benefit) expense	(98,207)	10,778	(108,985)	(1011%)

Net (loss) income	$(300,415)	$5,945	(306,360)	(5153%)

     Net Revenue. The decrease in our consolidated net revenue of $10.7 million or 8% was due to the decrease in net revenue from our radio segment of $16.0 million or 13%, offset by an increase in our television segment net revenue of $5.3 million or 74%. Our radio segment had a decrease in net revenue primarily due to lower local and national sales. The decrease in local sales occurred primarily in our Miami, Los Angeles, Chicago and New York markets, offset by an increase in our Puerto Rico market. The decrease in national sales occurred in our Miami, Chicago and New York markets, offset by an increase in our Los Angeles market. Our television segment net revenue growth was primarily due to increases in subscriber revenue related to the DIRECTV affiliation agreements, local spot sales, barter sales, and local integrated sales.
     Engineering and Programming Expenses. The increase in our consolidated engineering and programming expenses of $6.9 million or 18% was due to increases in both our television and radio segments. Our television segment expenses increased $4.2 million or 40%, primarily due to increases in (a) original produced programming, (b) acquired programming licenses, (c) on-air promotions related to newly produced or acquired shows, and (d) fiber link and transmitter line charges related to the expansion of MegaTV outlets. Our radio segment expenses increased $2.7 million or 10%, primarily related to increases in (a) compensation and benefits for our radio programming personnel related to new morning shows in our Puerto Rico, Chicago and Miami markets, (b) legal settlement related to the Amigo Broadcasting litigation, (c) music license fees, and (d) transmitter lines, rent and electricity expenses.
     Selling, General and Administrative Expenses. The increase in our consolidated selling, general and administrative expenses of $0.5 million or 1% was due to an increase in our television segment. Our television segment expenses increased $3.1 million or 59%, primarily due to an increase in advertising, promotional and marketing costs related to new shows, barter expense and professional fees. Our radio segment expenses decreased $2.6 million or 5%, primarily due to a decrease in sales commissions, taxes and licenses, and the allowance for doubtful account provision.
     Corporate Expenses. The decrease in corporate expenses was a result of a decrease in employee compensation.
     Depreciation and Amortization. The increase in our consolidated depreciation and amortization expenses is directly related to the increase in capital expenditures throughout our company.

     Impairment of FCC Broadcasting Licenses and Restructuring Costs. As a result of our SFAS No. 142 impairment testing of our indefinite-lived intangible assets and goodwill, we recorded a non-cash impairment loss of approximately $396.3 million related to the FCC broadcasting licenses for certain individual stations in our Los Angeles, San Francisco, Puerto Rico, Miami and New York markets. The impairment loss was due to market changes in estimates and assumptions which (a) decreased advertising revenue growth projections for the broadcasting industry, and (b) increased the discount rate. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used.
     In addition, under a restructuring plan to reduce expenses throughout the Company, we incurred costs totaling $2.2 million related to the terminations of programming contracts and personnel.
     Operating (Loss) Income. The decrease in operating (loss) income was mainly due to the impairment of FCC broadcasting licenses and restructuring costs of $398.5 million. Also contributing to the decrease in operating (loss) income was an increase in our television segment’s operating expenses and a decrease in our radio segment’s net revenue.
     Interest Expense, net. The increase in interest expense, net, was due to a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
     Change in Fair Value of Derivative Instrument. In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, we believe that these cash flow hedges no longer qualify for hedge accounting. Therefore, the change in fair value from September 15, 2008, the last time this hedge was determined to be effective, and to September 30, 2008, was $3.6 million, which was recorded in earnings as a “Change in fair value of derivative instrument”.
     Income Taxes. The income tax benefit of $98.2 million arose primarily from the impact of the reduction of our deferred tax liabilities related to the impairment of our FCC broadcasting licenses of approximately $109.2 million, offset by income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
     Net (Loss) Income. The decrease in net (loss) income was primarily due to the decrease in operating (loss) income related primarily to the impairment of FCC broadcasting licenses and restructuring costs, partially offset by its related income tax benefit.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand ($34.0 million as of September 30, 2008), cash expected to be provided by operations and any additional proceeds from our existing revolving credit facility. Our cash flow from operations is subject to such factors as shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior secured credit facility. Additionally, our certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.
     Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreements governing our senior secured credit facility due 2012, quarterly cash dividend payments pursuant to the certificates of designation governing our Series B preferred stock, and capital expenditures, excluding the acquisitions of FCC licenses. While not significant to us to date, the disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debts. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not continue to deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and
•	we will not incur any material unforeseen liabilities, including environmental liabilities and legal judgments.
     Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations.

     We continuously evaluate opportunities to make strategic acquisitions and/or dispositions, primarily in the largest Hispanic markets in the United States. We engage in discussions regarding potential acquisitions and/or dispositions from time to time in the ordinary course of business. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these or other available sources. However, there can be no assurance that financing from any of these sources, if necessary and available, can be obtained on favorable terms for future acquisitions.
     The following summary table presents a comparison of our capital resources for the nine-month periods ended September 30, 2008 and 2007, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2008	2007	$
	(In thousands)
Capital expenditures:
Radio	2,643	1,358	1,285
Television	12,525	3,030	9,495
Corporate	423	2,343	(1,920)

Consolidated	$15,591	6,731	8,860

Net cash flows (used in) provided by operating activities	$(1,607)	13,694	(15,301)
Net cash flows used in investing activities	(15,500)	(6,716)	(8,784)
Net cash flows used in financing activities	(10,010)	(9,983)	(27)

Net decrease in cash and cash equivalents	$(27,117)	(3,005)

     Capital Expenditures. The increase in our capital expenditures is a result of various capital projects, including but not limited to the SBS Miami Broadcast Center that was completed in the third quarter of 2008. We are estimating our capital expenditures for the fiscal year 2008 to be in the range of $16.0 million to $18.0 million.
     Net Cash Flows (Used In) Provided by Operating Activities. Changes in our net cash flows from operating activities were primarily a result of the decrease in cash sales and an increase in cash paid to vendors.
     Net Cash Flows Used in Investing Activities. Changes in our net cash flows from investing activities were primarily a result of the following: (a) in 2008, we continued to make improvements to the SBS Miami Broadcast Center which was purchased in 2007; these improvements totaled $5.8 million and other capital expenditures totaled $9.8 million, and (b) in 2007, we acquired the SBS Miami Broadcast Center and began making improvements to that building totaling $2.6 million and other capital expenditures of $4.1 million.
     Net Cash Flows Used In Financing Activities. There were no significant changes in our net cash flows from financing activities.
Restructuring Costs
     Under a restructuring plan to reduce expenses throughout the Company, we incurred costs totaling $2.2 million related to the termination of various programming contracts and personnel. We believe that the restructuring plan and other cost-cutting measures will likely result in cost savings of approximately $11.0 to $13.0 million over the next twelve-months. This range excludes savings from our significant reduction of cash advertising and marketing expenses. In addition, we will continue to review other cost-cutting measures.

Recent Developments
Draw Down of Revolving Credit Facility
     On October 3, 2008, we requested to draw down $25.0 million from our $25.0 million revolver facility under the senior secured credit facility agreement, dated as of June 10, 2005, among us, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent, Wachovia Bank, National Association, as documentation agent, Lehman Commercial Paper Inc. (“Lehman”), as administrative agent, and various lenders from time to time. On October 8, 2008, we only received an aggregate of $15.0 million of the $25.0 million revolver as a result of Lehman’s failure to fund its $10.0 million portion of the facility due to its bankruptcy filing.
     The $15.0 million drawn on October 8, 2008 currently bears interest at a rate equal to 1.0% over the base prime rate unless converted to a LIBOR-based term rate. As of October 8, 2008, the applicable margin of the revolving credit facility was (i) 2.00% per annum for Eurodollar loans and (ii) 1.00% per annum for base rate loans.
     On October 24, 2008, the draw down on the revolver was used, with other funds, to repay the non-interest bearing secured promissory note of $18.5 million. Please refer to the “Early Extinguishment of the $18.5 million Non-interest Bearing Promissory Note” section below for further details.
     We are exploring options to replace Lehman’s commitment within the revolver, but we cannot guarantee that we will be able to obtain such replacement from others. However, we believe that we have sufficient liquidity to conduct our normal operations and do not believe that the potential reduction in available capacity under this revolver will have a material impact on our short-term liquidity.
Dividend Payment on the Series B Preferred Stock
     Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4 % per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we had the option to pay these dividends in either cash or additional shares of Series B preferred stock. On October 15, 2008, we paid our quarterly dividend in additional shares of our Series B preferred stock. After October 15, 2008, we are required to pay the quarterly dividends on our Series B preferred stock in cash.
NASDAQ Delisting Letter and Temporary Postponement
     On October 22, 2008, we received a notification letter (the “Letter”) from The Nasdaq Stock Market (“NASDAQ”), notifying us that NASDAQ has suspended, for a three-month period, effective October 16, 2008, the enforcement of the rule requiring a minimum bid price and market value of publicly held shares (the “Rule”). NASDAQ has said that it will not take any action to delist any security for these concerns during the suspension period. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, January 16, 2009 and that the Rule will be reinstated on Monday, January 19, 2009, and the first relevant trade date will be Tuesday, January 20, 2009.
     We previously received a Staff Deficiency Letter from NASDAQ on August 20, 2008 indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days, and that it was therefore not in compliance with NASDAQ Marketplace Rule 4450(b). The notice further provided that in accordance with the NASDAQ Marketplace Rules, we would be provided 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement.
     We had 124 calendar days remaining in our compliance period as of October 16, 2008, the effective date of NASDAQ’s suspension. Upon reinstatement of the rules on January 19, 2009, we will have the same number of days remaining, or until May 26, 2009, to regain compliance. We may regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.
     During this interim period, our common stock is expected to continue to trade on The NASDAQ Global Market. If compliance with Marketplace Rule 4450(b) cannot be demonstrated by May 26, 2009, our common stock will be subject to delisting from The NASDAQ Global Market.
     We intend to use all reasonable efforts to maintain the listing of our common stock on the Nasdaq Global Market, but there can be no guarantee that we will regain compliance with the continued listing requirements, or will be able to demonstrate a plan to sustain compliance in order to avoid delisting from the Nasdaq Global Market.

Early Extinguishment of the $18.5 million Non-interest Bearing Promissory Note
On October 24, 2008, we entered into a letter agreement with BC Media Funding Company II, LLC, as agent for Media Funding Company, LLC, successors in interest to the rights of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, for the early extinguishment of the $18,500,000 non-interest bearing promissory note due January 2, 2009 (the “Note”).
Pursuant to the letter agreement, we received a discount of $150,000 and only paid $18,350,000 (the “Payoff Amount”) in full satisfaction due under the Note. We used cash on hand and $15.0 million of proceeds drawn down from the revolving credit facility to satisfy the Payoff Amount.
In addition, on October 24, 2008, we were released from all obligations and liabilities, security interests, pledges, liens, mortgages, assignments or other interests granted by us and our subsidiaries pursuant to the security agreement, the pledge agreement, the Note and any and all documentation related to the loan documents.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations for the nine-months ended September 30, 2008. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. As part of our efforts to mitigate interest rate risk, on June 29, 2005, we entered into a five year interest rate swap agreement that hedged (fixed) the interest rate, based on LIBOR, on our current Eurodollar rate of our $313.6 million senior secured credit facility term loan at an interest rate for five years at 4.23%, plus the applicable margin of 1.75%. This swap agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes.
     Our exposure under our interest rate swap agreement reflects the cost of replacing an agreement in the event of nonperformance by our counter party. In September and October 2008, the counterparty to this swap agreement, Lehman Brothers Special Financing Inc. (“Lehman Brothers”), and its parent and credit support provider, Lehman Brothers Holdings Inc. (“Lehman Holdings”), each filed for bankruptcy, which created a default under the swap agreement. As of September 30, 2008, the rate under this swap agreement was unfavorable compared to the market. Therefore, we believe that interest rate risk is not significant to our consolidated financial position or results of operations. We will continue to evaluate swap rates as the market dictates and we are exploring our options that may be available to us as a result of Lehman Holdings and Lehman Brothers’ defaults under the swap agreement.

Item 4.	Controls and Procedures
     Evaluation Of Disclosure Controls And Procedures. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weakness in internal control over financial reporting discussed below, that our disclosure controls and procedures were not effective as of the end of the period covered by this report. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     In November 2008, management concluded that a control deficiency with respect to the review and verification of the accuracy of the calculation of the provision for income taxes constituted a material weakness in internal control over financial reporting. This control deficiency resulted in an adjustment to the unaudited interim condensed consolidated financial statements for the quarter ended September 30, 2008 affecting the provision for income taxes.
     Management is in the process of reviewing and, as necessary, revising its policies and procedures with respect to controls over the review and verification of the accuracy of the calculation of the provision for income taxes to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management expects to add additional review and controls, and improve the system applications used to calculate the provision for income taxes. The deficiency will not be considered remediated until the new internal controls are operational for a period of time and tested, and management concludes that the controls are operating effectively.
     Changes In Internal Control Over Financial Reporting. There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report, other than the material weakness described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5.	Other Information
     The information set forth under Note 12 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

10.1
Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K filed on August 8, 2008).

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
JOSEPH A. GARCÍA
Chief Financial Officer, Chief Administrative Officer, Senior Executive Vice President and Secretary (principal financial and accounting officer and duly authorized officer of the registrant)

Date: November 10, 2008

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

10.1
Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K filed on August 8, 2008).

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