Form 10-K
period 2008-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2009-03-23
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 000-27823
Spanish Broadcasting System, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3827791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 41,401,805 shares of Class A common stock, par value $0.0001 per share, and 24,403,500 shares of Class B common stock, par value $0.0001 per share, outstanding. As of June 30, 2008, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $47.1 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $4.0 thousand. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 30, 2008 of $1.14 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)
     As of March 13, 2009, 41,499,222 shares of Class A common stock, par value $0.0001 per share, 24,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.
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
PART I
Item 1. Business
     All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this report mean Spanish Broadcasting System, Inc., a Delaware corporation, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, mean our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation, and its subsidiaries. Our executive offices are located at 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133, our telephone number is (305) 441-6901, and our corporate website is www.spanishbroadcasting.com.
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
     Mr. Raúl Alarcón, Jr. became our Chairman of the board of directors when we completed our initial public offering on November 2, 1999 and has been our Chief Executive Officer since June 1994 and our President and a member of the board of directors since October 1985. The Alarcón family has been involved in Spanish-language radio broadcasting since the 1950’s, when the late Mr. Pablo Raúl Alarcón, Sr., our former Chairman Emeritus and former member of our board of directors, established his first radio station in Camagüey, Cuba. Members of our senior management team, on average, have over 20 years of experience in media broadcasting.
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

     Our growth strategy includes evaluating strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We generally consider acquisitions of broadcast stations in markets where we can maximize our revenue through aggressive sales and programming efforts directed at U.S. Hispanic and general market advertisers. These potential acquisitions may include broadcast stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted and programmed. Additionally, from time to time we explore investment opportunities in related media outlets targeting the U.S. Hispanic market.
Hispanic Market Opportunity
     We believe that our focus on media formats targeting U.S. Hispanic audiences in the largest Hispanic media markets, together with our experience in programming and marketing to these audiences, provide us with significant opportunities for the following reasons:
•	Hispanic Population Growth. The U.S. Hispanic population is the largest ethnic minority group and the fastest growing consumer market and demographic group of the U.S. population. Between 1990 and 2008, the Hispanic population growth increased by 107% compared to 14% for the non-Hispanic population and a 22% gain for the total population. The Hispanic population has grown 30.8% since 2000. By 2013, it is estimated that nearly one out of every six individuals living in the U.S. will be of Hispanic origin.

•	Hispanic Buying Power. The U.S. Hispanic population accounted for an estimated buying power of $951 billion in 2008. Hispanic buying power is expected to increase by 45.8% to $1.3 trillion by 2013, positioning the Hispanic demographic as an extremely attractive group for advertisers.

•	Growth in Spanish Language Advertising Spending. In 2007, advertisers spent an estimated $3.9 billion on Spanish-language media advertising, compared to $3.8 billion in 2006, representing a 4.2% increase from the previous year.
     The above market opportunity information is based on data provided by the Selig Center for Economic Growth, The University of Georgia, July 2008 and Advertising Age, Hispanic Fact Pack, Annual Guide to Hispanic Marketing & Media, 2008 Edition.
Operating Strategy
     Our operating strategy focuses on maximizing our broadcast stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow while simultaneously controlling operating expenses. To achieve these goals, we focus on the following:
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
     Control broadcast station operating costs. We employ a disciplined approach to operating our broadcast stations. We emphasize the control of each broadcast station’s operating costs through detailed budgeting, tight control over staffing levels and constant expense analysis. While local management is responsible for the day-to-day operation of each broadcast station, corporate management is responsible for long-term and strategic planning, establishing policies and procedures, maximizing cost savings through centralized processes where appropriate, allocating corporate resources and maintaining overall control of our broadcast stations.
     Effective use of promotions and special events. We rely on our expertise in marketing to the Hispanic consumer in each of the media markets in which we operate to maximize our share of advertising revenue. We believe that our on-air talent combined with effective promotional efforts, play a significant role in both adding new listeners and viewers and increasing listener and viewer loyalty. We organize special promotional appearances, such as station van appearances at client events, concerts and tie-ins to special events, which form an important part of our marketing strategy. Many of these events build advertiser loyalty because they enable us to offer advertisers an additional method of reaching the Hispanic consumer. In some instances, these events are co-sponsored by local television stations, newspapers, promoters and advertisers, allowing our mutual advertisers to reach a larger combined Hispanic audience.
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
Recent Developments
Restructuring Costs
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $2.5 million in 2008 related to the termination of various programming contracts and personnel. In addition, we are reviewing other cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its anticipated impact on our operations.

Draw Down of Revolving Credit Facility
     On October 3, 2008, we requested to draw down $25.0 million from our $25.0 million revolver facility under the senior secured credit facility agreement, dated as of June 10, 2005, among us, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent, Wachovia Bank, National Association, as documentation agent, Lehman Commercial Paper Inc. (Lehman), as administrative agent, and various lenders from time to time. On October 8, 2008, we only received an aggregate of $15.0 million of the $25.0 million revolver as a result of Lehman’s failure to fund its $10.0 million portion of the facility due to its bankruptcy filing.
     The $15.0 million drawn on October 8, 2008 currently bears interest at a rate equal to 1.0% over the base prime rate unless converted to a LIBOR-based term rate. As of October 8, 2008, the applicable margin of the revolving credit facility was (i) 2.00% per annum for Eurodollar loans or (ii) 1.00% per annum for base rate loans.
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
Dividend Payment on the Series B Preferred Stock
     Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4 % per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we had the option to pay these dividends in either cash or additional shares of Series B preferred stock. On October 15, 2008, we paid our quarterly dividend in additional shares of our Series B preferred stock. After October 15, 2008, we are required to pay the quarterly dividends on our Series B preferred stock in cash. Our ability to make the dividend payments described above will depend upon our future operating performance and on economic, financial, regulatory and other factors, many of which may be beyond our control.
NASDAQ Delisting Letter and Temporary Postponement
     On October 22, 2008, we received a notification letter (the Letter) from The Nasdaq Stock Market (NASDAQ), notifying us that NASDAQ has suspended, for a three-month period, effective October 16, 2008, the enforcement of the rule requiring a minimum bid price and market value of publicly held shares (the Rule). NASDAQ has said that it will not take any action to delist any security for these concerns during the suspension period. The Letter stated that, given the current extraordinary market conditions, the suspension would remain in effect through Friday, January 16, 2009. Subsequently, NASDAQ extended the suspension through July 20, 2009.
     We previously received a Staff Deficiency Letter from NASDAQ on August 20, 2008 indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days, and that it was therefore not in compliance with NASDAQ Marketplace Rule 4450(b). The Staff Deficiency Letter further provided that in accordance with the NASDAQ Marketplace Rules, we would be provided 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement.
     We had 124 calendar days remaining in our compliance period as of October 16, 2008, the effective date of NASDAQ’s suspension. Upon reinstatement of the rules on July 20, 2009, we will have the same number of days remaining, or until on or about November 23, 2009, to regain compliance. We may regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.
     During this interim period, our common stock is expected to continue to trade on The NASDAQ Global Market. If compliance with Marketplace Rule 4450(b) cannot be demonstrated on or about November 23, 2009, our common stock will be subject to delisting from The NASDAQ Global Market.

     We intend to use all reasonable efforts to maintain the listing of our common stock on the Nasdaq Global Market, but there can be no guarantee that we will regain compliance with the continued listing requirements, or will be able to demonstrate a plan to sustain compliance in order to avoid delisting from the Nasdaq Global Market.
Early Extinguishment of the $18.5 million Non-interest Bearing Promissory Note
     On October 24, 2008, we entered into a letter agreement with BC Media Funding Company II, LLC, as agent for Media Funding Company, LLC, successors in interest to the rights of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, for the early extinguishment of the $18,500,000 non-interest bearing promissory note, due January 2, 2009 (the Note).
     Pursuant to the letter agreement, we received a discount of $150,000 and only paid $18,350,000 (the Payoff Amount) in full satisfaction due under the Note. We used cash on hand and $15,000,000 of proceeds drawn down from the revolving credit facility to satisfy the Payoff Amount.
     In addition, on October 24, 2008, we were released from all obligations and liabilities, security interests, pledges, liens, mortgages, assignments or other interests granted by us and our subsidiaries pursuant to the security agreement, the pledge agreement, the Note and any and all documentation related to the loan documents.
Operating Segments
     We report two operating segments, radio and television.
     See “Item 8. Financial Statements and Supplementary Data” below.
Radio Overview
     We operate stations in some of the top Hispanic radio markets in the United States, including Puerto Rico. We own radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco.
     The following table sets forth certain statistical and demographic information relating to our radio markets:

		Our Markets
			2008 Estimated		2008 Total
		2008 Estimated	% of Total	2008 Estimated	Estimated
Hispanic		Hispanic	Hispanic	% of Total	Market Radio	Number of
Market		Population	Population in	U.S. Hispanic	Revenue	Stations
Rank(a)	Hispanic Market	(000)(a)	Market(a)	Population(a)	($mm)(b)	We Operate
1	Los Angeles	8,507	48%	18%	$951	2
2	New York	4,435	21%	9%	717	2
*	Puerto Rico	3,912	99%	9%	109	11
3	Miami	2,152	49%	5%	298	4
4	Chicago	1,972	20%	4%	522	1
6	San Francisco	1,712	24%	4%	377	1

	Total for our markets	22,690	35%	48%	$2,974	21

(a)	Sources: Synovate 2008 Diversity Markets Report; U.S. Census Bureau Population Estimates for Puerto Rico, July 2007.

(b)	Source: BIA Financial Network Inc.’s Investing in Radio, 2008 Market Report.

*	Puerto Rico is not ranked by the Synovate 2008 Diversity Markets Report.
Radio Station Portfolio
     The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Financial Network, Inc.’s 2008 Investing in Radio Market Report, Synovate 2008 Diversity Markets Report and the U.S. Census Bureau Population Estimates for Puerto Rico — 2007.

Los Angeles
     The Los Angeles market is the largest radio market in terms of advertising revenue which was projected to be approximately $951 million in 2008. In 2008, the Los Angeles market was projected to have the largest U.S. Hispanic population with approximately 8.5 million Hispanics, which is approximately 48% of the Los Angeles market’s total estimated population. The Los Angeles market experienced an annual radio revenue growth of 1.2% between 2002 and 2007. Radio revenue in the Los Angeles market is expected to decline at an annual rate of 0.8% between 2007 and 2012.
New York
     The New York market is the second largest radio market in terms of advertising revenue which was projected to be approximately $717.0 million in 2008. In 2008, the New York market was projected to have the second largest U.S. Hispanic population, with approximately 4.4 million Hispanics, which is approximately 21% of the New York market’s total estimated population. We believe that we own the strongest franchise in our target demographic group, with two of the four FM Spanish-language radio stations in the New York market, WSKQ-FM and WPAT-FM. The New York market experienced an annual radio revenue decrease of 1.3% between 2002 and 2007. Radio revenue in the New York market is expected to decline at an annual rate of 0.6% between 2007 and 2012.
Puerto Rico
     The Puerto Rico market is the twenty-eighth largest radio market in terms of advertising revenue, which was projected to be approximately $109 million in 2008. In 2008, the Puerto Rico market was projected to have approximately 3.9 million Hispanics, which is estimated to be approximately 99% of the Puerto Rico market’s total estimated population. The Puerto Rico market experienced an annual radio revenue growth of 3.7% between 2002 and 2007. Radio revenue in the Puerto Rico market is expected to grow at an annual rate of 0.2% between 2007 and 2012.
Miami
     The Miami market is the eleventh largest radio market in terms of advertising revenue which was projected to be approximately $298 million in 2008. In 2008, the Miami market was projected to have the third largest U.S. Hispanic population, with approximately 2.2 million Hispanics, which is approximately 49% of the Miami market’s total estimated population. The Miami market experienced an annual radio revenue growth of 2.8% between 2002 and 2007. Radio revenue in the Miami market is expected to grow at an annual rate of 1.6% between 2007 and 2012.
Chicago
     The Chicago market is the third largest radio market in terms of advertising revenue which was projected to be approximately $522 million in 2008. In 2008, the Chicago market was projected to have the fourth largest U.S. Hispanic population, with approximately 2.0 million Hispanics, which is approximately 20% of the Chicago market’s total estimated population. The Chicago market experienced an annual radio revenue decrease of 0.1% between 2002 and 2007. Radio revenue in the Chicago market is expected to decline at an annual rate of 0.8% between 2007 and 2012.
San Francisco
     The San Francisco market is the fifth largest radio market in terms of advertising revenue which was projected to be approximately $377 million in 2008. In 2008, the San Francisco market had the sixth largest U.S. Hispanic population, with approximately 1.7 million Hispanics, which is approximately 24% of the San Francisco market’s total estimated population. The San Francisco market experienced an annual radio revenue decrease of 1.0% between 2002 and 2007. Radio revenue in the San Francisco market is expected to decline at an annual rate of 0.7% between 2007 and 2012.

Radio Station Programming
     We format the programming of each of our radio stations to capture a substantial share of the U.S. Hispanic audience in its respective market. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin and each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to become very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. By employing listener study groups and surveys, we can respond immediately, if necessary, to any changing preferences of listeners and/or trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.
•	Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata and reggaeton music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic. Reggaeton is a modern rhythmic dance genre that incorporates certain elements of hip-hop music.

•	Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, nortena, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, nortena has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinalóa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as, international hits from Puerto Rico, Mexico, Latin America and Spain.

•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin and English classics, mainly from the 1960’s, 1970’s and 1980’s.

•	Top 40. The Top 40 format consists of the most popular current chart hits.

•	News Talk. Top local, national and world news along with local traffic and weather information. Moment by moment monitoring of breaking news as it happens along with compelling hard hitting topics that shape our world.

•	Latin Rhythmic. The Hispanic Urban (Hurban) format consists of “reggaeton”, which is dance music that originated in Panama and Puerto Rico more than a decade ago and has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop.
     The following table lists the programming formats of our stations and the target demographic group of each station.

Target Buying
Demographic
Market	FM Station	Format	Group by Age
Los Angeles	KLAX	Regional Mexican	18-49
	KXOL	Latin Rhythmic	18-34
New York	WSKQ	Spanish Tropical	18-49
	WPAT	Spanish Adult Contemporary	25-54
Puerto Rico	WMEG	Top 40	18-34
	WEGM	Top 40	18-34
	WRXD	News Talk	25-54
	WIOA	Spanish Adult Contemporary	18-49
	WIOB	Spanish Adult Contemporary	18-49
	WIOC	Spanish Adult Contemporary	18-49
	WZNT	Spanish Tropical	18-49
	WZMT	Spanish Tropical	18-49
	WZET	Spanish Tropical	18-49
	WODA	Latin Rhythmic	18-34
	WNOD	Latin Rhythmic	18-34
Chicago	WLEY	Regional Mexican	18-49
Miami	WXDJ	Spanish Tropical	18-49
	WCMQ	Spanish Oldies	25-54
	WRMA	Spanish Adult Contemporary	18-49
	WRZA	Regional Mexican	18-49
San Francisco	KRZZ	Regional Mexican	18-49

On-Line Properties (LaMusica.com)
     As part of our operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish — English) websites providing content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously streams our stations’ content, which has broadened our audience reach. In addition, we hope to generate revenue from our key radio programs, on-air personalities and brands, which are being developed for downloadable video, ring-tone and interactive content use through our network website, LaMusica.com. We are also developing content from our production of musical events to create opportunities to sell, market and distribute this content through our websites and other media.
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
Television Overview and Programming
     On March 1, 2006, we launched MegaTV, our general entertainment Spanish-language television operation serving the South Florida market. We created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the market’s young U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality-based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to compliment our Internet websites. We have developed approximately 70% of our programming and have commissioned other content from capable Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming. Advertising rates depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, the supply of and demand for television advertising time, as well as other qualitative factors. We also generate revenue from the sale of integrated sponsorships and program syndication.
Advertising Revenue
     The vast majority of our revenue is derived from cash advertising sales. Advertising revenue is usually classified by two categories — “national” and “local”. “National” generally refers to advertising that is solicited by a representative firm for national advertisers. A subset category of National advertising revenue is network advertising revenue, which is advertising purchased by our other strategic alliance agreements. Our national sales representative for our radio stations is McGavern Guild, Inc. and Spanish Television Sales, LLC for our television stations. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.
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
     We currently utilize HD Radio® digital technology on our stations and will evaluate additional installations over the next few years. This digital technology, which is not required by the FCC, offers the possibility of multiple audio channels in our assigned frequencies.
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
Trademarks, Copyrights and Licenses
     In the course of our business, we use various trademarks, copyrights, trade names, domain names and service marks, including logos, with our products and services and in our programming, advertising and promotions. Trademarks and copyrights are of material importance to our business and are protected by registration or otherwise in the United States, including Puerto Rico. We believe our trademarks, copyrights, trade names, domain names and service marks are important to our business and we intend to continue to protect and promote them where appropriate and to protect the registration of new trademarks and copyrights, including through legal action, each of which expires at various times between 2009 and 2019, and which may be extended. We do not hold or depend upon any material government license, franchise or concession, except the broadcast licenses granted by the FCC and the trademarks granted by the United States Patent and Trademark Office.

Antitrust
     We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. Since the passage of the Telecommunications Act of 1996, the Federal Trade Commission (FTC) and the Department of Justice (DOJ), the federal agencies responsible for enforcing the federal antitrust laws, have reviewed certain proposed acquisitions of broadcast stations and station networks. The DOJ can be particularly aggressive when the proposed buyer already owns one or more broadcast stations in the market of the station it is seeking to buy. The DOJ has challenged a number of broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. As part of its scrutiny of station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements and other similar agreements customarily entered into in connection with station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) could violate the HSR Act. In connection with acquisitions, subject to the waiting period under the HSR Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.
Federal Regulation of Radio and Television Broadcasting
     General. The radio and television broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates broadcast stations pursuant to the Communications Act of 1934, as amended (the Communications Act). The Communications Act permits the operation of broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:
•	assigns frequency bands for radio and television broadcasting;

•	determines the particular frequencies, locations and operating power of radio and television broadcast stations;

•	issues, renews, revokes and modifies radio and television broadcast station licenses;

•	establishes technical requirements for certain transmitting equipment used by radio and television broadcast stations;

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio and television broadcast stations;

•	has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act; and

•	regulates certain aspects of the operation of cable and DTH satellite systems and certain other electronic media that compete with broadcast stations.
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

     FCC Licenses. The Communications Act provides that a broadcast station license may be granted to any applicant if the granting of the application would serve the public interest, convenience and necessity, subject to certain limitations. In making licensing determinations, the FCC considers an applicant’s legal, technical, financial and other qualifications. The FCC grants radio and television broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. Under the Communications Act, radio and television broadcast station licenses may be granted for a maximum term of eight years.
     The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

Broadcast		Date of	Date of License		Operation	FCC
Station	Market	Acquisition	Expiration		Frequency	Class	HAAT	Power
							(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	02/24/88	12/01/13		97.9 MHz	B	184	33.0
KXOL-FM	Los Angeles, CA	10/30/03	12/01/13		96.3 MHz	B	398	6.6
WSKQ-FM	New York, NY	01/26/89	06/01/06	(a)	97.9 MHz	B	415	6.0
WPAT-FM	New York, NY	03/25/96	06/01/14		93.1 MHz	B	433	5.4
WMEG-FM	Puerto Rico	05/13/99	02/01/12		106.9 MHz	B	594	25.0
WEGM-FM	Puerto Rico	01/14/00	02/01/12		95.1 MHz	B	600	25.0
WRXD-FM	Puerto Rico	12/01/98	02/01/12		96.5 MHz	B	852	11.5
WZET-FM	Puerto Rico	05/13/99	02/01/12		92.1 MHz	A	337	3.0
WIOA-FM	Puerto Rico	01/14/00	02/01/12		99.9 MHz	B	560	31.0
WIOB-FM	Puerto Rico	01/14/00	02/01/12		97.5 MHz	B	302	50.0
WIOC-FM	Puerto Rico	01/14/00	02/01/12		105.1 MHz	B	(61)	47.0
WZNT-FM	Puerto Rico	01/14/00	02/01/12		93.7 MHz	B	560	28.0
WZMT-FM	Puerto Rico	01/14/00	02/01/12		93.3 MHz	B1	(69)	14.5
WODA-FM	Puerto Rico	01/14/00	02/01/12		94.7 MHz	B	560	31.0
WNOD-FM	Puerto Rico	01/14/00	02/01/12		94.l MHz	B	597	25.0
WLEY-FM	Chicago, IL	03/27/97	12/01/12		107.9 MHz	B	232	21.0
WXDJ-FM	Miami, FL	03/28/97	02/01/12		95.7 MHz	C2	167	40.0
WCMQ-FM	Miami, FL	12/22/86	02/01/12		92.3 MHz	C2	188	31.0
WRMA-FM	Miami, FL	03/28/97	02/01/12		106.7 MHz	CO	300	100.0
WRAZ-FM(b)	Miami, FL	01/01/08	02/01/12		106.3 MHz	C2	93	50.0
KRZZ-FM	San Francisco, CA	12/23/04	12/01/13		93.3 MHz	B	150	50.0
WSBS-TV	Miami, FL (c)	03/01/06	02/01/13		CH. 22	TV	62	11.2
WSBS-DT	Miami, FL (c)	03/01/06	02/01/13		CH. 3	DTV	54	1.0
WSBS-CA	Miami, FL	03/01/06	02/01/13		CH. 50	CA	236	150.0

(a)	Application for renewal of license is pending. The FCC license for WSKQ-FM expired on June 1, 2006. A petition to deny the application for renewal was filed by several parties who alleged, inter alia, that WSKQ-FM had broadcast indecent material during the license term. An opposition pleading was submitted to the Commission categorically stating that the allegations made did not raise sufficient questions to warrant non-renewal of the license. The application remains pending and the station continues to operate under its expired license until the FCC takes action on the renewal. In the great majority of cases, radio broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications.

(b)	Pursuant to a Local Marketing Agreement between South Broadcasting Company, Inc. and SBS, the station is programmed by us and, therefore, attributable to us pursuant to FCC Rules.

(c)	TV Stations WSBS-TV and WSBS-DT are licensed to Key West, and are part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
     License Grant and Renewal. Generally, the FCC renews broadcast licenses without a hearing upon a finding that:
•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

     After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum term otherwise permitted by law, or hold an evidentiary hearing.
     The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant’s qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Generally, our licenses have been renewed without any material conditions or sanctions being imposed, but we cannot assure that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions. In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally-oriented programming performance. The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.
     The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night. The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0, or C radio stations.
     Transfers and Assignments of License. The Communications Act requires prior approval by the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:
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
     To obtain the FCC’s prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. The application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. Informal objections may be filed any time up until the FCC acts upon the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.
     Alien Ownership. Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock of record is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens. Our certificate of incorporation provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.

     Ownership Attribution. The FCC generally applies its other broadcast ownership limits to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are officer positions and directors of a corporate parent of a broadcasting licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered insulated from material involvement in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses.
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
     Debt instruments, nonvoting stock options or other nonvoting interests with rights of conversion to voting interests that have not yet been exercised and insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership generally do not subject their holders to attribution. However, the holder of an equity or debt instrument or interest in a broadcast licensee, cable television system, daily newspaper or other media outlet shall have that interest attributed if the equity (including all stock holdings, whether voting or nonvoting, common or preferred) and debt interest or interests in the aggregate exceed 33% of the total asset value, defined as the aggregate of all equity plus all debt of that media outlet, and the interest holder also holds an interest in a broadcast licensee, cable television system, newspaper or other media outlet operating in the same market that is subject to the broadcast multiple ownership or cross-ownership rules and is otherwise attributable or if the interest holder supplies over 15% of the total weekly broadcast programming hours of the station in which the interest is held.
     Multiple Ownership. The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in (i) broadcast stations above certain limits serving the same local market, and (ii) broadcast stations and a daily newspaper serving the same local market. The FCC’s multiple ownership rules are briefly summarized below.
     Local Radio Ownership. Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of AM and FM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets (defined as those counties in the Arbitron® defined market) in which a single entity may own an attributable interest as follows:
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
     For the purpose of radio ownership caps, the FCC defines a local radio market as the geographic market assigned by Arbitron®, the private audience measurement service for radio broadcasters. For non-Arbitron® markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron®’s method. In the interim, the FCC will apply a “modified contour approach” to non-Arbitron® markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area
     Local Television Ownership. Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals so long as (i) one of the two commonly owned stations is not ranked in the top four based upon audience share, and (ii) there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built.
     Television National Audience Reach Limitation. Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. In establishing a national cap by statute, Congress did not make mention of the FCC’s “UHF discount” policy. The FCC may commence a proceeding to determine if the UHF discount policy should be retained, reused or eliminated.
     Radio-Television Cross-Ownership. The FCC permits a television station owner to own one radio station in the same market as its television station. In addition, a television station owner is permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:
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
     Newspaper-Broadcast Cross-Ownership. Under the currently effective newspaper broadcast cross-ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television or radio station in the same market if specified signal contours of the television station or the radio station encompass the entire community in which the newspaper is published.
     Programming and Operations. The Communications Act requires broadcasters to serve the public interest. A broadcast licensee is required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming when it evaluates the licensee’s renewal application, but listeners’ complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, equal employment opportunity, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation. Certain FCC rules affecting programming and operations are briefly summarized below.

     Indecency and Profanity. Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. The FCC in the last several years has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. We cannot predict whether Congress will consider or adopt further legislation in this area.
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
     Time Brokerage and Joint Sales Agreements. Occasionally, stations enter into time brokerage agreements or local marketing agreements. Separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. Over the past few years, a number of stations have entered into cooperative arrangements commonly known as joint sales agreements or JSAs. The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station.
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
     Digital Audio Radio Satellite Service. The FCC rules authorize the Digital Audio Radio Satellite Service, also known as DARS, in the 2310-2360 MHz frequency band. The FCC granted two nationwide licenses, one to XM Satellite Radio, which began broadcasting in May 2001, and a second to Sirius Satellite Radio, which began broadcasting in February 2002. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee.
     Terrestrial Digital Radio. The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters, and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. Digital radio provides improved sound quality and spectrum for enhanced data services to complement the existing programming service, which permits new business and multicasting opportunities for radio broadcasters.
     Low Power Radio Broadcast Service. The FCC has adopted rules establishing two classes of a low power radio service, both of which will operate in the existing FM radio band; a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations have limited service areas of 3.5 miles and 1 to 2 miles, respectively. Implementation of a low power radio service or microbroadcasting provides an additional audio programming service that could compete with our radio stations for listeners, but we cannot predict the effect upon us.

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
     Cable and Satellite Carriage of Television Broadcast Stations. The Cable Television Consumer Protection and Competition Act of 1992 (the Cable Act) and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, each station must elect, with respect to cable systems within its DMA, either “must carry” status, pursuant to which the cable system’s carriage of the station is mandatory, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. We have elected “must carry” with respect to our full power television station.
     Similarly, federal legislation and FCC rules govern the retransmission of broadcast television stations by DTH satellite operators. DTH satellite operators are required to carry the signals of all local television broadcast stations requesting carriage in local markets in which the DTH satellite operator carries at least one signal pursuant to the statutory local-to-local compulsory copyright license. Every three years, each television station in such markets must elect “must carry” or “retransmission consent” status, in a manner similar to that described above with respect to cable systems.
     After the broadcast television transition from analog to digital in June 2009, cable television systems will be required for a three-year period to carry must-carry signals in an analog format or in the case of all-digital cable systems to provide equipment to down-convert must-carry digital signals for viewing on analog television sets. Cable television systems, with some exceptions, are also required to carry such stations’ high definition signals. DTH satellite carriers are also required, but over a four-year phase-in period, to carry the high definition signals of must-carry stations. Neither cable systems nor DTH satellite carriers are required to carry more than a station’s primary video programming channel.
     Digital Television Services. The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television, broadband data transmission and additional video streams. The FCC has adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station have been allocated a separate channel for digital television operation. Stations are permitted to phase in their digital television operations over a period of years after which they will be required to surrender their licenses to broadcast the analog, or non-digital, television signal to the government by June 12, 2009. Our full-power television station has completed construction of its DTV facility, has ceased broadcasting on its analog channel and is currently broadcasting solely on its digital channel. No statutory deadline has been established for the mandatory conversion of Class A television stations, such as WSBS-CA, from analog to digital broadcasting. We are actively pursuing a companion channel for WSBS-CA, and upon eventual allocation, we will construct the facilities approved by the FCC.
     Children’s Television Programming. The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990. The rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and require stations to broadcast on their main program stream three hours per week of educational and informational programming (E/I programming) designed for children 16 years of age and younger. FCC rules also impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children’s programming of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products.
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

     Sponsorship Identification. Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of the airing. The FCC has initiated inquiries against several media companies, including the Company, concerning sponsorship identification practices with respect to the music recording industry. The FCC has also initiated inquiries against several dozen television stations seeking to determine whether their broadcast of “video news releases” (VNRs) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. The FCC also has under consideration rule-making proceedings concerning sponsorship identification issues, such as product placement. Whether any new regulations are ultimately adopted and, if so, the effect of such rules on our operations, cannot currently be determined.
     Proposed and Recent Changes. Congress and the FCC continually consider new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations, ownership and profitability; result in the loss of audience share and advertising revenue; or affect our ability to acquire additional broadcast stations or to finance such acquisitions. We can neither predict what matters might be considered nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. Such matters may include:
•	changes to the license authorization and renewal process;

•	proposals to increase regulatory fees or impose spectrum use or other fees on FCC licensees;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to the involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

•	proposals to increase and/or quantify locally oriented program content and diversity;

•	proposals to change rules regarding studio location and operations;

•	technical and frequency allocation matters;

•	changes in broadcast, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming; and

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations.

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
Management and Personnel
     As of December 31, 2008, we had approximately 541 full-time employees and 82 part-time employees. None of our employees are represented by a labor organization or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.
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
Available Information
     We are subject to the reporting and other information requirements of the Exchange Act. We file reports and other information with the SEC. Such reports and other information filed by us pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Washington D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. If interested, please call 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website on the Internet containing reports, proxy materials, information statements and other items. The Internet website address is http://www.sec.gov.
     Our reports, proxy materials, information statements and other information can also be inspected and copied at the offices of the NASDAQ Stock Market, on which our common stock is listed (symbol: SBSA). You can find more information about us at our Internet website located at www.spanishbroadcasting.com and the investor relations section of our website is located at www.spanishbroadcasting.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.
     The information on our Internet website is not, and shall not be deemed to be part of this report or incorporated into any other filings we make with the SEC.

Item 1A. Risk Factors
     The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. “Business”. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. You should carefully consider the risks and uncertainties described below and the other information in connection with evaluating our business and the forward-looking statements in this report. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.
     The following information should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A), and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this report.
     Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions in Item 1. “Business” of this report. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.
Risks Related to our Indebtedness
Our substantial amount of debt could adversely affect our financial health.
     Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our registered 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share, or the Series B preferred stock, and, if issued, our registered 10 3/4% subordinated exchange notes due 2013, or the Exchange Notes. As of December 31, 2008, our ratio of total debt to last twelve months Consolidated EBITDA, as defined in our credit agreement governing our first lien credit facility term loan due 2012, or the First Lien Credit Facility, was 16.9 to 1.0. Our substantial level of debt could have several important consequences to the holders of our securities, including the following:
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
     Our ability to satisfy all of our debt obligations depends upon our future operating performance which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. We believe that our operating cash flow will be sufficient to meet our operating expenses and to service our debt requirements as they become due. However, if we are unable to pay our debts, whether upon acceleration of our debt or in the ordinary course of business, we will be forced to pursue alternative strategies such as selling assets, restructuring our debt, or seeking additional equity capital. We cannot assure you that we can successfully complete any of these alternative strategies on satisfactory terms or that the approval of the FCC could be obtained on a timely basis, or at all, for the transfer of any of the stations’ licenses in connection with a proposed sale of assets.

We will require a significant amount of cash to service our debt and to make cash dividend payments under our Series B Preferred Stock. Our ability to generate cash depends on many factors, some of which are beyond our control.
     For the year ended December 31, 2008, we had net cash interest expense of $19.0 million. Our net cash interest expense will increase when and if we exchange our Series B preferred stock for the Exchange Notes. If we acquire additional stations in the future, depending on the financing used to fund these acquisitions, our interest expense may increase as well.
     During 2008, we paid dividends in cash to holders of the Series B preferred stock in an amount equal to $7.3 million. After October 15, 2008, we are required to pay dividends in cash on our Series B preferred stock. Our ability to make payments on and to refinance our debt, pay dividends in cash on our Series B preferred stock, repurchase our Series B preferred stock when, and if, we are required to do so and to fund necessary or desired capital expenditures and any future acquisitions, will depend on our ability to generate and maintain cash in the future. Further, our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.
     Based on our current level of operations and provided the economy does not continue to deteriorate, we believe that our cash flow from operations and cash on hand will be adequate to meet our liquidity needs for the near future, barring any unforeseen circumstances. We cannot assure you, however, that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our First Lien Credit Facility and the Exchange Notes, if issued, on commercially reasonable terms or at all.
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
Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt, which, if incurred, could further intensify the risks associated with our substantial leverage.
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
     On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of the Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of repurchase. In addition, if we experience certain kinds of changes of control as described in the certificate of designation creating the Series B preferred stock, subject to certain restrictions in our debt instruments we will be required to make an offer to purchase the Series B preferred stock for cash at a purchase price of 101% of the liquidation preference thereof, plus accumulated dividends. The source of funds for any such repurchases would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. We cannot assure you that we will have sufficient funds available to us on favorable terms, or at all, to repurchase all tendered Series B preferred stock or Exchange Notes, if issued, pursuant to these requirements. Our failure to offer to repurchase or to repurchase Series B preferred stock or Exchange Notes tendered, as the case may be, will result in a voting rights triggering event under the certificate of designation governing our Series B preferred stock or a default under the indenture that would govern our Exchange Notes, if issued, as the case may be. Such events could lead to defaults under the terms of our other existing debt. In addition, our First Lien Credit Facility would either prohibit or effectively prohibit us from making any such required repurchases. Prior to repurchasing our Series B preferred stock or Exchange Notes, if issued, on a change of control event, we must either repay outstanding debt under our First Lien Credit Facility or obtain the consent of the lenders under such facility. If we do not obtain the required consents or repay our outstanding debt under our First Lien Credit Facility, we would remain effectively prohibited from offering to repurchase our Series B preferred stock or Exchange Notes, if issued.

We may not have the funds or the ability to obtain additional financing for working capital, capital expenditures, any business strategy or other general corporate purposes.
     We believe we have sufficient cash available to fund our operations and to support our acquisition business strategy. We may need additional financing due to future developments or changes in our business plan. We must rely on cash from operations to support our capital expenditures and acquisition business strategy. In addition, our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur.
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
Risks Related to our Business
The continuing deterioration in U.S. economic conditions is expected to adversely affect our results of operations.
     The continuing deterioration in the U.S. economy has, and is expected, to continue to adversely affect our results of operations. Revenue generated by our media broadcasting stations depends primarily upon the sale of advertising. Our operating results have been adversely affected by the current recession and downturn in the United States economy since advertising expenditures, which we believe to be largely a discretionary business expense, generally decrease as the economy slows down. As a result of the adverse impact on the general economic activity in the United States, advertising revenues have also declined due to advertising cancellations, delays or defaults in payment for advertising time.
     Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A concentration of stations in any particular market intensifies our exposure to regional economic declines. We are particularly dependent on advertising revenue from the New York, Los Angeles and Miami markets, which generated in the aggregate approximately 70% of our revenues for the year ended December 31, 2008. An economic decline in these markets could adversely impact our cash flow and results of operations.
     In addition, some of our advertisers and clients could experience serious cash flow problems due to the credit market crisis. As a result, they may attempt to increase their prices, pass through increased costs or alter payment terms. Our advertisers may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could have a material adverse affect on our business. We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions on our results of operations. We have experienced a decline in the level of business activity of our advertisers which has and could continue to have an adverse effect on our revenues and profit margins.
     Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its expenditures may affect our revenue.

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
     The success of our stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in New York, Los Angeles and Miami. In addition, both radio and television broadcasting are highly competitive businesses. Our broadcast stations compete in their respective markets for audiences and advertising revenues with other broadcast stations of all formats, as well as with other media, such as newspapers, magazines, television, satellite radio, cable services, outdoor advertising, the Internet and direct mail. In addition, a new electronic audience measurement technology, the Arbitron® Portable People Metertm, was introduced in most of our markets, including New York and Los Angeles. We are monitoring the effects of this new ratings system on a continuous basis and are ascertaining the impact the Arbitron® Portable People Metertm has had on ratings and advertising sales in the markets in which we operate. As a result, our stations’ audience ratings, market shares and advertising revenues may decline and any adverse change in a particular market could have a material adverse effect on the revenue of our broadcast stations located in that market and on the financial condition of our business as a whole.
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
     Our New York, Los Angeles and Miami markets accounted for more than 70% of our revenue for the fiscal year ended December 31, 2008. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenues or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.
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
     The integration of our acquisition of our television operation involves numerous risks. Our television operation was unprofitable in the fiscal years ended 2008 and 2007 and may fail to generate anticipated cash flows in the future. Additionally, we may have difficulties in the integration of its operations and systems.
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
Piracy of our programming and other content, including digital and internet piracy, may decrease revenue received from the exploitation of our programming and other content and adversely affect our businesses and profitability.
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
Risks Related to Legislative and Regulatory Matters
Changes in U.S. communications laws or other regulations may have an adverse effect on the company’s business.
     The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, the Company is required to obtain licenses from the FCC to operate its radio and television stations. The Company cannot assure you that the FCC will approve its future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of the Company’s licenses could have a material adverse effect on the Company’s revenues.
     The Company must also comply with extensive FCC regulations and policies in the ownership and operation of its television and radio stations and its television network. FCC regulations limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide. As part of the nationwide transition from analog to digital broadcasting, the Company’s full power television station has ceased analog transmissions. The Company is unable to predict the extent to which consumers will acquire digital television receivers or digital conversion devices for analog television receivers and the effect of the cessation of analog broadcasting on viewership. In addition, the Company is unable to predict the extent or timing of consumer demand for digital television services and the resulting impact on the Company’s viewership.

     Under the Cable Act, every three years each broadcast station is required to elect to exercise the right, either to require cable television system operators in its local market to carry its signal, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. Under these “must carry” provisions of the Cable Act, a broadcaster may demand carriage on a specific channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may be entitled not to carry a given station. Our television station elected “must carry” on local cable systems for the three-year election period that commenced January 1, 2009 and has obtained the carriage it requested. Under current FCC rules, cable systems and direct broadcast satellite, or DBS, will also be required to carry our post-transition digital signal. The FCC’s current rules require cable and DBS operators to carry only one channel of digital signal our television station, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment.
     The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of the Company’s radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect the Company’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by the Company. The Company is unable to predict the effect that any such laws, regulations or policies may have on its operations.
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
New technologies may affect our broadcasting operations.
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
     As of December 31, 2008, we had approximately $364.0 million of unamortized intangible assets, including goodwill of $32.8 million and FCC licenses of $331.2 million on our consolidated balance sheets. These unamortized intangible assets represented approximately 74% of our total assets. FASB Statement No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC licenses, cease to be amortized. SFAS No. 142 requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC licenses exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.
     We currently account for our FCC licenses as indefinite lived assets, per SFAS No. 142. In the event we are no longer able to conclude that our FCC licenses have indefinite lives, as defined in SFAS No. 142, we may be required to amortize such licenses. The amortization of our FCC licenses would affect our earnings and earnings per share.
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
The FCC has begun more vigorous enforcement of its indecency and other program content rules against the broadcast industry, which could have a material adverse effect on our business.
     The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has expanded the breadth of indecency regulation to include material that could be considered “blasphemy”, “personally reviling epithets”, “profanity” and vulgar or coarse words amounting to a nuisance. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC in the last few years has stepped up its enforcement activities as they apply to indecency and has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. The FCC has substantially increased its monetary penalties for violations of these regulations pursuant to law enacted in 2006 that provides the FCC with authority to impose fines of up to $325,000 per incident or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In addition, the FCC’s heightened focus on the indecency regulatory scheme against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. We have in the past been the subject and may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected. We also face increased potential costs in the form of fines for indecency violations, and we cannot predict whether Congress will consider or adopt further legislation in this area.
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
     Our Class A common stock has been publicly traded since November 1999. The market price for our Class A common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies. We believe that the principal factors that may cause price fluctuations in our shares of Class A common stock are, but not limited to:
•	fluctuations in our financial results;

•	general conditions or developments in the media broadcasting industry and other media, and the national economy;

•	significant sales of our common stock into and/or in the marketplace;

•	significant decreases in our stations’ audience ratings;

•	inability to implement our acquisition and operating strategy;

•	a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts’ expectations; and

•	developments in our relationships with our customers and suppliers.
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
     We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal controls over financial reporting. This effort included documenting and testing our internal controls. As of December 31, 2008, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal controls over financial reporting are effective in any future period (or if our independent registered public accounting firm was unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse impact on our business and possibly, the price of our Class A common stock.
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
     As of December 31, 2008, the principal buildings owned or leased by us and used primarily by our television and radio segments are described below:
Our Principal Properties (1)

	Aggregate Size of
	Property in		Lease
	Square Feet	Owned or	Expiration
Location	(approximate)	Leased	Date
New York, NY(2)	12,100	Owned	N/A
Los Angeles, CA(3)	40,000	Owned	N/A
Miami, FL(4)	12,100	Leased	2012
Miami, FL(5)	70,000	Owned	N/A
Miami, FL(6)	42,000	Leased	2015
Guaynabo, PR (7)	29,000	Owned	N/A

(1)	Excludes properties less than 12,000 square feet.

(2)	Facility used for the offices and studios for our New York radio stations and certain internet and television operations.

(3)	Facility used for the offices and studios for our Los Angeles radio stations and certain internet and television operations.

(4)	Facility was used for the offices and studios of the Miami radio stations.

(5)	Facility is used for the offices, operations and studios of the Miami radio and television stations, and for principal internet production and operations.

(6)	Building includes corporate space, and sales space for Miami broadcast stations.

(7)	Facility is used for the offices, operations and studios of the Puerto Rico broadcast stations.

     In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry.
     We lease (i) all of our other transmitter sites, with lease terms that expire between 2009 and 2044, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio stations in Chicago and San Francisco.
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
     We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control, and production facilities located in Miami, Los Angeles, and Puerto Rico. We lease a combination studio and tower site in Key West, Florida for WSBS-TV-DT and a transmitter site for WSBS-CA, in Pembroke Park.
     The studio, office, and transmitter sites of our media stations are vital to our overall operation. Management believes that our properties are in good condition and are suitable for our operations. We, however, continually assess the need to upgrade and to improve our properties and facilities.
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
Wolf, et al., Litigation
     On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the Southern District of New York) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the IPO). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our IPO, two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director, referred to collectively as the individual defendants. The complaint was never served upon the individual defendants.
     This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriters allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the Southern District of New York. The issuer defendants in the consolidated cases (collectively, the Issuer Defendants) filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants and issues common among all underwriter defendants (collectively, the Underwriter Defendants) in the consolidated cases. As a result of these motions, the Individual Defendants were dismissed from one of the claims against them, specifically the Section 10b-5 claim. On September 21, 2007, Kaye Scholer LLP, on behalf of the individual defendants, executed a tolling agreement with plaintiffs providing for the dismissal without prejudice of all claims against the individual defendants upon the provision to plaintiffs of documentation showing that SBS has entity coverage for the period in question. Documentation of such coverage was subsequently provided to plaintiffs on December 19, 2007.

     On August 31, 2005, the Southern District of New York issued an order of preliminary approval of a settlement proposal among the investors in the plaintiff class, the issuer defendants (including us) and the issuer defendants’ insurance carriers (the Issuers Settlement). The principal components of the Issuers Settlement were: 1) a release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; 2) the assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the Underwriters; and 3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs from the Underwriter Defendants. The payments were to be charged to each issuer defendant’s insurance policy on a pro rata basis.
     On October 13, 2004, the Southern District of New York granted plaintiffs’ motion for class certification in six “focus cases” out of the more than 300 consolidated class actions, but on December 5, 2006, the United States Court of Appeals for the Second Circuit (the Second Circuit) reversed the order, holding that plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On June 25, 2007, in light of the Second Circuit’s reversal of the class certification order and its subsequent denial of plaintiffs’ petition for a rehearing or rehearing en banc, the Southern District of New York entered a stipulation between plaintiffs and the Issuer Defendants, terminating the proposed Issuers Settlement which the Southern District of New York had preliminarily approved on August 31, 2005. On September 27, 2007, plaintiffs filed a renewed motion for class certification with respect to the six focus cases, based on newly proposed class definitions. On October 10, 2008, at plaintiffs’ request, the Southern District of New York ordered the withdrawal without prejudice of plaintiffs’ renewed motion, which had been fully briefed and was sub judice.
     On August 14, 2007, plaintiffs filed amended complaints in the six “focus cases” and amended master allegations in the consolidated actions. On November 13, 2007, the Underwriter Defendants and Issuer Defendants moved to dismiss the amended complaints in the six “focus cases.” On March 26, 2008, the Southern District of New York granted in part the motion as to a subset of plaintiffs’ Section 11 claims, but denied the motion as to plaintiffs’ other claims. We are not named in any of the six “focus cases.”
     On January 7, 2008, the Underwriter Defendants filed a motion (in which the issuer defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against us, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion.
     On May 13, 2008, the Southern District of New York issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the action against us. The order also requires plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, Defendants may seek clarification of the Southern District of New York’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including our action, as well as the status of the Section 11-related class allegations. Based on the current developments, we believe that it is unlikely that this litigation will result in any material liability to us that would not be covered by our existing insurance.
Amigo Broadcasting Litigation
     On December 5, 2003, Amigo Broadcasting, L.P. (Amigo) filed an original petition and application for temporary injunction in the District Court of Travis County, Texas (the Court), against us, Raul Bernal (Bernal) and Joaquin Garza (Garza) (the Amigo Broadcasting Litigation). Amigo filed a first and second amended petition and application for temporary injunction on June 25, 2004 and February 18, 2005, respectively. The second amended petition alleged that we (1) misappropriated Amigo’s proprietary interests by broadcasting the characters and concepts portrayed by the Bernal and Garza radio show (the Property); (2) wrongfully converted the Property to our own use and benefit; (3) induced Bernal and Garza to breach their employment agreements with Amigo; (4) used and continued to use Amigo’s confidential information and property with the intention of diverting profits from Amigo and of inducing Amigo’s potential customers to do business with us and our syndicators; (5) invaded Amigo’s privacy by misappropriating the names and likenesses of Bernal and Garza; and (6) committed violations of the Lanham Act by diluting and infringing on Amigo’s trademarks. Based on these claims, Amigo seeks damages in excess of $5.0 million.

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
     On June 2, 2006, Plaintiff filed a notice of appeal to the Fifth Circuit Court of Appeals. All briefs were submitted and the Fifth Circuit Court of Appeals heard oral arguments on December 5, 2007. On August 1, 2008, the litigation was resolved pursuant to a confidential settlement and release agreement. The parties are seeking dismissal of the pending appeal and seek nothing further from the litigation. The settlement was reflected in our results of operations for the fiscal year ended December 31, 2008.
     See “Item 1. Business — Environmental Matters”.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
     Our Class A common stock is traded on the NASDAQ Global Market under the symbol “SBSA”. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Global Market.

	2008		2007
	High	Low	High	Low
First quarter	$2.08	1.33	4.70	3.75
Second quarter	1.95	0.98	4.95	3.27
Third quarter	1.12	0.21	4.60	2.48
Fourth quarter	0.48	0.06	2.84	1.68
(b) Record Holders
     As of March 13, 2009, there were approximately 125 record holders of our Class A common stock, par value $0.0001 per share (Class A common stock) and three record holders of our Class B common stock, par value $0.0001 per share (Class B common stock). These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established trading market for our Class B common stock, par value $0.0001 per share. However, the Class B common stock is convertible to our Class A common stock on a share-for-share basis.
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
     Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. We had the option to pay these dividends in cash or additional shares of Series B preferred stock until October 15, 2008. From October 30, 2003 to July 15, 2005, the dividends were paid with additional shares of Series B preferred stock. From July 15, 2005 to July 15, 2008, the dividends were paid in cash. On October 15, 2008, the dividends were paid with additional shares of Series B preferred stock. After October 15, 2008, we are required to pay the dividends on our Series B preferred stock in cash. Our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.
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
(e) Equity Compensation Plans
     Information called for by Item 5 is set forth under the heading “Directors and Executive Officers of the Registrant” in Item 4A of this annual report and in our proxy statement relating to the 2009 Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We own and/or operate 21 radio stations in markets that reach approximately 48% of the U.S. Hispanic population. In addition, we own and operate two television stations and have various affiliation and/or programming agreements, which reach approximately 5.3 million households throughout the U.S., including Puerto Rico.
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
     Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to complement our Internet websites. We develop and produce more than 70% of our programming and obtain other content from Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming.
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

Fiscal Year Ended 2008 Compared to Fiscal Year Ended 2007
     The following summary table presents separate financial data for each of our operating segments (in thousands).

				Change
	2008	2007	Change	Percentage
Net revenue:
Radio	$145,421	169,573	(24,152)	(14%)
Television	18,296	10,179	8,117	80%

Consolidated	$163,717	179,752	(16,035)	(9%)

Engineering and programming expenses:
Radio	$37,744	35,896	1,848	5%
Television	23,268	14,687	8,581	58%

Consolidated	$61,012	50,583	10,429	21%

Selling, general, and administrative:
Radio	$59,645	67,097	(7,452)	(11%)
Television	11,075	7,601	3,474	46%

Consolidated	$70,720	74,698	(3,978)	(5%)

Corporate expenses	$12,806	14,967	(2,161)	(14%)

Depreciation and amortization:
Radio	$3,213	2,897	316	11%
Television	1,595	608	987	162%
Corporate	1,453	1,237	216	17%

Consolidated	$6,261	4,742	1,519	32%

(Gain) loss on sale of assets, net:
Radio	$(3)	49	(52)	(106%)
Television	(10)	—	(10)	100%
Corporate	—	—	—	N/A

Consolidated	$(13)	49	(62)	(127%)

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	$402,243	—	402,243	100%
Television	18,710	—	18,710	100%
Corporate	163	—	163	100%

Consolidated	$421,116	—	421,116	100%

Operating (loss) income:
Radio	$(357,421)	63,634	(421,055)	(662%)
Television	(36,342)	(12,717)	(23,625)	186%
Corporate	(14,422)	(16,204)	1,782	(11%)

Consolidated	$(408,185)	34,713	(442,898)	(1276%)

     The following summary table presents a comparison of our operating results of operations for the fiscal years ended December 31, 2008 and 2007. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

				Change
	2008	2007	Change	Percentage
	(In thousands)
Net revenue	$163,717	179,752	(16,035)	(9%)
Engineering and programming expenses	61,012	50,583	10,429	21%
Selling, general and administrative expenses	70,720	74,698	(3,978)	(5%)
Corporate expenses	12,806	14,967	(2,161)	(14%)
Depreciation and amortization	6,261	4,742	1,519	32%
(Gain) loss on disposal of assets, net	(13)	49	(62)	(127%)
Impairment of FCC broadcasting licenses and restructuring costs	421,116	—	421,116	100%

Operating (loss) income	$(408,185)	34,713	(442,898)	(1276%)
Interest expense, net	(22,062)	(19,057)	(3,005)	16%
Change in fair value of derivative instrument	(3,813)	—	(3,813)	100%
Other income, net	3,851	1,986	1,865	94%
Income tax (benefit) expense	(101,486)	16,661	(118,147)	(709%)

Net (loss) income	$(328,723)	$981	(329,704)	(33609%)

Net Revenue
     The decrease in our consolidated net revenue of $16.0 million or 9% was due to the decrease in net revenue from our radio segment of $24.2 million or 14%, offset by an increase in our television segment net revenue of $8.1 million or 80%. Our radio segment had a decrease in net revenue primarily due to lower local and national sales caused mainly by the decline in economic conditions. The decrease in local sales occurred in all of our markets, excluding an increase in our Puerto Rico market. The decrease in national sales occurred in all of our markets. Our television segment continues to increase its advertising and content demand as our MegaTV content continues to increase its viewership. Our television segment net revenue growth was primarily due to the increases in local spot sales, subscriber revenue related to the DirecTV affiliation agreements, national sales, barter sales, and sponsorship sales.
Engineering and Programming Expenses
     The increase in our consolidated engineering and programming expenses of $10.4 million or 21% was due to increases in both our television and radio segments. Our television segment expenses increased $8.6 million or 58%, primarily due to increases in (a) original produced programming, (b) acquired programming licenses, and (c) fiber link and transmitter line charges related to the expansion of MegaTV outlets. Our radio segment expenses increased $1.9 million or 5%, primarily related to increases in (a) compensation and benefits for our radio programming personnel related to new morning shows in our Puerto Rico, Chicago and Miami markets, (b) costs related to the Amigo Broadcasting litigation settlement, (c) music license fees, and (d) transmitter lines, rent and electricity expenses.
Selling, General and Administrative Expenses
     The decrease in our consolidated selling, general and administrative expenses of $4.0 million or 5% was due to a decrease in our radio segment. Our radio segment expenses decreased $7.5 million or 11%, primarily due to a decrease in advertising, promotional and marketing costs, sales commissions, taxes and licenses, and the allowance for doubtful account provision. Our television segment expenses increased $3.5 million or 46%, primarily due to an increase in advertising, promotional and marketing costs related to new shows, barter expense and professional fees.
Corporate Expenses
     The decrease in corporate expenses was primarily a result of a decrease in employee compensation.
Depreciation and Amortization
     The increase in our consolidated depreciation and amortization expenses is directly related to the increase in capital expenditures throughout our company, but mainly in our television segment.
Impairment of FCC Broadcasting Licenses and Restructuring Costs
     As a result of our SFAS No. 142 impairment testing of our indefinite-lived intangible assets and goodwill, we recorded non-cash impairment losses of approximately $418.6 million related to the FCC broadcasting licenses for certain individual stations in all of our markets. The impairment loss was due to changes in estimates and assumptions which were primarily (a) decreased advertising revenue growth projections in our respective markets, and (b) increased risk adjusted discount rates used in fair value determinations. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used.
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $2.5 million in 2008 related to the termination of various programming contracts and personnel. In addition, we are reviewing other cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its anticipated impact on our operations.

Operating Income
     The decrease in operating (loss) income was mainly due to the impairment of FCC broadcasting licenses and restructuring costs of $421.1 million. Also contributing to the decrease in operating (loss) income was a decrease in our radio segment’s net revenue and an increase in our television segment’s operating expenses.
Interest Expense, Net
     The increase in interest expense, net, mainly was due to a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
Change in Fair Value of Derivative Instrument
     In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge no longer qualifies for hedge accounting. Therefore, the change in fair value from September 15, 2008, the last time this hedge was determined to be effective, to December 31, 2008, was $3.8 million, which was recorded in earnings as a “Change in fair value of derivative instrument”.
Income Taxes
     The income tax benefit of $101.0 million arose primarily from the impact of the reduction of our deferred tax liabilities related to the impairment of our FCC broadcasting licenses of approximately $113.9 million, offset by income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income
     The decrease in net (loss) income was primarily due to the decrease in operating (loss) income related primarily to the decrease in net revenue and the impairment of FCC broadcasting licenses and restructuring costs, partially offset by the related income tax benefit.

Liquidity and Capital Resources
     Our primary sources of liquidity are cash on hand ($32.9 million as of December 31, 2008), cash expected to be provided by operations and, if available and funded, any additional proceeds from our existing revolving credit facility. Our cash flow from operations is subject to such factors as; overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior secured credit facility. Additionally, our certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.
     Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreements governing our senior secured credit facility due 2012, quarterly cash dividend payments pursuant to the certificates of designation governing our Series B preferred stock, and capital expenditures, excluding the acquisitions of FCC licenses. While not significant to us to date, the disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not continue to deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters and legal judgments.
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $2.5 million in 2008 related to the termination of various programming contracts and personnel. In addition, we are reviewing other cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its continued impact on our operations.
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
     We had cash and cash equivalents of $32.9 million and $61.1 million as of December 31, 2008 and 2007, respectively.
     The following summary table presents a comparison of our capital resources for the fiscal years ended December 31, 2008 and 2007, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and notes.

	2008	2007	Change
	(In thousands)
Capital expenditures:
Radio	2,779	2,080	699
Television	12,871	5,287	7,584
Corporate	447	3,147	(2,700)

Consolidated	$16,097	10,514	5,583

Net cash flows provided by operating activities	$1,989	18,124	(16,135)
Net cash flows used in investing activities	(15,978)	(10,499)	(5,479)
Net cash flows used in financing activities	(14,281)	(13,318)	(963)

Net decrease in cash and cash equivalents	$(28,270)	(5,693)

Capital Expenditures
     The increase in our capital expenditures is a result of various capital projects, including but not limited to the build out and furnishing of the SBS Miami Broadcast Center that was completed in 2008. For the fiscal year 2009, we are estimating a significant decrease in our capital expenditures, which are projected to be in the range of $1.5 million to $3.0 million.
Net Cash Flows Provided by Operating Activities
     Changes in our net cash flows from operating activities were primarily a result of the decrease in cash sales and an increase in cash paid to vendors.
Net Cash Flows Used in Investing Activities
     Changes in our net cash flows from investing activities were primarily a result of the following: in 2008 (a) we completed the improvements to the SBS Miami Broadcast Center which was purchased in 2007; these building improvements totaled $6.0 million and (b) other capital expenditures totaled $10.0 million which were mainly for equipment and furniture for the SBS Miami Broadcast Center.
Net Cash Flows Used in Financing Activities
     Changes in our net cash flows from financing activities were primarily a result of the repayment of the non-interest bearing promissory note totaling approximately $18.4 million, which was offset by the proceeds of $15.0 million related to the draw-down of our senior credit facility revolver and a decrease of $2.4 million of cash dividends paid on the Series B preferred stock.

Recent Developments
Restructuring Costs
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $2.5 million in 2008 related to the termination of various programming contracts and personnel. In addition, we are reviewing other cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its anticipated impact on our operations.
Draw Down of Revolving Credit Facility
     On October 3, 2008, we requested to draw down $25.0 million from our $25.0 million revolver facility under the senior secured credit facility agreement, dated as of June 10, 2005, among us, Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent, Wachovia Bank, National Association, as documentation agent, Lehman Commercial Paper Inc. (Lehman), as administrative agent, and various lenders from time to time. On October 8, 2008, we only received an aggregate of $15.0 million of the $25.0 million revolver as a result of Lehman’s failure to fund its $10.0 million portion of the facility due to its bankruptcy filing.
     The $15.0 million drawn on October 8, 2008 currently bears interest at a rate equal to 1.0% over the base prime rate unless converted to a LIBOR-based term rate. As of October 8, 2008, the applicable margin of the revolving credit facility was (i) 2.00% per annum for Eurodollar loans or (ii) 1.00% per annum for base rate loans.
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
Dividend Payment on the Series B Preferred Stock
     Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4 % per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we had the option to pay these dividends in either cash or additional shares of Series B preferred stock. On October 15, 2008, we paid our quarterly dividend in additional shares of our Series B preferred stock. After October 15, 2008, we are required to pay the quarterly dividends on our Series B preferred stock in cash. Our ability to make the dividend payments described above will depend upon our future operating performance and on economic, financial, regulatory and other factors, many of which may be beyond our control.
NASDAQ Delisting Letter and Temporary Postponement
     On October 22, 2008, we received a notification letter (the Letter) from The Nasdaq Stock Market (NASDAQ), notifying us that NASDAQ has suspended, for a three-month period, effective October 16, 2008, the enforcement of the rule requiring a minimum bid price and market value of publicly held shares (the Rule). NASDAQ has said that it will not take any action to delist any security for these concerns during the suspension period. The Letter stated that, given the current extraordinary market conditions, the suspension would remain in effect through Friday, January 16, 2009. Subsequently, NASDAQ extended the suspension through July 20, 2009.
     We previously received a Staff Deficiency Letter from NASDAQ on August 20, 2008 indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days, and that it was therefore not in compliance with NASDAQ Marketplace Rule 4450(b). The Staff Deficiency Letter further provided that in accordance with the NASDAQ Marketplace Rules, we would be provided 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement.
     We had 124 calendar days remaining in our compliance period as of October 16, 2008, the effective date of NASDAQ’s suspension. Upon reinstatement of the rules on July 20, 2009, we will have the same number of days remaining, or until on or about November 23, 2009, to regain compliance. We may regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.
     During this interim period, our common stock is expected to continue to trade on The NASDAQ Global Market. If compliance with Marketplace Rule 4450(b) cannot be demonstrated on or about November 23, 2009, our common stock will be subject to delisting from The NASDAQ Global Market.
     We intend to use all reasonable efforts to maintain the listing of our common stock on the Nasdaq Global Market, but there can be no guarantee that we will regain compliance with the continued listing requirements, or will be able to demonstrate a plan to sustain compliance in order to avoid delisting from the Nasdaq Global Market.
Early Extinguishment of the $18.5 million Non-interest Bearing Promissory Note
     On October 24, 2008, we entered into a letter agreement with BC Media Funding Company II, LLC, as agent for Media Funding Company, LLC, successors in interest to the rights of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, for the early extinguishment of the $18,500,000 non-interest bearing promissory note, due January 2, 2009 (the Note).
     Pursuant to the letter agreement, we received a discount of $150,000 and only paid $18,350,000 (the Payoff Amount) in full satisfaction due under the Note. We used cash on hand and $15.0 million of proceeds drawn down from the revolving credit facility to satisfy the Payoff Amount.
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
Accounting for Indefinite Lived Intangible Assets and Goodwill
     Our indefinite-lived intangible assets consist of FCC broadcast licenses. FCC licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (the Act). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) we do not amortize our FCC licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. Our valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third-party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue, market revenue projections, anticipated operating profit margins and risk adjusted discount rates. In the preparation of the FCC license appraisals, we make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results and could have a material impact on our financial statements in the future.
     Since the adoption of SFAS No. 142, we generally tested for impairment on our FCC license intangible assets at the individual license level. Also, we applied the guidance in EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite Lived Intangible Assets (EITF 02-07), to certain of our FCC license intangible assets if their signals were simulcasting and were operating as one revenue producing asset. As of December 31, 2008, we modified the application of EITF 02-07 from a simulcast station level to a market cluster level.
     By not acquiring or disposing of any radio FCC licenses in the last two fiscal years, it has allowed our radio segment to mature and has permitted us to consolidate our operations in each market and streamline processes to ultimately reach increased economies of scale. Factors which influenced us to reach greater economies of scale were the current radio technologies available, the current economic conditions and the continued revenue declines in the radio broadcasting industry. These factors, in addition to the factors described in the EITF 02-07 discussion, caused us to review our application of EITF 02-07.
     Since we modified our application of EITF 02-07 as of December 31, 2008 (i.e. change of unit of accounting), we performed the impairment testing both at the individual license level and the market cluster level as required under EITF 02-07.

     Our goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations, when a “business” has been acquired under the applicable accounting literature. SFAS No. 142 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under SFAS No. 142, Radio and Television. We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics, including consideration of the requirements in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as required by SFAS No. 142. Our evaluation included consideration of factors such as regulatory environment, business model, gross margins, nature of services and process for delivering these services. In addition, we considered the guidance in D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.
     The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit. Accordingly, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
     The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing in 2008. In addition, as a result of the impairment of FCC licensees in our second fiscal quarter of 2008, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we have not performed a step-two impairment test. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: our recent NASDAQ delisting notice; limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and CEO.
Accounting for Income Taxes
     The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheet. SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting SFAS No. 142, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for the substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively.
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
New Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (SFAS No. 141R) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both SFAS No. 141R and SFAS No. 160 are effective for periods beginning on or after December 15, 2008 or fiscal year 2009 for us. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 141R and SFAS No. 160 on our results of operations and financial position.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. SFAS No. 161 expands the current disclosure framework in SFAS No. 133 and is effective prospectively for periods beginning on or after November 15, 2008 or fiscal year 2009 for us.
Impact on Inflation
     We believe that inflation has not had a material impact on our results of operations for each of our fiscal years ended December 31, 2008 and 2007, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9A(T).	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Control and Procedures
     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2008, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.
Changes in Internal Control Over Financial Reporting.
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
     During the quarter ended December 31, 2008, Management revised its policies and procedures with respect to controls over the review and certification of the accuracy of the calculation of the provision for income taxes. Except as described above, there were no changes in our internal control over financial reporting during our quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of December 31, 2008 in accordance with the COSO criteria.
     This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.	Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information called for by Item 10 is set forth under the heading “Directors, Executive Officers and Corporate Governance” in Item 4A of this annual report and in our proxy statement relating to the 2009 Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated herein by this reference.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics (the Code of Ethics) within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our employees, officers and directors and is publicly available on our Internet website at www.spanishbroadcasting.com. If we make substantive amendments to this Code of Ethics or grant any waiver from its provisions to our principal executive, financial or accounting officers, or persons performing similar functions, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

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
1. Financial Statements
     The following financial statements have been filed as required by Item 8 of this report:
Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets as of December 31, 2008 and 2007;
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007;
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2008 and 2007;
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007; and
Notes to Consolidated Financial Statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set for therein.
/s/ KPMG LLP
March 23, 2009
Ft. Lauderdale, Florida
Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except share data)

	2008	2007
Assets

Current assets:
Cash and cash equivalents	$32,852	61,122

Receivables:
Trade	29,083	38,934
Barter	172	524

	29,255	39,458
Less allowance for doubtful accounts	1,675	3,623

Net receivables	27,580	35,835

Prepaid expenses and other current assets	4,426	4,515

Total current assets	64,858	101,472
Property and equipment, net	52,411	43,739
FCC broadcasting licenses	331,224	749,864
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $178 in 2008 and $142 in 2007	1,256	1,292
Deferred financing costs, net of accumulated amortization of $3,956 in 2008 and $2,860 in 2007	3,646	4,803
Other assets	3,066	2,153

Total assets	$489,267	936,129

Liabilities and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable and accrued expenses	$15,428	19,640
Accrued interest	486	246
Unearned revenue	560	4,015
Deferred commitment fee	—	300
Other liabilities	66	84
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	438	430
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,068	2,014

Total current liabilities	22,296	29,979

Unearned revenue, less current portion	—	305
Other liabilities, less current portion	139	187
Derivative instruments	12,541	3,582
Senior credit facility revolver due 2010	15,000	—
Senior credit facility term loan due 2012, less current portion	309,563	312,813
Other long-term debt, less current portion	7,052	7,490
Non-interest bearing promissory note payable, net of unamortized discount of $1,410 in 2007	—	17,090
Deferred income taxes	68,082	170,148

Total liabilities	434,673	541,594

Commitments and contingencies (notes 12, 14, and 16)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 and 89,932 shares issued and outstanding at December 31, 2008 and 2007, respectively	92,349	89,932

Stockholders’ (deficit) equity:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	4	4
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; 41,445,222 and 40,777,805 shares issued and outstanding at December 31, 2008 and 2007, respectively	4	4
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; 23,403,500 and 24,003,500 shares issued and outstanding at December 31, 2008 and 2007, respectively	2	2
Additional paid-in capital	524,722	524,030
Accumulated other comprehensive loss	(8,187)	(3,582)
Accumulated deficit	(554,300)	(215,855)

Total stockholders’ (deficit) equity	(37,755)	304,603

Total liabilities and stockholder’s (deficit) equity	$489,267	936,129

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2008 and 2007
(In thousands, except share data)

	2008	2007
Net revenue	$163,717	179,752

Operating expenses:
Engineering and programming	61,012	50,583
Selling, general and administrative	70,720	74,698
Corporate expenses	12,806	14,967
Depreciation and amortization	6,261	4,742

Total operating expenses	150,799	144,990
Loss (gain) on the sale of assets, net of disposal costs	(13)	49
Impairment of FCC broadcasting licenses and restructuring costs	421,116	—

Operating (loss) income	(408,185)	34,713

Other (expense) income:
Interest expense	(22,910)	(22,170)
Interest income	848	3,113
Change in fair value of derivative instrument	(3,813)	—
Other, net	3,851	1,986

(Loss) income before income taxes	(430,209)	17,642

Income tax (benefit) expense	(101,486)	16,661

Net (loss) income	(328,723)	981

Dividends on Series B preferred stock	(9,722)	(9,668)

Net loss applicable to common stockholders	$(338,445)	(8,687)

Basic and diluted net loss per common share	$(4.67)	(0.12)

Weighted average common shares outstanding:
Basic and diluted	72,419	72,381
See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity and Comprehensive Loss
Years ended December 31, 2008 and 2007
(In thousands, except share data)

								Accumulated		Total
	Class C preferred stock		Class A common stock		Class B common stock		Additional	other		stockholders’
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	(deficit)
	shares	value	shares	value	shares	value	capital	(loss) income	deficit	equity

Balance at December 31, 2006	380,000	4	40,277,805	4	24,503,500	2	522,397	7,755	(207,168)	322,994

Conversion of Class B common stock to Class A common stock	—	—	500,000	—	(500,000)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,633	—	—	1,633
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,668)	(9,668)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	981	981
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	(11,337)	—	(11,337)

Comprehensive loss										(10,356)

Balance at December 31, 2007	380,000	4	40,777,805	4	24,003,500	2	524,030	(3,582)	(215,855)	304,603

Conversion of Class B common stock to Class A common stock	—	—	600,000	—	(600,000)	—	—	—	—	—

Issuance of Class A common stock from vesting of restricted stock	—	—	67,417	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	692	—	—	692
Series B preferred stock dividends									(9,722)	(9,722)

Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	(328,723)	(328,723)
Amounts reclassified to earnings during the period								(542)		(542)
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	(4,063)		(4,063)

Comprehensive loss										(333,328)

Balance at December 31, 2008	380,000	$4	41,445,222	$4	23,403,500	$2	524,722	(8,187)	(554,300)	(37,755)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(328,723)	981
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on the sale of assets	(13)	49
Impairment of FCC broadcasting licenses	418,891	—
Stock-based compensation	692	1,633
Depreciation and amortization	6,261	4,742
Net barter income	(113)	(299)
Provision for trade doubtful accounts	1,191	1,478
Unearned revenue	(3,558)	(1,785)
Change in fair value of derivative instrument, net of amortization	4,354	—
Amortization of deferred financing costs	1,157	1,111
Amortization of non-interest bearing promissory note payable	1,260	1,303
Deferred income taxes	(102,066)	16,465
Accretion of the time-value of money component related to unearned revenue	133	241
Amortization of deferred commitment fee	(300)	(75)
Amortization of other liabilities	(66)	(33)

Changes in operating assets and liabilities:
Trade receivables	6,713	(4,954)
Prepaid expenses and other current assets	89	(1,097)
Other assets	(913)	(1,554)
Accounts payable and accrued expenses	(3,404)	(15)
Accrued interest	275	(183)
Unearned revenue	129	—
Other liabilities	—	116

Net cash provided by operations	1,989	18,124

Cash flows from investing activities:
Purchases of property and equipment	(10,058)	(6,186)
Acquisition of a building and its related building improvements	(6,039)	(4,328)
Proceeds from an insurance recovery	119	15

Net cash used in investing activities	(15,978)	(10,499)

Cash flows from financing activities:
Payment of non-interest bearing promissory note payable	(18,350)	—
Payment of senior credit facility term loan 2012	(3,250)	(3,250)
Proceeds from senior credit facility revolver due 2010	15,000	—
Payment of Series B preferred stock cash dividends	(7,251)	(9,668)
Payments of other long-term debt	(430)	(400)

Net cash used in financing activities	(14,281)	(13,318)

Net decrease in cash and cash equivalents	(28,270)	(5,693)

Cash and cash equivalents at beginning of year	61,122	66,815

Cash and cash equivalents at end of year	$32,852	61,122

Supplemental cash flows information:
Interest paid	$19,778	20,063
Income tax refund, net	(57)	—

Noncash investing and financing activities:
Unrealized (loss) gain on derivative instruments	$(4,063)	(11,337)

Ten-year promissory note issued for the acquisition of a building	—	7,650

Issuance of preferred stock as payment of preferred stock dividend	2,417	—

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(1)	Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries (the Company, we, us, our or SBS) owns and/or operates 21 radio stations in the Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco markets. In addition, we own and operate two television stations, serving the South Florida market, which operate as one television operation, branded as “MegaTV.” We also have various MegaTV broadcasting outlets under affiliation or programming agreements. As part of our operating business, we operate LaMusica.com, Mega.TV, and our radio station websites, which are bilingual Spanish-English websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the U.S., including Puerto Rico.

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

We recognize broadcasting revenue as advertisements are aired on our stations, subject to meeting certain conditions, such as persuasive evidence that an agreement exists, a fixed or determinable price and reasonable assurance of collection. Our revenue is presented net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency, and then the agency remits gross billings less their commission to us when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as customer advances, which are included in accounts payable and accrued expenses.

(c)	Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2008 and 2007, we incurred bad debt expense of $1.2 million and $1.5 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(d)	Property and Equipment

Property and equipment, including capital leases, are stated at historical cost, less accumulated depreciation and amortization. We depreciate the cost of our property and equipment using the straight-line method over the respective estimated useful lives (see note 5). Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

Maintenance and repairs are charged to expense as incurred; improvements are capitalized. When items are retired or are otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are credited or charged to income from operations.

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

(f)	FCC Broadcasting Licenses

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we do not amortize our FCC licenses. We test our indefinite-lived intangible assets for impairment at least annually. Our valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC licenses are acquired and operated by a third party. This income approach incorporates variables such as types of signals, media competition, audience share, market advertising revenues, market revenue projections, anticipated operating profit margins and risk adjusted discount rates. In the preparation of the FCC license appraisals, we make estimates and assumptions that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results and could have a material impact on our financial statement in the future.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
Since the adoption of SFAS No. 142, we generally tested for impairment on our FCC license intangible assets at the individual license level. Also, we applied the guidance in EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite Lived Intangible Assets (EITF 02-07), to certain of our FCC license intangible assets if their signals were simulcasting and were operating as one revenue producing asset. As of December 31, 2008, we modified the application of EITF 02-07 from a simulcast station level to a market cluster level. We believed that the facts below, in addition to the factors described in the EITF 02-07 discussion, cause us to review our application of EITF 02-07.

By not acquiring or disposing of any radio FCC licenses in the last two fiscal years, it has allowed our radio segment to mature and has permitted us to consolidate our operations in each market and streamline processes to ultimately reach increased economies of scale. Factors which influenced us to reach greater economies of scale were the current radio technologies available, the current economic conditions and the continued revenue declines in the radio broadcasting industry. These factors, in addition to the factors described in the EITF 02-07 discussion, caused us to review our application of EITF 02-07.

Since we modified our application of EITF 02-07 as of December 31, 2008 (i.e. change of unit of accounting), we performed the impairment testing both at the individual license level and the market cluster level as required under EITF 02-07. Please see note 3 for details of testing and impairment results.

(g)	Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. SFAS No. 142 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under SFAS No. 142; Radio and Television. We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics, including consideration of the requirements in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as required by SFAS No. 142. Our evaluation included consideration of factors such as regulatory environment, business model, gross margins, nature of services and process for delivering these services. In addition, we considered the guidance in D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

During our quarters ended June 30, 2008 and December 31, 2008, we performed an interim and annual impairment review of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, as a result of the impairment of FCC licensees in our second fiscal quarter of 2008, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we have not performed a step-two impairment test. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: our recent NASDAQ delisting notice; limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and CEO.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(h)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable tower leases acquired. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Estimated amortization expense for the five years subsequent to December 31, 2008 are as follows (in thousands):

Fiscal year ending December 31:
2009	$36
2010	36
2011	36
2012	36
2013	36
(i)	Deferred Financing Costs

Deferred financing costs relate to the refinancing of our debt in June 2005 (see note 7). Deferred financing costs are being amortized to interest expense using the effective interest method.

(j)	Barter Transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $9.2 million and $8.1 million for the fiscal years ended December 31, 2008 and 2007, respectively. Barter expense amounted to $9.1 million and $7.8 million for the fiscal years ended December 31, 2008 and 2007, respectively.

Unearned revenue consists of the excess of the aggregate fair value of goods or services received by us, over the aggregate fair value of advertising time delivered by us on certain barter customers.

(k)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market accounts and certificates of deposit at various commercial banks. All cash equivalents have original maturities of 90 days or less.

(l)	Income Taxes

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively. The adoption of FIN 48 did not have any effect on our financial statements on the adoption date (see note 13).

(m)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $4.6 million and $8.1 million in fiscal years ended December 31, 2008 and 2007, respectively.

(n)	Contingent Liabilities

We account for contingencies in accordance with SFAS No. 5, Accounting for Contingencies, which requires that an estimated loss from a loss contingency shall be accrued when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.

(o)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires Management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions, include the useful lives of fixed assets; allowance for doubtful accounts; the valuation of derivatives; deferred tax assets; fixed assets, and stock-based compensation. These estimates and assumptions are based on Management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which Management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in advertising spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.

(p)	Concentration of Business and Credit Risks

Financial instruments that potentially subject us to concentrations of risk include primarily cash, and trade receivables and financial instruments used in hedging activities (see notes 2(w) and 4). We place our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 70% of net revenue for the fiscal years ended December 31, 2008 and 2007. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(q)	Basic and Diluted Net (Loss) Income per Common Share

Basic net (loss) income per common share was computed by dividing net (loss) income applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net (loss) income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the fiscal years ended December 31, 2008 and 2007, since their effect would be anti-dilutive. If included, common stock equivalents for the fiscal years ended December 31, 2008 and 2007 would have amounted to 8 and 0, respectively. The following table summarizes the net (loss) income applicable to common stockholders and the net (loss) income per common share for the fiscal years ended December 31, 2008 and 2007 (in thousands, except per share data):

	2008	2007
(Loss) income	$(328,723)	981
Less dividends on preferred stock	(9,722)	(9,668)

Net loss applicable to common stockholders	$(338,445)	(8,687)

Basic and diluted net loss per common share:	$(4.67)	(0.12)

Weighted average common shares outstanding:
Basic and diluted	72,419	72,381

(r)	Fair Value Disclosures

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, as well as accounts payable, and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
The estimated fair value of our financial instrument is as follows (in millions):

	December 31,
	2008		2007
	Gross		Gross
	carrying		carrying
	amount	Fair value	amount	Fair value
Senior credit facility term loan	$312.8	87.6	316.1	291.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock	$92.3	23.1	89.9	89.9
The fair value estimates of the financial instrument were based upon market quotes from a major financial institution taking into consideration current rates and the most recent market activity.

Fair Value of Derivative Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. We adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not impact our consolidated financial position and results of operations. In accordance with SFAS No. 157, the following table represents our liabilities that are measured at fair value on a recurring basis at December 31, 2008 and the level within the fair value hierarchy in which the fair value measurements are included (in millions).

Fair value measurements at
December 31, 2008
Using significant other
Description	observable inputs (Level 2)
Derivatives — Liabilities	$12,541
In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have elected the deferral option permitted by FSP No. 157-2 for our non-financial assets and liabilities initially measured at fair value in prior business combinations including intangible assets and goodwill. On October 10, 2008, the FASB issued Staff Position FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, and includes an example illustrating the key principles for determining fair value in a market that is not active.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(s)	Share-based Compensation Expense

We account for our share-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). Accordingly, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the fiscal years ended December 31, 2008 and 2007 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

(t)	Leasing (Operating Leases)

We recognize rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight line basis over the applicable lease term. We consider lease renewals in the useful life of related leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under noncancelable operating leases (see note 12). From time to time, we receive capital improvement funding from our lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

(u)	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. We have two reportable segments: radio and television (see note 18).

(v)	Other, Net

In the fiscal years ended December 31, 2008 and 2007, the amount in other, net in our statement of operations was primarily related to the write-off of the unused portion of unearned revenue that expired on October 24, 2008, March 1, 2008 and March 1, 2007, respectively. This unearned revenue relates to the MEGA TV acquisition advertising agreement that provided the seller with the opportunity to use a total of $6.0 million of advertising.

(w)	Derivative Instrument

We only enter into derivative contracts to hedge against the potential impact of increases in interest rates on our debt instruments. We only enter into derivative contracts that we intend to designate as a hedge of the variability of cash flows to be paid related to a recognized asset or liability (cash flow hedge).

By using derivative financial instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. We attempt to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

For all hedging relationships, we formally document the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

We are accounting for our interest rate swaps as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires us to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these instruments are deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). The deferred gains or losses on these transactions are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of the derivative contracts does not offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles. For cash flow hedges in which hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective cash flow hedge, we continue to carry the derivative instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings.

(x)	Comprehensive (Loss) Income

Our comprehensive (loss) income consists of net (loss) income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our other comprehensive (loss) income consists of net (loss) income and gains and losses on derivative instruments that qualify for cash flow hedge treatment.

(y)	Capitalized Interest

Our policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. A reconciliation of total interest cost to “Interest Expense” as reported in the consolidated statements of operations for the fiscal years 2008 and 2007, is as follows (in thousands):

	2008	2007
Interest cost capitalized	$199	475
Interest cost charged to income	22,910	22,170

Total interest expense	$23,109	22,645

(3)	Impairment of FCC Broadcasting Licenses and Restructuring Costs

Impairment of FCC Broadcasting Licenses

We generally perform our annual impairment test of our indefinite-lived intangibles during the fourth quarter of the fiscal year but, given the deteriorating economic conditions throughout the year and continued revenue declines in the broadcasting industry, we also performed an interim impairment test as of June 30, 2008, in connection with the close of our quarter-ended June 30, 2008.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
As a result of the interim impairment test, we determined that there was an impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $396.3 million that reduced the carrying values of our FCC broadcasting licenses for certain individual stations in our Los Angeles, San Francisco, Puerto Rico, Miami and New York markets. The tax impact of the impairment loss was an approximate $108.9 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.

During the annual impairment test, we determined that there was an additional impairment of our FCC broadcasting licenses due to the decrease in the demand for advertising and the continued deterioration of the economy. We recorded a non-cash impairment loss of approximately $22.4 million that reduced the carrying values of our FCC broadcasting licenses for certain individual stations in all of our markets. The tax impact of the impairment loss was an approximate $5.0 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.

The impairment loss was due to changes in estimates and assumptions which were primarily (a) decreased advertising revenue growth projections in our respective markets, and (b) increased risk adjusted discount rates used in fair value determinations. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used.

Restructuring Costs
As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $2.5 million in 2008 related to the termination of various programming contracts and personnel. In addition, we are reviewing other cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its anticipated impact on our operations.

(4)	Derivatives and Hedging Activities

At December 31, 2008, derivative financial instruments are comprised of the following (in thousands):

		Fixed
	Notional	interest	Expiration	Fair
Agreement	amount	rate	date	value
Interest rate swap	$312,813	5.98%	June 30, 2010	$11,653
Interest rate swap	7,064	6.31%	January 4, 2017	888

	$319,877			$12,541

On June 29, 2005, we entered into a five-year interest rate swap agreement for the original notional principal amount of $324.2 million whereby we will pay a fixed interest rate of 5.98% as compared to interest at a floating rate equal to three-month LIBOR plus 175 basis points. The interest rate swap amortization schedule is identical to the First Lien Credit Facility amortization schedule during June 30, 2005 to June 30, 2010, which has an effective date of June 29, 2005, quarterly notional reductions and an expiration date of June 30, 2010 (see note 7).

In September and October 2008, the counterparty to this interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge no longer qualifies for hedge accounting. Therefore, the change in fair value from September 15, 2008, the last time this hedge was determined to be effective, to December 31, 2008, was $3.8 million which was recorded in earnings as a “Change in fair value of derivative instrument”.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the fiscal year December 31, 2008, $0.5 million was reclassified and recorded as interest expense. During the fiscal year December 31, 2009, we estimated that $5.4 million will be reclassified and recorded as interest expense.

On January 4, 2007, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby we will pay a fixed interest rate of 6.31% as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017 (see note 9).

(5)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2008 and 2007 (in thousands):

			Estimated
	2008	2007	useful lives
Land	$7,306	7,466	—
Building and building improvements	35,706	29,454	7–20 years
Tower and antenna systems	5,026	4,847	10 years
Studio and technical equipment	20,068	13,590	5–10 years
Furniture and fixtures	5,492	4,467	5–7 years
Transmitter equipment	6,919	6,571	10 years
Leasehold improvements	6,335	6,708	1–20 years
Computer equipment and software	6,647	6,374	3–5 years
Other	2,479	2,450	3–5 years

	95,978	81,927

Less accumulated depreciation and amortization	(43,567)	(38,188)

	$52,411	43,739

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Accounts payable — trade	$1,732	2,125
Accrued compensation and commissions	6,218	8,431
Accrued professional fees	1,742	1,230
Accrued step-up leases	1,445	1,315
Accrued income taxes	1,994	1,744
Other accrued expenses	2,297	4,795

	$15,428	19,640

(7)	Senior Secured Credit Facilities
Senior secured credit facilities consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Revolving credit facility of $25.0 million, due 2010	$15,000	—
Term loan payable due in quarterly principal repayments of 0.25% of the original outstanding amount of $325.0 million including variable interest based on LIBOR plus 175 basis points, with outstanding balance due in 2012	312,813	316,063

	327,813	316,063

Less current portion	(3,250)	(3,250)

	$324,563	312,813

The maturities of our senior credit facilities are as follows at December 31, 2008 (in thousands):

Fiscal year ending December 31:
2009	$3,250
2010	18,250
2011	3,250
2012	303,063

$327,813

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
On June 10, 2005, we entered into a first lien credit agreement with Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent (Merrill Lynch), Wachovia Bank, National Association, as documentation agent (Wachovia), Lehman Commercial Paper Inc., as administrative agent (Lehman), and certain other lenders (the First Lien Credit Facility). The First Lien Credit Facility consists of a term loan in the amount of $325.0 million, payable in twenty-eight consecutive quarterly installments commencing on June 30, 2005, and continuing on the last day of each of December, March, June and September of each year thereafter, through, and including, March 31, 2012. The amount of the quarterly installment due on each such payment date is equal to 0.25% of the original principal balance of the term loan funded on June 10, 2005, which is approximately $0.8 million. The term loan is due and payable on June 10, 2012. The First Lien Credit Facility also includes a revolving credit facility in an aggregate principal amount of $25.0 million. The initial scheduled maturity of the revolving credit line is June 10, 2010.

On October 3, 2008, we requested to draw down $25.0 million from our $25.0 million revolving credit facility. On October 8, 2008, we only received an aggregate of $15.0 million of the $25.0 million revolver, as a result of Lehman’s failure to fund its $10.0 million portion of the facility due to its bankruptcy filing. We are exploring options to replace Lehman’s commitment within the revolver, but we cannot guarantee that we will be able to obtain such replacement from others.

Interest and Fees

The interest rates per annum applicable to loans under the First Lien Credit Facility are, at our option, the Base Rate or Eurodollar Base Rate (as defined in the respective credit agreement) plus, in each case, an applicable margin. The applicable margin under our First Lien Credit Facility is either (i) 1.75% per annum for Eurodollar loans or (ii) 0.75% per annum for Base Rate loans. The Base Rate is a fluctuating interest rate equal to the greater of (1) the Prime Rate in effect on such day and (2) the Federal Funds Effective Rate in effect on such day plus one-half of 1%. On June 29, 2005, we entered into a five-year interest rate swap agreement to hedge against the potential impact of increases in interest rates on our First Lien Credit Facility. The interest rate swap fixed our LIBOR interest rate for five years, whereby we will pay a fixed interest rate of 5.98% as compared to interest at a floating rate equal to three-month LIBOR plus 175 basis points (see note 4).

The applicable margin of the revolving credit facility is either (i) 2.00% per annum for Eurodollar loans or (ii) 1.00% per annum for Base Rate loans. In addition, we are required to pay the lenders under the revolving credit facility under the First Lien Credit Facility a commitment fee with respect to any unused commitments thereunder, at a per annum rate of 0.50%.

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
December 31, 2008 and 2007
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

(8)	Non-Interest Bearing Promissory Note, Net

Mega Media partially financed the acquisition of certain assets used in, or related to, the operation of MegaTV by entering into a 34-month secured non-interest bearing promissory note due 2009, in the principal amount of $18.5 million, to and made in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC. The promissory note was guaranteed by us and secured by the assets acquired in the transaction as discussed in note 3. We discounted the promissory note using an effective interest rate of approximately 8.25%, which had a present value at closing of approximately $14.8 million. The discount was being amortized over the life of the promissory note using the effective interest method.

On October 24, 2008, we entered into a letter agreement with BC Media Funding Company II, LLC, as agent for Media Funding Company, LLC, successors in interest to the rights of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC, for the early extinguishment of the $18.5 million non-interest bearing promissory note that was due January 2, 2009.

Pursuant to the letter agreement, we received a discount of $0.1 million and only paid $18.4 million (the Payoff Amount) in full satisfaction due under the non-interest bearing promissory note. We used cash on hand and $15.0 million of proceeds drawn down from our revolving credit facility to satisfy the Payoff Amount.

In addition, on October 24, 2008, we were released from all obligations and liabilities, security interests, pledges, liens, mortgages, assignments or other interests granted by us and our subsidiaries pursuant to the security agreement, the pledge agreement, the non-interest bearing promissory note and any and all documentation related to the loan documents.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(9)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	$7,064	7,370
Obligation under capital lease with related party payable in monthly installments of $9, including interest at 6.25%, commencing June 1992. See notes 12 and 15	321	406
Various obligations under capital leases	105	144

	7,490	7,920

Less current portion	(438)	(430)

	$7,052	7,490

The scheduled maturities of other long-term debt are as follows at December 31, 2008 (in thousands):

Fiscal year ending December 31:
2009	$438
2010	447
2011	426
2012	339
2013	306
Thereafter	5,534

$7,490

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the Purchase Agreement). The real property consists of 5.47 acres (234,208 square feet of land and approximately 62,000 square feet of office space (the Property)). The Property was acquired from 7007 Palmetto Investments, LLC (the Seller), an unrelated third party, for a total purchase price of approximately $8.9 million, excluding closing costs and broker’s fees. We funded the purchase price and the significant construction costs incurred to retrofit the building to be used as a broadcasting facility, using cash on hand and borrowings. We consolidated our Miami radio and television operations at the new broadcasting facility.

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
December 31, 2008 and 2007
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

(10)	10 3/4% Series A and B Cumulative Exchangeable Redeemable Preferred Stock

On October 30, 2003, we partially financed the purchase of radio station KXOL-FM with proceeds from the sale, through a private placement, of 75,000 shares of our 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $0.01 per share, with a liquidation preference of $1,000 per share (the Series A Preferred Stock), without a specified maturity date. The gross proceeds from the issuance of the Series A Preferred Stock amounted to $75.0 million.

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

We have the option on or after October 15, 2008, to redeem all or some of the registered Series B Preferred Stock for cash on or after October 15, 2008 at 105.375%, October 15, 2009 at 103.583%, October 15, 2010 at 101.792 and October 15, 2011 and thereafter at 100%, plus accumulated and unpaid dividends to the redemption date. On October 15, 2013, each holder of Series B Preferred Stock will have the right to require us to redeem all or a portion of such holder’s Series B Preferred Stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends.

Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we had the option to pay these dividends in either cash or additional shares of Series B preferred stock. After October 15, 2008, we are required to pay the dividends on our Series B preferred stock in cash. Our ability to make the dividend payments described above will depend upon our future operating performance and on economic, financial, regulatory and other factors, many of which may be beyond our control.

During the fiscal years ended December 31, 2008, 2005, 2004 and 2003, we increased the carrying amount of the Series B Preferred Stock by approximately $2.4 million, $5.0 million, $8.5 million, and $1.4 million, respectively, for stock dividends, which were accreted using the effective interest method. In addition, for the fiscal years ended December 31, 2008 and 2007, we paid cash dividends of approximately $7.3 million and $9.7 million and as of December 31, 2008 and 2007, we had accrued dividends of approximately $2.1 million and $2.0 million, which were paid in cash in January 2009 and 2008, respectively.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(11)	Stockholders’ Equity
(a)	Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (Infinity SF) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (SBS Bay Area), we issued to CBS Radio (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the Series C preferred stock), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock, $0.0001 par value per share (the Class A common stock); and (ii) a warrant to purchase an additional 190,000 shares of Series C preferred stock, which was exercisable until December 23, 2008, at an exercise price of $300.00 per share (the Warrant). On December 23, 2008, the Warrant expired.

Under the terms of the certificate of designation governing the Series C preferred stock, the holder of the Series C preferred stock has the right to convert each share into twenty fully paid and non-assessable shares of our Class A common stock. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment.

In connection with the closing of the merger transaction, we also entered into a registration rights agreement with CBS Radio, pursuant to which, CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, $0.0001 par value per share (the Class B common stock), and each other class or series of our capital stock, if created, after December 23, 2004.

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(c)	Share-Based Compensation Plans

2006 Omnibus Equity Compensation Plan

In July 2006, we adopted an omnibus equity compensation plan (the Omnibus Plan) in which grants can be made to participants in any of the following forms: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 3,500,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock that may be granted, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Class A common stock with respect to grants of stock units, stock awards and other stock-based awards that may be granted to any individual during a calendar year is also 1,000,000 shares, subject to adjustments.

1999 Stock Option Plans

In September 1999, we adopted an employee incentive stock option plan (the 1999 ISO Plan) and a non-employee director stock option plan (the 1999 NQ Plan, and together with the 1999 ISO Plan, the 1999 Stock Option Plans). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expires 10 years from the date of grant.

Accounting for Share-Based Plans under SFAS No. 123(R), Share-Based Payment

We account for our share-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). Accordingly, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the fiscal years ended December 31, 2008 and 2007 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the fiscal years ended December 31, 2008 and 2007, stock-based compensation totaled $0.7 million and $1.6 million, respectively.

As of December 31, 2008, there was $0.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted average period of approximately 1 1/2 years.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the fiscal years ended December 31, 2008 and 2007, no stock options were exercised; therefore, no cash payments were received. In addition, during the fiscal years ended December 31, 2008 and 2007, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted to employees during the fiscal years ended December 31, 2008 and 2007 were $0.21 and $1.66, respectively. The following weighted average assumptions were used for each respective period:

	2008	2007
Expected term	7 years	7 years
Dividends to common stockholders	None	None
Risk-free interest rate	3.27%	4.25%
Expected volatility	59%	59%
Our computation of expected volatility for the fiscal years ended December 31, 2008 and 2007 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2008 and 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
A summary of the status of our stock options, as of December 31, 2008 and 2007, and changes during the fiscal years ended December 31, 2008 and 2007, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at December 31, 2006	3,029	11.33
Granted	175	2.60
Exercised	—	—
Forfeited	(141)	10.55

Outstanding at December 31, 2007	3,063	10.86

Granted	225	0.34
Exercised	—
Forfeited	(541)	10.01

Outstanding at December 31, 2008	2,747	$10.17	$—	4.4

Excercisable at December 31, 2008	2,590	$10.63	$—	4.1
During the fiscal years 2008 and 2007, no stock options were exercised.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2008 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	average		Weighted
			average	remaining		average
	Vested	Unvested	exercise	contractual	Options	exercise
Range of exercise prices	options	options	price	life (years)	exercisable	price
$0.20—4.99	470	130	$2.49	7.8	470	$2.84
5.00—9.99	1,222	17	8.20	4.5	1,222	8.21
10.00—14.99	193	10	10.77	5.6	193	10.77
15.00—20.00	705	—	20.00	0.8	705	20.00

	2,590	157	10.17	4.4	2,590	$10.63

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service to SBS. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
A summary of the status of our nonvested shares, as of December 31, 2008 and 2007, and changes during the fiscal years ended December 31, 2008 and 2007, is presented below (in thousands, except per share data):

		Weighted
		average
		grant-date	Aggregate
		fair value	intrinsic
	Shares	(per share)	value
Nonvested at December 31, 2006	—	$—
Awarded	77	4.19
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	77	$4.19
Awarded	215	0.92
Vested	(67)	1.87
Forfeited	—	—

Nonvested at December 31, 2008	225	$1.75	$9.2

(12)	Commitments
(a)	Leases

We have a building under a capital lease agreement, which is partially owned by our Chief Executive Officer, expiring in June 2012. Also, we have furniture & fixtures under various capital leases that expire at various dates through 2011. The amounts capitalized under these lease agreements and included in property and equipment at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Building under capital lease	$1,230	1,230
Various furniture and fixtures under capital leases	178	178

	1,408	1,408
Less accumulated depreciation	(1,103)	(1,001)

	$305	407

We lease office space and facilities and certain equipment under operating leases, some of which are with related parties (see note 15), that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
At December 31, 2008, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	lease	lease
Fiscal year ending December 31:
2009	$209	4,280
2010	209	4,204
2011	169	4,143
2012	53	4,184
2013	—	4,021
Thereafter	—	11,276

Total minimum lease payments	640	$32,108

Less executory costs	(164)

	476

Less interest	(49)

Present value of minimum lease payments	$427

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.

Total rent expense for the fiscal years ended December 31, 2008 and 2007 amounted to $6.7 million and $7.6 million, respectively.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2016. The future minimum rental income to be received under these agreements as of December 31, 2008 is as follows (in thousands):

Fiscal year ending December 31:
2009	$374
2010	481
2011	382
2012	341
2013	349
Thereafter	1,102

$3,029

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(b)	Employment and Service Agreements

At December 31, 2008, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2013. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December 31:
2009	$13,069
2010	8,390
2011	4,485
2012	3,164
2013	126
Thereafter	—

$29,234

Included in the future payments schedule is our Chief Executive Officer’s (CEO) employment agreement expiring on December 31, 2009. Our CEO’s annual base salary is $1.25 million, and he is eligible to receive a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any fiscal year, including acquired stations on a pro forma basis.

Under the terms of the agreement, the board of directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus. For the fiscal year ended December 31, 2007, our CEO was awarded a cash bonus totaling $0.7 million, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2007.

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(d)	Other Commitments

At December 31, 2008, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others. Future payments under such commitments are as follows (in thousands):

Fiscal year ending December 31:
2009	$7,911
2010	6,855
2011	6,498
2012	6,870
2013	672
Thereafter	—

$28,806

(13)	Income Taxes

Total income taxes for the years ended December 31, 2008 and 2007 were allocated as follows (in thousands):

	2008	2007
(Loss) income from continuing operations	$(101,486)	16,661
Stockholders’ equity, for stock-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	—	—
Stockholders’ equity, for net unrealized gain (loss) on derivative instruments	—	—
Stockholders’ equity, for adoption of FIN 48	—	—

	$(101,486)	16,661

For the years ended December 31, 2008 and 2007, (loss) income from continuing operations before taxes consists of the following (in thousands):

	2008	2007
U.S. operations	$(380,181)	23,332
Foreign operations	(50,028)	(5,690)

	$(430,209)	17,642

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
The components of the provision for income tax expense included in the consolidated statements of operations are as follows for the fiscal years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Current:
Federal	$—	(10)
State	13	30
Foreign	567	175

	580	195

Deferred:
Federal	(77,676)	14,160
State	(13,784)	2,306
Foreign	(10,606)	—

	(102,066)	16,466

Total income tax (benefit) expense	$(101,486)	16,661

For fiscal year ended December 31, 2008 and 2007, no net operating loss carry-forwards were utilized.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Federal and state net operating loss carryforwards	$74,296	56,479
Foreign net operating loss carryforwards	13,902	13,389
FCC licenses	52,651	—
Allowance for doubtful accounts	1,180	2,056
Unearned revenue	224	230
AMT credit	1,186	1,186
Derivatives and hedging instruments	5,121	1,470
Fixed assets	39	—
Other	3,714	2,678

	152,313	77,488

Less valuation allowance	(151,127)	(75,693)

Deferred tax asset	1,186	1,795

Deferred tax liabilities:
Fixed assets	—	350
Amortization of FCC licenses	69,268	171,334
Interest accretion and other	—	259

Deferred tax liability	69,268	171,943

Net deferred tax liability	$68,082	170,148

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal years ended December 31, 2008 and 2007, as a result of the following:

	2008	2007
Computed “expected” tax expense (benefit)	(35.0)%	35.0%
State income taxes, net of federal benefit	(5.3)	8.2
Foreign taxes	(0.3)	(0.3)
Current year change in valuation allowance	17.1	49.8
Nondeductible expenses	0.1	2.9
Change in effective rate	(0.1)	(3.0)
Other	(0.1)	1.8

	(23.6)%	94.4%

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
The valuation allowance for deferred tax assets increased by $75.4 million during the fiscal year ended December 31, 2008 and increased by $13.4 million during the fiscal year ended December 31, 2007. As a result of adopting SFAS No. 142 on December 31, 2001, amortization of intangible assets ceased for financial statement purposes. However, the impairment of FCC broadcasting licenses during 2008 resulted in the reversal of a significant portion of the company’s deferred tax liabilities relating to those intangible assets. (See Note 3)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

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

At December 31, 2008, we have federal and state net operating loss carry-forwards of approximately $181 million and $155.9 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2009 through 2028.

In addition, at December 31, 2008, we have foreign net operating loss carry-forwards of approximately $35.6 million available to offset future taxable income expiring from the years 2009 through 2015.

The U.S. Federal jurisdiction, Florida, New York, California, Illinois and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state, and local tax authorities are 2005 through 2008. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2003 through 2008. We believe that our tax positions in Puerto Rico comply with applicable tax laws.

We have adopted the provisions of FIN 48 on January 1, 2007. No liability for unrecognized tax benefits was recorded as a result of implementing the Interpretation. For the years ended December 31, 2008 and 2007, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2003 through December 31, 2008; the tax years which remain subject to examination by tax jurisdictions as of December 31, 2008.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
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

On March 7, 2006, we entered into a third amendment to the Lease providing for the expansion of our office space at our corporate headquarters. We previously entered into a second amendment to the Lease, effective as of December 1, 2004, which extended the term of the Lease to April 30, 2015 and further expanded the office space leased. The additional office space is used for the operation of our Miami sales offices and corporate offices. We currently pay a monthly rent of approximately $0.2 million for all the space leased under the Lease.

We also have a building under a capital lease agreement, which is partially owned by our Chief Executive Officer (see note 12(a)). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc., a company owned by our late Chairman Emeritus. Pursuant to the local marketing agreement, we are permitted to broadcast our Mexican Regional programming on radio station 106.3 FM (the LMA Station). We are required to pay the operating costs of the LMA Station and in exchange we retain all revenues from the sale of the advertising within the programming we provide. Under the terms of the local marketing agreement, we have the right of first negotiation and the right of first refusal to match a competing offer. However, after the first anniversary of the effective date, if we do not agree to match the terms of the competing offer within the ten (10) business day period or fail to notify South Broadcasting of our intent to match the competing offer, then South Broadcasting has the right to accept such offer, provided South Broadcasting pays us the early termination fee equal to the lesser of 5% of the aggregate purchase price of the LMA Station or $1.0 million. The local marketing agreement terminated on its terms on December 31, 2008, which we continue to operate on a month to month basis. The Company is evaluating the renewal of the agreement.

During the fiscal year ended December 31, 2007, one of our members of the board of directors was special counsel to a law firm that provides legal services to us, for which we paid the law firm approximately $3.1 million. We had an outstanding liability included in accounts payable and accrued expenses to the law firm for approximately $0.6 million as of December 31, 2007. In addition, effective January 1, 2008, pursuant to a consulting agreement dated January 31, 2008, the retired partner served as our business consultant. The term of the agreement was for one year and was not renewed. Under the terms of that agreement, he was paid a retainer of $0.3 million for advising us with respect to various business matters.

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

On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the Southern District of New York) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the IPO). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our IPO, two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director, referred to collectively as the individual defendants. The complaint was never served upon the individual defendants.

This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriters allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the Southern District of New York. The issuer defendants in the consolidated cases (collectively, the Issuer Defendants) filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants and issues common among all underwriter defendants (collectively, the Underwriter Defendants) in the consolidated cases. As a result of these motions, the Individual Defendants were dismissed from one of the claims against them, specifically the Section 10b-5 claim. On September 21, 2007, Kaye Scholer LLP, on behalf of the individual defendants, executed a tolling agreement with plaintiffs providing for the dismissal without prejudice of all claims against the individual defendants upon the provision to plaintiffs of documentation showing that SBS has entity coverage for the period in question. Documentation of such coverage was subsequently provided to plaintiffs on December 19, 2007.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
On August 31, 2005, the Southern District of New York issued an order of preliminary approval of a settlement proposal among the investors in the plaintiff class, the issuer defendants (including us) and the issuer defendants’ insurance carriers (the Issuers Settlement). The principal components of the Issuers Settlement were: 1) a release of all claims against the issuer defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; 2) the assignment to the plaintiffs of certain of the issuer defendants’ potential claims against the Underwriters; and 3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs from the Underwriter Defendants. The payments were to be charged to each issuer defendant’s insurance policy on a pro rata basis.

On October 13, 2004, the Southern District of New York granted plaintiffs’ motion for class certification in six “focus cases” out of the more than 300 consolidated class actions, but on December 5, 2006, the United States Court of Appeals for the Second Circuit (the Second Circuit) reversed the order, holding that plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On June 25, 2007, in light of the Second Circuit’s reversal of the class certification order and its subsequent denial of plaintiffs’ petition for a rehearing or rehearing en banc, the Southern District of New York entered a stipulation between plaintiffs and the Issuer Defendants, terminating the proposed Issuers Settlement which the Southern District of New York had preliminarily approved on August 31, 2005.

On September 27, 2007, plaintiffs filed a renewed motion for class certification with respect to the six focus cases, based on newly proposed class definitions. On October 10, 2008, at plaintiffs’ request, the Southern District of New York ordered the withdrawal without prejudice of plaintiffs’ renewed motion, which had been fully briefed and was sub judice.

On August 14, 2007, plaintiffs filed amended complaints in the six “focus cases” and amended master allegations in the consolidated actions. On November 13, 2007, the Underwriter Defendants and Issuer Defendants moved to dismiss the amended complaints in the six “focus cases.” On March 26, 2008, the Southern District of New York granted in part the motion as to a subset of plaintiffs’ Section 11 claims, but denied the motion as to plaintiffs’ other claims. We are not named in any of the six “focus cases.”

On January 7, 2008, the Underwriter Defendants filed a motion (in which the issuer defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against us, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion.

On May 13, 2008, the Southern District of New York issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the action against us. The order also requires plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, Defendants may seek clarification of the Southern District of New York’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including our action, as well as the status of the Section 11-related class allegations. Based on the current developments, we believe that it is unlikely that this litigation will result in any material liability to us that would not be covered by our existing insurance.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(17)	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (SFAS No. 141R) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (SFAS No. 160). SFAS No. 141R and SFAS No. 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both SFAS No. 141R and SFAS No. 160 are effective for periods beginning on or after December 15, 2008 or fiscal year 2009 for us. SFAS No. 141R will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 141R and SFAS No. 160 on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. SFAS No. 161 expands the current disclosure framework in SFAS No. 133 and is effective prospectively for periods beginning on or after November 15, 2008 or fiscal year 2009 for us.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(18)	Segment Data

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

	Fiscal Years Ended
	2008	2007
Net revenue:
Radio	$145,421	169,573
Television	18,296	10,179

Consolidated	$163,717	179,752

Engineering and programming expenses:
Radio	$37,744	35,896
Television	23,268	14,687

Consolidated	$61,012	50,583

Selling, general, and administrative:
Radio	$59,645	67,097
Television	11,075	7,601

Consolidated	$70,720	74,698

Corporate expenses	$12,806	14,967

Depreciation and amortization:
Radio	$3,213	2,897
Television	1,595	608
Corporate	1,453	1,237

Consolidated	$6,261	4,742

(Gain) loss on sale of assets, net:
Radio	$(3)	49
Television	(10)	—
Corporate	—	—

Consolidated	$(13)	49

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	$402,243	—
Television	18,710	—
Corporate	163	—

Consolidated	$421,116	—

Operating (loss) income:
Radio	$(357,421)	63,634
Television	(36,342)	(12,717)
Corporate	(14,422)	(16,204)

Consolidated	$(408,185)	34,713

Capital expenditures:
Radio	$2,779	2,080
Television	12,871	5,287
Corporate	447	3,147

Consolidated	$16,097	10,514

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

	December 31
	2008	2007
Total assets:
Radio	$422,827	862,048
Television	57,225	62,462
Corporate	9,215	11,619

Consolidated	$489,267	936,129

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Financial Statement Schedule — Valuation and Qualifying Accounts
Years ended December 31, 2008 and 2007
(In thousands, except share data)

	Balance	Charged	Charged to
	beginning	to cost	other		Balance at
Description	of year	and expense	accounts (1)	Deductions (2)	end of year
Fiscal year ended December 31, 2008:
Allowance for doubtful accounts	$3,623	1,191	—	3,139	1,675
Valuation allowance on deferred taxes	75,693	73,562	1,872	—	151,127

Fiscal year ended December 31, 2007:
Allowance for doubtful accounts	4,383	1,478	—	2,238	3,623
Valuation allowance on deferred taxes	62,247	8,790	4,656	—	75,693

(1)	Amounts charged to other comprehensive income related to derivative instruments.

(2)	Cash write-offs, net of recoveries.
See accompanying report of Independent Registered Public Accounting Firm.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
     (b) Exhibits
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit number		Exhibit description

3.1	—
Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the Company), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the 1999 Registration Statement)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the 1996 Current Report)).

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
Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the 1994 Registration Statement)).

4.5	—
First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

4.6	—
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
Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the 2001 Form S-3)).

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

10.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).

10.4*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).

10.5	—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).

10.6	—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.7	—
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
Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (Landlord) and Spanish Broadcasting System, Inc. (Tenant) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).

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
Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the 2000 Form 10-K)).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.22	—
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
Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to
9 5/8% Senior Subordinated Notes due 2009 (incorporated be reference to the Company’s 2001 Form S-3).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.35	—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.36*	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

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
Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the 2003 Form 10-K)).

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.54	—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).

10.55	—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).

10.56	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.64	—
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

10.66*	—
Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).

10.67*	—
Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the 2004 Form 10-K)).

10.68*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).

10.69*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).

10.70*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).

10.71*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).

10.72*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).

10.73*	—
Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the 5/10/04 Quarterly Report)).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.74*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).

10.75	—
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

10.77*	—
Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the 8/9/04 Quarterly Report)).

10.78*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).

10.79	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.83	—
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

10.87*	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.92	—
Second Lien Guarantee and Collateral Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc., certain of its subsidiaries and Lehman Commercial Paper Inc (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 16, 2005).

10.93	—
Intercreditor Agreement, dated as of June 10, 2005, among Spanish Broadcasting System, Inc. and Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed June 16, 2005).

10.94*	—
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

10.97*	—
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

10.103*	—
Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.104*	—
Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson-Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).

10.105*	—	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

10.106	—
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

10.114	—	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).

10.115	—	Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).

10.116*	—
Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.116 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2007 (the 2007 Annual Report)).

10.117*	—	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.118*	—
Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

10.119*	—	Incentive Stock Option Agreement dated November 8, 2007 between the Company and Cynthia Hudson (incorporated by reference to Exhibit 10.119 of the Company’s 2007 Annual Report).

10.120*	—
Amendment No. 2 to Amended and Restated Employment Agreement dated as of November 7, 2007 by and between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).

10.121*	—
Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K filed on August 8, 2008).

14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).

21.1	—	List of Subsidiaries of the Company.

23.1	—	Consent of KPMG LLP.

24.1	—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31(i).1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

99.1	—
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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2009.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2009.
Signature

/s/ Raúl Alarcón, Jr. Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)
/s/ Joseph A. García Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer, Chief Administration Officer and Secretary (principal financial and accounting officer)
/s/ Antonio S. Fernandez Antonio S. Fernandez	Director
/s/ Jose A. Villamil Jose A. Villamil	Director
/s/ Mitchell A. Yelen Mitchell A. Yelen	Director
/s/ Jason L. Shrinsky Jason L. Shrinsky	Director

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Exhibit Index

Exhibit number		Exhibit description

3.1	—
Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the Company), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the 1999 Registration Statement)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the 1996 Current Report)).

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
Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the 1994 Registration Statement)).

4.5	—
First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

4.6	—
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
Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the 2001 Form S-3)).

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

10.3*	—	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).

10.4*	—	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).

10.5	—	Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).

10.6	—	Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.7	—
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
Extension of lease of a Condominium Unit (Metropolitan Tower Condominium) between Raúl Alarcón, Jr. (Landlord) and Spanish Broadcasting System, Inc. (Tenant) (incorporated by reference to the Company’s 1998 Annual Report on Form 10-K).

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
Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000 (the 2000 Form 10-K)).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.22	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.35	—	Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.36*	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

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
Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003 (the 2003 Form 10-K)).

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.54	—	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).

10.55	—	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).

10.56	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.64	—
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

10.66*	—
Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).

10.67*	—
Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the 2004 Form 10-K)).

10.68*	—	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).

10.69*	—	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).

10.70*	—	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).

10.71*	—	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).

10.72*	—	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).

10.73*	—
Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the 5/10/04 Quarterly Report)).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.74*	—	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).

10.75	—
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

10.77*	—
Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the 8/9/04 Quarterly Report)).

10.78*	—	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).

10.79	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.83	—
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

10.87*	—
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.92	—
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

10.94*	—
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

10.97*	—
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

10.103*	—
Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.104*	—
Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson-Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).

10.105*	—	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

10.106	—
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

10.114	—	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).

10.115	—	Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).

10.116*	—
Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.116 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2007 (the 2007 Annual Report)).

10.117*	—	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.118*	—
Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

10.119*	—	Incentive Stock Option Agreement dated November 8, 2007 between the Company and Cynthia Hudson (incorporated by reference to Exhibit 10.119 of the Company’s 2007 Annual Report).

10.120*	—
Amendment No. 2 to Amended and Restated Employment Agreement dated as of November 7, 2007 by and between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).

10.121*	—
Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K filed on August 8, 2008).

14.1	—	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s 2004 Form 10-K).

21.1	—	List of Subsidiaries of the Company.

23.1	—	Consent of KPMG LLP.

24.1	—	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31(i).1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

99.1	—
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