Form 10-Q
period 2009-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2009-05-15
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 13, 2009, 41,499,222 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$33,936	32,852
Receivables, net of allowance for doubtful accounts of $1,459 in 2009 and $1,675 in 2008	21,821	27,580
Prepaid expenses and other current assets	4,777	4,426

Total current assets	60,534	64,858

Property and equipment, net of accumulated depreciation of $45,021 in 2009 and $43,567 in 2008	50,821	52,411
FCC broadcasting licenses	321,101	331,224
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $187 in 2009 and $178 in 2008	1,247	1,256
Deferred financing costs, net of accumulated amortization of $4,225 in 2009 and $3,956 in 2008	3,377	3,646
Other assets	2,804	3,066

Total assets	$472,690	489,267

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$14,981	15,428
Accrued interest	2,633	486
Unearned revenue	601	560
Other liabilities	66	66
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	440	438
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,068	2,068

Total current liabilities	24,039	22,296
Other liabilities, less current portion	122	139
Derivative instruments	9,297	12,541
Senior credit facility revolver due 2010	15,000	15,000
Senior credit facility term loan due 2012, less current portion	308,750	309,563
Other long-term debt, less current portion	6,941	7,052
Deferred income taxes	65,674	68,082

Total liabilities	429,823	434,673

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,499,222 and 41,445,222 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	524,793	524,722
Accumulated other comprehensive loss	(6,557)	(8,187)
Accumulated deficit	(567,728)	(554,300)

Total stockholders’ deficit	(49,482)	(37,755)

Total liabilities and stockholders’ deficit	$472,690	489,267

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Net revenue	$27,794	36,433

Operating expenses:
Engineering and programming	11,005	14,654
Selling, general and administrative	11,362	19,589
Corporate expenses	2,861	3,593
Depreciation and amortization	1,593	1,362

Total operating expenses	26,821	39,198
Loss (gain) on the disposal of assets, net	11	(3)
Impairment of FCC broadcasting licenses and restructuring costs	10,616	—

Operating loss	(9,654)	(2,762)

Other (expense) income:
Interest expense, net	(6,417)	(5,084)
Change in fair value of derivative instrument	2,856	—
Other, net	—	1,928

Loss before income taxes	(13,215)	(5,918)

Income tax (benefit)	(2,269)	—

Net loss	(10,946)	(5,918)

Dividends on Series B preferred stock	(2,482)	(2,417)

Net loss applicable to common stockholders	$(13,428)	(8,335)

Basic and diluted net loss per common share	$(0.19)	(0.12)

Weighted average common shares outstanding:
Basic and diluted	72,502	72,405

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Loss for the Three-Months Ended March 31, 2009

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
					(In thousands, except share data)
Balance at December 31, 2008	380,000	$4	41,445,222	$4	23,403,500	$2	$524,722	$(8,187)	$(554,300)	$(37,755)
Issuance of Class A common stock from vesting of restricted stock	—	—	54,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	71	—	—	71
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(2,482)	(2,482)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,946)	(10,946)
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	1,242	—	1,242
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	388	—	388

Comprehensive loss										(9,316)

Balance at March 31, 2009	380,000	$4	41,499,222	$4	23,403,500	$2	$524,793	$(6,557)	$(567,728)	$(49,482)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three-Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,946)	(5,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on the sale of assets	11	—
Impairment of FCC broadcasting licenses	10,123	—
Stock-based compensation	71	326
Depreciation and amortization	1,593	1,362
Net barter (income) expense	(31)	99
Provision for trade doubtful accounts	(130)	760
Amortization of deferred financing costs	269	276
Amortization of non-interest bearing promissory note payable	—	342
Deferred income taxes	(2,408)	—
Unearned revenue	120	(1,813)
Accretion of the time-value of money component related to unearned revenue	—	59
Change in fair value of derivative instrument	(1,614)	—
Amortization of deferred commitment fee	—	(19)
Amortization of other liabilities	(17)	(17)
Changes in operating assets and liabilities:
Trade receivables	5,841	5,298
Prepaid expenses and other current assets	(351)	(909)
Other assets	262	196
Accounts payable and accrued expenses	(326)	(1,673)
Accrued interest	2,147	32

Net cash provided by (used in) operating activities	4,614	(1,599)

Cash flows from investing activities:
Purchases of property and equipment	(289)	(2,225)
Acquisition of a building and its related building improvements	—	(2,788)
Proceeds from the sale of property and equipment	163	—

Net cash used in investing activities	(126)	(5,013)

Cash flows from financing activities:
Payment of senior secured credit facility term loan 2012	(813)	(813)
Payment of Series B preferred stock cash dividends	(2,482)	(2,417)
Payments of other long-term debt	(109)	(106)

Net cash used in financing activities	(3,404)	(3,336)

Net increase (decrease) in cash and cash equivalents	1,084	(9,948)
Cash and cash equivalents at beginning of period	32,852	61,122

Cash and cash equivalents at end of period	$33,936	51,174

Supplemental cash flows information:
Interest paid	$2,760	4,937

Income taxes paid, net	22	10

Noncash investing and financing activities:
Unrealized gain (loss) on derivative instruments	$1,630	(9,190)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the “Company”, “we”, “us”, “our” or “SBS”). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three-month periods ended March 31, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results for a full year.
2. Stockholders’ Deficit

(a) Series C Convertible Preferred Stock
     On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (Infinity SF) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (SBS Bay Area), we issued to CBS Radio (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the Series C preferred stock), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock, $0.0001 par value per share (the Class A common stock).
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
1999 Stock Option Plans
     In September 1999, we adopted an employee incentive stock option plan (the 1999 ISO Plan) and a non-employee director stock option plan (the 1999 NQ Plan, and together with the 1999 ISO Plan, the 1999 Stock Option Plans). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expires on November 2, 2009.
Stock Options
     Stock options have only been granted to employees and directors under our 1999 Stock Option Plans. Our stock options have various vesting schedules and are subject to the employees continuing service to SBS. We recognize compensation expense based on the estimated grant date fair value using the Black-Scholes option pricing model and recognize the compensation expense using a straight-line amortization method. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. Ultimately, our stock-based compensation expense is based on awards that vest. Our stock-based compensation has been reduced for estimated forfeitures.
     A summary of the status of our stock options, as of December 31, 2008 and March 31, 2009, and changes during the three-months ended March 31, 2009, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2008	2,747	$10.17
Granted	—	—
Exercised	—	—
Forfeited	(30)	7.08

Outstanding at March 31, 2009	2,717	$10.20	$—	4.1

Exercisable at March 31, 2009	2,585	$10.66	$—	3.9

     During the three-months ended March 31, 2009 and 2008, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2009 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$ 0.20 - 4.99	470	130	$2.49	7.6	470	$2.84
5.00 - 9.99	1,212	2	8.23	4.2	1,212	8.23
10.00 - 14.99	198	—	10.79	5.5	198	10.79
15.00 - 20.00	705	—	20.00	0.6	705	20.00

	2,585	132	$10.20	4.1	2,585	$10.66

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
     A summary of the status of our nonvested shares, as of December 31, 2008 and March 31, 2009, and changes during the three-months ended March 31, 2009, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2008	225	$1.75
Awarded	—	—
Vested	(54)	2.78
Forfeited	—	—

Nonvested at March 31, 2009	171	$1.43

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
     Common stock equivalents were not considered in the calculation for the three-month periods ended March 31, 2009 and 2008, since their effect would be anti-dilutive. If included, the common stock equivalents for these periods would have amounted to zero for both periods.

4.	Operating Segments
     Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,		Change
	2009	2008	$	%
Net revenue:
Radio	$24,176	33,026	(8,850)	(27%)
Television	3,618	3,407	211	6%

Consolidated	$27,794	36,433	(8,639)	(24%)

Engineering and programming expenses:
Radio	$7,391	9,916	(2,525)	(25%)
Television	3,614	4,738	(1,124)	(24%)

Consolidated	$11,005	14,654	(3,649)	(25%)

Selling, general and administrative expenses:
Radio	$9,152	17,222	(8,070)	(47%)
Television	2,210	2,367	(157)	(7%)

Consolidated	$11,362	19,589	(8,227)	(42%)

Corporate expenses:	$2,861	3,593	(732)	(20%)

Depreciation and amortization:
Radio	$813	796	17	2%
Television	538	167	371	222%
Corporate	242	399	(157)	(39%)

Consolidated	$1,593	1,362	231	17%

(Gain) loss on the disposal of assets, net:
Radio	$(8)	(3)	(5)	167%
Television	19	—	19	100%
Corporate	—	—	—	0%

Consolidated	$11	(3)	14	(467%)

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	$10,548	—	10,548	100%
Television	24	—	24	100%
Corporate	44	—	44	100%

Consolidated	$10,616	—	10,616	100%

Operating (loss) income:
Radio	$(3,720)	5,095	(8,815)	(173%)
Television	(2,787)	(3,865)	1,078	(28%)
Corporate	(3,147)	(3,992)	845	(21%)

Consolidated	$(9,654)	(2,762)	(6,892)	250%

Capital expenditures:
Radio	$178	1,091	(913)	(84%)
Television	98	3,696	(3,598)	(97%)
Corporate	13	226	(213)	(94%)

Consolidated	$289	5,013	(4,724)	(94%)

	March 31,	December 31,
	2009	2008
Total Assets:
Radio	$405,987	422,827
Television	57,892	57,225
Corporate	8,811	9,215

Consolidated	$472,690	489,267

5.	Comprehensive Loss
     Our total comprehensive loss, comprised of net loss, amounts reclassified to earnings during the period, and unrealized gain (loss) on derivative instruments, for the three-months ended March 31, 2009 and 2008, respectively, was as follows (in thousands):

	Three-Months Ended
	March 31,
	2009	2008
Net loss	$(10,946)	(5,918)
Other comprehensive loss:
Amounts reclassified to earnings during the period	1,242	—
Unrealized gain (loss) on derivative instruments	388	(9,190)

Total comprehensive loss	$(9,316)	(15,108)

6.	Income Taxes
     We have determined that due to a variety of reasons, we are no longer able to estimate our annual effective tax rate which would be applied to our pre-tax ordinary income. In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”, we are calculating our effective income tax rate using a year to date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective tax rate is impacted by establishing a valuation allowance on substantially all of our deferred tax assets.
     We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2005 through 2008. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2003 through 2008.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements, as of March 31, 2009 and December 31, 2008.
7.	Litigation
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
     Wolf, et al., Litigation
     There is a pending litigation claim against us, certain of our former and current directors and officers concerning which such directors and officers may seek indemnification. On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the Southern District of New York) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the IPO). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our IPO, two members of our senior management team, one of whom is our Chairman of the Board of Directors, and an additional director, referred to collectively as the individual defendants. The complaint was never served upon the individual defendants.
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
     On October 13, 2004, the Southern District of New York granted plaintiffs’ motion for class certification in six “focus cases” out of the more than 300 consolidated class actions, but on December 5, 2006, the United States Court of Appeals for the Second Circuit (the Second Circuit) reversed the order, holding that plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b) (3) class action. On June 25, 2007, in light of the Second Circuit’s reversal of the class certification order and its subsequent denial of plaintiffs’ petition for a rehearing or rehearing en banc, the Southern District of New York entered a stipulation between plaintiffs and the Issuer Defendants, terminating the proposed Issuers Settlement which the Southern District of New York had preliminarily approved on August 31, 2005. On September 27, 2007, plaintiffs filed a renewed motion for class certification with respect to the six focus cases, based on newly proposed class definitions. On October 10, 2008, at plaintiffs’ request, the Southern District of New York ordered the withdrawal without prejudice of plaintiffs’ renewed motion, which had been fully briefed and was sub judice.
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
     On May 13, 2008, the Southern District of New York issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the action against us. The order also requires plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, Defendants may seek clarification of the Southern District of New York’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including the action against us, as well as the status of the Section 11-related class allegations.
     On April 2, 2009, a motion was filed in the Southern District of New York for preliminary approval of a settlement of all of the consolidated cases, including the case against us. If approved, the settlement will result in a release of all claims against the Underwriter and Issuer Defendants, and their officers and directors (the settling defendants), in exchange for an aggregate sum of approximately $600 million (the settlement amount) to be paid into a settlement fund for the benefit of the class plaintiffs. SBS’ and the individual defendants’ share of the settlement amount would be fully funded by insurance. The court is reviewing the settlement but has not yet reached a decision whether to grant the motion for preliminary approval. Based on the current developments, we believe that it is unlikely that this litigation will result in any material liability to us or the individual defendants that would not be covered by existing insurance.
8.	Impairment of FCC Broadcasting Licenses and Restructuring Costs
     Impairment of FCC Broadcasting Licenses
     We generally perform our annual impairment test of our indefinite-lived intangibles during the fourth quarter of the fiscal year but, given the deteriorating economic conditions and continued revenue declines in the broadcasting industry, we performed an interim impairment test as of March 31, 2009.

     As a result of the interim impairment test, we determined that there was an impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $10.1 million that reduced the carrying values of our FCC broadcasting licenses in our Chicago and San Francisco markets. The tax impact of the impairment loss was an approximate $4.1 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.
     The impairment loss was due to changes in estimates and assumptions which were primarily: (a) lower industry advertising revenue growth projections in our respective markets, and (b) lower industry profit margins.
     Restructuring Costs
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $3.0 million to date, which includes $0.5 million for the three-months ended March 31, 2009, related to the termination of various programming contracts and personnel. In addition, we are reviewing further cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its anticipated impact on our operations. As of March 31, 2009, we had an outstanding liability of approximately $0.2 million included in account payable and accrued expenses primarily for severance payments that will be paid in the fiscal year 2009.
9.	Derivative Instruments
     Accounting for Derivatives and Hedging Activities
   We only enter into derivative contracts to hedge against the potential impact of increases in interest rates on our debt instruments. We also only enter into derivative contracts that we intend to designate as a hedge of the variability of cash flows to be paid related to a recognized asset or liability (cash flow hedge).
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
   We are accounting for our interest rate swaps as cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which requires us to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these instruments are deferred in stockholders’ deficit as a component of accumulated other comprehensive income (loss). The deferred gains or losses on these transactions are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of the derivative contracts does not offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles. For cash flow hedges in which hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective cash flow hedge, we continue to carry the derivative instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings (change in fair value of derivative instrument).
     Derivatives and Hedging Activities
          At March 31, 2009, derivative financial instruments are comprised of the following (in thousands):

		Fixed
	Notional	Interest	Expiration	Fair
Agreement	Amount	Rate	Date	Value
Interest rate swap	$312,000	5.98%	June 30, 2010	$8,797
Interest rate swap	6,987	6.31%	January 4, 2017	500

	$318,987			$9,297

\

     On June 29, 2005, we entered into a five-year interest rate swap agreement for the original notional principal amount of $324.2 million whereby we pay a fixed interest rate of 5.98%, as compared to interest at a floating rate equal to three-month LIBOR plus 175 basis points. The interest rate swap amortization schedule is identical to the First Lien Credit Facility amortization schedule during June 30, 2005 to June 30, 2010, which has an effective date of June 29, 2005, quarterly notional reductions and an expiration date of June 30, 2010.
     In September and October 2008, the counterparty to this interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to these filings, this cash flow hedge no longer qualifies for hedge accounting. Therefore, the change in fair value from September 15, 2008, the last time this hedge was determined to be effective, to date, is recorded in earnings as a “Change in fair value of derivative instrument”.
     On September 15, 2008, the accumulated other comprehensive loss associated with this hedge was $7.8 million and will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the three months ended March 31, 2009, $1.2 million was reclassified and recorded as interest expense. During the fiscal year December 31, 2009, we estimate that $5.4 million will be reclassified and recorded as interest expense.
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
     Fair Value Disclosure of Derivative Instruments
   In accordance with SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), on a combined basis, the following table represents the required quantitative disclosures (in thousands).

		Fair Value Measurements at March 31, 2009
		Liabilities
		Quoted Prices in	Significant
	March 31, 2009	Active Markets	Other	Significant
	Carrying Value and	for Identical	Observable	Unobservable
	Balance Sheet Location	Instruments	Inputs	Inputs
Description	Derivative instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as cash flow hedging instrument:
Interest rate swap	$ 500	—	500	—

Derivative no longer designated as cash flow hedging instrument:
Interest rate swap	$8,797	—	8,797	—

Total	$9,297	—	9,297	—

     The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended	Three-Months Ended
	March 31, 2009	March 31, 2008
	Interest Rate Swaps	Interest Rate Swaps
Gain (loss) recognized in other comprehensive loss (effective portion)	$388	(9,190)

Loss reclassified from accumulated other comprehensive loss into interest expense	1,242	—
Gain recognized in change in fair value of derivative instrument	2,856	—

10.	Fair Value of Financial Instruments
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, as well as accounts payable, and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     The estimated fair value of our financial instrument is as follows (in millions):

	March 31,		December 31,
	2009		2008
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facilities term loan	$312.0	96.7	312.8	87.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock	$92.3	23.1	92.3	23.1
     The fair value estimates of the financial instrument were based upon market quotes from a major financial institution taking into consideration current rates and the most recent market activity.
11.	Subsequent Events
     On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc. (South broadcasting), a company owned by the estate of our late Chairman Emeritus, Raul Alarcon, Sr. Pursuant to the local marketing agreement, we are permitted to broadcast our Mexican Regional programming on radio station 106.3 FM (the LMA Station). We are required to pay the operating costs of the LMA Station and in exchange we retain all revenues from the sale of the advertising within the programming we provide. Under the terms of the local marketing agreement, we have the right of first negotiation and the right of first refusal to match a competing offer. However, after the first anniversary of the effective date, if we do not agree to match the terms of the competing offer within the ten (10) business day period or fail to notify South Broadcasting of our intent to match the competing offer, then South Broadcasting has the right to accept such offer, provided South Broadcasting pays us the early termination fee equal to the lesser of 5% of the aggregate purchase price of the LMA Station or $1.0 million. On May 8, 2009, the local marketing agreement was renewed for three years and will terminate on its terms on December 31, 2011.
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
     Our primary source of revenue is the sale of advertising time on our stations to local and national advertisers. Our revenue is affected primarily by the advertising rates that our stations are able to charge, as well as the overall demand for advertising time in each respective market. Seasonal net broadcasting revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising demand from local and national advertisers. Typically for the broadcasting industry, the first calendar quarter generally produces the lowest revenue. Our most significant operating expenses are usually compensation expenses, programming expenses, professional fees, and advertising and promotional expenses. Our senior management strives to control these expenses, as well as other expenses, by working closely with local station management and others, including vendors.
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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2009 and 2008
     The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,		Change
	2009	2008	$	%
Net revenue:
Radio	$24,176	33,026	(8,850)	(27%)
Television	3,618	3,407	211	6%

Consolidated	$27,794	36,433	(8,639)	(24%)

Engineering and programming expenses:
Radio	$7,391	9,916	(2,525)	(25%)
Television	3,614	4,738	(1,124)	(24%)

Consolidated	$11,005	14,654	(3,649)	(25%)

Selling, general and administrative expenses:
Radio	$9,152	17,222	(8,070)	(47%)
Television	2,210	2,367	(157)	(7%)

Consolidated	$11,362	19,589	(8,227)	(42%)

Corporate expenses:	$2,861	3,593	(732)	(20%)

Depreciation and amortization:
Radio	$813	796	17	2%
Television	538	167	371	222%
Corporate	242	399	(157)	(39%)

Consolidated	$1,593	1,362	231	17%

Loss (gain) on the disposal of assets, net:
Radio	$(8)	(3)	(5)	167%
Television	19	—	19	100%
Corporate	—	—	—	0%

Consolidated	$11	(3)	14	(467%)

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	$10,548	—	10,548	100%
Television	24	—	24	100%
Corporate	44	—	44	100%

Consolidated	$10,616	—	10,616	100%

Operating (loss) income:
Radio	$(3,720)	5,095	(8,815)	(173%)
Television	(2,787)	(3,865)	1,078	(28%)
Corporate	(3,147)	(3,992)	845	(21%)

Consolidated	$(9,654)	(2,762)	(6,892)	250%

Capital expenditures:
Radio	$178	1,091	(913)	(84%)
Television	98	3,696	(3,598)	(97%)
Corporate	13	226	(213)	(94%)

Consolidated	$289	5,013	(4,724)	(94%)

	March 31,	December 31,
	2009	2008
Total Assets:
Radio	$405,987	422,827
Television	57,892	57,225
Corporate	8,811	9,215

Consolidated	$472,690	489,267

     The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2009 and 2008. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change
	2009	2008	$	%
	(In thousands)
Net revenue	$27,794	36,433	(8,639)	(24%)
Engineering and programming expenses	11,005	14,654	(3,649)	(25%)
Selling, general and administrative expenses	11,362	19,589	(8,227)	(42%)
Corporate expenses	2,861	3,593	(732)	(20%)
Depreciation and amortization	1,593	1,362	231	17%
Loss (gain) on disposal of assets, net	11	(3)	14	(467%)
Impairment of FCC broadcasting licenses and restructuring costs	10,616	—	10,616	100%

Operating loss	$(9,654)	(2,762)	(6,892)	250%
Interest expense, net	(6,417)	(5,084)	(1,333)	26%
Change in fair value of derivative instrument	2,856	—	2,856	100%
Other income, net	—	1,928	(1,928)	(100%)
Income tax (benefit)	(2,269)	—	(2,269)	100%

Net loss	$(10,946)	$(5,918)	(5,028)	85%

Net Revenue
     The decrease in our consolidated net revenue of $8.6 million or 24% was due to the decrease in net revenue from our radio segment of $8.8 million or 27%, offset by an increase in our television segment net revenue of $0.2 million or 6%. Our radio segment had a decrease in net revenue primarily due to lower local and national sales caused mainly by the decline in economic conditions. The decrease in local sales occurred in all of our markets, with the exception of our Chicago market. The decrease in national sales occurred in all of our markets. Our television segment continues to increase its advertising and content demand as MegaTV continues to increase its viewership. Our television segment net revenue growth was primarily due to the increases in national and barter sales.
Engineering and Programming Expenses
     The decrease in our consolidated engineering and programming expenses of $3.6 million or 25% was due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $2.5 million or 25%, primarily related to decreases in compensation and benefits for technical and programming personnel and audience research expenses due to headcount reductions. Our television segment expenses decreased $1.1 million or 24%, primarily due to decreases in original produced programming and compensation and benefits for our technical and programming personnel due to headcount reductions.
Selling, General and Administrative Expenses
     The decrease in our consolidated selling, general and administrative expenses of $8.2 million or 42% was primarily due to the decrease in our radio segment expenses. Our radio segment expenses decreased $8.1 million or 47%, primarily due to a decrease in advertising, promotional and marketing costs, sales commissions, the allowance for doubtful account provision, and compensation and benefits for our selling, general and administrative personnel due to headcount reductions. Our television segment expenses decreased $0.1 million or 7%, primarily due to a decrease in advertising, promotional and marketing costs.
Corporate Expenses
     The decrease in corporate expenses was primarily a result of a decrease in professional fees and travel and entertainment expenses.
Depreciation and Amortization
     The increase in our consolidated depreciation and amortization expenses is directly related to the increase in capital expenditures throughout our Company in the fiscal year 2008, but mainly in our television segment.
Impairment of FCC Broadcasting Licenses and Restructuring Costs
     As a result of our SFAS No. 142 impairment testing of our indefinite-lived intangible assets and goodwill, we recorded a non-cash impairment loss of approximately $10.1 million that reduced the carrying values of our FCC broadcasting licenses in our Chicago and

San Francisco markets. The impairment loss was due to changes in estimates and assumptions which were primarily: (a) lower industry advertising revenue growth projections in our respective markets, and (b) lower industry profit margins. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used.
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $3.0 million to date, which includes $0.5 million for the three-months ended March 31, 2009, related to the termination of various programming contracts and personnel. In addition, we are reviewing further cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its anticipated impact on our operations.
Operating Loss
     The increase in operating loss was mainly due to the impairment of FCC broadcasting licenses and restructuring costs of $10.6 million. Also contributing to the increase in operating loss was a decrease in our net revenue, offset by a decrease in our operating expenses.
Interest Expense, Net
     In September and October 2008, the counterparty to one of our interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualifies for hedge accounting. On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the three-months ended March 31, 2009, $1.2 million was reclassified and recorded as interest expense primarily causing the increase in interest expense, net. Also contributing to the increase in interest expense, net was a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
Change in Fair Value of Derivative Instrument
     In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualified for hedge accounting. Therefore, the change in fair value from December 31, 2008 to March 31, 2009 impacted our earnings, which totaled $2.9 million for the three-months ended March 31, 2009.
Income Taxes
     The income tax benefit of $2.3 million arose primarily from the impact of the reduction of our deferred tax liabilities related to the impairment of our FCC broadcasting licenses of approximately $4.1 million, offset primarily by income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Loss
     The increase in net loss was primarily due to the increase in operating loss related primarily to the impairment of FCC broadcasting licenses and restructuring costs and the decrease in net revenue, partially offset by the related income tax benefit.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash and cash equivalents ($33.9 million as of March 31, 2009) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior secured credit facility. Additionally, our certificates of designations and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.
     Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreements governing our senior secured credit facility due 2012, and capital expenditures, excluding the acquisitions of FCC licenses. While not significant to us to date, the disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not continue to deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters and legal judgments.
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $3.0 million to date, which includes $0.5 million for the three-months ended March 31, 2009, related to the termination of various programming contracts and personnel. In addition, we are reviewing other cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its continued impact on our operations.
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
     The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2009 and 2008, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change
	2009	2008	$
		(In thousands)
Capital expenditures:
Radio	$178	1,091	(913)
Television	98	3,696	(3,598)
Corporate	13	226	(213)

Consolidated	$289	5,013	(4,724)

Net cash flows provided by (used in) operating activities	$4,614	(1,599)	6,213
Net cash flows used in investing activities	(126)	(5,013)	4,887
Net cash flows used in financing activities	(3,404)	(3,336)	(68)

Net increase (decrease) in cash and cash equivalents	$1,084	(9,948)

Capital Expenditures
     The decrease in our capital expenditures is a result of the completion of various capital projects, including the build-out and furnishing of the SBS Miami Broadcast Center that was completed in 2008. For the fiscal year 2009, we are projecting capital expenditures to be in the range of $1.5 to $3.0 million, which is a significant decrease from the prior year.
Net Cash Flows Provided by (Used in) Operating Activities
     Changes in our net cash flows from operating activities were primarily a result of the decrease in cash paid to vendors and an increase in cash collected from our customers.

Net Cash Flows Used in Investing Activities
     Changes in our net cash flows from investing activities were a result of the decrease in our capital expenditures as a result of the completion of various capital projects, including the build-out and furnishing of the SBS Miami Broadcast Center that was completed in 2008.
Net Cash Flows Used in Financing Activities
     There were no significant changes in our net cash flows from financing activities.
Recent Developments
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
Dividend Payment on the Series B Preferred Stock
     Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share, payable quarterly in arrears. The next cash dividend payment date is scheduled to be July 15, 2009. On May 12, 2009, our Board of Directors under management’s recommendation determined that, based on, among other things, the current economic environment and future cash requirements, it would not be prudent to declare or pay the July 15, 2009 cash dividend of approximately $2.5 million. Under the Series B preferred stock certificate of designations, failure to make four consecutive quarterly cash dividend payments will result in the right of the holders of the Series B preferred stock to elect two directors to the board.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 4T. Controls and Procedures
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
     Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth under Note 7 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
Item 1A. Risk Factors
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, but they are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 5. Other Information
     The information set forth under Note 11 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 6. Exhibits
(a) Exhibits
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description

3.1 —	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2 —	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3 —	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4 —	Certificate of Elimination of 141/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1 —	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2 —	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3 —	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4 —	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5 —	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6 —	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

Exhibit
Number	Exhibit Description

4.7 —	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8 —	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 8, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9 —	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10 —	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11 —	Certificate of Elimination of 141/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12 —	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13 —	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

10.1	Amended and Restated Employment Agreement dated as of April 1, 2009, by and between the Company and Frank Flores.

31.1 —	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 15, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1 —	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2 —	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3 —	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4 —	Certificate of Elimination of 141/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1 —	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2 —	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3 —	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4 —	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5 —	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6 —	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

Exhibit
Number	Exhibit Description

4.7 —	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8 —	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 8, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9 —	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10 —	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11 —	Certificate of Elimination of 141/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12 —	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13 —	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

10.1	Amended and Restated Employment Agreement dated as of April 1, 2009, by and between the Company and Frank Flores.

31.1 —	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.