Form 10-Q
period 2009-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2009-08-12
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of August 11, 2009, 41,499,222 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

Special Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the SEC).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$37,056	32,852
Receivables, net of allowance for doubtful accounts of $1,032 in 2009 and $1,675 in 2008	25,987	27,580
Prepaid expenses and other current assets	3,898	4,426

Total current assets	66,941	64,858

Property and equipment, net of accumulated depreciation of $45,293 in 2009 and $43,567 in 2008	49,498	52,411
FCC broadcasting licenses	321,101	331,224
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $196 in 2009 and $178 in 2008	1,238	1,256
Deferred financing costs, net of accumulated amortization of $4,493 in 2009 and $3,956 in 2008	3,109	3,646
Other assets	2,439	3,066

Total assets	$477,132	489,267

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$16,560	15,428
Accrued interest	5,018	486
Unearned revenue	439	560
Other liabilities	66	66
Derivative instruments	9,163	—
Senior credit facility revolver due 2010	15,000	—
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	443	438
Series B cumulative exchangeable redeemable preferred stock dividends payable	2,068	2,068

Total current liabilities	52,007	22,296

Other liabilities, less current portion	106	139
Derivative instruments	529	12,541
Senior credit facility revolver due 2010	—	15,000
Senior credit facility term loan due 2012, less current portion	307,937	309,563
Other long-term debt, less current portion	6,830	7,052
Deferred income taxes	67,398	68,082

Total liabilities	434,807	434,673

Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,499,222 and 41,445,222 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	524,854	524,722
Accumulated other comprehensive loss	(5,137)	(8,187)
Accumulated deficit	(569,751)	(554,300)

Total stockholders’ deficit	(50,024)	(37,755)

Total liabilities and stockholders’ deficit	$477,132	489,267

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net revenue	$37,052	45,180	64,846	81,613

Operating expenses:
Engineering and programming	11,234	15,464	22,239	30,118
Selling, general and administrative	12,463	17,623	23,825	37,212
Corporate expenses	2,312	3,672	5,173	7,265
Depreciation and amortization	1,570	1,442	3,163	2,804

Total operating expenses	27,579	38,201	54,400	77,399
Gain on the disposal of assets, net	(26)	(2)	(15)	(5)
Impairment of FCC broadcasting licenses and restructuring costs	70	396,252	10,686	396,252

Operating income (loss)	9,429	(389,271)	(225)	(392,033)

Other (expense) income:
Interest expense, net	(6,701)	(5,315)	(13,118)	(10,399)
Change in fair value of derivative instrument	(366)	—	2,490	—
Other, net	1	—	1	1,928

Income (loss) before income taxes	2,363	(394,586)	(10,852)	(400,504)

Income tax expense (benefit)	1,904	(100,532)	(365)	(100,532)

Net income (loss)	459	(294,054)	(10,487)	(299,972)

Dividends on Series B preferred stock	(2,482)	(2,417)	(4,964)	(4,834)

Net loss applicable to common stockholders	$(2,023)	(296,471)	(15,451)	(304,806)

Basic and diluted net loss per common share	$(0.03)	(4.09)	(0.21)	(4.21)

Weighted average common shares outstanding:
Basic and diluted	72,502	72,405	72,502	72,405

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Loss for the Six-Months Ended June 30, 2009

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
					(In thousands, except share data)
Balance at December 31, 2008	380,000	$4	41,445,222	$4	23,403,500	$2	$524,722	$(8,187)	$(554,300)	$(37,755)
Issuance of Class A common stock from vesting of restricted stock	—	—	54,000	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	132	—	—	132
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(4,964)	(4,964)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(10,487)	(10,487)
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	2,691	—	2,691
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	359	—	359

Comprehensive loss										(7,437)

Balance at June 30, 2009	380,000	$4	41,499,222	$4	23,403,500	$2	$524,854	$(5,137)	$(569,751)	$(50,024)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six-Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,487)	(299,972)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on the sale of assets	(15)	(5)
Impairment of FCC broadcasting licenses	10,123	396,252
Stock-based compensation	132	482
Depreciation and amortization	3,163	2,804
Net barter income	(248)	(60)
Provision for trade doubtful accounts	(115)	576
Amortization of deferred financing costs	537	552
Amortization of non-interest bearing promissory note payable	—	691
Deferred income taxes	(684)	(100,619)
Unearned revenue	135	(1,617)
Accretion of the time-value of money component related to unearned revenue	—	91
Change in fair value of derivative instrument	201	—
Amortization of deferred commitment fee	—	(37)
Amortization of other liabilities	(33)	(33)
Changes in operating assets and liabilities:
Trade receivables	1,700	1,866
Prepaid expenses and other current assets	528	(2,232)
Other assets	627	(235)
Accounts payable and accrued expenses	1,250	(1,646)
Accrued interest	4,532	56

Net cash provided by (used in) operating activities	11,346	(3,086)

Cash flows from investing activities:
Purchases of property and equipment	(547)	(7,482)
Acquisition of a building and its related building improvements	—	(4,897)
Proceeds from the sale of property and equipment	212	—
Proceeds from an insurance recovery	—	27

Net cash used in investing activities	(335)	(12,352)

Cash flows from financing activities:
Payment of senior secured credit facility term loan 2012	(1,626)	(1,626)
Payment of Series B preferred stock cash dividends	(4,964)	(4,834)
Payments of other long-term debt	(217)	(214)

Net cash used in financing activities	(6,807)	(6,674)

Net increase (decrease) in cash and cash equivalents	4,204	(22,112)

Cash and cash equivalents at beginning of period	32,852	61,122

Cash and cash equivalents at end of period	$37,056	39,010

Supplemental cash flows information:
Interest paid	$5,362	9,920

Income taxes paid, net	22	10

Noncash investing and financing activities:
Unrealized gain (loss) on derivative instruments	$359	(1,260)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three- and six-month periods ended June 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. We evaluated subsequent events after the balance sheet date of June 30, 2009 through the financial statements issuance date of August 12, 2009. The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results for a full year.
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
     A summary of the status of our stock options, as of December 31, 2008 and June 30, 2009, and changes during the six-months ended June 30, 2009, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2008	2,747	$10.17
Granted	—	—
Exercised	—	—
Forfeited	(35)	7.03

Outstanding at June 30, 2009	2,712	$10.21	$—	3.9

Exercisable at June 30, 2009	2,580	$10.66	$—	3.6

     During the six-months ended June 30, 2009 and 2008, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$0.20 - 4.99	470	130	$2.49	7.4	470	$2.84
5.00 - 9.99	1,207	2	8.24	4.0	1,207	8.24
10.00 - 14.99	198	—	10.79	5.3	198	10.79
15.00 - 20.00	705	—	20.00	0.3	705	20.00

	2,580	132	$10.21	3.9	2,580	$10.67

Nonvested Shares
     Nonvested shares (restricted stock or restricted stock units) are awarded to employees under our Omnibus Plan. In general, nonvested shares will vest over three to five years and are subject to the employees continuing service to us. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.
     A summary of the status of our nonvested shares, as of December 31, 2008 and June 30, 2009, and changes during the six-months ended June 30, 2009, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2008	225	$1.75
Awarded	—	—
Vested	(54)	2.78
Forfeited	—	—

Nonvested at June 30, 2009	171	$1.43

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
     Common stock equivalents were not considered in the calculation for the three- and six-month periods ended June 30, 2009 and 2008, since their effect would be anti-dilutive. If included, the common stock equivalents for these periods would have amounted to zero for all periods; excluding the three-months period ended June 30, 2008, which would have amounted to three.

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

	Three-Months Ended				Six-Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)
Net revenue:
Radio	$33,189	41,008	(7,819)	(19%)	57,365	74,034	(16,669)	(23%)
Television	3,863	4,172	(309)	(7%)	7,481	7,579	(98)	(1%)

Consolidated	$37,052	45,180	(8,128)	(18%)	64,846	81,613	(16,767)	(21%)

Engineering and programming expenses:
Radio	$7,104	10,236	(3,132)	(31%)	14,495	20,152	(5,657)	(28%)
Television	4,130	5,228	(1,098)	(21%)	7,744	9,966	(2,222)	(22%)

Consolidated	$11,234	15,464	(4,230)	(27%)	22,239	30,118	(7,879)	(26%)

Selling, general and administrative expenses:
Radio	$10,303	14,648	(4,345)	(30%)	19,455	31,870	(12,415)	(39%)
Television	2,160	2,975	(815)	(27%)	4,370	5,342	(972)	(18%)

Consolidated	$12,463	17,623	(5,160)	(29%)	23,825	37,212	(13,387)	(36%)

Corporate expenses:	$2,312	3,672	(1,360)	(37%)	5,173	7,265	(2,092)	(29%)

Depreciation and amortization:
Radio	$780	784	(4)	(1%)	1,593	1,580	13	1%
Television	552	277	275	99%	1,090	444	646	145%
Corporate	238	381	(143)	(38%)	480	780	(300)	(38%)

Consolidated	$1,570	1,442	128	9%	3,163	2,804	359	13%

(Gain) loss on the disposal of assets, net:
Radio	$(12)	(2)	(10)	500%	(20)	(5)	(15)	300%
Television	—	—	—	0%	19	—	19	100%
Corporate	(14)	—	(14)	100%	(14)	—	(14)	100%

Consolidated	$(26)	(2)	(24)	1200%	(15)	(5)	(10)	200%

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	$66	379,415	(379,349)	(100%)	10,614	379,415	(368,801)	(97%)
Television	—	16,837	(16,837)	(100%)	24	16,837	(16,813)	(100%)
Corporate	4	—	4	100%	48	—	48	100%

Consolidated	$70	396,252	(396,182)	(100%)	10,686	396,252	(385,566)	(97%)

Operating (loss) income:
Radio	$14,948	(364,073)	379,021	(104%)	11,228	(358,978)	370,206	(103%)
Television	(2,979)	(21,145)	18,166	(86%)	(5,766)	(25,010)	19,244	(77%)
Corporate	(2,540)	(4,053)	1,513	(37%)	(5,687)	(8,045)	2,358	(29%)

Consolidated	$9,429	(389,271)	398,700	(102%)	(225)	(392,033)	391,808	(100%)

Capital expenditures:
Radio	$216	1,226	(1,010)	(82%)	394	2,317	(1,923)	(83%)
Television	26	6,003	(5,977)	(100%)	124	9,699	(9,575)	(99%)
Corporate	16	137	(121)	(88%)	29	363	(334)	(92%)

Consolidated	$258	7,366	(7,108)	(96%)	547	12,379	(11,832)	(96%)

	June 30,	December 31,
Total Assets:	2009	2008
	(In thousands)
Radio	$414,362	422,827
Television	54,784	57,225
Corporate	7,986	9,215

Consolidated	$477,132	489,267

5. Comprehensive Loss
     Our total comprehensive income (loss), comprised of net income (loss), amounts reclassified to earnings during the period, and unrealized (loss) gain on derivative instruments, for the three- and six-months ended June 30, 2009 and 2008, respectively, was as follows (in thousands):

	Three-Months Ended		Six-Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$459	(294,054)	(10,487)	(299,972)
Other comprehensive loss:
Amounts reclassified to earnings during the period	1,449	—	2,691
Unrealized (loss) gain on derivative instruments	(29)	7,930	359	(1,260)

Total comprehensive income (loss)	$1,879	(286,124)	(7,437)	(301,232)

6. Income Taxes
     We have determined that due to a number of reasons, we are no longer able to estimate our annual effective tax rate during our interim periods, which would be applied to our pre-tax ordinary income. In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”, we are calculating our effective income tax rate using a year to date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the application of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, the reversal of our deferred tax liabilities related to our intangible assets could no longer be assured over our net operating loss carry forward period. Therefore, our effective tax rate is impacted by the establishment of a valuation allowance on substantially all of our deferred tax assets.
     We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2005 through 2008. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2004 through 2008.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements, as of June 30, 2009 and December 31, 2008.
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
     On June 11, 2009, pursuant to a motion filed on April 2, 2009, the Southern District of New York issued a preliminary order of approval of a settlement of all of the consolidated cases, including the case against us, and set a hearing on final approval for September 10, 2009. If finally approved, the settlement will result in a release of all claims against the Underwriter and Issuer Defendants, and their officers and directors (the settling defendants), in exchange for an aggregate sum of approximately $600 million (the settlement amount) to be paid into a settlement fund for the benefit of the class plaintiffs. SBS’ and the individual defendants’ share of the settlement amount would be fully funded by insurance. Based on the current developments, we believe that it is unlikely that this litigation will result in any material liability to us or the individual defendants that would not be covered by existing insurance.
8. Impairment of FCC Broadcasting Licenses and Restructuring Costs
     FCC Broadcasting Licenses
     We generally perform our annual impairment test of our indefinite-lived intangibles during the fourth quarter of the fiscal year but, given the deteriorating economic conditions and revenue declines in the broadcasting industry, we performed an interim impairment test on March 31, 2009.
     As a result of our interim impairment testing, for the six-months ended June 30, 2009, we recorded a non-cash impairment loss of approximately $10.1 million that reduced the carrying values of our FCC broadcasting licenses in our Chicago and San Francisco markets. The tax impact of the impairment loss was an approximate $4.1 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.
     The impairment loss was due to changes in estimates and assumptions which were primarily: (a) lower industry advertising revenue growth projections in our respective markets, and (b) lower industry profit margins.
     We adopted the provision of FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS No. 142-3) as of January 1, 2009. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. More specifically, FSP FAS No. 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. The adoption of FSP FAS 142-3 did not have a material impact to our financial statements.
     Restructuring Costs
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We have incurred restructuring costs totaling $3.0 million to date, which includes $0.6 million for the six-months ended June 30, 2009, related to the termination of various programming contracts and personnel. In addition, we continue to review further cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its impact on our operations and financial position. As of June 30, 2009, we had an outstanding liability of approximately $0.1 million included in account payable and accrued expenses primarily for severance payments that will be paid in the fiscal year 2009.
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
     We are accounting for our interest rate swaps as cash flow hedges, which requires us to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these instruments are deferred in stockholders’ deficit as a component of accumulated other comprehensive income (loss). The deferred gains or losses on these transactions are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of the derivative contracts does not offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles. For cash flow hedges in which hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective cash flow hedge, we continue to carry the derivative instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings (change in fair value of derivative instrument).
     Derivatives and Hedging Activities
          At June 30, 2009, derivative financial instruments are comprised of the following (in thousands):

		Fixed
	Notional	Interest	Expiration	Fair
Agreement	Amount	Rate	Date	Value
Interest rate swap	$311,187	5.98%	June 30, 2010	$9,163
Interest rate swap	6,911	6.31%	January 4, 2017	529

	$318,098			$9,692

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
     On September 15, 2008, the accumulated other comprehensive loss associated with this hedge was $7.8 million and will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the three- and six-months ended June 30, 2009, $1.5 million and $2.7 million, respectively, were reclassified and recorded as interest expense. During the fiscal year December 31, 2009, we estimate that $5.4 million will be reclassified and recorded as interest expense.
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
     Fair Value Disclosure of Derivative Instruments
     The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair Value Measurements at June 30, 2009
		Liabilities
		Quoted Prices in	Significant
	June 30, 2009	Active Markets	Other	Significant
	Carrying Value and	for Identical	Observable	Unobservable
	Balance Sheet Location	Instruments	Inputs	Inputs
Description	Derivative instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as cash flow hedging instrument:
Interest rate swap	$529	—	529	—

Derivative no longer designated as cash flow hedging instrument:
Interest rate swap	$9,163	—	9,163	—

Total	$9,692	—	9,692	—

     The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended		Six-Months Ended
Interest rate swaps	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gain (loss) recognized in other comprehensive loss (effective portion)	$(29)	7,930	$359	(1,260)

Loss reclassified from accumulated other comprehensive loss into interest expense	1,449	—	2,691	—
Gain recognized in change in fair value of derivative instrument	(366)	—	2,490	—
10. Fair Value of Financial Instruments
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

The estimated fair values of our financial instruments are as follows (in millions):

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facility term loan	$311.2	171.2	312.8	87.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	36.9	92.3	23.1

Promissory note payable, included in other long-term debt	6.9	6.7	7.1	7.1
     The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We own and/or operate 21 radio stations in markets that reach approximately 48% of the U.S. Hispanic population. In addition, we own and operate two television stations and have various affiliation, distribution and/or programming agreements, which allow us to reach approximately 5.3 million households throughout the U.S., including Puerto Rico.
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
Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2009 and 2008
     The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,		Change
	2009	2008	$	%
	(In thousands)
Net revenue:
Radio	$33,189	41,008	(7,819)	(19%)
Television	3,863	4,172	(309)	(7%)

Consolidated	$37,052	45,180	(8,128)	(18%)

Engineering and programming expenses:
Radio	$7,104	10,236	(3,132)	(31%)
Television	4,130	5,228	(1,098)	(21%)

Consolidated	$11,234	15,464	(4,230)	(27%)

Selling, general and administrative expenses:
Radio	$10,303	14,648	(4,345)	(30%)
Television	2,160	2,975	(815)	(27%)

Consolidated	$12,463	17,623	(5,160)	(29%)

Corporate expenses:	$2,312	3,672	(1,360)	(37%)

Depreciation and amortization:
Radio	$780	784	(4)	(1%)
Television	552	277	275	99%
Corporate	238	381	(143)	(38%)

Consolidated	$1,570	1,442	128	9%

Gain on the disposal of assets, net:
Radio	$(12)	(2)	(10)	500%
Television	—	—	—	0%
Corporate	(14)	—	(14)	100%

Consolidated	$(26)	(2)	(24)	1200%

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	$66	379,415	(379,349)	(100%)
Television	—	16,837	(16,837)	(100%)
Corporate	4	—	4	100%

Consolidated	$70	396,252	(396,182)	(100%)

Operating (loss) income:
Radio	$14,948	(364,073)	379,021	(104%)
Television	(2,979)	(21,145)	18,166	(86%)
Corporate	(2,540)	(4,053)	1,513	(37%)

Consolidated	$9,429	(389,271)	398,700	(102%)

     The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2009 and 2008. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,		Change
	2009	2008	$	%
	(In thousands)
Net revenue	$37,052	45,180	(8,128)	(18%)
Engineering and programming expenses	11,234	15,464	(4,230)	(27%)
Selling, general and administrative expenses	12,463	17,623	(5,160)	(29%)
Corporate expenses	2,312	3,672	(1,360)	(37%)
Depreciation and amortization	1,570	1,442	128	9%
Gain on disposal of assets, net	(26)	(2)	(24)	1200%
Impairment of FCC broadcasting licenses and restructuring costs	70	396,252	(396,182)	(100%)

Operating income (loss)	$9,429	(389,271)	398,700	(102%)
Interest expense, net	(6,701)	(5,315)	(1,386)	26%
Change in fair value of derivative instrument	(366)	—	(366)	100%
Other income, net	1	—	1	100%
Income tax expense (benefit)	1,904	(100,532)	102,436	(102%)

Net income (loss)	$459	$(294,054)	294,513	(100%)

Net Revenue
     The decrease in our consolidated net revenue of $8.1 million or 18% was mainly due to the decrease in our radio segment net revenue. Our radio segment net revenue decreased $7.8 million or 19%, primarily due to lower local and national sales caused mainly by the decline in economic conditions. The decrease in local sales occurred in all of our markets, with the exception of our Puerto Rico market. The decrease in national sales occurred in all of our markets. Our television segment net revenue decreased $0.3 million or 7%, primarily due to a decrease in local and barter sales.
Engineering and Programming Expenses
     The decrease in our consolidated engineering and programming expenses of $4.2 million or 27% was due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $3.1 million or 31%, primarily related to decreases in compensation and benefits for technical and programming personnel and audience research expenses due to headcount reductions. Our television segment expenses decreased $1.1 million or 21%, primarily due to decreases in original produced programming and compensation and benefits for our technical and programming personnel due to headcount reductions.
Selling, General and Administrative Expenses
     The decrease in our consolidated selling, general and administrative expenses of $5.2 million or 29% was due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $4.3 million or 30%, primarily due to a decrease in advertising, promotional and marketing costs, compensation and benefits for our selling, general and administrative personnel due to headcount reductions, barter expenses and sales commissions. Our television segment expenses decreased $0.8 million or 27%, primarily due to a decrease in advertising, promotional and marketing costs and barter expenses.
Corporate Expenses
     The decrease in corporate expenses was primarily a result of a decrease in professional fees, compensation and benefits for corporate personnel, and travel and entertainment expenses.
Depreciation and Amortization
     The increase in our consolidated depreciation and amortization expenses is directly related to the increase in capital expenditures throughout our Company in the fiscal year 2008, but mainly in our television segment.
Impairment of FCC Broadcasting Licenses and Restructuring Costs
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We have incurred restructuring costs totaling $3.0 million to date, which includes $0.1 million for the three-months ended June 30, 2009, related to the termination of various programming contracts and personnel. In addition, we continue to review further cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its impact on our operations and financial position.

Operating Income (Loss)
     The increase in operating income was mainly due to the decrease in the impairment of FCC broadcasting licenses and restructuring. Also contributing to the increase in operating income was a decrease in our operating expenses, offset by a decrease in our net revenue.
Interest Expense, Net
     In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualifies for hedge accounting. On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and this amount will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the three-months ended June 30, 2009, $1.5 million was reclassified and recorded as interest expense primarily causing the increase in interest expense, net. Also contributing to the increase in interest expense, net was a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
Change in Fair Value of Derivative Instrument
     In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualified for hedge accounting. Therefore, the change in fair value from March 31, 2009 to June 30, 2009 impacted our earnings, which totaled $0.4 million for the three-months ended June 30, 2009.
Income Taxes
     The income tax expense of $1.9 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income (Loss)
     The increase in net income was primarily due to the increase in operating income related primarily to the decreases in impairment of FCC broadcasting licenses and restructuring costs and operating expenses, partially offset by the decreases in net revenue and income tax benefit.
Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2009 and 2008
     The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,		Change
	2009	2008	$	%
	(In thousands)
Net revenue:
Radio	57,365	74,034	(16,669)	(23%)
Television	7,481	7,579	(98)	(1%)

Consolidated	64,846	81,613	(16,767)	(21%)

Engineering and programming expenses:
Radio	14,495	20,152	(5,657)	(28%)
Television	7,744	9,966	(2,222)	(22%)

Consolidated	22,239	30,118	(7,879)	(26%)

Selling, general and administrative expenses:
Radio	19,455	31,870	(12,415)	(39%)
Television	4,370	5,342	(972)	(18%)

Consolidated	23,825	37,212	(13,387)	(36%)

Corporate expenses:	5,173	7,265	(2,092)	(29%)

Depreciation and amortization:
Radio	1,593	1,580	13	1%
Television	1,090	444	646	145%
Corporate	480	780	(300)	(38%)

Consolidated	3,163	2,804	359	13%

(Gain) loss on the disposal of assets, net:
Radio	(20)	(5)	(15)	300%
Television	19	—	19	100%
Corporate	(14)	—	(14)	100%

Consolidated	(15)	(5)	(10)	200%

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	10,614	379,415	(368,801)	(97%)
Television	24	16,837	(16,813)	(100%)
Corporate	48	—	48	100%

Consolidated	10,686	396,252	(385,566)	(97%)

Operating (loss) income:
Radio	11,228	(358,978)	370,206	(103%)
Television	(5,766)	(25,010)	19,244	(77%)
Corporate	(5,687)	(8,045)	2,358	(29%)

Consolidated	(225)	(392,033)	391,808	(100%)

     The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2009 and 2008. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2009	2008	$	%
	(In thousands)
Net revenue	$64,846	81,613	(16,767)	(21%)
Engineering and programming expenses	22,239	30,118	(7,879)	(26%)
Selling, general and administrative expenses	23,825	37,212	(13,387)	(36%)
Corporate expenses	5,173	7,265	(2,092)	(29%)
Depreciation and amortization	3,163	2,804	359	13%
Gain on disposal of assets, net	(15)	(5)	(10)	200%
Impairment of FCC broadcasting licenses and restructuring costs	10,686	396,252	(385,566)	(97%)

Operating loss	$(225)	(392,033)	391,808	(100%)
Interest expense, net	(13,118)	(10,399)	(2,719)	26%
Change in fair value of derivative instrument	2,490	—	2,490	100%
Other income, net	1	1,928	(1,927)	(100%)
Income tax benefit	(365)	(100,532)	100,167	(100%)

Net loss	$(10,487)	$(299,972)	289,485	(97%)

Net Revenue
     The decrease in our consolidated net revenue of $16.8 million or 21% was mainly due to the decrease in our radio segment net revenue. Our radio segment net revenue decreased $16.7 million or 23%, primarily due to lower local and national sales caused mainly by the decline in economic conditions. The decrease in local sales occurred in all of our markets, with the exception of our Chicago market. The decrease in national sales occurred in all of our markets. Our television segment net revenue decreased $0.1 million or 1%, primarily due to a decrease in local and barter sales.
Engineering and Programming Expenses
     The decrease in our consolidated engineering and programming expenses of $7.9 million or 26% was due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $5.7 million or 28%, primarily related to decreases in compensation and benefits for technical and programming personnel and audience research expenses due to headcount reductions. Our television segment expenses decreased $2.2 million or 22%, primarily due to decreases in original produced programming and compensation and benefits for our technical and programming personnel due to headcount reductions.
Selling, General and Administrative Expenses
     The decrease in our consolidated selling, general and administrative expenses of $13.4 million or 36% was primarily due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $12.4 million or 39%, primarily due to a decrease in advertising, promotional and marketing costs, sales commissions, barter expenses, the allowance for doubtful account provision, and compensation and benefits for our selling, general and administrative personnel due to headcount reductions. Our television segment expenses decreased $1.0 million or 18%, primarily due to a decrease in advertising, promotional and marketing costs and barter expenses.
Corporate Expenses
     The decrease in corporate expenses was primarily a result of a decrease in professional fees, travel and entertainment expenses, and compensation and benefits for corporate personnel.
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

     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We have incurred restructuring costs totaling $3.0 million to date, which includes $0.6 million for the six-months ended June 30, 2009, related to the termination of various programming contracts and personnel. In addition, we continue to review further cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its impact on our operations and financial position.
Operating Loss
     The decrease in operating loss was mainly due to the decrease in the impairment of FCC broadcasting licenses and restructuring. Also contributing to the decrease in operating loss was a decrease in our operating expenses, offset by a decrease in our net revenue.
Interest Expense, Net
     In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualifies for hedge accounting. On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and this amount will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the six-months ended June 30, 2009, $2.7 million was reclassified and recorded as interest expense primarily causing the increase in interest expense, net. Also contributing to the increase in interest expense, net was a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
Change in Fair Value of Derivative Instrument
     In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualified for hedge accounting. Therefore, the change in fair value from December 31, 2008 to June 30, 2009 impacted our earnings, which totaled $2.5 million for the six-months ended June 30, 2009.
Income Taxes
     The income tax benefit of $0.4 million arose primarily from the impact of the reduction of our deferred tax liabilities related to the impairment of our FCC broadcasting licenses of approximately $4.1 million, offset primarily by income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Loss
     The decrease in net loss was primarily due to the decrease in operating loss related primarily to the decrease in impairment of FCC broadcasting licenses and restructuring costs and the decrease in operating expenses, partially offset by the decreases in net revenue and income tax benefit.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash and cash equivalents ($37.1 million as of June 30, 2009) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior secured credit facility. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.
     Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreement governing our senior secured credit facility due 2012, and capital expenditures, excluding the acquisitions of FCC licenses. While not significant to us to date, the disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not continue to deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters and legal judgments.
     As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $3.0 million to date, which includes $0.6 million for the six-months ended June 30, 2009, related to the termination of various programming contracts and personnel. In addition, we are reviewing other cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its continued impact on our operations.
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
     The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2009 and 2008, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2009	2008	$
	(In thousands)
Capital expenditures:
Radio	$394	2,317	(1,923)
Television	124	9,699	(9,575)
Corporate	29	363	(334)

Consolidated	$547	12,379	(11,832)

Net cash flows provided by (used in) operating activities	$11,346	(3,086)	14,432
Net cash flows used in investing activities	(335)	(12,352)	12,017
Net cash flows used in financing activities	(6,807)	(6,674)	(133)

Net increase (decrease) in cash and cash equivalents	$4,204	(22,112)

Capital Expenditures
     The decrease in our capital expenditures is a result of the completion of various capital projects, including the build-out and furnishing of the SBS Miami Broadcast Center that was completed in 2008. For the fiscal year 2009, we are projecting capital expenditures to be in the range of $1.2 to $3.0 million, which is a significant decrease from the prior year.
Net Cash Flows Provided by (Used in) Operating Activities
     Changes in our net cash flows from operating activities were primarily a result of the decrease in cash paid to vendors, including interest.
Net Cash Flows Used in Investing Activities
     Changes in our net cash flows from investing activities were a result of the decrease in our capital expenditures due to the completion of various capital projects in 2008, primarily the build-out and furnishing of the SBS Miami Broadcast Center.
Net Cash Flows Used in Financing Activities
     There were no significant changes in our net cash flows from financing activities.
Recent Developments
NASDAQ Delisting Letter and Temporary Postponement
     On October 22, 2008, we received a notification letter (the Letter) from The Nasdaq Stock Market (Nasdaq), notifying us that NASDAQ has suspended, for a three-month period, effective October 16, 2008, the enforcement of the rule requiring a minimum bid price and market value of publicly held shares (the Rule). NASDAQ has said that it will not take any action to delist any security for these concerns during the suspension period. The Letter stated that, given the current extraordinary market conditions, the suspension would remain in effect through Friday, January 16, 2009. Subsequently, NASDAQ extended the suspension through July 31, 2009.

     We had previously received a Staff Deficiency Letter from Nasdaq on August 20, 2008 indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days, and that it was therefore not in compliance with Nasdaq Marketplace Rule 4450(b). The Staff Deficiency Letter further provided that in accordance with the Nasdaq Marketplace Rules, we would be provided 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement.
     We had 124 calendar days remaining in our compliance period as of October 16, 2008, the effective date of NASDAQ’s suspension. Upon reinstatement of the rules on July 31, 2009, we will have the same number of days remaining, or until on or about December 4, 2009, to regain compliance. We may regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.
     During this interim period, our common stock is expected to continue to trade on The NASDAQ Global Market. If compliance with Marketplace Rule 4450(b) cannot be demonstrated on or about December 4, 2009, our common stock will be subject to delisting from The NASDAQ Global Market.
     We intend to use all reasonable efforts to maintain the listing of our common stock on the Nasdaq Global Market, but there can be no guarantee that we will regain compliance with the continued listing requirements, or will be able to demonstrate a plan to sustain compliance in order to avoid delisting from the Nasdaq Global Market.
Dividend Payment on the Series B Preferred Stock
     Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends on the Series B preferred stock at a rate of 10 3/4 % per year, of the $1,000 liquidation preference per share, payable quarterly in arrears. On August 11, 2009 and May 12, 2009, our Board of Directors under management’s recommendation determined that, based on, among other things, the current economic environment and future cash requirements, it would not be prudent to declare or pay the October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $5.0 million. Under the Series B preferred stock certificate of designations, failure to make four consecutive quarterly cash dividend payments will result in the right of the holders of the Series B preferred stock to elect two directors to the board.
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
     Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The election of our board of directors was submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14A under the Securities Exchange Act of 1934, as amended, at the annual meeting of stockholders held on June 3, 2009 (the Annual Meeting).
     At the Annual Meeting, our shareholders approved the election of six director nominees to hold office until their successors are duly elected and qualified. The voting results relating to the director elections are set forth in the tables below.

		Votes Against/
Directors	Votes For	Withheld
Raúl Alarcón, Jr.	257,506,778	11,909,021
Joseph A. Garcia	259,486,594	9,929,205
Antonio S. Fernandez	261,623,842	7,791,957
Jose A. Villamil	262,314,138	7,101,661
Mitchell A. Yelen	262,305,587	7,110,212
Jason L. Shrinsky	260,194,046	9,221,753
     There were no broker non-votes.

Item 5.	Other Information
     Effective as of August 11, 2009, Antonio S. Fernandez voluntarily resigned from our board of directors (the Board). Mr. Fernandez’ resignation was due to personal reasons as he could no longer devote the time and attention required to adequately fulfill his responsibilities as a member of the Board and not as a result of any disagreement with the Company. Mr. Fernandez was the chairman of the Audit Committee and a member of the Compensation Committee. Accordingly, our Board is now comprised of Raul Alarcon, Jr., Joseph A. Garcia, Jose A. Villamil, Mitchell A. Yelen and Jason L. Shrinsky.

Item 6.	Exhibits
(a) Exhibits
     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description

3.1 —	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2 —	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3 —	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4 —	Certificate of Elimination of 141/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1 —	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

4.2 —	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3 —	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 103/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

Exhibit
Number	Exhibit Description

4.4 —	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5 —	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6 —	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7 —	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8 —	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 8, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9 —	Indenture with respect to 95/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”).

4.10 —	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11 —	Certificate of Elimination of 141/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12 —	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

4.13 —	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

31.1 —	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 12, 2009

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