Form 10-Q
period 2009-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2009-11-12
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2009, 41,540,847 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$45,768	32,852
Receivables, net of allowance for doubtful accounts of $1,302 in 2009 and $1,675 in 2008	28,897	27,580
Prepaid expenses and other current assets	3,765	4,426

Total current assets	78,430	64,858

Property and equipment, net of accumulated depreciation of $46,745 in 2009 and $43,567 in 2008	48,183	52,411
FCC broadcasting licenses	321,101	331,224
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $205 in 2009 and $178 in 2008	1,229	1,256
Deferred financing costs, net of accumulated amortization of $4,760 in 2009 and $3,956 in 2008	2,841	3,646
Other assets	2,272	3,066

Total assets	$486,862	489,267

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,647	15,428
Accrued interest	7,952	486
Unearned revenue	467	560
Other liabilities	51	66
Derivative instruments	8,205	—
Senior credit facility revolver due 2010	15,000	—
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	445	438
Series B cumulative exchangeable redeemable preferred stock dividends payable	4,550	2,068

Total current liabilities	56,567	22,296

Other liabilities, less current portion	104	139
Derivative instruments	651	12,541
Senior credit facility revolver due 2010	—	15,000
Senior credit facility term loan due 2012, less current portion	307,125	309,563
Other long-term debt, less current portion	6,718	7,052
Deferred income taxes	69,930	68,082

Total liabilities	441,095	434,673

Commitments and contingencies (note 7)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,540,847 and 41,445,222 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	524,936	524,722
Accumulated other comprehensive loss	(3,838)	(8,187)
Accumulated deficit	(567,690)	(554,300)

Total stockholders’ deficit	(46,582)	(37,755)

Total liabilities and stockholders’ deficit	$486,862	489,267

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net revenue	$38,582	41,253	103,428	122,866

Operating expenses:
Engineering and programming	9,591	13,992	31,830	44,110
Selling, general and administrative	12,775	16,585	36,600	53,797
Corporate expenses	2,372	2,707	7,545	9,972
Depreciation and amortization	1,574	1,792	4,737	4,596

Total operating expenses	26,312	35,076	80,712	112,475
Gain on the disposal of assets, net	(14)	(5)	(29)	(10)
Impairment of FCC broadcasting licenses and restructuring costs	—	2,199	10,686	398,451

Operating income (loss)	12,284	3,983	12,059	(388,050)

Other (expense) income:
Interest expense, net	(6,723)	(5,686)	(19,841)	(16,085)
Change in fair value of derivative instrument	958	3,585	3,448	3,585
Other, net	—	—	1	1,928

Income (loss) before income taxes	6,519	1,882	(4,333)	(398,622)
Income tax expense (benefit)	1,976	2,325	1,611	(98,207)

Net income (loss)	4,543	(443)	(5,944)	(300,415)
Dividends on Series B preferred stock	(2,482)	(2,417)	(7,446)	(7,251)

Net income (loss) applicable to common stockholders	$2,061	(2,860)	(13,390)	(307,666)

Basic and diluted net income (loss) per common share	$0.03	(0.04)	(0.18)	(4.25)

Weighted average common shares outstanding:
Basic	72,515	72,418	72,507	72,409

Diluted	72,555	72,418	72,507	72,409

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Loss for the Nine-Months Ended September 30, 2009

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
	(In thousands, except share data)
Balance at December 31, 2008	380,000	$4	41,445,222	$4	23,403,500	$2	$524,722	$(8,187)	$(554,300)	$(37,755)
Issuance of Class A common stock from vesting of restricted stock	—	—	95,625	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	214	—	—	214
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,446)	(7,446)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(5,944)	(5,944)
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	4,112	—	4,112
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	237	—	237

Comprehensive loss										(1,595)

Balance at September 30, 2009	380,000	$4	41,540,847	$4	23,403,500	$2	$524,936	$(3,838)	$(567,690)	$(46,582)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended
	September 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(5,944)	(300,415)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on the sale of assets	(29)	(10)
Impairment of FCC broadcasting licenses	10,123	398,451
Stock-based compensation	214	600
Depreciation and amortization	4,737	4,596
Net barter income	(370)	(144)
Provision for trade doubtful accounts	335	717
Amortization of deferred financing costs	805	826
Amortization of non-interest bearing promissory note payable	—	1,047
Deferred income taxes	1,848	(98,350)
Unearned revenue	116	(1,731)
Accretion of the time-value of money component related to unearned revenue	—	122
Change in fair value of derivative instrument	664	(3,403)
Amortization of deferred commitment fee	—	(56)
Amortization of other liabilities	(50)	(50)
Changes in operating assets and liabilities:
Trade receivables	(1,491)	5,628
Prepaid expenses and other current assets	661	(3,585)
Other assets	794	(933)
Accounts payable and accrued expenses	1,355	(5,579)
Unearned revenue	—	617
Accrued interest	7,466	45

Net cash provided by (used in) operating activities	21,234	(1,607)

Cash flows from investing activities:
Purchases of property and equipment	(815)	(9,763)
Acquisition of a building and its related building improvements	—	(5,828)
Proceeds from the sale of property and equipment	226	—
Proceeds from an insurance recovery	—	91

Net cash used in investing activities	(589)	(15,500)

Cash flows from financing activities:
Payment of senior secured credit facility term loan 2012	(2,438)	(2,438)
Payment of Series B preferred stock cash dividends	(4,964)	(7,251)
Payments of other long-term debt	(327)	(321)

Net cash used in financing activities	(7,729)	(10,010)

Net increase (decrease) in cash and cash equivalents	12,916	(27,117)

Cash and cash equivalents at beginning of period	32,852	61,122

Cash and cash equivalents at end of period	$45,768	34,005

Supplemental cash flows information:
Interest paid	$7,467	14,893

Income taxes paid, net	29	22

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividend not declared	$4,550	—

Accrual of Series B preferred stock as payment of preferred stock dividend	$—	2,014

Unrealized gain (loss) on derivative instruments	$237	(4,460)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and December 31, 2008 and for the three- and nine-month periods ended September 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2008, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. We evaluated subsequent events after the balance sheet date of September 30, 2009 through the financial statements issuance date of November 12, 2009. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results for a full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Significant items subject to such estimates and assumptions include; the useful lives of fixed assets, allowance for doubtful accounts, the valuation of derivatives, deferred tax assets, fixed assets, intangible assets, stock-based compensation, contingencies and litigation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in advertising spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.
2. Stockholders’ Deficit
(a) Series C Convertible Preferred Stock
On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (Infinity SF) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (SBS Bay Area), we issued to CBS Radio an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the Series C preferred stock), each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock, $0.0001 par value per share (the Class A common stock).
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

1999 Stock Option Plans
In September 1999, we adopted an employee incentive stock option plan (the 1999 ISO Plan) and a non-employee director stock option plan (the 1999 NQ Plan, and together with the 1999 ISO Plan, the 1999 Stock Option Plans). Options granted under the 1999 ISO Plan will vest according to terms to be determined by the compensation committee of our board of directors, and will have a contractual life of up to 10 years from the date of grant. Options granted under the 1999 NQ Plan will vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. In September 2009, our 1999 Stock Options Plans expired; therefore, no more options can be granted under these plans. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expired on November 2, 2009.
Stock Options
Stock options have only been granted to employees and directors under our 1999 Stock Option Plans. Our stock options have various vesting schedules and are subject to the employees continuing their service to SBS. We recognize compensation expense based on the estimated grant date fair value using the Black-Scholes option pricing model and recognize the compensation expense using a straight-line amortization method. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. Ultimately, our stock-based compensation expense is based on awards that vest. Our stock-based compensation has been reduced for estimated forfeitures.
A summary of the status of our stock options, as of December 31, 2008 and September 30, 2009, and changes during the nine-months ended September 30, 2009, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2008	2,747	$10.17
Granted	—	—
Exercised	—	—
Forfeited	(85)	8.38

Outstanding at September 30, 2009	2,662	$10.23	$—	3.6

Exercisable at September 30, 2009	2,584	$10.49	$—	3.5

During the nine-months ended September 30, 2009 and 2008, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2009 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$0.20 – 4.99	522	78	$2.49	7.1	522	$2.64
5.00 – 9.99	1,159	—	8.19	3.7	1,159	8.19
10.00 – 14.99	198	—	10.79	5.0	198	10.79
15.00 – 20.00	705	—	20.00	0.1	705	20.00

	2,584	78	$10.23	3.6	2,584	$10.49

Nonvested Shares
Nonvested shares (restricted stock or restricted stock units) are awarded to employees under our Omnibus Plan. In general, nonvested shares will vest over three to five years and are subject to the employees continuing their service to us. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.

A summary of the status of our nonvested shares, as of December 31, 2008 and September 30, 2009, and changes during the nine-months ended September 30, 2009, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2008	225	$1.75
Awarded	—	—
Vested	(96)	1.77
Forfeited	—	—

Nonvested at September 30, 2009	129	$1.74

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
During the three-month period ended September 30, 2009, common stock equivalents included in the calculation amounted to 40 thousand for the period. Common stock equivalents were not considered in the calculation for the nine-month period ended September 30, 2009 and for the three- and nine-month periods ended September 30, 2008, since their effect would be anti-dilutive. If included, the common stock equivalents for these periods would have amounted to six thousand, zero, and zero, respectively.

4. Operating Segments
We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended				Nine-Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)
Net revenue:
Radio	$34,558	36,411	(1,853)	(5%)	91,923	110,445	(18,522)	(17%)
Television	4,024	4,842	(818)	(17%)	11,505	12,421	(916)	(7%)

Consolidated	$38,582	41,253	(2,671)	(6%)	103,428	122,866	(19,438)	(16%)

Engineering and programming expenses:
Radio	$6,478	9,438	(2,960)	(31%)	20,973	29,590	(8,617)	(29%)
Television	3,113	4,554	(1,441)	(32%)	10,857	14,520	(3,663)	(25%)

Consolidated	$9,591	13,992	(4,401)	(31%)	31,830	44,110	(12,280)	(28%)

Selling, general and administrative expenses:
Radio	$10,902	13,579	(2,677)	(20%)	30,357	45,449	(15,092)	(33%)
Television	1,873	3,006	(1,133)	(38%)	6,243	8,348	(2,105)	(25%)

Consolidated	$12,775	16,585	(3,810)	(23%)	36,600	53,797	(17,197)	(32%)

Corporate expenses:	$2,372	2,707	(335)	(12%)	7,545	9,972	(2,427)	(24%)

Depreciation and amortization:
Radio	$781	817	(36)	(4%)	2,374	2,397	(23)	(1%)
Television	556	578	(22)	(4%)	1,646	1,022	624	61%
Corporate	237	397	(160)	(40%)	717	1,177	(460)	(39%)

Consolidated	$1,574	1,792	(218)	(12%)	4,737	4,596	141	3%

(Gain) loss on the disposal of assets, net:
Radio	$(6)	(5)	(1)	20%	(26)	(10)	(16)	160%
Television	—	—	—	0%	19	—	19	100%
Corporate	(8)	—	(8)	100%	(22)	—	(22)	100%

Consolidated	$(14)	(5)	(9)	180%	(29)	(10)	(19)	190%

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	$—	2,191	(2,191)	(100%)	10,614	381,606	(370,992)	(97%)
Television	—	8	(8)	(100%)	24	16,845	(16,821)	(100%)
Corporate	—	—	—	100%	48	—	48	100%

Consolidated	$—	2,199	(2,199)	(100%)	10,686	398,451	(387,765)	(97%)

Operating (loss) income:
Radio	$16,403	10,391	6,012	58%	27,631	(348,587)	376,218	(108%)
Television	(1,518)	(3,304)	1,786	(54%)	(7,284)	(28,314)	21,030	(74%)
Corporate	(2,601)	(3,104)	503	(16%)	(8,288)	(11,149)	2,861	(26%)

Consolidated	$12,284	3,983	8,301	208%	12,059	(388,050)	400,109	(103%)

Capital expenditures:
Radio	$34	326	(292)	(90%)	428	2,643	(2,215)	(84%)
Television	214	2,826	(2,612)	(92%)	338	12,525	(12,187)	(97%)
Corporate	20	60	(40)	(67%)	49	423	(374)	(88%)

Consolidated	$268	3,212	(2,944)	(92%)	815	15,591	(14,776)	(95%)

	September 30,	December 31,
	2009	2008
	(In thousands)
Total Assets:
Radio	$425,101	422,827
Television	54,386	57,225
Corporate	7,375	9,215

Consolidated	$486,862	489,267

5. Comprehensive Income (Loss)
Our total comprehensive income (loss), comprised of net income (loss), amounts reclassified to earnings during the period, and unrealized (loss) gain on derivative instruments, for the three- and nine-months ended September 30, 2009 and 2008, respectively, was as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$4,543	(443)	(5,944)	(300,415)
Other comprehensive loss:
Amounts reclassified to earnings during the period	1,421	—	4,112
Unrealized (loss) gain on derivative instruments	(122)	(3,200)	237	(4,460)

Total comprehensive income (loss)	$5,842	(3,643)	(1,595)	(304,875)

6. Income Taxes
We have determined that due to a number of reasons, we are no longer able to estimate our annual effective tax rate during our interim periods, which would be applied to our pre-tax ordinary income. We are calculating our effective income tax rate using a year to date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the reversal of our deferred tax liabilities related to our intangible assets, which could no longer be assured over our net operating loss carry forward period. Therefore, our effective tax rate is impacted by the establishment of a valuation allowance on substantially all of our deferred tax assets.
We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2005 through 2008. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2004 through 2008.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements, as of September 30, 2009 and December 31, 2008.
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
On June 11, 2009, pursuant to a motion filed on April 2, 2009, the Southern District of New York issued a preliminary order of approval of a settlement of all of the consolidated cases, including the case against us. On September 19, 2009, the Southern District of New York conducted a hearing regarding the final approval of the settlement of all consolidated cases and, on October 5, 2009, issued an opinion finally approving the settlement. The settlement, which is subject to appeal, will result in a release of all claims against the Underwriter and Issuer Defendants, and their officers and directors (the settling defendants), in exchange for an aggregate sum of approximately $600 million (the settlement amount) to be paid into a settlement fund for the benefit of the class plaintiffs. SBS’ and the individual defendants’ share of the settlement amount would be fully funded by insurance. On October 23, 2009, a petition for leave to appeal the Southern District of New York’s class definition for purposes of settlement was filed by Fensterstock & Partners LLP on behalf of Objectors Lester Baum, Mike Hart, and Sue Shadley. Plaintiffs plan to file an opposition to the petition, in which the Issuers and Underwriter Defendants may join. Based on the current developments, we believe that it is unlikely that this litigation will result in any material liability to us or the individual defendants that would not be covered by existing insurance.
8. Impairment of FCC Broadcasting Licenses and Restructuring Costs
FCC Broadcasting Licenses
We generally perform our annual impairment test of our indefinite-lived intangibles during the fourth quarter of the fiscal year but, given the deteriorating economic conditions and revenue declines in the broadcasting industry, we performed an interim impairment test on March 31, 2009.
As a result of our interim impairment testing, for the nine-months ended September 30, 2009, we recorded a non-cash impairment loss of approximately $10.1 million that reduced the carrying values of our FCC broadcasting licenses in our Chicago and San Francisco markets. The tax impact of the impairment loss was an approximate $4.1 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.
The impairment loss was due to changes in estimates and assumptions which were primarily: (a) lower industry advertising revenue growth projections in our respective markets, and (b) lower industry profit margins.
We adopted the provision of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-30-50-2, “Determination of the Useful Life of Intangible Assets” (ASC 350-30-50-2) as of January 1, 2009. ASC 350-30-50-2 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. More specifically, ASC 350-30-50-2 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. The adoption of ASC 350-30-50-2 did not have a material impact to our financial statements.
Restructuring Costs
As a result of the continued deterioration of the economy and the decrease in the demand for advertising, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We have incurred restructuring costs totaling $3.0 million to date, which include $0.6 million for the nine-months ended September 30, 2009, related to the termination of various programming contracts and personnel. In addition, we will continue to review further cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its impact on our operations and financial position.

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
Derivatives and Hedging Activities
At September 30, 2009, derivative financial instruments are comprised of the following (in thousands):

		Fixed		Fair
	Notional	Interest	Expiration	Value
Agreement	Amount	Rate	Date	Liability
Interest rate swap	$310,375	5.98%	June 30, 2010	$8,205
Interest rate swap	6,834	6.31%	January 4, 2017	651

	$317,209			$8,856

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
On September 15, 2008, the accumulated other comprehensive loss associated with this hedge was $7.8 million and will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the three- and nine-months ended September 30, 2009, $1.4 million and $4.1 million, respectively, were reclassified and recorded as interest expense. During the fiscal year December 31, 2009, we estimate that $5.4 million will be reclassified and recorded as interest expense.
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

Fair Value Disclosure of Derivative Instruments
The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair Value Measurements at September 30, 2009
		Liabilities
		Quoted Prices in	Significant
	September 30, 2009	Active Markets	Other	Significant
	Carrying Value and	for Identical	Observable	Unobservable
	Balance Sheet Location	Instruments	Inputs	Inputs
Description	Derivative instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as cash flow hedging instrument:
Interest rate swap	$651	—	651	—

Derivative no longer designated as cash flow hedging instrument:
Interest rate swap	$8,205	—	8,205	—

Total	$8,856	—	8,856	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended		Nine-Months Ended
Interest rate swaps	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
(Loss) gain recognized in other comprehensive loss (effective portion)	$(122)	(3,200)	$237	(4,460)

Loss reclassified from accumulated other comprehensive loss into interest expense	1,421	—	4,112	—
Gain recognized in change in fair value of derivative instrument	958	3,585	3,448	3,585
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
The estimated fair values of our financial instruments are as follows (in millions):

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facility term loan	$310.4	217.3	312.8	87.6
10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	46.2	92.3	23.1

Promissory note payable, included in other long-term debt	6.8	6.7	7.1	7.1
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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2009 and 2008
The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,		Change
	2009	2008	$	%
		(In thousands)
Net revenue:
Radio	$34,558	36,411	(1,853)	(5%)
Television	4,024	4,842	(818)	(17%)

Consolidated	$38,582	41,253	(2,671)	(6%)

Engineering and programming expenses:
Radio	$6,478	9,438	(2,960)	(31%)
Television	3,113	4,554	(1,441)	(32%)

Consolidated	$9,591	13,992	(4,401)	(31%)

Selling, general and administrative expenses:
Radio	$10,902	13,579	(2,677)	(20%)
Television	1,873	3,006	(1,133)	(38%)

Consolidated	$12,775	16,585	(3,810)	(23%)

Corporate expenses:	$2,372	2,707	(335)	(12%)

Depreciation and amortization:
Radio	$781	817	(36)	(4%)
Television	556	578	(22)	(4%)
Corporate	237	397	(160)	(40%)

Consolidated	$1,574	1,792	(218)	(12%)

(Gain) loss on the disposal of assets, net:
Radio	$(6)	(5)	(1)	20%
Television	—	—	—	0%
Corporate	(8)	—	(8)	100%

Consolidated	$(14)	(5)	(9)	180%

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	$—	2,191	(2,191)	(100%)
Television	—	8	(8)	(100%)
Corporate	—	—	—	100%

Consolidated	$—	2,199	(2,199)	(100%)

Operating (loss) income:
Radio	$16,403	10,391	6,012	58%
Television	(1,518)	(3,304)	1,786	(54%)
Corporate	(2,601)	(3,104)	503	(16%)

Consolidated	$12,284	3,983	8,301	208%

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2009 and 2008. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,		Change
	2009	2008	$	%
		(In thousands)
Net revenue	$38,582	41,253	(2,671)	(6%)
Engineering and programming expenses	9,591	13,992	(4,401)	(31%)
Selling, general and administrative expenses	12,775	16,585	(3,810)	(23%)
Corporate expenses	2,372	2,707	(335)	(12%)
Depreciation and amortization	1,574	1,792	(218)	(12%)
Gain on disposal of assets, net	(14)	(5)	(9)	180%
Impairment of FCC broadcasting licenses and restructuring costs	—	2,199	(2,199)	(100%)

Operating income	$12,284	3,983	8,301	208%
Interest expense, net	(6,723)	(5,686)	(1,037)	18%
Change in fair value of derivative instrument	958	3,585	(2,627)	(73%)
Other income, net	—	—	—	100%
Income tax expense	1,976	2,325	(349)	(15%)

Net income (loss)	$4,543	$(443)	4,986	(1126%)

Net Revenue
The decrease in our consolidated net revenue of $2.7 million or 6% was mainly due to the decrease in our radio segment net revenue. Our radio segment net revenue decreased $1.9 million or 5%, primarily due to lower local and barter sales caused mainly by the decline in economic conditions. The decrease in local sales occurred in all of our markets, with the exception of our San Francisco market. The decrease in barter sales occurred in all of our markets, with the exception of our New York and Miami markets. Our television segment net revenue decreased $0.8 million or 17%, primarily due to a decrease in barter sales and local spot sales.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $4.4 million or 31% was due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $3.0 million or 31%, primarily related to decreases in compensation and benefits for technical and programming personnel and audience research expenses due to headcount reductions. Our television segment expenses decreased $1.4 million or 32%, primarily due to decreases in original produced programming and compensation and benefits for our technical and programming personnel due to headcount reductions.
Selling, General and Administrative Expenses
The decrease in our consolidated selling, general and administrative expenses of $3.8 million or 23% was due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $2.7 million or 20%, primarily due to a decrease in advertising, promotional and marketing costs, compensation and benefits for our selling, general and administrative personnel due to headcount reductions, barter expenses and sales commissions. Our television segment expenses decreased $1.1 million or 38%, primarily due to a decrease in advertising, promotional and marketing costs, barter expenses and compensation and benefits for our selling, general and administrative personnel due to headcount reductions.
Corporate Expenses
The decrease in corporate expenses was primarily a result of a decrease in professional fees and travel and entertainment expenses.
Operating Income (Loss)
The increase in operating income was mainly due to the decrease in our operating expenses. Also contributing to the increase in operating income was a decrease in the impairment of FCC broadcasting licenses and restructuring costs, offset by a decrease in our net revenue.
Interest Expense, Net
In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualifies for hedge accounting. On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and this amount will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the three-months ended September 30, 2009, $1.4 million was reclassified and recorded as interest expense primarily causing the increase in interest expense, net. Also contributing to the increase in interest expense, net was a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
Change in Fair Value of Derivative Instrument
In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualified for hedge accounting. Therefore, the change in fair value from June 30, 2009 to September 30, 2009 impacted our earnings, which totaled $1.0 million for the three-months ended September 30, 2009.
Income Taxes
The income tax expense of $1.9 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income (Loss)
The increase in net income was primarily due to the increase in operating income related primarily to the decreases in operating expenses and in the impairment of FCC broadcasting licenses and restructuring costs, partially offset by the decrease in the change in fair value of derivative instrument and increase in interest expense.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2009 and 2008
The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,		Change
	2009	2008	$	%
		(In thousands)
Net revenue:
Radio	91,923	110,445	(18,522)	(17%)
Television	11,505	12,421	(916)	(7%)

Consolidated	103,428	122,866	(19,438)	(16%)

Engineering and programming expenses:
Radio	20,973	29,590	(8,617)	(29%)
Television	10,857	14,520	(3,663)	(25%)

Consolidated	31,830	44,110	(12,280)	(28%)

Selling, general and administrative expenses:
Radio	30,357	45,449	(15,092)	(33%)
Television	6,243	8,348	(2,105)	(25%)

Consolidated	36,600	53,797	(17,197)	(32%)

Corporate expenses:	7,545	9,972	(2,427)	(24%)

Depreciation and amortization:
Radio	2,374	2,397	(23)	(1%)
Television	1,646	1,022	624	61%
Corporate	717	1,177	(460)	(39%)

Consolidated	4,737	4,596	141	3%

(Gain) loss on the disposal of assets, net:
Radio	(26)	(10)	(16)	160%
Television	19	—	19	100%
Corporate	(22)	—	(22)	100%

Consolidated	(29)	(10)	(19)	190%

Impairment of FCC broadcasting licenses and restructuring costs:
Radio	10,614	381,606	(370,992)	(97%)
Television	24	16,845	(16,821)	(100%)
Corporate	48	—	48	100%

Consolidated	10,686	398,451	(387,765)	(97%)

Operating (loss) income:
Radio	27,631	(348,587)	376,218	(108%)
Television	(7,284)	(28,314)	21,030	(74%)
Corporate	(8,288)	(11,149)	2,861	(26%)

Consolidated	12,059	(388,050)	400,109	(103%)

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2009 and 2008. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2009	2008	$	%
		(In thousands)
Net revenue	$103,428	122,866	(19,438)	(16%)
Engineering and programming expenses	31,830	44,110	(12,280)	(28%)
Selling, general and administrative expenses	36,600	53,797	(17,197)	(32%)
Corporate expenses	7,545	9,972	(2,427)	(24%)
Depreciation and amortization	4,737	4,596	141	3%
Gain on disposal of assets, net	(29)	(10)	(19)	190%
Impairment of FCC broadcasting licenses and restructuring costs	10,686	398,451	(387,765)	(97%)

Operating income (loss)	$12,059	(388,050)	400,109	(103%)
Interest expense, net	(19,841)	(16,085)	(3,756)	23%
Change in fair value of derivative instrument	3,448	3,585	(137)	(4%)
Other income, net	1	1,928	(1,927)	(100%)
Income tax expense (benefit)	1,611	(98,207)	99,818	(102%)

Net loss	$(5,944)	$(300,415)	294,471	(98%)

Net Revenue
The decrease in our consolidated net revenue of $19.4 million or 16% was mainly due to the decrease in our radio segment net revenue. Our radio segment net revenue decreased $18.5 million or 17%, primarily due to lower local, national, and barter sales caused mainly by the decline in economic conditions. The decrease in local, national and barter sales occurred in all of our markets. Our television segment net revenue decreased $0.9 million or 7%, primarily due to a decrease in barter sales and local spot sales.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $12.3 million or 28% was due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $8.6 million or 29%, primarily related to decreases in compensation and benefits for technical and programming personnel and audience research expenses due to headcount reductions. Our television segment expenses decreased $3.7 million or 25%, primarily due to decreases in original produced programming and compensation and benefits for our technical and programming personnel due to headcount reductions.
Selling, General and Administrative Expenses
The decrease in our consolidated selling, general and administrative expenses of $17.2 million or 32% was primarily due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $15.1 million or 33%, primarily due to a decrease in advertising, promotional and marketing costs, sales commissions, barter expenses, the allowance for doubtful account provision, and compensation and benefits for our selling, general and administrative personnel due to headcount reductions. Our television segment expenses decreased $2.1 million or 25%, primarily due to a decrease in advertising, promotional and marketing costs and barter expenses.
Corporate Expenses
The decrease in corporate expenses was primarily a result of a decrease in professional fees, travel and entertainment expenses, and compensation and benefits for corporate personnel.
Impairment of FCC Broadcasting Licenses and Restructuring Costs
As a result of our impairment testing of our indefinite-lived intangible assets and goodwill, we recorded a non-cash impairment loss of approximately $10.1 million that reduced the carrying values of our FCC broadcasting licenses in our Chicago and San Francisco markets. The impairment loss was due to changes in estimates and assumptions which were primarily: (a) lower industry advertising revenue growth projections in our respective markets, and (b) lower industry profit margins.
As a result of the continued deterioration of the economy and the decrease in the demand for advertising, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We have incurred restructuring costs totaling $3.0 million to date, which include $0.6 million for the nine-months ended September 30, 2009, related to the termination of various programming contracts and personnel. In addition, we will continue to review further cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its impact on our operations and financial position.
Operating Income
The increase in operating income was mainly due to the decrease in the impairment of FCC broadcasting licenses and restructuring costs. Also contributing to the increase in operating income was a decrease in our operating expenses, offset by a decrease in our net revenue.
Interest Expense, Net
In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualifies for hedge accounting. On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and this amount will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the nine-months ended September 30, 2009, $4.1 million was reclassified and recorded as interest expense primarily causing the increase in interest expense, net. Also contributing to the increase in interest expense, net was a decrease in interest income, resulting from a general decline in interest rates on our lower cash balances.
Change in Fair Value of Derivative Instrument
In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualified for hedge accounting. Therefore, the change in fair value from December 31, 2008 to September 30, 2009 impacted our earnings, which totaled $3.4 million for the nine-months ended September 30, 2009.

Income Taxes
The income tax expense of $1.6 million arose primarily from the tax amortization of our FCC broadcasting licenses, offset by the impact of the reduction of our deferred tax liabilities related to the impairment of our FCC broadcasting licenses of approximately $4.1 million.
Net Loss
The decrease in net loss was primarily due to the decrease in operating loss related primarily to the decrease in impairment of FCC broadcasting licenses and restructuring costs and the decrease in operating expenses, partially offset by the decreases in net revenue and income tax benefit.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($45.8 million as of September 30, 2009) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior secured credit facility. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates and consolidations and mergers, among other things.
Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreement governing our senior secured credit facility revolver due 2010 and senior secured credit facility term loan due 2012, and capital expenditures, excluding the acquisitions of FCC licenses. While not significant to us to date, the disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not continue to deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters and legal judgments.
As a result of the decrease in the demand for advertising and the continued deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company and have incurred costs totaling $3.0 million to date, which includes $0.6 million for the nine-months ended September 30, 2009, related to the termination of various programming contracts and personnel. In addition, we are reviewing other cost-cutting measures, as we continue to evaluate the scope and duration of the current economic slowdown and its continued impact on our operations.
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

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2009 and 2008, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2009	2008	$
	(In thousands)
Capital expenditures:
Radio	$428	2,643	(2,215)
Television	338	12,525	(12,187)
Corporate	49	423	(374)

Consolidated	$815	15,591	(14,776)

Net cash flows provided by (used in) operating activities	$21,234	(1,607)	22,841
Net cash flows used in investing activities	(589)	(15,500)	14,911
Net cash flows used in financing activities	(7,729)	(10,010)	2,281

Net increase (decrease) in cash and cash equivalents	$12,916	(27,117)

Capital Expenditures
The decrease in our capital expenditures is a result of the completion of various capital projects, including the build-out and furnishing of the SBS Miami Broadcast Center that was completed in 2008. For the fiscal year 2009, we are projecting capital expenditures to be in the range of $1.0 to $1.5 million, which is a significant decrease from the prior year.
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
Net Cash Flows Used in Financing Activities
Changes in our net cash flows from financing activities were a result of our determination that, based on, among other things, the current economic environment and future cash requirements, it would not be prudent to declare or pay cash dividends on our Series B preferred stock which were due on July 15, 2009.
Recent Developments
NASDAQ Notification Letters
NASDAQ Delisting Letter and Temporary Postponement
On August 20, 2008, we received a Staff Deficiency Letter (the Staff Deficiency Letter) from The Nasdaq Stock Market (NASDAQ) indicating that the minimum bid price of our common stock had fallen below $1.00 for 30 consecutive trading days, and therefore not in compliance with NASDAQ Marketplace Rule 4450(b). The Staff Deficiency Letter further provided that in accordance with the NASDAQ Marketplace Rules, we would be provided 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement.
On October 22, 2008, we received a notification letter (the Notification Letter) from NASDAQ, notifying us that NASDAQ had suspended the enforcement of the rule requiring a minimum bid price and market value of publicly held shares (the Rule) for a three-month period, effective October 16, 2008. NASDAQ indicated that they would not take any action to delist any security for these concerns during the suspension period. The Notification Letter stated that, given the current extraordinary market conditions, the suspension would remain in effect through January 16, 2009. Subsequently, NASDAQ extended the suspension through July 31, 2009. Upon reinstatement of the Rule, we have 124 calendar days remaining in our compliance period, or until on or about December 4, 2009, to regain compliance. We may regain compliance, either during the suspension or during the compliance period resuming after the suspension, by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days.
We intend to use all reasonable efforts to maintain the listing of our common stock on the NASDAQ Global Market, but there can be no guarantee that we will regain compliance with the continued listing requirements, or will be able to demonstrate a plan to sustain compliance in order to avoid delisting from the NASDAQ Global Market.

NASDAQ Audit Committee Compliance Letter
On August 14, 2009, we notified NASDAQ that due to the vacancy in our Audit Committee created by Antonio Fernandez’ voluntary resignation as a member of the Board, we were no longer in compliance with NASDAQ Marketplace Rule 5605 (Rule 5605), which requires that the Audit Committee be comprised of at least three members, each of whom are independent.
As a result, on August 27, 2009, we received a letter from NASDAQ notifying us that we were not in compliance with the audit committee requirements as set forth in Rule 5605 and advising us that, consistent with NASDAQ Marketplace Rule 5605(c)(4)(A), NASDAQ will provide us the following cure period to regain compliance:
•	until the earlier of our next annual shareholders’ meeting or August 11, 2010; or

•	if the next annual shareholders’ meeting is held before February 8, 2010, no later than February 8, 2010.
Since we intend to hold our next annual shareholders’ meeting after February 8, 2010 and before August 11, 2010, we will have until our next annual shareholders’ meeting to regain compliance. An active search for Mr. Fernandez’ replacement is currently underway and we fully intend to regain compliance with Rule 5605 within the cure period allowed by NASDAQ.
Dividend Payment on the Series B Preferred Stock
Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends on the Series B preferred stock at a rate of 10 3/4 % per year, of the $1,000 liquidation preference per share, payable quarterly in arrears. On November 10, 2009, August 11, 2009 and May 12, 2009, our Board of Directors, under management’s recommendation, determined that based on, among other things, the current economic environment and future cash requirements, it would not be prudent to declare or pay the January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $7.5 million. Under the Series B preferred stock certificate of designations, failure to make four consecutive quarterly cash dividend payments will result in the right of the holders of the Series B preferred stock to elect two directors to the board.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncements
In the quarter ended September 30, 2009, we adopted the FASB ASC Topic 105 “Generally Accepted Accounting Principles” (ASC 105). ASC 105 does not amend GAAP, but codifies previous accounting literature and revises the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. All of the content included in the FASB Accounting Standards Codification will be considered authoritative.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS No. 166) which has not yet been codified in the ASC. This statement removes the concept of a qualifying special-purpose entity (QSPE) and eliminates the exception from applying FASB ASC 810-10 Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Furthermore, SFAS No. 166 establishes specific conditions to account for a transfer of financial assets as a sale, changes the requirements for derecognizing financial assets and requires additional disclosure. SFAS No. 166 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on January 1, 2010. We do not anticipate that the adoption of SFAS No. 166 will have a significant impact on the Company.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167) which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance that requires an enterprise to perform an analysis to identify the primary beneficiary of a Variable Interest Entity (VIE), a qualitatively on-going re-assessment on whether the enterprise is the primary beneficiary of the VIE and additional disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. In addition, this statement revises the methods utilized for determining whether an entity is a VIE and the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on January 1, 2010. We do not anticipate that the adoption of SFAS No. 167 will have a significant impact on the Company.
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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Date: November 12, 2009

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

Exhibit
Number		Exhibit Description

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—
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