Form 10-K
period 2009-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2010-03-25
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 41,499,222 shares of Class A common stock, par value $0.0001 per share, and 23,403,500 shares of Class B common stock, par value $0.0001 per share, outstanding. As of June 30, 2009, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $7.4 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $1 thousand. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 30, 2009 of $0.18 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)
As of March 23, 2010, 41,596,513 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.
Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the Proxy Statement) to be filed pursuant to Regulation 14A with respect to the registrant’s 2010 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Special Note Regarding Forward-Looking Statements
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This annual report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Spanish Broadcasting System, Inc. intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. “Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the Commission) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part I of this Report. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See Item 1A. Risk Factors.
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
We also own two television stations, which operate as one television operation, branded “MegaTV”. MegaTV reaches approximately 2.0 million households in the South Florida market, and through affiliation, programming and local marketing agreements nationally throughout the U.S., including Puerto Rico, we reach approximately 4.5 million households.

As part of our media operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites, which are bilingual (Spanish-English) websites providing content related to Latin music, entertainment, news and culture. We also produce live concerts and events throughout the United States, including Puerto Rico.
Mr. Raúl Alarcón, Jr. became Chairman of our Board of Directors when we completed our initial public offering on November 2, 1999 and has been our Chief Executive Officer since June 1994 and our President and a member of the Board of Directors since October 1985. The Alarcón family has been involved in Spanish-language radio broadcasting since the 1950’s, when the late Mr. Pablo Raúl Alarcón, Sr., our former Chairman Emeritus and former member of our Board of Directors, established his first radio station in Camagüey, Cuba. Members of our senior management team, on average, have over 20 years of experience in media broadcasting.
Business Strategy
We focus on maximizing the revenue and profitability of our broadcast portfolio by strengthening the performance of our existing broadcast stations. We evaluate strategic media acquisitions and/or dispositions and strive to expand our media content through distribution and affiliations in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We generally consider acquisitions and expansion of broadcast stations in markets where we can maximize our revenue through aggressive sales and programming efforts directed at U.S. Hispanic and general market advertisers. The potential acquisitions and expansion may include broadcast stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted and programmed. We also focus on long-term growth by investing in on-air talent, advertising and from time to time, programming research. Additionally, from time to time, we explore investment opportunities in related media outlets targeting the U.S. Hispanic market.
Hispanic Market Opportunity
We believe that our focus on media formats targeting U.S. Hispanic audiences in the largest Hispanic media markets, together with our experience in programming and marketing to these audiences, provides us with significant opportunities for the following reasons:
•	Hispanic Population Growth. The U.S. Hispanic population is the largest ethnic minority group and the fastest growing consumer market and demographic group of the U.S. population. Between 2000 and 2009, the Hispanic population increased by 35.3%, compared to 4.9% for the non-Hispanic population. By 2014, it is estimated that nearly one out of every six individuals living in the U.S. will be of Hispanic origin.
•	Hispanic Buying Power. The U.S. Hispanic population accounted for an estimated buying power of $978 billion in 2009. Hispanic buying power is expected to increase by 36% between 2009 and 2014 to $1,330 billion, positioning the Hispanic demographic as an extremely attractive group for advertisers.
•	Growth in Spanish Language Advertising Spending. In 2008, advertisers spent an estimated $4.0 billion on Spanish-language media advertising, compared to $3.9 billion in 2007, representing a 1.9% increase from the previous year.
The above market opportunity information is based on data provided by the Selig Center for Economic Growth, Terry College of Business, The University of Georgia, July 2009 and Advertising Age, Hispanic Fact Pack, Annual Guide to Hispanic Marketing and Media, 2009 Edition.

Operating Strategy
Our operating strategy focuses on maximizing our broadcast stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow, while simultaneously controlling operating expenses. To achieve these goals, we focus on the following:
Format high-quality programming. We format the programming of each of our broadcast stations to capture a significant share of the Spanish-language audience. From time to time, we use market research, including third-party consultants, periodic music testing and focus groups to assess audience preferences among the diverse groups in the Hispanic population in each broadcast station’s target demographic audience. We then refine our programming to reflect the results of this research and testing. Because the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own culture and heritage, we strive to become very familiar with the tastes and preferences of each of the various Hispanic ethnic groups, and we customize our broadcast programming accordingly.
Attract and retain strong local management teams. We employ local management teams in each of our markets that are responsible for the day-to-day operations of our broadcast stations. The teams typically consist of a general manager, a sales manager and a programming director. Broadcast stations are staffed with managers who have experience in, and knowledge of, the local market and/or the local Hispanic market because of the cultural diversity of the Hispanic population from market to market in the United States. We believe this approach improves our flexibility and responsiveness to changing conditions in each of the media markets we serve.
Utilize focused sales efforts and sales bundling. To capture greater market share, our sales force focuses on converting audience share into rate and revenue increases. We strategically hire sales professionals who are experts at Hispanic and general market advertising. We also value knowledgeable account managers skilled at dealing directly with clients in the local market. The Spanish-language consumer market is uniquely positioned for national campaigns, regional marketing plans and local promotions in our diverse markets. We believe that our focused sales efforts are working to increase media spending aimed at the Hispanic consumer market and will enable us to achieve rate and revenue growth, and to narrow the gap between the level of advertising currently targeted towards U.S. Hispanics and the actual and potential buying power of their communities.
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
Control broadcast station operating costs. We employ a disciplined approach to operating our broadcast stations. We emphasize the control of each broadcast station’s operating costs through detailed budgeting, tight control over staffing levels and constant expense and vendor analysis. While local management is responsible for the day-to-day operation of each broadcast station, corporate management is responsible for long-term and strategic planning, establishing policies and procedures, maximizing cost savings through centralized processes where appropriate, allocating corporate resources and maintaining overall control of our broadcast stations.
Effective use of promotions and special events. We rely on our expertise in marketing to the Hispanic consumer in each of the media markets in which we operate to maximize our share of advertising revenue. We believe that our on-air talent, combined with effective promotional efforts, play a significant role in both adding new listeners and viewers and increasing their loyalty. We organize special promotional appearances, such as station van appearances at client events, concerts and tie-ins to special events, which form an important part of our marketing strategy. Many of these events build advertiser loyalty because they enable us to offer advertisers an additional method of reaching the Hispanic consumer. In some instances, these events are co-sponsored by local television stations, newspapers, promoters and advertisers, allowing our mutual advertisers to reach a larger combined Hispanic audience.

Maintain strong community involvement. We have been, and will continue to be, actively involved in the local communities that we serve. Our broadcast stations participate in numerous community programs, fund-raisers and activities benefiting the local community and Hispanics abroad. Examples of our community involvement include free public service announcements, free equal-opportunity employment announcements, tours and discussions held by station personalities with school and community groups designed to deter drug and gang involvement, free concerts and events designed to promote family values within the local Hispanic communities, charitable contributions to organizations which benefit the Hispanic community, and extended coverage, when necessary, of significant events which have an impact on the U.S. Hispanic population. Our broadcast stations and members of our management have received numerous community service awards and acknowledgments from governmental entities, community and philanthropic organizations for their service. We believe that this involvement helps build and maintain broadcast station awareness and loyalty.
Expand branded content across multiple media platforms. We have found that our brands and the content that we have developed are well positioned for expansion in other media outlets. As part of our long-term strategy, it is essential that we find ways to monetize our content and investments across multiple platforms such as the Internet, television and other new media alternatives, such as personal music and video recording devices, cellular telephones and other new media technology. Since our content is unique to our brands and talent, expansion allows us to capture other advertising and sponsorship revenue. In addition, our key broadcast programs, on-air personalities and brands are being developed for downloadable video, ring-tone and interactive content use. We are also developing content from our production of musical events to create opportunities to sell, market and distribute such content through our websites and other media.
Recent Developments
Lehman Interest Rate Swap
In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy (the Lehman Bankruptcy). As a result of the Lehman Bankruptcy, a dispute has arisen with respect to payments under the swap agreement. We have agreed to non-binding mediation of our dispute with the counterparty and the mediation session is scheduled to occur at the end of March 2010.
Dividend Payment on the Series B Preferred Stock
Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends on the Series B preferred stock at a rate of 10¾% per year, of the $1,000 liquidation preference per share, payable quarterly.
On March 24, 2010, our Board of Directors declared to pay the scheduled April 15, 2010 dividend. In determining whether to declare and pay any future cash dividends our Board of Directors will consider management’s recommendation, our financial condition, as well as whether, under Delaware law, sufficient surplus or net profits exist to pay such dividends.
During fiscal year 2009, our Board of Directors, under management’s recommendation, determined that based on, among other things, the then current economic environment and future cash requirements, it would not be prudent to declare or pay the January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $7.5 million.

NASDAQ Notification Letters
NASDAQ Delisting Letters and Temporary Extension
As we initially announced on August 25, 2008, we received a notice from The NASDAQ Stock Market (NASDAQ) on August 20, 2008 indicating that we failed to comply with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) (formerly Marketplace Rule 4450(a)(5)) for continued listing of our common stock on The NASDAQ Global Market because the bid price of our common stock closed under $1.00 per share for 30 consecutive business days. The notice also stated that, in accordance with NASDAQ Listing Rule 5810(c)(3)(A) (formerly Marketplace Rule 4450(e)(2)), we would be provided 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement. Due to NASDAQ’s subsequent suspensions of enforcement of the minimum bid price requirement in 2008 and 2009, and as disclosed by our filings of various Forms 8-K, 10-Q and 10-K, our time period for regaining compliance was extended until December 4, 2009. To regain compliance, the closing bid price of our common stock had to remain at or above $1.00 per share for a minimum of 10 consecutive business days prior to the market close on December 4, 2009.
We did not regain compliance with the $1.00 minimum bid price requirement by December 4, 2009. Accordingly, on December 7, 2009, we received written notification from NASDAQ (the Staff Determination) that unless we requested a hearing before the NASDAQ Listing Qualifications Panel (the Panel) on or before 4:00 p.m. Eastern Time on December 14, 2009, our common stock would be delisted from The NASDAQ Global Market at the opening of business on December 16, 2009.
On December 11, 2009, we requested a hearing before the Panel to appeal the Staff Determination in order to present our plan to address the minimum bid price deficiency (the Appeal). A hearing was held on January 7, 2010. At the hearing, we provided NASDAQ with a specific plan of how we intended to regain compliance with the minimum bid price deficiency, including a time frame for completion of such plan.
On February 9, 2010, we received notice from NASDAQ indicating that NASDAQ had granted our request for an extension of time to regain compliance with the Rule (the NASDAQ Extension Notice). Pursuant to the terms of the NASDAQ Extension Notice, we will be required to, on or before June 7, 2010, evidence a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. In the event that we do not evidence compliance with the Rule and all other requirements for continued listing, our securities may be delisted from The NASDAQ Global Market.
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
Operating Segments
We report two operating segments, radio and television.
See Item 8. Financial Statements and Supplementary Data below.
Radio Overview
We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and/or operate radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco.
The following table sets forth certain statistical and demographic information relating to our radio markets:
OUR RADIO MARKETS

			2008 Estimated		2009 Total
		2008 Estimated	% of Total	2008 Estimated	Estimated
Hispanic		Hispanic	Hispanic	% of Total	Market Radio	Number of
Market		Population	Population in	U.S. Hispanic	Revenue	Stations
Rank(a)	Hispanic Market	(000)(a)	Market(a)	Population(a)	($mm)(b)	We Operate
1	Los Angeles	8,507	48%	18%	$698	2
2	New York	4,435	21%	9%	560	2
*	Puerto Rico	3,912	99%	9%	81	11
3	Miami	2,152	49%	5%	223	4
4	Chicago	1,972	20%	4%	441	1
6	San Francisco	1,712	24%	4%	274	1

Total for our markets		22,690	35%	48%	$2,277	21

(a)	Sources: Synovate 2008 Diversity Markets Report; U.S. Census Bureau Population Estimates for Puerto Rico, July 2007.

(b)	Source: BIA Financial Network Inc.’s Investing in Radio, 2009 Market Report.

*	Puerto Rico is not ranked by the Synovate 2008 Diversity Markets Report.
Radio Station Portfolio
The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Financial Network, Inc.’s 2009 Investing in Radio Market Report 4th Edition, Synovate 2008 Diversity Markets Report and the U.S. Census Bureau Population Estimates for Puerto Rico — 2007.
Los Angeles. The Los Angeles market is the largest radio market in terms of advertising revenue, which was projected to be approximately $698 million in 2009. As a result of the worldwide economic recession, the Los Angeles market experienced an annual radio revenue decrease of 11.0% between 2007 and 2008. Radio revenue in the Los Angeles market is expected to decline at an annual rate of 4.0% between 2008 and 2013.

New York. The New York market is the second largest radio market in terms of advertising revenue, which was projected to be approximately $560 million in 2009. As a result of the worldwide economic recession, the New York market experienced an annual radio revenue decrease of 9.5% between 2007 and 2008. Radio revenue in the New York market is expected to decline at an annual rate of 1.9% between 2008 and 2013.
Puerto Rico. The Puerto Rico market is the twenty-fifth largest radio market in terms of advertising revenue, which was projected to be approximately $81 million in 2009. As a result of the worldwide economic recession, the Puerto Rico market experienced an annual radio revenue decrease of 9.1% between 2007 and 2008. Radio revenue in the Puerto Rico market is expected to decrease at an annual rate of 3.8% between 2008 and 2013.
Miami. The Miami market is the tenth largest radio market in terms of advertising revenue, which was projected to be approximately $223 million in 2009. As a result of the worldwide economic recession, the Miami market experienced an annual radio revenue decrease of 11.1% between 2007 and 2008. Radio revenue in the Miami market is expected to decrease at an annual rate of 3.1% between 2008 and 2013.
Chicago. The Chicago market is the third largest radio market in terms of advertising revenue, which was projected to be approximately $441 million in 2009. As a result of the worldwide economic recession, the Chicago market experienced an annual radio revenue decrease of 6.0% between 2007 and 2008. Radio revenue in the Chicago market is expected to decline at an annual rate of 1.0% between 2008 and 2013.
San Francisco. The San Francisco market is the fifth largest radio market in terms of advertising revenue, which was projected to be approximately $274 million in 2009. As a result of the worldwide economic recession, the San Francisco market experienced an annual radio revenue decrease of 8.5% between 2007 and 2008. Radio revenue in the San Francisco market is expected to decline at an annual rate of 3.7% between 2008 and 2013.
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
•	Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata, and reggaeton music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic. Reggaeton is a modern rhythmic dance genre that incorporates certain elements of hip-hop music.
•	Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, norteña, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Norteña means northern, and is representative of Northern Mexico. Featuring an accordion, norteña has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinalóa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as, international hits from Puerto Rico, Mexico, Latin America and Spain.
•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin and English classics, mainly from the 1960s, 1970s, and 1980s.
•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.
•	Latin Rhythmic. The Hispanic Urban (Hurban) format consists of “reggaeton” with a mix of pop and tropical mixes. “Reggaeton” is dance music that originated in Panama and Puerto Rico more than a decade ago and has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop.
The following table lists the programming formats of our radio stations and the target demographic group of each station.

Target buying
	FM		demographic
Market	Station	Format	group by age

Los Angeles	KLAX	Regional Mexican	18-49
	KXOL	Latin Rhythmic	18-34
New York	WSKQ	Spanish Tropical	18-49
	WPAT	Spanish Adult Contemporary	18-49
Puerto Rico	WMEG	Top 40	18-34
	WEGM	Top 40	18-34
	WRXD	Spanish Tropical	18-49
	WIOA	Spanish Adult Contemporary	18-49
	WIOB	Spanish Adult Contemporary	18-49
	WIOC	Spanish Adult Contemporary	18-49
	WZNT	Spanish Tropical	18-49
	WZMT	Spanish Tropical	18-49
	WZET	Spanish Tropical	18-49
	WODA	Latin Rhythmic	18-34
	WNOD	Latin Rhythmic	18-34
Chicago	WLEY	Regional Mexican	18-49
Miami	WXDJ	Spanish Tropical	18-49
	WCMQ	Spanish Oldies	25-54
	WRMA	Spanish Adult Contemporary	18-49
	WRZA	Regional Mexican	18-49
San Francisco	KRZZ	Regional Mexican	18-49

On-Line Properties
As part of our media operating business, we also operate LaMusica.com, Mega.tv, and our radio station websites which are bilingual (Spanish-English) websites providing content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously streams our stations’ content, which has broadened our audience reach. In addition, we hope to generate revenue from our key broadcast programs, on-air personalities and brands, which are being developed for downloadable video, ring-tone and interactive content use through our network website, LaMusica.com. We are also developing content from our production of musical events to create opportunities to sell, market, and distribute this content through our websites and other media.
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
Television Overview and Programming
On March 1, 2006, we launched MegaTV, our general entertainment Spanish-language television operation. We created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the market’s U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels.
The following table lists the distribution outlets of our MegaTV programming.

Market	Station ID	Channel	Programming Type
Charleston, South Carolina	WHDC	40.2	Affiliation Agreement
Chicago, Illinois	WOCK	13	Local Marketing Agreement
Dallas, Texas	KODF	26	Affiliation Agreement
Fresno, California	KSDI	33.2	Affiliation Agreement
Miami, Florida	WSBS	22	Owned & Operated
New York, New York	WRNN	48.2	Local Marketing Agreement
Orlando, Florida	WHDO	38.2	Affiliation Agreement
Palm Springs, California	KPLS	19.2	Affiliation Agreement
Puerto Rico	WMEI	14.1	Programming Agreement
Tampa, Florida	WFHD	63.2	Affiliation Agreement
West Palm Beach, Florida	WBWP	57	Affiliation Agreement
DirecTV Más — Nation Wide	Satellite	405	Affiliation Agreement
DirecTV — Puerto Rico	Satellite	169	Affiliation Agreement
MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality-based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to complement our Internet websites. We have developed approximately 70% of our programming and have commissioned other content from capable Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming. Advertising rates depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, and the supply of and demand for television advertising time, as well as other qualitative factors. We also generate revenue from the sale of integrated sponsorships and program syndication.

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
Current trends in the media advertising market have changed the long-established model for categorizing advertising revenue. In the past, media advertising was usually classified into two categories—”national” or “local” spot sales. We have expanded the conventional model by offering “integrated sponsorship” opportunities, which are highly sought after and command a higher investment from agencies, in order to maximize our advertisers’ opportunities. We expect that our primary source of revenue from our broadcast stations will be generated from the sale of national, local and integrated sponsorship advertising. In addition, we are anticipating that the television, radio and internet offerings will generate more advertising opportunities by offering multi-media packages.
The broadcasting industry is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a station are based primarily on the station’s ability to attract an audience in a given market and on the attractiveness to advertisers of the station’s audience demographics, as well as the demand on available advertising inventory. Rates also vary depending upon a program’s popularity among the listeners/viewers an advertiser is seeking to attract and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning drive-time hours, which are the peak hours for radio audience listening. Television advertising rates are higher during prime time evening viewing periods. A broadcaster that has multiple stations in a market appeals to national advertisers because these advertisers can reach more listeners and viewers, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. We believe that we will be able to exploit our competitiveness advantages as new and existing advertisers recognize the increasing desirability of targeting the growing U.S. Hispanic population.
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
We have short- and long-term contracts with our advertisers, although it is customary in the radio and television industry that the majority of advertising contracts are short-term and generally run for less than three months. This affords broadcasters the opportunity to modify advertising rates as dictated by changes in viewer ratings, changes in competitive dynamics and changes in the business climate within a particular market. In each of our broadcasting markets, we employ sales personnel to obtain local advertising revenue. Our local sales force is responsible for maintaining relationships with key local advertisers and agencies and identifying new advertisers. We pay commissions to our local sales staff upon receipt of payment for their respective billings which assist in our collection efforts.

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
Competition
The success of our broadcast stations depends significantly upon their audience ratings and their share of the overall advertising revenue within their markets. The radio and television broadcasting industries are highly competitive businesses. Each of our radio stations competes with both Spanish-language and English-language radio stations in their market, as well as other media, such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, satellite radio, transit advertising and direct mail marketing. Our television operations compete for viewers and revenue with both Spanish-language and English-language television stations in our local markets, as well as nationally broadcast television operations, cable television, the Internet and other video media.
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
Although the broadcast industry is highly competitive, some barriers to entry do exist. These barriers can be mitigated to some extent by changing existing broadcast station formats and programming and upgrading power, among other actions. The operation of a broadcast station requires a license or other authorization from the Federal Communications Commission (FCC). The number of AM radio stations that can operate in a given market is limited by the availability of AM radio frequencies spectrum in a given market. The number of FM radio frequencies and television stations that can operate in a given market is limited by the availability of those allotted by the FCC to communities in such market. In addition, the FCC’s multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. However, in recent years, these rules have changed significantly. For a discussion of FCC regulation, see Federal Regulation of Radio and Television Broadcasting below.
The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by satellite. The FCC has licensed companies for the use of a new technology, satellite digital audio radio services (known as SDARS), to deliver audio programming. SDARS provides a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. Some radio broadcast stations, including ours, are presently utilizing digital technology on their existing frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low-cost neighborhood service on frequencies which would not interfere with existing stations.

The FCC has selected In-Band On-ChannelTM, or IBOC, as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. The technology is also known as “HD Radio®.” The FCC has authorized the commencement of “hybrid” IBOC transmissions, that is, simultaneous broadcast in both digital and analog format, pursuant to notification by the station. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. IBOC technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what impact the introduction of digital broadcasting will have on the radio markets in which we compete. The FCC has authorized use of IBOC digital technology developed by iBiquity Digital Corporation, or iBiquity, on AM and FM stations full-time to (1) improve sound quality, (2) provide spectrum for enhanced data services and multiple program streams, and (3) allow radio stations to time broker unused digital bandwidth to third parties, thereby providing new business opportunities for radio broadcasters. Final digital radio rules, including the imposition of new public interest requirements and appropriate limits to the amount of subscription requirements, remain under consideration by the FCC.
We currently utilize HD Radio® digital technology on some of our stations and will evaluate additional installations over the next few years. This digital technology, which is not required by the FCC, offers the possibility of multiple audio channels in our assigned frequencies.
The delivery of information through the presently unregulated Internet also could create a new form of competition for both radio and television. Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors that can distort or interrupt the broadcast, such as network traffic, we expect that improvements from higher bandwidths, faster modems and wider programming selection may make Internet radio a more significant competitor in the future. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, portable digital music players and compact discs. Similarly, the television broadcasting industry has grown, notwithstanding the increasing popularity of portable compact disc players, digital video recorders and entertainment and media content delivered through cell phones and other wireless devices. A growing population and the greater availability of televisions and radios, particularly car and portable radios, have contributed to the growth of the radio and television industries. We cannot assure you, however, that the development or introduction of any new media technology will not have an adverse effect on the radio and television broadcasting industries.
We cannot predict what other matters may be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes may have on our business. See Federal Regulation of Radio and Television Broadcasting below.
Trademarks, Copyrights, and Licenses
In the course of our business, we use various trademarks, copyrights, trade names, domain names, and service marks, including logos, with our products and services in our programming, advertising and promotions. Trademarks and copyrights are of material importance to our business and are protected by registration or otherwise in the United States, including Puerto Rico. We believe our trademarks, copyrights, trade names, domain names and service marks are important to our business and we intend to continue to protect and promote them where appropriate and to protect the registration of new trademarks and copyrights, including through legal action. We do not hold or depend upon any material government license, franchise or concession, except the broadcast licenses granted by the FCC and the trademarks granted by the United States Patent and Trademark Office.

Antitrust
We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. Since the passage of the Telecommunications Act of 1996, the Federal Trade Commission (FTC) and the Department of Justice (DOJ), the federal agencies responsible for enforcing the federal antitrust laws, have reviewed certain proposed acquisitions of broadcast stations and station networks. The DOJ can be particularly aggressive when the proposed buyer already owns one or more broadcast stations in the market of the station it is seeking to buy. The DOJ has challenged a number of broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. As part of its scrutiny of station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements and other similar agreements customarily entered into in connection with station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), could violate the HSR Act. In connection with acquisitions, subject to the waiting period under the HSR Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.
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
•	assigns frequency bands for radio and television broadcasting;
•	determines the particular frequencies, locations and operating power of radio and television broadcast stations;
•	issues, renews, revokes and modifies radio and television broadcast station licenses;
•	establishes technical requirements for certain transmitting equipment used by radio and television broadcast stations;
•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio and television broadcast stations;

•	has the power to impose penalties, including monetary forfeitures and license revocations, for violations of its rules and the Communications Act; and
•	regulates certain aspects of the operation of cable and Direct to Home (DTH) satellite systems and certain other electronic media that compete with broadcast stations.

The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is subject to the text of the Communications Act, the FCC’s rules and regulations, and the rulings of the FCC. You should refer to the Communications Act and these FCC rules, regulations and rulings for further information concerning the nature and extent of federal regulation of broadcast stations. A licensee’s failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC broadcasting license or the denial of FCC consent to acquire additional broadcast properties, all of which could have a material adverse impact on our operations.
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
The following table sets forth the technical information and license expiration dates of each of our owned radio and television stations:

			Date of
Broadcast		Date of	license		Operation
station	Market	acquisition	expiration		frequency	FCC class	HAAT	Power
							(In meters)	(In kilowatts)

KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2013		97.9 MHz	B	184	33.00
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2013		96.3 MHz	B	398	6.60
WSKQ-FM	New York, NY	1/26/1989	6/1/2006	(a)	97.9 MHz	B	415	6.00
WPAT-FM	New York, NY	3/25/1996	6/1/2014		93.1 MHz	B	433	5.40
WMEG-FM	Puerto Rico	5/13/1999	2/1/2012		106.9 MHz	B	594	25.00
WEGM-FM	Puerto Rico	1/14/2000	2/1/2012		95.1 MHz	B	600	25.00
WRXD-FM	Puerto Rico	12/1/1998	2/1/2012		96.5 MHz	B	852	11.50
WZET-FM	Puerto Rico	5/13/1999	2/1/2012		92.1 MHz	A	337	3.00
WIOA-FM	Puerto Rico	1/14/2000	2/1/2012		99.9 MHz	B	560	31.00
WIOB-FM	Puerto Rico	1/14/2000	2/1/2012		97.5 MHz	B	302	50.00
WIOC-FM	Puerto Rico	1/14/2000	2/1/2012		105.1 MHz	B	(61)	47.00
WZNT-FM	Puerto Rico	1/14/2000	2/1/2012		93.7 MHz	B	560	28.00
WZMT-FM	Puerto Rico	1/14/2000	2/1/2012		93.3 MHz	B1	(69)	14.50
WODA-FM	Puerto Rico	1/14/2000	2/1/2012		94.7 MHz	B	560	31.00
WNOD-FM	Puerto Rico	1/14/2000	2/1/2012		94.l MHz	B	597	25.00
WLEY-FM	Chicago, IL	3/27/1997	12/1/2012		107.9 MHz	B	232	21.00
WXDJ-FM	Miami, FL	3/28/1997	2/1/2012		95.7 MHz	C2	167	40.00
WCMQ-FM	Miami, FL	12/22/1986	2/1/2012		92.3 MHz	C2	188	31.00
WRMA-FM	Miami, FL	3/28/1997	2/1/2012		106.7 MHz	CO	300	100.00
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2013		93.3 MHz	B	150	50.00
WSBS-DT	Miami, FL (b)	3/1/2006	2/1/2013		CH. 3	DTV	54	1.00
WSBS-CA	Miami, FL	3/1/2006	2/1/2013		CH. 50	CA	236	150.00

(a)	Application for renewal of license is pending. The FCC broadcasting license for WSKQ-FM expired on June 1, 2006. A petition to deny the application for renewal was filed by several parties who alleged, inter alia, that WSKQ-FM had broadcast indecent material during the license term. An opposition pleading was submitted to the Commission categorically stating that the allegations made did not raise sufficient questions to warrant non-renewal of the license. The application remains pending and the station continues to operate under its expired license until the FCC takes action on the renewal. In the great majority of cases, radio broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications.

(b)	TV Station WSBS-TV is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).

License Grant and Renewal. Generally, the FCC renews broadcast licenses without a hearing upon a finding that:
•	the station has served the public interest, convenience and necessity;
•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and
•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.
After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum term otherwise permitted by law, or hold an evidentiary hearing.
The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant’s qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Generally, our licenses have been renewed without any material conditions or sanctions being imposed, but we cannot assure that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions. In a pending rule-making proceeding, the FCC has sought comments on the adoption of processing guidelines for renewal applications regarding a station’s locally oriented programming performance. The effect of whether and to what extent any such requirements are ultimately adopted and become effective cannot currently be determined.
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
Alien Ownership. Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens, whom the FCC refers to as “aliens” or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock of record is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens. Our certificate of incorporation provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.
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
For the purpose of radio ownership caps, the FCC defines a local radio market as the geographic market assigned by Arbitron®, the private audience measurement service for radio broadcasters. For non-Arbitron® markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to Arbitron®‘s method. In the interim, the FCC will apply a “modified contour approach” to non-Arbitron® markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area
Local Television Ownership. Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals so long as (i) one of the two commonly owned stations is not ranked in the top four based upon audience share, and (ii) there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built.

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
Radio-Television Cross-Ownership. The radio-television cross-ownership rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, (i) one television station and seven radio stations, in any market where at least 20 independent voices would remain after the combination; (ii) two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and (iii) one television and one radio station notwithstanding the number of independent voices in the market. A “voice” includes each independently owned and operated full-power television and radio station and each daily newspaper that has a circulation exceeding 5% of the households in the market, plus one voice for all cable television systems operating in the market.
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
Programming and Operations. The Communications Act requires broadcasters to serve the public interest. A broadcast licensee is required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming when it evaluates the licensee’s renewal application, but listeners’ complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, equal employment opportunity, technical operation, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contest and lottery information and the conduct of contests. Certain FCC rules affecting programming and operations are briefly summarized below.
Indecency and Profanity. Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. We cannot predict the outcome of these court proceedings or whether Congress will consider or adopt further legislation in this area.

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
Digital Audio Radio Satellite Service. The FCC rules authorize the Digital Audio Radio Satellite Service, also known as DARS, in the 2310-2360 MHz frequency band. The FCC granted two nationwide licenses, one to XM Satellite Radio and a second to Sirius Satellite Radio. In July 2008, the companies merged into Sirius XM Radio, Inc. The satellite radio systems provide multiple channels of audio programming in exchange for the payment of a subscription fee.
Terrestrial Digital Radio. The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters, and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. Digital radio provides additional spectrum segmentation for enhanced data services and additional program streams to complement the existing programming service, which permits new business and multicasting opportunities for radio broadcasters.
Low Power Radio Broadcast Service. The FCC has adopted rules establishing two classes of a low power radio service, both of which will operate in the existing FM radio band; a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations have limited service areas of 3.5 miles and 1 to 2 miles, respectively. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners, but we cannot predict the effect upon us.

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
In June 2009, broadcast television transitioned from analog to digital. As a result of this transition, for a three-year period cable television systems are required to carry must-carry signals in an analog format or, in the case of all-digital cable systems, to provide equipment to down-convert must-carry digital signals for viewing on analog television sets. Cable television systems, with some exceptions, are also required to carry such stations’ high definition signals. DTH satellite carriers are also required, but over a four-year phase-in period, to carry the high definition signals of must-carry stations. Neither cable systems nor DTH satellite carriers are required to carry more than a station’s primary video programming channel.
Digital Television Services. As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts. The transition to digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television, broadband data transmission and additional video streams. Our full-power television station has completed construction of its DTV facility and is currently broadcasting solely on its digital channel. No statutory deadline has been established for the mandatory conversion of Class A television stations, such as WSBS-CA, from analog to digital broadcasting. We have FCC authority to flash-cut WSBS-CA to retain the Channel 50 frequency and are constructing the facilities authorized by the FCC.
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

Sponsorship Identification. Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of the airing. The FCC has initiated inquiries against several media companies, including the Company, concerning sponsorship identification practices with respect to the music recording industry. The FCC has also initiated inquiries against several dozen television stations seeking to determine whether their broadcast of “video news releases” (VNRs) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. The FCC also has under consideration rule-making proceedings concerning sponsorship identification issues, such as product placement. Whether any new regulations are ultimately adopted and, if so, the effect of such rules on our operations cannot currently be determined.
Proposed and Recent Changes. Congress and the FCC continually consider new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations, ownership and profitability; result in the loss of audience share and advertising revenue; or affect our ability to acquire additional broadcast stations or to finance such acquisitions. We can neither predict what matters might be considered nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. Such matters may include:
•	changes to the license authorization and renewal process;

•	proposals to increase regulatory fees or impose spectrum use or other fees on FCC broadcasting licensees;
•	changes to the FCC’s equal employment opportunity regulations and other matters relating to the involvement of minorities and women in the broadcasting industry;
•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;
•	proposals to require broadcast stations to operate studios in the communities to which they are licensed, which would require construction of new studios, to provide staffing on a 24 hour per day basis, and to increase and/or quantify locally oriented program content and diversity;
•	proposals to change rules regarding studio location and operations;
•	technical and frequency allocation matters;
•	changes in broadcast, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;
•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions;
•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming; and
•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations.

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
Management and Personnel
As of December 31, 2009, we had approximately 438 full-time employees and 70 part-time employees. None of our employees are represented by a labor organization or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.
Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, and our ability to hire and retain qualified personnel. The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Jr., Chairman of our Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business.
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
Our businesses routinely encounter and address risks, some of which will cause our future results to be different — sometimes materially different — than we presently anticipate. A discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions in Item 1. “Business” of this report. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.
Risks Related to our Indebtedness
Our substantial amount of debt could adversely affect our financial health.
Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our Series B preferred stock. As of December 31, 2009, our ratio of total debt to last twelve months Consolidated EBITDA, as defined in our credit agreement governing our first lien credit facility term loan due 2012, or the First Lien Credit Facility, was 8.6 to 1.0. Our substantial level of debt could have several important consequences to the holders of our securities, including the following:
•	a significant portion of our net cash flow from operations will be dedicated to servicing our debt obligations and will not be available for operations, future business opportunities or other purposes;
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes will be limited;

•	our substantial debt could make us more vulnerable to downturns in our business or in the general economy and increases in interest rates, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions;
•	our substantial debt could place us at a disadvantage compared to our competitors who have less debt; and
•	it may be difficult for us to satisfy our obligations relating to our Series B preferred stock.
Our ability to satisfy all of our debt obligations depends upon our future operating performance which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control. We believe that our operating cash flow will be sufficient to meet our operating expenses and to service our debt requirements as they become due. However, if we are unable to pay our debts, whether upon acceleration of our debt or in the ordinary course of business, we will be forced to pursue alternative strategies such as selling assets, restructuring or refinance our debt, or seeking additional equity capital. We cannot assure you that we can successfully complete any of these alternative strategies on satisfactory terms or that the approval of the FCC could be obtained on a timely basis, or at all, for the assignment of any of the stations’ licenses in connection with a proposed sale of assets.

We will require a significant amount of cash to service our debt and to make cash dividend payments under our Series B preferred stock. Our ability to generate cash depends on many factors, some of which are beyond our control.
For the year ended December 31, 2009, we had net cash interest expense of $20.4 million. During 2009, we paid dividends in cash to holders of the Series B preferred stock in an amount equal to $5.0 million. Since October 15, 2008, we have been required to pay dividends in cash on our Series B preferred stock. We did not make the cash dividend payments that would otherwise have been scheduled for July and October of 2009 and January 2010. Our ability to make payments on and to refinance our debt, pay dividends in cash on our Series B preferred stock, repurchase our Series B preferred stock when, and if, we are required to do so and to fund necessary or desired capital expenditures and any future acquisitions, will depend on our ability to generate and maintain cash in the future. Further, our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.
Any acceleration of our debt or event of default would harm our business and financial condition.
If there were an event of default under our or our subsidiaries’ indebtedness, including the First Lien Credit Facility and our existing debt instruments, the holders of the affected indebtedness could elect to declare all of that indebtedness to be due and payable immediately, which in turn could cause some or all of our or our subsidiaries’ other indebtedness to become due and payable. We cannot assure you that we or our subsidiaries would have sufficient funds available, or that we or our subsidiaries would have access to sufficient capital from other sources, to repay the accelerated debt. Even if we or our subsidiaries could obtain additional financing, we cannot assure you that the terms would be favorable to us. Under the terms of our First Lien Credit Facility and our existing debt instruments, if the amounts outstanding under our indebtedness were accelerated, our lenders would have the right to foreclose on their liens on substantially all of our and our subsidiaries’ assets (with the exception of our FCC broadcasting licenses held by certain of our subsidiaries, because a grant of a security interest therein would be prohibited by law, and certain general intangibles and fixed assets under particular limited circumstances) and on the stock of our subsidiaries. As a result, any event of default under our material debt instruments could have a material adverse effect on our business and financial condition.
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
The terms of our Series B preferred stock, our Series C convertible preferred stock, par value $0.01 per share (the Series C preferred stock, together with the Series B preferred stock, the Preferred Stock) and our First Lien Credit Facility contain covenants that, among other things, limit our ability to:
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
If an event of default occurs under the First Lien Credit Facility, the lenders and/or the noteholders could elect to declare all amounts of debt outstanding, together with accrued interest, to be immediately due and payable. In addition, there are change of control provisions in the First Lien Credit Facility and the certificates of designations governing our Series B preferred stock, each of which would cause an acceleration of the applicable indebtedness and/or require us to make an offer to repurchase the Series B preferred stock in the event that we experience a change of control.
We may not have the funds or the ability to raise the funds necessary to repurchase our Series B preferred stock if holders exercise their repurchase right, or to finance the change of control offer required by our Series B preferred stock.
On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of the Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of repurchase. In addition, if we experience certain kinds of changes of control as described in the certificate of designations creating the Series B preferred stock, subject to certain restrictions in our debt instruments we will be required to make an offer to purchase the Series B preferred stock for cash at a purchase price of 101% of the liquidation preference thereof, plus accumulated dividends. The source of funds for any such repurchases would be our available cash or cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. We cannot assure you that we will have sufficient funds available to us on favorable terms, or at all, to repurchase all tendered Series B preferred stock, pursuant to these requirements. Our failure to offer to repurchase or to repurchase Series B preferred stock would result in a voting rights triggering event under the certificate of designations governing our Series B preferred stock. Such events could lead to defaults under the terms of our other existing debt. In addition, our First Lien Credit Facility would either prohibit or effectively prohibit us from making any such required repurchases. Prior to repurchasing our Series B preferred stock, on a change of control event, we must either repay outstanding debt under our First Lien Credit Facility or obtain the consent of the lenders under such facility. If we do not obtain the required consents or repay our outstanding debt under our First Lien Credit Facility, we would remain effectively prohibited from offering to repurchase our Series B preferred stock.

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
Risks Related to our Business
If U.S. economic conditions continue to deteriorate, our results of operations may be adversely affected.
Revenue generated by our media broadcasting stations depends primarily upon the sale of advertising. Our operating results have been adversely affected by the recession and downturn in the United States economy since advertising expenditures, which we believe to be largely a discretionary business expense, generally decrease as the economy slows down. As a result of the adverse impact on the general economic activity in the United States, advertising revenues have also declined due to advertising cancellations, delays or defaults in payment for advertising time. While the condition of the U.S. economy appears to be improving, if it does not improve or it continues to deteriorate, our results of operations will be adversely affected.

Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A concentration of stations in any particular market intensifies our exposure to regional economic declines. We are particularly dependent on advertising revenue from the New York, Los Angeles and Miami markets, which accounted for more than 70% of our revenues for the year ended December 31, 2009. An economic decline in these markets could adversely impact our cash flow and results of operations.
In addition, some of our advertisers and clients could experience serious cash flow problems due to the economic downturn. As a result, they may attempt to increase their prices, pass through increased costs or alter payment terms. Our advertisers may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could have a material adverse affect on our business. While these difficult economic conditions appear to be improving, there is no guarantee that they will improve in the near future, and any continuation or worsening of the credit markets, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions on our results of operations. We have experienced a decline in the level of business activity of our advertisers which has and could continue to have an adverse effect on our revenues and profit margins.
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
The success of our stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in New York, Los Angeles, and Miami. Our broadcast stations compete in their respective markets for audiences and advertising revenues with other broadcast stations of all formats, as well as with other media, such as newspapers, magazines, television, satellite radio, cable services, outdoor advertising, the Internet and direct mail. In addition, a new electronic audience measurement technology, the Arbitron ® Portable People Meter TM, was introduced in all of our radio markets, excluding Puerto Rico. We are monitoring the effects of this new ratings system on a continuous basis and are ascertaining the impact the Arbitron ® Portable People Meter TM has had on ratings and advertising sales in the markets in which we operate. Our stations’ audience ratings, market shares and advertising revenues may decline and any adverse change in a particular market could have a material adverse effect on the financial condition of our business as a whole.
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

A large portion of our net revenue and operating income currently comes from our New York, Los Angeles, and Miami markets.
Our New York, Los Angeles and Miami markets accounted for more than 70% of our revenue for the fiscal year ended December 31, 2009. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenues or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.
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
We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.
Our industry is subject to technological changes and, if we are unable to match or surpass such change, it may result in a loss of competitive advantage and market opportunity. The success of the television operation is largely dependent on certain factors, such as the extent of distribution of the developed programming, the ability to attract viewers, advertisers and acquire programming, and the market and advertiser acceptance of our programming. We cannot assure you that we will be successful in our initiative or that such initiatives will generate revenues or ultimately be profitable.
Our growth depends on successfully executing our expansion strategy.
We have pursued, and will continue to pursue, the expansion of our media business, through acquisitions and affiliations, primarily in the largest U.S. Hispanic markets, as a growth strategy. We cannot assure you that our growth strategy will be successful. Our growth strategy is subject to a number of risks, including, but not limited to:
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
In addition, we may finance acquisitions with the issuance, or through sales of, our common stock in the public market which could adversely affect our stock price, due to dilution, and our ability to raise funds necessary to grow our business through additional stock offerings.
Although we intend to pursue additional strategic acquisitions, our ability to do so is significantly restricted by the terms of the First Lien Credit Facility, the certificates of designations governing our Preferred Stock and our ability to raise additional funds. Additionally, our competitors, who may have greater resources than we do, may have an advantage over us in pursuing and completing strategic acquisitions.
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
The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Jr., Chairman of our Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.
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
The television and radio broadcasting and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, we are required to obtain licenses from the FCC to operate our radio and television stations. We cannot assure you that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our revenues.
We must also comply with extensive FCC regulations and policies in the ownership and operation of our television and radio stations and our television network. FCC regulations limit the number of television and radio stations that a licensee can own in a market and the number of television stations that can be owned nationwide. Under the Cable Act, every three years each broadcast station is required to elect to exercise the right, either to require cable television system operators in its local market to carry its signal, or to prohibit cable carriage or condition it upon payment of a fee or other consideration. Under these “must carry” provisions of the Cable Act, a broadcaster may demand carriage on a specific channel on cable systems within its market. These “must carry” rights are not absolute, and under some circumstances, a cable system may be entitled not to carry a given station. Under current FCC rules, cable systems and direct broadcast satellite, or DBS, will also be required to carry our post-transition digital signal. The FCC’s current rules require cable and DBS operators to carry only one channel of the digital signal of our television stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment.
The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of our radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions on political advertising may adversely affect our advertising revenues. The FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect our advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by us. There is legislation currently pending in the U.S. Congress which could remove over-the-air broadcasters’ existing exemption from payment of a performance royalty to record companies and performers of music which is broadcast on radio stations. The proposal could have an adverse impact on the cost of music programming for us. We are unable to predict the effect that any such laws, regulations or policies may have on our operations.

We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive.
The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. For example, the FCC has implemented new technologies in the broadcast industry, including satellite, and is considering introducing terrestrial delivery of digital audio broadcasting, and the standardization of available technologies which significantly enhance the sound quality of AM and FM broadcasts. In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services; in other cases, the introduction of new technologies and services could increase competition and have an adverse effect on our revenue. Recent new media technologies and services include the following:
•	audio programming by cable television operators, direct broadcast satellite systems, personal communications and wireless systems, Internet content providers and other digital audio broadcast formats;
•	the Internet offers new, diverse and evolving forms of video and audio program distribution;
•	direct satellite broadcast television companies are supplying subscribers with several high quality music channels;
•	satellite digital audio radio technology has resulted in new satellite radio services with multi-channel programming and enhanced sound quality;
•	the introduction of in-band on-channel digital radio provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;
•	the provision of video programming to cellular telephones, digital handheld devices and gaming consoles; and
•	low power FM radio, which could result in additional FM radio broadcast stations in markets where we have stations.
We also cannot assure you that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies. We cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting industry or on our business.
Impairment of our goodwill and other intangible assets deemed to have indefinite useful lives can cause our net income or net loss to fluctuate significantly.
As of December 31, 2009, we had approximately $345.4 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcasting licenses of $312.6 million on our consolidated balance sheets. These unamortized intangible assets represented approximately 72% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcasting licenses, cease to be amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcasting licenses exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.
We currently account for our FCC broadcasting licenses as indefinite lived assets. In the event we are no longer able to conclude that our FCC broadcasting licenses have indefinite lives, we may be required to amortize such licenses. The amortization of our FCC broadcasting licenses would affect our earnings and earnings per share.

The impairment tests require us to make estimates of the fair value of our intangible assets, which is determined by using a discounted cash flow methodology. Since a number of factors may influence the fair value of our intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. Any such impairment would result in our recognizing a corresponding operating loss, which could have an adverse effect on our business, financial condition and results of operations.
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
Our Class A common stock has been publicly traded since November 1999. The market price for our Class A common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies. We believe that the principal factors that may cause price fluctuations in our shares of Class A common stock are, but not limited to:
•	fluctuations in our financial results;
•	general conditions or developments in the media broadcasting industry and other media, and the national economy;

•	significant sales of our common stock into and/or in the marketplace;

•	significant decreases in our stations’ audience ratings;
•	inability to implement our expansion and operating strategy;
•	a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts’ expectations; and
•	developments in our relationships with our customers and suppliers.
We cannot assure you that the market price of our Class A common stock will not experience significant fluctuations in the future, including fluctuations that are adverse and unrelated to our operating performance.
The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.
We do not currently satisfy the minimum bid price requirement for continued listing of our Class A common stock on the NASDAQ Global Market. The NASDAQ Stock Market, or NASDAQ has granted us additional time to try to regain compliance with the minimum bid price requirements. We have until June 7, 2010 to regain such compliance, failing to do so will cause our Class A common stock to be delisted. NASDAQ, requires compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5). Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. Delisting from NASDAQ would also result in negative publicity and would also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.
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
We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal controls over financial reporting. This effort included documenting and testing our internal controls. As of December 31, 2009, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal controls over financial reporting are effective in any future period (or if our independent registered public accounting firm was unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse impact on our business and possibly, the price of our Class A common stock.
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
Risks related to our Chairman, Chief Executive Officer, and President’s Controlling Position
Raúl Alarcón, Jr., the Chairman of our Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions, including an actual or potential change of control such as a merger or sale.
Raúl Alarcón, Jr., Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 80% of the combined voting power of our outstanding shares of common stock. As a result, Mr. Alarcón, Jr. will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Alarcón Jr.’s voting power may have the effect of discouraging offers to acquire us because any such acquisition would require his consent.
We cannot assure you that Mr. Alarcón, Jr. will maintain all or any portion of his ownership or that he would continue as an officer or director if he sold a significant part of his stock. The disposition by Mr. Alarcón, Jr. of a sufficient number of shares could result in a change in control of our company, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. As noted above, it could also result in a default under our credit agreement, could trigger a variety of federal, state and local regulatory consent requirements and potentially limit our utilization of net operating losses for income tax purposes.

We may be influenced by the Chairman of our Board, Chief Executive Officer and President, whose interests may conflict with those of our other stockholders.
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
Future common stock sales by Raúl Alarcón, Jr. could adversely affect the price of our Class A common stock.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties
Each of our media segments requires offices, broadcasting studios, and transmission facilities to support our operations. Our corporate headquarters are located at 2601 South Bayshore Drive, Coconut Grove, Florida, where we rent executive offices in space indirectly owned by Raúl Alarcón, Jr. The lease expires in 2015, with the right to renew for two consecutive five-year terms thereafter.
As of December 31, 2009, the principal buildings owned or leased by us and used primarily by our radio and television and radio segments are described below:

	Aggregate
	size of
	property in		Lease
	square feet	Owned or	expiration
Location	(approximate)(1)	leased	date

New York, NY (2)	12,100	Owned	N/A
Los Angeles, CA (3)	40,000	Owned	N/A
Miami, FL (4)	12,100	Leased	2012
Miami, FL (5)	70,000	Owned	N/A
Miami, FL (6)	42,000	Leased	2015
Guaynabo, PR (7)	29,000	Owned	N/A

(1)	Excludes properties less than 12,000 square feet.

(2)	Facility used for the offices and studios for our New York radio stations and certain internet and television operations.

(3)	Facility used for the offices and studios for our Los Angeles radio stations and certain internet and television operations.

(4)	Facility was used for the offices and studios of the Miami radio stations.

(5)	Facility is used as the principal site for our television and internet production and operations and for the offices, operations and studios of the Miami stations.

(6)	Building includes corporate offices and sales space.

(7)	Facility is used for the offices, operations and studios of the Puerto Rico broadcast stations.
In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry.
We lease (i) all of our other transmitter sites, with lease terms that expire between 2010 and 2044, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio stations in Chicago and San Francisco.
We lease backup transmitter facilities for our stations WSKQ-FM and WPAT-FM in New York, KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM, WCMQ-FM and WXDJ-FM in Miami, and KRZZ-FM in San Francisco. We own the back-up transmitter site in San Juan, Puerto Rico for the five radio stations covering the San Juan metropolitan area.
These backup transmitter facilities are a significant part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency. We have implemented a backup studio site for KRZZ-FM serving the San Francisco market in San Jose.
We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control, and production facilities located in Miami, Los Angeles, and Puerto Rico. We lease a combined studio and tower site in Key West, Florida for WSBS-TV and a transmitter site for WSBS-CA, in Pembroke Park.
The studio, office, and transmitter sites of our media stations are vital to our overall operation. Management believes that our properties are in good condition and are suitable for our operations. We, however, continually assess the need to upgrade and to improve our properties and facilities.
See Item 13. Certain Relationships and Related Transactions.

Item 3.	Legal Proceedings
From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.
Wolf, et al., Litigation
On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the Southern District of New York) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the IPO). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our IPO, two members of our senior management team, one of whom is the Chairman of our Board of Directors, and an additional director, referred to collectively as the individual defendants. The complaint was never served upon the individual defendants.

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

On January 7, 2008, the Underwriter Defendants filed a motion (in which the issuer defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against us, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion. On May 13, 2008, the Southern District of New York issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the action against SBS. The order also requires Plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, Defendants may seek clarification of the Southern District of New York’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including the SBS action, as well as the status of the Section 11-related class allegations.
On June 11, 2009, pursuant to a motion filed on April 2, 2009, the Southern District of New York issued a preliminary order of approval of a settlement of all of the consolidated cases, including the case against us. On September 19, 2009, the Southern District of New York conducted a hearing regarding the final approval of the settlement of all consolidated cases and, on October 5, 2009, issued an opinion finally approving the settlement. The settlement, which is subject to appeal, will result in a release of all claims against the Underwriter and Issuer Defendants, and their officers and directors, in exchange for an aggregate sum of approximately $600 million (the settlement amount) to be paid into a settlement fund for the benefit of the class plaintiffs. SBS’ and the individual defendants’ share of the settlement amount would be fully funded by insurance.
On October 23, 2009, several Objectors filed a petition for leave to appeal the Southern District of New York’s class definition for purposes of settlement in the Second Circuit Court of Appeals (the Objectors’ petition). Several Objectors have also filed notices of appeal in the Second Circuit from the Southern District of New York’s order approving the settlement. On October 29, 2009 Plaintiffs filed an answer in opposition to the Objectors’ petition. On November 2, 2009, the Underwriter Defendants filed a response to the Objectors petition, taking no position on the petition, but noting that the classes were approved for settlement purposes only and reserving the right to oppose class certification in the event the settlement is not finally approved. The Issuer Defendants do not intend to file a response to the Objectors’ petition.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our Class A common stock is traded on the NASDAQ Global Market under the symbol “SBSA”. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Global Market.

	2009		2008
	High	Low	High	Low

First quarter	$0.28	0.08	2.08	1.33
Second quarter	0.39	0.12	1.95	0.98
Third quarter	0.61	0.16	1.12	0.21
Fourth quarter	1.04	0.41	0.48	0.06
(b) Record Holders
As of March 16, 2010, there were approximately 119 record holders of our Class A common stock, par value $0.0001 per share (Class A common stock) and 4 record holders of our Class B common stock, par value $0.0001 per share (Class B common stock). These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established trading market for our Class B common stock, par value $0.0001 per share. However, the Class B common stock is convertible to our Class A common stock on a share-for-share basis.
(c) Dividends
We have not declared or paid any cash or stock dividends on any class of our common stock in the last two fiscal years. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our Class A or Class B common stock in the near future. In addition, any determination to declare and pay dividends will be made by our Board of Directors based upon our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant. Furthermore, our First Lien Credit Facility contains some restrictions on our ability to pay dividends.
Under the terms of our Series C preferred stock, we are required to pay dividends on parity with our Class A common stock and Class B common stock and any other class or series of capital stock we create after December 23, 2004.
Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10¾% per year of the $1,000 liquidation preference per share of Series B preferred stock. On January 15, 2008, April 15, 2008, and July 15, 2008, the dividends were paid in cash. On October 15, 2008, the dividends were paid with additional shares of Series B preferred stock. Since October 15, 2008, we have been required to pay the dividends on our Series B preferred stock in cash. On January 15, 2009 and April 15, 2009, the dividends were paid in cash.
Under management’s recommendation, our Board of Directors determined that based on, among other things, the then current economic environment and future cash requirements, it would not be prudent to declare or pay the July 15, 2009, October 15, 2009 and January 15, 2010 cash dividends in the aggregate amount of approximately $7.5 million. Our Board of Directors has not yet determined whether to pay the scheduled April 15, 2010 dividend.
Our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Recent Sales of Unregistered Securities
We have not made any sales of unregistered securities for the period covered by this annual report on Form 10-K.
Issuer Purchases of Equity Securities
We did not repurchase any of our outstanding equity securities for the period covered by this annual report on Form 10-K.
(d) Equity Compensation Plans
Information called for by Item 5 is set forth under the heading “Directors, Executive Officers and Corporate Governance” in Item 10 of this annual report and in our proxy statement relating to the 2010 Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated herein by this reference.

Item 6.	Selected Financial Data
Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own and/or operate 21 radio stations in markets that reach approximately 48% of the U.S. Hispanic population. In addition, we own and operate two television stations and have various affiliation, distribution and/or programming agreements, which allow us to reach approximately 6.5 million households throughout the U.S., including Puerto Rico.
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
Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality production. Our programming is formatted to capture shares of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our on-air personalities into our programming, as well as including interactive elements to complement our Internet websites. We develop and produce more than 70% of our programming and obtain other content from Spanish-language production partners. Our television revenue is generated primarily from the sale of local advertising and paid programming.
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

Fiscal Year Ended 2009 Compared to Fiscal Year Ended 2008
The following summary table presents separate financial data for each of our operating segments (in thousands).

	2009	2008
	(In thousands)

Net revenue
Radio	$123,602	145,421
Television	15,787	18,296

Consolidated	$139,389	163,717

Engineering and programming expenses:
Radio	$27,435	37,744
Television	13,944	23,268

Consolidated	$41,379	61,012

Selling, general and administrative:
Radio	$41,766	59,645
Television	8,263	11,075

Consolidated	$50,029	70,720

Corporate expenses	$9,686	12,806

Depreciation and amortization:
Radio	$3,111	3,213
Television	2,202	1,595
Corporate	949	1,453

Consolidated	$6,262	6,261

(Gain) loss on sale of assets, net:
Radio	$(7)	(3)
Television	15	(10)
Corporate	(22)	—

Consolidated	$(14)	(13)

Impairment of assets and restructuring costs:
Radio	$14,188	402,243
Television	7,405	18,710
Corporate	48	163

Consolidated	$21,641	421,116

Operating income (loss):
Radio	$37,109	(357,421)
Television	(16,042)	(36,342)
Corporate	(10,661)	(14,422)

Consolidated	$10,406	(408,185)

The following summary table presents a comparison of our operating results of operations for the fiscal years ended December 31, 2009 and 2008. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	2009	2008
	(In thousands)

Net revenue	$139,389	163,717

Engineering and programming expenses	41,379	61,012
Selling, general and administrative expenses	50,029	70,720
Corporate expenses	9,686	12,806
Depreciation and amortization	6,262	6,261
Gain on disposal of assets, net	(14)	(13)
Impairment of assets and restructuring costs	21,641	421,116

Operating income (loss)	10,406	(408,185)
Interest expense, net	(26,869)	(22,062)
Change in fair value of a derivative instrument	5,790	(3,813)
Other (expense) income, net	(414)	3,851
Income tax expense (benefit)	2,691	(101,486)

Net loss	$(13,778)	(328,723)

Net Revenue
The decrease in our consolidated net revenue of $24.3 million or 15% was mainly due to the decrease in our radio segment net revenue. Our radio segment net revenue decreased $21.8 million or 15%, primarily due to lower local, national, and barter sales caused mainly by the decline in economic conditions. The decrease in local, national and barter sales occurred in all of our markets. Our television segment net revenue decreased $2.5 million or 14%, primarily due to a decrease in barter and local sales and sponsorship revenue.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $19.6 million or 32% was due to the decreases in both our radio and television segment expenses. Our radio segment expenses decreased $10.3 million or 27%, primarily related to decreases in compensation and benefits for technical and programming personnel and audience research expenses due to headcount reductions. Our television segment expenses decreased $9.3 million or 40%, primarily due to decreases in original produced programming and compensation and benefits for our technical and programming personnel due to headcount reductions.
Selling, General and Administrative Expense
The decrease in our consolidated selling, general and administrative expenses of $20.7 million or 29% was primarily due to decreases in both our radio and television segment expenses. Our radio segment expenses decreased $17.9 million or 30%, primarily due to a decrease in advertising, promotional and marketing costs, barter expenses, sales commissions, special event expenses, compensation and benefits for our selling, general and administrative personnel due to headcount reductions and a reduction of the allowance for doubtful account provision. Our television segment expenses decreased $2.8 million or 25%, primarily due to a decrease in advertising, promotional and marketing costs, barter expenses and compensation and benefits for our selling, general and administrative personnel due to headcount reductions.

Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in professional fees, travel and entertainment expenses and compensation and benefits for our corporate personnel due to headcount reductions.
Impairment of Assets and Restructuring Costs
As a result of the impairment testing of our indefinite-lived intangible assets and goodwill, we recorded a non-cash impairment loss of approximately $18.6 million that reduced the carrying values of our FCC broadcasting licenses. The impairment loss was due to changes in estimates and assumptions which were primarily: (a) lower industry advertising revenue growth projections in our respective markets, and (b) lower industry profit margins.
In addition, we entered into a sublease of office space and determined that $1.4 million of property and equipment related to leasehold improvements and furniture and fixtures were impaired.
As a result of the deterioration of the economy and the decrease in the demand for advertising, we began to implement a restructuring plan in 2008 to reduce expenses throughout the Company. During 2009, we incurred expenses of $1.6 million related to the termination of various programming contracts and personnel and a loss on a sublease of office space.
Operating Income
The increase in operating income was mainly due to the decrease in the impairment of assets and restructuring costs. Also contributing to the increase in operating income was a decrease in our operating expenses, offset by a decrease in our net revenue.
Interest Expense, Net
In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings and the information obtained prior to the filings, this cash flow hedge no longer qualifies for hedge accounting. On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and this amount will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During fiscal year 2009, $5.4 million was reclassified and recorded as interest expense primarily causing the increase in interest expense, net.
Change in Fair Value of a Derivative Instrument
The change in fair value of a derivative instrument is related to the aforementioned cash flow hedge that no longer qualified for hedge accounting. The change in fair value from December 31, 2008 to December 31, 2009 impacted our earnings by $5.8 million for the fiscal year 2009.
Income Taxes
The income tax expense of $2.7 million arose primarily from the tax amortization of our FCC broadcasting licenses, offset by the impact of the reduction of our deferred tax liabilities related to the impairment of our FCC broadcasting licenses of approximately $0.6 million.

Net Loss
The decrease in net loss was due to the decrease in operating loss related primarily to the decrease in impairment of assets and restructuring costs and the decrease in operating expenses, partially offset by the decreases in net revenue and income tax benefit.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($53.6 million as of December 31, 2009) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior secured credit facility. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and consolidations and mergers, among other things.
Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreement governing our senior secured credit facility revolver due 2010 and senior secured credit facility term loan due 2012, and capital expenditures, excluding the acquisitions of FCC broadcasting licenses. While not significant to us to date, the disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate further in any material respect;
•	we will continue to successfully implement our business strategy; and
•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters and legal judgments.
As a result of the decrease in the demand for advertising and the deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We incurred expenses related to the termination of various programming contracts and personnel and a loss on a sublease of office space. During the fiscal year 2009, we incurred restructuring expenses of $1.6 million, of which $1.0 million was paid. As of December 31, 2009, the total accrued expenses on our consolidated balance sheet related to restructuring activities were $0.9 million, of which $0.1 million was included in accounts payable and accrued expenses and $0.8 million was included in other liabilities.
We evaluate strategic media acquisitions and/or dispositions and strive to expand our media content through distribution and affiliations in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We engage in discussions regarding potential acquisitions and/or dispositions and expansion of our content through media outlets from time to time in the ordinary course of business. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these or other available sources. However, there can be no assurance that financing from any of these sources, if necessary and available, can be obtained on favorable terms for future acquisitions.

The following summary table presents a comparison of our capital resources for the fiscal years ended December 31, 2009 and 2008, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and notes.

	2009	2008	Change
	(in thousands)
Capital expenditures:
Radio	$525	2,779	(2,254)
Television	380	12,871	(12,491)
Corporate	49	447	(398)

Consolidated	$954	16,097	(15,143)

Net cash flows provided by operating activities	$30,084	1,989	28,095
Net cash flows used in investing activities	(705)	(15,978)	15,273
Net cash flows used in financing activities	(8,651)	(14,281)	5,630

Net decrease in cash and cash equivalents	$20,728	(28,270)	48,998

Capital Expenditures
The decrease in our capital expenditures is a result of the completion of various capital projects in 2008, including the build-out and furnishing of the SBS Miami Broadcast Center.
Net Cash Flows Provided by Operating Activities
Changes in our net cash flows from operating activities were primarily a result of the improved operations and a decrease in cash paid to vendors, including interest.
Net Cash Flows Used in Investing Activities
Changes in our net cash flows from investing activities were a result of the decrease in our capital expenditures due to the completion of various capital projects in 2008, primarily the build-out and furnishing of the SBS Miami Broadcast Center.
Net Cash Flows Used in Financing Activities
Changes in our net cash flows from financing activities were primarily a result of a decrease of $2.3 million of cash dividends paid on the Series B preferred stock and, in fiscal year 2008, the repayment of the non-interest bearing promissory note totaling approximately $18.3 million, which was offset by the proceeds of $15.0 million related to the draw-down of our senior credit facility revolver.
Recent Developments
Lehman Interest Rate Swap
In September and October 2008, the counterparty to one of our interest rate swaps, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy (the Lehman Bankruptcy). As a result of the Lehman Bankruptcy, a dispute has arisen with respect to payments under the swap agreement. We have agreed to non-binding mediation of our dispute with the counterparty and the mediation session is scheduled to occur at the end of March 2010.

Dividend Payment on the Series B Preferred Stock
Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends on the Series B preferred stock at a rate of 10¾% per year, of the $1,000 liquidation preference per share, payable quarterly.
During fiscal year 2009, our Board of Directors, under management’s recommendation, determined that based on, among other things, the then current economic environment and future cash requirements, it would not be prudent to declare or pay the January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $7.5 million.
Our Board of Directors has not yet determined whether to pay the scheduled April 15, 2010 dividend. In determining whether to declare and pay any future cash dividends our Board of Directors will consider management’s recommendation, our financial condition, as well as whether, under Delaware law, sufficient surplus or net profits exist to pay such dividends.
NASDAQ Notification Letters
NASDAQ Delisting Letters and Temporary Extension
As we initially announced on August 25, 2008, we received a notice from The NASDAQ Stock Market (NASDAQ) on August 20, 2008 indicating that we failed to comply with the minimum bid price requirement set forth in NASDAQ Listing Rule 5450(a)(1) (formerly Marketplace Rule 4450(a)(5)) for continued listing of our common stock on The NASDAQ Global Market because the bid price of our common stock closed under $1.00 per share for 30 consecutive business days. The notice also stated that, in accordance with NASDAQ Listing Rule 5810(c)(3)(A) (formerly Marketplace Rule 4450(e)(2)), we would be provided 180 calendar days, or until February 17, 2009, to regain compliance with the minimum bid price requirement. Due to NASDAQ’s subsequent suspensions of enforcement of the minimum bid price requirement in 2008 and 2009, and as disclosed by our filings of various Forms 8-K, 10-Q and 10-K, our time period for regaining compliance was extended until December 4, 2009. To regain compliance, the closing bid price of our common stock had to remain at or above $1.00 per share for a minimum of 10 consecutive business days prior to the market close on December 4, 2009.
We did not regain compliance with the $1.00 minimum bid price requirement by December 4, 2009. Accordingly, on December 7, 2009, we received written notification from NASDAQ (the Staff Determination) that unless we requested a hearing before the NASDAQ Listing Qualifications Panel (the Panel) on or before 4:00 p.m. Eastern Time on December 14, 2009, our common stock would be delisted from The NASDAQ Global Market at the opening of business on December 16, 2009.
On December 11, 2009, we requested a hearing before the Panel to appeal the Staff Determination in order to present our plan to address the minimum bid price deficiency (the Appeal). A hearing was held on January 7, 2010. At the hearing, we provided NASDAQ with a specific plan of how we intended to regain compliance with the minimum bid price deficiency, including a time frame for completion of such plan.
On February 9, 2010, we received notice from NASDAQ indicating that NASDAQ had granted our request for an extension of time to regain compliance with the Rule (the NASDAQ Extension Notice). Pursuant to the terms of the NASDAQ Extension Notice, we will be required to, on or before June 7, 2010, evidence a closing bid price of $1.00 or more for a minimum of ten consecutive trading days. In the event that we do not evidence compliance with the Rule and all other requirements for continued listing, our securities may be delisted from The NASDAQ Global Market.

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
Accounting for Indefinite-Lived Intangible Assets and Goodwill
Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (the Act). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.
In accordance with FASB ASC Topic 350, Intangibles- Goodwill and Other (ASC 350), we do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of FASB ASC Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization (ASC 350-30-35), to certain of our FCC broadcasting licenses, if their market operations are consolidated.

Our valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC broadcasting licenses are acquired and operated by a third-party. The valuation method used is based on the premise that the only asset that the unbuilt start-up station would possess is the FCC broadcasting license. The valuation method isolates the income attributable to a FCC broadcasting license by modeling a hypothetical greenfield build-up to a normalized enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for as part of the build-up process. Consequently, the resulting accretion in value is solely attributed to the FCC broadcasting license.
In the discounted cash flow projections, a period of ten years was determined to be an appropriate time horizon for the analysis. The yearly streams of cash flows are adjusted to present value using an after-tax discount rate calculated for the broadcast industry as of December 31 of each year. A risk premium is added to this base rate, in order to reflect the uncertainty associated with a start-up operation. Additionally, it is necessary to project the terminal value at the end of the ten-year projection period. The terminal value represents the hypothetical value of the licenses at the end of a ten-year period. An estimated amount of taxes are deducted from the assumed terminal value, which accordingly is discounted to net present value.
The key assumptions incorporated in the discounted cash flow model are market advertising revenue projections, market revenue share projections, anticipated operating profit margins and risk adjusted discount rates. These assumptions vary based on the market size, type of broadcast of signal, media competition and audience share. These assumptions primarily reflect industry norms for similar stations/broadcast signals, as well as historical performance and trends of the markets. In the preparation of the FCC broadcasting license appraisals, estimates and assumptions are made that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results and could have a material impact on our financial statements in the future.
The key assumptions for the respective markets are further described as follows:
Market Advertising Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Fiscal year 2010 total market revenues were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.
Market Revenue Share Projections. Market revenue share projections are based upon the most recent average adjusted audience share for comparable stations operating in each market. This assumption is not specific to the performance of our stations and is predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to the average competitor, assuming that competitor had similar technical facilities.
Anticipated Operating Profit Margins. Operating profits are defined as profit before interest, depreciation and amortization, income tax, and corporate allocation charges. Operating profits are then divided by broadcast revenues, net of agency and representative commissions, to compute the operating profit margin. Operating profit margins for each station are projected based upon industry operating margin norms, which reflect market size and station type. In determining operating profit margins in each market, third-party information is utilized. This assumption is not specific to the performance of our stations and is predicated on the expectation that a new entrant into the market could reasonably be expected to perform at a level similar to a typical competitor.

Risk Adjusted Discount Rates. Discount rates of 10.5% for radio licenses and 10.0% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of December 31, 2009. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.
These key assumptions are subject to such factors as: overall advertising demand, station listenership and viewership, audience tastes, technology, fluctuation in preferred advertising media and the estimated cost of capital. Since a number of factors may influence the determination of the fair value of our FCC broadcasting licenses, we are unable to predict whether impairments will occur in the future. Any significant change in these factors will result in a modification of the key assumptions, which may result in an additional impairment.
For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an additional impairment of $15.7 million.
As of December 31, 2009, the percentage by which the fair value of our FCC broadcasting licenses exceeded (or equaled) their carrying values were as follows:

Market 1	0%
Market 2	31%
Market 3	9%
Market 4	35%
Market 5	7%
Market 6	9%
Market 7	0%
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. ASC 350 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under ASC 350; Radio and Television. We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics, including consideration of the requirements in FASB ASC 280, Segment Reporting, as required by ASC 350. Our evaluation included consideration of factors such as regulatory environment, business model, gross margins, nature of services and the process for delivering these services.
The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

During the years ended December 31, 2009 and 2008, we performed interim and annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we have not performed a step-two impairment test. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) our recent NASDAQ delisting notices; (2) limited trading volume; (3) the impact of our television segment operating losses; and (4) the significant voting control of our Chairman and CEO.
Accounting for Income Taxes
The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheet. FASB ASC 740, Income Taxes (ASC 740), requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles- Goodwill and Other, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.
We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively.
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

Revenue Recognition
We recognize broadcasting revenue as advertisements are aired on our stations, subject to meeting certain conditions such as persuasive evidence that an agreement exists, a fixed and determinable price, and reasonable assurance of collection. Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser. Payments received in advance of being earned are recorded as customer advances.
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
New Accounting Standards
In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860). ASU 2009-16 removes the concept of a qualifying special-purpose entity (QSPE) and eliminates the exception from applying FASB ASC 810-10, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Furthermore, ASU 2009-16 establishes specific conditions to account for a transfer of financial assets as a sale, changes the requirements for derecognizing financial assets and requires additional disclosure. ASU 2009-16 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us is our fiscal year beginning on January 1, 2010. We are currently evaluating the impact of adopting ASU 2009-16 on our results of operations and financial position.
In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 is a revision to pre-existing guidance that requires an enterprise to perform an analysis to identify the primary beneficiary of a Variable Interest Entity (VIE), a qualitatively on-going re-assessment on whether the enterprise is the primary beneficiary of the VIE and additional disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. In addition, this statement revises the methods utilized for determining whether an entity is a VIE and the events that trigger a reassessment of whether an entity is a VIE. ASU 2009-17 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us is our fiscal year beginning on January 1, 2010. We are currently evaluating the impact of adopting ASU 2009-17 on our results of operations and financial position.
Impact on Inflation
We believe that inflation has not had a material impact on our results of operations for each of our fiscal years ended December 31, 2009 and 2008, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data
The information called for by this Item 8 is included in Item 15, under “Financial Statements” and “Financial Statement Schedule” appearing at the end of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A(T).	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2009, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.
In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
As members of management of the Company, we are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under our supervision, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, (i) accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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
Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of December 31, 2009 in accordance with the COSO criteria.
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
Information called for by Item 10 is set forth in our proxy statement relating to the 2010 Annual Meeting of Stockholders (the Proxy Statement), which information is incorporated herein by this reference.
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

We have audited the accompanying consolidated financial statements of Spanish Broadcasting System, Inc. as listed in the Index at Item 15. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2(r) to the consolidated financial statements, the Company changed its method for measuring and disclosing the fair value of assets and liabilities due to the adoption of new accounting requirements issued by the FASB, effective January 1, 2008.

March 24, 2010
Fort Lauderdale, Florida
Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands, except share data)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$53,580	32,852
Receivables:
Trade	25,649	29,083
Barter	398	172

	26,047	29,255
Less allowance for doubtful accounts	1,247	1,675

Net receivables	24,800	27,580
Prepaid expenses and other current assets	3,439	4,426

Total current assets	81,819	64,858
Property and equipment, net	45,365	52,411
FCC broadcasting licenses	312,623	331,224
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $214 in 2009 and $178 in 2008	1,220	1,256
Deferred financing costs, net of accumulated amortization of $5,028 in 2009 and $3,956 in 2008	2,574	3,646
Other assets	2,386	3,066

Total assets	$478,793	489,267

Liabilities and Stockholder’s (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	18,211	15,428
Accrued interest	5,608	486
Unearned revenue	602	560
Other liabilities	570	66
Derivative instruments	5,863	—
Senior credit facility revolver due 2010	15,000	—
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	447	438
Series B cumulative exchangeable redeemable preferred stock dividends payable	7,032	2,068

Total current liabilities	56,583	22,296
Other liabilities, less current portion	405	139
Derivative instruments	612	12,541
Senior credit facility revolver due 2010	—	15,000
Senior credit facility term loan due 2012, less current portion	306,313	309,563
Other long-term debt, less current portion	6,605	7,052
Deferred income taxes	71,408	68,082

Total liabilities	441,926	434,673

Commitments and contingencies (notes 12, 14, and 16)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at December 31, 2009 and 2008, respectively	92,349	92,349

Stockholder’s deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	4	4
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; 41,542,513 and 41,445,222 shares issued and outstanding at December 31, 2009 and 2008, respectively	4	4
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at December 31, 2009 and 2008, respectively	2	2
Additional paid-in capital	525,026	524,722
Accumulated other comprehensive loss	(2,513)	(8,187)
Accumulated deficit	(578,005)	(554,300)

Total stockholder’s deficit	(55,482)	(37,755)

Total liabilities and stockholder’s deficit	$478,793	489,267

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2009 and 2008

(In thousands, except share data)

	2009	2008

Net revenue	$139,389	163,717

Operating expenses:
Engineering and programming	41,379	61,012
Selling, general and administrative	50,029	70,720
Corporate expenses	9,686	12,806
Depreciation and amortization	6,262	6,261

Total operating expenses	107,356	150,799
Gain on the sale of assets, net of disposal costs	(14)	(13)
Impairment of assets and restructuring costs	21,641	421,116

Operating income (loss)	10,406	(408,185)
Other (expense) income:
Interest expense	(26,900)	(22,910)
Interest income	31	848
Change in fair value of a derivative instrument	5,790	(3,813)
Other, net	(414)	3,851

Loss before income taxes	(11,087)	(430,209)
Income tax expense (benefit)	2,691	(101,486)

Net loss	(13,778)	(328,723)
Dividends on Series B preferred stock	(9,927)	(9,722)

Net loss applicable to common stockholders	$(23,705)	(338,445)

Basic and diluted net loss per common share	$(0.33)	(4.67)

Weighted average common shares outstanding:
Basic and diluted	72,517	72,419

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss
December 31, 2009 and 2008
(In thousands, except share data)

								Accumulated
	Class C preferred stock		Class A common stock		Class B common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders
	shares	value	shares	value	shares	value	capital	(loss) income	deficit	deficit
Balance at December 31, 2007	380,000	$4	40,777,805	$4	24,003,500	$2	524,030	(3,582)	(215,855)	304,603
Conversion of Class B common stock to Class A common stock	—	—	600,000	—	(600,000)	—	—	—	—	—
Issuance of Class A common stock from vesting of restricted stock	—	—	67,417	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	692	—	—	692
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,722)	(9,722)
Comprehensive loss:
Net income	—	—	—	—	—	—	—	—	(328,723)	(328,723)
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	542	—	542
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	(5,147)	—	(5,147)

Comprehensive loss										(333,328)

Balance at December 31, 2008	380,000	4	41,445,222	4	23,403,500	2	524,722	(8,187)	(554,300)	(37,755)

Issuance of Class A common stock from vesting of restricted stock	—	—	97,291	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	304	—	—	304
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,927)	(9,927)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(13,778)	(13,778)
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	5,398	—	5,398
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	276	—	276

Comprehensive loss										(8,104)

Balance at December 31, 2009	380,000	$4	41,542,513	$4	23,403,500	$2	525,026	(2,513)	(578,005)	(55,482)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2009 and 2008
(In thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(13,778)	(328,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on the sale of assets	(14)	(13)
Impairment of assets	20,023	418,891
Stock-based compensation	304	692
Depreciation and amortization	6,263	6,261
Net barter income	(368)	(113)
Provision for trade doubtful accounts	379	1,191
Amortization of deferred financing costs	1,072	1,157
Amortization of noninterest-bearing promissory note payable	—	1,260
Deferred income taxes	3,326	(102,066)
Unearned revenue- barter	184	(3,558)
Accretion of the time-value of money component related to unearned revenue	—	133
Change in fair value of derivative instrument, net of amortization	(392)	4,354
Amortization of deferred commitment fee	—	(300)
Amortization of other liabilities	—	(66)
Changes in operating assets and liabilities:
Trade receivables	2,627	6,713
Prepaid expenses and other current assets	987	89
Other assets	680	(913)
Accounts payable and accrued expenses	2,899	(3,404)
Accrued interest	5,122	275
Other liabilities	770	—
Unearned revenue	—	129

Net cash provided by operations	30,084	1,989

Cash flows from investing activities:
Purchases of property and equipment	(954)	(10,058)
Acquisition of a building and its related building improvements	—	(6,039)
Proceeds from the sale of property and equipment and insurance recoveries	249	119

Net cash used in investing activities	(705)	(15,978)

Cash flows from financing activities:
Payment of noninterest-bearing promissory note payable	—	(18,350)
Payment of senior credit facility term loan 2012	(3,250)	(3,250)
Proceeds from senior credit facility revolver due 2010	—	15,000
Payment of Series B preferred stock cash dividends	(4,963)	(7,251)
Payments of other long-term debt	(438)	(430)

Net cash used in financing activities	(8,651)	(14,281)

Net increase (decrease) in cash and cash equivalents	20,728	(28,270)
Cash and cash equivalents at beginning of year	32,852	61,122

Cash and cash equivalents at end of year	$53,580	32,852

Supplemental cash flows information:
Interest paid	$15,298	19,778

Income tax paid (refund), net	$29	(57)

Noncash investing and financing activities:
Unrealized gain (loss) on derivative instruments	$276	(4,063)

Accrual of Series B preferred stock cash dividends not declared	$7,032	—

Issuance of preferred stock as payment of preferred stock dividend	$—	2,417

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(1)	Organization and Nature of Business
Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries (the Company, we, us, our or SBS) owns and/or operates 21 radio stations in the Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco markets. In addition, we own and operate two television stations, which operate as one television operation, branded as “MegaTV.” We also have various MegaTV broadcasting outlets under affiliation or programming agreements. As part of our operating business, we operate LaMusica.com, Mega.tv, and our radio station websites, which are bilingual Spanish-English websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the U.S., including Puerto Rico.
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
The consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, we evaluated subsequent events after the balance sheet date and through the financial statements issuance date.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(c)	Valuation of Accounts Receivable
We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2009 and 2008, we incurred bad debt expense of $0.4 million and $1.2 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.
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
(e)	Impairment or Disposal of Long-Lived Assets
Accounting for impairment or disposal of long-lived assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Accounting standards also require companies to separately report discontinued operations and extend the reporting requirements to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
In accordance with FASB ASC Topic 350, Intangibles- Goodwill and Other (ASC 350), we do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of FASB ASC Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization (ASC 350-30-35), to certain of our FCC broadcasting licenses, if their market operations are consolidated.
Our valuations principally use the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC broadcasting licenses are acquired and operated by a third-party. The valuation method used is based on the premise that the only asset that the unbuilt start-up station would possess is the FCC broadcasting license. The valuation method isolates the income attributable to a FCC broadcasting license by modeling a hypothetical greenfield build-up to a normalized enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for as part of the build-up process. Consequently, the resulting accretion in value is solely attributed to the FCC broadcasting license.
In the discounted cash flow projections, a period of ten years was determined to be an appropriate time horizon for the analysis. The yearly streams of cash flows are adjusted to present value using an after-tax discount rate calculated for the broadcast industry as of December 31 of each year. A risk premium is added to this base rate, in order to reflect the uncertainty associated with a start-up operation. Additionally, it is necessary to project the terminal value at the end of the ten-year projection period. The terminal value represents the hypothetical value of the licenses at the end of a ten-year period. An estimated amount of taxes are deducted from the assumed terminal value, which accordingly is discounted to net present value.
The key assumptions incorporated in the discounted cash flow model are market advertising revenue projections, market revenue share projections, anticipated operating profit margins and risk adjusted discount rates. These assumptions vary based on the market size, type of broadcast of signal, media competition and audience share. These assumptions primarily reflect industry norms for similar stations/broadcast signals, as well as historical performance and trends of the markets. In the preparation of the FCC broadcasting license appraisals, estimates and assumptions are made that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results and could have a material impact on our financial statements in the future.
These key assumptions are subject to such factors as: overall advertising demand, station listenership and viewership, audience tastes, technology, fluctuation in preferred advertising media and the estimated cost of capital. Since a number of factors may influence the determination of the fair value of our FCC broadcasting licenses, we are unable to predict whether impairments will occur in the future. Any significant change in these factors will result in a modification of the key assumptions, which may result in an additional impairment.
(g)	Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. ASC 350 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under ASC 350; Radio and Television. We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics. Our evaluation included consideration of factors, such as regulatory environment, business model, gross margins, nature of services and the process for delivering these services.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
During the year-ended December 31, 2009 and 2008, we performed interim and annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we have not performed a step-two impairment test. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: our recent NASDAQ delisting notices; limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and CEO.
(h)	Other Intangible Assets, Net
Other intangible assets, net, consist of favorable tower leases acquired. Gross other intangible assets total $1.4 million. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Amortization expense amounted to $36 thousand for the fiscal years ended December 31, 2009 and 2008, respectively. Estimated amortization expense for the five years subsequent to December 31, 2009 is as follows (in thousands):

Fiscal year ending December 31:
2010	$36
2011	36
2012	36
2013	36
2014	36
(i)	Deferred Financing Costs
Deferred financing costs relate to the refinancing of our debt in June 2005 (see note 7). Deferred financing costs are being amortized to interest expense using the effective interest method.
(j)	Barter Transactions
Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $5.3 million and $9.2 million for the fiscal years ended December 31, 2009 and 2008, respectively. Barter expense amounted to $5.0 million and $9.1 million for the fiscal years ended December 31, 2009 and 2008, respectively.
Unearned revenue consists of the excess of the aggregate fair value of goods or services received by us, over the aggregate fair value of advertising time delivered by us on certain barter customers.
(k)	Cash and Cash Equivalents
Cash and cash equivalents consist of cash and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively (see note 13).
(m)	Advertising Costs
We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.3 million and $4.6 million in fiscal years ended December 31, 2009 and 2008, respectively.
(n)	Contingent Liabilities
Accounting standards require that an estimated loss from a loss contingency shall be accrued when information available prior to the issuance of the financial statements indicate that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from our estimates.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(o)	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires Management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions, include the useful lives of fixed assets; allowance for doubtful accounts; the valuation of derivatives; deferred tax assets; fixed assets, and share-based compensation. These estimates and assumptions are based on Management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which Management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in advertising spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.
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
Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 70% of net revenue for the fiscal years ended December 31, 2009 and 2008. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(q)	Basic and Diluted Net Loss per Common Share
Basic net loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the fiscal years ended December 31, 2009 and 2008, since their effect would be anti-dilutive. If included, common stock equivalents for the fiscal years ended December 31, 2009 and 2008 would have amounted to 45 and 8, respectively. The following table summarizes the net loss applicable to common stockholders and the net loss per common share for the fiscal years ended December 31, 2009 and 2008 (in thousands, except per share data):

	2009	2008
Net loss	$(13,778)	(328,723)
Less: dividends on Series B preferred stock	(9,927)	(9,722)

Net loss applicable to common stockholders	(23,705)	(338,445)

Basic and diluted net loss per common stock	$(0.33)	(4.67)

Weighted average common shares outstanding:
Basic and diluted	72,517	72,419

(r)	Fair Value Measurement
Effective January 1, 2008, we changed our method for measuring and disclosing the fair value of nonfinancial assets or liabilities due to the adoption of new accounting standards. We determine the fair value of assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price (see note 17).
The levels of the fair value hierarchy are:
Level 1: inputs are quoted prices, unadjusted, in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2: inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. A Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(s)	Share-based Compensation Expense
We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the fiscal years ended December 31, 2009 and 2008 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.
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
Accounting standards establish the way public business enterprises report information about operating segments in annual financial statements and require those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. We have two reportable segments: radio and television (see note 18).
(v)	Other, Net
In the fiscal years ended December 31, 2009, the amount in other, net in our statement of operations was primarily related to the write-down of a deposit. In the fiscal year ended December 31, 2008, the amount in other, net was primarily related to the write-off of the unused portion of unearned revenue that expired on March 1, 2008 and October 24, 2008, respectively. This unearned revenue relates to the MEGA TV acquisition advertising agreement that provided the seller with the opportunity to use a total of $6.0 million of advertising.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
(x)	Comprehensive Loss
Our comprehensive loss consists of net loss and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our other comprehensive loss consists of net loss and gains and losses on derivative instruments that qualify for cash flow hedge treatment.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(y)	Capitalized Interest
Our policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year. A reconciliation of total interest cost to “Interest Expense” as reported in the consolidated statements of operations for the fiscal years 2009 and 2008, is as follows (in thousands):

	2009	2008
Interest cost capitalized	$—	199
Interest cost charged to income	26,900	22,910

Total interest expense	$26,900	23,109

(3)	Impairment of Assets and Restructuring Costs

Impairment of FCC Broadcasting Licenses
We generally perform our annual impairment test of our indefinite-lived intangibles during the fourth quarter of our fiscal year but, given the deteriorating economic conditions and revenue declines in the broadcasting industry, we also performed interim impairment tests as of March 31, 2009 and June 30, 2008.
As a result of the March 31, 2009 interim impairment test, we determined that there was an impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $10.1 million that reduced the carrying values of our FCC broadcasting licenses. The tax impact of the impairment loss was an approximate $4.1 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.
During the fourth quarter 2009 annual impairment test, we determined that there was an additional impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $8.5 million that reduced the carrying values of our FCC broadcasting licenses. The tax impact of the impairment loss was an approximate $0.6 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.
As a result of the June 30, 2008 interim impairment test, we determined that there was an impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $396.3 million that reduced the carrying values of our FCC broadcasting licenses. The tax impact of the impairment loss was an approximate $108.9 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.
During the fourth quarter 2008 annual impairment test, we determined that there was an additional impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $22.4 million that reduced the carrying values of our FCC broadcasting licenses. The tax impact of the impairment loss was an approximate $5.0 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.
The impairment losses were due to changes in estimates and assumptions which were primarily (a) lower industry advertising revenue growth projections in our respective markets, (b) lower industry profit margins, and (c) increased risk adjusted discount rates used in fair value determinations. Also, the current decline in cash flow multiples for recent station sales were considered in the estimates and assumptions used.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Impairment of Property and Equipment
During the fourth quarter 2009, we entered into a sublease of office space and determined that $1.4 million of property and equipment related to leasehold improvements and furniture and fixtures were impaired.
Restructuring Costs
As a result of the decrease in the demand for advertising and the deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We incurred expenses related to the termination of various programming contracts and personnel and a loss on a sublease of office space.
During the fiscal year 2009, we incurred restructuring expenses of $1.6 million, of which $1.0 million were paid. As of December 31, 2009, the total accrued expenses on our consolidated balance sheet related to restructuring activities were $0.9 million, of which $0.1 million was included in accounts payable and accrued expenses and $0.8 million was included in other liabilities.
During the fiscal year 2008, we incurred restructuring expenses of $2.5 million, of which $2.2 million were paid. As of December 31, 2008, the total accrued expenses on our consolidated balance sheet related to restructuring activities were $0.3 million, which was included in accounts payable and accrued expenses.
(4)	Derivatives and Hedging Activities
At December 31, 2009 and 2008, derivative financial instruments are comprised of the following (in thousands):

	Fixed		2009	2008	2009	2008
	interest	Expiration	Notional	Notional	Fair	Fair
Agreement	rate	date	amounts	amounts	value	value
Interest rate swap	5.98%	June 2010	$309,563	312,813	$5,863	11,653
Interest rate swap	6.31%	January 2017	6,758	7,064	612	888

			$316,321	319,877	$6,475	12,541

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
In September and October 2008, the counterparty to this interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge no longer qualifies for hedge accounting. Therefore, the change in fair value from September 15, 2008, the last time this hedge was determined to be effective, to date, will be recorded in earnings as a “Change in fair value of derivative instrument.” During the fiscal years 2009 and 2008, change in fair value of derivative instrument totaled $5.8 million and $(3.8) million, respectively.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. During the fiscal years December 31, 2009 and 2008, $5.4 million and $0.5 million, respectively, were reclassified and recorded as interest expense. During the fiscal year December 31, 2010, we estimate that $1.9 million will be reclassified and recorded as interest expense.
As a result of the Lehman bankruptcy filings, a dispute has arisen with respect to payments under the swap agreement. We have agreed to non-binding mediation of our dispute with the counterparty and the mediation session is scheduled to occur at the end of March 2010.
On January 4, 2007, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby we will pay a fixed interest rate of 6.31%, as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017 (see note 9).
(5)	Property and Equipment, Net
Property and equipment, net consists of the following at December 31, 2009 and 2008 (in thousands):

			Estimated
	2009	2008	useful lives
Land	$7,306	7,306	—
Building and building improvements	35,822	35,706	7–20 years
Tower and antenna systems	5,258	5,026	10 years
Studio and technical equipment	19,459	20,068	5–10 years
Furniture and fixtures	5,444	5,492	5–10 years
Transmitter equipment	6,942	6,919	10 years
Leasehold improvements	6,434	6,335	1–20 years
Computer equipment and software	6,327	6,647	3–5 years
Other	1,933	2,479	3–5 years

	94,925	95,978

Less accumulated depreciation and amortization	(49,560)	(43,567)

	$45,365	52,411

During the fiscal years ended December 31, 2009 and 2008, depreciation and amortization of property and equipment totaled $6.2 million, respectively.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(6)	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Accounts payable — trade	$3,002	1,732
Accrued compensation and commissions	6,464	6,218
Accrued professional fees	1,445	1,742
Accrued step-up leases	1,380	1,445
Accrued income taxes	1,704	1,994
Other accrued expenses	4,216	2,297

	$18,211	15,428

(7)	Senior Secured Credit Facilities
Senior secured credit facilities consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Revolving credit facility of $25.0 million, due 2010	$15,000	15,000
Term loan payable due in quarterly principal repayments of 0.25% of the original outstanding amount of $325.0 million, including variable interest based on LIBOR plus 175 basis points, with outstanding balance due in 2012	309,563	312,813

	324,563	327,813

Less current portion	(3,250)	(3,250)

	$321,313	324,563

The maturities of our senior credit facilities are as follows at December 31, 2009 (in thousands):

Fiscal year ending December 31:
2010	$18,250
2011	3,250
2012	303,063

$324,563

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
On June 10, 2005, we entered into a first lien credit agreement with Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent (Merrill Lynch), Wachovia Bank, National Association, as documentation agent (Wachovia), Lehman Commercial Paper Inc., as administrative agent (Lehman), and certain other lenders (the First Lien Credit Facility). The First Lien Credit Facility consists of a term loan in the amount of $325.0 million, payable in twenty-eight consecutive quarterly installments commencing on June 30, 2005, and continuing on the last day of each of December, March, June and September of each year thereafter, through, and including, March 31, 2012. The amount of the quarterly installment due on each such payment date is equal to 0.25% of the original principal balance of the term loan funded on June 10, 2005, which is approximately $0.8 million. The term loan is due and payable on June 10, 2012. The First Lien Credit Facility also includes a revolving credit facility in an aggregate principal amount of $25.0 million. The scheduled maturity of the revolving credit line is June 10, 2010.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
(8)	Non-Interest Bearing Promissory Note, Net
We partially financed the acquisition of certain assets used in, or related to, the operation of MegaTV by entering into a 34-month secured non-interest bearing promissory note due 2009, in the principal amount of $18.5 million, to and made in favor of WDLP Broadcasting Company, LLC and Robin Broadcasting Company, LLC. The promissory note was guaranteed by us and secured by the assets acquired in the transaction. We discounted the promissory note using an effective interest rate of approximately 8.25%, which had a present value at closing of approximately $14.8 million. The discount was being amortized over the life of the promissory note using the effective interest method.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(9)	Other Long-Term Debt
Other long-term debt consists of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Promissory note payable, due in monthly principal installments of $26 thousands, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	$6,758	7,064
Obligation under capital lease with related party payable in monthly installments of $9, including interest at 6.25%, commencing June 1992. See notes 12 and 15	231	321
Various obligations under capital leases	63	105

	7,052	7,490

Less current portion	(447)	(438)

	$6,605	7,052

The scheduled maturities of other long-term debt are as follows at December 31, 2009 (in thousands):

Fiscal year ending December 31:
2010	$447
2011	425
2012	340
2013	306
2014	306
Thereafter	5,228

$7,052

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006 (the Purchase Agreement). In connection with the acquisition of the real property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the Loan Agreement), a ten-year promissory note in the original principal amount of $7.7 million (the Promissory Note), and a Mortgage, Assignment of Rents and Security Agreement (the Mortgage) in favor of Wachovia Bank, National Association (Wachovia). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the real property and any related collateral.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
(10)	10 3/4 % Series A and B Cumulative Exchangeable Redeemable Preferred Stock
On October 30, 2003, we partially financed the purchase of a radio station with proceeds from the sale, through a private placement, of 75,000 shares of our 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $0.01 per share, with a liquidation preference of $1,000 per share (the Series A Preferred Stock), without a specified maturity date. The gross proceeds from the issuance of the Series A Preferred Stock amounted to $75.0 million.
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
We have the option to redeem all or some of the registered Series B Preferred Stock for cash on or after October 15, 2009 at 103.583%, October 15, 2010 at 101.792 and October 15, 2011 and thereafter at 100%, plus accumulated and unpaid dividends to the redemption date. On October 15, 2013, each holder of Series B Preferred Stock will have the right to require us to redeem all or a portion of such holder’s Series B Preferred Stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends.
Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we had the option to pay these dividends in either cash or additional shares of Series B preferred stock. Since October 15, 2008, we have been required to pay the dividends on our Series B preferred stock in cash. Our ability to make the dividend payments described above will depend upon our future operating performance and on economic, financial, regulatory and other factors, many of which may be beyond our control.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
During the fiscal years ended December 31, 2008, 2005, 2004 and 2003, we increased the carrying amount of the Series B Preferred Stock by approximately $2.4 million, $5.0 million, $8.5 million and $1.4 million, respectively, for stock dividends, which were accreted using the effective interest method. In addition, for the fiscal years ended December 31, 2009 and 2008, we paid cash dividends of approximately $5.0 million and $7.3 million and as of December 31, 2009 and 2008, we had accrued dividends of approximately $7.0 million and $2.1 million, respectively.
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
In connection with the closing of the merger transaction, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
1999 Stock Option Plans
In September 1999, we adopted an employee incentive stock option plan (the 1999 ISO Plan) and a non-employee director stock option plan (the 1999 NQ Plan, and together with the 1999 ISO Plan, the 1999 Stock Option Plans). Options granted under the 1999 ISO Plan vest according to the terms determined by the compensation committee of our board of directors, and have a contractual life of up to ten years from the date of grant. Options granted under the 1999 NQ Plan vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. In September 2009, our 1999 Stock Options Plans expired; therefore, no more options can be granted under these plans. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expired on November 2, 2009.
Accounting for Share-Based Plans
We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the fiscal years ended December 31, 2009 and 2008 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the fiscal years ended December 31, 2009 and 2008, share-based compensation totaled $0.3 million and $0.7 million, respectively.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
As of December 31, 2009, there was $0.1 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted-average period of approximately one year.
Accounting standards require that cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.
During the fiscal years ended December 31, 2009 and 2008, no stock options were exercised; therefore, no cash payments were received. In addition, during the fiscal years ended December 31, 2009 and 2008, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
Valuation Assumptions
We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted to employees during the fiscal years ended December 31, 2009 and 2008 were $0.62 and $0.21, respectively. The following weighted-average assumptions were used for each respective period:

	2009	2008
Expected term	7 years	7 years
Dividends to common stockholders	None	None
Risk-free interest rate	3.11%	3.27%
Expected volatility	99.43%	59.00%
Our computation of expected volatility for the fiscal years ended December 31, 2009 and 2008 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2009 and 2008 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Stock Options and Nonvested Shares Activity
Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees continuing service to SBS. A summary of the status of our stock options, as of December 31, 2009 and 2008, and changes during the fiscal years ended December 31, 2009 and 2008, is presented below (in thousands, except per share data and contractual life):

				Weighted-
		Weighted-		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)

Outstanding at December 31, 2007	3,063	$10.86	—	—
Granted	225	0.34	—	—
Exercised	—	—	—	—
Forfeited	(541)	10.01	—	—

Outstanding at December 31, 2008	2,747	10.17	—	4.4
Granted	100	0.73	—	—
Exercised	—	—	—	—
Forfeited	(790)	18.75	—	—
Outstanding at December 31, 2009	2,057	$6.41	$104	4.9

Excercisable at December 31, 2009	1,987	$6.59	$91	4.8

During the fiscal years 2009 and 2008, no stock options were exercised.
The following table summarizes information about our stock options outstanding and exercisable at December 31, 2009 (in thousands, except per share data and contractual life):

				Weighted-
			Weighted-	average		Weighted-
			average	remaining		average
	Vested	Unvested	exercise	contractual	Options	exercise
Range of exercise prices	options	options	price	life (years)	exercisable	price

$0.20–4.99	630	70	$2.23	7.3	630	$2.34
$5.00–9.99	1,159	—	8.19	3.5	1,159	8.19
$10.00–14.99	198	—	10.79	4.8	198	10.79

	1,987	70	6.41	4.9	1,987	6.59

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service to SBS. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
A summary of the status of our nonvested shares, as of December 31, 2009 and 2008, and changes during the fiscal years ended December 31, 2009 and 2008, is presented below (in thousands, except per share data):

		Weighted-
		average
		grant-date	Aggregate
		fair value	intrinsic
	Shares	(per share)	value
Nonvested at December 31, 2007	77	$4.19
Awarded	215	0.92
Vested	(67)	1.87
Forfeited	—	—

Nonvested at December 31, 2008	225	1.75

Awarded	—	—
Vested	(97)	1.78
Forfeited	—	—

Nonvested at December 31, 2009	128	$1.73	$99

(12)	Commitments
(a)	Leases
We have a building under a capital lease agreement, which is partially owned by our Chief Executive Officer, expiring in June 2012. Also, we have furniture and fixtures under various capital leases that expire at various dates through 2011. The amounts capitalized under these lease agreements and included in property and equipment at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Building under capital lease	$1,230	1,230
Various furniture and fixtures under capital leases	178	178

	1,408	1,408

Less accumulated depreciation	(1,355)	(1,103)

	$53	305

We lease office space and facilities and certain equipment under operating leases, some of which are with related parties (see note 15), that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
At December 31, 2009, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	lease	lease
Fiscal year ending December 31:
2010	$209	4,280
2011	169	4,281
2012	53	4,345
2013	—	4,180
2014	—	3,995
Thereafter	—	8,415

Total minimum lease payments	431	29,496

Less executory costs	(112)

	319
Less interest	(25)

Present value of minimum lease payments	$294

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.
Total rent expense for the fiscal years ended December 31, 2009 and 2008 amounted to $4.6 million and $6.7 million, respectively.
We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2016. The future minimum rental income to be received under these agreements as of December 31, 2009 is as follows (in thousands):

Fiscal year ending December 31:
2010	$899
2011	956
2012	1,019
2013	943
2014	929
Thereafter	613

$5,359

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(b)	Employment and Service Agreements
At December 31, 2009, we are committed to employment and service contracts for certain executives, on-air talent, general managers and others expiring through 2013. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December 31:
2010	$9,203
2011	4,888
2012	3,257
2013	93
2014	—
Thereafter	—

$17,441

Included in the future payments schedule is our Chief Executive Officer’s (CEO) employment agreement, which may expire on December 31, 2010. Our CEO’s annual base salary is $1.25 million, and he is eligible to receive a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any fiscal year, including acquired stations on a pro forma basis.
Under the terms of the agreement, the board of directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus. For the fiscal year ended December 31, 2009, our CEO was awarded a cash bonus totaling $1.0 million, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2009.
Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.
(c)	401(k) Profit-Sharing Plan
In September 1999, we adopted a tax-qualified employee savings and retirement plan (the 401(k) Plan). We can make matching and/or profit-sharing contributions to the 401(k) Plan on behalf of all participants at our sole discretion. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan. To date, we have not made contributions to this plan.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(d)	Other Commitments
At December 31, 2009, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others. Future payments under such commitments are as follows (in thousands):

Fiscal year ending December 31:
2010	$17,411
2011	10,821
2012	11,112
2013	5,742
2014	4,930
Thereafter	826

$50,842

(13)	Income Taxes
Total income taxes for the years ended December 31, 2009 and 2008 were allocated as follows (in thousands):

	2009	2008
Loss from continuing operations	$2,691	(101,486)
Stockholders’ equity, for stock-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	—	—
Stockholders’ equity, for net unrealized gain (loss) on derivative instruments	—	—

	$2,691	(101,486)

For the years ended December 31, 2009 and 2008, loss from continuing operations before taxes consists of the following (in thousands):

	2009	2008
U.S. operations	$(5,915)	(380,181)
Foreign operations	(5,172)	(50,028)

	$(11,087)	(430,209)

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
The components of the provision for income tax expense (benefit) included in the consolidated statements of operations are as follows for the fiscal years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Current:
Federal	$(380)	—
State and local, net of federal income tax benefit	35	13
Foreign	(290)	567

	(635)	580

Deferred:
Federal	2,213	(77,676)
State and local, net of federal income tax benefit	1,113	(13,784)
Foreign	—	(10,606)

	3,326	(102,066)

Total income tax expense (benefit)	$2,691	(101,486)

For fiscal year ended December 31, 2009 and 2008, no net operating loss carry-forwards were utilized.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Federal and state net operating loss carryforwards	$75,255	74,296
Foreign net operating loss carryforwards	13,963	13,902
FCC licenses	46,811	52,651
Allowance for doubtful accounts	1,108	1,180
Unearned revenue	234	224
AMT credit	806	1,186
Derivatives and hedging instruments	4,948	5,121
Fixed assets	997	39
Accrued withholding	2,051	—
Production costs	4,031	—
Other	4,992	3,714

Total gross deferred tax assets	155,196	152,313
Less valuation allowance	(154,390)	(151,127)

Net deferred tax assets	806	1,186

Deferred tax liabilities:
FCC licenses	72,214	69,268

Total gross deferred tax liabilities	72,214	69,268

Net deferred tax liability	$71,408	68,082

The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $3.3 million and $75.4 million, respectively. The valuation allowance at 2009 and 2008 was primarily related to domestic and foreign net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. As a result of adopting ASC 350 on December 31, 2001, amortization of the FCC broadcasting licenses stopped for financial statement purposes. However, the impairment of certain FCC broadcasting licenses recognized during the years ended December 31, 2009 and 2008, respectively, resulted in the reversal of certain deferred tax liabilities or an increase in the gross deferred tax assets relating to certain of those intangibles, which were accompanied by an offsetting increase in the related valuation allowance.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized.
At December 31, 2009, we have federal and state net operating loss carry-forwards of approximately $188.5 million and $183.5 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2010 through 2029.
In addition, at December 31, 2009, we have foreign net operating loss carry-forwards of approximately $35.8 million available to offset future taxable income expiring from the years 2010 through 2016.
Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal years ended December 31, 2009 and 2008, as a result of the following:

	2009	2008

Computed “expected” tax benefit	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	(3.2)	(5.3)
Foreign benefit	(1.9)	(0.3)
Current year change in valuation allowance	50.2	17.1
Nondeductible expenses	1.8	0.1
Change in effective rate	7.1	(0.1)
Other	5.3	(0.1)

	24.3%	(23.6)%

The U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2006 through 2009. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2004 through 2009.
For the years ended December 31, 2009 and 2008, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2004 through December 31, 2009, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2009.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(14)	Contingencies
FCC Licenses Matters
The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1996. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. We have timely filed license renewal applications for all of our stations; however, a certain license was not renewed prior to its expiration date. Based on having filed the timely renewal application, we continue to operate the radio station operating under the license and anticipate that it will be renewed.
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
During the fiscal years ended December 31, 2009 and 2008, one of our members of the board of directors served as our business consultant and was paid a retainer of $0.1 million and $0.3 million, respectively.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(16)	Litigation
From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.
Wolf, et al., Litigation
On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the Southern District of New York) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999, prospectus and registration statement relating to our initial public offering which closed on November 2, 1999 (the IPO). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our IPO, two members of our senior management team, one of whom is the Chairman of our Board of Directors, and an additional director, referred to collectively as the individual defendants. The complaint was never served upon the individual defendants.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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
On January 7, 2008, the Underwriter Defendants filed a motion (in which the issuer defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against us, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion. On May 13, 2008, the Southern District of New York issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the action against SBS. The order also requires Plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, Defendants may seek clarification of the Southern District of New York’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including the SBS action, as well as the status of the Section 11-related class allegations.
On June 11, 2009, pursuant to a motion filed on April 2, 2009, the Southern District of New York issued a preliminary order of approval of a settlement of all of the consolidated cases, including the case against us. On September 19, 2009, the Southern District of New York conducted a hearing regarding the final approval of the settlement of all consolidated cases and, on October 5, 2009, issued an opinion finally approving the settlement. The settlement, which is subject to appeal, will result in a release of all claims against the Underwriter and Issuer Defendants, and their officers and directors, in exchange for an aggregate sum of approximately $600 million (the settlement amount) to be paid into a settlement fund for the benefit of the class plaintiffs. SBS’ and the individual defendants’ share of the settlement amount would be fully funded by insurance.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
On October 23, 2009, several Objectors filed a petition for leave to appeal the Southern District of New York’s class definition for purposes of settlement in the Second Circuit Court of Appeals (the Objectors’ petition). Several Objectors have also filed notices of appeal in the Second Circuit from the Southern District of New York’s order approving the settlement. On October 29, 2009 Plaintiffs filed an answer in opposition to the Objectors’ petition. On November 2, 2009, the Underwriter Defendants filed a response to the Objectors petition, taking no position on the petition, but noting that the classes were approved for settlement purposes only and reserving the right to oppose class certification in the event the settlement is not finally approved. The Issuer Defendants do not intend to file a response to the Objectors’ petition.
(17)	Fair Value Measurement Disclosures
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
The estimated fair values of our financial instruments are as follows (in millions):

	December 31,
	2009		2008
	Gross		Gross
	carrying		carrying
	amount	Fair value	amount	Fair value
Senior credit facility term loan	$309.6	255.9	312.8	87.6

10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	57.9	92.3	23.1

Promissory note payable, included in other long-term debt	6.8	6.5	7.1	7.1
The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
Fair Value of Derivative Instruments
The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at December 31, 2009
		Liabilities
	December 31, 2009	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$612	—	612	—

Derivative no longer designated as a cash flow hedging instrument:
Interest rate swap	5,863	—	5,863	—

Total	$6,475	—	6,475	—

		Fair value measurements at December 31, 2008
		Liabilities
	December 31, 2008	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$888	—	888	—

Derivative no longer designated as a cash flow hedging instrument:
Interest rate swap	11,653	—	11,653	—

Total	$12,541	—	12,541	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

	December 31,
Interest rate swaps	2009	2008

Gain (loss) recognized in other comprehensive loss (effective portion)	$276	(5,147)

Loss reclassified from accumulated other comprehensive loss into interest expense	$5,398	542

Gain (loss) recognized in change in fair value of derivative instrument	$5,790	(3,813)
Fair Value of Nonfinancial Assets
The following table represents required quantitative disclosures regarding fair values of our nonfinancial assets (in thousands):

Fair value measurements at December 31, 2009
Nonfinancial assets
	December 31, 2009		Significant
	carrying value and		other	Significant
	balance sheet	Quoted prices in	observable	unobservable
	location of FCC	active markets	inputs	inputs
Description	broadcasting licenses	(Level 1)	(Level 2)	(Level 3)

FCC broadcasting licenses	$34,848	—	—	34,848
During the fourth quarter 2009, we wrote down our FCC broadcasting licenses with carrying amounts of $43.3 million to their fair values of $34.8 million, resulting in an impairment of assets charge of $8.5 million, which is included in impairment of assets and restructuring costs. For further discussion on the impairment of assets, see note 2(f) and 3.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
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

	Fiscal year ended
	2009	2008
Net revenue:
Radio	$123,602	145,421
Television	15,787	18,296

Consolidated	$139,389	163,717

Engineering and programming expenses:
Radio	$27,435	37,744
Television	13,944	23,268

Consolidated	$41,379	61,012

Selling, general, and administrative:
Radio	$41,766	59,645
Television	8,263	11,075

Consolidated	$50,029	70,720

Corporate expenses	$9,686	12,806

Depreciation and amortization:
Radio	$3,111	3,213
Television	2,202	1,595
Corporate	949	1,453

Consolidated	$6,262	6,261

(Gain) loss on sale of assets, net:
Radio	$(7)	(3)
Television	15	(10)
Corporate	(22)	—

Consolidated	$(14)	(13)

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

	Fiscal year ended
	2009	2008
Impairment of assets and restructuring costs:
Radio	$14,188	402,243
Television	7,405	18,710
Corporate	48	163

Consolidated	$21,641	421,116

Operating income (loss):
Radio	$37,109	(357,421)
Television	(16,042)	(36,342)
Corporate	(10,661)	(14,422)

Consolidated	$10,406	(408,185)

Capital expenditures:
Radio	$525	2,779
Television	380	12,871
Corporate	49	447

Consolidated	$954	16,097

	December 31,
	2009	2008
Total assets:
Radio	$425,565	422,827
Television	45,811	57,225
Corporate	7,417	9,215

Consolidated	$478,793	489,267

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Financial Statement Schedule — Valuation and Qualifying Accounts
Years ended December 31, 2009 and 2008
(In thousands)

	Balance at	Charged to	Charged to
	beginning of	cost and	other		Balance at
Description	year	expense	accounts (1)	Deductions (2)	end of year

Fiscal year ended December 31, 2009:
Allowance for doubtful accounts	$1,675	379	—	807	1,247
Valuation allowance on deferred taxes	151,127	5,568	(2,305)	—	154,390

Fiscal year ended December 31, 2008:
Allowance for doubtful accounts	3,623	1,191	—	3,139	1,675
Valuation allowance on deferred taxes	75,693	73,562	1,872	—	151,127

(1)	Amounts charged to other comprehensive income related to derivative instruments.

(2)	Cash write-offs, net of recoveries.
See accompanying report of registered independent accounting firm.

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

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

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

10.1		Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).

10.2	*
Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).

10.3	*	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).

10.4	*	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).

10.5		Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).

10.6		Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

10.7
Lease and License Agreement dated February 1, 1991 between Empire State Building Company, as landlord, and SBS-NY, as tenant (incorporated by reference to Exhibit 10.15.1 of the 1994 Registration Statement).

Exhibit
Number		Exhibit description

10.8
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

10.10		Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).

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

10.15	*	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.16		Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.17	*	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).

10.18	*	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).

10.19		Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).

10.20	*	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

Exhibit
Number	Exhibit description

10.21
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

10.22
Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).

10.23 *	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).

10.24
Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).

10.25	Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).

10.26	First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).

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

10.33	Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

Exhibit
Number		Exhibit description

10.34
Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

10.35		Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.36	*
Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.37	*
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

10.42	*
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

Exhibit
Number		Exhibit description

10.45	*	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.46	*	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.47	*
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

10.52		Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report)

10.53
Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the 8/13/03 Quarterly Report)).

10.54		Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).

10.55		Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).

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

Exhibit
Number		Exhibit description

10.58		Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).

10.59		Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).

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

10.62		Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).

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

10.66	*
Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).

10.67	*
Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the 2004 Form 10-K)).

10.68	*	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).

10.69	*	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).

10.70	*	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).

Exhibit
Number		Exhibit description

10.71	*	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).

10.72	*	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).

10.73	*
Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the 5/10/04 Quarterly Report)).

10.74	*	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).

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

10.77	*
Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the 8/9/04 Quarterly Report)).

10.78	*	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).

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

Exhibit
Number		Exhibit description

10.84
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

10.87	*
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

10.94	*
Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-K filed May 10, 2005).

Exhibit
Number		Exhibit description

10.95
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

10.97	*
Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, between Spanish Broadcasting System, Inc. and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).

10.98
Second Amendment to Asset Purchase Agreement, dated as of July 29, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting System Southwest, Inc., and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 2, 2005).

10.99
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

10.103	*
Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).

10.104	*
Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson-Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).

10.105	*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

Exhibit
Number		Exhibit description

10.106
Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2006 (the 10/30/06 Current Report)).

10.107
Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company’s 10/30/06 Current Report).

10.108		Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 10/30/06 Current Report).

10.109
Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center) (incorporated by reference to Exhibit 10.4 of the Company’s 10/30/06 Current Report).

10.110		Lease dated October 25, 2006, by and between the 7007 Palmetto Investments, LLC and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 10/30/06 Current Report).

10.111
Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association (Wachovia) and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2006 (the 1/10/06 Current Report)).

10.112		Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia (incorporated by reference to Exhibit 10.2 of the Company’s 1/10/06 Current Report).

10.113
Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.3 of the Company’s 1/10/06 Current Report).

10.114		Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).

10.115		Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).

10.116	*
Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.116 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2007 (the 2007 Annual Report)).

10.117	*	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

10.118	*
Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

Exhibit
Number		Exhibit description

10.119	*	Incentive Stock Option Agreement dated November 8, 2007 between the Company and Cynthia Hudson (incorporated by reference to Exhibit 10.119 of the Company’s 2007 Annual Report).

10.120	*
Amendment No. 2 to Amended and Restated Employment Agreement dated as of November 7, 2007 by and between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).

10.121	*
Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K filed on August 8, 2008).

10.122	*
Amended and Restated Employment Agreement dated as of April 1, 2009, by and between the Company and Frank Flores (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed May 15, 2009).

21.1		List of Subsidiaries of the Company.

23.1		Consent of KPMG LLP.

24.1		Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31(i).1		Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2		Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2010.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 2010.
Signature

/s/ Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive
Raúl Alarcón, Jr.	Officer and President (principal executive officer)

/s/ Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer,
Joseph A. García	Chief Administration Officer and Secretary (principal financial and accounting officer)

/s/ Jose A. Villamil	Director
Jose A. Villamil

/s/ Mitchell A. Yelen	Director
Mitchell A. Yelen

/s/ Jason L. Shrinsky	Director
Jason L. Shrinsky

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

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

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

10.1		Warrant Agreement dated as of March 15, 1997 among the Company and IBJ Schroder Bank & Trust Company, as Warrant Agent (incorporated by reference to the 1996 Current Report).

10.2	*
Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein (incorporated by reference to the 1994 Registration Statement).

10.3	*	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr. (incorporated by reference to the Company’s 1999 Registration Statement).

10.4	*	Employment Agreement dated as of October 25, 1999, by and between the Company and Joseph A. García (incorporated by reference to the Company’s 1999 Registration Statement).

10.5		Ground Lease dated December 18, 1995 between Louis Viola Company and SBS-NJ (incorporated by reference to the 1996 Current Report).

Exhibit
Number		Exhibit description

10.6		Ground Lease dated December 18, 1995 between Frank F. Viola and Estate of Thomas C. Viola and SBS-NJ (incorporated by reference to the 1996 Current Report).

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

10.10		Lease Agreement dated June 1, 1992 among Raúl Alarcón, Sr., Raúl Alarcón, Jr., and SBS-Fla (incorporated by reference to Exhibit 10.30 of the 1994 Registration Statement).

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

10.15	*	Indemnification Agreement with Raúl Alarcón, Jr. dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.16		Indemnification Agreement with Jason L. Shrinsky dated as of November 2, 1999 (incorporated by reference to the 1999 Current Report).

10.17	*	Spanish Broadcasting System 1999 Stock Option Plan (incorporated by reference to the Company’s 1999 Registration Statement).

10.18	*	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors (incorporated by reference to the Company’s 1999 Registration Statement).

Exhibit
Number		Exhibit description

10.19		Form of Lock-Up Letter Agreement (incorporated by reference in the Company’s 1999 Registration Statement).

10.20	*	Option Grant not under the Stock Option Plans with Arnold Sheiffer, dated October 27, 1999 (incorporated by reference to the 1999 Current Report).

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

10.22
Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).

10.23	*	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).

10.24
Deed of Constitution of Mortgage, Cadena Estereotempo, Inc., as Mortgagor, and Banco Bilbao Vizcaya Puerto Rico, as Mortgagee (incorporated by reference to Exhibit 10.49 of the Company’s 2000 Form 10-K).

10.25		Lease Agreement by and between the Company and Irradio Holdings, Ltd. made as of December 14, 2000 (incorporated by reference to Exhibit 10.50 of the Company’s 2000 Form 10-K).

10.26		First Addendum to Lease between the Company and Irradio Holdings, Ltd. as of December 14, 2000 (incorporated by reference to Exhibit 10.51 of the Company’s 2000 Form 10-K).

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

Exhibit
Number		Exhibit description

10.31
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

10.33		Purchase Agreement dated May 24, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

10.34
Registration Rights Agreement dated June 8, 2001 between the Company and Lehman Brothers Inc. with respect to 9 5/8% Senior Subordinated Notes due 2009 (incorporated by reference to the Company’s 2001 Form S-3).

10.35		Form of Indemnification Agreement with Carl Parmer dated as of August 9, 2001 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.36	*
Stock Option Agreement dated as of January 15, 2001 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed December 31, 2001).

10.37	*
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

Exhibit
Number		Exhibit description

10.42	*
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

10.45	*	Company’s 1999 Stock Option Plan as amended on May 6, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.46	*	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002).

10.47	*
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

10.52		Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report)

10.53
Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003 (the 8/13/03 Quarterly Report)).

Exhibit
Number	Exhibit description

10.54	Warrant dated June 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 8/13/03 Quarterly Report).

10.55	Warrant dated July 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.3 of the Company’s 8/13/03 Quarterly Report).

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

10.58	Warrant dated August 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s 11/14/03 Quarterly Report).

10.59	Warrant dated September 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.2 of the Company’s 11/14/03 Quarterly Report).

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

10.62	Assignment of Leases and Rents by the Company in favor of Lehman Commercial Paper Inc. dated October 30, 2003 (incorporated by reference to Exhibit 10.5 of the Company’s 11/14/03 Quarterly Report).

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

Exhibit
Number		Exhibit description

10.66	*
Registration Rights Agreement dated October 30, 2003 between the Company and Merrill Lynch, Pierce Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Lehman Brothers Inc. with respect to 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (incorporated by reference to Exhibit 10.9 of the Company’s 11/14/03 Quarterly Report).

10.67	*
Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for fiscal year 2004 (the 2004 Form 10-K)).

10.68	*	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2004 Form 10-K).

10.69	*	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2004 Form 10-K).

10.70	*	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2004 Form 10-K).

10.71	*	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2004 Form 10-K).

10.72	*	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2004 Form 10-K).

10.73	*
Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004 (the 5/10/04 Quarterly Report)).

10.74	*	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.2 to the Company’s 5/10/04 Quarterly Report).

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

10.77	*
Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004 (the 8/9/04 Quarterly Report)).

Exhibit
Number		Exhibit description

10.78	*	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).

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

10.87	*
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

10.94	*
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

10.97	*
Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, between Spanish Broadcasting System, Inc. and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).

10.98
Second Amendment to Asset Purchase Agreement, dated as of July 29, 2005, by and among Styles Media Group, LLC, Spanish Broadcasting System Southwest, Inc., and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 2, 2005).

10.99
Amendment to Asset Purchase Agreement, dated January 6, 2006, by and among Mega Media Holdings, Inc., WDLP Licensing, Inc., and WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC, and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 12, 2006).

Exhibit
Number		Exhibit description

10.100
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

10.103	*
Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K filed March 16, 2006).

10.104	*
Employment Agreement dated as of November 21, 2005, effective January 3, 2006 between the Company and Cynthia Hudson-Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2006).

10.105	*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

10.106
Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2006 (the 10/30/06 Current Report)).

10.107
Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company’s 10/30/06 Current Report).

10.108		Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.3 of the Company’s 10/30/06 Current Report).

10.109
Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center) (incorporated by reference to Exhibit 10.4 of the Company’s 10/30/06 Current Report).

10.110		Lease dated October 25, 2006, by and between the 7007 Palmetto Investments, LLC and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 10/30/06 Current Report).

Exhibit
Number		Exhibit description

10.111
Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association (Wachovia) and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2006 (the 1/10/06 Current Report)).

10.112		Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia (incorporated by reference to Exhibit 10.2 of the Company’s 1/10/06 Current Report).

10.113
Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.3 of the Company’s 1/10/06 Current Report).

10.114		Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).

10.115		Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).

10.116	*
Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.116 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2007 (the 2007 Annual Report)).

10.117	*	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

10.118	*
Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

10.119	*	Incentive Stock Option Agreement dated November 8, 2007 between the Company and Cynthia Hudson (incorporated by reference to Exhibit 10.119 of the Company’s 2007 Annual Report).

10.120	*
Amendment No. 2 to Amended and Restated Employment Agreement dated as of November 7, 2007 by and between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 9, 2007).

10.121	*
Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 of the Company’s Current Report filed on Form 8-K filed on August 8, 2008).

10.122	*
Amended and Restated Employment Agreement dated as of April 1, 2009, by and between the Company and Frank Flores (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009).

Exhibit
Number	Exhibit description

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed May 15, 2009).

21.1	List of Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31(i).1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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