Form 10-K/A
period 2009-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2010-03-31
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
Documents Incorporated by Reference:
None.

Page
PART I

Item 1. Business	3

PART IV

Item 15. Exhibits, Financial Statement Schedules	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Explanatory Note
This Annual Report on Form 10-K/A (Form 10-K/A) is being filed in order to correct an inadvertent error in Part I. Item 1. of the Annual Report on Form 10-K of Spanish Broadcasting System (the Company), initially filed with the Securities and Exchange Commission on March 24, 2010 (the Original Filing). Subsequent to the issuance of the Company’s Original Filing, the Company identified that revisions made to the dividend disclosures in the Original Filing during the edgarization process were not carried through the entire Original Filing. As a result, while the Company properly disclosed that our Board of Directors has not yet determined whether to pay the scheduled April 15, 2010 dividend in Part II. Item 5. under the heading (c) Dividends and in Part II. Item 7. under the heading Recent Developments. Dividend Payment on the Series B Preferred Stock, such revised disclosure was not included in Part I. Item 1. Instead, the second paragraph in Part I. Item 1 under the heading Recent Developments. Dividend Payment on the Series B Preferred Stock improperly disclosed that “On March 24, 2010, our Board of Directors declared to pay the scheduled April 15, 2010 dividend.” This Form 10-K/A is being filed to revise this statement to read “Our Board of Directors has not yet determined whether to pay the scheduled April 15, 2010 dividend.”
Except for the correction described above, the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. This Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Form 10-K/A to speak to any later date. Currently-dated certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer have been included as exhibits to this Amendment.
Special Note Regarding Forward-Looking Statements
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This annual report on Form 10-K/A contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Spanish Broadcasting System, Inc. intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. “Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the Commission) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part I of this Report. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See Item 1A. Risk Factors.
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

PART IV
Item 15.   Exhibits and Financial Statement Schedules
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2010.

Spanish Broadcasting System, Inc.
By:	/s/ Raúl Alarcón, Jr.
	Name:	Raúl Alarcón, Jr.
	Title:	Chairman of the Board of Directors, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2010.
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