Form 10-Q
period 2010-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2010-05-12
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-27823
Spanish Broadcasting System, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3827791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2601 South Bayshore Drive, PH 2
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2010, 41,596,513 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$60,603	53,580
Receivables, net of allowance for doubtful accounts of $1,098 in 2010 and $1,247 in 2009	20,929	24,800
Prepaid expenses and other current assets	2,988	3,439

Total current assets	84,520	81,819
Property and equipment, net of accumulated depreciation of $51,107 in 2010 and $49,560 in 2009	44,190	45,365
FCC broadcasting licenses	312,623	312,623
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $223 in 2010 and $214 in 2009	1,211	1,220
Deferred financing costs, net of accumulated amortization of $5,293 in 2010 and $5,028 in 2009	2,308	2,574
Other assets	2,323	2,386

Total assets	$479,981	478,793

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,239	18,211
Accrued interest	8,864	5,608
Unearned revenue	532	570
Other liabilities	345	602
Derivative instruments	3,016	5,863
Senior credit facility revolver due 2010	15,000	15,000
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	448	447
Series B cumulative exchangeable redeemable preferred stock dividends payable	9,514	7,032

Total current liabilities	59,208	56,583
Other liabilities, less current portion	392	405
Derivative instruments	696	612
Senior credit facility term loan due 2012, less current portion	305,500	306,313
Other long-term debt, less current portion	6,493	6,605
Deferred income taxes	73,152	71,408

Total liabilities	445,441	441,926

Commitments and contingencies (note 7)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,596,513 and 41,542,513 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	525,065	525,026
Accumulated other comprehensive loss	(1,569)	(2,513)
Accumulated deficit	(581,315)	(578,005)

Total stockholders’ deficit	(57,809)	(55,482)

Total liabilities and stockholders’ deficit	$479,981	478,793

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)

Net revenue	$30,846	27,794

Operating expenses:
Engineering and programming	9,874	11,005
Selling, general and administrative	12,789	11,362
Corporate expenses	2,221	2,861
Depreciation and amortization	1,556	1,593

Total operating expenses	26,440	26,821
Loss on the disposal of assets, net	—	11
Impairment of assets and restructuring costs	—	10,616

Operating income (loss)	4,406	(9,654)

Other (expense) income:
Interest expense, net	(6,303)	(6,417)
Change in fair value of derivative instrument	2,847	2,856

Income (loss) before income taxes	950	(13,215)

Income tax expense (benefit)	1,778	(2,269)

Net loss	(828)	(10,946)

Dividends on Series B preferred stock	(2,482)	(2,482)

Net loss applicable to common stockholders	$(3,310)	(13,428)

Basic and diluted net loss per common share	$(0.05)	(0.19)

Weighted average common shares outstanding:
Basic and Diluted	72,600	72,502

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Income for the Three-Months Ended March 31, 2010

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
	(In thousands, except share data)
Balance at December 31, 2009	380,000	$4	41,542,513	$4	23,403,500	$2	$525,026	$(2,513)	$(578,005)	$(55,482)
Issuance of Class A common stock from vesting of restricted stock	—	—	54,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	39	—	—	39
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(2,482)	(2,482)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(828)	(828)
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	1,028	—	1,028
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	(84)	—	(84)

Comprehensive income										116

Balance at March 31, 2010	380,000	$4	41,596,513	$4	23,403,500	$2	$525,065	$(1,569)	$(581,315)	$(57,809)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three-Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(828)	(10,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on the sale of assets	—	11
Impairment of assets	—	10,123
Stock-based compensation	39	71
Depreciation and amortization	1,556	1,593
Net barter income	(46)	(31)
Provision for trade doubtful accounts	282	(130)
Amortization of deferred financing costs	266	269
Deferred income taxes	1,744	(2,408)
Unearned revenue	37	120
Change in fair value of derivative instrument	(1,819)	(1,614)
Amortization of other liabilities	—	(17)
Changes in operating assets and liabilities:
Trade receivables	3,560	5,841
Prepaid expenses and other current assets	451	(351)
Other assets	63	262
Accounts payable and accrued expenses	41	(326)
Accrued interest	3,256	2,147
Other liabilities	(270)	—

Net cash provided by operating activities	8,332	4,614

Cash flows from investing activities:
Purchases of property and equipment	(385)	(289)
Proceeds from the sale of property and equipment and insurance recoveries	—	163

Net cash used in investing activities	(385)	(126)

Cash flows from financing activities:
Payment of senior secured credit facility term loan 2012	(813)	(813)
Payment of Series B preferred stock cash dividends	—	(2,482)
Payments of other long-term debt	(111)	(109)

Net cash used in financing activities	(924)	(3,404)

Net increase in cash and cash equivalents	7,023	1,084

Cash and cash equivalents at beginning of period	53,580	32,852

Cash and cash equivalents at end of period	$60,603	33,936

Supplemental cash flows information:
Interest paid	$1,758	2,760

Income taxes paid, net	$8	22

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividend	$2,482	—

Unrealized (loss) gain on derivative instruments	$(84)	388

See accompanying notes to the unaudited condensed consolidated financial statements.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the SEC).

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three-month periods ended March 31, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2010 through the financial statements issuance date. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results for a full year.
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
(b) Class A and B Common Stock
The rights of the holders of shares of Class A common stock and Class B common stock are identical, except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon the transfer to a person or entity which is not a permitted transferee. Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3 / 4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the Series B preferred stock) and on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

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
Stock Options and Nonvested Shares Activity
Stock options have only been granted to employees and directors. Our stock options have various vesting schedules and are subject to the employees continuing their service to SBS. We recognize compensation expense based on the estimated grant date fair value using the Black-Scholes option pricing model and recognize the compensation expense using a straight-line amortization method. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. Ultimately, our stock-based compensation expense is based on awards that vest. Our stock-based compensation has been reduced for estimated forfeitures.
A summary of the status of our stock options, as of December 31, 2009 and March 31, 2010, and changes during the three-months ended March 31, 2010, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2009	2,057	$6.41
Granted	—	—
Exercised	—	—
Forfeited	(8)	2.55

Outstanding at March 31, 2010	2,049	$6.43	$108	4.6

Exercisable at March 31, 2010	1,987	$6.59	$93	4.5

During the three-months ended March 31, 2010 and 2009, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$0.20 – 4.99	630	62	$2.23	6.8	630	$2.34
5.00 – 9.99	1,159	—	8.19	3.2	1,159	8.19
10.00 – 11.78	198	—	10.79	4.5	198	10.79

	1,987	62	$6.43	4.6	1,987	$6.59

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
A summary of the status of our nonvested shares, as of December 31, 2009 and March 31, 2010, and changes during the three-months ended March 31, 2010, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2009	127	$1.73
Awarded	—	—
Vested	(54)	2.78
Forfeited	—	—

Nonvested at March 31, 2010	73	$0.96

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
Common stock equivalents were not considered in the calculation for the three-month periods ended March 31, 2010 and 2009, since their effect would be anti-dilutive. If included, the common stock equivalents for these periods would have amounted to 154 and zero, respectively.

4. Operating Segments
We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Quarter Ended
	March 31,
	2010	2009

Net revenue:
Radio	$27,080	24,176
Television	3,766	3,618

Consolidated	$30,846	27,794

Engineering and programming expenses:
Radio	$5,790	7,391
Television	4,084	3,614

Consolidated	$9,874	11,005

Selling, general and administrative expenses:
Radio	$10,871	9,152
Television	1,918	2,210

Consolidated	$12,789	11,362

Operating income before depreciation and amortization, (gain) loss on the disposal of assets, net, and impairment of assets and restructuring costs:
Radio	$10,419	7,633
Television	(2,236)	(2,206)
Corporate	(2,221)	(2,861)

Consolidated	$5,962	2,566

Depreciation and amortization:
Radio	$733	813
Television	562	538
Corporate	261	242

Consolidated	$1,556	1,593

(Gain) loss on the disposal of assets, net:
Radio	$—	(8)
Television	—	19
Corporate	—	—

Consolidated	$—	11

Impairment of assets and restructuring costs:
Radio	$—	10,548
Television	—	24
Corporate	—	44

Consolidated	$—	10,616

Operating income (loss):
Radio	$9,686	(3,720)
Television	(2,798)	(2,787)
Corporate	(2,482)	(3,147)

Consolidated	$4,406	(9,654)

Capital expenditures:
Radio	$59	178
Television	295	98
Corporate	31	13

Consolidated	$385	289

	March 31,	December 31,
	2010	2009
Total Assets:
Radio	$428,202	425,565
Television	45,357	45,811
Corporate	6,422	7,417

Consolidated	$479,981	478,793

5. Comprehensive Income (Loss)
Our total comprehensive income (loss), comprised of net income (loss), amounts reclassified to earnings during the period, and unrealized (loss) gain on derivative instruments, for the three-months ended March 31, 2010 and 2009, respectively, was as follows (in thousands):

	Three-Months Ended
	March 31,
	2010	2009

Net loss	$(828)	(10,946)
Other comprehensive income (loss):
Amounts reclassified to earnings during the period	1,028	1,242
Unrealized (loss) gain on derivative instruments	(84)	388

Total comprehensive income (loss)	$116	(9,316)

6. Income Taxes
We have determined that due to a number of reasons, we are no longer able to estimate our annual effective tax rate during our interim periods, which would be applied to our pre-tax ordinary income. We are calculating our effective income tax rate using a year-to-date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the reversal of our deferred tax liabilities related to the tax amortization of our FCC broadcasting licenses, which could no longer be assured over our net operating loss carry forward period. Therefore, our effective tax rate is impacted by the establishment of a valuation allowance on substantially all of our deferred tax assets.
We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2006 through 2009. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2004 through 2009.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2010 and December 31, 2009.
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
8. Derivative and Hedging Activities
At March 31, 2010, derivative financial instruments are comprised of the following (in thousands):

	Fixed
	interest	Expiration	Notional	Fair
Agreement	rate	date	amounts	value
Interest rate swap	5.98%	June 2010	$308,750	$3,016
Interest rate swap	6.31%	January 2017	6,681	696

			$315,431	$3,712

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

In September and October 2008, the counterparty to this interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge no longer qualifies for hedge accounting. Therefore, the change in fair value from September 15, 2008, the last time this hedge was determined to be effective, to date, is being recorded in earnings as a “Change in fair value of derivative instrument.” For the three-month periods ended March 31, 2010 and 2009, the change in the fair value of derivative instrument totaled $2.8 million and $2.9 million, respectively.
On September 15, 2008, the Accumulated Other Comprehensive Loss associated with this hedge was $7.8 million and will be reclassified into earnings (interest expense) over the remaining life of the hedge, which terminates on June 30, 2010. For the three-month periods ended March 31, 2010 and 2009, $1.0 million and $1.2 million were reclassified and recorded as interest expense, respectively. For the fiscal year 2010, we estimate that $1.9 million will be reclassified and recorded as interest expense.
As a result of the Lehman bankruptcy filings, a dispute has arisen with respect to payments under the swap agreement. We have agreed to non-binding mediation of our dispute with the counterparty and we believe we will be able to resolve the dispute without litigation.
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
9. Fair Value Measurement Disclosures
Fair Value of Financial Instruments
Cash and cash equivalents, receivables, as well as accounts payable, and other current liabilities, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The estimated fair values of our financial instruments are as follows (in millions):

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facility term loan	$308.8	274.0	309.6	255.9
10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	63.5	92.3	57.9

Promissory note payable, included in other long-term debt	6.7	6.4	6.8	6.5
The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

Fair Value of Derivative Instruments
The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at March 31, 2010
		Liabilities
	March 31, 2010	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$696	—	696	—

Derivative no longer designated as a cash flow hedging instrument:
Interest rate swap	3,016	—	3,016	—

Total	$3,712	—	3,712	—

		Fair value measurements at December 31, 2009
		Liabilities
	December 31, 2009	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$612	—	612	—

Derivative no longer designated as a cash flow hedging instrument:
Interest rate swap	5,863	—	5,863	—

Total	$6,475	—	6,475	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-months ended March 31,
Interest rate swaps	2010	2009

(Loss) gain recognized in other comprehensive loss (effective portion)	$(84)	388

Loss reclassified from accumulated other comprehensive loss into interest expense	$1,028	1,242

Gain recognized in change in fair value of derivative instrument	$2,847	2,856

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2010 and 2009
The following summary table presents financial data for each of our operating segments (in thousands):

	Quarter Ended
	March 31,
	2010	2009

Net revenue:
Radio	$27,080	24,176
Television	3,766	3,618

Consolidated	$30,846	27,794

Engineering and programming expenses:
Radio	$5,790	7,391
Television	4,084	3,614

Consolidated	$9,874	11,005

Selling, general and administrative expenses:
Radio	$10,871	9,152
Television	1,918	2,210

Consolidated	$12,789	11,362

Operating income before depreciation and amortization, (gain) loss on the disposal of assets, net, and impairment of assets and restructuring costs:
Radio	$10,419	7,633
Television	(2,236)	(2,206)
Corporate	(2,221)	(2,861)

Consolidated	$5,962	2,566

Depreciation and amortization:
Radio	$733	813
Television	562	538
Corporate	261	242

Consolidated	$1,556	1,593

(Gain) loss on the disposal of assets, net:
Radio	$—	(8)
Television	—	19
Corporate	—	—

Consolidated	$—	11

Impairment of assets and restructuring costs:
Radio	$—	10,548
Television	—	24
Corporate	—	44

Consolidated	$—	10,616

Operating income (loss):
Radio	$9,686	(3,720)
Television	(2,798)	(2,787)
Corporate	(2,482)	(3,147)

Consolidated	$4,406	(9,654)

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2010 and 2009. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2010	2009
	(In thousands)
Net revenue	$30,846	27,794
Engineering and programming expenses	9,874	11,005
Selling, general and administrative expenses	12,789	11,362
Corporate expenses	2,221	2,861
Depreciation and amortization	1,556	1,593
Loss on disposal of assets, net of disposal costs	—	11
Impairment of assets and restructuring costs	—	10,616

Operating income (loss)	$4,406	(9,654)
Interest expense, net	(6,303)	(6,417)
Change in fair value of derivative instrument	2,847	2,856
Income tax expense (benefit)	1,778	(2,269)

Net loss	$(828)	(10,946)

Net Revenue
The increase in our consolidated net revenue of $3.1 million or 11% was mainly due to the increase in our radio segment net revenue. Our radio segment net revenue increased $2.9 million or 12%, primarily due to special events and local sales, as economic conditions continue to improve. The increase in special events occurred in our Puerto Rico and Los Angeles markets and the increase in local sales occurred in all of our markets, with the exception of our Chicago market. Our television segment net revenue increased $0.2 million or 4%, primarily due to an increase in local spot sales and integrated sales, offset by a decrease in paid programming.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $1.1 million or 10% was due to the decrease in our radio segment expenses. Our radio segment expenses decreased $1.6 million or 22%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions. Our television segment expenses increased $0.5 million or 13%, primarily due to an increase in broadcasting rights fees for our new Puerto Rico, New York and Chicago outlets, offset by a decrease in acquired and original produced programming content.
Selling, General and Administrative Expenses
The increase in our consolidated selling, general and administrative expenses of $1.4 million or 13% was due to the increase in our radio segment expenses. Our radio segment expenses increased $1.7 million or 19%, primarily due to increases in special event expenses and the allowance for doubtful accounts. Our television segment expenses decreased $0.3 million or 13%, primarily due to a decrease in barter expenses and compensation and benefits for our selling, general and administrative personnel due to headcount reductions.
Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel due to headcount reductions and professional fees.
Operating Income (Loss)
The increase in operating income was mainly due to the increase in our net revenue and a decrease in our impairment of assets and restructuring costs of $10.6 million.
Income Taxes
The income tax expense of $1.8 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.

Net Loss
The decrease in net loss was primarily due to the increase in operating income related primarily to the increase in net revenue and the decrease in the impairment of assets and restructuring costs.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($60.6 million as of March 31, 2010) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior secured credit facility. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and consolidations and mergers, among other things.
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
As a result of the decrease in the demand for advertising and the deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We incurred expenses related to the termination of various programming contracts and personnel and a loss on a sublease of office space. As of March 31, 2010, the total accrued expenses on our consolidated balance sheet related to restructuring activities were $0.6 million, which was included in other liabilities.
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

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2010 and 2009, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change
	2010	2009	$
	(In thousands)
Capital expenditures:
Radio	$59	178	(119)
Television	295	98	197
Corporate	31	13	18

Consolidated	$385	289	96

Net cash flows provided by operating activities	$8,332	4,614	3,718
Net cash flows used in investing activities	(385)	(126)	(259)
Net cash flows used in financing activities	(924)	(3,404)	2,480

Net increase in cash and cash equivalents	$7,023	1,084

Net Cash Flows Provided by Operating Activities
Changes in our net cash flows from operating activities were primarily a result of the increase in sales and the decrease in cash paid to vendors, including interest.
Net Cash Flows Used in Investing Activities
Changes in our net cash flows from investing activities were a result of the increase in our capital expenditures.
Net Cash Flows Used in Financing Activities
Changes in our net cash flows from financing activities were a result of our determination that, based on, among other things, the current economic environment and future cash requirements, it would not be prudent to declare or pay cash dividends on our Series B preferred stock which were due on January 15, 2010.
Recent Developments
NASDAQ Notification Letters
NASDAQ Compliance Letter
On April 30, 2010, we received notification from NASDAQ that we regained compliance with the $1.00 minimum closing bid price requirement in accordance with NASDAQ Listing Rule 5450(a)(1). The NASDAQ Hearings Listing Qualifications Panel has determined to continue the listing of our securities on The NASDAQ Stock Market.
Additionally, our Board of Directors have decided to abandon the proposed reverse stock split, which, as explained in our Information Statement on Schedule 14(C) filed with the Securities and Exchange Commission on April 26, 2010, was approved by written consent on April 13, 2010 by our majority stockholder for the sole purpose of regaining compliance with the NASDAQ Listing Rule.
NASDAQ Audit Committee Compliance Letter
On August 14, 2009, we notified NASDAQ that due to the vacancy created by Antonio Fernandez’s voluntary resignation as a member of the Board and the Audit Committee, we were no longer in compliance with NASDAQ Rule 5605(c)(2) pertaining to audit committee requirements. Mr. Fernandez, who was one of our independent directors and a member of our Audit Committee, resigned from the Board.
As a result, on August 27, 2009, we received a letter from NASDAQ notifying us that we are not in compliance with the audit committee requirements as set forth in NASDAQ Listing Rule 5605(c)(2). NASDAQ’s letter advises us that, consistent with NASDAQ Listing Rules 5605(b)(1)(A) and 5605(c)(4), NASDAQ will provide us a cure period to regain compliance until the earlier of our next annual shareholders’ meeting or August 11, 2010. Our Annual Meeting is scheduled for June 3, 2010; therefore, we have until June 3, 2010 to comply with NASDAQ’s audit committee requirements. We are actively seeking a third independent director to serve on the Audit Committee and anticipate being able to comply with NASDAQ’s audit committee requirements within the cure period allowed by NASDAQ.

Dividend Payment on the Series B Preferred Stock
Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share, payable quarterly.
During the fiscal year 2009, our Board of Directors, under management’s recommendation, determined that based on, among other things, the then current economic environment and future cash requirements, it would not be prudent to declare or pay the January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $7.5 million.
On April 13, 2010, the Board of Directors declared the April 15, 2010 cash dividend of approximately $2.5 million, which was subsequently paid on April 15, 2010.
Currently, our Board of Directors has not yet determined whether to pay the scheduled July 15, 2010 dividend. In determining whether to declare and pay any future cash dividends, our Board of Directors will consider management’s recommendation, our financial condition, as well as whether, under Delaware law, sufficient surplus or net profits exist to pay such dividends.
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
Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 7 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than the modification to the risk factor set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. The below risk factor and the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.
Due to the vacancy created by Antonio Fernandez’s voluntary resignation as a member of the Board and the Audit Committee, we were no longer in compliance with NASDAQ Rule 5605(c)(2) pertaining to audit committee requirements. The NASDAQ Stock Market, or NASDAQ, has granted us additional time to try to regain compliance with the audit committee requirements. We have until the earlier of our next annual shareholders’ meeting or August 11, 2010 to regain such compliance. Our Annual Meeting is scheduled for June 3, 2010; therefore, we have until June 3, 2010 to comply with NASDAQ’s audit committee requirements. Failing to comply with NASDAQ’s audit committee requirements will cause our Class A common stock to be delisted.
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
(a) Exhibits
The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

3.1	—	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc. (the “Company”), dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”).

3.2	—	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	—	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4	—	Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003 (the “11/14/03 Quarterly Report”)).

4.1	—	Article V of the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.1 of the Company’s 1999 Registration Statement).

Exhibit
Number		Exhibit Description

4.2	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s 11/14/03 Quarterly Report).

4.3	—	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s 11/14/03 Quarterly Report).

4.4	—	Indenture dated June 29, 1994 among the Company, IBJ Schroder Bank & Trust Company, as Trustee, the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Company’s 1994 Registration Statement on Form S-4 (the “1994 Registration Statement”).

4.5	—	First Supplemental Indenture dated as of March 25, 1996 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.6	—	Second Supplemental Indenture dated as of March 1, 1997 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the 1996 Current Report).

4.7	—	Supplemental Indenture dated as of October 21, 1999 to the Indenture dated as of June 29, 1994 among the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to the Company’s 1999 Registration Statement).

4.8	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with The Bank of New York as Trustee, dated November 2, 1999 (incorporated by reference to the Current Report on Form 8-K dated November 2, 1999 (the “1999 Current Report”)).

4.9	—	Indenture with respect to 9 5/8% Senior Subordinated Notes due 2009 with the Bank of New York as Trustee, dated June 8, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed on June 25, 2001 (the “2001 Form S-3”)).

4.10	—	Form of stock certificate for the Class A common stock of the Company (incorporated by reference to the Company’s 1999 Registration Statement).

4.11	—	Certificate of Elimination of 14 1/4% of Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2003).

4.12	—	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

Exhibit
Number		Exhibit Description

4.13	—	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company dated January 7, 2005 (incorporated by reference to Exhibit 4.13 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2004).

31.1	—	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: May 12, 2010

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