Form 10-Q
period 2010-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2010-08-13
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2010, 41,596,513 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the SEC).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$44,648	53,580
Receivables, net of allowance for doubtful accounts of $839 in 2010 and $1,247 in 2009	25,824	24,800
Prepaid expenses and other current assets	3,301	3,439

Total current assets	73,773	81,819
Property and equipment, net of accumulated depreciation of $52,540 in 2010 and $49,560 in 2009	43,162	45,365
FCC broadcasting licenses	312,623	312,623
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $231 in 2010 and $214 in 2009	1,202	1,220
Deferred financing costs, net of accumulated amortization of $5,559 in 2010 and $5,028 in 2009	2,043	2,574
Other assets	2,322	2,386

Total assets	$467,931	478,793

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$18,569	18,211
Accrued interest	4,066	5,608
Unearned revenue	471	570
Other liabilities	266	602
Derivative instruments	—	5,863
Senior credit facility revolver due 2010	—	15,000
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	441	447
Series B cumulative exchangeable redeemable preferred stock dividends payable	9,514	7,032

Total current liabilities	36,577	56,583
Other liabilities, less current portion	2,249	405
Derivative instruments	838	612
Senior credit facility term loan due 2012, less current portion	304,687	306,313
Other long-term debt, less current portion	6,388	6,605
Deferred income taxes	74,895	71,408

Total liabilities	425,634	441,926

Commitments and contingencies (note 7)
Cumulative exchangeable redeemable preferred stock 10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,596,513 and 41,542,513 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	525,142	525,026
Accumulated other comprehensive loss	(838)	(2,513)
Accumulated deficit	(574,366)	(578,005)

Total stockholders’ deficit	(50,052)	(55,482)

Total liabilities and stockholders’ deficit	$467,931	478,793

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net revenue	$35,837	37,052	66,683	64,846
Operating expenses:
Engineering and programming	9,991	11,234	19,865	22,239
Selling, general and administrative	10,832	12,463	23,621	23,825
Corporate expenses	2,254	2,312	4,475	5,173
Depreciation and amortization	1,446	1,570	3,002	3,163

Total operating expenses	24,523	27,579	50,963	54,400
Loss (gain) on the disposal of assets, net	8	(26)	8	(15)
Impairment of assets and restructuring costs	—	70	—	10,686

Operating income (loss)	11,306	9,429	15,712	(225)
Other (expense) income:
Interest expense, net	(3,123)	(6,701)	(9,426)	(13,118)
Change in fair value of derivative instrument	3,016	(366)	5,863	2,490
Other, net	—	1	—	1

Income (loss) before income taxes	11,199	2,363	12,149	(10,852)
Income tax expense (benefit)	1,768	1,904	3,546	(365)

Net income (loss)	9,431	459	8,603	(10,487)
Dividends on Series B preferred stock	(2,482)	(2,482)	(4,964)	(4,964)

Net income (loss) applicable to common stockholders	$6,949	(2,023)	3,639	(15,451)

Basic and diluted net income (loss) per common share	$0.10	(0.03)	0.05	(0.21)

Weighted average common shares outstanding:
Basic	72,600	72,502	72,600	72,502

Diluted	72,870	72,502	72,824	72,502

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Income for the Six-Months Ended June 30, 2010

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
	(In thousands, except share data)
Balance at December 31, 2009	380,000	$4	41,542,513	$4	23,403,500	$2	$525,026	$(2,513)	$(578,005)	$(55,482)
Issuance of Class A common stock from vesting of restricted stock	—	—	54,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	116	—	—	116
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(4,964)	(4,964)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	8,603	8,603
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	1,901	—	1,901
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	(226)	—	(226)

Comprehensive income										10,278

Balance at June 30, 2010	380,000	$4	41,596,513	$4	23,403,500	$2	$525,142	$(838)	$(574,366)	$(50,052)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six-Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,603	(10,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) loss on the sale of assets	8	(15)
Impairment of assets	—	10,123
Stock-based compensation	116	132
Depreciation and amortization	3,002	3,163
Net barter income	(216)	(248)
Provision for trade doubtful accounts	202	(115)
Amortization of deferred financing costs	531	537
Deferred income taxes	3,487	(684)
Unearned revenue	99	135
Change in fair value of derivative instrument	(3,962)	201
Amortization of other liabilities	—	(33)
Changes in operating assets and liabilities:
Trade receivables	(1,208)	1,700
Prepaid expenses and other current assets	138	528
Other assets	64	627
Accounts payable and accrued expenses	376	1,250
Accrued interest	(1,542)	4,532
Other liabilities	1,508	—

Net cash provided by operating activities	11,206	11,346

Cash flows from investing activities:
Purchases of property and equipment	(807)	(547)
Proceeds from the sale of property and equipment and insurance recoveries	—	212

Net cash used in investing activities	(807)	(335)

Cash flows from financing activities:
Payment of senior credit facility revolver due 2010	(15,000)	—
Payment of senior secured credit facility term loan 2012	(1,626)	(1,626)
Payment of Series B preferred stock cash dividends	(2,482)	(4,964)
Payments of other long-term debt	(223)	(217)

Net cash used in financing activities	(19,331)	(6,807)

Net (decrease) increase in cash and cash equivalents	(8,932)	4,204

Cash and cash equivalents at beginning of period	53,580	32,852

Cash and cash equivalents at end of period	$44,648	37,056

Supplemental cash flows information:
Interest paid	$6,539	5,362

Income taxes paid, net	$8	22

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$2,482	—

Unrealized (loss) gain on derivative instruments	$(226)	359

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three- and six-month periods ended June 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2010 through the financial statements issuance date. The results of operations for the three- and six-month period ended June 30, 2010 are not necessarily indicative of the results for a full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Significant items subject to such estimates and assumptions include: the useful lives of fixed assets, allowance for doubtful accounts, the valuation of derivatives, deferred tax assets, fixed assets, intangible assets, stock-based compensation, contingencies and litigation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in advertising spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.
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
1999 Stock Option Plans
In September 1999, we adopted an employee incentive stock option plan (the 1999 ISO Plan) and a non-employee director stock option plan (the 1999 NQ Plan, and together with the 1999 ISO Plan, the 1999 Stock Option Plans). Options granted under the 1999 ISO Plan vest according to the terms determined by the compensation committee of our board of directors, and have a contractual life of up to ten years from the date of grant. Options granted under the 1999 NQ Plan vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. In September 2009, our 1999 Stock Option Plans expired; therefore, no more options can be granted under these plans.
Stock Options and Nonvested Shares Activity
Stock options have only been granted to employees and directors. Our stock options have various vesting schedules and are subject to the employees and directors continuing their service to SBS. We recognize compensation expense based on the estimated grant date fair value using the Black-Scholes option pricing model and recognize the compensation expense using a straight-line amortization method. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. Ultimately, our stock-based compensation expense is based on awards that vest. Our stock-based compensation has been reduced for estimated forfeitures.
A summary of the status of our stock options, as of December 31, 2009 and June 30, 2010, and changes during the six-months ended June 30, 2010, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2009	2,057	$6.41
Granted	50	1.79
Exercised	—	—
Forfeited	(25)	2.55

Outstanding at June 30, 2010	2,082	$6.35	$221	4.3

Exercisable at June 30, 2010	1,980	$6.60	$193	4.1

During the six-months ended June 30, 2010 and 2009, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$0.20 – 4.99	623	102	$2.19	7.0	623	$2.32
5.00 – 9.99	1,159	—	8.19	2.7	1,159	8.19
10.00 – 11.78	198	—	10.79	4.3	198	10.79

	1,980	102	$6.35	4.3	1,980	$6.60

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
A summary of the status of our nonvested shares, as of December 31, 2009 and June 30, 2010, and changes during the six-months ended June 30, 2010, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2009	127	$1.73
Awarded	—	—
Vested	(54)	2.78
Forfeited	—	—

Nonvested at June 30, 2010	73	$0.96

3. Basic and Diluted Net Income (Loss) Per Common Share
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
For the three- and six-month periods ended June 30, 2010, potential common shares were dilutive due to net income applicable to common stockholders. For the three- and six-month periods ended June 30, 2009, potential common shares were anti-dilutive due to a net loss applicable to common stockholders.
The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three-Months Ended		Six-Months ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic weighted average shares outstanding	72,600	72,502	72,600	72,502
Effect of dilutive equity instruments	270	—	224	—

Dilutive weighted average shares outstanding	72,870	72,502	72,824	72,502

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income (loss) per share because their impact is anti-dilutive	1,757	2,712	1,789	2,712

4. Operating Segments
We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net revenue:
Radio	$31,823	33,189	58,903	57,365
Television	4,014	3,863	7,780	7,481

Consolidated	$35,837	37,052	66,683	64,846

Engineering and programming expenses:
Radio	$5,684	7,104	11,474	14,495
Television	4,307	4,130	8,391	7,744

Consolidated	$9,991	11,234	19,865	22,239

Selling, general and administrative expenses:
Radio	$9,084	10,303	19,955	19,455
Television	1,748	2,160	3,666	4,370

Consolidated	$10,832	12,463	23,621	23,825

Corporate expenses:	$2,254	2,312	4,475	5,173

Depreciation and amortization:
Radio	$653	780	1,386	1,593
Television	564	552	1,126	1,090
Corporate	229	238	490	480

Consolidated	$1,446	1,570	3,002	3,163

Loss (gain) on the disposal of assets, net:
Radio	$—	(12)	—	(20)
Television	8	—	8	19
Corporate	—	(14)	—	(14)

Consolidated	$8	(26)	8	(15)

Impairment of assets and restructuring costs:
Radio	$—	66	—	10,614
Television	—	—	—	24
Corporate	—	4	—	48

Consolidated	$—	70	—	10,686

Operating (loss) income:
Radio	$16,402	14,948	26,088	11,228
Television	(2,613)	(2,979)	(5,411)	(5,766)
Corporate	(2,483)	(2,540)	(4,965)	(5,687)

Consolidated	$11,306	9,429	15,712	(225)

Capital expenditures:
Radio	$342	216	401	394
Television	15	26	310	124
Corporate	65	16	96	29

Consolidated	$422	258	807	547

	June 30,	December 31,
Total Assets:	2010	2009
	(In thousands)
Radio	$415,891	425,565
Television	45,698	45,811
Corporate	6,342	7,417

Consolidated	$467,931	478,793

5. Comprehensive Income (Loss)
Our total comprehensive income (loss), comprised of net income (loss), amounts reclassified to earnings during the period, and unrealized (loss) gain on derivative instruments, for the three- and six-months ended June 30, 2010 and 2009, respectively, was as follows (in thousands):

	Three-Months Ended		Six-Months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$9,431	459	$8,603	(10,487)
Other comprehensive income (loss):
Amounts reclassified to earnings during the period	873	1,449	1,901	2,691
Unrealized (loss) gain on derivative instruments	(142)	(29)	(226)	359

Total comprehensive income (loss)	$10,162	1,879	$10,278	(7,437)

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
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2010 and December 31, 2009.
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
8. Derivative and Hedging Activities
At June 30, 2010, derivative financial instruments are comprised of the following (in thousands):

	Fixed
	interest	Expiration	Notional	Fair
Agreement	rate	date	amounts	value
Interest rate swap	5.98%	June 2010	$—	$—
Interest rate swap	6.31%	January 2017	6,605	838

			$6,605	$838

In June 2005, we entered into a five-year interest rate swap agreement for the original notional principal amount of $324.2 million whereby we paid a fixed interest rate of 5.98% as compared to interest at a floating rate equal to three-month LIBOR plus 175 basis points. The interest rate swap amortization schedule was identical to the First Lien Credit Facility amortization schedule during June 2005 to June 2010.
In September and October 2008, the counterparty to this interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective and no longer qualified for hedge accounting. Therefore, the change in fair value from September 2008 to June 2010 was recorded in earnings as a “Change in fair value of derivative instrument.” For the three-month periods ended June 30, 2010 and 2009, the change in the fair value of derivative instrument totaled $3.0 million and $(0.4) million, respectively. For the six-month periods ended June 30, 2010 and 2009, the change in the fair value of derivative instrument totaled $5.9 million and $2.5 million, respectively. Additionally, the Accumulated Other Comprehensive Loss associated with this hedge as of September 2008 was $7.8 million and was reclassified into earnings (interest expense) monthly until June 2010. For the six-month periods ended June 30, 2010 and 2009, $1.9 million and $2.7 million were reclassified and recorded as interest expense, respectively.

As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement. The financial impact of the settlement is reflected in our unaudited condensed consolidated balance sheet and statement of operations.
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
9. Fair Value Measurement Disclosures
Fair Value of Financial Instruments
Cash and cash equivalents, receivables, as well as accounts payable, and other current liabilities, as reflected in the unaudited condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The estimated fair values of our financial instruments are as follows (in millions):

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facility term loan	$307.9	266.4	309.6	255.9
10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	61.4	92.3	57.9

Promissory note payable, included in other long-term debt	6.6	6.5	6.8	6.5
The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.
Fair Value of Derivative Instruments
The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Fair value measurements at June 30, 2010
Liabilities
	June 30, 2010	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	Balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$838	—	838	—

		Fair value measurements at December 31, 2009
		Liabilities
	December 31, 2009	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$612	—	612	—

Derivative no longer designated as a cash flow hedging instrument:
Interest rate swap	5,863	—	5,863	—

Total	$6,475	—	6,475	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended June 30,		Six-Months Ended June 30,
Interest rate swaps	2010	2009	2010	2009

(Loss) gain recognized in other comprehensive loss (effective portion)	$(142)	(29)	$(226)	359

Loss reclassified from accumulated other comprehensive loss into interest expense	873	1,449	1,901	2,691
Gain (loss) recognized in change in fair value of derivative instrument	3,016	(366)	5,863	2,490
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own and/or operate 21 radio stations in markets that reach approximately 48% of the Hispanic population in the U.S., including Puerto Rico. In addition, we own and operate two television stations and have various affiliation, distribution and/or programming agreements, which allow us to reach approximately 6.5 million households throughout the U.S., including Puerto Rico.
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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2010 and 2009
The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,
	2010	2009
	(In thousands)
Net revenue:
Radio	$31,823	33,189
Television	4,014	3,863

Consolidated	$35,837	37,052

Engineering and programming expenses:
Radio	$5,684	7,104
Television	4,307	4,130

Consolidated	$9,991	11,234

Selling, general and administrative expenses:
Radio	$9,084	10,303
Television	1,748	2,160

Consolidated	$10,832	12,463

Corporate expenses:	$2,254	2,312

Depreciation and amortization:
Radio	$653	780
Television	564	552
Corporate	229	238

Consolidated	$1,446	1,570

Loss (gain) on the disposal of assets, net:
Radio	$—	(12)
Television	8	—
Corporate	—	(14)

Consolidated	$8	(26)

Impairment of assets and restructuring costs:
Radio	$—	66
Television	—	—
Corporate	—	4

Consolidated	$—	70

Operating (loss) income:
Radio	$16,402	14,948
Television	(2,613)	(2,979)
Corporate	(2,483)	(2,540)

Consolidated	$11,306	9,429

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2010 and 2009. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,
	2010	2009
	(In thousands)
Net revenue	$35,837	37,052
Engineering and programming expenses	9,991	11,234
Selling, general and administrative expenses	10,832	12,463
Corporate expenses	2,254	2,312
Depreciation and amortization	1,446	1,570
Loss (gain) on disposal of assets, net of disposal costs	8	(26)
Impairment of assets and restructuring costs	—	70

Operating income	$11,306	9,429
Interest expense, net	(3,123)	(6,701)
Change in fair value of derivative instrument	3,016	(366)
Other income, net	—	1
Income tax expense	1,768	1,904

Net income	$9,431	459

Net Revenue
The decrease in our consolidated net revenue of $1.2 million or 3% was due to the decrease in our radio segment net revenue. Our radio segment net revenue decreased $1.4 million or 4%, primarily due to national sales. The decrease in national sales occurred in all of our markets, with the exception of our San Francisco and Puerto Rico markets. Our television segment net revenue increased $0.2 million or 4%, primarily due to an increase in local spot sales and integrated sales, offset by a decrease in paid programming.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $1.2 million or 11% was due to the decrease in our radio segment expenses. Our radio segment expenses decreased $1.4 million or 20%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees. Our television segment expenses increased $0.2 million or 4%, primarily due to an increase in broadcasting rights fees for our new Puerto Rico, New York and Chicago outlets, offset by a decrease in acquired and original produced programming content.
Selling, General and Administrative Expenses
The decrease in our consolidated selling, general and administrative expenses of $1.6 million or 13% was due to decreases in both our radio and television segment expenses. Our radio segment expenses decreased $1.2 million or 12%, primarily due to decreases in rating services fees, facilities expenses and compensation and benefits for our selling, general and administrative personnel resulting from headcount reductions. Our television segment expenses decreased $0.4 million or 19%, primarily due to a decrease in professional fees, facilities expense and compensation and benefits for our selling, general and administrative personnel due to headcount reductions.
Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel.
Operating Income
The increase in operating income was mainly due to the decrease in our operating expenses, offset by the decrease in our net revenue.
Interest Expense, Net
In September and October 2008, the counterparty to an interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective. As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement, resulting in a decrease in interest expense.
Change in Fair Value of Derivative Instrument
In September and October 2008, the counterparty to an interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective and no longer qualified for hedge accounting. Therefore, the change in fair value from September 2008 to June 2010 was recorded in earnings as a “Change in fair value of derivative instrument.” For the three-month periods ended June 30, 2010 and 2009, the change in the fair value of derivative instrument totaled $3.0 million and $(0.4) million, respectively.
Income Taxes
The income tax expense of $1.8 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income
The increase in net income was primarily due to the decreases in operating expenses, interest expense, and the increase in change in fair value of derivative instrument.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2010 and 2009
The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,
	2010	2009
	(In thousands)
Net revenue:
Radio	$58,903	57,365
Television	7,780	7,481

Consolidated	$66,683	64,846

Engineering and programming expenses:
Radio	$11,474	14,495
Television	8,391	7,744

Consolidated	$19,865	22,239

Selling, general and administrative expenses:
Radio	$19,955	19,455
Television	3,666	4,370

Consolidated	$23,621	23,825

Corporate expenses:	$4,475	5,173

Depreciation and amortization:
Radio	$1,386	1,593
Television	1,126	1,090
Corporate	490	480

Consolidated	$3,002	3,163

Loss (gain) on the disposal of assets, net:
Radio	$—	(20)
Television	8	19
Corporate	—	(14)

Consolidated	$8	(15)

Impairment of assets and restructuring costs:
Radio	$—	10,614
Television	—	24
Corporate	—	48

Consolidated	$—	10,686

Operating (loss) income:
Radio	$26,088	11,228
Television	(5,411)	(5,766)
Corporate	(4,965)	(5,687)

Consolidated	$15,712	(225)

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2010 and 2009. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,
	2010	2009
	(In thousands)
Net revenue	$66,683	64,846
Engineering and programming expenses	19,865	22,239
Selling, general and administrative expenses	23,621	23,825
Corporate expenses	4,475	5,173
Depreciation and amortization	3,002	3,163
Loss (gain) on disposal of assets, net of disposal costs	8	(15)
Impairment of assets and restructuring costs	—	10,686

Operating income (loss)	$15,712	(225)
Interest expense, net	(9,426)	(13,118)
Change in fair value of derivative instrument	5,863	2,490
Other income, net	—	1
Income tax expense (benefit)	3,546	(365)

Net income (loss)	$8,603	(10,487)

Net Revenue
The increase in our consolidated net revenue of $1.8 million or 3% was due to increases in both our radio and television segment net revenues. Our radio segment net revenue increased $1.5 million or 3%, primarily due to special events and local sales, offset by a decrease in national sales. The increase in special events occurred in our Puerto Rico and Los Angeles markets and the increase in local sales occurred in all of our markets, with the exception of our Chicago and San Francisco markets. The decrease in national sales occurred in all of our markets, with the exception of our San Francisco market. Our television segment net revenue increased $0.3 million or 4%, primarily due to an increase in local spot sales and integrated sales, offset by a decrease in paid programming.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $2.4 million or 11% was due to the decrease in our radio segment expenses. Our radio segment expenses decreased $3.0 million or 21%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees. Our television segment expenses increased $0.6 million or 8%, primarily due to an increase in broadcasting rights fees for our new Puerto Rico, New York and Chicago outlets, offset by a decrease in acquired and original produced programming content.
Selling, General and Administrative Expenses
The decrease in our consolidated selling, general and administrative expenses of $0.2 million or 1% was due to the decrease in our television segment expenses. Our television segment expenses decreased $0.7 million or 16%, primarily due to a decrease in barter expenses, facilities expenses, professional fees and compensation and benefits for our selling, general and administrative personnel resulting from headcount reductions. Our radio segment expenses increased $0.5 million or 3%, primarily due to increases in special event expenses and the allowance for doubtful accounts.
Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel due to headcount reductions, professional fees and insurance.
Operating Income (Loss)
The increase in operating income was mainly due to the increase in our net revenue and our decreases in operating expenses and impairment of assets and restructuring costs of $10.7 million.
Interest Expense, Net
In September and October 2008, the counterparty to an interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective. As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement, resulting in a decrease in interest expense.

Change in Fair Value of Derivative Instrument
In September and October 2008, the counterparty to an interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective and no longer qualified for hedge accounting. Therefore, the change in fair value from September 2008 to June 2010 was recorded in earnings as a “Change in fair value of derivative instrument.” For the six-month periods ended June 30, 2010 and 2009, the change in the fair value of derivative instrument totaled $5.9 million and $2.5 million, respectively.
Income Taxes
The income tax expense of $3.5 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income (Loss)
The increase in net income was primarily due to the increase in operating income related primarily to the increase in net revenue and the decreases in operating expenses and the impairment of assets and restructuring costs.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($44.6 million as of June 30, 2010) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior secured credit facility. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and consolidations and mergers, among other things.
Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations in the foreseeable future, including, among other things, required quarterly interest and principal payments pursuant to the credit agreement governing our senior secured credit facility term loan due 2012, and capital expenditures, excluding the acquisitions of FCC broadcasting licenses. While not significant to us to date, the disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters and legal judgments.
As a result of the decrease in the demand for advertising and the deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We incurred expenses related to the termination of various programming contracts and personnel and a loss on a sublease of office space. As of June 30, 2010, the total accrued expenses on our consolidated balance sheet related to restructuring activities were $0.4 million, which was included in other liabilities.
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

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2010 and 2009, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2010	2009	$
	(In thousands)
Capital expenditures:
Radio	$401	394	7
Television	310	124	186
Corporate	96	29	67

Consolidated	$807	547	260

Net cash flows provided by operating activities	$11,206	11,346	(140)
Net cash flows used in investing activities	(807)	(335)	(472)
Net cash flows used in financing activities	(19,331)	(6,807)	(12,524)

Net (decrease) increase in cash and cash equivalents	$(8,932)	4,204

Net Cash Flows Provided by Operating Activities
Changes in our net cash flows from operating activities were primarily a result of the increase in sales, offset by an increase in cash paid to vendors, including interest.
Net Cash Flows Used in Investing Activities
Changes in our net cash flows from investing activities were a result of the increase in our capital expenditures.
Net Cash Flows Used in Financing Activities
Changes in our net cash flows from financing activities were primarily a result of the $15.0 million repayment of the Senior Credit Facility Revolver, offset by a decrease of $2.5 million related to cash dividends not declared or paid on our Series B preferred stock which was due on January 15, 2010.
Recent Developments
NASDAQ Audit Committee Compliance Letter
Our Board elected Mr. Manuel E. Machado as a director effective June 3, 2010. We notified NASDAQ on June 4, 2010 that our Board determined that Mr. Machado is qualified to serve on the Audit Committee of our Board under the requirements set forth in the NASDAQ Listing Rule 5605(c)(2) (the “Rule”), and that our Board appointed him to serve on the Audit Committee. As a result, on June 7, 2010, we received a letter from NASDAQ stating that we regained compliance with the Rule, which requires each listed company to maintain an audit committee composed of at least three members who meet certain eligibility criteria.
Dividend Payment on the Series B Preferred Stock
Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board, dividends on the Series B preferred stock at a rate of 10 3/4 % per year, of the $1,000 liquidation preference per share, payable quarterly.
In determining whether to declare and pay any prior or future cash dividends, our Board will consider management’s recommendation, our financial condition, as well as whether, under Delaware law, sufficient surplus or net profits exist to pay such dividends.
During the fiscal years 2010 and 2009, our Board, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements, it was not prudent to declare or pay the July 15, 2010, January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $9.9 million.

Lehman Hedge Settlement
In September and October 2008, the counterparty to an interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective. As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement, resulting in a decrease in interest expense.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 4. Controls and Procedures
Evaluation Of Disclosure Controls And Procedures. Our management, including our principal executive and financial officers, have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 7 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than the modification to the risk factor set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009. The below risk factor and risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.
While we believe that we currently meet all the listing requirements of the NASDAQ Stock Market, or NASDAQ, there can be no assurance that we will be able to maintain the listing of our common stock on the NASDAQ Global Market in the future.
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

Item 6. Exhibits
(a) Exhibits
The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description

10.1*	Stock Option Agreement dated as of June 3, 2010 between the Company and Manuel E. Machado.

31.1*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith

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
Date: August 13, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1*	Stock Option Agreement dated as of June 3, 2010 between the Company and Manuel E. Machado.

31.1*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

** Furnished herewith