Form 10-Q
period 2010-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2010-11-12
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2010, 41,639,805 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements — Unaudited

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009

Unaudited Condensed Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2010 and 2009

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit and Comprehensive Income for the Nine-Months Ended September 30, 2010

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2010 and 2009

Notes to Unaudited Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4. Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	20

ITEM 1A. Risk Factors	20

ITEM 6. Exhibits	21

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$51,818	53,580
Receivables, net of allowance for doubtful accounts of $885 in 2010 and $1,247 in 2009	24,644	24,800
Prepaid expenses and other current assets	2,975	3,439

Total current assets	79,437	81,819

Property and equipment, net of accumulated depreciation of $55,057 in 2010 and $49,560 in 2009	40,919	45,365
FCC broadcasting licenses	312,623	312,623
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $240 in 2010 and $214 in 2009	1,193	1,220
Deferred financing costs, net of accumulated amortization of $5,823 in 2010 and $5,028 in 2009	1,778	2,574
Other assets	2,183	2,386

Total assets	$470,939	478,793

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$17,793	18,211
Accrued interest	4,072	5,608
Unearned revenue	691	570
Other liabilities	630	602
Derivative instruments	—	5,863
Senior credit facility revolver due 2010	—	15,000
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	424	447
Series B cumulative exchangeable redeemable preferred stock dividends payable	11,996	7,032

Total current liabilities	38,856	56,583

Other liabilities, less current portion	1,527	405
Derivative instruments	1,031	612
Senior credit facility term loan due 2012, less current portion	303,875	306,313
Other long-term debt, less current portion	6,282	6,605
Deferred income taxes	76,638	71,408

Total liabilities	428,209	441,926

Commitments and contingencies (note 7)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,638,138 and 41,542,513 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	525,172	525,026
Accumulated other comprehensive loss	(1,031)	(2,513)
Accumulated deficit	(573,770)	(578,005)

Total stockholders’ deficit	(49,619)	(55,482)

Total liabilities and stockholders’ deficit	$470,939	478,793

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net revenue	$34,553	38,582	101,236	103,428

Operating expenses:
Engineering and programming	9,969	9,591	29,834	31,830
Selling, general and administrative	12,502	12,775	36,123	36,600
Corporate expenses	1,331	2,372	5,806	7,545
Depreciation and amortization	1,392	1,574	4,394	4,737

	25,194	26,312	76,157	80,712
Loss (gain) on the disposal of assets, net	23	(14)	31	(29)
Impairment charges and restructuring costs	2,097	—	2,097	10,686

Operating income	7,239	12,284	22,951	12,059

Other (expense) income:
Interest expense, net	(2,317)	(6,723)	(11,743)	(19,841)
Change in fair value of derivative instrument	—	958	5,863	3,448
Other, net	—	—	—	1

Income (loss) before income taxes	4,922	6,519	17,071	(4,333)

Income tax expense	1,844	1,976	5,390	1,611

Net income (loss)	3,078	4,543	11,681	(5,944)

Dividends on Series B preferred stock	(2,482)	(2,482)	(7,446)	(7,446)

Net income (loss) applicable to common stockholders	$596	2,061	4,235	(13,390)

Basic and diluted net income (loss) per common share	$0.01	0.03	0.06	(0.18)

Weighted average common shares outstanding:
Basic	72,613	72,515	72,604	72,507

Diluted	72,828	72,555	72,824	72,507

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Income for the Nine-Months Ended September 30, 2010

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
	(In thousands, except share data)

Balance at December 31, 2009	380,000	$4	41,542,513	$4	23,403,500	$2	$525,026	$(2,513)	$(578,005)	$(55,482)
Issuance of Class A common stock from vesting of restricted stock	—	—	95,625	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	146	—	—	146
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,446)	(7,446)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	11,681	11,681
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	1,901	—	1,901
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	(419)	—	(419)

Comprehensive income										13,163

Balance at September 30, 2010	380,000	$4	41,638,138	$4	23,403,500	$2	$525,172	$(1,031)	$(573,770)	$(49,619)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,681	(5,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on the sale of assets	31	(29)
Impairment charges	2,097	10,123
Stock-based compensation	146	214
Depreciation and amortization	4,394	4,737
Net barter income	(214)	(370)
Provision for trade doubtful accounts	370	335
Amortization of deferred financing costs	796	805
Deferred income taxes	5,230	1,848
Unearned revenue	220	116
Change in fair value of derivative instrument	(3,962)	664
Amortization of other liabilities	—	(50)
Changes in operating assets and liabilities:
Trade receivables	(99)	(1,491)
Prepaid expenses and other current assets	464	661
Other assets	203	794
Accounts payable and accrued expenses	(429)	1,355
Accrued interest	(1,536)	7,466
Other liabilities	369	—

Net cash provided by operating activities	19,761	21,234

Cash flows from investing activities:
Purchases of property and equipment	(1,257)	(815)
Proceeds from the sale of property and equipment and insurance recoveries	—	226

Net cash used in investing activities	(1,257)	(589)

Cash flows from financing activities:
Payment of senior credit facility revolver due 2010	(15,000)	—
Payment of senior secured credit facility term loan 2012	(2,438)	(2,438)
Payment of Series B preferred stock cash dividends	(2,482)	(4,964)
Payments of other long-term debt	(346)	(327)

Net cash used in financing activities	(20,266)	(7,729)

Net (decrease) increase in cash and cash equivalents	(1,762)	12,916

Cash and cash equivalents at beginning of period	53,580	32,852

Cash and cash equivalents at end of period	$51,818	45,768

Supplemental cash flows information:
Interest paid	$8,582	7,467

Income taxes paid, net	$20	29

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$4,964	4,550

Unrealized (loss) gain on derivative instruments	$(419)	237

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three- and nine-month periods ended September 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2009, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2010 through the financial statements issuance date. The results of operations for the three- and nine-month period ended September 30, 2010 are not necessarily indicative of the results for a full year.
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
A summary of the status of our stock options, as of December 31, 2009 and September 30, 2010, and changes during the nine-months ended September 30, 2010, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2009	2,057	$6.41
Granted	50	1.79
Exercised	—	—
Forfeited	(89)	6.85

Outstanding at September 30, 2010	2,018	$6.28	$137	4.2

Exercisable at September 30, 2010	1,968	$6.39	$137	4.1

During the nine-months ended September 30, 2010 and 2009, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$0.20 – 4.99	675	50	$2.19	6.7	675	$2.21
5.00 – 9.99	1,095	—	8.17	2.6	1,095	8.17
10.00 – 11.78	198	—	10.79	4.0	198	10.79

	1,968	50	$6.28	4.2	1,968	$6.39

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
A summary of the status of our nonvested shares, as of December 31, 2009 and September 30, 2010, and changes during the nine-months ended September 30, 2010, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2009	127	$1.73
Awarded	—	—
Vested	(95)	1.77
Forfeited	—	—

Nonvested at September 30, 2010	32	$1.62

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
For the three- and nine-month periods ended September 30, 2010, potential common shares were dilutive due to net income applicable to common stockholders. For the three-month period ended September 30, 2009, potential common shares were dilutive due to net income applicable to common stockholders. For the nine-month period ended September 30, 2009, potential common shares were anti-dilutive due to a net loss applicable to common stockholders.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three-Months Ended		Nine-Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	72,613	72,515	72,604	72,507
Effect of dilutive equity instruments	215	40	220	—

Dilutive weighted average shares outstanding	72,828	72,555	72,824	72,507

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income (loss) per share because their impact is anti-dilutive	1,693	2,562	1,695	2,562

4. Operating Segments
We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net revenue:
Radio	$30,468	34,558	89,371	91,923
Television	4,085	4,024	11,865	11,505

Consolidated	$34,553	38,582	101,236	103,428

Engineering and programming expenses:
Radio	$5,795	6,478	17,269	20,973
Television	4,174	3,113	12,565	10,857

Consolidated	$9,969	9,591	29,834	31,830

Selling, general and administrative expenses:
Radio	$10,628	10,902	30,583	30,357
Television	1,874	1,873	5,540	6,243

Consolidated	$12,502	12,775	36,123	36,600

Corporate expenses:	$1,331	2,372	5,806	7,545

Depreciation and amortization:
Radio	$622	781	2,008	2,374
Television	569	556	1,695	1,646
Corporate	201	237	691	717

Consolidated	$1,392	1,574	4,394	4,737

Loss (gain) on the disposal of assets, net:
Radio	$23	(6)	23	(26)
Television	—	—	8	19
Corporate	—	(8)	—	(22)

Consolidated	$23	(14)	31	(29)

Impairment charges and restructuring costs:
Radio	$—	—	—	10,614
Television	43	—	43	24
Corporate	2,054	—	2,054	48

Consolidated	$2,097	—	2,097	10,686

Operating (loss) income:
Radio	$13,400	16,403	39,488	27,631
Television	(2,575)	(1,518)	(7,986)	(7,284)
Corporate	(3,586)	(2,601)	(8,551)	(8,288)

Consolidated	$7,239	12,284	22,951	12,059

Capital expenditures:
Radio	$218	34	619	428
Television	62	214	372	338
Corporate	170	20	266	49

Consolidated	$450	268	1,257	815

	September. 30,	December 31,
	2010	2009
Total Assets:	(In thousands)
Radio	$422,005	425,565
Television	44,552	45,811
Corporate	4,382	7,417

Consolidated	$470,939	478,793

5. Comprehensive Income (Loss)
Our total comprehensive income (loss), comprised of net income (loss), amounts reclassified to earnings during the period, and unrealized (loss) gain on derivative instruments, for the three- and nine-months ended September 30, 2010 and 2009, respectively, was as follows (in thousands):

	Three-Months Ended		Nine-Months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$3,078	4,543	$11,681	(5,944)
Other comprehensive income (loss):
Amounts reclassified to earnings during the period	—	1,421	1,901	4,112
Unrealized (loss) gain on derivative instruments	(193)	(122)	(419)	237

Total comprehensive income (loss)	$2,885	5,842	$13,163	(1,595)

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
We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2007 through 2009. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2005 through 2009.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2010 and December 31, 2009.
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
In September and October 2008, the counterparty to this interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective and no longer qualified for hedge accounting. Therefore, the change in fair value from September 2008 to June 2010 was recorded in earnings as a “Change in fair value of derivative instrument.” For the three-month periods ended September 30, 2010 and 2009, the change in the fair value of derivative instrument totaled zero and $1.0 million, respectively. For the nine-month periods ended September 30, 2010 and 2009, the change in the fair value of derivative instrument totaled $5.9 million and $3.4 million, respectively. Additionally, the Accumulated Other Comprehensive Loss associated with this hedge as of September 2008 was $7.8 million and was reclassified into earnings (interest expense) monthly until June 2010. For the nine-month periods ended September 30, 2010 and 2009, $1.9 million and $4.1 million were reclassified and recorded as interest expense, respectively.
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
On January 4, 2007, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby we will pay a fixed interest rate of 6.31%, as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017. As of September 30, 2010, the interest rate swap has a notional amount of $6.5 million and a fair value of $1.0 million.

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
The estimated fair values of our financial instruments are as follows (in millions):

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facility term loan	$307.1	287.9	309.6	255.9
10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	68.1	92.3	57.9

Promissory note payable, included in other long-term debt	6.5	6.4	6.8	6.5
The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.
Fair Value of Derivative Instruments
The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Fair value measurements at September 30, 2010
Liabilities
	September 30, 2010	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$1,031	—	1,031	—

		Fair value measurements at December 31, 2009
		Liabilities
	December 31, 2009	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$612	—	612	—

Derivative no longer designated as a cash flow hedging instrument:
Interest rate swap	5,863	—	5,863	—

Total	$6,475	—	6,475	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Interest rate swaps	2010	2009	2010	2009

(Loss) gain recognized in other comprehensive loss (effective portion)	$(193)	(122)	$(419)	237

Loss reclassified from accumulated other comprehensive loss into interest expense	—	1,421	1,901	4,112

Gain recognized in change in fair value of derivative instrument	—	958	5,863	3,448
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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2010 and 2009
The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,
	2010	2009
	(In thousands)
Net revenue:
Radio	$30,468	34,558
Television	4,085	4,024

Consolidated	$34,553	38,582

Engineering and programming expenses:
Radio	$5,795	6,478
Television	4,174	3,113

Consolidated	$9,969	9,591

Selling, general and administrative expenses:
Radio	$10,628	10,902
Television	1,874	1,873

Consolidated	$12,502	12,775

Corporate expenses:	$1,331	2,372

Depreciation and amortization:
Radio	$622	781
Television	569	556
Corporate	201	237

Consolidated	$1,392	1,574

Loss (gain) on the disposal of assets, net:
Radio	$23	(6)
Television	—	—
Corporate	—	(8)

Consolidated	$23	(14)

Impairment charges and restructuring costs:
Radio	$—	—
Television	43	—
Corporate	2,054	—

Consolidated	$2,097	—

Operating (loss) income:
Radio	$13,400	16,403
Television	(2,575)	(1,518)
Corporate	(3,586)	(2,601)

Consolidated	$7,239	12,284

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2010 and 2009. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2010	2009
	(In thousands)
Net revenue	$34,553	38,582
Engineering and programming expenses	9,969	9,591
Selling, general and administrative expenses	12,502	12,775
Corporate expenses	1,331	2,372
Depreciation and amortization	1,392	1,574
Loss (gain) on disposal of assets, net of disposal costs	23	(14)
Impairment charges and restructuring costs	2,097	—

Operating income	$7,239	12,284
Interest expense, net	(2,317)	(6,723)
Change in fair value of derivative instrument	—	958
Income tax expense	1,844	1,976

Net income	$3,078	4,543

Net Revenue
The decrease in our consolidated net revenue of $4.0 million or 10% was due to the decrease in our radio segment net revenue. Our radio segment net revenue decreased $4.1 million or 12%, primarily due to national and local sales. The decrease in national sales occurred in all of our markets, with the exception of our Puerto Rico market. The decrease in local sales occurred in all of our markets, with the exception of our Puerto Rico and Miami markets. Our television segment net revenue increased $0.1 million or 2%, primarily due to an increase in local spot sales and integrated sales, offset by a decrease in paid programming.
Engineering and Programming Expenses
The increase in our consolidated engineering and programming expenses of $0.4 million or 4% was due to the increase in our television segment expenses. Our television segment expenses increased $1.1 million or 34%, primarily due to an increase in broadcasting rights fees for our new Puerto Rico, New York and Chicago outlets. Our radio segment expenses decreased $0.7 million or 11%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees.
Selling, General and Administrative Expenses
The decrease in our consolidated selling, general and administrative expenses of $0.3 million or 2% was due to the decrease in our radio segment expense. Our radio segment expenses decreased $0.3 million or 2%, primarily due to decreases in professional fees and the allowance for doubtful accounts. Our television segment expenses were flat.
Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel.
Impairment Charges and Restructuring Costs
The impairment charges and restructuring costs are related to impairment charges recognized on the sublease of office space and its related property and equipment. The property and equipment impairment charge was mainly related to leasehold improvements and furniture and fixtures.
Operating Income
The decrease in operating income was mainly due to the decrease in our net revenue and the increase in impairment charges and restructuring costs.

Interest Expense, Net
In 2008, the counterparty to an interest rate swap related to the First Lien Credit Facility, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement. Under this swap agreement, we were paying a fixed interest rate of 5.98%. We are now paying interest at a floating rate equal to three-month LIBOR plus 175 basis points, resulting in a decrease in interest expense.
Income Taxes
The income tax expense of $1.8 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income
The decrease in net income was primarily due to the decrease in net revenue and the increase in impairment charges and restructuring costs, offset by a decrease in interest expense.
Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2010 and 2009
The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,
	2010	2009
	(In thousands)
Net revenue:
Radio	89,371	91,923
Television	11,865	11,505

Consolidated	101,236	103,428

Engineering and programming expenses:
Radio	17,269	20,973
Television	12,565	10,857

Consolidated	29,834	31,830

Selling, general and administrative expenses:
Radio	30,583	30,357
Television	5,540	6,243

Consolidated	36,123	36,600

Corporate expenses:	5,806	7,545

Depreciation and amortization:
Radio	2,008	2,374
Television	1,695	1,646
Corporate	691	717

Consolidated	4,394	4,737

Loss (gain) on the disposal of assets, net:
Radio	23	(26)
Television	8	19
Corporate	—	(22)

Consolidated	31	(29)

Impairment charges and restructuring costs:
Radio	—	10,614
Television	43	24
Corporate	2,054	48

Consolidated	2,097	10,686

Operating (loss) income:
Radio	39,488	27,631
Television	(7,986)	(7,284)
Corporate	(8,551)	(8,288)

Consolidated	22,951	12,059

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2010 and 2009. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2010	2009
	(In thousands)
Net revenue	$101,236	103,428
Engineering and programming expenses	29,834	31,830
Selling, general and administrative expenses	36,123	36,600
Corporate expenses	5,806	7,545
Depreciation and amortization	4,394	4,737
Loss (gain) on disposal of assets, net of disposal costs	31	(29)
Impairment charges and restructuring costs	2,097	10,686

Operating income	$22,951	12,059
Interest expense, net	(11,743)	(19,841)
Change in fair value of derivative instrument	5,863	3,448
Other income, net	—	1
Income tax expense	5,390	1,611

Net income (loss)	$11,681	(5,944)

Net Revenue
The decrease in our consolidated net revenue of $2.2 million or 2% was due to decreases in our radio segment net revenues. Our radio segment net revenue decreased $2.6 million or 3%, primarily due to national sales, offset by an increase in special events. The decrease in national sales occurred in all of our markets, with the exception of our San Francisco market. The increase in special events occurred in our Puerto Rico and Los Angeles markets. Our television segment net revenue increased $0.4 million or 3%, primarily due to an increase in local spot sales and integrated sales, offset by a decrease in paid programming.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $2.0 million or 6% was due to the decrease in our radio segment expenses. Our radio segment expenses decreased $3.7 million or 18%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees. Our television segment expenses increased $1.7 million or 16%, primarily due to an increase in broadcasting rights fees for our new Puerto Rico, New York and Chicago outlets, offset by a decrease in acquired and original produced programming content.
Selling, General and Administrative Expenses
The decrease in our consolidated selling, general and administrative expenses of $0.5 million or 1% was due to the decrease in our television segment expenses. Our television segment expenses decreased $0.7 million or 11%, primarily due to a decrease in facilities expenses, barter expenses and compensation and benefits for our selling, general and administrative personnel resulting from headcount reductions. Our radio segment expenses increased $0.2 million or 1%, primarily due to increases in special event expenses, offset by decreases in rating services, facilities expense and professional fees.
Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel due to headcount reductions, professional fees and insurance.
Impairment Charges and Restructuring Costs
The 2010 impairment charges and restructuring costs are related to impairment charges recognized on the sublease of office space and its related property and equipment. The property and equipment impairment charge was mainly related to leasehold improvements and furniture and fixtures. The 2009 impairment charges and restructuring costs were due to impairment charges on some of our FCC broadcasting licenses and restructuring costs related to the termination of various programming contracts and personnel.

Operating Income (Loss)
The increase in operating income was mainly due to the decreases in our operating expenses and impairment charges and restructuring costs.
Interest Expense, Net
In 2008, the counterparty to an interest rate swap related to the First Lien Credit Facility, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement, resulting in a decrease in interest expense. In addition, under this swap agreement, we were paying a fixed interest rate of 5.98%. We are now paying interest at a floating rate equal to three-month LIBOR plus 175 basis points, resulting in a decrease in interest expense.
Change in Fair Value of Derivative Instrument
In 2008, the counterparty to an interest rate swap related to the First Lien Credit Facility, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective and no longer qualified for hedge accounting. Therefore, the change in fair value from September 2008 to June 2010 was recorded in earnings as a “Change in fair value of derivative instrument.” For the nine-month periods ended September 30, 2010 and 2009, the change in the fair value of derivative instrument totaled $5.9 million and $3.4 million, respectively.
Income Taxes
The income tax expense of $5.4 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income (Loss)
The increase in net income was mainly due to the decreases in our operating expenses, interest expense and impairment charges and restructuring costs.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($51.8 million as of September 30, 2010) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior credit facility term loan. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and consolidations and mergers, among other things.
Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period, including, among other things, required quarterly interest and principal payments pursuant to the credit agreement governing our senior credit facility term loan due 2012, and capital expenditures, excluding the acquisitions of FCC broadcasting licenses. While not significant to us to date, the disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:
•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters and legal judgments.

As a result of the decrease in the demand for advertising and the deterioration of the economy, we began to implement a restructuring plan in the third quarter of fiscal year 2008 to reduce expenses throughout the Company. We incurred expenses related to the termination of various programming contracts and personnel and a loss on a sublease of office space. As of September 30, 2010, the total accrued expenses on our consolidated balance sheet related to restructuring activities were $0.3 million, which was included in other liabilities.
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
The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2010 and 2009, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2010	2009	$
	(In thousands)
Capital expenditures:
Radio	$619	428	191
Television	372	338	34
Corporate	266	49	217

Consolidated	$1,257	815	442

Net cash flows provided by operating activities	$19,761	21,234	(1,473)
Net cash flows used in investing activities	(1,257)	(589)	(668)
Net cash flows used in financing activities	(20,266)	(7,729)	(12,537)

Net (decrease) increase in cash and cash equivalents	$(1,762)	12,916

Net Cash Flows Provided by Operating Activities
Changes in our net cash flows from operating activities were primarily a result of the decrease in sales and an increase in cash paid to vendors, including interest.
Net Cash Flows Used in Investing Activities
Changes in our net cash flows from investing activities were a result of the increase in our capital expenditures.
Net Cash Flows Used in Financing Activities
Changes in our net cash flows from financing activities were primarily a result of the $15.0 million repayment of the Senior Credit Facility Revolver, offset by a decrease of $2.5 million related to paid cash dividends on our Series B preferred stock.
Recent Developments
NASDAQ Delisting Letter
On October 12, 2010, we received a written deficiency notice (the “Notice”) from The Nasdaq Stock Market (“NASDAQ”), advising us that the closing bid price of our common stock (“Common Stock”) for the previous 30 consecutive business days had been below the minimum $1.00 per share (“Minimum Bid Price Requirement”) required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (“Rule”).

Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we have been provided an initial grace period of 180 calendar days, or until April 11, 2011, to regain compliance with the Minimum Bid Price Requirement. The Notice further provides that NASDAQ will provide written confirmation stating that we have achieved compliance with the Rule if at any time before April 11, 2011, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Rule by April 11, 2011, NASDAQ will provide written notification to us that our common stock is subject to delisting from the Nasdaq Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.
We intend to use all reasonable efforts to maintain the listing of our common stock on the Nasdaq Global Market, but there can be no guarantee that we will regain compliance with the Minimum Bid Price Requirement.
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
During the fiscal years 2010 and 2009, our Board, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements, it was not prudent to declare or pay the October 15, 2010, July 15, 2010, January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $12.4 million.
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
Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our Class A common stock is presently quoted on the Nasdaq Global Market. To maintain our listing on the NASDAQ Global Market, we must satisfy certain continued listing standards. On October 12, 2010, we received a written deficiency notice (the Notice) from The Nasdaq Stock Market (NASDAQ) advising us that the closing bid price of our Class A common stock for the previous 30 consecutive business days had been below the minimum $1.00 per share (Minimum Bid Price Requirement) required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (Rule).
Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we have been provided an initial grace period of 180 calendar days, or until April 11, 2011, to regain compliance with the Minimum Bid Price Requirement. The Notice further provides that NASDAQ will provide written confirmation stating that we have achieved compliance with the Rule if at any time before April 11, 2011, the bid price of the our Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Rule by April 11, 2011, NASDAQ will provide to us written notification that our Class A common stock is subject to delisting from the Nasdaq Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.
Failing to regain compliance with the Rule will cause our Class A common stock to be delisted. In addition, while we believe that we currently meet all other listing requirements of the NASDAQ, there can be no assurance that we will be able to maintain the listing of our common stock on the NASDAQ Global Market in the future. Delisting from NASDAQ would make trading our Class A common stock more difficult for investors, potentially leading to further declines in our share price. Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our Class A common stock, the sale or purchase of our Class A common stock would likely be made more difficult and the trading volume and liquidity of our Class A common stock would likely decline. Delisting from NASDAQ would also result in negative publicity and would also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our Class A common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Class A common stock and the ability of our stockholders to sell our Class A common stock in the secondary market.
If our Class A common stock is delisted by NASDAQ, our Class A common stock may be eligible to trade on the OTC Bulletin Board, an over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Class A common stock. We cannot assure you that our Class A common stock, if delisted from the NASDAQ Global Market, will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the pink sheets.

Item 6. Exhibits
(a) Exhibits
The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

31.1	*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

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
Date: November 12, 2010

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

31.1	*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith