Form 10-K
period 2010-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2011-03-31
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 41,596,513 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 23,403,500 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 30, 2010, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $47.1 million and the aggregate market value of the Class B common stock held by non-affiliates of the registrant was approximately $4 thousand. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 30, 2010 of $1.14 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)
As of March 23, 2011, 41,669,805 shares of Class A common stock, 23,403,500 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 7,600,000 shares of Class A common stock, were outstanding.
Documents Incorporated by Reference:
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2011 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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
“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “Commission”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part I of this Report. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.
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
All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this report mean Spanish Broadcasting System, Inc., a Delaware corporation formed in 1994, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, mean our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation, and its subsidiaries. Our executive offices are located at 2601 South Bayshore Drive, PH II, Coconut Grove, Florida 33133, our telephone number is (305) 441-6901, and our corporate website is www.spanishbroadcasting.com.
We are the largest publicly traded Hispanic-controlled media and entertainment company in the United States. We own and/or operate 21 radio stations in markets that reach approximately 42% of the U.S. Hispanic population. Our radio stations are located in six of the top-ten Hispanic markets of Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. We operate three of the top-ten Spanish-formatted radio stations. The Los Angeles and New York markets have the largest and second largest Hispanic populations, and are also the largest and second largest radio markets in the United States in terms of advertising revenue, respectively.
We also own two television stations in the South Florida market, which operate as one television operation, branded “MegaTV”. Mega TV has various affiliation, programming and/or local marketing agreements, which allow us to reach approximately 5.6 million Hispanic households throughout the U.S., including Puerto Rico.
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

Hispanic Market Opportunity
We believe that our focus on media formats targeting U.S. Hispanic audiences in the largest Hispanic media markets, together with our experience in programming and marketing to these audiences, provides us with significant opportunities for the following reasons:
•	Hispanic Population Growth. The U.S. Hispanic population is the largest ethnic minority group and the fastest growing consumer market and demographic group of the U.S. population. Between 2000 and 2010, the Hispanic population increased by 39.8%, compared to 5.5% for the non-Hispanic population. In 2010, Hispanics comprised 16.1% of the country’s population and nearly one out of every six individuals living in the U.S. is of Hispanic origin.
•	Hispanic Buying Power. The U.S. Hispanic population accounted for an estimated buying power of $1.04 trillion in 2010 and is estimated to grow to $1.48 trillion in 2015, an increase of 43.1%. Hispanic buying power increased by 107.5% between 2000 and 2010 and accounted for 9.3% of all U.S. buying power in 2010.
•	Spanish Language Advertising Spending. In 2009, advertisers spent an estimated $6.3 billion on Spanish-language media advertising, compared to $6.9 billion in 2008.
The above market opportunity information is based on data provided by the Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2010 and Advertising Age, Hispanic Fact Pack, Annual Guide to Hispanic Marketing and Media, 2010 Edition.
Operating Strategy
Our operating strategy focuses on maximizing our broadcast stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow, while simultaneously controlling operating expenses. To achieve these goals, we focus on the following:
Format high-quality programming. We format the programming of each of our broadcast stations to capture a significant share of the Spanish-language audience. From time to time, we use market research, including third-party consultants, periodic music testing and focus groups to assess audience preferences among the diverse groups in the Hispanic population in each broadcast station’s target demographic audience. We then refine our programming to reflect the results of this research and testing. Since the U.S. Hispanic population is so diverse, consisting of numerous identifiable groups from many different countries of origin, each with its own culture and heritage, we strive to become very familiar with the tastes and preferences of each of the various Hispanic ethnic groups, and we customize our broadcast programming accordingly.
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
Maintain strong community involvement. We have been, and will continue to be, actively involved in the local communities that we serve. Our broadcast stations participate in numerous community programs, fund-raisers and activities benefiting the local community and Hispanics abroad. Examples of our community involvement include free public service announcements, free equal-opportunity employment announcements, tours and discussions held by station personalities with school and community groups designed to deter drug and gang involvement, free events designed to promote family values within the local Hispanic communities, charitable contributions to organizations which benefit the Hispanic community and other charities, and extended coverage, when necessary, of significant events which have an impact on the U.S. Hispanic population. Our broadcast stations have received numerous community service awards and acknowledgments from governmental entities, as well as from community and philanthropic organizations for their service. We believe that this involvement helps build and maintain broadcast station awareness and loyalty.
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

Recent Developments
Engagement Letter
On January 21, 2011, we entered into an engagement letter agreement (the “Engagement Letter”) with Lazard Frères & Co. LLC (“Lazard”), to act as our investment banker in connection with exploring potential strategic transactions, including the refinancing of our existing First Lien Credit Facility due June 2012. The term of the Engagement Letter is from the date thereof until it expires or is earlier terminated pursuant to the terms thereof. Pursuant to the terms of the Engagement Letter, Lazard will be entitled to certain fees upon the consummation of certain strategic transactions, as well as other fees in connection with services rendered under the Engagement Letter and reimbursement for expenses incurred in connection with its performance thereunder.
NASDAQ Delisting Letter
On October 12, 2010, we received a written deficiency notice (the “Notice”) from The Nasdaq Stock Market (“NASDAQ”), advising us that the closing bid price of our Class A common stock for the previous 30 consecutive business days had been below the minimum $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Rule”).
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
NASDAQ Audit Committee Compliance Letter
On August 14, 2009, we notified NASDAQ that due to the vacancy in our Audit Committee created by Antonio Fernandez’ voluntary resignation as a member of the Board of Directors, we were no longer in compliance with NASDAQ Marketplace Rule 5605 (“Rule 5605”), which requires that the Audit Committee be comprised of at least three members, each of whom is independent.
As a result, on August 27, 2009, we received a letter from NASDAQ notifying us that we were not in compliance with the audit committee requirements as set forth in Rule 5605 and advising us that, consistent with NASDAQ Marketplace Rule 5605(c)(4)(A), NASDAQ will provide us the following cure period to regain compliance:
•	until the earlier of our next annual shareholders’ meeting on August 11, 2010; or
•	if the next annual shareholders’ meeting is held before February 8, 2010, no later than February 8, 2010.
Effective June 3, 2010, the Board of Directors elected Manuel E. Machado as a director. The Board of Directors also appointed Mr. Machado as a member of both the Audit Committee and Compensation Committee. The Board of Directors has determined that Mr. Machado is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2) and is qualified for service on the Company’s Audit Committee under NASDAQ Listing Rule 5605(c)(2). We notified NASDAQ on June 4, 2010 that our Board of Directors has determined that Mr. Machado is qualified for service on the Audit Committee of our Board of Directors under the Rule 5605(c)(2), and that our Board has appointed him to serve on the Audit Committee. As a result, on June 7, 2010, we received a letter from NASDAQ stating that we have regained compliance with the Rule 5605(c)(2), which requires each listed company to maintain an audit committee composed of at least three members who meet certain eligibility criteria.

Dividend Payment on the Series B Preferred Stock
Under the terms of our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share (the “Series B preferred stock”), the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share, payable quarterly.
In determining whether to declare and pay any prior or future cash dividends, our Board of Directors will consider management’s recommendation, our financial condition, as well as whether, under Delaware law, sufficient surplus or net profits exist to pay such dividends.
During the fiscal years 2010 and 2009, our Board of Directors, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements of the Company, it was not prudent to declare or pay the January 15, 2011, October 15, 2010, July 15, 2010, January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $14.5 million. Our Board of Directors has not yet determined whether to pay the scheduled April 15, 2011 dividend.
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
The following table sets forth certain statistical and demographic information relating to our radio markets:1

		Our Radio Markets
			2010
		2010	estimated	2010	2010 total
		estimated	% of total	estimated	estimated
		Hispanic	Hispanic	% of total	market radio	Number of
	Hispanic	population	population in	U.S. Hispanic	revenue	stations
Hispanic market rank (a)	market	(000)(a)	market (a)	population (a)	($mm)(b)	we operate

1	Los Angeles	8,107	44%	17%	$741	2
2	New York	4,588	21%	9%	615	2
*	Puerto Rico	3,792	100%	100%	72	11
3	Miami	2,033	45%	4%	249	4
4	Chicago	1,985	19%	4%	479	1
6	San Francisco	1,570	22%	3%	293	1

Total for our markets		22,075	33%	42%	$2,449	21

(a)	Sources: Synovate 2010 Diversity Markets Report; U.S. Census Bureau Population Estimates for Puerto Rico, February 2011.

(b)	Source: BIA Financial Network Inc.’s Investing in Radio, 2010 Market Report.

*	Puerto Rico is not ranked by the Synovate 2010 Diversity Markets Report.
Radio Station Portfolio
The following is a general description of each of our markets. The market revenue information is based on data provided by BIA Financial Network, Inc.’s 2010 Investing in Radio Market Report 4th Edition, Synovate 2010 Diversity Markets Report.
Los Angeles. The Los Angeles market is the largest radio market in terms of advertising revenue, which was projected to be approximately $741 million in 2010. As a result of the worldwide economic recession, the Los Angeles market experienced an annual radio revenue decrease of 20.9% between 2008 and 2009. Radio revenue in the Los Angeles market is expected to increase at an annual rate of 4.6% between 2009 and 2014.
New York. The New York market is the second largest radio market in terms of advertising revenue, which was projected to be approximately $615 million in 2010. As a result of the worldwide economic recession, the New York market experienced an annual radio revenue decrease of 16.5% between 2008 and 2009. Radio revenue in the New York market is expected to increase at an annual rate of 4.8% between 2009 and 2014.
Puerto Rico. The Puerto Rico market is the thirty third largest radio market in terms of advertising revenue, which was projected to be approximately $72 million in 2010. As a result of the worldwide economic recession, the Puerto Rico market experienced an annual radio revenue decrease of 23.0% between 2008 and 2009. Radio revenue in the Puerto Rico market is expected to increase at an annual rate of 3.2% between 2009 and 2014.
Miami. The Miami market is the twelfth largest radio market in terms of advertising revenue, which was projected to be approximately $249 million in 2010. As a result of the worldwide economic recession, the Miami market experienced an  _____  annual radio revenue decrease of 19.1% between 2008 and 2009. Radio revenue in the Miami market is expected to increase at an annual rate of 4.8% between 2009 and 2014.

[1]	NTD: Confirm numbers in table are correct, as estimated Hispanic population decreased in every market except New York.

Chicago. The Chicago market is the third largest radio market in terms of advertising revenue, which was projected to be approximately $479 million in 2010. As a result of the worldwide economic recession, the Chicago market experienced an annual radio revenue decrease of 14.1% between 2008 and 2009. Radio revenue in the Chicago market is expected to increase at an annual rate of 5.0% between 2009 and 2014.
San Francisco. The San Francisco market is the fifth largest radio market in terms of advertising revenue, which was projected to be approximately $293 million in 2010. As a result of the worldwide economic recession, the San Francisco market experienced an annual radio revenue decrease of 22.0% between 2008 and 2009. Radio revenue in the San Francisco market is expected to increase at an annual rate of 4.9% between 2009 and 2014.
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
•	Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata, and reggaeton music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic. Reggaeton is a modern rhythmic dance genre that incorporates certain elements of hip-hop music.
•	Regional Mexican. The Regional Mexican format consists of various types of music played in different regions of Mexico such as ranchera, norteña, banda and cumbia. Ranchera music, originating from Jalisco, Mexico, is a traditional folkloric sound commonly referred to as mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who live in country towns. Norteña means northern, and is representative of Northern Mexico. Featuring an accordion, norteña has a polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinalóa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.
•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as, international hits from Puerto Rico, Mexico, Latin America and Spain.
•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin and English classics, mainly from the 1960s, 1970s, and 1980s.
•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.
•	Latin Rhythmic. The Hispanic Urban (“Hurban”) format consists of “reggaeton” with a mix of pop and tropical mixes. “Reggaeton” is dance music that originated in Panama and Puerto Rico more than a decade ago and has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop.

The following table lists the programming formats of our radio stations and the target demographic group of each station.

Target buying
	FM		demographic
Market	station	Format	group by age

Los Angeles	KLAX	Regional Mexican	18-49
	KXOL	Latin Rhythmic	18-34

New York	WSKQ	Spanish Tropical	18-49
	WPAT	Spanish Adult Contemporary	25-54

Puerto Rio	WMEG	Top 40	18-34
	WEGM	Top 40	18-34
	WRXD	Spanish Tropical	25-54
	WIOA	Spanish Adult Contemporary	18-49
	WIOB	Spanish Adult Contemporary	18-49
	WIOC	Spanish Adult Contemporary	18-49
	WZNT	Spanish Tropical	18-49
	WZMT	Spanish Tropical	18-49
	WZET	Spanish Tropical	18-49
	WODA	Latin Rhythmic	18-34
	WNOD	Latin Rhythmic	18-34

Chicago	WLEY	Regional Mexican	18-49

Miami	WXDJ	Spanish Tropical	18-49
	WCMQ	Spanish Oldies	25-54
	WRMA	Spanish Adult Contemporary	18-49
	WRZA	Regional Mexican	18-49

San Francisco	KRZZ	Regional Mexican	18-49
On-Line Properties
As part of our media operating business, we also operate SBS Interactive Network including LaMusica.com, Mega.TV, and our radio station websites which are bilingual (Spanish-English) websites providing content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously streams our stations’ content, which has broadened our audience reach. In addition, we hope to generate revenue from our key broadcast programs, on-air personalities and brands, which are being developed for downloadable video, ring-tone and interactive content use through our network website, LaMusica.com. We are also developing content from our production of musical events to create opportunities to sell, market, and distribute this content through our websites and other media.
We believe that SBS Interactive Network, together with our broadcast portfolio, enables our audience to enjoy targeted and culturally specific entertainment options, such as concert listings, music reviews, local entertainment calendars, and interactive content on popular Latin artists and entertainers. At the same time, our online properties enable our advertisers to reach their targeted Hispanic consumers through an additional and dynamic medium.
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

The following table lists the distribution outlets of our MegaTV programming:

			Programming
Market	Station ID	Channel	type
Charleston, South Carolina	WHDC	40.2	Affiliation Agreement
Chicago, Illinois	WOCK	13	Local Marketing Agreement
Dallas, Texas	KODF	26	Affiliation Agreement
Fresno, California	KSDI	33.2	Affiliation Agreement
Miami, Florida	WSBS	22	Owned & Operated
New York, New York	WRNN	48.2	Local Marketing Agreement
Orlando, Florida	WHDO	38.2	Affiliation Agreement
Palm Springs, California	KPLS	19.2	Affiliation Agreement
Puerto Rico	WMEI	14.1	Programming Agreement
Salt Lake City, Utah	WKBTU	23	Affiliation Agreement
Tampa, Florida	WFHD	63.2	Affiliation Agreement
West Palm Beach, Florida	WBWP	57	Affiliation Agreement
DirecTV Más — Nationwide	Satellite	405	Affiliation Agreement
DirecTV — Puerto Rico	Satellite	169	Affiliation Agreement
AT&T U-Verse — Nationwide	ADS/Cable	3008	Affiliation Agreement
MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality-based shows. On the forefront of digital platforms, we were the first Spanish language programmer to broadcast in 100% native High Definition (HD), and today, only one of the first Spanish language programmers to launch content on Video On Demand, known as VOD.
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
Our television growth strategy is focused on expanding our MegaTV operations into U.S. Hispanic markets where we do not currently have television programming distribution outlets. We continue to target fast-growing and high-density U.S. Hispanic markets, including markets in Texas and California, where we can maximize our revenue through aggressive sales and programming efforts directed at U.S. Hispanic and general market advertisers.
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
Current trends in the media advertising market have changed the long-established model for categorizing advertising revenue. In the past, media advertising was usually classified into two categories—“national” or “local” spot sales. We have expanded the conventional model by offering “integrated sponsorship” opportunities, which are highly sought after and command a higher investment from agencies, in order to maximize our advertisers’ opportunities. We expect that our primary source of revenue from our broadcast stations will be generated from the sale of national, local and integrated sponsorship advertising. In addition, we are anticipating that the television, radio and internet offerings will generate more advertising opportunities by offering multi-media packages.

The broadcasting industry is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a station are based primarily on the station’s ability to attract an audience in a given market and on the attractiveness to advertisers of the station’s audience demographics, as well as the demand on available advertising inventory. Rates also vary depending upon a program’s popularity among the listeners/viewers an advertiser is seeking to attract and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning drive-time hours, which are the peak hours for radio audience listening. Television advertising rates are higher during prime time evening viewing periods. A broadcaster that has multiple stations in a market appeals to national advertisers because these advertisers can reach more listeners and viewers, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. We believe that we will be able to exploit our competitive advantages as new and existing advertisers recognize the increasing desirability of targeting the growing U.S. Hispanic population.
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
Competition
The success of our broadcast stations depends significantly upon their audience ratings and their share of the overall advertising revenue within their markets. The radio and television broadcasting industries are highly competitive businesses. Each of our radio stations compete with both Spanish-language and English-language radio stations in their market, as well as other media, such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, satellite radio, transit advertising and direct mail marketing. Our television operations compete for viewers and revenue with both Spanish-language and English-language television stations in our local markets, as well as nationally broadcast television operations, cable television, the Internet and other video media.

Several of the broadcast stations with which we compete are subsidiaries of larger national or regional companies that may have substantially greater financial resources than we do. Factors which are material to our competitive position include:
•	management experience;
•	talent and popularity of on-air personalities and television show hosts and actors;
•	audience ratings and our broadcast stations’ rank in their markets;
•	sales talent and experience;
•	signal strength and frequency; and
•	audience demographics, including the nature of the Spanish-language market targeted by a particular station.
Although the broadcast industry is highly competitive, some barriers to entry do exist. These barriers can be mitigated to some extent by changing existing broadcast station formats and programming and upgrading power, among other actions. The operation of a broadcast station requires a license or other authorization from the Federal Communications Commission (the “FCC”). The number of AM radio stations that can operate in a given market is limited by the availability of AM radio frequencies spectrum in a given market. The number of FM radio frequencies and television stations that can operate in a given market is limited by the availability of those allotted by the FCC to communities in such market. In addition, the FCC’s multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. However, in recent years, these rules have changed significantly. For a discussion of FCC regulation, see Federal Regulation of Radio and Television Broadcasting below.
The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by satellite. The FCC has licensed companies for the use of a new technology, satellite digital audio radio services (“SDARS”), to deliver audio programming. SDARS provides a medium for the delivery by satellite of multiple new audio programming formats to local and national audiences. Some radio broadcast stations, including ours, are presently utilizing digital technology on their existing frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low-cost neighborhood service on frequencies which would not interfere with existing stations.
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
Antitrust
We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. Since the passage of the Telecommunications Act of 1996, the Federal Trade Commission (the “FTC”) and the Department of Justice (the “DOJ”), the federal agencies responsible for enforcing the federal antitrust laws, have reviewed certain proposed acquisitions of broadcast stations and station networks. The DOJ can be particularly aggressive when the proposed buyer already owns one or more broadcast stations in the market of the station it is seeking to buy. The DOJ has challenged a number of broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. Additionally, the FTC has initiated a rule-making that proposes numerous changes to the information to be provided both as part of the premerger notification and in response to a request for additional information. As part of its scrutiny of station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements and other similar agreements customarily entered into in connection with station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), could violate the HSR Act. In connection with acquisitions, subject to the waiting period under the HSR Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.
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
The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
Broadcast		Date of	license	Operation
station	Market	acquisition	expiration	frequency	FCC class	HAAT	Power
						(In meters)	(In kilowatts)

KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2013	97.9 MHz	B	184	33.00
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2013	96.3 MHz	B	398	6.60
WSKQ-FM	New York, NY	1/26/1989	6/1/2006 (a)	97.9 MHz	B	415	6.00
WPAT-FM	New York, NY	3/25/1996	6/1/2014	93.1 MHz	B	433	5.40
WMEG-FM	Puerto Rico	5/13/1999	2/1/2012	106.9 MHz	B	594	25.00
WEGM-FM	Puerto Rico	1/14/2000	2/1/2012	95.1 MHz	B	600	25.00
WRXD-FM	Puerto Rico	12/1/1998	2/1/2012	96.5 MHz	B	852	11.50
WZET-FM	Puerto Rico	5/13/1999	2/1/2012	92.1 MHz	A	337	3.00
WIOA-FM	Puerto Rico	1/14/2000	2/1/2012	99.9 MHz	B	560	31.00
WIOB-FM	Puerto Rico	1/14/2000	2/1/2012	97.5 MHz	B	302	50.00
WIOC-FM	Puerto Rico	1/14/2000	2/1/2012	105.1 MHz	B	(61)	47.00
WZNT-FM	Puerto Rico	1/14/2000	2/1/2012	93.7 MHz	B	560	28.00
WZMT-FM	Puerto Rico	1/14/2000	2/1/2012	93.3 MHz	B1	(69)	14.50
WODA-FM	Puerto Rico	1/14/2000	2/1/2012	94.7 MHz	B	560	31.00
WNOD-FM	Puerto Rico	1/14/2000	2/1/2012	94.1 MHz	B	597	25.00
WLEY-FM	Chicago, IL	3/27/1997	12/1/2012	107.9 MHz	B	232	21.00
WXDJ-FM	Miami, FL	3/28/1997	2/1/2012	95.7 MHz	C2	167	40.00
WCMQ-FM	Miami, FL	12/22/1986	2/1/2012	92.3 MHz	C2	188	31.00
WRMA-FM	Miami, FL	3/28/1997	2/1/2012	106.7 MHz	CO	300	100.00
WRAZ-FM (b)	Miami, FL	1/1/2008	2/1/2012	106.3 MHz	C2	93	50.00
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2013	93.3 MHz	B	415	6.00
WSBS-DT	Miami, FL (c)	3/1/2006	2/1/2013	CH. 3	DTV	54	1.00
WSBS-CD	Miami, FL	3/1/2006	2/1/2013	CH. 50	CA	236	150.00

(a)	Application for renewal of license is pending. The FCC broadcasting license for WSKQ-FM expired on June 1, 2006. A petition to deny the application for renewal was filed by several parties who alleged, inter alia, that WSKQ-FM had broadcast indecent material during the license term. An opposition pleading was submitted to the Commission categorically stating that the allegations made did not raise sufficient questions to warrant non-renewal of the license. The application remains pending and the station continues to operate under its expired license until the FCC takes action on the renewal. In the great majority of cases, radio broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications.

(b)	WRAZ-FM is operated pursuant to a local marketing agreement with South Broadcasting System, Inc. See section entitled “Related Party Transactions”.

(c)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).

License Grant and Renewal. Generally, the FCC renews broadcast licenses without a hearing upon a finding that:
•	the station has served the public interest, convenience and necessity;
•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and
•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.
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

Multiple Ownership. The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in (i) broadcast stations above certain limits serving the same local market, and (ii) broadcast stations and a daily newspaper serving the same local market. In May 2010, the FCC released a Notice of Inquiry (“NOI”) as the initial step of its 2010 quadrennial review of its media ownership rules. The NOI solicited comments on a number of broad-based questions intended to define the analytical framework of the statutorily-mandated quadrennial review. We cannot predict the outcome of these proceedings or whether the FCC’s multiple ownership rules will be modified. The FCC’s multiple ownership rules are briefly summarized below.
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
For the purpose of radio ownership caps, the FCC defines a local radio market as the geographic market assigned by Arbitron®, the private audience measurement service for radio broadcasters. For non-Arbitron® markets, the FCC is conducting a rulemaking in order to define markets in a manner comparable to the Arbitron® method. In the interim, the FCC will apply a “modified contour approach” to non-Arbitron® markets. This modified approach will exclude any radio station whose transmitter site is more than 58 miles from the perimeter of the mutual overlap area.
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
Indecency and Profanity. Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. Several appeals of certain of the FCC’s recent indecency enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC’s indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. This decision is subject to rehearing and possible appeal to the Supreme Court. We cannot predict the outcome of these court proceedings or whether Congress will consider or adopt further legislation in this area.
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
Terrestrial Digital Radio. The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters, and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. Digital radio provides additional spectrum segmentation for enhanced data services and additional program streams to complement the existing programming service, which permits new business and multicasting opportunities for radio broadcasters. In January 2010, the FCC adopted procedures that allow FM radio stations to significantly increase their digital power levels above those originally permitted in order to improve the digital service these stations provide.
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
Cable and Satellite Carriage of Television Broadcast Stations. The Cable Television Consumer Protection and Competition Act of 1992 (the “Cable Act”) and implementing FCC regulations govern the retransmission of commercial television stations by cable television operators. Every three years, each station must elect, with respect to cable systems within its DMA, either “must carry” status, pursuant to which the cable system’s carriage of the station is mandatory, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. We have elected “must carry” with respect to our full power television station.
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
In June 2009, broadcast television transitioned from analog to digital. As a result of this transition, for a three-year period cable television systems are required to carry must-carry signals in an analog format or, in the case of all-digital cable systems, to provide equipment to down-convert must-carry digital signals for viewing on analog television sets. Cable television systems, with some exceptions, are also required to carry such stations’ high definition signals. DTH satellite carriers are also required, but over a four-year phase-in period, to carry the high definition signals of must-carry stations. Neither cable systems nor DTH satellite carriers are required to carry more than a station’s primary video programming channel. In December 2010, the FCC announced that it planned to launch a rulemaking reviewing the retransmission consent process and specifically the question of what constitutes good faith negotiation by broadcasters and multichannel video programming distributors. The rulemaking has not yet been released, and we cannot predict what impact, if any, the FCC’s proceeding will have on our negotiations with video programming distributors.

Digital Television Services. As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts. The transition to digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television, broadband data transmission and additional video streams. Our full-power television and Class A television stations have both completed construction of their DTV facilities and are currently broadcasting solely on their digital channels.
Children’s Television Programming. The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990. The rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger, and require stations to broadcast on their main program stream three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. FCC rules also impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children’s programming of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products.
Sponsorship Identification. Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of the airing. The FCC has initiated inquiries against several media companies, including the Company, concerning sponsorship identification practices with respect to the music recording industry. The FCC has also initiated inquiries against several dozen television stations seeking to determine whether their broadcast of “video news releases” (each, a “VNR”) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. The FCC also has under consideration rule-making proceedings concerning sponsorship identification issues, such as product placement. Whether any new regulations are ultimately adopted and, if so, the effect of such rules on our operations cannot currently be determined.
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
Management and Personnel
As of December 31, 2010, we had approximately 394 full-time employees and 103 part-time employees. None of our employees are represented by a labor organization or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.
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
The following information should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this report.
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
Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our Series B preferred stock. As of December 31, 2010, our ratio of total debt to last twelve months Consolidated EBITDA, as defined in our credit agreement governing our first lien credit facility term loan due June 2012 (the “First Lien Credit Facility”) was 8.1 to 1.0. Our substantial level of debt could have several important consequences to the holders of our securities, including the following:
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
For the year ended December 31, 2010, we had net cash interest expense of $10.8 million. During 2010, we paid dividends in cash to holders of the Series B preferred stock in an amount equal to $2.4 million. Since October 15, 2008, we have been required to pay dividends in cash on our Series B preferred stock. We did not make the cash dividend payments that would otherwise have been scheduled for July and October of 2009, January, July and October of 2010 and January of 2011. Our ability to make payments on and to refinance our debt, pay dividends in cash on our Series B preferred stock, repurchase our Series B preferred stock when, and if, we are required to do so and to fund necessary or desired capital expenditures and any future acquisitions, will depend on our ability to generate and maintain cash in the future. Further, our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.

Any acceleration of our debt or event of default would harm our business and financial condition.
If there were an event of default under our or our subsidiaries’ indebtedness, including the First Lien Credit Facility and our other existing debt instruments, the holders of the affected indebtedness could elect to declare all of that indebtedness to be due and payable immediately, which in turn could cause some or all of our or our subsidiaries’ other indebtedness to become due and payable. We cannot assure you that we or our subsidiaries would have sufficient funds available, or that we or our subsidiaries would have access to sufficient capital from other sources, to repay the accelerated debt. Even if we or our subsidiaries could obtain additional financing, we cannot assure you that the terms would be favorable to us. Under the terms of our First Lien Credit Facility and our other existing debt instruments, if the amounts outstanding under our indebtedness were accelerated, our lenders would have the right to foreclose on their liens on substantially all of our and our subsidiaries’ assets (with the exception of our FCC broadcasting licenses held by certain of our subsidiaries, because a grant of a security interest therein would be prohibited by law, and certain general intangibles and fixed assets under particular limited circumstances) and on the stock of our subsidiaries. As a result, any event of default under our material debt instruments could have a material adverse effect on our business and financial condition.
Despite our current significant level of debt, we and our subsidiaries may still be able to incur substantially more debt, which, if incurred, could further intensify the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of our First Lien Credit Facility and our other existing debt instruments restrict our ability to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If we or our subsidiaries incur additional debt, the related risks described above that we and our subsidiaries face could intensify.
The terms of our existing debt and our preferred stock impose or will impose restrictions on us that may adversely affect our business.
The terms of our Series B preferred stock, our Series C preferred stock (the Series C preferred stock, together with the Series B preferred stock, the “Preferred Stock”) and our First Lien Credit Facility contain covenants that, among other things, limit our ability to:
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
On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of the Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus all accumulated and unpaid dividends to the date of repurchase. In addition, if we experience certain kinds of changes of control as described in the certificate of designations creating the Series B preferred stock, subject to certain restrictions in our debt instruments, we will be required to make an offer to purchase the Series B preferred stock for cash at a purchase price of 101% of the liquidation preference thereof, plus accumulated dividends. The source of funds for any such repurchases would be our available cash, cash generated from operations or other sources, including borrowings, sales of equity or funds provided by a new controlling person or entity. We cannot assure you that we will have sufficient funds available to us on favorable terms, or at all, to repurchase all tendered Series B preferred stock, pursuant to these requirements. Our failure to offer to repurchase or to repurchase Series B preferred stock would result in a voting rights triggering event under the certificate of designations governing our Series B preferred stock, which permits the holders of Series B preferred stock to elect two members to the Company’s Board of Directors. Our First Lien Credit Facility currently limits our ability to purchase any of our Series B preferred stock. Prior to repurchasing our Series B preferred stock, on a change of control event, we must either repay outstanding debt under our First Lien Credit Facility or obtain the consent of the lenders under such facility. If we do not obtain the required consents or repay our outstanding debt under our First Lien Credit Facility, we would remain effectively prohibited from offering to repurchase our Series B preferred stock.
We may not have the funds or the ability to obtain additional financing for working capital, capital expenditures, any business strategy or other general corporate purposes.
We believe we have sufficient cash available to fund our operations and to support our acquisition business strategy. We may need additional financing due to future developments or changes in our business plan. We may need to rely on cash from operations to support our capital expenditures and acquisition business strategy. In addition, our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur.

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
Risks Related to our Business
If U.S. economic conditions deteriorate or do not improve, our results of operations may be adversely affected.
Revenue generated by our media broadcasting stations depends primarily upon the sale of advertising. Our operating results have been adversely affected by the recession and lack of a major recovery in the United States economy since advertising expenditures, which we believe to be largely a discretionary business expense, generally decrease as the economy slows down. As a result of the adverse impact on the general economic activity in the United States, advertising revenues have also declined due to advertising cancellations and delays or defaults in payment for advertising time. While the condition of the U.S. economy appears to be improving, if it does not continue to improve or it begins to deteriorate, our results of operations will be adversely affected.
Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A concentration of stations in any particular market intensifies our exposure to regional economic declines. We are particularly dependent on advertising revenue from the New York, Los Angeles and Miami markets, which accounted for more than 70% of our revenues for the year ended December 31, 2010. An economic decline in any of these markets could adversely impact our cash flow and results of operations.
In addition, some of our advertisers and clients could experience serious cash flow problems due to the economic downturn. As a result, they may attempt to increase their prices, pass through increased costs or alter payment terms. Our advertisers may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could have a material adverse affect on our business. While these difficult economic conditions appear to be improving, there is no guarantee that they will continue to improve in the future, and any continuation or worsening of the credit markets, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions on our results of operations. We have experienced a decline in the level of business activity of our advertisers which has and could continue to have an adverse effect on our revenues and profit margins.
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
The success of our stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in New York, Los Angeles, and Miami. Our broadcast stations compete in their respective markets for audiences and advertising revenues with other broadcast stations of all formats, as well as with other media, such as newspapers, magazines, television, satellite radio, cable services, outdoor advertising, the Internet and direct mail. In addition, a new electronic audience measurement technology, the Arbitron® Portable People Meter TM, was introduced in all of our radio markets, excluding Puerto Rico. We are monitoring the effects of this new ratings system on a continuous basis and are ascertaining the impact the Arbitron® Portable People Meter TM has had on ratings and advertising sales in the markets in which we operate. Our stations’ audience ratings, market shares and advertising revenues may decline and any adverse change in a particular market could have a material adverse effect on the financial condition of our business as a whole.
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
Our New York, Los Angeles and Miami markets accounted for more than 70% of our revenue for the fiscal year ended December 31, 2010. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenues or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial position and results of operations.
Since our revenues are concentrated in these markets, an economic downturn, increased competition, or another significant negative event in any of these markets could reduce our revenues and results of operations more dramatically than other companies that do not depend as much on these markets.
Cancellations or reductions in advertising could adversely affect our net revenues.
We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders. Cancellations, reductions or delays in purchases of advertising could adversely affect our net revenues, especially if we are unable to replace these purchases. Our expense levels are based, in part, on expected future net revenues and are relatively fixed once set. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our net revenues and operating income.
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
The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially impact our operations in specific geographic areas, as well as nationally, and it may decrease the use of and demand for advertising, which may decrease our revenues or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the U.S., contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies where we do business generally and specifically, as well as the market for advertising. In addition, natural disasters, such as hurricanes or earthquakes, could adversely impact any one or more of the markets where we do business.
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

The FCC’s National Broadband Plan may result in a loss of spectrum for our stations and potentially adversely impact our ability to compete.
In March 2010, the FCC delivered its National Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and reallocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions as well as proposals to enable TV stations to voluntarily combine operations on a single TV channel. Proposals to permit voluntary spectrum auctions would require Congressional action. At this time we cannot predict the timing or outcome of implementation of the Broadband Plan or its effect on our television stations.
The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operation.
We use studios, satellite systems, transmitter facilities and the Internet to originate and/or distribute our station programs and network programs and commercials to affiliates. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business and results of operations.
Proposed legislation requires radio broadcasters to pay royalties to record labels and recording artists.
Legislation was introduced in the last Congressional session that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The legislation failed to pass but is expected to be reintroduced in the next Congress. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. In addition, radio and recording industry representatives have entered into negotiations which may result in an agreement to resolve the performance fee issue. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial position.

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
As of December 31, 2010, we had approximately $346.6 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcasting licenses of $313.8 million on our consolidated balance sheets. These unamortized intangible assets represented approximately 73% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcasting licenses, cease to be amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcasting licenses exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.
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
Our Class A common stock has been publicly traded since November 1999. The market price for our Class A common stock has been subject to fluctuations since the date of our initial public offering. The stock market has from time to time experienced price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies. We believe that the principal factors that may cause price fluctuations in our shares of Class A common stock are, but not limited to:
•	fluctuations in our financial results;
•	general conditions or developments in the media broadcasting industry and other media, and the national and regional economies;
•	significant sales of our common stock into and/or in the marketplace;
•	significant decreases in our stations’ audience ratings;
•	inability to implement our expansion and operating strategy;
•	a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts’ expectations; and
•	developments in our relationships with our customers and suppliers.
We cannot assure you that the market price of our Class A common stock will not experience significant fluctuations in the future, including fluctuations that are adverse and unrelated to our operating performance.
The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.
Our Class A common stock is presently quoted on the NASDAQ Global Market. To maintain our listing on the NASDAQ Global Market, we must satisfy certain continued listing standards. On October 12, 2010, we received a written deficiency notice from The NASDAQ Stock Market advising us that the closing bid price of our Class A common stock for the previous 30 consecutive business days had been below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1).
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
We have undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404, and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report by our management to include in our annual report on Form 10-K regarding the effectiveness of our internal controls over financial reporting. This effort included documenting and testing our internal controls. As of December 31, 2010, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal controls over financial reporting are effective in any future period (or if our independent registered public accounting firm was unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse impact on our business and possibly, the price of our Class A common stock.
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
We may be influenced by the Chairman of our Board of Directors, Chief Executive Officer and President, whose interests may conflict with those of our other stockholders.
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
Each of our media segments requires offices, broadcasting studios, and transmission facilities to support our operations. Our corporate headquarters are located at 2601 South Bayshore Drive, Coconut Grove, Florida, where we rented executive offices in space formerly indirectly owned by Raúl Alarcón, Jr. The lease expires in 2015, with the right to renew for two consecutive five-year terms thereafter. In January 2011, Raúl Alarcón, Jr. sold the leased space to Agave Acquisitions, LLC and transferred all of its rights and obligations.

As of December 31, 2010, the principal buildings owned or leased by us and used primarily by our radio and television segments are described below:

	Aggregate size
	of property in		Lease
	square feet	Owned or	expiration
Location	(approximate)(1)	leased	date

New York, NY (2)	12,100	Owned	N/A
Los Angeles, CA (3)	40,000	Owned	N/A
Miami, FL (4)	12,100	Leased	2012
Miami, FL (5)	70,000	Owned	N/A
Miami, FL (6)	15,000	Leased	2015
Guaynabo, PR (7)	29,000	Owned	N/A

(1)	Excludes properties less than 12,000 square feet.

(2)	Facility used for the offices and studios for our New York radio stations and certain internet and television operations.

(3)	Facility used for the offices and studios for our Los Angeles radio stations and certain internet and television operations.

(4)	Facility was used for the offices and studios of the Miami radio stations.

(5)	Facility is used as the principal site for our television, internet and Miami radio studios production, operation, and sales offices.

(6)	Building includes corporate offices and sales space.

(7)	Facility is used for the offices, operations and studios of the Puerto Rico broadcast stations.
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
We recently completed a transmitter move in San Francisco from San Leandro to San Bruno for KRZZ. This transmitter move has resulted in improved coverage.
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
We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control, and production facilities located in Miami, New York, Los Angeles and Puerto Rico. We lease a combined studio and tower site in Key West, Florida for WSBS-TV and a transmitter site for WSBS-CA, in Pembroke Park.

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
Wolf, et al., Litigation
On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York (the “Southern District of New York”) and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering, which closed on November 2, 1999 (the “IPO”). The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our IPO, two members of our senior management team, one of whom is the Chairman of our Board of Directors, and an additional director (collectively, the “Individual Defendants”). The complaint was never served upon the Individual Defendants.
This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriters allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the Southern District of New York. The issuer defendants in the consolidated cases (collectively, the “Issuer Defendants”) filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants and issues common among all underwriter defendants (collectively, the “Underwriter Defendants”) in the consolidated cases. As a result of these motions, the Individual Defendants were dismissed from one of the claims against them, specifically the Section 10b-5 claim. On September 21, 2007, Kaye Scholer LLP, on behalf of the Individual Defendants, executed a tolling agreement with plaintiffs providing for the dismissal without prejudice of all claims against the Individual Defendants upon the provision to plaintiffs of documentation showing that SBS has entity coverage for the period in question. Documentation of such coverage was subsequently provided to plaintiffs on December 19, 2007.
On October 13, 2004, the Southern District of New York granted plaintiffs’ motion for class certification in six “focus cases” out of the more than 300 consolidated class actions. The Company was not named in any of the six “focus cases.” On August 31, 2005, the Southern District of New York issued an order of preliminary approval of a settlement proposal among the investors in the plaintiff class, the Issuer Defendants (including us) and the Issuer Defendants’ insurance carriers (the “Issuers Settlement”). The principal components of the Issuers Settlement were: (1) a release of all claims against the Issuer Defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; (2) the assignment to the plaintiffs of certain of the Issuer Defendants’ potential claims against the Underwriters; and (3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs from the Underwriter Defendants. The payments were to be charged to each Issuer Defendant’s insurance policy on a pro rata basis. The plaintiffs appealed the Issuers Settlement to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).
On December 5, 2006, the Second Circuit reversed the order, holding that plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On June 25, 2007, in light of the Second Circuit’s reversal of the class certification order and its subsequent denial of plaintiffs’ petition for a rehearing or rehearing en banc, the Southern District of New York entered a stipulation between plaintiffs and the Issuer Defendants, terminating the proposed Issuers Settlement which the Southern District of New York had preliminarily approved on August 31, 2005.

On August 14, 2007, plaintiffs filed amended complaints in the six “focus cases” and amended master allegations in the consolidated actions. On November 13, 2007, the Underwriter Defendants and Issuer Defendants moved to dismiss the amended complaints in the six “focus cases.” On March 26, 2008, the Southern District of New York granted in part the motion as to a subset of plaintiffs’ Section 11 claims (alleging civil liabilities on account of false registration statements), but denied the motion as to plaintiffs’ other claims.
On September 27, 2007, plaintiffs filed a renewed motion for class certification with respect to the six focus cases, based on newly proposed class definitions. On October 10, 2008, at plaintiffs’ request, the Southern District of New York ordered the withdrawal without prejudice of plaintiffs’ renewed motion, which had been fully briefed and was sub judice.
On January 7, 2008, the Underwriter Defendants filed a motion (in which the Issuer Defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against the Company, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion. On May 13, 2008, the Southern District of New York issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the Section 10b-5 claim against SBS. The order also requires plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, the Underwriter Defendants and the Issuer Defendants may seek clarification of the Southern District of New York’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including the SBS action, as well as the status of the Section 11-related class allegations.
On June 11, 2009, pursuant to a motion filed on April 2, 2009, the Southern District of New York issued a preliminary order of approval of a settlement of all of the consolidated cases, including the case against SBS. On September 19, 2009, the Southern District of New York conducted a hearing regarding the final approval of the settlement of all consolidated cases and, on October 5, 2009, issued an opinion finally approving the settlement. The settlement, which is subject to appeal, will result in a release of all claims against the Underwriter Defendants and the Issuer Defendants, and their officers and directors, in exchange for an aggregate sum of approximately $600 million (the “Settlement Amount”) to be paid into a settlement fund for the benefit of the class plaintiffs. The Company’s and the Individual Defendants’ share of the Settlement Amount would be fully funded by insurance.
On October 23, 2009, several objecting members of the class (the “Objectors”) filed a petition for leave in the Second Circuit to appeal the Southern District of New York’s class definition for purposes of the October 5, 2009 settlement (the “Objectors’ petition”). Several Objectors have also filed notices of appeal in the Second Circuit from the Southern District of New York’s order approving the settlement. On October 29, 2009 plaintiffs filed an answer in opposition to the Objectors’ petition. On November 2, 2009, the Underwriter Defendants filed a response to the Objectors’ petition, taking no position on the petition, but noting that the classes were approved for settlement purposes only and reserving the right to oppose class certification in the event the settlement is not finally approved. The Issuer Defendants have not taken a position on the appeals.
On October 7, 2010, all but two of the Objectors entered into a stipulation with plaintiffs withdrawing their appeals with prejudice. The two remaining Objectors have since submitted briefs to the Second Circuit in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice one of the remaining Objectors’ appeals based on alleged violations of the Second Circuit’s rules. The motion is fully briefed and is sub judice. The deadline for filing answering briefs regarding the remaining Objectors’ appeals is stayed pending determination of the motion to dismiss.

Item 4.	[Removed and reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Market Information

Our Class A common stock is traded on the NASDAQ Global Market under the symbol “SBSA”. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Global Market.

	2010		2009
	High	Low	High	Low

First quarter	$1.04	0.60	0.28	0.08
Second quarter	2.20	0.73	0.39	0.12
Third quarter	1.30	0.70	0.61	0.16
Fourth quarter	0.88	0.68	1.04	0.41
(b)	Record Holders

As of March 16, 2011, there were approximately 117 record holders of our Class A common stock, four record holders of our Class B common stock and one record holder of our Class C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Class C preferred stock. However, the Class B common stock is convertible to our Class A common stock on a share-for-share basis, and each share of the Class C preferred stock is convertible into 20 shares of Class A common stock.

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

Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. After October 15, 2008, we have been required to pay the dividends on our Series B preferred stock in cash. On January 15, 2009, April 15, 2009 and April 15, 2010, the dividends were paid in cash.

Under management’s recommendation, our Board of Directors determined that based on, among other things, the then current economic environment and future cash requirements of the Company, it would not be prudent to declare or pay the July 15, 2009, October 15, 2009, January 15, 2010, July 15, 2010, October 15, 2010 and January 15, 2011 cash dividends in the aggregate amount of approximately $14.5 million. Our Board of Directors has not yet determined whether to pay the scheduled April 15, 2011 dividend.

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

Information called for by Item 5 is set forth under the heading “Directors, Executive Officers and Corporate Governance” in Item 10 of this annual report and in our proxy statement relating to the 2011 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

(e)	Recent Sales of Unregistered Securities
We have not made any sales of unregistered securities for the period covered by this annual report on Form 10-K.
(f)	Issuer Purchases of Equity Securities
We did not repurchase any of our outstanding equity securities for the period covered by this annual report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own and/or operate 21 radio stations in markets that reach approximately 42% of the Hispanic population in the U.S., including Puerto Rico. In addition, we own and operate two television stations and have various affiliation, distribution and/or programming agreements, which allow us to reach approximately 5.6 million Hispanic households throughout the U.S., including Puerto Rico.
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

Fiscal Year Ended 2010 Compared to Fiscal Year Ended 2009
The following summary table presents separate financial data for each of our operating segments (in thousands).

	2010	2009
	(In thousands)
Net revenue
Radio	$119,533	123,602
Television	16,589	15,787

Consolidated	$136,122	139,389

Engineering and programming expenses:
Radio	$22,791	27,435
Television	17,170	13,944

Consolidated	$39,961	41,379

Selling, general, and administrative:
Radio	$41,281	41,766
Television	7,706	8,263

Consolidated	$48,987	50,029

Corporate expenses	$8,178	9,686

Depreciation and amortization:
Radio	$2,646	3,111
Television	2,248	2,202
Corporate	916	949

Consolidated	$5,810	6,262

Loss (gain) on sale of assets, net:
Radio	$202	(7)
Television	8	15
Corporate	—	(22)

Consolidated	$210	(14)

Impairment of assets and restructuring costs:
Radio	$—	14,188
Television	43	7,405
Corporate	2,981	48

Consolidated	$3,024	21,641

Operating (loss) income:
Radio	$52,613	37,109
Television	(10,586)	(16,042)
Corporate	(12,075)	(10,661)

Consolidated	$29,952	10,406

The following summary table presents a comparison of our operating results of operations for the fiscal years ended December 31, 2010 and 2009. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	2010	2009
	(In thousands)

Net revenue	$136,122	139,389

Engineering and programming expenses	39,961	41,379
Selling, general, and administrative expenses	48,987	50,029
Corporate expenses	8,178	9,686
Depreciation and amortization	5,810	6,262
Loss (gain) on disposal of assets, net	210	(14)
Impairment of assets and restructuring costs	3,024	21,641

Operating income	29,952	10,406

Interest expense, net	(13,797)	(26,869)
Change in fair value of derivative instrument	5,863	5,790
Other (expense) income, net	—	(414)
Income tax expense	6,976	2,691

Net income (loss)	$15,042	(13,778)

Net Revenue
The decrease in our consolidated net revenue of $3.3 million or 2% was due to decreases in our radio segment net revenues. Our radio segment net revenue decreased $4.1 million or 3%, primarily within national sales, offset by an increase in special events. The decrease in national sales occurred in all of our markets, with the exception of our San Francisco and Puerto Rico markets. The increase in special events occurred in our Puerto Rico market. Our television segment net revenue increased $0.8 million or 5%, primarily due to an increase in local spot sales and integrated sales, offset by a decrease in paid programming.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $1.4 million or 3% was due to the decrease in our radio segment expenses. Our radio segment expenses decreased $4.6 million or 17%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees. Our television segment expenses increased $3.2 million or 23%, primarily due to an increase in broadcasting rights fees for our new Puerto Rico, New York and Chicago outlets, offset by a decrease in acquired and original produced programming content.
Selling, General, and Administrative Expenses
The decrease in our consolidated selling, general and administrative expenses of $1.0 million or 2% was due to the decreases in our radio and television segment expenses. Our radio segment expenses decreased $0.5 million or 1%, primarily due to decreases in rating services, facilities expense, professional fees and compensation and benefits for our selling, general and administrative personnel resulting from headcount reductions, offset by increases in special event expenses and legal settlements. Our television segment expenses decreased $0.5 million or 7%, primarily due to a decrease in facilities expenses, barter expenses and compensation and benefits for our selling, general and administrative personnel resulting from headcount reductions.

Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel due to headcount reductions, building rent, professional fees and insurance.
Impairment of Assets and Restructuring Costs
The 2010 impairment charges and restructuring costs are related to impairment charges recognized on the sublease of office space and its related property and equipment. The property and equipment impairment charge was mainly related to leasehold improvements and furniture and fixtures.
The 2009 impairment charges and restructuring costs were due to impairment charges on some of our FCC broadcasting licenses of approximately $18.6 million and restructuring costs related to the termination of various programming contracts and personnel and a loss on a sublease of office space and its related property and equipment totaling approximately $3.0 million. The property and equipment impairment charge was mainly related to leasehold improvements and furniture and fixtures.
Operating Income
The increase in operating income was mainly due to the decrease in the impairment charges and restructuring costs. Also contributing to the increase in operating income was a decrease in our operating expenses, offset by a decrease in our net revenue.
Interest Expense, Net
In 2008, the counterparty to an interest rate swap related to the First Lien Credit Facility, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement, resulting in a decrease in interest expense. In addition, under this swap agreement, we were paying a fixed interest rate of 5.98%. We are currently paying interest at a floating rate equal to three-month LIBOR plus 175 basis points, resulting in a decrease in interest expense.
Interest expense also decreased due to the decrease in the reclassification of Accumulated Other Comprehensive Loss into earnings (interest expense) as a result of this cash flow hedge no longer qualifying for hedge accounting in 2008. During fiscal years 2010 and 2009, $1.9 million and $5.4 million were reclassified and recorded as interest expense.
Change in Fair Value of Derivative Instrument
The change in fair value of a derivative instrument is related to the aforementioned cash flow hedge that no longer qualified for hedge accounting. The change in fair value from December 31, 2009 to December 31, 2010 impacted our earnings by $5.9 million for the fiscal year 2010.
Income Tax Expense
The income tax expense of $7.0 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income (Loss)
The increase in net income was mainly due to the decreases in our operating expenses, interest expense, impairment charges and restructuring costs, partially offset by the decreases in net revenue and increase income tax expense.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($55.1 million as of December 31, 2010) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior credit facility term loan. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and consolidations and mergers, among other things.

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period, including, among other things, required quarterly interest and principal payments pursuant to the First Lien Credit Facility due June 10, 2012 and capital expenditures, excluding the acquisitions of major FCC broadcasting licenses. We are seeking refinancing of our First Lien Credit Facility and believe that we will be able to do so on terms that are satisfactory to us. We expect to complete this process no later than April 2012. No assurance can be given that we will successfully refinance the First Lien Credit Facility before it becomes due and we lack sufficient existing capital resources to repay it.
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
The following summary table presents a comparison of our capital resources for the fiscal years ended December 31, 2010 and 2009, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and notes.

	2010	2009	Change
	(in thousands)
Capital expenditures:
Radio	$753	525	228
Television	452	380	72
Corporate	332	49	283

Consolidated	$1,537	954	583

Net cash flows provided by operating activities	$24,284	30,084	(5,800)
Net cash flows used in investing activities	(1,537)	(705)	(832)
Net cash flows used in financing activities	(21,187)	(8,651)	(12,536)

Net increase in cash and cash equivalents	$1,560	20,728	(19,168)

Capital Expenditures
The increase in our capital expenditures is related to the relocation of a radio transmitter site in the San Francisco market and consolidation of our corporate office space.
Net Cash Flows Provided by Operating Activities
The decrease in our net cash flows from operating activities was primarily a result of the decrease in sales and an increase in cash paid to vendors, including interest.
Net Cash Flows Used in Investing Activities
The decrease in our net cash flows from investing activities was a result of the increase in our capital expenditures.
Net Cash Flows Used in Financing Activities
Changes in our net cash flows from financing activities were primarily a result of the $15.0 million repayment of the Senior Credit Facility Revolver, offset by a decrease of $2.5 million related to cash dividends paid on our Series B preferred stock.
Recent Developments
Engagement Letter
On January 21, 2011, we entered into the Engagement Letter with Lazard, to act as our investment banker in connection with exploring potential strategic transactions, including the refinancing of our existing First Lien Credit Facility due 2012. The term of the Engagement Letter is from the date thereof until it expires or is earlier terminated pursuant to the terms thereof. Pursuant to the terms of the Engagement Letter, Lazard will be entitled to certain fees upon the consummation of certain strategic transactions, as well as other fees in connection with services rendered under the Engagement Letter and reimbursement for expenses incurred in connection with its performance thereunder.
NASDAQ Delisting Letter
On October 12, 2010, we received the Notice from NASDAQ, advising us that the closing bid price of our Class A common stock for the previous 30 consecutive business days had been below the Minimum Bid Price Requirement required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1).
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
NASDAQ Audit Committee Compliance Letter
On August 14, 2009, we notified NASDAQ that due to the vacancy in our Audit Committee created by Antonio Fernandez’ voluntary resignation as a member of the Board of Directors, we were no longer in compliance with NASDAQ Marketplace Rule 5605, which requires that the Audit Committee be comprised of at least three members, each of whom is independent.

As a result, on August 27, 2009, we received a letter from NASDAQ notifying us that we were not in compliance with the audit committee requirements as set forth in Rule 5605 and advising us that, consistent with NASDAQ Marketplace Rule 5605(c)(4)(A), NASDAQ will provide us the following cure period to regain compliance:
•	until the earlier of our next annual shareholders’ meeting on August 11, 2010; or

•	if the next annual shareholders’ meeting is held before February 8, 2010, no later than February 8, 2010.
Effective June 3, 2010, the Board of Directors elected Manuel E. Machado as a director. The Board of Directors also appointed Mr. Machado as a member of both the Audit Committee and Compensation Committee. The Board of Directors has determined that Mr. Machado is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2) and is qualified for service on the Company’s Audit Committee under NASDAQ Listing Rule 5605(c)(2). We notified NASDAQ on June 4, 2010 that our Board of Directors has determined that Mr. Machado is qualified for service on the Audit Committee of our Board of Directors under the Rule 5605(c)(2), and that our Board has appointed him to serve on the Audit Committee. As a result, on June 7, 2010, we received a letter from NASDAQ stating that we have regained compliance with the Rule 5605(c)(2), which requires each listed company to maintain an audit committee composed of at least three members who meet certain eligibility criteria.
Dividend Payment on the Series B Preferred Stock
Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share, payable quarterly.
In determining whether to declare and pay any prior or future cash dividends, our Board of Directors will consider management’s recommendation, our financial condition, as well as whether, under Delaware law, sufficient surplus or net profits exist to pay such dividends.
During the fiscal years 2010 and 2009, our Board of Directors, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements of the Company, it was not prudent to declare or pay the January 15, 2011, October 15, 2010, July 15, 2010, January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $14.5 million. Our Board of Directors has not yet determined whether to pay the scheduled April 15, 2011 dividend.
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
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimates. The following accounting policies require significant management judgments, assumptions and estimates.

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
In accordance with FASB ASC Topic 350, Intangibles- Goodwill and Other (“ASC 350”), we do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of FASB ASC Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization, to certain of our FCC broadcasting licenses, if their market operations are consolidated.
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
The key assumptions incorporated in the discounted cash flow model are market revenue projections, market revenue share projections, anticipated operating profit margins and risk adjusted discount rates. These assumptions vary based on the market size, type of broadcast of signal, media competition and audience share. These assumptions primarily reflect industry norms for similar stations/broadcast signals, as well as historical performance and trends of the markets. In the preparation of the FCC broadcasting license appraisals, estimates and assumptions are made that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results and could have a material impact on our financial statements in the future.
The key assumptions for the respective markets are further described as follows:
Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Fiscal year 2011 total market revenues were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.
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
Risk Adjusted Discount Rates. Discount rates of 10.5% for radio licenses and 11.5% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of December 31, 2010. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.
These key assumptions are subject to such factors as: overall advertising demand, station listenership and viewership, audience tastes, technology, fluctuation in preferred advertising media and the estimated cost of capital. Since a number of factors may influence the determination of the fair value of our FCC broadcasting licenses, we are unable to predict whether impairments will occur in the future. Any significant change in these factors will result in a modification of the key assumptions, which may result in an impairment.
For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $13.1 million.
As of December 31, 2010, the percentage by which the fair value of our FCC broadcasting licenses exceeded (or equaled) their carrying values were as follows:

Market 1	8%
Market 2	33%
Market 3	10%
Market 4	36%
Market 5	3%
Market 6	7%
Market 7	9%
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. ASC 350 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under ASC 350: Radio and Television. We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics, including consideration of the requirements in FASB ASC 280, Segment Reporting, as required by ASC 350. Our evaluation included consideration of factors such as regulatory environment, business model, gross margins, nature of services and the process for delivering these services.
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

During the years ended December 31, 2010 and 2009, we performed at least an annual impairment review of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we have not performed a step-two impairment test. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) our recent NASDAQ delisting notice; (2) limited trading volume; (3) the impact of our television segment operating losses; and (4) the significant voting control of our Chairman and CEO.
Accounting for Income Taxes
The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheet. FASB ASC 740, Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles — Goodwill and Other, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.
Valuation of Accounts Receivable
We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. Changes in the creditworthiness of customers, general economic conditions and other factors may impact the level of future write-offs.
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

New Accounting Standards
In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-28 on its consolidated financial statements and has preliminarily concluded that it will not have a material impact.
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for each of our fiscal years ended December 31, 2010 and 2009, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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
Conclusion Regarding the Effectiveness of Disclosure Control and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods. As of December 31, 2010, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective due to the material weakness in internal controls over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
As members of management of the Company, we are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed, under our supervision, and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, (i) accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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
Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of our assessment, management concluded, as a result of the material weakness in internal control over financial reporting discussed below, that our disclosure controls and procedures were not fully effective as of December 31, 2010. However, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented as noted in the unqualified audit opinion.
Management concluded that the Company’s design of internal controls over the independent review, validation and approval of reimbursable expenses were not fully effective, which constituted a material weakness in internal control over financial reporting. Management is in the process of reviewing and, as necessary, revising its policies and procedures with respect to controls over the review and validation of reimbursable expenses to ensure that all reasonable steps will be taken to correct the material weakness. As part of this process, management expects to add additional review and approval controls. The deficiencies will not be considered remediated until the new internal controls are operational for a period of time and tested, and management concludes that the controls are operating effectively.
Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act exempted small reporting companies from the independent registered public accounting firm’s attestation requirement found in Item 308 of Regulation S-X.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2010, other than the material weakness described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information called for by Item 10 is set forth in our proxy statement relating to the 2011 Annual Meeting of Stockholders, which information is incorporated herein by this reference.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our employees, officers and directors and is publicly available on our Internet website at www.spanishbroadcasting.com. If we make substantive amendments to this Code of Ethics or grant any waiver from its provisions to our principal executive, financial or accounting officers, or persons performing similar functions, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.
Board of Directors Nominating Procedure
There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors for the fiscal year ended December 31, 2010.

Item 11.	Executive Compensation
Information called for by Item 11 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information called for by Item 12 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information called for by Item 13 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services
Information called for by Item 14 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

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
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
March 31, 2011
Miami, Florida
Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIAIRIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except share data)

	2010	2009

Assets
Current assets:
Cash and cash equivalents	$55,140	53,580
Receivables:
Trade	26,473	25,649
Barter	500	398

	26,973	26,047
Less allowance for doubtful accounts	813	1,247

Net receivables	26,160	24,800
Prepaid expenses and other current assets	3,219	3,439

Total current assets	84,519	81,819
Property and equipment, net	40,006	45,365
FCC broadcasting licenses	312,623	312,623
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $250 in 2010 and $214 in 2009	1,184	1,220
Deferred financing costs, net of accumulated amortization of $6,088 in 2010 and $5,028 in 2009	1,514	2,574
Other assets	2,167	2,386

Total assets	$474,819	478,793

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	17,980	18,211
Accrued interest	4,057	5,608
Unearned revenue	745	570
Other liabilities	750	602
Derivative instruments	—	5,863
Senior credit facility revolver due 2010	—	15,000
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	416	447
Series B cumulative exchangeable redeemable preferred stock dividends payable	14,478	7,032

Total current liabilities	41,676	56,583

Other liabilities, less current portion	985	405
Derivative instruments	829	612
Senior credit facility term loan due 2012, less current portion	303,063	306,313
Other long-term debt, less current portion	6,180	6,605
Deferred income taxes	78,247	71,408

Total liabilities	430,980	441,926

Commitments and contingencies (notes 11, 13, and 15)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at December 31, 2010 and 2009, respectively	92,349	92,349

Stockholder’s deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	4	4
Class A common stock, 0.0001 par value. Authorized 100,000,000 shares; 41,639,805 and 41,542,513 shares issued and outstanding at December 31, 2010 and 2009, respectively	4	4
Class B common stock, 0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	525,199	525,026
Accumulated other comprehensive loss	(829)	(2,513)
Accumulated deficit	(572,890)	(578,005)

Total stockholder’s deficit	(48,510)	(55,482)

Total liabilities and stockholder’s deficit	$474,819	478,793

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIAIRIES
Consolidated Statements of Operations
December 31, 2010 and 2009
(In thousands, except per share data)

	2010	2009

Net revenue	$136,122	139,389

Operating expenses:
Engineering and programming	39,961	41,379
Selling, general and administrative	48,987	50,029
Corporate expenses	8,178	9,686
Depreciation and amortization	5,810	6,262

Total operating expenses	102,936	107,356
(Loss) gain on the sale of assets, net of disposal costs	210	(14)
Impairment charges and restructuring costs	3,024	21,641

Operating income	29,952	10,406

Other (expense) income:
Interest expense	(13,821)	(26,900)
Interest income	24	31
Change in fair value of derivative instrument	5,863	5,790
Other, net	—	(414)

Income (loss) before income taxes	22,018	(11,087)
Income tax expense	6,976	2,691

Net income (loss)	15,042	(13,778)
Dividends on Series B preferred stock	(9,927)	(9,927)

Net income (loss) available to common stockholders	$5,115	(23,705)

Basic and diluted net income (loss) per common share	$0.07	(0.33)
Weighted average common shares outstanding:
Basic	72,614	72,517
Diluted	72,816	72,517
See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss
December 31, 2010 and 2009
(In thousands, except share data)

	Class C preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
Balance at December 31, 2008	380,000	$4	41,445,222	$4	23,403,500	$2	524,722	(8,187)	(554,300)	(37,755)
Issuance of Class A common stock from vesting of restricted stock	—	—	97,291	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	304	—	—	304
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,927)	(9,927)
Comprehensive loss:	—	—	—	—	—	—	—	—	(13,778)	(13,778)
Net loss	—	—	—	—	—	—	—	5,398	—	5,398
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	276	—	276

Unrealized gain on derivative instrument										(8,104)

Comprehensive loss	380,000	4	41,542,513	4	23,403,500	2	525,026	(2,513)	(578,005)	(55,482)
Balance at December 31, 2009	—	—	97,292	—	—	—	—	—	—	—
Issuance of Class A common stock from vesting of restricted stock	—	—	—	—	—	—	173	—	—	173
Stock-based compensation	—	—	—	—	—	—	—	—	(9,927)	(9,927)
Series B preferred stock dividends
Comprehensive income	—	—	—	—	—	—	—	—	15,042	15,042
Net income	—	—	—	—	—	—	—	1,901	—	1,901
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	(217)	—	(217)

Unrealized loss on derivative instrument										16,726

Comprehensive income	380,000	$4	41,639,805	$4	23,403,500	$2	525,199	(829)	(572,890)	(48,510)

Balance at December 31, 2010
See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
December 31, 2010 and 2009
(In thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$15,042	(13,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on the sale of assets	210	(14)
Impairment of assets	3,024	20,023
Stock-based compensation	173	304
Depreciation and amortization	5,810	6,263
Net barter income	(189)	(368)
Provision for trade doubtful accounts	512	379
Amortization of deferred financing costs	1,060	1,072
Deferred income taxes	6,839	3,326
Unearned revenue-barter	263	184
Change in fair value of derivative instrument, net of amortization	(3,962)	(392)
Changes in operating assets and liabilities:
Trade receivables	(1,771)	2,627
Prepaid expenses and other current assets	220	987
Other assets	219	680
Accounts payable and accrued expenses	(635)	2,899
Accrued interest	(1,551)	5,122
Other liabilities	(980)	770

Net cash provided by operations	24,284	30,084

Cash flows from investing activities:
Purchases of property and equipment	(1,537)	(954)
Proceeds from the sale of property and equipment and insurance recoveries	—	249

Net cash used in investing activities	(1,537)	(705)

Cash flows from financing activities:
Payments of senior credit facility revolver due 2010	(15,000)	—
Payment of senior credit facility term loan 2012	(3,250)	(3,250)
Payment of Series B preferred stock cash dividends	(2,481)	(4,963)
Payments of other long-term debt	(456)	(438)

Net cash used in financing activities	(21,187)	(8,651)

Net increase in cash and cash equivalents	1,560	20,728
Cash and cash equivalents at beginning of year	53,580	32,852

Cash and cash equivalents at end of year	$55,140	53,580

Supplemental cash flows information:
Interest paid	$10,379	15,298
Income tax paid, net	$20	29
Noncash investing and financing activities:
Unrealized (loss) gain on derivative instruments	$(217)	276
Accrual of Series B preferred stock cash dividends not declared	$7,446	7,032
See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(1)	Organization and Nature of Business
Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries owns and/or operates 21 radio stations in the Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco markets. In addition, we own and operate two television stations, which operate as one television operation, branded as “MegaTV.” We also have various MegaTV broadcasting outlets under affiliation or programming agreements. As part of our operating business, we operate LaMusica.com, Mega.tv, and our radio station websites, which are bilingual Spanish-English websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the U.S., including Puerto Rico.

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

The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the Federal Communications Commission for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties we may acquire.
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

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2010 and 2009, we incurred bad debt expense of $0.5 million and $0.4 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009
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

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.

We do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of FASB ASC Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization, to certain of our FCC broadcasting licenses, if their market operations are consolidated.

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

The key assumptions incorporated in the discounted cash flow model are market revenue projections, market revenue share projections, anticipated operating profit margins and risk adjusted discount rates. These assumptions vary based on the market size, type of broadcast of signal, media competition and audience share. These assumptions primarily reflect industry norms for similar stations/broadcast signals, as well as historical performance and trends of the markets. In the preparation of the FCC broadcasting license appraisals, estimates and assumptions are made that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results and could have a material impact on our financial statements in the future.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We test goodwill for impairment at least annually at the reporting unit level. We have determined that we have two reporting, Radio and Television. We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics. Our evaluation included consideration of factors, such as regulatory environment, business model, gross margins, nature of services and the process for delivering these services.

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

During the years-ended December 31, 2010 and 2009, we performed at least an annual impairment review of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we have not performed a step-two impairment test. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: our recent NASDAQ delisting notice; limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and CEO.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(h)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable tower leases acquired. Gross other intangible assets total $1.4 million. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $36 thousand for the fiscal years ended December 31, 2010 and 2009, respectively. Estimated amortization expense for the five years subsequent to December 31, 2010 is as follows (in thousands):

Fiscal year ending December 31:
2011	$36
2012	36
2013	36
2014	36
2015	36
(i)	Deferred Financing Costs

Deferred financing costs relate to the refinancing of our debt in June 2005 (see note 7). Deferred financing costs are being amortized to interest expense using the effective interest method.

(j)	Barter Transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $5.1 million and $5.3 million for the fiscal years ended December 31, 2010 and 2009, respectively. Barter expense amounted to $4.9 million and $5.0 million for the fiscal years ended December 31, 2010 and 2009, respectively.

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

We file a consolidated federal and combined state and local income tax return for substantially all of our domestic operations. We are also subject to foreign taxes on our Puerto Rico operations. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively (see note 12).

(m)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.1 million and $0.3 million in fiscal years ended December 31, 2010 and 2009, respectively.

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions, include the useful lives of fixed assets; allowance for doubtful accounts; the valuation of derivatives; deferred tax assets; fixed assets, and share-based compensation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in advertising spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.

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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 70% of net revenue for the fiscal years ended December 31, 2010 and 2009. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(q)	Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per common share was computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. Common stock equivalents were not considered for the fiscal year ended December 31, 2009, since their effect would be anti-dilutive. If included, common stock equivalents for the fiscal year ended December 31, 2009 would have amounted to 45. The following table summarizes the net income (loss) applicable to common stockholders and the net income (loss) per common share for the fiscal years ended December 31, 2010 and 2009 (in thousands, except per share data):

	2010	2009

Net income (loss)	$15,042	(13,778)
Less: dividends on Series B preferred stock	(9,927)	(9,927)

Net income (loss) available to common stockholders	5,115	(23,705)

Basic and diluted net income (loss) per common stock	$0.07	(0.33)

Weighted average common shares outstanding:	72,614	72,517
Basic and diluted	72,816	72,517

(r)	Fair Value Measurement

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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price (see note 16). The levels of the fair value hierarchy are:
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

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the fiscal years ended December 31, 2010 and 2009 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

(t)	Leasing (Operating Leases)

We recognize rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight line basis over the applicable lease term. We consider lease renewals in the useful life of related leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under noncancelable operating leases (see note 11). From time to time, we receive capital improvement funding from our lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

(u)	Segment Reporting

Accounting standards establish the way public business enterprises report information about operating segments in annual financial statements and require those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. We have two reportable segments: radio and television (see note 17).

(v)	Other, Net

In the fiscal year ended December 31, 2009, the amount in other, net in our consolidated statement of operations was primarily related to the write-down of a deposit.

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
December 31, 2010 and 2009
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

We are accounting for our interest rate swaps as cash flow hedges, which requires us to recognize all derivative instruments on the balance sheet at fair value. The related gains or losses on these instruments are deferred in stockholders’ deficit as a component of accumulated other comprehensive (loss) income. The deferred gains or losses on these transactions are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of the derivative contracts does not offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles. For cash flow hedges in which hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective cash flow hedge, we continue to carry the derivative instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings (change in fair value of derivative instrument).

(x)	Comprehensive Loss

Our comprehensive loss consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our other comprehensive loss consists of net income (loss) and gains and losses on derivative instruments that qualify for cash flow hedge treatment.

(y)	New Accounting Standards

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A). ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors, including the examples provided in ASC paragraph 350-20-35-30, in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-28 on its consolidated financial statements and has preliminarily concluded that it will not have a material impact.
(3)	Impairment Charges and Restructuring Costs
Impairment of FCC Broadcasting Licenses

We generally perform our annual impairment test of our indefinite-lived intangibles during the fourth quarter of our fiscal year.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
During the fourth quarter 2010 annual impairment test, we determined that there was no impairment of our FCC broadcasting licenses. During the fourth quarter 2009 annual impairment test, we determined that there was an impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $8.5 million that reduced the carrying values of our FCC broadcasting licenses. The tax impact of the impairment loss was an approximate $0.6 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.

Given the deteriorating economic conditions and revenue declines in the broadcasting industry in 2009 and 2008, we also performed an interim impairment test as of March 31, 2009. As a result of the March 31, 2009 interim impairment test, we determined that there was an impairment of our FCC broadcasting licenses. We recorded a non-cash impairment loss of approximately $10.1 million that reduced the carrying values of our FCC broadcasting licenses. The tax impact of the impairment loss was an approximate $4.1 million tax benefit, which was related to the reduction of the book/tax basis differences on our FCC broadcasting licenses.

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

Impairment of Property and Equipment

During the fiscal year 2010, we entered into a sublease of office space and determined that $1.3 million of property and equipment related to leasehold improvements and furniture and fixtures were impaired.

During the fiscal year 2009, we entered into a sublease of office space and determined that $1.4 million of property and equipment related to leasehold improvements and furniture and fixtures were impaired.

Restructuring Costs

We incurred restructuring costs related to the abandonment of a leased office space and losses on various subleased office spaces.

During the fiscal year 2010, we incurred restructuring costs of $1.7 million, of which $1.0 million was paid in 2010. As of December 31, 2010, the total accrued expenses on our consolidated balance sheet related to restructuring costs was $1.6 million, which was included in other liabilities.

During the fiscal year 2009, we incurred restructuring expenses of $1.6 million, of which $1.0 million was paid in 2009. As of December 31, 2009, the total accrued expenses on our consolidated balance sheet related to restructuring activities was $0.9 million, of which $0.1 million was included in accounts payable and accrued expenses and $0.8 million was included in other liabilities.
(4)	Derivatives and Hedging Activities
At December 31, 2010 and 2009, derivative financial instruments are comprised of the following (in thousands):

	Fixed		2010	2009	2010	2009
	interest	Expiration	Notional	Notional	Fair	Fair
Agreement	rate	date	amounts	amounts	value	value

Interest rate swap	5.98%	June 2010	$—	309,563	$—	5,863
Interest rate swap	6.31%	January 2017	6,452	6,758	829	612

			$6,452	316,321	$829	6,475

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
In June 2005, we entered into a five-year interest rate swap agreement for the original notional principal amount of $324.2 million whereby we paid a fixed interest rate of 5.98% as compared to interest at a floating rate equal to three-month LIBOR plus 175 basis points. The interest rate swap amortization schedule was identical to the First Lien Credit Facility amortization schedule during June 2005 to June 2010 (see note 7).

In September and October 2008, the counterparty to this interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective and no longer qualified for hedge accounting. Therefore, the change in fair value from September 2008 to June 2010 was recorded in earnings as a “Change in fair value of derivative instrument.” For the fiscal years ended 2010 and 2009, the change in the fair value of derivative instrument totaled $5.9 million and $5.8 million, respectively. Additionally, the Accumulated Other Comprehensive Loss associated with this hedge as of September 2008 was $7.8 million and was reclassified into earnings (interest expense) monthly until June 2010. For the fiscal years ended 2010 and 2009, $1.9 million and $5.4 million were reclassified and recorded as interest expense, respectively.

As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement. The financial impact of the settlement is reflected in our consolidated balance sheet and statement of operations.

On January 4, 2007, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby we will pay a fixed interest rate of 6.31%, as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017 (see note 8).
(5) Property and Equipment, Net
Property and equipment, net consists of the following at December 31, 2010 and 2009 (in thousands):

			Estimated
	2010	2009	useful lives

Land	$7,306	7,306	—
Building and building improvements	35,931	35,822	7–20 years
Tower and antenna systems	5,646	5,258	10 years
Studio and technical equipment	19,945	19,459	5–10 years
Furniture and fixtures	5,152	5,444	5–10 years
Transmitter equipment	7,253	6,942	10 years
Leasehold improvements	3,162	6,434	1–20 years
Computer equipment and software	6,517	6,327	3–5 years
Other	1,913	1,933	3–5 years

	92,825	94,925
Less accumulated depreciation and amortization	(52,819)	(49,560)

	$40,006	45,365

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
During the fiscal years ended December 31, 2010 and 2009, depreciation and amortization of property and equipment totaled $5.8 million and $6.3 million, respectively.
(6)	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009

Accounts payable — trade	$2,423	3,002
Accrued compensation and commissions	5,570	6,464
Accrued professional fees	1,779	1,445
Accrued step-up leases	1,222	1,380
Accrued income taxes	1,818	1,704
Other accrued expenses	5,168	4,216

	$17,980	18,211

(7)	Senior Secured Credit Facilities
Senior secured credit facilities consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Revolving credit facility of $25.0 million, due 2010	$—	15,000
Term loan payable due in quarterly principal repayments of 0.25% of the original outstanding amount of $325.0 million including variable interest based on LIBOR plus 175 basis points, with outstanding balance due in 2012	306,313	309,563

	306,313	324,563

Less current portion	(3,250)	(18,250)

	$303,063	306,313

The maturities of our senior credit facilities are as follows at December 31, 2010 (in thousands):

Fiscal year ending December 31:
2011	$3,250
2012	303,063

$306,313

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
On June 10, 2005, we entered into a first lien credit agreement with Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent (“Merrill Lynch”), Wachovia Bank, National Association, as documentation agent (“Wachovia”), Lehman Commercial Paper Inc., as administrative agent (“Lehman”), and certain other lenders. The First Lien Credit Facility consists of a term loan in the amount of $325.0 million, payable in twenty-eight consecutive quarterly installments commencing on June 30, 2005, and continuing on the last day of each of December, March, June and September of each year thereafter, through, and including, March 31, 2012. The amount of the quarterly installment due on each such payment date is equal to 0.25% of the original principal balance of the term loan funded on June 10, 2005, which is approximately $0.8 million. The term loan is due and payable on June 10, 2012. The First Lien Credit Facility also includes a revolving credit facility in an aggregate principal amount of $25.0 million. On October 3, 2008, we requested to draw down $25.0 million from our $25.0 million revolving credit facility. On October 8, 2008, we only received an aggregate of $15.0 million of the $25.0 million revolver, as a result of Lehman’s failure to fund its $10.0 million portion of the facility due to its bankruptcy filing. In June 2010, the revolving credit matured and the outstanding balance of $15.0 million was repaid.
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
The applicable margin of the revolving credit facility was either (i) 2.00% per annum for Eurodollar loans or (ii) 1.00% per annum for Base Rate loans. In addition, we were required to pay the lenders under the revolving credit facility under the First Lien Credit Facility a commitment fee with respect to any unused commitments thereunder, at a per annum rate of 0.50%.
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
December 31, 2010 and 2009
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
(8)	Other Long-Term Debt
Other long-term debt consists of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	$6,452	6,758
Obligation under capital lease with related party payable in monthly installments of $9, including interest at 6.25%, commencing June 1992. See notes 11 and 14	136	231
Various obligations under capital leases	8	63

	6,596	7,052

Less current portion	(416)	(447)

	$6,180	6,605

The scheduled maturities of other long-term debt are as follows at December 31, 2010 (in thousands):

Fiscal year ending December 31:
2011	$416
2012	340
2013	306
2014	306
2015	306
Thereafter	4,922

$6,596

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006. In connection with the acquisition of the real property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the “Loan Agreement”), a ten-year promissory note in the original principal amount of $7.7 million (the “Promissory Note”), and a Mortgage, Assignment of Rents and Security Agreement (the “Mortgage”) in favor of Wachovia Bank. The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the real property and any related collateral.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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
(9)	10 3/4% Series A and B Cumulative Exchangeable Redeemable Preferred Stock
On October 30, 2003, we partially financed the purchase of a radio station with proceeds from the sale, through a private placement, of 75,000 shares of our 10 3/4% Series A cumulative exchangeable redeemable preferred stock, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A preferred stock”), without a specified maturity date. The gross proceeds from the issuance of the Series A preferred stock amounted to $75.0 million.
On February 18, 2004, we commenced an offer to exchange registered shares of our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share for any and all shares of our outstanding unregistered Series A preferred stock. On April 5, 2004, we completed the exchange offer and exchanged 76,702,083 shares of our Series B preferred stock for all of our then outstanding _____shares of Series A preferred stock.
We have the option to redeem all or some of the registered Series B preferred stock for cash on or after October 15, 2009 at 103.583%, October 15, 2010 at 101.792% and October 15, 2011 and thereafter at 100%, plus accumulated and unpaid dividends to the redemption date. On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of such holder’s Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends.
Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we had the option to pay these dividends in either cash or additional shares of Series B preferred stock. During October 15, 2003 to October 30, 2008, we increased the carrying amount of the Series B preferred stock by approximately $17.3 million for stock dividends, which were accreted using the effective interest method.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Since October 15, 2008, we have been required to pay the dividends on our Series B preferred stock in cash. Our ability to make the dividend payments described above will depend upon our future operating performance and on economic, financial, regulatory and other factors, many of which may be beyond our control.
During the fiscal years 2010 and 2009, our Board, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements, it was not prudent to declare or pay the January 15, 2011, October 15, 2010, July 15, 2010, January 15, 2010, October 15, 2009 and July 15, 2009 cash dividends in the aggregate amount of approximately $14.5 million, which is accrued on our consolidated balance sheet as Series B cumulative exchangeable redeemable preferred stock dividends payable.
(10)	Stockholders’ Equity
(a)	Series C Convertible Preferred Stock
On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS, we issued to CBS Radio (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, each of which is convertible at the option of the holder into twenty fully paid and non-assessable shares of our Class A common stock, $0.0001 par value per share. The shares of Series C preferred stock issued at the closing of the merger are convertible into 7,600,000 shares of our Class A common stock, subject to adjustment.
In connection with the closing of the merger transaction, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, $0.0001 par value per share, and each other class or series of our capital stock, if created, after December 23, 2004.
(b)	Class A and B Common Stock
The rights of the holders of shares of Class A common stock and Class B common stock are identical, except for voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon the transfer to a person or entity which is not a permitted transferee. Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders of each class have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share and on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
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
1999 Stock Option Plans
In September 1999, we adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a non-employee director stock option plan (the “1999 NQ Plan,” and together with the 1999 ISO Plan, the “1999 Stock Option Plans”). Options granted under the 1999 ISO Plan vest according to the terms determined by the compensation committee of our board of directors, and have a contractual life of up to ten years from the date of grant. Options granted under the 1999 NQ Plan vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 3,000,000 shares and 300,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. In September 2009, our 1999 Stock Options Plans expired; therefore, no more options can be granted under these plans. Additionally, on November 2, 1999, we granted a stock option to purchase 250,000 shares of Class A common stock to a former director. This option vested immediately, and expired on November 2, 2009.
Accounting for Share-Based Plans
We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the fiscal years ended December 31, 2010 and 2009 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the fiscal years ended December 31, 2010 and 2009, share-based compensation totaled $0.2 million and $0.3 million, respectively.
As of December 31, 2010, there was $0.1 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted-average period of approximately 3 years.
Accounting standards require that cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.
During the fiscal years ended December 31, 2010 and 2009, no stock options were exercised; therefore, no cash payments were received. In addition, during the fiscal years ended December 31, 2010 and 2009, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Valuation Assumptions
We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted to employees during the fiscal years ended December 31, 2010 and 2009 were $0.50 and $0.62, respectively. The following weighted average assumptions were used for each respective period:

	2010	2009

Expected term	7 years	7 years
Dividends to common stockholders	None	None
Risk-free interest rate	1.75%	3.11%
Expected volatility	105.22%	99.43%
Our computation of expected volatility for the fiscal years ended December 31, 2010 and 2009 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2010 and 2009 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Stock Options and Nonvested Shares Activity
Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees continuing service to SBS. A summary of the status of our stock options, as of December 31, 2010 and 2009, and changes during the fiscal years ended December 31, 2010 and 2009, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at December 31, 2008	2,747	$10.17	—	—
Granted	100	0.73	—	—
Exercised	—	—	—	—
Forfeited	(790)	18.75	—	—

Outstanding at December 31, 2009	2,057	$6.41	—	—
Granted	150	1.11	—	—
Exercised	—	—	—	—
Forfeited	(289)	7.05	—

Outstanding at December 31, 2010	1,918	$5.90	$86	4.7

Excercisable at December 31, 2010	1,868	$6.01	$86	4.6

During the fiscal years 2010 and 2009, no stock options were exercised.
The following table summarizes information about our stock options outstanding and exercisable at December 31, 2010 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	average		Weighted
			average	remaining		average
	Vested	Unvested	exercise	contractual	Options	exercise
Range of exercise prices	options	options	price	life (years)	exercisable	price

$0.20–4.99	675	50	$1.64	7.8	675	$1.61
$5.00–9.99	995	—	8.04	2.6	995	8.04
$10.00–14.99	198		10.79	3.8	198	10.79

	1,868	50	5.90	4.7	1,868	6.01

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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
A summary of the status of our nonvested shares, as of December 31, 2010 and 2009, and changes during the fiscal years ended December 31, 2010 and 2009, is presented below (in thousands, except per share data):

		Weighted
		average
		grant-date	Aggregate
		fair value	intrinsic
	Shares	(per share)	value

Nonvested at December 31, 2008	225	$1.75
Awarded	—	—
Vested	(97)	1.78
Forfeited	—	—

Nonvested at December 31, 2009	128	1.73
Awarded	—	—
Vested	(98)	1.78
Forfeited	—	—

Nonvested at December 31, 2010	30	$1.57	$22

(11)	Commitments
(a)	Leases
We have a building under a capital lease agreement, which is partially owned by our Chief Executive Officer, expiring in June 2012. Also, we have furniture and fixtures under various capital leases that expire at various dates through 2011. The amounts capitalized under these lease agreements and included in property and equipment at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Building under capital lease	$1,230	1,230
Various furniture and fixtures under capital leases	135	178

	1,365	1,408

Less accumulated depreciation	(1,360)	(1,355)

	$5	53

We lease office space and facilities and certain equipment under operating leases, some of which are with related parties (see note 14), that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
At December 31, 2010, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	lease	lease

Fiscal year ending December 31:
2011	$159	4,444
2012	53	4,502
2013	—	4,337
2014	—	4,156
2015	—	2,484
Thereafter	—	9,667

Total minimum lease payments	212	29,590

Less executory costs	(60)

	152

Less interest	(8)

Present value of minimum lease payments	$144

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.
Total rent expense for the fiscal years ended December 31, 2010 and 2009 amounted to $3.8 million and $4.6 million, respectively.
We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2016. The future minimum rental income to be received under these agreements as of December 31, 2010 is as follows (in thousands):

Fiscal year ending December 31:
2011	$1,510
2012	1,753
2013	1,853
2014	1,901
2015	880
Thereafter	1,201

$9,098

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(b)	Employment and Service Agreements
At December 31, 2010, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2014. Future payments under such contracts are as follows (in thousands):

Fiscal year ending December 31:
2011	$8,827
2012	3,936
2013	1,340
2014	47

$14,150

Included in the future payments schedule is our Chief Executive Officer’s (CEO) employment agreement, which may expire on December 31, 2011. Our CEO’s annual base salary is $1.25 million, and he is eligible to receive a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any fiscal year, including acquired stations on a pro forma basis. Under the terms of the agreement, the board of directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus. For the fiscal year ended December 31, 2010, our CEO was awarded a cash bonus totaling $0.5 million, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2010.
Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.
(c)	401(k) Profit-Sharing Plan
In September 1999, we adopted a tax-qualified employee savings and retirement plan (the “401(k) Plan”). We can make matching and/or profit-sharing contributions to the 401(k) Plan on behalf of all participants at our sole discretion. All employees over the age of 21 that have completed at least 500 hours of service are eligible to participate in the 401(k) Plan. To date, we have not made contributions to this plan.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(d)	Other Commitments
At December 31, 2010, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others. Future payments under such commitments are as follows (in thousands):

Fiscal year ending December 31:
2011	$17,146
2012	9,668
2013	9,573
2014	6,602
2015	5,428
Thereafter	153

$48,570

(12)	Income Taxes
Total income taxes for the years ended December 31, 2010 and 2009 were allocated as follows (in thousands):

	2010	2009

Income from operations	$6,976	2,691

For the years ended December 31, 2010 and 2009, income before taxes consists of the following (in thousands):

	2010	2009

U.S. operations	$25,436	(5,915)
Foreign operations	(3,418)	(5,172)

	$22,018	(11,087)

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
The components of the provision for income tax expense (benefit) included in the consolidated statements of operations are as follows for the fiscal years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Current:
Federal	$—	(380)
State and local, net of federal income tax benefit	35	35
Foreign	102	(290)

	137	(635)

Deferred:
Federal	5,913	2,213
State and local, net of federal income tax benefit	926	1,113
Foreign	—	—

	6,839	3,326

Total income tax expense	$6,976	2,691

For fiscal year ended December 31, 2010 and 2009, no net operating loss carry-forwards were utilized.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Federal and state net operating loss carryforwards	$74,150	75,255
Foreign net operating loss carryforwards	13,605	13,963
FCC licenses	37,978	46,811
Allowance for doubtful accounts	843	1,108
Unearned revenue	303	234
AMT credit	806	806
Derivatives and hedging instruments	1,998	4,948
Fixed assets	2,063	997
Accrued foreign witholding	2,152	2,051
Straight-line expense adjustments	937	—
Accrued restructuring	559	—
Production costs	6,542	4,031
Other	4,779	4,992

Total gross deferred tax assets	146,715	155,196

Less valuation allowance	(145,909)	(154,390)

Net deferred tax assets	806	806

Deferred tax liabilities:
FCC licenses	79,053	72,214

Total gross deferred tax liabilities	79,053	72,214

Net deferred tax liability	$78,247	71,408

The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was a decrease of $8.5 million and an increase of $3.3 million, respectively. The valuation allowance at 2010 and 2009 was primarily related to domestic and foreign net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. As a result of adopting ASC 350 on December 31, 2001, amortization of the FCC broadcasting licenses stopped for financial statement purposes. However, the tax amortization of certain FCC broadcasting licenses recognized during the year as well as the expiration of certain net operating losses resulted in a decrease in gross deferred tax assets related to those intangibles and the net operating losses, which were accompanied by an offsetting decrease in the related valuation allowance for the year ending December 31, 2010. The impairment of certain FCC broadcasting licenses recognized during the year ended December 31, 2009 resulted in the reversal of certain deferred tax liabilities or an increase in the gross deferred tax assets relating to those intangibles, which were accompanied by an offsetting increase in the related valuation allowance for the year ending December 31, 2009.
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2010, we have federal and state net operating loss carry-forwards of approximately $184.4 million and $190.5 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2011 through 2030. In addition, at December 31, 2010, we have foreign net operating loss carry-forwards of approximately $34.9 million available to offset future taxable income expiring from the years 2011 through 2017.
Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the fiscal years ended December 31, 2010 and 2009, as a result of the following:

	2010	2009

Computed “expected” tax expense (benefit)	35.0%	(35.0)%
State and local income taxes, net of federal benefit	7.3	(3.2)
Foreign tax differental	(0.6)	(1.9)
Current year change in valuation allowance	(35.4)	50.2
Nondeductible expenses	1.4	1.8
Change in effective rate	(0.6)	7.1
Expiration of net operating losses	26.4	—
Other	(1.9)	5.3

	31.6%	24.3%

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2007 through 2010. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2005 through 2010.
For the years ended December 31, 2010 and 2009, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2005 through December 31, 2010, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2010.
(13)	Contingencies
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(14)	Related-Party Transactions
Our corporate headquarters are located in office space previously owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly owned by our Chief Executive Officer. In January 2011, Irradio Holdings sold the leased space to Agave Acquisitions, LLC and transferred all of its rights and obligations; therefore, eliminating the related party transaction.
The lease term of the office space is through April 30, 2015, with the option to renew all or some of the existing office space for an additional five years. During 2010 and 2009, the Company subleased certain of its existing office space to subtenants to reduce expenses. In 2011, we will pay an annual rent of approximately $2.0 million for all the space leased under the lease, which will be offset by rent income of approximately $1.0 million.
We also have a building under a capital lease agreement, which is partially owned by our Chief Executive Officer (see note 11(a)). The building lease expires in 2012 and calls for an annual base rent of approximately $0.1 million.
On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc. (“South Broadcasting”), a company owned by the estate of our late Chairman Emeritus, Raul Alarcon, Sr. Pursuant to the local marketing agreement, we are permitted to broadcast our Mexican Regional programming on radio station 106.3 FM (the “LMA Station”). We are required to pay the operating costs of the LMA Station and in exchange we retain all revenues from the sale of the advertising within the programming we provide. Under the terms of the local marketing agreement, we have the right of first negotiation and the right of first refusal to match a competing offer. However, after the first anniversary of the effective date, if we do not agree to match the terms of the competing offer within the ten (10) business day period or fail to notify South Broadcasting of our intent to match the competing offer, then South Broadcasting has the right to accept such offer, provided South Broadcasting pays us the early termination fee equal to the lesser of 5% of the aggregate purchase price of the LMA Station or $1.0 million. On May 8, 2009, the local marketing agreement was renewed for three years and will terminate on its terms on December 31, 2011.
During the fiscal years ended December 31, 2010 and 2009, one of our members of the board of directors served as our business consultant and was paid an annual retainer of $0.1 million, respectively.
(15)	Litigation
From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.
(a) Wolf, et al., Litigation
On November 28, 2001, a complaint was filed against us in the United States District Court for the Southern District of New York and was amended on April 19, 2002. The amended complaint alleges that the named plaintiff, Mitchell Wolf, purchased shares of our Class A common stock pursuant to the October 27, 1999 prospectus and registration statement relating to our initial public offering, which closed on November 2, 1999. The complaint was brought on behalf of Mr. Wolf and an alleged class of similarly situated purchasers against us, eight underwriters and/or their successors-in-interest who led or otherwise participated in our IPO, two members of our senior management team, one of whom is the Chairman of our Board of Directors, and an additional director. The complaint was never served upon the Individual Defendants.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
This case is one of more than 300 similar cases brought by similar counsel against more than 300 issuers, 40 underwriters and 1,000 individual defendants alleging, in general, violations of federal securities laws in connection with initial public offerings, in particular, failing to disclose that the underwriters allegedly solicited and received additional, excessive and undisclosed commissions from certain investors in exchange for which they allocated to those investors material portions of the restricted shares issued in connection with each offering. All of these cases, including the one involving us, have been assigned for consolidated pretrial purposes to one judge of the Southern District of New York. The issuer defendants in the consolidated cases filed motions to dismiss the consolidated cases. These motions to dismiss covered issues common among all Issuer Defendants and issues common among all underwriter defendants in the consolidated cases. As a result of these motions, the Individual Defendants were dismissed from one of the claims against them, specifically the Section 10b-5 claim. On September 21, 2007, Kaye Scholer LLP, on behalf of the Individual Defendants, executed a tolling agreement with plaintiffs providing for the dismissal without prejudice of all claims against the Individual Defendants upon the provision to plaintiffs of documentation showing that SBS has entity coverage for the period in question. Documentation of such coverage was subsequently provided to plaintiffs on December 19, 2007.
On October 13, 2004, the Southern District of New York granted plaintiffs’ motion for class certification in six “focus cases” out of the more than 300 consolidated class actions. The Company was not named in any of the six “focus cases.” On August 31, 2005, the Southern District of New York issued an order of preliminary approval of a settlement proposal among the investors in the plaintiff class, the Issuer Defendants (including us) and the Issuer Defendants’ insurance carriers. The principal components of the Issuers Settlement were: (1) a release of all claims against the Issuer Defendants and their directors, officers and certain other related parties arising out of the alleged wrongful conduct in the amended complaint; (2) the assignment to the plaintiffs of certain of the Issuer Defendants’ potential claims against the Underwriters; and (3) a guarantee by the insurers to the plaintiffs of the difference between $1.0 billion and any lesser amount recovered by the plaintiffs from the Underwriter Defendants. The payments were to be charged to each Issuer Defendant’s insurance policy on a pro rata basis. The plaintiffs appealed the Issuers Settlement to the United States Court of Appeals for the Second Circuit.
On December 5, 2006, the Second Circuit reversed the order, holding that plaintiffs could not satisfy the predominance requirement for a Federal Rule of Civil Procedure 23(b)(3) class action. On June 25, 2007, in light of the Second Circuit’s reversal of the class certification order and its subsequent denial of plaintiffs’ petition for a rehearing or rehearing en banc, the Southern District of New York entered a stipulation between plaintiffs and the Issuer Defendants, terminating the proposed Issuers Settlement which the Southern District of New York had preliminarily approved on August 31, 2005.
On August 14, 2007, plaintiffs filed amended complaints in the six “focus cases” and amended master allegations in the consolidated actions. On November 13, 2007, the Underwriter Defendants and Issuer Defendants moved to dismiss the amended complaints in the six “focus cases.” On March 26, 2008, the Southern District of New York granted in part the motion as to a subset of plaintiffs’ Section 11 claims (alleging civil liabilities on account of false registration statements), but denied the motion as to plaintiffs’ other claims.
On September 27, 2007, plaintiffs filed a renewed motion for class certification with respect to the six focus cases, based on newly proposed class definitions. On October 10, 2008, at plaintiffs’ request, the Southern District of New York ordered the withdrawal without prejudice of plaintiffs’ renewed motion, which had been fully briefed and was sub judice.
On January 7, 2008, the Underwriter Defendants filed a motion (in which the Issuer Defendants joined) to strike class allegations in 26 of the consolidated cases, including the case against the Company, on the ground that plaintiffs lacked a putative class representative in those cases at the time of their May 30, 2007 oral motion. On May 13, 2008, the Southern District of New York issued an order granting the motion in part and striking certain of the class allegations relating to the Section 10b-5 claims in 8 of the 26 actions, including the Section 10b-5 claim against SBS. The order also requires plaintiffs to make certain disclosures with respect to the putative class representatives in the remaining 18 actions. Once the disclosures are filed, the Underwriter Defendants and the Issuer Defendants may seek clarification of the Southern District of New York’s May 13, 2008 order with respect to the status of the remaining 10b-5-related class allegations in the other 8 actions, including the SBS action, as well as the status of the Section 11-related class allegations.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
On June 11, 2009, pursuant to a motion filed on April 2, 2009, the Southern District of New York issued a preliminary order of approval of a settlement of all of the consolidated cases, including the case against SBS. On September 19, 2009, the Southern District of New York conducted a hearing regarding the final approval of the settlement of all consolidated cases and, on October 5, 2009, issued an opinion finally approving the settlement. The settlement, which is subject to appeal, will result in a release of all claims against the Underwriter Defendants and the Issuer Defendants, and their officers and directors, in exchange for an aggregate sum of approximately $600 million to be paid into a settlement fund for the benefit of the class plaintiffs. The Company’s and the Individual Defendants’ share of the Settlement Amount would be fully funded by insurance.
On October 23, 2009, several objecting members of the class filed a petition for leave in the Second Circuit to appeal the Southern District of New York’s class definition for purposes of the October 5, 2009 settlement. Several Objectors have also filed notices of appeal in the Second Circuit from the Southern District of New York’s order approving the settlement. On October 29, 2009 plaintiffs filed an answer in opposition to the Objectors’ petition. On November 2, 2009, the Underwriter Defendants filed a response to the Objectors’ petition, taking no position on the petition, but noting that the classes were approved for settlement purposes only and reserving the right to oppose class certification in the event the settlement is not finally approved. The Issuer Defendants have not taken a position on the appeals.
On October 7, 2010, all but two of the Objectors entered into a stipulation with plaintiffs withdrawing their appeals with prejudice. The two remaining Objectors have since submitted briefs to the Second Circuit in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice one of the remaining Objectors’ appeals based on alleged violations of the Second Circuit’s rules. The motion is fully briefed and is sub judice. The deadline for filing answering briefs regarding the remaining Objectors’ appeals is stayed pending determination of the motion to dismiss.
(16)	Fair Value Measurement Disclosures
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
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
The estimated fair values of our financial instruments are as follows (in millions):

	December 31,
	2010		2009
	Gross		Gross
	carrying		carrying
	amount	Fair value	amount	Fair value

Senior credit facility term loan	$306.3	291.2	309.6	255.9

10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	69.3	92.3	57.9

Promisory note payable, included in other long-term debt	6.5	6.4	6.8	6.5
The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
Fair Value of Derivative Instruments
The following tables represent required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Fair value measurements at
December 31, 2010
	December 31, 2010	Liabilities
	carrying value and	Quoted prices in
	balance sheet	active markets
	location of	for identical	Significant other	Significant
	derivative	instruments	observable inputs	unobservable inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designed as a cash flow hedging instrument:

Interest rate swap	$829	—	829	—

Fair value measurements at
December 31, 2009
	December 31, 2009	Liabilities
	carrying value and	Quoted prices in
	balance sheet	active markets
	location of	for identical	Significant other	Significant
	derivative	instruments	observable inputs	unobservable inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designed as a cash flow hedging instrument:
Interest rate swap	$612	—	612	—

Derivative no longer designated as a cash flow hedging instrument:		—
Interest rate swap	5,863		5,863	—

Total	$6,475	—	6,475	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	December 31,
Interest rate swap	2010	2009
	(in thousands)

(Loss) gain recognized in other comprehensive loss (effective portion)	$(217)	276

Amounts reclassified from accumulated other comprehensive loss into interest expense	1,901	5,398

Gain recognized in change in fair value of derivative instrument	5,863	5,790
Fair Value of Nonfinancial Assets
The following table represents required quantitative disclosures regarding fair values of our nonfinancial assets (in thousands):

	December 31, 2009	Fair value measurements at
	carrying value and	December 31, 2009
	balance sheet	Nonfinancial assets
	location of	Quoted prices in	Significant other	Significant
	FCC broadcasting	active markets	observable inputs	unobservable inputs
Description	licenses	(Level 1)	(Level 2)	(Level 3)

FCC broadcasting licenses	$34,848	—	—	34,848
During the fourth quarter 2009, we wrote down our FCC broadcasting licenses with carrying amounts of $43.3 million to their fair values of $34.8 million, resulting in an impairment of assets charge of $8.5 million, which is included in impairment charges and restructuring costs. For further discussion on the impairment of assets, see notes 2(f) and 3.
(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(17)	Segment Data
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

	Fiscal year ended
	2010	2009
Net revenue:
Radio	$119,533	123,602
Television	16,589	15,787

Consolidated	$136,122	139,389

Engineering and programming expenses:
Radio	$22,791	27,435
Television	17,170	13,944

Consolidated	$39,961	41,379

Selling, general, and administrative:
Radio	$41,281	41,766
Television	7,706	8,263

Consolidated	$48,987	50,029

Corporate expenses	$8,178	9,686

Depreciation and amortization:
Radio	$2,646	3,111
Television	2,248	2,202
Corporate	916	949

Consolidated	$5,810	6,262

(Gain) loss on sale of assets, net:
Radio	$202	(7)
Television	8	15
Corporate	—	(22)

Consolidated	$210	(14)

(Continued)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	Fiscal year ended
	2010	2009

Impairment of assets and restructuring costs:
Radio	$—	14,188
Television	43	7,405
Corporate	2,981	48

Consolidated	$3,024	21,641

Operating income (loss):
Radio	$52,613	37,109
Television	(10,586)	(16,042)
Corporate	(12,075)	(10,661)

Consolidated	$29,952	10,406

Capital expenditures:
Radio	$753	525
Television	452	380
Corporate	332	49

Consolidated	$1,537	954

	December 31,
	2010	2009

Total assets:
Radio	$425,106	425,565
Television	45,707	45,811
Corporate	4,006	7,417

Consolidated	$474,819	478,793

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Financial Statement Schedule — Valuation and Qualifying Accounts
Years ended December 31, 2010 and 2009
(In thousands, except share data)

	Balance at	Charged to	Charged to
	beginning of	cost and	other		Balance at
Description	year	expense	accounts (1)	Deductions (2)	end of year

Fiscal year ended December 31, 2009:
Allowance for doubtful accounts	$1,675	379	—	807	1,247
Valuation allowance on deferred taxes	151,127	5,568	(2,305)	—	154,390

Fiscal year ended December 31, 2010:
Allowance for doubtful accounts	1,247	512	—	946	813
Valuation allowance on deferred taxes	154,390	(7,785)	(696)	—	145,909

(1)	Amounts charged to other comprehensive income related to derivatitve instruments.

(2)	Cash write-offs, net of recoveries.
See accompanying independent auditors’ report.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
(b)	Exhibits
The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit number	Exhibit description

3.1
Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc., dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499) (the “1999 Registration Statement”)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996 (the “1996 Current Report”)).

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.37	*
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number	Exhibit description

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

10.67	*	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s 2003 Form 10-K).

10.68	*	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2003 Form 10-K).

10.69	*	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2003 Form 10-K).

10.70	*	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2003 Form 10-K).

10.71	*	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2003 Form 10-K).

10.72	*	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2003 Form 10-K).

10.73	*
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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.77	*
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

10.80
Asset Purchase Agreement dated as of August 17, 2004 between Styles Media Group, LLC and Spanish Broadcasting System Southwest, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 23, 2004).

10.81
Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.82
Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.83
Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.84
Time Brokerage Agreement dated as of August 17, 2004 between Spanish Broadcasting System Southwest, Inc. and Styles Media Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.85
Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

10.86
Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

10.87	*
Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2005).

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

10.95
Asset Purchase Agreement, dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.96
Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.97	*
Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, between Spanish Broadcasting System, Inc. and Marko Radlovic (incorporated by reference to Exhibit 10.100 of the Company’s Annual Report on Form 10-K filed March 16, 2006).

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

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

10.106
Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2006 (the “10/30/06 Current Report”)).

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

10.111
Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2006 (the “1/10/06 Current Report”)).

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

10.114		Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.115		Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).

10.116	*
Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.116 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2007 (the “2007 Annual Report”)).

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

10.123	*
Stock Option Agreement dated as of June 3, 2010 between the Company and Manuel E. Machado (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report filed on Form 10-Q filed on August 13, 2010).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2011.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2011.
Signature

/s/ Raúl Alarcón, Jr. Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)

/s/ Joseph A. García Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer, Chief Administration Officer and Secretary (principal financial and accounting officer)

/s/ Jose A. Villamil Jose A. Villamil	Director

/s/ Mitchell A. Yelen Mitchell A. Yelen	Director

/s/ Jason L. Shrinsky Jason L. Shrinsky	Director

/s/ Manuel E. Machado Manuel E. Machado	Director

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES
Exhibit Index

Exhibit number	Exhibit description

3.1
Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc., dated September 29, 1999 (incorporated by reference to the Company’s 1999 Registration Statement on Form S-1 (Commission File No. 333-85499)) (Exhibit A to this exhibit is incorporated by reference to the Company’s Current Report on Form 8-K, dated March 25, 1996).

3.2
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, dated September 29, 1999 (incorporated by reference to Exhibit 3.2 of the Company’s 1999 Registration Statement).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s 1999 Registration Statement).

3.4
Certificate of Elimination of 14 1/4% Senior Exchangeable Preferred Stock, Series A of the Company, dated October 28, 2003 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q, dated November 14, 2003).

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

4.12
Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

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

10.21
Credit Agreement, dated as of July 6, 2000, among Spanish Broadcasting System, Inc., a Delaware corporation, the several banks and other financial institutions or entities from time to time party to the Credit Agreement and Lehman Commercial Paper Inc., as administrative agent (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K for fiscal year 2000).

10.22
Guarantee and Collateral Agreement made by Spanish Broadcasting System, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper, Inc. as Administrative Agent, dated as of July 6, 2000 (incorporated by reference to Exhibit 10.45 of the Company’s 2000 Form 10-K).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.23	*	Employment Agreement dated August 31, 2000, between William Tanner and the Company (incorporated by reference to Exhibit 10.47 of the Company’s 2000 Form 10-K).

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

10.28
Addendum to Asset Purchase Agreement, dated March 13, 2001, by and between International Church of the FourSquare Gospel and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2001).

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.37	*
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

10.48
Asset Purchase Agreement dated as of December 31, 2002 by and among Spanish Broadcasting System of Illinois, Inc., Big City Radio, Inc. and Big City Radio-CHI, L.L.C. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed March 31, 2003).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number	Exhibit description

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

10.51
Warrant dated March 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, dated May 15, 2003).

10.52	Warrant dated April 30, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.5 of the Company’s 5/15/03 Quarterly Report).

10.53
Warrant dated May 31, 2003 by the Company in favor of International Church of the FourSquare Gospel (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, dated August 13, 2003).

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

10.67	*	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Jack Langer (incorporated by reference to Exhibit 10.74 of the Company’s 2003 Form 10-K).

10.68	*	Nonqualified Stock Option Agreement dated as of July 11, 2003 between the Company and Dan Mason (incorporated by reference to Exhibit 10.75 of the Company’s 2003 Form 10-K).

10.69	*	Amended and Restated Employment Agreement dated October 31, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.81 of the Company’s 2003 Form 10-K).

10.70	*	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.78 of the Company’s 2003 Form 10-K).

10.71	*	Nonqualified Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.79 of the Company’s 2003 Form 10-K).

10.72	*	Incentive Stock Option Agreement dated December 10, 2003 between the Company and Marko Radlovic (incorporated by reference to Exhibit 10.80 of the Company’s 2003 Form 10-K).

10.73	*
Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004).

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
Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Antonio S. Fernandez (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2004).

10.78	*	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil (incorporated by reference to Exhibit 10.2 of the Company’s 8/9/04 Quarterly Report).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.79
Asset Purchase Agreement dated as of July 26, 2004 between Newsweb Corporation and Spanish Broadcasting System of Illinois, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s 8/9/04 Quarterly Report).

10.80
Asset Purchase Agreement dated as of August 17, 2004 between Styles Media Group, LLC and Spanish Broadcasting System Southwest, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 23, 2004).

10.81
Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.82
Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.83
Local Marketing Agreement dated as of October 5, 2004 between Infinity Broadcasting Corporation of San Francisco and SBS Bay Area, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 12, 2004).

10.84
Time Brokerage Agreement dated as of August 17, 2004 between Spanish Broadcasting System Southwest, Inc. and Styles Media Group, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004).

10.85
Warrant to Purchase Series C Preferred Stock of Spanish Broadcasting System, Inc. dated December 23, 2004 by the Company in favor of Infinity Media Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

10.86
Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 27, 2004).

10.87	*
Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2005).

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

10.95
Asset Purchase Agreement, dated July 12, 2005 among the Company, WDLP Broadcasting Company, LLC, WDLP Licensed Subsidiary, LLC, Robin Broadcasting Company, LLC and Robin Licensed Subsidiary, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.96
Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2005).

10.97	*
Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2005, between Spanish Broadcasting System, Inc. and Marko Radlovic (incorporated by reference to Exhibit 10.100 of the Company’s Annual Report on Form 10-K filed March 16, 2006).

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

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

10.106
Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2006).

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

10.111
Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2006).

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

10.114		Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia (incorporated by reference to Exhibit 10.4 of the Company’s 1/10/06 Current Report).

10.115		Termination of Lease dated January 4, 2007, by and between the Seller and SBS Miami Broadcast Center (incorporated by reference to Exhibit 10.5 of the Company’s 1/10/06 Current Report).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Exhibit number		Exhibit description

10.116	*	Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr. (incorporated by reference to Exhibit 10.116 of the Company’s Annual Report filed on Form 10-K for the fiscal year 2007).

10.117	*	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 11, 2007).

10.118	*
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

10.123	*
Stock Option Agreement dated as of June 3, 2010 between the Company and Manuel E. Machado (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report filed on Form 10-Q filed on August 13, 2010).

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Current Report on Form 8-K filed May 15, 2009).

21.1		List of Subsidiaries of the Company.

23.1		Consent of KPMG LLP.

24.1		Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1		Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit number	Exhibit description

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