Form 10-K/A
period 2010-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2011-05-09
CIK 927720

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
As of April 11, 2011, 41,669,805 shares of Class A common stock, 23,403,500 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 7,600,000 shares of Class A common stock, were outstanding.
Documents Incorporated by Reference:
None.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the year ended December 31, 2010, of Spanish Broadcasting System, Inc. (also referred to as “SBS,” the “Company,” “we,” “us” or “our”) which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original 10-K”). SBS is filing this Amendment No. 1 to include the information required by Items 10, 11, 12, 13 and 14 of Part III, which was not included in the Original 10-K. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 1 currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Amendment No. 1 does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment No. 1 does not amend any other information set forth in the Original 10-K, and the Company has not updated disclosures to reflect any events that occurred subsequent to March 31, 2011. Therefore, this Amendment No. 1 should be read in conjunction with our Original 10-K and our other filings made with the SEC subsequent to the filing of the Original 10-K.

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
“Forward-looking” statements, as such term is defined by the Securities Exchange Commission in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part I of the Original 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.
These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the SEC and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
The following table sets forth the name, age and position of each of the current members of our Board of Directors.

Name	Age	Position with SBS
Incumbent Nominees for Director
Raúl Alarcón, Jr.	54	Chairman of the Board of Directors, CEO and President
Joseph A. García	67	Senior Executive Vice President, CFO, CAO, Secretary and Director
José A. Villamil	64	Director
Mitchell A. Yelen	63	Director
Manuel E. Machado	43	Director
Jason L. Shrinsky	73	Director

Raúl Alarcón, Jr. joined us in 1983 as an account executive and has been our President and a director since October 1985 and our CEO since June 1994. On November 2, 1999, Mr. Alarcón, Jr. became our Chairman of the Board and continues as our CEO and President. Currently, Mr. Alarcón, Jr. is responsible for our long-range strategic planning and operational matters and is instrumental in the acquisition and related financing of each of our stations. Mr. Alarcón, Jr. is the son of the late Pablo Raúl Alarcón, Sr. Mr. Alarcón, Jr. provides an historical perspective to our long operating history, having joined us in 1983 and has extensive experience in Spanish-language media broadcasting.

Joseph A. García has been our CFO since 1984, Executive Vice President since 1996 to 2008, and Secretary since November 2, 1999. On June 3, 2008, Mr. García was elected to the Board and on August 4, 2008, became our Chief Administrative Officer and Senior Executive Vice President. Mr. García is responsible for our financial affairs, operational and administrative matters, investor relations, and has been instrumental in the acquisition and related financing of our stations. Before joining us in 1984, Mr. García spent thirteen years in international financial planning positions with Philip Morris Companies, Inc. and with Revlon, Inc., where he was manager of financial planning for Revlon — Latin America. Mr. García provides a historical perspective to our long operating history, having joined us in 1984.

José A. Villamil became one of our directors on June 30, 2004. Mr. Villamil has over 30 years of successful experience as a senior business economist, university educator and as a public official of both the Federal and State of Florida governments. Mr. Villamil was the Chief Executive Officer of The Washington Economics Group, Inc. (“WEG”), an economic consulting firm, serving in such position from 1993 to 1998 and from 2000 to July 2008. Since August 2008, Mr. Villamil has served as the Dean of the School of Business of St. Thomas University, Miami Florida, while continuing to serve as Principal Advisor to the clients of WEG. From 1999 to 2000, he directed the Tourism, Trade and Economic Development activities of the State in the Office of Governor Jeb Bush. Mr. Villamil is the immediate past Chairman of the Governor’s Council of Economic Advisors of Florida. Since April 2003, Mr. Villamil has been director of Mercantil CommerceBank, N.A. and CommerceBank Holding Corp., and since November 2010, he has been director of Pan-American Life Insurance Group (PALIG). Presently, he is Director of Enterprise Florida — the State’s principal economic development organization. Mr. Villamil is active in professional and community affairs. He is currently Chairman of the Economic Roundtable of the Beacon Council — Miami-Dade County’s official economic development organization. He is also a Senior Research Fellow of Florida TaxWatch, an established fiscal and policy research organization of the State of Florida. From 1989 to 1993, Mr. Villamil served as Chief Economist and later as Undersecretary for Economic Affairs at the United States Department of Commerce. Mr. Villamil’s professional experience and his expertise in the field of economics provides a unique perspective to the Board of Directors

Mitchell A. Yelen became one of our directors on September 28, 2007. Mr. Yelen is currently the Director of tax services at Pinchasik, Strongin, Muskat, Stein & Company, P.A., a CPA firm, where he has been employed since 1984 specializing in litigation support, complex tax research and financial planning. Mr. Yelen previously held positions at CPA firms: Kaufman, Rossin & Co., P.A. and Alexander Grant & Co., P.A. Among other degrees, he holds an M.B.A. in Finance from Northwestern University and a J.D. and L.L.M. in taxation from the University of Miami. Mr. Yelen’s knowledge of accounting and finance makes him a valuable member of the Board of Directors.

Manuel E. Machado became one of our directors on June 3, 2010. Mr. Machado has been the Chief Executive Officer and Co-Chairman of MGSCOMM, an integrated marketing communications agency, one of the fastest-growing marketing communications agencies in the country, since its formation in March 2003. Mr. Machado was also elected to the board of directors of Worldwide Partners, Inc. (worldwidepartners.com) on May 26, 2010. MGSCOMM and Worldwide Partners, Inc. are not affiliates of the Company. Prior to the formation of MGSCOMM in 2003, Mr. Machado developed successful communications programs for some of the world’s most renowned brands such as McDonald’s Corporation, Coors Brewing, Ford Motor Co., Bacardi, Coca Cola, MasterCard International, Ralston Purina, Proctor & Gamble, Nike, Pisco Chile and the Government of Chile. He is also the founder of The Meka Group, a marketing communications agency later known as BVK/Meka, and served as its CEO from 1994 to 2003. Mr. Machado has also held key positions in companies of worldwide recognition such as Univision Network, Burson-Marsteller and Bacardi. Mr. Machado is a Past Chairman of the Association of Hispanic Advertising Agencies (AHAA), www.ahaa.org. He has been involved with the community through several organizations, including being named Trustee of the Vizcaya Museum and Gardens, the Latin Grammy’s Host Committee, the WLRN Board of Trustees, the Voices for Children Foundation Board of Directors, the Miami-Dade County Sister Cities Program, the Mercy Foundation Ambassadors Board of Directors, the Hialeah Foundation Board of Directors, Trustee of the Greater Miami Chamber of Commerce, and Trustee of the Beacon Council. Mr. Machado’s knowledge of media advertising and marketing communications makes Mr. Machado an important contributor to the Board of Directors.

Jason L. Shrinsky became one of our directors on November 2, 1999. Mr. Shrinsky is a retired partner from the law firm Kaye Scholer LLP, which he joined as a partner in 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Kaye Scholer LLP has served as our legal counsel for more than 20 years. Mr. Shrinsky’s legal background and long-time relationship with the Company provides him with a broad understanding of the financial transactions undertaken by the Company and the operational, financial, legal, regulatory and strategic issues facing the Company and the Board of Directors.

Executive Officers Who Are Not Directors
In addition to those directors named above who are also our executive officers, the following table sets forth information concerning non-director employees who serve as our executive officers. Our executive officers serve at the discretion of the Board of Directors.

Name	Age	Position with SBS
Executive Officers
Albert Rodriguez	46	Chief Revenue Officer of the Company and General Manager of the Miami Television Market
Marko Radlovic	47	Chief Revenue Officer of Radio Segment and General Manager of the Los Angeles Radio Market
Melanie M. Montenegro	36	Executive Vice President and General Counsel
Albert Rodriguez became the Chief Revenue Officer of the Company’s consolidated operations on January 3, 2011 and continued in his position as the General Manager of the Miami television market. Mr. Rodriguez is responsible for overseeing the revenue and profit performance of the Company’s consolidated operations, including radio, television, interactive and entertainment divisions, and the day-to-day operational matters of the Miami television market. From October 12, 2010 to January 2, 2011, Mr. Rodriguez was the Chief Revenue Officer of the television segment and General Manager of the Miami television market, and he was General Manager of the Miami television market from January 21, 2010 through October 11, 2010. From November 1999 through January 2010, Mr. Rodriguez was the General Sales Manager for the Company’s radio properties in Miami — WCMQ-FM 92.3 “Clásica 92,” WRMA-FM 106.7 “Romance,” and WXDJ-FM 95.7 “El Zol 95.7.” Under Mr. Rodriguez’s management, El Zol 95.7 set the record for being the highest billing station in Florida’s history in 2005.
Marko Radlovic became our Chief Revenue Officer of the Company’s radio segment and General Manager and Senior Vice President of the Los Angeles radio market on July 19, 2010. Mr. Radlovic is responsible for overseeing the revenue and profit performance of the Company’s radio segment and the day-to-day operational matters of the Los Angeles radio market. Previously, Mr. Radlovic was the Company’s Chief Operating Officer from July 21, 2005 through November 6, 2007 and the Chief Revenue Officer from December 2003 through July 2005. Mr. Radlovic was Vice President/General Manager for our Los Angeles radio cluster from January 2002 until November 2003 and previously served as Vice President of Sales for the Los Angeles cluster. Prior to joining us, he was Market Manager for Cumulus Media in Southern California from January 2001 until August 2001 and was Vice President/General Manager for AM/FM Inc. in Los Angeles from October 1998 to October 2000.
Melanie M. Montenegro became our Executive Vice President and General Counsel on December 14, 2010. As executive vice president and general counsel, Ms. Montenegro is responsible for a wide range of corporate functions, including legal, governance, securities, mergers and acquisitions, litigation, business development, and compliance. Previously, Ms. Montenegro served as corporate counsel for the Company managing the day-to-day activities and operations of the legal department. Prior to joining the Company in 2006, Ms. Montenegro was an attorney with the law firm Kaye Scholer, LLP in New York City from August 1999 to May 2005. She received her J.D., from Hofstra University School of Law and also holds a B.A. in Political Science, Spanish Language and Literature.

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
Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during Fiscal Year 2010, the Reporting Persons timely complied with all Section 16(a) filing requirements applicable to them, except that Mr. Yelen filed one late report with respect to one transaction that occurred prior to his appointment to the Board of Directors.
Code of Business Conduct and Ethics
We have a Code of Ethics, which is within the meaning of Item 406(b) of Regulation S-K. All of our directors, officers and employees, including our CEO and CFO, are required to abide by our business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner.
The purpose of the Code of Ethics is to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) full, fair, accurate, timely and understandable disclosures in reports and documents filed by us with, or submitted to, the SEC or otherwise publicly communicated by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations to the Code of Ethics to appropriate persons identified therein and (v) accountability for adherence to the Code of Ethics. Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.
This Code of Ethics is publicly available on our Internet website at www.spanishbroadcasting.com under the tab entitled “Investor Info/Code of Conduct.” If we make substantive amendments to the Code of Ethics or grant any waiver from its provisions to our principal executive, financial or accounting officers, or persons performing similar functions, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.
Procedures to Recommend Nominees to the Board of Directors
There were no material changes to the procedures by which securityholders may recommend nominees to the Company’s Board of Directors for the fiscal year ended December 31, 2010.
The Board of Directors
Our business and affairs are managed under the direction of the Board. The Board meets on a regularly scheduled basis during our fiscal year to review significant developments affecting us and to act on matters requiring its approval. The Board also holds special meetings as required from time to time when important matters arise between scheduled meetings that require action by the Board. During 2010, the Board consisted of Raúl Alarcón, Jr., Joseph A. García, José A. Villamil, Mitchell A. Yelen, Manuel E. Machado and Jason L. Shrinsky. Messrs. Villamil, Machado and Yelen were deemed to be independent as defined under Rule 5605(a)(2) of the National Association of Securities Dealers’ (“Nasdaq”) Listing Rules. Mr. Machado was appointed to the Board, the Audit Committee and the Compensation Committee on June 3, 2010.
The Board held a total of nine meetings during the fiscal year ended December 31, 2010 (“Fiscal Year 2010”). Each incumbent director who was a director of SBS during Fiscal Year 2010 attended 75% or more of the aggregate number of meetings of the Board and the meetings of all committees of the Board on which he served during the period of time in which he served. The independent members of the Board regularly meet in executive session without any employee directors or other members of management in attendance.
Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) and a Compensation Committee. The functions and membership of each committee of the Board are set forth below. Our Board does not have, and as a controlled company, the Nasdaq Listing Rules do not require us to have, a standing nominating committee.

Controlled Company Exemption
We are a “controlled company” as defined in Rule 5615(c)(1) of the Nasdaq Listing Rules because more than 50% of our voting power is held by Raúl Alarcón, Jr., our Chairman of the Board, President and Chief Executive Officer (“CEO”). As a “controlled company,” we are exempt from the requirements of Rule 5605(b), (d) and (e) of the Nasdaq listing standards that would otherwise require us to have (i) a majority of independent directors on the Board, (ii) compensation and nominating committees composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected or recommended to the Board for selection, either by a majority of the independent directors, or a nominating committee composed solely of independent directors. Consequently, we are exempt from independent director requirements of Rule 5605(b), (d) and (e) of the Nasdaq Listing Rules, except for the requirements under subsection (b)(2) thereof pertaining to executive sessions of independent directors and those under subsection (c) thereof pertaining to the Audit Committee. Currently, we have an Audit Committee and Compensation Committee composed solely of independent directors.
Board Leadership Structure
Raúl Alarcón, Jr. serves as our Chairman of the Board, President and CEO. Our Board believes that combining the role of Chairman of the Board and CEO furthers development and execution of the Company’s strategy, facilitates information flow between management and the Board and promotes efficiency given the size of the Company and its operations. Our Board believes that Mr. Alarcón’s service as both Chairman of the Board and CEO is in our and our stockholders’ best interests. In addition, Mr. Alarcón has extensive experience in radio broadcasting and possesses detailed and in-depth knowledge of the issues, opportunities and challenges that we face. Our Board believes that he is, therefore, best positioned to develop agendas that ensure that our Board’s time and attention are focused on the most critical matters.
Mr. Alarcón is not an independent director. We do not have a lead independent director. We believe the governance structure we have is customary for public companies in which the lead stockholder continues to retain a majority voting interest, and we regard Mr. Alarcón’s leadership role on the Board as positive for the Company in that it fosters stability and encourages consensus-building between Board initiatives and stockholder support.
Although our Board believes that the combination of the Chairman of the Board and CEO roles is appropriate in the current circumstances, our Board has not established this approach as policy, and will routinely review its determination as circumstances dictate and from time to time.

Risk Oversight
Our Board as a whole has responsibility for risk oversight. Our Board meets regularly to discuss the strategic direction and the issues and opportunities facing our company in light of trends and developments in the broadcasting industry and general business environment. Throughout the year, our Board provides guidance to management regarding our strategy and helps to refine our operating plans to implement our strategy. The involvement of the Board in setting our business strategy is critical to the determination of the types and appropriate levels of risk undertaken by the Company. Our Board is responsible for risk oversight as part of its fiduciary duties to the stockholders and the Company, and our Board administers its risk oversight function as a whole and through its committees. For example, the Audit Committee is charged with the task of overseeing the Company’s risk management process on behalf of the Board. The Audit Committee periodically meets with the Company’s senior management to review the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. In addition, the Compensation Committee considers the risks that may be affected by the Company’s executive compensation programs. While the full Board, and its committees, oversee the Company’s risk management, the Company’s management is responsible for the implementation of the Company’s risk management guidelines and policies and the Company’s day-to-day risk management process. Finally, the Board believes that the combined Chairman and CEO leadership structure of the Board allows for quick and definitive assessment of issues that should be brought to the Board’s attention.
Committees of our Board of Directors
Audit Committee
The Audit Committee currently consists of José A. Villamil, Manuel E. Machado and Mitchell A. Yelen, each of whom has been determined to be independent as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules and the SEC’s director independence standards for Audit Committee members. Mr. Machado was elected to serve on the Audit Committee on June 3, 2010.
The Audit Committee has determined that Mr. Yelen qualifies as an “audit committee financial expert” as that term is defined by applicable SEC rules and regulations and serves as the Chairman of the Audit Committee. All members of the Audit Committee are able to read and understand basic financial statements, including a balance sheet, income statement, and cash flow statement. The Audit Committee held four meetings during Fiscal Year 2010.
The primary purpose of the Audit Committee is to assist the Board in its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, and the qualifications, independence, financial reporting process, and performance of the Company’s independent registered public accounting firm (the “Independent Registered Public Accounting Firm”). In fulfilling its oversight responsibilities, the Audit Committee:
•	reviews our annual audited and quarterly unaudited consolidated financial statements;

•	reviews and approves related party transactions;

•	reviews our financial reporting process and disclosure and internal controls and procedures, including major issues regarding accounting principles and financial statement presentation, and critical accounting policies to be used in the consolidated financial statements;

•	reviews and discusses with management and the Independent Registered Public Accounting Firm the Company’s internal controls and the Independent Registered Public Accounting Firm’s attestation of the report;

•	appoints, oversees, and approves the fees paid to the Independent Registered Public Accounting Firm;

•	reviews with the Independent Registered Public Accounting Firm the scope of the annual audit, including fees and staffing, and approves all audit and permitted non-audit services provided by the Independent Registered Public Accounting Firm;

•	reviews findings and recommendations of the Independent Registered Public Accounting Firm and management’s response to the recommendations of the Independent Registered Public Accounting Firm;

•	discusses policies with respect to risk assessment and risk management, our major risk exposures, and the steps management has taken to monitor and mitigate such exposures; and

•	reviews compliance with the Company’s Code of Business Conduct and Ethics (“Code of Ethics”) and whistleblower policies.

A full description of the Audit Committee’s primary responsibilities is contained in its written charter, which is publicly available on our Internet website at www.spanishbroadcasting.com under the tab entitled “Investor Information/Audit Committee Charter.”
Compensation Committee
The Compensation Committee currently consists of Messrs. Villamil, Machado and Yelen, each of whom has been determined to be independent as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Mr. Villamil serves as the Chairman of the Compensation Committee. Mr. Machado was elected to serve on the Compensation Committee on June 3, 2010. The Compensation Committee held five meetings during Fiscal Year 2010.
The Board has determined that all Compensation Committee members are “independent” under the Nasdaq Listing Rules listing standards. The Board has also determined that each Compensation Committee member qualifies as a “Non-Employee Director” under Rule 16b-3 of the Exchange Act and that each member, qualifies as an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The Compensation Committee reviews our compensation practices and policies, annually reviews performance and approves the compensation for the CEO and other senior executives, and reviews and discusses with management the compensation disclosures prepared in accordance with the SEC’s disclosure rules for executive compensation. In addition, the Compensation Committee:
•	reviews and makes recommendations to management with respect to our overall compensation programs and policies;

•	approves the adoption, amendment, and termination of incentive compensation and deferred compensation programs for our employees;

•	approves employment agreements and severance arrangements for the CEO, as appropriate;

•	approves employment agreements and severance arrangements for our senior executives (other than the CEO), as appropriate;

•	interprets and supervises the administration of our stock and long-term incentive compensation programs; and

•	exercises all authority of the Board under our equity-based plans.
A full description of the Compensation Committee’s primary responsibilities is contained in its written charter, which is publicly available on our Internet website at www.spanishbroadcasting.com under the tab entitled “Investor Info/Compensation Committee Charter.”
The Role of Executive Officers in Determining Executive Compensation
Our CEO develops recommendations regarding executive compensation, including proposals relative to compensation for individual executive officers, using internal and external resources. These resources include such things as compensation surveys, external data and reports from consultants and data, reports and recommendations from internal staff. Recommendations from our CEO include and consider all aspects of the compensation program — philosophy, design, compliance and competitive strategy — as well as specific actions regarding individual executive officer compensation. The Compensation Committee reviews these recommendations, and decides whether to accept, reject, or revise the proposals.
Our CEO and Chief Financial Officer (“CFO”) assist the Compensation Committee in understanding key business drivers included in program designs, especially incentive programs. This may include defining related measures and explaining the mutual influence on or by other business drivers and the accounting and tax treatment relating to certain awards. Our CEO and CFO also provide updates to the Compensation Committee regarding current and anticipated performance outcomes and their impact on executive compensation.
Our General Counsel, with the assistance of outside counsel for the Compensation Committee, ensures that appropriate plan documentation and approvals are received in order to keep executive pay programs in compliance with applicable laws and stock exchange listing requirements. Our General Counsel and outside counsel also advise the Audit Committee, the Compensation Committee and our Board regarding compliance with appropriate governance standards and requirements.

Role of the Compensation Committee Advisor
The Compensation Committee has retained an outside consultant, Towers Watson, to assist it in formulating and evaluating our executive compensation program for Fiscal Year 2011. Towers Watson will work with the Compensation Committee to:
•	Provide comparative market data for our peer group, developed with the Compensation Committee and management, with respect to compensation matters;
•	Analyze our compensation and benefit programs relative to our peer group;
•	Advise the Compensation Committee on compensation matters;
•	Summarize the results of the benchmarking and peer group analysis in a report to the Compensation Committee and members of management, as appropriate; and
•	Participate in meetings with the full Board to present the results of the peer group analysis.
In order to encourage an independent view point, the Compensation Committee and its members have access to Towers Watson at any time without management present and have consulted from time to time with Towers Watson without management present.
If the Company wishes to engage Tower Watson for services other than those that Tower Watson provides to the Compensation Committee, such services will be subject to approval by the Compensation Committee. Tower Watson did not provide any services to the Compensation Committee or the Company during Fiscal Year 2010.
Disclosure Committee
The Disclosure Committee, as described below, was established by us to ensure compliance with the reporting requirements established by the SEC and is made up of certain key employees of the Company. The Disclosure Committee currently consists of Joseph A. García (Senior Executive Vice President, CFO, Chief Administrative Officer and Secretary), the chairman of the committee, Melanie M. Montenegro (Executive Vice President and General Counsel), Albert Rodriguez (Chief Revenue Officer of the Company), Marko Radlovic (Chief Revenue Officer of the radio segment), José Molina (Vice President of Finance), Frank Soricelli (Corporate Controller), and Nelson Santos (Vice President of Management Information Systems).
The general purpose of the Disclosure Committee is to design, establish and maintain a system of controls and procedures to ensure that information required to be disclosed in the reports and statements filed by us pursuant to the Exchange Act, is reported in conformity with the rules and forms of the SEC. The Disclosure Committee assists the CEO, CFO and the Audit Committee in monitoring (i) the integrity of the financial statements, policies, procedures and the internal financial and disclosure controls and risks of the Company, and (ii) our compliance with regulatory requirements, to the extent that these policies, procedures and controls may generate either financial or non-financial disclosures in our filings with the SEC.
Nominating Committee
Our Board does not have a standing nominating committee or a committee serving a similar function. As a controlled company, the Nasdaq Listing Rules do not require us to have such a committee. The Board has determined that rather than a nominating committee, it is the most appropriate body for identifying director candidates and selecting nominees to be presented at the annual meeting of stockholders.
Director Nominations
As noted above, because Raúl Alarcón, Jr., our CEO, President and Chairman of the Board, holds more than 50% of our voting power, we are deemed to be a “controlled company” under the Nasdaq Listing Rules. Because we are a controlled company, the Board has not elected to establish a separate nominating committee or formal rules governing director nominations from stockholders. The functions of evaluating and nominating director candidates are performed by the Board as a whole. The Board will, from time to time, review biographical information and background material relating to potential candidates and interview selected candidates. The Board does not currently have a charter or written policy with regard to the nomination process. We have not engaged a third party to assist us in identifying and evaluating the individuals nominated for election as directors at the 2011 Annual Meeting of Stockholders.
The Board has not set specific, minimum qualifications that must be met by director candidates. In deciding whether to nominate any particular candidate for election to the Board, the Board considers the appropriate skills and personal characteristics needed in light of the makeup of the current Board, including considerations of each candidate’s integrity, character, sound judgment, business acumen, professional skills and experience, knowledge of our business and industry, differences in viewpoint, education, possible conflicts of interest, the ability to act in the interests of our stockholders and other individual qualities and attributes. Further, while the Board does not have a formal diversity policy, it identifies qualified potential candidates without regard to any candidate’s race, color, disability, gender, national origin, sexual orientation, religion or creed. The Board seeks to ensure the fair representation of all stockholder interests on the Board. The Board believes that the use of these general criteria, along with a non-discriminatory policy, will best result in a Board that evidences that diversity in many respects. The Board believes that it currently maintains that diversity. The Board also considers whether a potential nominee would satisfy the Nasdaq Listing Rules’ definition of “independent” and the SEC’s definition of “audit committee financial expert.” We believe that the backgrounds and qualifications of our directors, considered as a group, provides a composite mix of experience, knowledge and abilities that allows the Board to fulfill its responsibilities.

Stockholder Communications with the Board of Directors
Stockholders of SBS seeking to communicate with the Board, the chairs of the Audit and Compensation Committees of the Board, or with any of our other directors, should submit any communications in writing to the following address: Spanish Broadcasting System, Inc., c/o Melanie M. Montenegro, General Counsel, 2601 South Bayshore Drive, PH 2, Coconut Grove, Florida 33133. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” Any such communication must identify the author as a stockholder, must include the stockholder’s full legal name, address, valid telephone number, the number of shares beneficially owned by the stockholder and, if applicable, the name of any specific intended recipient. We will forward any such communication to the full Board or to any individual director or directors to whom the communication is directed following its clearance through normal review and appropriate security procedures.
Whistleblower Hotline
We have a whistleblower policy (the “Whistleblower Policy”), which establishes procedures for (i) the receipt, retention and treatment of complaints received by our company regarding accounting, internal accounting controls or auditing matters, and (ii) the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.
If you wish to contact our Audit Committee to report complaints or concerns relating to the financial reporting of our company, you may do so by using the various alternatives provided by us, such as (i) writing directly to the Chairman of the Audit Committee, c/o Director of Internal Audit, Spanish Broadcasting System, Inc., 2601 South Bayshore Drive, PH 2, Coconut Grove, Florida 33133 or (ii) confidentially and anonymously by calling a toll free telephone “hotline” operated by an independent party at (866) 789-1229. A copy of our Whistleblower Policy is available on our Internet website at www.spanishbroadcasting.com under the tab entitled “Investor Info/Ethics and Compliance Hotline .”

Item 11.	Executive Compensation
Summary Compensation Table
The following table discloses compensation for the fiscal years ended December 31, 2010 and December 31, 2009 received by our (i) President and CEO, Raúl Alarcón, Jr., (ii) Senior Executive Vice President, CFO, CAO and Secretary, Joseph A. García, (iii) our former Chief Revenue Officer of the radio segment and General Manager of the New York market, Frank Flores, who resigned on July 19, 2010, and (iv) Chief Revenue Officer of the radio segment and General Manager of the Los Angeles market, Marko Radlovic. These individuals are also referred to in this Form 10-K/A as our “named executive officers” or “NEOs.”

						Stock	Option	All Other
		Salary		Bonus		Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)		($)		($)(a)	($)(a)	($)		($)

Raul Alarcon, Jr.	2010	1,250,000		518,133	(b)	—	64,360	150,390	(c)	1,982,883
Chief Executive Officer, President and Chairman of the Board of the Directors	2009	1,250,000		1,002,295		—	61,560	172,503		2,486,358

Joseph A. Garcia	2010	525,000		50,000	(d)	—	—	47,513	(e)	622,513
Senior Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary	2009	525,000		100,000		—	—	37,027		662,027

Frank Flores(f)	2010	129,427	(f)	—		—	—	11,716	(g)	141,143
Chief Revenue Officer of the radio segment and General Manager of the New York market	2009	292,310		317,381		—	—	*		609,691

Marko Radlovic(h)	2010	275,000	(h)	72,273	(i)	—	—	15,552	(j)	362,825
Chief Revenue Officer of the radio segment and General Manager of the Los Angeles market

*	Indicates amounts less than $10,000.

(a)	Represents the aggregate grant date fair value computed in accordance with FASB Topic ASC 718 (“ASC 718”). See Note 10(c) to the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of the Original 10-K, for a discussion of the assumptions used to value equity-based compensation.

(b)	For Fiscal Year 2010, Mr. Alarcón received a $18,133 contractual performance bonus and a $500,000 discretionary bonus.

(c)	Per Mr. Alarcón’s employment agreement, he is entitled to the use of an automobile and driver, personal tax services, telecommunication services, health insurance benefits and a separate life insurance policy. In Fiscal Year 2010, we incurred expenses related to the usage of an automobile and driver of $74,361, telecommunication services of $33,009, health insurance premiums of $25,684, computer equipment of $621, and life insurance premium of $ 16,715, respectively.

(d)	For Fiscal Year 2010, Mr. García received a $50,000 discretionary bonus.

(e)	Per Mr. García’s employment agreement, he is entitled to the use of an automobile, related car expenses, health insurance benefits and telecommunication services. In Fiscal Year 2010, we incurred expenses related to the usage of an automobile of $20,036, telecommunications services of $1,500, and health insurance premiums of $25,977, respectively.

(f)	Mr. Flores resigned on July 19, 2010.

(g)	Per Mr. Flores’ employment agreement, he was entitled to automobile related allowance and certain health insurance benefits. For Fiscal Year 2010, we incurred expenses of $2,700 related to the automobile related allowance and health insurance premiums of $9,016, respectively.

(h)	Mr. Radlovic was appointed Chief Revenue Officer of the radio segment and General Manager of the Los Angeles market effective July 19, 2010. This table reflects his complete compensation for Fiscal Year 2010, the only year covered by the table in which he served as a named executive officer. Mr. Radlovic previously was a named executive officer in 2007 and 2008.

(i)	For Fiscal Year 2010, Mr. Radlovic received a $72,273 discretionary performance bonus in his role as General Manager of the Los Angeles market.

(j)	Mr. Radlovic is entitled to a monthly automobile allowance and certain health insurance benefits. For Fiscal Year 2010, we incurred expenses of $6,000 related to the automobile allowance and health insurance premiums of $9,552, respectively.

Employment Agreements
To further assist our stockholders in understanding the elements of compensation disclosed in the Summary Compensation Table, the material terms of our agreements with Messrs. Alarcon, Garcia, Flores and Radlovic are described below.
The Compensation Committee seeks to ensure that our executive compensation aligns with our corporate strategies, business objectives and the long-term interests of our stockholders and helps attract, retain and motivate the key personnel it needs to conduct its business. Compensation levels are intended to fairly compensate the Company’s named executive officers. We use base salary to provide each named executive officer a fixed amount of money during the year with the expectation that he will perform his job to the best of his ability and in the best interests of the Company. Executive salaries for Fiscal Year 2010 were not increased. For Fiscal Year 2010, discretionary performance bonuses were intended to reward the named executive officers for both Company and individual performance for the year. In evaluating performance for Fiscal Year 2010 for purposes of making a subjective determination of appropriate bonus amounts, the Compensation Committee considered the Company’s Fiscal Year 2010 operating results. We believe that by providing our executives the opportunity to increase their ownership of stock, the benefits of stockholders and executives will be more aligned, and we will encourage long-term performance. We provide executive officers with limited personal benefits and perquisites that are intended to enhance the attraction and overall retention value of the compensation program. The Compensation Committee believes that severance benefits help retain qualified executives and are an important component of a competitive compensation program.
Raúl Alarcón, Jr.
The compensation of Mr. Alarcón, Jr., our Chairman of the Board, CEO and President, in Fiscal Year 2010 was primarily determined by the amended and restated employment agreement we entered into with him on October 25, 1999 (the “Alarcón Employment Agreement”). The Alarcón Employment Agreement has automatically renewed for successive one-year periods since December 31, 2004, and will continue to do so unless terminated by either party on 90-day’s notice prior to December 31 of any year.
Base Salary. Pursuant to the Alarcón Employment Agreement, Mr. Alarcón, Jr. is entitled to an annual base salary of not less than $1,000,000. On March 10, 2007, the Compensation Committee increased Mr. Alarcón Jr.’s base salary to $1,250,000, effective April 1, 2007.
Bonus. Under the Alarcón Employment Agreement, Mr. Alarcón, Jr. is entitled to an annual contractual bonus equal to 7.5% of same station annual broadcast cash flow (now known as station operating income) growth, including (on a pro rata basis from the date the station was acquired) acquired stations on a pro forma basis or a greater amount in the discretion of the Board. For Fiscal Year 2010, Mr. Alarcón, Jr. received a contractual bonus of $18,133 and a discretionary performance bonus of $500,000. Mr. Alarcón’s discretionary bonus was determined by the Compensation Committee after a thorough review of the Company’s financial results for 2010, Mr. Alarcón’s management of the Company’s affairs and his efforts to promote the Company’s interests and guide its business and programming. The Compensation Committee commended his tireless efforts to seek opportunities for the Company’s growth. In particular, the Compensation Committee cited with approval his work with the Puerto Rico operations and his identification of acquisition opportunities.
Securities. During each year of his employment term, Mr. Alarcón, Jr. is entitled to receive an option to purchase 100,000 shares of Class A common stock, which vests immediately, at an exercise price equal to the fair market value of the Class A common stock on the applicable grant date. On October 27, 2010, Mr. Alarcón, Jr. received an option to purchase 100,000 shares of Class A common stock, at an exercise price of $0.77 per share.
Benefits; Perquisites. Mr. Alarcón, Jr. is entitled to receive executive health insurance benefits provided to all of our executives, such as life and long-term disability insurance for himself and health insurance for himself and his family. In addition, Mr. Alarcón, Jr. is entitled to certain perquisites, such as life insurance, reimbursement for personal tax, accounting expenses, telecommunications services and the use of a company car and a driver.
Severance. Mr. Alarcón, Jr. is entitled to receive severance benefits upon termination in certain circumstances. The severance benefits are described in “Potential Payments upon Termination or Change in Control” table below.
The Compensation Committee determined that Mr. Alarcón, Jr.’s compensation for Fiscal Year 2010 was fair and reasonable based on his individual performance and his unique contribution to our operational, financial and strategic results for Fiscal Year 2010 and that his compensation for the year was in line with the Company’s overall compensation objectives.

Joseph A. García
The compensation of Mr. García, our Senior Executive Vice President, CFO, CAO and Secretary, in Fiscal Year 2010 was determined by the amended and restated employment agreement we entered into with him on August 4, 2008, as amended on April 19, 2011 (the “Employment Agreement”). The term of the Employment Agreement is for three years and will automatically renew for additional one-year periods, unless either party gives notice at least 60 days prior to the end of the then-current term.
Base Salary. On August 4, 2008, pursuant to the Employment Agreement, Mr. García’s annual base salary was increased to $525,000. The base salary is subject to an annual review and may be increased from time to time as recommended by the CEO and approved by the Compensation Committee. The Compensation Committee did not increase Mr. Garcia’s base salary in Fiscal Year 2010.
Bonus. Under the Employment Agreement, if the threshold level of performance is achieved, Mr. García is eligible to receive an annual cash bonus upon the attainment of individual pre-established goals and the Company’s performance goals, of no less than $100,000 and no more than $300,000 for each fiscal year completed during the term. No bonus is guaranteed for performance that fails to meet the threshold level of performance. In the event that the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the Federal securities laws, Mr. García is required to reimburse the Company for the amount of any annual bonus or any other incentives paid to him based on the financial results that are materially restated downward. In Fiscal Year 2010, Mr. García received a discretionary bonus of $50,000. Mr. Garcia’s bonus was determined by the Compensation Committee after a thorough review of the Company’s financial results for 2010, management’s recommendations and his handling of the Company’s finances, cash flow and expenses. The Compensation Committee commended his efforts to manage expenses and begin the process of refinancing the Company’s debt in 2012.
Securities. Mr. Garcia received equity grants in 2008, pursuant to the Employment Agreement. The Employment Agreement did not provide for equity grants in Fiscal Year 2010.
Benefits; Perquisites. Mr. García is entitled to receive executive health insurance benefits provided to all of our executives, such as life and long-term disability insurance for himself and health insurance for himself and his family. In addition, under the Employment Agreement Mr. García is entitled to certain perquisites, such as the use of an automobile, related car expenses and telecommunications services. On April 19, 2011, the Compensation Committee amended this automobile perquisite, Mr. Garcia is now entitled to an annual automobile allowance equal to $20,400.
Severance. Mr. García is entitled to receive severance benefits upon termination in certain circumstances. The severance benefits are described in “Potential Payments upon Termination or Change in Control” table below.
The Compensation Committee determined that Mr. Garcia’s compensation for Fiscal Year 2010 was fair and reasonable based on his individual performance and his unique contribution to our operational, financial and strategic results for Fiscal Year 2010 and that his compensation for the year was in line with the Company’s overall compensation objectives.
Frank Flores
The compensation of Mr. Flores, our former Chief Revenue Officer and General Manager of the New York market, in Fiscal Year 2010 was primarily determined by the amended and restated employment agreement we entered into with him on April 6, 2009 and effective April 1, 2009, (the “Flores Employment Agreement”). Mr. Flores resigned effective June 19, 2010.
Base Salary. Pursuant to the Flores Employment Agreement, Mr. Flores was entitled to receive an annual base salary of $250,000.
Bonus. Under the Flores Employment Agreement, Mr. Flores was entitled to (i) an annual New York consolidated station operating income performance bonus and (b) an annual radio consolidated station operating income performance bonus, based on achieving certain station operating income targets based upon the CEO’s recommendation and subject to the Compensation Committee’s approval. In Fiscal Year 2010, Mr. Flores did not receive a consolidated station operating income performance bonus as a result of his resignation.
Benefits; Perquisites. Mr. Flores was entitled to receive executive medical insurance benefits provided to all of our executives, such as life and long-term disability insurance for himself and health insurance for himself and his family.
Severance. Mr. Flores did not receive severance or any other post-termination benefits in connection with his resignation.
The Compensation Committee determined that Mr. Flores’ compensation for Fiscal Year 2010 was fair and reasonable based on his individual performance and contribution to our operational, financial and strategic results for Fiscal Year 2010 and that his compensation for the year would have been in line with its overall compensation objectives.

Marko Radlovic
The compensation of Mr. Radlovic, our Chief Operating Officer of the radio segment and General Manager of the Los Angeles radio market, in Fiscal Year 2010 was primarily determined by a letter agreement we entered into with him on July 19, 2010 (the “Letter Agreement”).
Base Salary. Pursuant to the Letter Agreement, Mr. Radlovic is entitled to receive an annual base salary of $275,000.
Bonus. Under the Letter Agreement, Mr. Radlovic is eligible to receive an annual performance bonus based on achieving certain performance targets for the Los Angeles radio market and the Company’s radio segment. In Fiscal Year 2010, Mr. Radlovic received a $72,273 discretionary performance bonus in his role as General Manager of the Los Angeles market for achieving certain targets of his station operating income performance budget.
Benefits; Perquisites. Mr. Radlovic is entitled to receive executive medical insurance benefits provided to all of our executives, such as life and long-term disability insurance for himself and health insurance for himself and his family. In addition, Mr. Radlovic is entitled to certain perquisites, including a monthly automobile allowance.
Severance. Mr. Radlovic is entitled to receive severance benefits upon termination in certain circumstances. The severance benefits are described in “Potential Payments upon Termination or Change in Control” table below.
The Compensation Committee determined that Mr. Radlovic’s compensation for Fiscal Year 2010 was fair and reasonable based on his individual performance and contribution to our operational, financial and strategic results for Fiscal Year 2010 and that his compensation for the year was in line with the Company’s overall compensation objectives.

Outstanding Equity Awards At Fiscal Year-End 2010
The following table summarizes equity awards outstanding as of December 31, 2010 for each of our named executive officers. The closing price of our Class A common stock on December 31, 2010 was $0.72.

	Option Awards				Stock Awards
	Number of	Number of			Number of		Market Value
	Securities	Securities			Shares or		of Shares or
	Underlying	Underlying			Units of		Units of
	Unexercised	Unexercised	Option		Stock That		Stock That
	Options	Options	Exercise	Option	Have Not		Have Not
	Exercisable	Unexercisable	Price	Expiration	Vested		Vested
Name	(#)	(#)	($)	Date (a)	(#)		($)
Raul Alarcon, Jr.	100,000	—	$7.77	10/27/2011	—		—
	100,000	—	$6.13	10/27/2012	—		—
	100,000	—	$8.69	10/25/2013	—		—
	100,000	—	$9.98	10/27/2014	—		—
	100,000	—	$6.27	10/25/2015	—		—
	100,000	—	$4.79	10/27/2016	—		—
	100,000	—	$2.62	10/27/2017	—		—
	100,000	—	$0.20	10/27/2018	—		—
	100,000	—	$0.73	10/27/2019	—		—
	100,000	—	$0.77	10/27/2020	—		—
					30,000	(b)	21,600

Joseph A. Garcia	150,000	—	$9.10	1/16/2012	—		—
	50,000	—	$11.78	1/21/2014	—		—
	25,000	—	$10.79	3/7/2015	—		—
	125,000	—	$0.45	9/3/2018	—		—

Marko Radlovic	20,000	—	$9.20	8/30/2011	—		—
	15,000	—	$9.10	1/16/2012	—		—
	90,000	—	$9.44	11/6/2013	—		—
	62,500	—	$10.10	11/3/2014	—		—
	25,000	—	$8.50	7/21/2015	—		—
	62,500	—	$5.08	11/23/2015	—		—

(a)	The expiration date of each option occurs 10 years after the stock option grant date. If a NEO is terminated, the stock options will expire based on the plan’s terms.

(b)	Restricted stock vested on January 1, 2011.

Elements of Post-Termination Compensation
We do not have a practice of providing retirement benefits, including any supplemental executive retirement plans, to our NEOs. Our NEOs have entered into employment agreements with us in which these agreements each contain certain post-termination compensation, such as severance payments or change-in-control provisions. In addition, we retain the discretion to utilize the offer of severance and/or change-in-control protection as an incentive in hiring our NEOs.
Pension Benefits
We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan.
Nonqualified Deferred Compensation
We do not provide any nonqualified defined contribution or other deferred compensation plans.
Potential Payments upon Termination or Change in Control
In accordance with the rules of the SEC, the following table presents our estimate of amounts payable to the NEOs, under our 1999 Stock Option Plan, Omnibus Plan and their employment agreements, assuming that each of the indicated triggering events discussed in the table below occurred on December 31, 2010, and the equity awards under the 1999 Stock Option Plan and Omnibus Plan were neither assumed by a successor corporation nor replaced with a cash retention program.

The following table describes and quantifies the benefits and compensation to which the NEOs would have been entitled to under their employment agreements and other existing plans and arrangements if their employment had terminated on December 31, 2010, based on their compensation and services on that date. The amounts shown on the table do not include payments and benefits available generally to salaried employees upon termination of employment, such as accrued vacation pay, distribution from the 401(k) plan, or any death, disability or health benefits available under broad-based employee plans. Post-termination benefits vary by executive and type of termination.
Potential Payments Upon Termination or Change of Control

					Value of	Value of
	Severance		Severance		Stock	Option	Other
	(Salary)		(Bonus)		Acceleration	Acceleration	Benefits		Total
Name	($)		($)		($)	($)	($)		($)
Raúl Alarcón, Jr.
Without Cause	917,808	(a)	—		—	—	31,866	(b)	949,674
With Cause	458,904	(c)	—		—	—	—		458,904
Death	917,808	(a)	—		—	—	18,858	(b)	936,666
Disability	917,808	(a)	—		—	—	31,866	(b)	949,674
Joseph A. García
Death or Disability	1,050,000	(d)	—		—	—	—		1,050,000
Prior to a Change of Control: Without Cause /With Good Reason/Non-Renewal by Company	1,050,000	(e)	—		—	—	27,866	(f)	1,077,866

Prior to the Second Anniversary of a Change of Control: Without Cause /With Good Reason/Non-Renewal by Company	1,050,000	(g)	100,000	(g)	—	—	27,866	(f)	1,177,866
Marko Radlovic
Without Cause	47,596	(h)	—		—	—	—		47,596

(a)	Represents the aggregate base salary payments which the executive would have received during the employment term if such termination had not occurred.

(b)	Represents the aggregate value of the continuation of the executive’s health and life insurance benefits for up to the employment term.

(c)	Represents 50% of the aggregate base salary payments which the executive would have received during the employment term if such termination had not occurred.

(d)	Represents two times the aggregate base salary payments which the executive would have received during a one-year period, provided we receive a release in a form acceptable to us.

(e)	Represents the aggregate base salary payments of the greater of the remainder of the term or 24 months, which the executive would have received if such termination had not occurred, provided we receive a release in a form acceptable to us.

(f)	Represents the aggregate value of the continuation of executive health insurance benefits for up to 12 months after such date of termination.

(g)	Represents two times the aggregate base salary and bonus payments which the executive would have received during a one-year period, provided we receive a release in a form acceptable to us.

(h)	At December 31, 2010, employment was “at-will.” In the event that the employment is terminated without cause, in exchange for a release in a form acceptable to us, Mr. Radlovic shall receive one week severance of his then annual base salary for every year served.
While we believe that the amounts shown above and the assumptions upon which they are based provide reasonable estimates of the amounts that would have been due to the NEOs in the event that any of the circumstances described above had occurred on December 31, 2010, the actual amounts due to the NEOs upon a triggering event will depend upon the actual circumstances and the employment agreements.
Change of Control Triggering Event
A change of control for purposes of Mr. García’s employment agreement is a change of control as defined under the Omnibus Plan. Pursuant to the Omnibus Plan, a change of control means a change in the ownership of the voting power or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company within the meaning of Section 409A of the Internal Revenue Code.

Non-Competition Provision
Mr. García has agreed that during his employment term and for a period of twelve months thereafter, he would not engage in certain competitive activities with us, including solicitation of employees or customers and interference with the relationship between us and any such person. In addition, he has also agreed to maintain the confidentiality of certain proprietary information during the term of his employment and thereafter.
Overview of Director Compensation and Procedures
The Compensation Committee may review the level of compensation of our non-employee directors periodically. Directors who are also our employees do not receive cash or equity compensation for service on the Board or any committee thereof. To determine how appropriate the current level of compensation for our non-employee directors is, SBS has historically obtained data from a number of different sources including:
•	publicly available data describing director compensation in peer companies;

•	survey data collected by our human resources department; and

•	information obtained from other companies.
Director Compensation
The annual fees paid to non-employee directors are $25,000 for service on the Board; $25,000 for service on the Audit Committee; and $25,000 for service on the Compensation Committee. All directors are reimbursed for the out-of-pocket expenses they incur in connection with their service. Our non-employee directors are also eligible to receive stock options under our Omnibus Plan.
2010 Director Compensation
The following table summarizes total compensation earned by each non-employee director during Fiscal Year 2010.

	Fees Earned
	or Paid in			All Other
	Cash	Option Awards		Compensation		Total
Name (a)	($)	($)		($)		($)
Manuel E. Machado (b)	37,500	75,015	(c)	—		112,515
Jose Antonio Villamil (b)	75,000	—		—		75,000
Mitchell Yelen (b)	75,000	—		—		75,000
Jason Shrinsky (b)	25,000	—		50,000	(d)	75,000

(a)	Raúl Alarcón, Jr. and Joseph A. García are omitted from this table because they did not receive any additional compensation for service as a director.

(b)	The following are the aggregate number of option awards outstanding as of December 31, 2010 for each of our non-employee directors. The expiration date of each option occurs 10 years after the stock option grant date.

	Number of Options	Number of Options	Option Exercise	Grant Date Fair	Option Expiration
Director	Outstanding	Exercisable	Price	Value per Share	Date
Manuel E. Machado	50,000	10,000	$1.79	$1.50	6/03/2020
Jose Antonio Villamil	50,000	50,000	$9.33	$6.83	6/30/2014
Mitchell Yelen	50,000	40,000	$2.58	$1.65	9/28/2017
Jason Shrinsky	50,000	50,000	$10.79	$6.71	3/7/2015

(c)	Mr. Machado received an option grant in connection with his appointment to the Board of Directors in June 2010. This amount represents the aggregate grant date fair value computed in accordance with FASB Topic ASC 718 (“ASC 718”). See Note 10(c) to the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of the Original 10-K, for a discussion of the assumptions used to value equity-based compensation.

(d)	On March 16, 2009, we entered into a consulting agreement effective April 1, 2009, with Mr. Shrinsky. The term of the agreement is through December 31, 2011 and may be renewed at our option on or before December 31st of each succeeding year. Under the terms of the consulting agreement, he is paid a retainer of $50,000 per year to advise us with respect to various business matters.

Stock Option Plan for Non-Employee Directors
We adopted a separate option plan for our non-employee directors, but this plan terminated on September 26, 2009. The terms of this plan provided that the Board had the discretion to grant stock options to any non-employee director. An aggregate of 300,000 shares of Class A common stock were reserved for issuance under this option plan. The plan was administered by the Board. Although the plan has terminated, the expiration of each option granted occurs 10 years after the stock option grant date.
Under the plan, any non-exercisable options will immediately vest and become exercisable upon a change in control of the Company. If a non-employee director ceases to be a member of the Board due to death, retirement or disability, all his unvested options will terminate immediately and all his exercisable options on such date will remain exercisable based on the plan terms. If a non-employee director’s service as a director is terminated for any reason other than the preceding, all his unvested options will terminate immediately and all his exercisable options on such date will remain exercisable for thirty days.
2006 Omnibus Equity Compensation Plan
On July 18, 2006, our stockholders approved the Omnibus Plan. The Board previously approved the Omnibus Plan at a meeting held on May 3, 2006, which was subject to stockholder approval. An aggregate of 3,500,000 shares of Class A common stock have been reserved for issuance under this plan.
Stockholder approval of the Omnibus Plan allows (i) the compensation attributable to grants under the Omnibus Plan to meet an exception to the $1,000,000 deduction limit under Section 162(m) of the Code, (ii) incentive stock options issued under the Omnibus Plan to meet the requirements of the Code, and (iii) the Omnibus Plan to meet the Nasdaq Stock Market listing requirements.
The Omnibus Plan provides that grants may be made to participants of any of the following: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights (“SARs”), (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. All employees, members of the Board, and all non-employee directors are eligible to participate. The Compensation Committee approves those individuals who will participate in the Omnibus Plan.
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
Our amended and restated by-laws provide for indemnification of directors and officers (and others) in the manner, under the circumstances and to the fullest extent permitted by the Delaware General Corporation Law, which generally authorizes indemnification as to all expenses incurred or imposed as a result of actions, suits or proceedings if the indemnified parties acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of SBS. Each director has entered into an indemnification agreement with us that provides for indemnification to the fullest extent provided by law. We believe that these provisions are necessary or useful to attract and retain qualified persons as directors and officers. We currently have directors’ and officers’ liability insurance that provides for coverage of up to $20.0 million.
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
Compensation Committee
The subheading “Compensation Committee” in Item 10 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information concerning the beneficial ownership of our Class A common stock and our Class B common stock as of April 11, 2011, by:
•	each person known by us to beneficially own more than 5% of any class of our common stock;

•	each director;

•	each executive officer named in the Summary Compensation Table (the “NEOs”); and

•	all named executive officers and directors as a group.
Unless indicated below, each stockholder listed had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable. As of April 11, 2011, there were 41,669,805 shares of Class A common stock and 23,403,500 shares of Class B common stock outstanding. In addition, as of April 11, 2011, there were 380,000 shares of Series C convertible preferred stock, par value $.01 per share (“Series C preferred stock”), which are convertible into 7,600,000 shares of Class A common stock and vote on an as-converted basis with the common stock. Accordingly, in the percentage calculations in the table below, we treat the 7,600,000 shares of Class A common stock (into which the Series C preferred stock is convertible) as outstanding.

	Class A Shares		Class B Shares		Percent of	Percent of
		Percent of		Percent of	Total	Total
	Number of	Class A	Number of	Class B	Economic	Voting
Name and Address(1)(2)	Shares	Shares	Shares	Shares	Interest	Power

Raúl Alarcón, Jr.(3)	1,162,000	2.3%	23,400,000	100.0%	33.3%	82.7%

Joseph A. García(4)	500,000	1.0%	—	*	*	*
Marko Radlovic(6)	275,000	*	—	*	*	*
Manuel E. Machado(6)	10,000	*	—	*	*	*
Mitchell A. Yelen(5)	45,000	*	—	*	*	*
Jose A. Villamil(6)	50,000	*	—	*	*	*
Jason L. Shrinsky(7)	65,000	*	—	*	*	*

All named executive officers and directors as a group(8)	2,107,000	4.1%	23,400,000	100.0%	34.3%	82.8%

CBS Corporation(9)	7,600,000	15.4%	—	*	10.5%	2.7%
Columbia Wanger Asset Management, L.P.(10)	3,468,600	7.0%	—	*	4.8%	1.2%
Attiva Capital Partners, LTD(11)	3,190,246	6.5%	—	*	4.4%	1.1%
Beach Point Capital Management(12)	2,632,418	5.3%	—	*	3.6%	*

*	Indicates less than 1%.

(1)	The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., 2601 South Bayshore Drive, PH 2, Coconut Grove, Florida 33133.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that the person has the right to acquire within 60 days after that date, regardless if the security is in-the-money or not. For purposes of computing the percentage of outstanding shares held by each person named above, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(3)	Includes 1,000,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to within sixty days of the date of this table. Also includes 1,070,000 shares of Class B common stock owned by Pablo Raúl Alarcón, Sr.’s estate. Raúl Alarcón, Jr. is the executor of the estate of Pablo Raúl Alarcón, Sr., and has the power to vote Mr. Alarcón Sr.’s shares.

(4)	Includes 350,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to within sixty days of the date of this table.

(5)	Includes 40,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to within sixty days of the date of this table.

(6)	Shares of Class A common stock beneficially owned by Messrs. Radlovic, Machado, and Villamil are issuable upon the exercise and/or vesting of securities that the holder has the right to within sixty days of the date of this table.

(7)	Includes 50,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to within sixty days of the date of this table. Mr. Shrinsky holds these options for the benefit of the law firm, Kaye Scholer LLP. Mr. Shrinsky shares ownership of, and voting and investment power for, 15,000 shares of Class A common stock with his spouse.

(8)	Includes 1,775,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to within sixty days of the date of this table.

(9)	Reflects ownership of Mr. Sumner M. Redstone, National Amusements, Inc. (“NAI”), NAIRI, Inc. (“NAIRI”), CBS Corporation (“CBS”), Westinghouse CBS Holding Company, Inc. (“W/CBS HCI”), CBS Broadcasting Inc. (“CBSBI”), CBS Radio Inc. (“CBS Radio”) and CBS Radio Media Corporation (“CRMC”) (collectively, the “Reporting Entities”) of 380,000 shares of our Series C Preferred Stock. Upon conversion, each of the shares of Series C Preferred Stock will convert into twenty fully paid and non-assessable shares of Class A Common Stock. Mr. Sumner M. Redstone, by virtue of his stock ownership in NAI, may be deemed to be the beneficial owner, with shared dispositive and voting power, of the Series C Preferred Stock held or controlled by the Reporting Entities. The address of the Reporting Entities and Mr. Redstone is c/o CBS Corporation, 51 West 52nd Street, New York, NY 10019. We obtained this information from a Schedule 13D/A filed by CBS Corporation on February 14, 2006. Nonetheless, the percentage which appears in this table may differ from the percentage disclosed in such filing.

(10)	Reflects the ownership of Columbia Wanger Asset Management, L.P. and Columbia Acorn Trust, a Massachusetts business trust that is advised by Columbia Wanger Asset Management, L.P. The address of Columbia Wanger Asset Management, L.P. is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. Columbia Wanger Asset Management, L.P. has sole investment discretion and voting power with respect to all the shares. We obtained this information from a Schedule 13G/A filed by Columbia Wanger Asset Management, L.P. on February 11, 2011. Nonetheless, the percentage which appears in this table may differ from the percentage disclosed in such filing.

(11)	Includes 114,000 shares of Class A common stock held by Attiva Capital Partners, LTD (“Attiva”), 140,000 shares of Class A common stock held by Complejo Metalurgico de Cumana - Venezuela, 67,000 shares of Class A common stock held by David Tomasello and 2,869,246 shares of Class A common stock held by Antonio Tomasello. Antonio Tomasello is the father of David Tomasello, who is the managing member of Attiva and Chairman of Complejo Metalurgico de Cumana - Venezuela and, for the purposes of the reporting requirements of the Securities Exchange Act of 1934, may be deemed to be a beneficial owner of the shares held by that entity which represent 6.5% of the shares of Class A common stock outstanding. David Tomasello has sole voting power and shared dispositive power with respect to such securities. We obtained this information from a Schedule 13D filed August 7, 2009. The address for Attiva is 275 Madison Avenue, 4th floor, New York, New York 10016. Nonetheless, the percentage which appears in this table may differ from the percentage disclosed in such filing.

(12)	The address of Beach Point Capital Management LP is 1620 26th Street, Suite 6000N, Santa Monica, California 90404. Beach Point GP LLC is the general partner of Beach Point Capital Management LP and, for the purposes of the reporting requirements of the Securities Exchange Act of 1934, may be deemed to be a beneficial owner of the shares held by that entity which represent 5.3% of the shares of Class A common stock outstanding. Beach Point Capital Management LP has sole investment discretion and voting power with respect to all the shares. The shares are owned by various individual and institutional investors for which Beach Point Capital Management LP serves as an investment advisor. We obtained this information from a Schedule 13G/A filed by Beach Point Capital Management LP on January 21, 2011. Nonetheless, the percentage which appears in this table may differ from the percentage disclosed in such filing.

Equity Compensation Plan Information
The following table sets forth, as of December 31, 2010, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	Number of Shares
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Plan Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders:
2006 Omnibus Equity Compensation Plan	280,000	$0.86	2,958,000
1999 Stock Option Plan	1,517,900	$6.55	—
Non-Employee Directors Stock Option Plan	150,000	$7.57	—

Total	1,947,900		2,958,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Approval Policies and Procedures
In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions in accordance with the Nasdaq Listing Rules. Our Audit Committee also reviews and approves our proxy statement and the information contained therein. In determining whether to approve or ratify a related party transaction, the Audit Committee takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable to us than terms generally available from an unrelated person under the same or similar circumstances, and the extent of the related person’s interest in the transaction. An Audit Committee member cannot participate in any approval or ratification of a related party transaction in which such member is a related person, other than to provide all material information regarding the transaction to the Audit Committee.
Related Party Transactions
During fiscal years 2010 and 2009, we paid CBS Radio, Inc. various payments totaling approximately $0.3 million per year, respectively, pursuant to a lease for tower and antenna space.
In June 1992, Spanish Broadcasting System of Florida, Inc., one of our subsidiaries, entered into a 20-year lease with Mr. Alarcón, Sr., our late Chairman Emeritus and Mr. Alarcón, Jr., our Chairman of the Board, CEO and President, for a building which provides for a base monthly rent of $9,000. The lease is cancellable by the lessors upon sixty days’ notice to us, except during the months of November through May. Effective June 1, 1998, the lease for this building was assigned to SBS Realty Corp., a realty management company owned by Messrs. Alarcón, Sr. and Alarcón, Jr. This building is currently vacant. During fiscal years 2010 and 2009, we paid SBS Realty Corp. aggregate amounts of approximately $0.1 million per year, respectively.
Our corporate headquarters are located in office space previously owned by Irradio Holdings Ltd., a Florida limited partnership, for which the general partner is Irradio Investments, Inc., a Florida subchapter S corporation, wholly owned by our CEO. In January 2011, Irradio Holdings sold the leased space to Agave Acquisitions, LLC and transferred all of its rights and obligations; therefore, eliminating the related party transaction. The lease term of the office space is through April 30, 2015, with the option to renew all or some of the existing office space for an additional five years. During fiscal years 2010 and 2009, we paid Irradio Holdings Ltd. an aggregate amount of approximately $2.5 million, in rent and related expenses. Additionally, during fiscal years 2010 and 2009, the Company subleased certain of its existing office space to subtenants to reduce expenses. In Fiscal Year 2011, we estimate paying an annual rent of approximately $2.0 million for all the space leased under the lease, which will be offset by rent income of approximately $1.0 million.
On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc., a company owned by the estate of Mr. Alarcón, Sr., our late Chairman Emeritus. Mr. Alarcón, Jr., our Chairman of the Board, CEO and President, is the executor and one of the beneficiaries of the estate. Pursuant to the local marketing agreement, we are permitted to broadcast our Mexican Regional programming on radio station 106.3 FM (the “LMA Station”). We are required to pay the operating costs of the LMA Station and in exchange we retain all revenues from the sale of the advertising within the programming we provide. Under the terms of the local marketing agreement, we have the right of first negotiation and the right of first refusal to match a competing offer. However, after the first anniversary of the effective date, if we do not agree to match the terms of the competing offer within the ten (10) business day period or fail to notify South Broadcasting of our intent to match the competing offer, then South Broadcasting has the right to accept such offer, provided South Broadcasting pays us the early termination fee equal to the lesser of 5% of the aggregate purchase price of the LMA Station or $1.0 million. The local marketing agreement terminated on its terms on December 31, 2008, after which we continued to operate the LMA Station on the same financial terms on a month to month basis. On May 8, 2009, the local marketing agreement was renewed for three years and will terminate on its terms on December 31, 2011.

On March 16, 2009, we entered into a consulting agreement effective April 1, 2009, with Mr. Shrinsky, one of our Board members. The term of the agreement is through December 31, 2011 and may be renewed at our option on or before December 31st of each succeeding year. Under the terms of the consulting agreement, he is paid a retainer of $50,000 per year to advise us with respect to various business matters. We paid a retainer of $50,000 during fiscal year 2010 and 2009.
Certain Relationships
Eric García, the son of Mr. García, our CFO, is employed by us as a sales executive for our New York radio stations. Based on commissions earned during the fiscal years 2010 and 2009, he was paid $183,845 and $211,032, respectively.
See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”
Director Independence
The subheading “The Board of Directors” in Item 10 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Our consolidated financial statements for Fiscal Year 2010 have been audited by KPMG, our Independent Registered Public Accounting Firm.
Audit and Audit-Related Fees, Tax Fees and All Other Fees
The following table sets forth the aggregate fees billed to us for professional audit services rendered by KPMG for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for such periods and fees billed for other services rendered by KPMG for such periods. Fees include amounts related to the year indicated, which may differ from amounts billed.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2010	December 31, 2009
	($ in thousands)
Annual audit fees(1)	$690	$620
Audit related fees(2)	20	24
Tax fees(3)	265	350
All other fees(4)	—	—

Total fees for services	$976	$994

(1)	Annual audit fees for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of the interim condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q. This category also includes fees for statutory audits required by the Puerto Rico tax authorities, consents, review of registration statements and other documents filed with the SEC, and accounting consultations.

(2)	Audit related fees are the fees for the financial statement audit of the Company’s employee benefit plan.

(3)	Tax fees are the fees for professional services rendered for tax compliance, tax advice, and tax planning for the Company’s U.S. and Puerto Rico entities.

(4)	All other fees are the fees for services other than those in the above three categories.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm
In accordance with the Audit Committee Charter, the Audit Committee is responsible for appointing and overseeing the work of the Independent Registered Public Accounting Firm. The Audit Committee has not established or adopted pre-approval policies and procedures for the pre-approval of all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm. The Audit Committee may, however, adopt pre-approval policies and procedures in the future if it deems pre-approval policies and procedures to be appropriate for us. The Audit Committee did not rely upon the exception to the pre-approval requirements provided in 17 C.F.R 210.2-01(c)(7)(i)(c). The Audit Committee provided its prior approval for all audit and non-audit related services reflected in the above table. The Audit Committee reviewed the provision of all non-audit services by the Independent Registered Public Accounting Firm and concluded that the provision of these services was compatible with maintaining the Independent Registered Public Accounting Firm’s independence.

Before engaging the Independent Registered Public Accounting Firm for the Fiscal Year 2011 audit, the Independent Registered Public Accounting Firm submitted to the Audit Committee for approval a detailed description of services it expected to render to the Company during that year for each of the following categories of services:
•	Audit services include audit work performed in the preparation of the consolidated financial statements, as well as work that generally only the Independent Registered Public Accounting Firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

•	Audit related services are for assurance and related services that are traditionally performed by the Independent Registered Public Accounting Firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

•	Tax services include all services performed by the Independent Registered Public Accounting Firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

•	Other services are those services not captured in the other categories.
Before engagement, the Audit Committee pre-approved these services by category of service. The fees are budgeted and the Audit Committee requires the Independent Registered Public Accounting Firm to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the Independent Registered Public Accounting Firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the Independent Registered Public Accounting Firm.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2011.

Spanish Broadcasting System, Inc.

By:	/s/ Raúl Alarcón, Jr.

	Name:	Raúl Alarcón, Jr.
	Title:	Chairman of the Board of Directors,
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of May, 2011.
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