Form 10-Q
period 2011-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2011-05-16
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2011, 41,669,805 shares of Class A common stock, par value $0.0001 per share, 23,403,500 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 7,600,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the SEC).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$62,206	55,140
Receivables, net of allowance for doubtful accounts of $849 in 2011 and $813 in 2010	21,518	26,160
Prepaid expenses and other current assets	2,567	3,219

Total current assets	86,291	84,519

Property and equipment, net of accumulated depreciation of $54,135 in 2011 and $52,819 in 2010	40,247	40,006
FCC broadcasting licenses	312,623	312,623
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $258 in 2011 and $250 in 2010	1,176	1,184
Deferred financing costs, net of accumulated amortization of $6,351 in 2011 and $6,088 in 2010	1,251	1,514
Other assets	2,243	2,167

Total assets	$476,637	474,819

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$19,308	17,980
Accrued interest	3,059	4,057
Unearned revenue	1,143	745
Other liabilities	686	750
Current portion of the senior credit facility term loan due 2012	3,250	3,250
Current portion of other long-term debt	442	416
Series B cumulative exchangeable redeemable preferred stock dividends payable	16,960	14,478

Total current liabilities	44,848	41,676
Other liabilities, less current portion	824	985
Derivative instruments	763	829
Senior credit facility term loan due 2012, less current portion	302,250	303,063
Other long-term debt, less current portion	6,200	6,180
Deferred income taxes	79,988	78,247

Total liabilities	434,873	430,980

Commitments and contingencies (note 7)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 41,669,805 and 41,639,805 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	4	4
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 23,403,500 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	525,230	525,199
Accumulated other comprehensive loss	(763)	(829)
Accumulated deficit	(575,062)	(572,890)

Total stockholders’ deficit	(50,585)	(48,510)

Total liabilities and stockholders’ deficit	$476,637	474,819

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)

Net revenue	$30,775	30,846
Operating expenses:
Engineering and programming	10,206	9,874
Selling, general and administrative	13,179	12,789
Corporate expenses	1,931	2,221
Depreciation and amortization	1,339	1,556

	26,655	26,440
Loss (gain) on the disposal of assets, net	(7)	—

Operating income	4,127	4,406
Other (expense) income:
Interest expense, net	(2,036)	(6,303)
Change in fair value of derivative instrument	—	2,847

Income before income taxes	2,091	950
Income tax expense	1,781	1,778

Net income (loss)	310	(828)
Dividends on Series B preferred stock	(2,482)	(2,482)

Net loss applicable to common stockholders	$(2,172)	(3,310)

Basic and diluted net loss per common share	$(0.03)	(0.05)

Weighted average common shares outstanding:
Basic & Diluted	72,673	72,600

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Income for the Three-Months Ended March 31, 2011

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
	(In thousands, except share data)
Balance at December 31, 2010	380,000	$4	41,639,805	$4	23,403,500	$2	$525,199	$(829)	$(572,890)	$(48,510)
Issuance of Class A common stock from vesting of restricted stock	—	—	30,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	31	—	—	31
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(2,482)	(2,482)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	310	310
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	66	—	66

Comprehensive income										376

Balance at March 31, 2011	380,000	$4	41,669,805	$4	23,403,500	$2	$525,230	$(763)	$(575,062)	$(50,585)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Three-Months Ended
	March 31,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$310	(828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on the sale of assets	(7)	—
Stock-based compensation	31	39
Depreciation and amortization	1,339	1,556
Net barter income	127	(46)
Provision for trade doubtful accounts	172	282
Amortization of deferred financing costs	263	266
Deferred income taxes	1,741	1,744
Unearned revenue	335	37
Change in fair value of derivative instrument	—	(1,819)
Changes in operating assets and liabilities:
Trade receivables	4,406	3,560
Prepaid expenses and other current assets	652	451
Other assets	(76)	63
Accounts payable and accrued expenses	1,657	41
Accrued interest	(998)	3,256
Other liabilities	(225)	(270)

Net cash provided by operating activities	9,727	8,332

Cash flows from investing activities:
Purchases of property and equipment	(1,737)	(385)
Proceeds from the sale of property and equipment and insurance recoveries	13	—

Net cash used in investing activities	(1,724)	(385)

Cash flows from financing activities:
Payment of senior secured credit facility term loan 2012	(813)	(813)
Payments of other long-term debt	(124)	(111)

Net cash used in financing activities	(937)	(924)

Net increase in cash and cash equivalents	7,066	7,023

Cash and cash equivalents at beginning of period	55,140	53,580

Cash and cash equivalents at end of period	$62,206	60,603

Supplemental cash flows information:
Interest paid	$1,758	1,758

Income taxes paid, net	$8	8

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$2,482	2,482

Unrealized gain (loss) on derivative instruments	$66	(84)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three-month periods ended March 31, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2011 through the financial statements issuance date. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results for a full year.
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
A summary of the status of our stock options, as of December 31, 2010 and March 31, 2011, and changes during the three-months ended March 31, 2011, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2010	1,918	$5.90
Granted	—	—
Exercised	—	—
Forfeited	(6)	5.50

Outstanding at March 31, 2011	1,912	$5.91	$169	4.5

Exercisable at March 31, 2011	1,862	$6.01	$169	4.4

During the three-months ended March 31, 2011 and 2010, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$0.20 – 4.99	675	50	$1.64	7.6	675	$1.61
5.00 – 9.99	989	—	8.06	2.4	989	8.06
10.00 – 11.78	198	—	10.79	3.5	198	10.79

	1,862	50	$5.91	4.5	1,862	$6.01

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
A summary of the status of our nonvested shares, as of December 31, 2010 and March 31, 2011, and changes during the three-months ended March 31, 2011, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2010	30	$1.57
Awarded	—	—
Vested	(30)	1.57
Forfeited	—	—

Nonvested at March 31, 2011	—	$—

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
For the three-month periods ended March 31, 2011 and 2010, potential common shares were anti-dilutive due to a net loss applicable to common stockholders.
The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three-Months Ended
	March 31,
	2011	2010
Basic weighted average shares outstanding	72,673	72,600
Effect of dilutive equity instruments	185	154

Dilutive weighted average shares outstanding	72,858	72,754

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income (loss) per share because their impact is anti-dilutive	1,487	1,755

4. Operating Segments
We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2011	2010
	(In thousands)
Net revenue:
Radio	$26,441	27,080
Television	4,334	3,766

Consolidated	$30,775	30,846

Engineering and programming expenses:
Radio	$6,409	5,790
Television	3,797	4,084

Consolidated	$10,206	9,874

Selling, general and administrative expenses:
Radio	$10,836	10,871
Television	2,343	1,918

Consolidated	$13,179	12,789

Corporate expenses:	$1,931	2,221

Depreciation and amortization:
Radio	$618	733
Television	575	562
Corporate	146	261

Consolidated	$1,339	1,556

(Gain) loss on the disposal of assets, net:
Radio	$(7)	—
Television	—	—
Corporate	—	—

Consolidated	$(7)	—

Operating income (loss):
Radio	$8,585	9,686
Television	(2,381)	(2,798)
Corporate	(2,077)	(2,482)

Consolidated	$4,127	4,406

Capital expenditures:
Radio	$263	59
Television	1,423	295
Corporate	51	31

Consolidated	$1,737	385

	March 31,	December 31,
	2011	2010
Total Assets:	(In thousands)
Radio	$426,065	425,106
Television	46,643	45,707
Corporate	3,929	4,006

Consolidated	$476,637	474,819

5. Comprehensive Income (Loss)
Our total comprehensive income (loss), comprised of net income (loss), amounts reclassified to earnings during the period, and unrealized (loss) gain on derivative instruments, for the three-months ended March 31, 2011 and 2010, respectively, was as follows (in thousands):

	Three-Months Ended
	March 31,
	2011	2010
Net income (loss)	$310	(828)
Other comprehensive income (loss):
Amounts reclassified to earnings during the period	—	1,028
Unrealized gain (loss) on derivative instruments	66	(84)

Total comprehensive income	$376	116

6. Income Taxes
We have determined that due to a variety of reasons, we are currently unable to estimate our annual effective tax rate during our interim periods, which would be applied to our pre-tax ordinary income. We are calculating our effective income tax rate using a year-to-date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily as a result of the reversal of our deferred tax liabilities related to the tax amortization of our FCC broadcasting licenses, which could no longer be assured over our net operating loss carry forward period. Therefore, our effective tax rate is impacted by the establishment of a valuation allowance on substantially all of our deferred tax assets.
We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2007 through 2009. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2006 through 2010.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2011 and December 31, 2010.
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
8. Fair Value Measurement Disclosures
Fair Value of Financial Instruments
Cash and cash equivalents, receivables, accounts payable, and other current liabilities, as reflected in the unaudited condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The estimated fair values of our financial instruments are as follows (in millions):

	March 31, 2011		December 31, 2010
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facility term loan	$305.5	297.2	306.3	291.2
10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	71.4	92.3	69.3
Promissory note payable, included in other long-term debt	6.4	6.2	6.5	6.4

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.
Fair Value of Derivative Instruments
The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Fair value measurements at March 31, 2011
Liabilities
	March 31, 2011	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$763	—	763	—

Fair value measurements at December 31, 2010
Liabilities
	December 31, 2010	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$829	—	829	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended
	March 31,
Interest rate swaps	2011	2010

Gain (loss) gain recognized in other comprehensive loss (effective portion)	$66	(84)

Loss reclassified from accumulated other comprehensive loss into interest expense	—	1,028

Gain recognized in change in fair value of derivative instrument	—	2,847
9. Subsequent Events
Acquisition of Houston Television Station
On May 2, 2011, we entered into an asset purchase agreement (the “Purchase Agreement”) with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation (“USFR”). Pursuant to the Purchase Agreement, we will acquire the assets, including licenses, permits and authorizations issued by the Federal Communications Commission (“FCC”) used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas. The purchase price is equal to $16 million, plus or minus certain customary prorations. At closing, we will pay up to $8 million (depending on the closing date) of immediately available funds and $8 million by delivery of a three-year promissory note from SBS to USFR. The Purchase Agreement contains customary representations, warranties and covenants. The closing of the sale is subject to certain conditions including FCC consent. The transaction is expected to close in the third quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own and/or operate 21 radio stations in markets that reach approximately 42% of the Hispanic population in the U.S., including Puerto Rico. In addition, we own and operate two television stations and have various affiliation, distribution and/or programming agreements, which allow us to reach approximately 5.6 million households throughout the U.S., including Puerto Rico.
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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2011 and 2010
The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2011	2010
	(In thousands)
Net revenue:
Radio	$26,441	27,080
Television	4,334	3,766

Consolidated	$30,775	30,846

Engineering and programming expenses:
Radio	$6,409	5,790
Television	3,797	4,084

Consolidated	$10,206	9,874

Selling, general and administrative expenses:
Radio	$10,836	10,871
Television	2,343	1,918

Consolidated	$13,179	12,789

Corporate expenses:	$1,931	2,221

Depreciation and amortization:
Radio	$618	733
Television	575	562
Corporate	146	261

Consolidated	$1,339	1,556

(Gain) loss on the disposal of assets, net:
Radio	$(7)	—
Television	—	—
Corporate	—	—

Consolidated	$(7)	—

Operating income (loss):
Radio	$8,585	9,686
Television	(2,381)	(2,798)
Corporate	(2,077)	(2,482)

Consolidated	$4,127	4,406

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2011 and 2010. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2011	2010
	(In thousands)
Net revenue	$30,775	30,846
Engineering and programming expenses	10,206	9,874
Selling, general and administrative expenses	13,179	12,789
Corporate expenses	1,931	2,221
Depreciation and amortization	1,339	1,556
(Gain) loss on disposal of assets, net of disposal costs	(7)	—

Operating income	$4,127	4,406
Interest expense, net	(2,036)	(6,303)
Change in fair value of derivative instrument	—	2,847
Income tax expense	1,781	1,778

Net income	$310	(828)

Net Revenue
Our consolidated net revenue was flat compared to the prior year period. Our television segment net revenue increased $0.6 million or 15%, primarily due to an increase in national spot sales and paid programming sales, offset by a decrease in local spot sales. Our radio segment net revenue decreased $0.6 million or 2%, primarily due to local sales, offset by an increase in network sales. The decrease in local sales occurred in our New York and Miami markets. The increase in network sales occurred in all of our markets.
Engineering and Programming Expenses
The increase in our consolidated engineering and programming expenses of $0.3 million or 3% was due to the increase in our radio segment expenses. Our radio segment expenses increased $0.6 million or 11%, primarily related to an increase in legal settlements, offset by decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees. Our television segment expenses decreased $0.3 million or 7%, primarily due to a decrease in broadcasting rights fees for our Puerto Rico outlet, offset by increases in broadcasting rights fees for our New York outlet and original produced programming.
Selling, General and Administrative Expenses
The increase in our consolidated selling, general and administrative expenses of $0.4 million or 3% was due to the increase in our television segment expense. Our television segment expenses increased $0.4 million or 22%, primarily due to increases in promotions and professional fees. Our radio segment expenses were flat.
Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel and rent expense related to the subleases entered in 2010, offset by an increase in professional fees.
Operating Income
The decrease in operating income was mainly due to the increases in our engineering and programming expenses and selling, general and administrative expenses, offset by a decrease in our corporate expenses.
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
Net Income
The increase in net income was primarily due to the decrease in interest expense.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($62.2 million as of March 31, 2011) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior credit facility term loan. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and consolidations and mergers, among other things.
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
The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2011 and 2010, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change
	2011	2010	$
	(In thousands)
Capital expenditures:
Radio	$263	59	204
Television	1,423	295	1,128
Corporate	51	31	20

Consolidated	$1,737	385	1,352

Net cash flows provided by operating activities	$9,726	8,332	1,394
Net cash flows used in investing activities	(1,723)	(385)	(1,338)
Net cash flows used in financing activities	(937)	(924)	(13)

Net increase in cash and cash equivalents	$7,066	7,023

Capital Expenditures
The increase in our capital expenditures is primarily related to the build out of our Puerto Rico television studios and the relocation of a radio transmitter site in our San Francisco market.
Net Cash Flows Provided by Operating Activities
Changes in our net cash flows from operating activities were primarily a result of the increase in cash collected from trade sales.
Net Cash Flows Used in Investing Activities
Changes in our net cash flows from investing activities were a result of the increase in our capital expenditures.
Net Cash Flows Used in Financing Activities
There were no significant changes in our net cash flows from financing activities.

Recent Developments
Acquisition of Houston Television Station
On May 2, 2011, we entered into an asset purchase agreement (the “Purchase Agreement”) with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation (“USFR”). Pursuant to the Purchase Agreement, we will acquire the assets, including licenses, permits and authorizations issued by the Federal Communications Commission (“FCC”) used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas. The purchase price is equal to $16 million, plus or minus certain customary prorations. At closing, we will pay up to $8 million (depending on the closing date) of immediately available funds and $8 million by delivery of a three-year promissory note from SBS to USFR. The Purchase Agreement contains customary representations, warranties and covenants. The closing of the sale is subject to certain conditions including FCC consent. The transaction is expected to close in the third quarter of 2011.
NASDAQ Delisting Letter
As initially announced on October 12, 2010, we received a written deficiency notice (the “Notice”) from The Nasdaq Stock Market (“NASDAQ”), advising us that the closing bid price of our Class A common stock for the previous 30 consecutive business days had been below the minimum $1.00 per share required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Rule”). The Notice also stated that, in accordance with NASDAQ Listing Rule 5810(c)(3)(A), we would be provided 180 calendar days, or until April 11, 2011, to regain compliance with the Rule. To regain compliance, the closing bid price of our common stock had to remain at or above $1.00 per share for a minimum of 10 consecutive business days prior to the market close on April 11, 2011.
We did not regain compliance with the $1.00 minimum bid price requirement by April 11, 2011. Accordingly, on April 12, 2011, we received written notification from NASDAQ (the “Staff Determination”) that unless the Company requests a hearing before the NASDAQ Hearings Panel on or before 4:00 p.m. Eastern Time on April 19, 2011, our common stock will be delisted from the NASDAQ at the opening of business on April 21, 2011. We requested a hearing before the NASDAQ Hearings Panel to address the minimum bid price deficiency, which request has stayed any action with respect to the Staff Determination until the NASDAQ Hearings Panel renders a decision subsequent to the hearing. The hearing with the NASDAQ Hearings Panel took place on May 12, 2011, and we presented a compliance plan to regain compliance with the Rule through a reverse stock split of our common stock. As of the date hereof, the NASDAQ Hearings Panel has not rendered a decision regarding our compliance plan, and there can be no assurance that NASDAQ will grant our request for continued listing.
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
Our Board of Directors, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements of the Company, it was not prudent to declare or pay the January 15, 2011 dividend.
On April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2011 to the holders of the Company’s 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of record as of April 1, 2011. The cash dividend of $26.875 per share was paid in cash on April 15, 2011.
Our Board of Directors has not yet determined whether to pay the scheduled June 15, 2011 dividend.

Investment Banker Engagement Letter
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
Changes In Internal Control Over Financial Reporting. In February 2011, Management concluded that the design of internal controls over the independent review, validation and approval of reimbursable expenses were not fully effective and constituted a material weakness in internal control over financial statements for the year ended December 31, 2010.
During the quarter ended March 31, 2011, Management improved its procedures with respect to design of internal controls over the independent review, validation and approval of reimbursable expenses. Except as described above, there has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Date: May 16, 2011

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