Form 10-Q
period 2011-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2011-08-12
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2011, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding. The number of Class A and Class B common stock shares reflects a 1-for-10 reverse stock split effectuated by the Registrant at 11:59p.m., Eastern Standard time on July 11, 2011.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements — Unaudited	4

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4

Unaudited Condensed Consolidated Statements of Operations for the Three- and Six-Months Ended June 30, 2011 and 2010	5

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit and Comprehensive Income for the Six-Months Ended June 30, 2011	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Months Ended June 30, 2011 and 2010	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 4. Controls and Procedures	26

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 6. Exhibits	27

Exhibit 10.1
Exhibit 10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$64,984	55,140
Receivables, net of allowance for doubtful accounts of $941 in 2011 and $813 in 2010	23,767	26,160
Prepaid expenses and other current assets	2,303	3,219

Total current assets	91,054	84,519

Property and equipment, net of accumulated depreciation of $55,360 in 2011 and $52,819 in 2010	39,426	40,006
FCC broadcasting licenses	312,623	312,623
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $268 in 2011 and $250 in 2010	1,166	1,184
Deferred financing costs, net of accumulated amortization of $6,613 in 2011 and $6,088 in 2010	988	1,514
Other assets	3,711	2,167

Total assets	$481,774	474,819

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,416	17,980
Accrued interest	2,055	4,057
Unearned revenue	1,103	745
Other liabilities	680	750
Current portion of the senior credit facility term loan due 2012	304,688	3,250
Current portion of other long-term debt	425	416
Series B cumulative exchangeable redeemable preferred stock dividends payable	16,959	14,478

Total current liabilities	345,326	41,676
Other liabilities, less current portion	702	985
Derivative instruments	813	829
Senior credit facility term loan due 2012, less current portion	—	303,063
Other long-term debt, less current portion	6,107	6,180
Deferred income taxes	81,136	78,247

Total liabilities	434,084	430,980

Commitments and contingencies (note 7)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 and 4,163,991 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	525,250	525,205
Accumulated other comprehensive loss	(813)	(829)
Accumulated deficit	(569,100)	(572,890)

Total stockholders’ deficit	(44,659)	(48,510)

Total liabilities and stockholders’ deficit	$481,774	474,819

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net revenue	$35,627	35,837	66,402	66,683

Operating expenses:
Engineering and programming	9,569	9,991	19,775	19,865
Selling, general and administrative	10,957	10,832	24,136	23,621
Corporate expenses	2,012	2,254	3,943	4,475
Depreciation and amortization	1,257	1,446	2,596	3,002

	23,795	24,523	50,450	50,963

(Gain) loss on the disposal of assets, net	(2)	8	(9)	8
Impairment charges and restructuring costs	207	—	207	—

Operating income	11,627	11,306	15,754	15,712

Other (expense) income:
Interest expense, net	(2,024)	(3,123)	(4,060)	(9,426)
Change in fair value of derivative instrument	—	3,016	—	5,863

Income before income taxes	9,603	11,199	11,694	12,149

Income tax expense	1,159	1,768	2,940	3,546

Net income	8,444	9,431	8,754	8,603
Dividends on Series B preferred stock	(2,482)	(2,482)	(4,964)	(4,964)

Net income applicable to common stockholders	$5,962	6,949	3,790	3,639

Basic net income per common share	$0.82	0.96	0.52	0.50

Diluted net income per common share	$0.82	0.95	0.52	0.50

Weighted average common shares outstanding:
Basic	7,267	7,260	7,267	7,260

Diluted	7,280	7,287	7,283	7,282

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Income for the Six-Months Ended June 30, 2011

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
	(In thousands, except share data)

Balance at December 31, 2010	380,000	$4	4,163,991	$—	2,340,353	$—	$525,205	$(829)	$(572,890)	$(48,510)
Issuance of Class A common stock from vesting of restricted stock	—	—	3,000	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	45	—	—	45
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(4,964)	(4,964)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	8,754	8,754
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	16	—	16

Comprehensive income										8,770

Balance at June 30, 2011	380,000	$4	4,166,991	$—	2,340,353	$—	$525,250	$(813)	$(569,100)	$(44,659)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Six-Months Ended
	June 30,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$8,754	8,603
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on the sale of assets	(9)	8
Impairment charges	207	—
Stock-based compensation	45	116
Depreciation and amortization	2,596	3,002
Net barter income	107	(216)
Provision for trade doubtful accounts	391	202
Amortization of deferred financing costs	526	531
Deferred income taxes	2,889	3,487
Unearned revenue	382	99
Change in fair value of derivative instrument	—	(3,962)
Changes in operating assets and liabilities:
Trade receivables	1,871	(1,208)
Prepaid expenses and other current assets	916	138
Other assets	(1,544)	64
Accounts payable and accrued expenses	1,809	376
Accrued interest	(2,002)	(1,542)
Other liabilities	(560)	1,508

Net cash provided by operating activities	16,378	11,206

Cash flows from investing activities:
Purchases of property and equipment	(2,207)	(807)
Proceeds from the sale of property and equipment and insurance recoveries	15	—

Net cash used in investing activities	(2,192)	(807)

Cash flows from financing activities:
Payment of senior credit facility revolver due 2010	—	(15,000)
Payment of senior secured credit facility term loan 2012	(1,625)	(1,626)
Payment of Series B preferred stock cash dividends	(2,483)	(2,482)
Payments of other long-term debt	(234)	(223)

Net cash used in financing activities	(4,342)	(19,331)

Net increase (decrease) in cash and cash equivalents	9,844	(8,932)

Cash and cash equivalents at beginning of period	55,140	53,580

Cash and cash equivalents at end of period	$64,984	44,648

Supplemental cash flows information:
Interest paid	$3,515	6,539

Income taxes paid, net	$8	8

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$2,482	2,482

Unrealized loss on derivative instruments	$16	(226)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three- and six-month periods ended June 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2011 through the financial statements issuance date. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results for a full year.
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
On July 5, 2011, we filed with the Secretary of State of the State of Delaware, a Certificate of Amendment to our Certificate of Incorporation to effect a 1-for-10 reverse stock split of the shares of our Class A and Class B common stock. The reverse stock split became effective at 11:59p.m., Eastern Standard time on July 11, 2011. The condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.
2. Stockholders’ Deficit
(a) Reverse Stock Split of our Class A and Class B Common Stock
On July 5, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock, par value $0.0001 per share and Class B common stock, par value $0.0001 per share. The reverse stock split became effective at 11:59p.m., Eastern Standard time on July 11, 2011 (the “Effective Date”).
The reverse stock split was approved by our stockholders at the annual meeting held on June 1, 2011. The trading of our common stock on the NASDAQ Global Market on a split-adjusted basis began at the opening of trading on July 12, 2011, at which time the symbol changed to SBSAD to indicate that the reverse stock split had occurred. The symbol returned to the normal SBSA at the open of the market on August 9, 2011.
As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock automatically combined into one (1) share of post-split common stock. No fractional shares were issued. Proportional adjustments were made to our outstanding stock, stock options and other equity awards and to our equity compensation plans to reflect the reverse stock split. The condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

(b) Series C Convertible Preferred Stock
On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (Infinity SF) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS (SBS Bay Area), we issued to CBS Radio (i) an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the Series C preferred stock), each of which is convertible at the option of the holder two fully paid and non-assessable shares of our Class A common stock, $0.0001 par value per share (the Class A common stock). The shares of Series C preferred stock issued at the closing of the merger are convertible into 760,000 shares of our Class A common stock, subject to adjustment. The number of Class A common stock shares reflects a 1-for-10 reverse stock split effectuated by the Registrant at 11:59p.m., Eastern Standard time on July 11, 2011. In connection with the closing of the merger transaction, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, $0.0001 par value per share (the Class B common stock), and each other class or series of our capital stock, if created, after December 23, 2004.
(c) Class A and B Common Stock
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
(d) Share-Based Compensation Plans
2006 Omnibus Equity Compensation Plan
In July 2006, we adopted an omnibus equity compensation plan (the Omnibus Plan) in which grants can be made to participants in any of the following forms: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock that may be granted, other than dividend equivalents, to any individual during any calendar year is 100,000 shares, subject to adjustments. In addition, the maximum aggregate number of shares of Class A common stock with respect to grants of stock units, stock awards and other stock-based awards that may be granted to any individual during a calendar year is also 100,000 shares, subject to adjustments.
1999 Stock Option Plans
In September 1999, we adopted an employee incentive stock option plan (the 1999 ISO Plan) and a non-employee director stock option plan (the 1999 NQ Plan, and together with the 1999 ISO Plan, the 1999 Stock Option Plans). Options granted under the 1999 ISO Plan vest according to the terms determined by the compensation committee of our board of directors, and have a contractual life of up to ten years from the date of grant. Options granted under the 1999 NQ Plan vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 300,000 shares and 30,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. In September 2009, our 1999 Stock Option Plans expired; therefore, no more options can be granted under these plans.
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

A summary of the status of our stock options, as of December 31, 2010 and June 30, 2011, and changes during the six-months ended June 30, 2011, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2010	192	$59.04
Granted	—	—
Exercised	—	—
Forfeited	(4)	64.33

Outstanding at June 30, 2011	188	$58.94	$79	4.3

Exercisable at June 30, 2011	184	$59.79	$79	4.2

During the six-months ended June 30, 2011 and 2010, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2011 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$2.00 – 49.99	68	4	$16.36	7.3	68	$16.15
50.00 – 99.99	96	—	81.02	2.2	96	81.02
100.00 – 117.80	20	—	107.87	3.3	20	107.87

	184	4	$58.94	4.3	184	$59.79

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
A summary of the status of our nonvested shares, as of December 31, 2010 and June 30, 2011, and changes during the six-months ended June 30, 2011, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2010	3	$15.70
Awarded	—	—
Vested	(3)	15.70
Forfeited	—	—

Nonvested at June 30, 2011	—	$—

3. Basic and Diluted Net Income Per Common Share
Basic net income per common share was computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented, using the “if converted” method. Diluted net income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.
On July 5, 2011, we filed with the Secretary of State of the State of Delaware, a Certificate of Amendment to our Certificate of Incorporation to effect a 1-for-10 reverse stock split of the our Class A and Class B common stock shares. The reverse stock split became effective at 11:59p.m., Eastern Standard time on July 11, 2011. The condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.
The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	7,267	7,260	7,267	7,260
Effect of dilutive equity instruments	13	27	16	22

Dilutive weighted average shares outstanding	7,280	7,287	7,283	7,282

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	156	176	146	179

4. Operating Segments
We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net revenue:
Radio	$31,222	31,823	57,663	58,903
Television	4,405	4,014	8,739	7,780

Consolidated	$35,627	35,837	66,402	66,683

Engineering and programming expenses:
Radio	$5,279	5,684	11,688	11,474
Television	4,290	4,307	8,087	8,391

Consolidated	$9,569	9,991	19,775	19,865

Selling, general and administrative expenses:
Radio	$8,936	9,084	19,772	19,955
Television	2,021	1,748	4,364	3,666

Consolidated	$10,957	10,832	24,136	23,621

Corporate expenses:	$2,012	2,254	3,943	4,475

Depreciation and amortization:
Radio	$545	653	1,163	1,386
Television	575	564	1,150	1,126
Corporate	137	229	283	490

Consolidated	$1,257	1,446	2,596	3,002

(Gain) loss on the disposal of assets, net:
Radio	$(2)	—	(9)	—
Television	—	8	—	8
Corporate	—	—	—	—

Consolidated	$(2)	8	(9)	8

Impairment charges and restructuring costs:
Radio	$—	—	—	—
Television	—	—	—	—
Corporate	207	—	207	—

Consolidated	$207	—	207	—

Operating income (loss):
Radio	$16,464	16,402	25,049	26,088
Television	(2,481)	(2,613)	(4,862)	(5,411)
Corporate	(2,356)	(2,483)	(4,433)	(4,965)

Consolidated	$11,627	11,306	15,754	15,712

Capital expenditures:
Radio	$190	342	453	401
Television	211	15	1,634	310
Corporate	69	65	120	96

Consolidated	$470	422	2,207	807

	June 30,	December 31,
	2011	2010
	(In thousands)
Total Assets:
Radio	$431,766	425,106
Television	46,408	45,707
Corporate	3,600	4,006

Consolidated	$481,774	474,819

5. Comprehensive Income
Our total comprehensive income, comprised of net income, amounts reclassified to earnings during the period, and unrealized (loss) gain on derivative instruments, for the three- and six-months ended June 30, 2011 and 2010, respectively, was as follows (in thousands):

	Three-Months Ended		Six-Months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$8,444	9,431	$8,754	8,603
Other comprehensive income:
Amounts reclassified to earnings during the period	—	873	—	1,901
Unrealized (loss) gain on derivative instruments	(50)	(142)	16	(226)

Total comprehensive income	$8,394	10,162	$8,770	10,278

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
We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2007 through 2009. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2006 through 2011.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2011 and December 31, 2010.
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

The estimated fair values of our financial instruments are as follows (in millions):

	June 30, 2011		December 31, 2010
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facility term loan	$304.7	291.2	306.3	291.2
10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	69.8	92.3	69.3
Promissory note payable, included in other long-term debt	6.3	6.3	6.5	6.4
The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.
Fair Value of Derivative Instruments
The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Fair value measurements at June 30, 2011
Liabilities
	June 30, 2011	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$813	—	813	—

Fair value measurements at December 31, 2010
Liabilities
	December 31, 2010	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$829	—	829	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
Interest rate swaps	2011	2010	2011	2010

(Loss) gain recognized in other comprehensive loss (effective portion)	$(50)	(142)	$16	(226)

Loss reclassified from accumulated other comprehensive loss into interest expense	—	873	—	1,901

Gain recognized in change in fair value of derivative instrument	—	3,016	—	5,863
9. Acquisition of Houston Television Station
On August 1, 2011, we, through our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and KTBU Licensing, Inc. (“KTBU-Sub,” and, together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the Federal Communications Commission (the “FCC”) used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas, pursuant to that certain asset purchase agreement (the “Purchase Agreement”), dated May 2, 2011, as amended on July 19, 2011, with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation (“USFR”). On August 1, 2011, MegaTV programming debuted on KTBU-TV, which serves the Houston area.
In connection with the closing, we paid an aggregate purchase price equal to $16 million, consisting of: (i) cash in the amount of $8.0 million; and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%.
In addition, as part of the television station acquisition, we entered into a lease agreement with USFR Equity Drive Property LLC. The lease agreement covers approximately 30,000 square feet of space in Houston, Texas, and specified furnishings and broadcasting equipment. The lease has an initial term of 10 years, subject to two 5-year extensions at our option, and is terminable at any time by us on not less than 180 days prior notice. The lease also provides us with an option to purchase the property and the furnishings and equipment for a purchase price of $4 million if the purchase occurs during the first 12 months of the lease term, increasing by 2.5% annually during each successive 12-month period of the lease term.
10. Refinancing of our First Lien Credit Facility due 2012
Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period.
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

11. Subsequent Events
Reverse Stock Split of our Class A and Class B Common Stock
On July 5, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock, par value $0.0001 per share and Class B common stock, par value $0.0001 per share . The reverse stock split became effective at 11:59p.m., Eastern Standard time on July 11, 2011 (the “Effective Date”).
The reverse stock split was approved by our stockholders at the annual meeting held on June 1, 2011. The trading of our common stock on the NASDAQ Global Market on a split-adjusted basis began at the opening of trading on July 12, 2011, at which time the symbol changed to SBSAD to indicate that the reverse stock split had occurred. The symbol returned to the normal SBSA at the open of the market on August 9, 2011.
As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock automatically combined into one (1) share of post-split common stock. No fractional shares were issued. Proportional adjustments were made to our outstanding stock, stock options and other equity awards and to our equity compensation plans to reflect the reverse stock split. The condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.
NASDAQ Compliance Letter
As a result of the reverse stock split, on July 26, 2011, we received notification from NASDAQ that we had regained compliance with the $1.00 minimum closing bid price requirement in accordance with NASDAQ listing rules. The NASDAQ Listing Qualifications Panel has determined to continue the listing of our securities on The NASDAQ Stock Market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We own and/or operate 21 radio stations in markets that reach approximately 42% of the Hispanic population in the U.S., including Puerto Rico. In addition, we own and operate three television stations and have various affiliation, distribution and/or programming agreements, which allow us to reach over 6.0 million households throughout the U.S., including Puerto Rico.
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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2011 and 2010
The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,
	2011	2010
	(In thousands)
Net revenue:
Radio	$31,222	31,823
Television	4,405	4,014

Consolidated	$35,627	35,837

Engineering and programming expenses:
Radio	$5,279	5,684
Television	4,290	4,307

Consolidated	$9,569	9,991

Selling, general and administrative expenses:
Radio	$8,936	9,084
Television	2,021	1,748

Consolidated	$10,957	10,832

Corporate expenses:	$2,012	2,254

Depreciation and amortization:
Radio	$545	653
Television	575	564
Corporate	137	229

Consolidated	$1,257	1,446

(Gain) loss on the disposal of assets, net:
Radio	$(2)	—
Television	—	8
Corporate	—	—

Consolidated	$(2)	8

Impairment charges and restructuring costs:
Radio	$—	—
Television	—	—
Corporate	207	—

Consolidated	$207	—

Operating income (loss):
Radio	$16,464	16,402
Television	(2,481)	(2,613)
Corporate	(2,356)	(2,483)

Consolidated	$11,627	11,306

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2011 and 2010. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,
	2011	2010
	(In thousands)
Net revenue	$35,627	35,837
Engineering and programming expenses	9,569	9,991
Selling, general and administrative expenses	10,957	10,832
Corporate expenses	2,012	2,254
Depreciation and amortization	1,257	1,446
(Gain) loss on disposal of assets, net of disposal costs	(2)	8
Impairment charges and restructuring costs	207	—

Operating income	$11,627	11,306
Interest expense, net	(2,024)	(3,123)
Change in fair value of derivative instrument	—	3,016
Income tax expense	1,159	1,768

Net income	$8,444	9,431

Net Revenue
The decrease in our consolidated net revenue of $0.2 million or 1% was due to the decrease in our radio segment net revenues. Our radio segment net revenue decreased $0.6 million or 2%, primarily due to local sales, offset by an increase in national and network sales. The decrease in local sales occurred in all of our markets, with the exception of our New York market. The increase in national sales occurred in our New York, Chicago and Puerto Rico markets. The increase in network sales occurred in all of our markets. Our television segment net revenue increased $0.4 million or 10%, primarily due to increases in national spot sales and paid programming sales, offset by a decrease in local spot sales.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $0.4 million or 4% was due to the decrease in our radio segment expenses. Our radio segment expenses decreased $0.4 million or 7%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees. Our television segment expenses were flat.
Selling, General and Administrative Expenses
The increase in our consolidated selling, general and administrative expenses of $0.1 million or 1% was due to the increase in our television segment expense. Our television segment expenses increased $0.3 million or 16%, primarily due to increases in barter expense, promotions and outside services. Our radio segment expenses decreased $0.2 million or 2%, mainly due to a decrease in national and local commissions, offset by increases in our rating services and allowance for doubtful accounts.
Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel and rent expense related to the subleases entered in 2010, offset by an increase in professional fees related to our refinancing.
Impairment Charges and Restructuring Costs
The impairment charges and restructuring costs is related to an impairment charge recognized on the lease of corporate office space.

Operating Income
The increase in operating income was mainly due to the decrease in our engineering and programming expenses and corporate expenses.
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
Income Taxes
The income tax expense of $1.2 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income
The decrease in net income was primarily due to the prior year change in the fair value of derivative instrument, offset by decreases in interest expense and income taxes.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2011 and 2010
The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,
	2011	2010
	(In thousands)
Net revenue:
Radio	57,663	58,903
Television	8,739	7,780

Consolidated	66,402	66,683

Engineering and programming expenses:
Radio	11,688	11,474
Television	8,087	8,391

Consolidated	19,775	19,865

Selling, general and administrative expenses:
Radio	19,772	19,955
Television	4,364	3,666

Consolidated	24,136	23,621

Corporate expenses:	3,943	4,475

Depreciation and amortization:
Radio	1,163	1,386
Television	1,150	1,126
Corporate	283	490

Consolidated	2,596	3,002

(Gain) loss on the disposal of assets, net:
Radio	(9)	—
Television	—	8
Corporate	—	—

Consolidated	(9)	8

Impairment charges and restructuring costs:
Radio	—	—
Television	—	—
Corporate	207	—

Consolidated	207	—

Operating income (loss):
Radio	25,049	26,088
Television	(4,862)	(5,411)
Corporate	(4,433)	(4,965)

Consolidated	15,754	15,712

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2011 and 2010. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,
	2011	2010
	(In thousands)
Net revenue	$66,402	66,683
Engineering and programming expenses	19,775	19,865
Selling, general and administrative expenses	24,136	23,621
Corporate expenses	3,943	4,475
Depreciation and amortization	2,596	3,002
(Gain) loss on disposal of assets, net of disposal costs	(9)	8
Impairment charges and restructuring costs	207	—

Operating income	$15,754	15,712
Interest expense, net	(4,060)	(9,426)
Change in fair value of derivative instrument	—	5,863
Income tax expense	2,940	3,546

Net income	$8,754	8,603

Net Revenue
The decrease in our consolidated net revenue of $0.3 million or less than 1% was due to the decrease in our radio segment net revenues. Our radio segment net revenue decreased $1.2 million or 2%, primarily due to local sales, offset by an increase in national and network sales. The decrease in local sales occurred in all of our markets. The increase in national sales occurred in our New York, Chicago and Puerto Rico markets. The increase in network sales occurred in all of our markets. Our television segment net revenue increased $0.9 million or 12%, primarily due to increases in national spot sales and paid programming sales, offset by a decrease in local spot sales.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $0.1 million or less than 1% was due to the decrease in our television segment expenses. Our television segment expenses decreased $0.3 million or 4%, primarily due to a decrease in broadcasting rights fees for our Puerto Rico outlet, offset by an increase in original produced programming. Our radio segment expenses increased $0.2 million or 2%, primarily related to an increase in legal settlements, offset by decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees.
Selling, General and Administrative Expenses
The increase in our consolidated selling, general and administrative expenses of $0.5 million or 2% was due to the increase in our television segment expense. Our television segment expenses increased $0.7 million or 19%, primarily due to increases in promotions, professional fees and travel and entertainment expenses. Our radio segment expenses decreased $0.2 million or 1%, mainly due to a decrease in national and local commissions, offset by an increase in special events expenses.
Corporate Expenses
The decrease in corporate expenses was primarily a result of decreases in compensation and benefits for our corporate personnel and rent expense related to the subleases entered in 2010, offset by an increase in professional fees related to our refinancing.
Impairment Charges and Restructuring Costs
The impairment charges and restructuring costs is related to an impairment charge recognized on the lease of corporate office space.

Operating Income
The increase in operating income was mainly due to the decrease in our corporate expenses and deprecation and amortization, offset by increases in our selling, general and administrative expenses.
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
Income Taxes
The income tax expense of $2.9 million arose primarily from the income tax expense resulting from the tax amortization of our FCC broadcasting licenses.
Net Income
The increase in net income was primarily due to the decreases in interest expense and income taxes, offset by the prior year change in fair value of derivative instrument.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($65.0 million as of June 30, 2011) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our senior credit facility term loan. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and consolidations and mergers, among other things.
Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period.
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

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2011 and 2010, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2011	2010	$
	(In thousands)
Capital expenditures:
Radio	$453	401	52
Television	1,634	310	1,324
Corporate	120	96	24

Consolidated	$2,207	807	1,400

Net cash flows provided by operating activities	$16,378	11,206	5,172
Net cash flows used in investing activities	(2,192)	(807)	(1,385)
Net cash flows used in financing activities	(4,342)	(19,331)	14,989

Net increase (decrease) in cash and cash equivalents	$9,844	(8,932)

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
Net Cash Flows Used in Financing Activities
Changes in our net cash flows from financing activities were a result of the prior year $15.0 million repayment of our Senior Credit Facility Revolver.
Recent Developments
Acquisition of Houston Television Station
On August 1, 2011, we through our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and KTBU Licensing, Inc. (“KTBU-Sub,” and, together with Mega Media Holdings, “Mega Media”), completed the acquisition of certain assets, including licenses, permits and authorizations issued by the Federal Communications Commission (the “FCC”) used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas, pursuant to that certain asset purchase agreement (the “Purchase Agreement”), dated May 2, 2011, as amended on July 19, 2011, with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation (“USFR”). MegaTV debuted on the air on August 1, 2011.
In connection with the closing, we paid an aggregate purchase price equal to $16 million, consisting of: (i) cash in the amount of $8.0 million; and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%.

In addition, as part of the television station acquisition, we entered into a lease agreement with USFR Equity Drive Property LLC. The lease agreement covers approximately 30,000 square feet of space in Houston, Texas, and specified furnishings and broadcasting equipment. The lease has an initial term of 10 years, subject to two 5-year extensions at our option, and is terminable at any time by us on not less than 180 days prior notice. The lease also provides us with an option to purchase the property and the furnishings and equipment for a purchase price of $4 million if the purchase occurs during the first 12 months of the lease term, increasing by 2.5% annually during each successive 12-month period of the lease term.
Reverse Stock Split of our Class A and Class B Common Stock
On July 5, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”). The Amendment effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock, par value $0.0001 per share and Class B common stock, par value $0.0001 per share . The reverse stock split became effective at 11:59p.m., Eastern Standard time on July 11, 2011 (the “Effective Date”).
The reverse stock split was approved by our stockholders at the annual meeting held on June 1, 2011. The trading of our common stock on the NASDAQ Global Market on a split-adjusted basis began at the opening of trading on July 12, 2011, at which time the symbol changed to SBSAD to indicate that the reverse stock split had occurred. The symbol returned to the normal SBSA at the open of the market on August 9, 2011.
As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock automatically combined into one (1) share of post-split common stock. No fractional shares were issued. Proportional adjustments were made to our outstanding stock, stock options and other equity awards and to our equity compensation plans to reflect the reverse stock split. The condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.
NASDAQ Compliance Letter
As a result of the reverse stock split, on July 26, 2011, we received notification from NASDAQ that we had regained compliance with the $1.00 minimum closing bid price requirement in accordance with NASDAQ listing rules. The NASDAQ Listing Qualifications Panel has determined to continue the listing of our securities on The NASDAQ Stock Market.
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
On April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2011 to the holders of the Company’s 10 3/4 % Series B Cumulative Exchangeable Redeemable Preferred Stock of record as of April 1, 2011. The cash dividend of $26.875 per share was paid in cash on April 15, 2011.
Our Board of Directors, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements of the Company, it was not prudent to declare or pay the July 15, 2011 or the January 15, 2011 dividend.
Our Board of Directors has not yet determined whether to pay the scheduled October 15, 2011 dividend.
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
Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
3.1
Certificate of Amendment of Certificate of Incorporation of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 11, 2011).

10.1	*	Amendment to Employment Agreement dated April 19, 2011 by and between Spanish Broadcasting System, Inc. and Joseph A. Garcia.

10.2
Asset Purchase Agreement, dated as of May 2, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2011).

10.3	*
Amendment to the Asset Purchase Agreement, dated as of July 19, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc.

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

Date: August 12, 2011

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1
Certificate of Amendment of Certificate of Incorporation of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 11, 2011).

10.1	*	Amendment to Employment Agreement dated April 19, 2011 by and between Spanish Broadcasting System, Inc. and Joseph A. Garcia.

10.2
Asset Purchase Agreement, dated as of May 2, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2011).

10.3	*
Amendment to the Asset Purchase Agreement, dated as of July 19, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc.

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