Form 10-Q
period 2011-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2011-11-10
CIK 927720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2011, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding. The number of Class A and Class B common stock shares reflects a 1-for-10 reverse stock split effectuated by the Company at 11:59p.m., Eastern Daylight Time on July 11, 2011.

SPANISH BROADCASTING SYSTEM, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements — Unaudited	4

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

Unaudited Condensed Consolidated Statements of Operations for the Three- and Nine-Months Ended September 30, 2011 and 2010	5

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit and Comprehensive Income for the Nine-Months Ended September 30, 2011	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2011 and 2010	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 4. Controls and Procedures	25

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 6. Exhibits	26

Signatures	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$63,452	55,140
Receivables, net of allowance for doubtful accounts of $974 in 2011 and $813 in 2010	25,040	26,160
Prepaid expenses and other current assets	3,629	3,219

Total current assets	92,121	84,519

Property and equipment, net of accumulated depreciation of $56,562 in 2011 and $52,819 in 2010	42,812	40,006
FCC broadcasting licenses	323,055	312,623
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $341 in 2011 and $250 in 2010	2,207	1,184
Deferred financing costs, net of accumulated amortization of $6,875 in 2011 and $6,088 in 2010	726	1,514
Other assets	1,945	2,167

Total assets	$495,672	474,819

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$17,382	17,980
Accrued interest	1,138	4,057
Unearned revenue	1,029	745
Other liabilities	718	750
Current portion of the senior credit facility term loan due 2012	303,875	3,250
Current portion of other long-term debt	3,067	416
Series B cumulative exchangeable redeemable preferred stock dividends payable	19,441	14,478

Total current liabilities	346,650	41,676
Other liabilities, less current portion	543	985
Derivative instruments	775	829
Senior credit facility term loan due 2012, less current portion	—	303,063
Other long-term debt, less current portion	11,356	6,180
Deferred income taxes	82,331	78,247

Total liabilities	441,655	430,980

Commitments and contingencies (note 7)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 and 4,163,991 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	525,231	525,205
Accumulated other comprehensive loss	(775)	(829)
Accumulated deficit	(562,792)	(572,890)

Total stockholders’ deficit	(38,332)	(48,510)

Total liabilities and stockholders’ deficit	$495,672	474,819

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net revenue	$36,412	34,553	102,814	101,236
Operating expenses:
Engineering and programming	8,733	9,969	28,508	29,834
Selling, general and administrative	12,562	12,502	36,698	36,123
Corporate expenses	1,647	1,331	5,590	5,806
Depreciation and amortization	1,414	1,392	4,010	4,394

	24,356	25,194	74,806	76,157
(Gain) loss on the disposal of assets, net	(8)	23	(17)	31
Impairment charges and restructuring costs	—	2,097	207	2,097

Operating income	12,064	7,239	27,818	22,951

Other (expense) income:
Interest expense, net	(2,054)	(2,317)	(6,114)	(11,743)
Change in fair value of derivative instrument	—	—	—	5,863

Income before income taxes	10,010	4,922	21,704	17,071

Income tax expense	1,220	1,844	4,160	5,390

Net income	8,790	3,078	17,544	11,681

Dividends on Series B preferred stock	(2,482)	(2,482)	(7,446)	(7,446)

Net income applicable to common stockholders	$6,308	596	10,098	4,235

Basic net income per common share	$0.87	0.08	1.39	0.58

Diluted net income per common share	$0.87	0.08	1.39	0.58

Weighted average common shares outstanding:
Basic	7,267	7,261	7,267	7,260

Diluted	7,272	7,283	7,279	7,282

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit
and Comprehensive Income for the Nine-Months Ended September 30, 2011

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss	deficit	deficit
	(In thousands, except share data)
Balance at December 31, 2010	380,000	$4	4,163,991	$—	2,340,353	$—	$525,205	$(829)	$(572,890)	$(48,510)
Issuance of Class A common stock from vesting of restricted stock	—	—	3,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	26	—	—	26
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,446)	(7,446)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	17,544	17,544
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	54	—	54

Comprehensive income										17,598

Balance at September 30, 2011	380,000	$4	4,166,991	$—	2,340,353	$—	$525,231	$(775)	$(562,792)	$(38,332)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$17,544	11,681
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on the sale of assets	(17)	31
Impairment charges	207	2,097
Stock-based compensation	26	146
Depreciation and amortization	4,010	4,394
Net barter income	(264)	(214)
Provision for trade doubtful accounts	811	370
Amortization of deferred financing costs	788	796
Deferred income taxes	4,084	5,230
Unearned revenue	520	220
Change in fair value of derivative instrument	—	(3,962)
Changes in operating assets and liabilities:
Trade receivables	336	(99)
Prepaid expenses and other current assets	(410)	464
Other assets	222	203
Accounts payable and accrued expenses	(207)	(429)
Accrued interest	(2,919)	(1,536)
Other liabilities	(681)	369

Net cash provided by operating activities	24,050	19,761

Cash flows from investing activities:
Purchases of property and equipment	(2,505)	(1,257)
Proceeds from the sale of property and equipment and insurance recoveries	31	—
Acquisition of a television station and related equipment	(8,000)	—

Net cash used in investing activities	(10,474)	(1,257)

Cash flows from financing activities:
Payment of senior credit facility revolver due 2010	—	(15,000)
Payment of senior secured credit facility term loan 2012	(2,438)	(2,438)
Payment of Series B preferred stock cash dividends	(2,483)	(2,482)
Payments of other long-term debt	(343)	(346)

Net cash used in financing activities	(5,264)	(20,266)

Net increase (decrease) in cash and cash equivalents	8,312	(1,762)

Cash and cash equivalents at beginning of period	55,140	53,580

Cash and cash equivalents at end of period	$63,452	51,818

Supplemental cash flows information:
Interest paid	$8,218	9,582

Income taxes paid, net	$8	20

Noncash investing and financing activities:
Three-year promissory note issued for the acquisition of a television station and related equipment	$8,000	—

Accrual of Series B preferred stock cash dividends not declared	$4,963	4,964

Unrealized gain (loss) on derivative instruments	$54	(419)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three- and nine-month periods ended September 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2011 through the financial statements issuance date. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results for a full year.
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
On July 5, 2011, we filed with the Secretary of State of the State of Delaware, a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) to effect a 1-for-10 reverse stock split of the shares of our Class A and Class B common stock. The reverse stock split became effective at 11:59p.m., Eastern Daylight Time on July 11, 2011. The condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.
2. Stockholders’ Deficit
(a) Reverse Stock Split of our Class A and Class B Common Stock
On July 5, 2011, we filed the Certificate of Amendment with the Secretary of State of the State of Delaware, which effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock, par value $0.0001 per share (the “Class A common stock”) and Class B common stock, par value $0.0001 per share (the “Class B common stock”). The reverse stock split became effective at 11:59p.m., Eastern Daylight Time on July 11, 2011.
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

(b) Series C Convertible Preferred Stock
On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS, pursuant to which SBS acquired the FCC license of Infinity SF (the “CBS Radio Merger”), we issued to CBS Radio an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”). Each share of Series C preferred Stock is convertible at the option of the holder into two fully paid and non-assessable shares of the Class A common stock. The shares of Series C preferred stock issued at the closing of the CBS Radio Merger are convertible into 760,000 shares of Class A common stock, subject to certain adjustments. The number of Class A common stock shares reflects a 1-for-10 reverse stock split effectuated by the Company at 11:59p.m., Eastern Daylight Time on July 11, 2011. In connection with the CBS Radio Merger, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC, providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.
We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock created after December 23, 2004.
(c) Class A and B Common Stock
The rights of the Class A common stock holders and Class B common stock holders are identical except with respect to their voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon a transfer of the Class B common stock to a person or entity which is not a permitted transferee (as described in our Certificate of Incorporation). Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. Neither the holders of the Class A common stock nor the holders of the Class B common stock has preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share (the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share and is on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.
(d) Share-Based Compensation Plans
2006 Omnibus Equity Compensation Plan
In July 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants of Class A common stock can be made to participants in any of the following forms: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock units, stock awards and other stock-based awards that may be granted, other than dividend equivalents, to any individual during any calendar year is 100,000 shares, subject to adjustments.
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

A summary of the status of our stock options, as of December 31, 2010 and September 30, 2011, and changes during the nine-months ended September 30, 2011, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2010	192	$59.04
Granted	—	—
Exercised	—	—
Forfeited	(6)	74.50

Outstanding at September 30, 2011	186	$58.59	$—	3.7

Exercisable at September 30, 2011	183	$59.25	$—	3.6

During the nine-months ended September 30, 2011 and 2010, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2011 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$2.00 — 49.99	69	3	$16.36	7.1	69	$16.29
50.00 — 99.99	94	—	80.78	1.5	94	80.78
100.00 — 117.80	20	—	107.87	2.1	20	107.87

	183	3	$58.59	3.7	183	$59.25

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
A summary of the status of our nonvested shares, as of December 31, 2010 and September 30, 2011, and changes during the nine-months ended September 30, 2011, is presented below (in thousands, except per share data):

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per Share)
Nonvested at December 31, 2010	3	$15.70
Awarded	—	—
Vested	(3)	15.70
Forfeited	—	—

Nonvested at September 30, 2011	—	$—

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
On July 5, 2011, we filed with the Secretary of State of the State of Delaware, the Certificate of Amendment to effect a 1-for-10 reverse stock split of our Class A and Class B common stock shares. The reverse stock split became effective at 11:59p.m., Eastern Daylight Time on July 11, 2011, and the condensed consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.
The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	7,267	7,261	7,267	7,260
Effect of dilutive equity instruments	5	22	12	22

Dilutive weighted average shares outstanding	7,272	7,283	7,279	7,282

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	176	169	164	170

4. Operating Segments
We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net revenue:
Radio	$31,970	30,468	89,633	89,371
Television	4,442	4,085	13,181	11,865

Consolidated	$36,412	34,553	102,814	101,236

Engineering and programming expenses:
Radio	$5,322	5,795	17,010	17,269
Television	3,411	4,174	11,498	12,565

Consolidated	$8,733	9,969	28,508	29,834

Selling, general and administrative expenses:
Radio	$10,492	10,628	30,264	30,583
Television	2,070	1,874	6,434	5,540

Consolidated	$12,562	12,502	36,698	36,123

Corporate expenses:	$1,647	1,331	5,590	5,806

Depreciation and amortization:
Radio	$547	622	1,710	2,008
Television	739	569	1,889	1,695
Corporate	128	201	411	691

Consolidated	$1,414	1,392	4,010	4,394

(Gain) loss on the disposal of assets, net:
Radio	$—	23	(9)	23
Television	—	—	—	8
Corporate	(8)	—	(8)	—

Consolidated	$(8)	23	(17)	31

Impairment charges and restructuring costs:
Radio	$—	—	—	—
Television	—	43	—	43
Corporate	—	2,054	207	2,054

Consolidated	$—	2,097	207	2,097

Operating income (loss):
Radio	$15,609	13,400	40,658	39,488
Television	(1,778)	(2,575)	(6,640)	(7,986)
Corporate	(1,767)	(3,586)	(6,200)	(8,551)

Consolidated	$12,064	7,239	27,818	22,951

Capital expenditures:
Radio	$267	218	720	619
Television	24	62	1,658	372
Corporate	6	170	126	266

Consolidated	$297	450	2,504	1,257

	September 30,	December 31,
Total Assets:	2011	2010
	(In thousands)
Radio	$430,088	425,106
Television	62,118	45,707
Corporate	3,466	4,006

Consolidated	$495,672	474,819

5. Comprehensive Income
Our total comprehensive income, comprised of net income, amounts reclassified to earnings during the period, and unrealized gain (loss) on derivative instruments, for the three- and nine-months ended September 30, 2011 and 2010, respectively, was as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$8,790	3,078	$17,544	11,681
Other comprehensive income:
Amounts reclassified to earnings during the period	—	—	—	1,901
Unrealized gain (loss) on derivative instruments	38	(193)	54	(419)

Total comprehensive income	$8,828	2,885	$17,598	13,163

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
We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2008 through 2010. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2007 through 2011.
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2011 and December 31, 2010.
7. Litigation
We are subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. In the opinion of management, there is not a reasonable probability that we may have a potential liability related to any current legal proceedings and claims that would cause us to incur a material loss in excess of a recorded accrual. However, the results of legal proceedings cannot be predicted with certainty. Although management considers the likelihood of such an outcome to be remote, should we fail to prevail in any of these legal matters or should all of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.
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

The estimated fair values of our financial instruments are as follows (in millions):

	September 30, 2011		December 31, 2010
	Gross		Gross
	Carrying		Carrying
Description	Amount	Fair Value	Amount	Fair Value
Senior credit facility term loan	$303.9	272.0	306.3	291.2
10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	64.2	92.3	69.3
Promissory notes payable, included in other long-term debt	14.2	14.3	6.5	6.4
The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.
Fair Value of Derivative Instruments
The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Fair value measurements at September 30, 2011
Liabilities
	September 30, 2011	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$775	—	775	—

Fair value measurements at December 31, 2010
Liabilities
	December 31, 2010	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)

Derivative designated as a cash flow hedging instrument:
Interest rate swap	$829	—	829	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Interest rate swaps	2011	2010	2011	2010

Gain (loss) recognized in other comprehensive loss (effective portion)	$38	(193)	$54	(419)

Loss reclassified from accumulated other comprehensive loss into interest expense	—	—	—	1,901

Gain recognized in change in fair value of derivative instrument	—	—	—	5,863
9. Acquisition of Houston Television Station
On August 1, 2011, through our wholly-owned subsidiaries, Mega Media Holdings, Inc. (“Mega Media Holdings”) and KTBU Licensing, Inc. (“KTBU-Sub,” and, together with Mega Media Holdings, “Mega Media”), we completed the acquisition of certain assets, including licenses, permits and authorizations issued by the Federal Communications Commission (the “FCC”) used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas, pursuant to that certain asset purchase agreement (the “Purchase Agreement”), dated May 2, 2011, as amended on July 19, 2011, with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation (“USFR”). On August 1, 2011, MegaTV programming debuted on KTBU-TV, which serves the Houston area.
In connection with the closing, we paid an aggregate purchase price equal to $16.0 million, consisting of (i) cash in the amount of $8.0 million and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%.
We allocated the total cost of the purchase price of KTBU-TV based on the fair value of the assets acquired as follows: $10.4 million for FCC licenses, $4.5 million for property and equipment, and $1.1 million for other intangible assets.
In addition, as part of the television station acquisition, we entered into a lease agreement with USFR Equity Drive Property LLC. The lease agreement covers approximately 30,000 square feet of space in Houston, Texas and specified furnishings and broadcasting equipment. The lease has an initial term of 10 years, subject to two 5-year extensions at our option, and is terminable at any time by us on not less than 180 days prior notice. The lease also provides us with an option to purchase the property and the furnishings and equipment for a purchase price of $4 million if the purchase occurs during the first 12 months of the lease term, increasing by 2.5% annually during each successive 12-month period of the lease term.
10. Refinancing of our Senior Credit Facility due 2012
We continue to explore alternatives for the refinancing of our first lien credit facility term loan due June 2012 (the "Senior Credit Facility") believe that we will be able to refinance that facility on terms that are satisfactory to us. As previously announced, we expect to complete the refinancing process no later than April 2012.
The refinancing alternatives currently contemplated include an offering of new senior secured notes or the incurrence of new senior secured term loans, the net proceeds of which would be used, together with a portion of available cash, to refinance all outstanding term loans under the Senior Credit Facility and pay related fees and expenses. The Senior Credit Facility would be terminated.
The timing and structure of any transaction will depend on market conditions. No assurance can be given that we will successfully refinance the Senior Credit Facility before it becomes due or as to the terms or timing of any refinancing transaction, and we currently lack sufficient existing capital resources to repay it.
Any senior secured notes or other debt securities that may be offered are not expected to be registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. This discussion shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of, any debt securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
On January 21, 2011, we entered into an engagement letter agreement (the “Engagement Letter”) with Lazard Frères & Co. LLC (“Lazard”), to act as our investment banker in connection with exploring potential strategic transactions, including the refinancing of our existing Senior Credit Facility due June 10, 2012. Pursuant to the terms of the Engagement Letter, Lazard will be entitled to (i) fees upon the consummation of certain strategic transactions, (ii) fees in connection with services rendered under the Engagement Letter and (iii) reimbursement for expenses incurred in connection with its performance thereunder.

11. NASDAQ Delisting Letter
On September 15, 2011, we received a written deficiency notice (the “Notice”) from The Nasdaq Stock Market (“NASDAQ”), advising us that the market value of our Class A common stock for the previous 30 consecutive business days had been below the minimum $15,000,000 (“Market Value of Publicly Held Shares Requirement”) required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(3)(C) (the “Rule”).
Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we have been provided an initial grace period of 180 calendar days, or until March 13, 2012, to regain compliance with the Rule. The Notice further provides that NASDAQ will provide written confirmation stating that we have achieved compliance with the Rule if at any time before March 13, 2012, the market value of our publicly held shares closes at $15,000,000 or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Rule by March 13, 2012, NASDAQ will provide written notification to us that our Class A common stock is subject to delisting from the NASDAQ Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.
We intend to use all reasonable efforts to maintain the listing of our Class A common stock on the NASDAQ Global Market, but there can be no guarantee that we will regain compliance with the Market Value of Publicly Held Shares Requirement.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2011 and 2010
The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,
	2011	2010
	(In thousands)
Net revenue:
Radio	$31,970	30,468
Television	4,442	4,085

Consolidated	$36,412	34,553

Engineering and programming expenses:
Radio	$5,322	5,795
Television	3,411	4,174

Consolidated	$8,733	9,969

Selling, general and administrative expenses:
Radio	$10,492	10,628
Television	2,070	1,874

Consolidated	$12,562	12,502

Corporate expenses:	$1,647	1,331

Depreciation and amortization:
Radio	$547	622
Television	739	569
Corporate	128	201

Consolidated	$1,414	1,392

(Gain) loss on the disposal of assets, net:
Radio	$—	23
Television	—	—
Corporate	(8)	—

Consolidated	$(8)	23

Impairment charges and restructuring costs:
Radio	$—	—
Television	—	43
Corporate	—	2,054

Consolidated	$—	2,097

Operating income (loss):
Radio	$15,609	13,400
Television	(1,778)	(2,575)
Corporate	(1,767)	(3,586)

Consolidated	$12,064	7,239

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2011 and 2010. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2011	2010
	(In thousands)
Net revenue	$36,412	34,553
Engineering and programming expenses	8,733	9,969
Selling, general and administrative expenses	12,562	12,502
Corporate expenses	1,647	1,331
Depreciation and amortization	1,414	1,392
(Gain) loss on disposal of assets, net of disposal costs	(8)	23
Impairment charges and restructuring costs	—	2,097

Operating income	$12,064	7,239
Interest expense, net	(2,054)	(2,317)
Income tax expense	1,220	1,844

Net income	$8,790	3,078

Net Revenue
The increase in our consolidated net revenue of $1.9 million or 5% was due to the increases in both our radio and television segments. Our radio segment net revenue increased $1.5 million or 5%, primarily due to national and network sales. The increase in national sales occurred in all of our markets, with the exception of our San Francisco market. The increase in network sales occurred in all of our markets, with the exception of our Miami market. Our television segment net revenue increased $0.4 million or 9%, primarily due to increases in paid programming, barter and national spot sales, which were offset by decreases in local spot and integrated sales.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $1.2 million or 12% was due to the decreases in both our television and radio segments. Our television segment expenses decreased $0.8 million or 18%, primarily related to a decrease in broadcasting rights fees in our Puerto Rico and New York outlets. Our Puerto Rico broadcasting rights were renegotiated, which caused a reversal of broadcasting rights fees that were expensed in prior periods. Also, we were able to terminate our programming agreement with our New York outlet, which eliminated its respective broadcasting rights fee. Our radio segment expenses decreased $0.4 million or 8%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees.
Selling, General and Administrative Expenses
The increase in our consolidated selling, general and administrative expenses of $0.1 million or less than 1% was due to the increase in our television segment expenses. Our television segment expenses increased $0.2 million or 10%, primarily due to increases in commission expense and professional fees. Our radio segment expenses decreased $0.1 million or 1%, mainly due to a decrease in special events expenses.
Corporate Expenses
The increase in corporate expenses was primarily a result of increases in compensation and benefits and professional fees, offset by a decrease in rent expense related to the subleases entered in 2010.
Operating Income
The increase in operating income was mainly due to the increase in net revenue and decreases in impairment charges and restructuring costs and operating expenses.
Interest Expense, Net
The decrease in interest expense was mainly due to the decreases of our Senior Credit Facility’s LIBOR interest rate and its outstanding balance.
Income Taxes
The decrease in income tax expense was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.
Net Income
The increase in net income was primarily due to the increase in operating income and decreases in interest expense and income tax expense.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2011 and 2010
The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,
	2011	2010
	(In thousands)
Net revenue:
Radio	89,633	89,371
Television	13,181	11,865

Consolidated	102,814	101,236

Engineering and programming expenses:
Radio	17,010	17,269
Television	11,498	12,565

Consolidated	28,508	29,834

Selling, general and administrative expenses:
Radio	30,264	30,583
Television	6,434	5,540

Consolidated	36,698	36,123

Corporate expenses:	5,590	5,806

Depreciation and amortization:
Radio	1,710	2,008
Television	1,889	1,695
Corporate	411	691

Consolidated	4,010	4,394

(Gain) loss on the disposal of assets, net:
Radio	(9)	23
Television	—	8
Corporate	(8)	—

Consolidated	(17)	31

Impairment charges and restructuring costs:
Radio	—	—
Television	—	43
Corporate	207	2,054

Consolidated	207	2,097

Operating income (loss):
Radio	40,658	39,488
Television	(6,640)	(7,986)
Corporate	(6,200)	(8,551)

Consolidated	27,818	22,951

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2011 and 2010. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2011	2010
	(In thousands)
Net revenue	$102,814	101,236
Engineering and programming expenses	28,508	29,834
Selling, general and administrative expenses	36,698	36,123
Corporate expenses	5,590	5,806
Depreciation and amortization	4,010	4,394
(Gain) loss on disposal of assets, net of disposal costs	(17)	31
Impairment charges and restructuring costs	207	2,097

Operating income	$27,818	22,951
Interest expense, net	(6,114)	(11,743)
Change in fair value of derivative instrument	—	5,863
Income tax expense	4,160	5,390

Net income	$17,544	11,681

Net Revenue
The increase in our consolidated net revenue of $1.6 million or 2% was due to the increases in both our television and radio segments. Our television segment net revenue increased $1.3 million or 11%, primarily due to increases in national spot sales and paid programming sales, offset by a decrease in local spot sales. Our radio segment net revenue increased $0.3 million or less than 1%, primarily due to national and network sales, offset by a decrease in local sales. The increase in national sales occurred in our New York, Chicago and Puerto Rico markets. The increase in network sales occurred in all of our markets. The decrease in local sales occurred in all of our markets, with the exception of our New York and Puerto Rico markets.
Engineering and Programming Expenses
The decrease in our consolidated engineering and programming expenses of $1.3 million or 4% was due to the decreases in both our television and radio segments. Our television segment expenses decreased $1.1 million or 8%, primarily due to a decrease in broadcasting rights fees for our Puerto Rico and New York outlets, offset by an increase in original produced programming. Our Puerto Rico broadcasting rights were renegotiated, which caused a reversal of broadcasting rights fees that were expensed in prior periods. Also, we were able to terminate our programming agreement with our New York outlet, which eliminated its respective broadcasting rights fee. Our radio segment expenses decreased $0.2 million or 1%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees, offset by an increase in legal settlements.
Selling, General and Administrative Expenses
The increase in our consolidated selling, general and administrative expenses of $0.6 million or 2% was due to the increase in our television segment expenses. Our television segment expenses increased $0.9 million or 16%, primarily due to increases in promotions, professional fees and commissions. Our radio segment expenses decreased $0.3 million or 1%, mainly due to a decrease in national and local commissions, offset by increases in special events expenses, allowance for doubtful accounts expense and rating expense.
Corporate Expenses
The decrease in corporate expenses was primarily a result of a decrease in rent expense related to the subleases entered in 2010, offset by an increase in professional fees related to our potential refinancing.
Impairment Charges and Restructuring Costs
The impairment charges and restructuring costs are related to an impairment charge recognized on the sublease of our corporate office space.
Operating Income
The increase in operating income was mainly due to the increase in net revenue and the decreases in impairment charges and restructuring costs, operating expenses and corporate expenses.

Interest Expense, Net
The decrease in interest expense was mainly due to the decreases of our Senior Credit Facility’s LIBOR interest rate and its outstanding balance.
Income Taxes
The decrease in income tax expense was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.
Net Income
The increase in net income was primarily due to the increase in operating income and decreases in interest expense, income taxes and change in the fair value of derivative instrument.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents ($63.5 million as of September 30, 2011) and cash expected to be provided by operations. Our cash flow from operations is subject to such factors as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificates of designation governing our Series B preferred stock and the credit agreement governing our Senior Credit Facility. Additionally, our certificates of designation and credit agreement each place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, and consolidations and mergers, among other things.
Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period.
We are seeking refinancing of our Senior Credit Facility and believe that we will be able to do so on terms that are satisfactory to us. We expect to complete this process no later than April 2012. No assurance can be given that we will successfully refinance the Senior Credit Facility before it becomes due and we lack sufficient existing capital resources to repay it.
The refinancing alternatives currently contemplated include an offering of new senior secured notes or the incurrence of new senior secured term loans, the net proceeds of which would be used, together with a portion of available cash, to refinance all outstanding term loans under the Senior Credit Facility and pay related fees and expenses. The Senior Credit Facility would be terminated. The timing and structure of any transaction will depend on market conditions.
Any senior secured notes or other debt securities that may be offered are not expected to be registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. This discussion shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of, any debt securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
Disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) that underlie management’s beliefs include the following:
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

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2011 and 2010 with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2011	2010	$
	(In thousands)
Capital expenditures:
Radio	$720	619	101
Television	1,658	372	1,286
Corporate	126	266	(140)

Consolidated	$2,504	1,257	1,247

Net cash flows provided by operating activities	$24,050	19,761	4,289
Net cash flows used in investing activities	(10,474)	(1,257)	(9,217)
Net cash flows used in financing activities	(5,264)	(20,266)	15,002

Net increase (decrease) in cash and cash equivalents	$8,312	(1,762)

Capital Expenditures
The increase in our capital expenditures is primarily related to the build out of our Puerto Rico television studios and the relocation of a radio transmitter site in our San Francisco market.
Net Cash Flows Provided by Operating Activities
Changes in our net cash flows from operating activities were primarily a result of the increase in sales and cash collected from trade sales, offset by an increase in cash paid to vendors.
Net Cash Flows Used in Investing Activities
Changes in our net cash flows from investing activities were a result of the increase in our capital expenditures and the acquisition of Houston television station KTBU-TV and its related equipment.
Net Cash Flows Used in Financing Activities
Changes in our net cash flows from financing activities were a result of the prior year $15.0 million repayment of our Senior Credit Facility Revolver.
Recent Developments
Refinancing of our Senior Credit Facility due 2012
We continue to explore alternatives for the refinancing of our Senior Credit Facility and believe that we will be able to refinance that facility on terms that are satisfactory to us. As previously announced, we expect to complete the refinancing process no later than April 2012.
The refinancing alternatives currently contemplated include an offering of new senior secured notes or the incurrence of new senior secured term loans, the net proceeds of which would be used, together with a portion of available cash, to refinance all outstanding term loans under the Senior Credit Facility and pay related fees and expenses. The Senior Credit Facility would be terminated.
The timing and structure of any transaction will depend on market conditions. No assurance can be given that we will successfully refinance the Senior Credit Facility before it becomes due or as to the terms or timing of any refinancing transaction, and we currently lack sufficient existing capital resources to repay it.
Any senior secured notes or other debt securities that may be offered are not expected to be registered under the Securities Act, and, unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable securities laws. This discussion shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of, any debt securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
On January 21, 2011, we entered into the Engagement Letter with Lazard, to act as our investment banker in connection with exploring potential strategic transactions, including the refinancing of our existing Senior Credit Facility due June 10, 2012. Pursuant to the terms of the Engagement Letter, Lazard will be entitled to (i) fees upon the consummation of certain strategic transactions, (ii) fees in connection with services rendered under the Engagement Letter and (iii) reimbursement for expenses incurred in connection with its performance thereunder.
NASDAQ Delisting Letter
On September 15, 2011, we received a written deficiency notice from NASDAQ, advising us that the market value of our Class A common stock for the previous 30 consecutive business days had been below the minimum $15,000,000 required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(3)(C).
Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we have been provided an initial grace period of 180 calendar days, or until March 13, 2012, to regain compliance with the Rule. The Notice further provides that NASDAQ will provide written confirmation stating that we have achieved compliance with the Rule if at any time before March 13, 2012, the market value of our publicly held shares closes at $15,000,000 or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Rule by March 13, 2012, NASDAQ will provide written notification to us that our Class A common stock is subject to delisting from the NASDAQ Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.
We intend to use all reasonable efforts to maintain the listing of our Class A common stock on the NASDAQ Global Market, but there can be no guarantee that we will regain compliance with the Market Value of Publicly Held Shares Requirement.

Acquisition of Houston Television Station
On August 1, 2011, through our wholly-owned subsidiaries, Mega Media Holdings, Inc. and KTBU Licensing, Inc., we completed the acquisition of certain assets, including licenses, permits and authorizations issued by the FCC used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas, pursuant to the Purchase Agreement with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation (“USFR”). On August 1, 2011, Mega TV programming debuted on KTBU-TV, which serves the Houston area.
In connection with the closing, we paid an aggregate purchase price equal to $16.0 million, consisting of (i) cash in the amount of $8.0 million and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%.
We allocated the total cost of the purchase price of KTBU-TV based on the fair value of the assets acquired as follows: $10.4 million for FCC licenses, $4.5 million for property and equipment, and $1.1 million for other intangible assets.
In addition, as part of the television station acquisition, we entered into a lease agreement with USFR Equity Drive Property LLC. The lease agreement covers approximately 30,000 square feet of space in Houston, Texas and specified furnishings and broadcasting equipment. The lease has an initial term of 10 years, subject to two 5-year extensions at our option, and is terminable at any time by us on not less than 180 days prior notice. The lease also provides us with an option to purchase the property and the furnishings and equipment for a purchase price of $4 million if the purchase occurs during the first 12 months of the lease term, increasing by 2.5% annually during each successive 12-month period of the lease term.
Reverse Stock Split of our Class A and Class B Common Stock
On July 5, 2011, we filed the Certificate of Amendment with the Secretary of State of the State of Delaware, which effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock, and Class B common stock. The reverse stock split became effective at 11:59p.m., Eastern Daylight Time on July 11, 2011.
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
Our Board of Directors, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements of the Company, it was not prudent to declare or pay the October 15, 2011, July 15, 2011 or the January 15, 2011 dividend.
Our Board of Directors has not yet determined whether to pay the scheduled January 15, 2012 dividend.

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
Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

10.1
Amendment to Employment Agreement dated April 19, 2011 by and between Spanish Broadcasting System, Inc. and Joseph A. Garcia (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011).

10.2
Asset Purchase Agreement, dated as of May 2, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2011).

10.3
Amendment to the Asset Purchase Agreement, dated as of July 19, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011).

31.1	*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101. SCH		XBRL Taxonomy Extension Scheme Document

101. CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF		XBRL Taxonomy Extension Definition Linkbase Document

101. LAB		XBRL Taxonomy Extension Label Linkbase Document

101. PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

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
Date: November 10, 2011

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
3.1
Certificate of Amendment of Certificate of Incorporation of Spanish Broadcasting System, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 11, 2011).

10.1
Amendment to Employment Agreement dated April 19, 2011 by and between Spanish Broadcasting System, Inc. and Joseph A. Garcia (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011).

10.2
Asset Purchase Agreement, dated as of May 2, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2011).

10.3
Amendment to the Asset Purchase Agreement, dated as of July 19, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 12, 2011).

31.1	*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101. SCH		XBRL Taxonomy Extension Scheme Document

101. CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF		XBRL Taxonomy Extension Definition Linkbase Document

101. LAB		XBRL Taxonomy Extension Label Linkbase Document

101. PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith