Form 10-K
period 2011-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2012-03-30
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-27823

Spanish Broadcasting System, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3827791
(State or other jurisdiction or incorporation of organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,166,991 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 30, 2011, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $28.5 million and the aggregate market value of the Class B common stock held by non-affiliates of the registrant was approximately $2,415. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 30, 2011 of $6.90 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates and all share counts and share prices have been split-adjusted.)

As of March 26, 2012, 4,166,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2012 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on

Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

i

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

Our Company

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

We are a leading Spanish-language media and entertainment company with radio or television stations in the top seven U.S. Hispanic markets, including Puerto Rico, ranked by purchasing power. Our radio and television stations serve markets representing approximately 41% and over 15% of the U.S. Hispanic population, respectively. We produce and distribute Spanish-language content, including radio programs, television shows, music and live entertainment through our 21 radio stations and our television group, MegaTV, which produces over 50 hours of original programming per week. MegaTV broadcasts via our owned and operated stations in South Florida and Houston and through distribution agreements with eight other stations, including nationally on a subscriber basis. We also own 21 bilingual websites, including www.lamusica.com, Mega.tv and various station websites. In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

We operate three of the top six Spanish-language radio stations in the United States based on the average number of listeners per quarter-hour, including our New York station (WSKQ-FM), which delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2011 Hispanic Fact Pack. Our radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco.

U.S. Hispanic population rank (1)	Our radio market	2010 Hispanic population in market (in millions) (1)	2010 Total population in market (in millions) (1)	% of total market population that is Hispanic (1)	% of total U.S. Hispanic population (1) (2)	Number of radio stations we operate in the market
1	Los Angeles	8.1	17.6	44%	15%	2
2	New York	4.6	21.3	21%	8%	2
3	Puerto Rico	3.7	3.7	99%	7%	11
5	Miami	2.0	4.3	45%	4%	4
6	Chicago	2.0	9.9	19%	4%	1
8	San Francisco	1.6	6.9	22%	3%	1

Total		22.0	63.7	34%	41%	21

(1)	Based on 2010 population estimates in the Synovate 2010 Diversity Markets Report and the 2010 Hispanic Census Brief.
(2)	Represents the Hispanic population in each respective market divided by the total U.S. Hispanic population.

Our Strategy

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

Our operating strategy focuses on maximizing our broadcast stations’ appeal to our targeted audiences and advertisers in order to increase revenue and cash flow, while simultaneously controlling operating expenses. To achieve these goals, we focus on a number of key factors.

Develop Market Leading Station Clusters in High Growth Hispanic Markets. We believe Hispanic media will gain revenue share as a result of the growing U.S. Hispanic population and purchasing power. Given our knowledge of, and experience with, the U.S. Hispanic marketplace and our established position in the top seven U.S. Hispanic markets, including Puerto Rico, ranked by purchasing power, we will continue to focus on reaching, and maximizing revenue in, high growth Hispanic markets. We believe that operating multiple stations in the same markets enables us to achieve operating efficiencies and cost savings. We pursue a strategy of creating broadcast station clusters that reach a critical mass of our target audience and marketing resources necessary to aggressively pursue incremental advertising revenue.

Leverage Our Proprietary Content Across Our Media Platforms. We will continue to monetize our content across multiple platforms, including radio, broadcast and pay television and live events, as well as emerging media alternatives. We use our media platforms and relationships with Hispanic celebrities and talent to produce unique programming and content for our television and radio stations. Concerts and special promotional appearances form an important part of our marketing strategy and provide us with significant local market exposure. We also develop content from these events and create opportunities to sell, market and distribute that content through our websites and other media, providing our advertising partners with attractive advertising solutions. For example, we are developing a pay-per-view production of a recent series of Shakira concerts we hosted in Puerto Rico. In addition to the potential revenue from the related pay-per-view series, the event allowed us to promote our brands to increase our radio audience and drive increased advertising revenue. In addition, as the media landscape evolves, we are developing our key broadcast programs, on-air personalities and brands for consumption as downloadable video and interactive content.

Maintain Cost Discipline. We employ a regimented managerial approach to operating our media outlets. We emphasize control of our operating costs through detailed budgeting, continuous review of staffing levels and expenses and vendor analysis. During the recent economic downturn, we have been highly focused on reducing our costs and believe we have significantly streamlined our cost structure to provide a foundation for growth. From 2008 to 2010, we decreased our operating costs (includes engineering and programming expenses, selling, general and administrative expenses and corporate expenses) by 33%, or $47.4 million, while maintaining an attractive, diverse array of talent and content.

Grow Our Television Business. Television is the largest Hispanic media market in the United States, with approximately 70.5% of the total U.S. Hispanic advertising spending. In 2010 the U.S. Hispanic television industry generated $4.8 billion of revenue, according to the 2011 Hispanic Fact Pack. Our radio stations and experience in the Hispanic media and radio market in the United States and Puerto Rico give us a powerful platform, knowledge base and set of relationships on which to build our growing television business. We utilize our market knowledge to create distinctive television programs tailored to our target audiences’ preferences. We believe that MegaTV will capitalize on these insights as the reach of our television programming continues to grow. Additionally, our television business offers attractive cross-promotional opportunities with our radio stations.

Maintain Strong Community Involvement. We have been, and will continue to be, actively involved in the local communities that we serve. Our broadcast stations participate in numerous community programs, fundraisers and activities benefiting the local community and Hispanics abroad. Examples of our community involvement include free public service announcements, free events designed to promote family values within the local Hispanic communities, extensive coverage of world events that have an impact on the U.S. Hispanic population as well as charitable contributions to organizations that benefit the local Hispanic communities in which we operate. Our community involvement also allows us to keep abreast of shifting audience preferences, further tailor our content and enhance broadcast station loyalty.

Hispanic Market Opportunity

The U.S. Hispanic population is the largest ethnic minority group and the fastest growing U.S. consumer market in the United States, according to the Selig Center for Economic Growth August 2010 report. We believe that we are well positioned to benefit from the projected growth in population and purchasing power of the U.S. Hispanic population and the expected shift of advertising dollars to Hispanic media. We believe that targeting the Hispanic market is attractive for the following reasons:

•

Hispanic Population Growth. Between 2000 and 2010, the U.S. Hispanic population increased by 43.0%, compared to 4.9% for the non-Hispanic population. In 2010, Hispanics comprised 16.3% of the U.S. population and nearly one out of every six individuals living in the United States was of Hispanic origin. The U.S. Hispanic population grew at more than eight times the rate of the non-Hispanic population from 2000 to 2010 and is projected to grow to 30% of the U.S. population by 2050, according to the U.S. Census Bureau.

•

Growth in Hispanic Purchasing Power. The U.S. Hispanic population accounted for an estimated $1.0 trillion of purchasing power in 2010, which is estimated to grow to $1.5 trillion by 2015. U.S. Hispanic purchasing power increased by 107.5% between 2000 and 2010 and accounted for 9.3% of all U.S. purchasing power in 2010.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $6.8 billion on Spanish-language media advertising in 2010, according to the 2011 Hispanic Fact Pack. This amount has more than tripled since 2000 when Hispanic advertising expenditures totaled $2.1 billion according to Hispanic Business Magazine, December 2001. As advertisers increasingly recognize the purchasing power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

•

Re-balancing of Advertising Spending Towards Hispanic Media. While U.S. Hispanic purchasing power represented 9.3% of the total U.S. purchasing power in 2010, only 3.3% of advertising spending is directed toward U.S. Hispanic media. As advertisers seek to tap the large and growing Hispanic market, we believe they will allocate additional advertising dollars to the Hispanic market. We believe we are well positioned to capitalize on the growing Hispanic advertising market given our attractive position in the top seven U.S. Hispanic markets, including Puerto Rico, ranked by purchasing power.

The above market opportunity information is based on data provided by the Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2010, the 2011 Hispanic Fact Pack, Annual Guide to Hispanic Marketing and Media, 2011 Edition and the 2010 Hispanic Census Brief.

Our Strengths

Strong Presence in Largest U.S. Hispanic Markets. We operate in the top seven U.S. Hispanic markets ranked by purchasing power, estimated to represent over 45% of U.S. Hispanic purchasing power in 2010 (for Puerto Rico, based on GDP purchasing power parity data): Los Angeles, New York, Puerto Rico, Miami, San Francisco, Chicago and Houston. We operate three of the top six Spanish-language radio stations across the United States. Our New York station (WSKQ-FM) ranks first among Spanish-language stations. The Los Angeles and New York markets, where we consistently have a top-three-rated Spanish-language radio station, have the largest and second largest U.S. Hispanic populations, respectively. New York and Los Angeles are also the largest and second largest overall radio markets in the United States measured by advertising revenue. In addition, MegaTV reaches markets with over 15% of U.S. Hispanics.

Strong Portfolio of Branded Media Franchises. Because of our history with Hispanic-focused media, we believe that we have been able to develop strong relationships with the Hispanic audiences in our markets and create strong brand loyalty. Our listeners enjoy music from popular and emerging artists as well as updated local information on weather, news and general entertainment. As an example of the power of our brand, our New York station (WSKQ-FM) delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2011 Hispanic Fact Pact. Our live concerts and events provide our advertisers additional opportunities to reach their target audiences as well as allow us to cross-promote our brands and diversify our revenue base.

Diversification Across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2010, no single advertiser generated more than 5% of our consolidated revenue. Our advertisers include advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

Attractive Business Model. Our strong margins and low levels of capital expenditures enable us to generate high levels of cash flows from operating activities. We also benefit from an attractive cost structure that provides significant operating leverage while allowing us ongoing operating flexibility.

Experienced Management Team. Led by Raúl Alarcón, our Chairman, Chief Executive Officer and President, our senior management team has, on average, over 20 years of experience in the broadcasting sector. Importantly, the Alarcón family has been involved in Spanish-language radio broadcasting since the 1950s, when the late Mr. Pablo Raúl Alarcón, Sr., our former Chairman Emeritus, established his first radio station in Camagüey, Cuba. We believe that our experienced management team gives us a unique understanding of the various Hispanic ethnic and cultural subgroups and allows us to effectively tailor our broadcast programming, websites and concerts accordingly.

Recent Developments

Regain Compliance with NASDAQ Listing Standards

On September 15, 2011, we received a written deficiency notice (the “Notice”) from The NASDAQ Stock Market (“NASDAQ”) advising us that the market value of our Class A common stock for the previous 30 consecutive business days had been below the minimum $15,000,000 (“Market Value of Publicly Held Shares Requirement”) required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(C) (the “Rule”).

Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we were provided with an initial grace period of 180 calendar days, or until March 13, 2012, to regain compliance with the Rule. The Notice further provided that NASDAQ would provide us with written confirmation stating that we had achieved compliance with the Rule if, at any time before March 13, 2012, the market value of our publicly held shares closed at $15,000,000 or more for a minimum of 10 consecutive business days.

On February 13, 2012, we received notification from NASDAQ that we had regained compliance with the Market Value of Publicly Held Shares Requirement for a minimum of 10 consecutive business days as set forth in the Rule. Accordingly, we have regained compliance with the Rule and continue to be listed on the NASDAQ Global Market.

Debt Refinancing

On February 7, 2012 we closed our previously announced offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act and are governed by an indenture, dated as of the same date, by and between the Company and Wilmington Trust, National Association, as trustee. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the previously existing $350,000,000 first lien credit agreement, dated as of June 10, 2005, among the Company, the lenders from time to time party thereto, Merrill Lynch, Pierce Fenner & Smith, Inc., as syndication agent, Wachovia Bank, National Association, as documentation agent, and Lehman Commercial Paper Inc., as administrative agent, that was due June 10, 2012 (the “First Lien Credit Agreement”), and to pay the transaction costs related to the offering.

Dividend Payment on the Series B Preferred Stock

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates.

In determining whether to declare and pay any prior or future cash dividends, our Board of Directors considers management’s recommendation, our financial condition, as well as whether funds are legally available to make such payments and the dividend would otherwise be permitted under the Delaware General Corporate Law.

On April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2011 to the holders of our Series B preferred stock of record as of April 1, 2011. The cash dividend of $26.875 per share was paid in cash on April 15, 2011.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements, it was not prudent to declare or pay the dividends scheduled for January 15, 2012, October 15, 2011, July 15, 2011 and January 15, 2011.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarters, a “voting rights triggering event” will have occurred. Following the occurrence, and during the continuation, of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

Houston TV Asset Acquisition

On May 2, 2011, we entered into an asset purchase agreement (the “Houston Purchase Agreement”) with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation. Pursuant to the Houston Purchase Agreement, the Company acquired the assets, including licenses, permits and authorizations issued by the Federal Communications Commission used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas.

On August 1, 2011, in connection with the closing, we paid an aggregate purchase price equal to $16.0 million, consisting of (i) cash in the amount of $8.0 million and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%. The promissory note is payable in three annual installments (each equal to one-third of the principal amount of the note plus all accrued and unpaid interest) on each of August 1, 2012, 2013 and 2014. It is secured by the assets purchased pursuant to the Houston Purchase Agreement (other than as precluded by law) and all proceeds generated from such assets.

We allocated the total cost of the purchase price of KTBU-TV based on the fair value of the assets acquired as follows: $10.4 million for FCC licenses, $4.5 million for property and equipment, and $1.1 million for other intangible assets.

Reverse Stock Split of our Class A and Class B Common Stock

On July 5, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware, which effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock and Class B common stock. The reverse stock split became effective at 11:59 p.m., Eastern Daylight Time on July 11, 2011.

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

As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock automatically combined into one (1) share of post-split common stock. No fractional shares were issued. Proportional adjustments were made to our outstanding stock, stock options and other equity awards and to our equity compensation plans to reflect the reverse stock split. The consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

Operating Segments

We report two operating segments: radio and television.

See Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and/or operate radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The following table sets forth certain statistical and demographic information relating to our radio markets:

U.S. Hispanic population rank (1)	Our radio market	2010 Hispanic population in market (in millions) (1)	2010 total population in market (in millions) (1)	% of total market population that is Hispanic (1)	% of total U.S. Hispanic population (1) (3)	Number of radio stations we operate in the market	2011 radio market gross revenues (in millions) (2)	U.S. market radio revenue rank (2)
1	Los Angeles	8.1	17.6	44%	15%	2	$765.6	1
2	New York	4.6	21.3	21%	8%	2	$612.6	2
3	Puerto Rico	3.7	3.7	99%	7%	11	$71.4	34
5	Miami	2.0	4.3	45%	4%	4	$240.9	9
6	Chicago	2.0	9.9	19%	4%	1	$494.2	3
8	San Francisco	1.6	6.9	22%	3%	1	$281.3	5

Total		22.0	63.7	34%	41%	21	$2,466.0

(1)	Based on 2010 population estimates in the Synovate 2010 Diversity Markets Report and the 2010 Hispanic Census Brief.
(2)	BIA/Kelsey’s Investing in Radio 2011 Market Report, 4th edition.
(3)	Represents the Hispanic population in each respective market divided by the total U.S. Hispanic population.

Radio Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio 2011 Market Report, 4th edition.

Los Angeles. The Los Angeles market is the largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $766 million in 2011. The Los Angeles market experienced an annual radio revenue increase of 4.9% between 2009 and 2010 and is expected to increase at an annual rate of 3.8% between 2010 and 2015.

New York. The New York market is the second largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $613 million in 2011. The New York market experienced an annual radio revenue increase of 6.2% between 2009 and 2010 and is expected to increase at an annual rate of 3.5% between 2010 and 2015.

Puerto Rico. The Puerto Rico market is the thirty-fourth largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $71 million in 2011. The Puerto Rico market experienced an annual radio revenue increase of 2.9% between 2009 and 2010 and is expected to increase at an annual rate of 2.9% between 2010 and 2015.

Miami. The Miami market is the ninth largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $241 million in 2011. The Miami market experienced an annual radio revenue increase of 8.9% between 2009 and 2010 and is expected to increase at an annual rate of 2.6% between 2010 and 2015.

Chicago. The Chicago market is the third largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $494 million in 2011. The Chicago market experienced an annual radio revenue increase of 6.3% between 2009 and 2010 and is expected to increase at an annual rate of 4.0% between 2010 and 2015.

San Francisco. The San Francisco market is the fifth largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $281 million in 2011. The San Francisco market experienced an annual radio revenue increase of 8.0% between 2009 and 2010 and is expected to increase at an annual rate of 2.3% between 2010 and 2015.

Radio Station Programming

We format the programming of each of our radio stations to target a substantial share of the U.S. Hispanic audience in its respective market. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin and each with its own musical and cultural heritage. The music, culture, customs and Spanish dialects vary from one radio market to another. We strive to become very familiar with the musical tastes and preferences of each of the various Hispanic ethnic groups and customize our programming to match the local preferences of our target demographic audience in each market we serve. By employing listener study groups and surveys, we can respond immediately, if necessary, to any changing preferences of listeners and/or trends by refining our programming to reflect the results of our research and testing. Each of our programming formats is described below.

•

Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata and reggaeton music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic. Reggaeton is a modern rhythmic dance genre that incorporates certain elements of hip-hop music. Reggaeton originated in Panama and Puerto Rico more than a decade ago and has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop.

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

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as, international hits from Puerto Rico, Mexico, Latin America and Spain.

•	Spanish Oldies. The Spanish Oldies format includes a variety of Latin and English classics, mainly from the 1960s, 1970s and 1980s.

•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.

•	Latin Rhythmic. The Hispanic Urban (“Hurban”) format consists of reggaeton with a mix of pop and tropical music.

•	Colombian Music. The Colombian music format consists of “Cumbia and Vallenato,” which are tropical music genres associated with the culture and musical traditions of Colombia and its people.

The following table lists the programming formats of our radio stations and the target demographic group of each station:

Market	FM Station	Format	Target Buying Demographic Group by Age
Los Angeles	KLAX	Regional Mexican	18-49
	KXOL	Latin Rhythmic	18-34

New York	WSKQ	Spanish Tropical	18-49
	WPAT	Spanish Adult Contemporary	25-54

Puerto Rico	WMEG	Top 40	18-34
	WEGM	Top 40	18-34
	WRXD	Spanish Tropical	25-54
	WIOA	Spanish Adult Contemporary	18-49
	WIOB	Spanish Adult Contemporary	18-49
	WIOC	Spanish Adult Contemporary	18-49
	WZNT	Spanish Tropical	18-49
	WZMT	Spanish Tropical	18-49
	WZET	Spanish Tropical	18-49
	WODA	Latin Rhythmic	18-34
	WNOD	Latin Rhythmic	18-34

Chicago	WLEY	Regional Mexican	18-49

Miami	WXDJ	Spanish Tropical	18-49
	WCMQ	Spanish Oldies	25-54
	WRMA	Spanish Adult Contemporary	18-49
	WRAZ(1)	Colombian	18-49
San Francisco	KRZZ	Regional Mexican	18-49

(1)	WRAZ-FM is operated pursuant to a local marketing agreement with South Broadcasting System, Inc. See Notes to Consolidated Financial Statements.

Our radio programming capabilities benefit from the integration and synergies of production of programming across the Company. For example, successful programming in one market can be syndicated to another market.

On-line Properties

As part of our media operating business, we also operate SBS Interactive including LaMusica.com, Mega.tv and our radio station websites, which are bilingual (Spanish-English) websites providing content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously stream our stations’ content, which has broadened our audience reach. We hope to generate revenue from our key broadcast programs, on-air personalities and brands, which are being developed for downloadable video and interactive content use through our network website, LaMusica.com. We are also developing content from our production of musical events to create opportunities to sell, market and distribute this content through our websites and other media.

We believe that SBS Interactive, together with our broadcast portfolio, enables our audience to enjoy targeted and culturally specific entertainment options, such as concert listings, music reviews, local entertainment calendars and interactive content on popular Latin artists and entertainers. At the same time, our online properties enable our advertisers to reach their targeted Hispanic consumers through an additional and dynamic medium.

Television overview and programming

On March 1, 2006, we launched MegaTV, our general entertainment Spanish-language television operation. We created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the market’s U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels. The following table sets forth demographic and statistical information with respect to our television markets, excluding cable and satellite providers, such as DirecTV Más, AT&T U-Verse and DirecTV Puerto Rico:

TV market revenue rank (1)	Our TV Designated Market Area (DMA)	2010 Hispanic population in market (millions) (2)	2010 total population in television market (millions) (1)	Hispanic % of total population in TV market (1)	2011 market TV over-the air estimated gross revenues (millions) (1)
3	Chicago	2.0	9.8	19.8%	$734.6
7	Miami-Ft. Lauderdale	2.0	4.2	46.2%	$486.6
9	Houston	2.1	6.2	33.3%	$468.9
15	Orlando-Daytona Beach-Melbourne	0.6	3.7	17.4%	$260.4
37	Salt Lake City	0.4	3.0	11.7%	$137.8
39	West Palm Beach-Ft. Pierce	0.3	1.9	16.6%	$121.3
54	Fresno-Visalia	1.0	1.9	51.1%	$75.0
138	Monterey-Salinas	0.3	0.7	44.6%	$20.8

	Total in our markets	8.6	31.5	27.3%	$2,305.4

(1)	BIA/Kelsey’s Investing in Television 2011, 4th edition.
(2)	Calculated by multiplying the fourth column by the fifth column.

Television Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2011, 4th edition and 2010 population estimates in the Synovate 2010 Diversity Markets Report and the 2010 Hispanic Census Brief.

Miami. The Miami-Ft. Lauderdale market is the seventh largest U.S. television market in terms of advertising revenue, which was projected to be approximately $487 million in 2011 and the fifth largest in terms of Hispanic population. The Miami-Ft. Lauderdale market experienced an annual television revenue increase of 31.9% between 2009 and 2010. Television revenue in the Miami-Ft. Lauderdale market is expected to increase at an annual rate of 1.7% between 2010 and 2015.

Houston. The Houston market is the ninth largest U.S. television market in terms of advertising revenue, which was projected to be approximately $469 million in 2011 and the fourth largest in terms of Hispanic population. The Houston market experienced an annual television revenue increase of 22.0% between 2009 and 2010. Television revenue in the Miami market is expected to increase at an annual rate of 1.9% between 2010 and 2015.

Chicago. The Chicago market is the third largest U.S. television market in terms of advertising revenue, which was projected to be approximately $735 million in 2011 and the sixth largest in terms of Hispanic population. The Chicago market experienced an annual television revenue increase of 28.3% between 2009 and 2010. Television revenue in the Chicago market is expected to increase at an annual rate of 0.9% between 2010 and 2015.

Fresno. The Fresno-Visalia market is the 54th largest U.S. television market in terms of advertising revenue, which was projected to be approximately $75 million in 2011 and the twelfth largest in terms of Hispanic population. The Fresno-Visalia market experienced an annual television revenue increase of 27.2% between 2009 and 2010. Television revenue in the Fresno-Visalia market is expected to decrease at an annual rate of -0.2% between 2010 and 2015.

Orlando. The Orlando market is the 15th largest U.S. television market in terms of advertising revenue, which is projected to be approximately $260 million in 2011 and the 20th largest in terms of Hispanic population. The Orlando market experienced an annual television revenue increase of 30.9% between 2009 and 2010. Television revenue in the Orlando market is expected to decrease at an annual rate of -0.7% between 2010 and 2015.

West Palm Beach. The West Palm Beach-Ft. Pierce market is the 39th largest U.S. television market in terms of advertising revenue, which was projected to be approximately $121 million in 2011 and the 28th largest in terms of Hispanic population. The Palm Beach-Ft. Pierce market experienced an annual television revenue increase of 38.4% between 2009 and 2010. Television revenue in the Palm Beach-Ft. Pierce market is expected to increase at an annual rate of 0.03% between 2010 and 2015.

Salt Lake City. The Salt Lake City market is the 37th largest U.S. television market in terms of advertising revenue, which is projected to be approximately $138 million in 2011 and the 30th largest in terms of Hispanic population.

The Salt Lake City market experienced an annual television revenue increase of 18.0% between 2009 and 2010. Television revenue in the Salt Lake City market is expected to increase at an annual rate of 0.6% between 2010 and 2015.

Monterey-Salinas. The Monterey-Salinas, California market is the 138th largest U.S. television market in terms of advertising revenue, which is projected to be approximately $21 million in 2011 and the 34th largest in terms of Hispanic population. The Monterey-Salinas market experienced an annual television revenue increase of 18.3% between 2009 and 2010. Television revenue in the Monterey-Salinas market is expected to increase at an annual rate of 0.4% between 2010 and 2015.

The following table lists the distribution outlets of our MegaTV programming:

Market	Station ID	Channel	Programming type
Chicago, Illinois	WOCK	13	Local Marketing Agreement
Fresno, California	KSDI	33.2	Affiliation Agreement
Houston, Texas	KTBU	42	Owned & Operated
Miami, Florida	WSBS	22	Owned & Operated
Monterey, Salinas, California	KMCE	43.2	Affiliation Agreement
Orlando, Florida	WATV	47	Affiliation Agreement
West Palm Beach, Florida	WBWP	57	Affiliation Agreement
DirecTV Más—Nationwide	Satellite	405	Affiliation Agreement
DirecTV—Puerto Rico	Satellite	169	Affiliation Agreement
AT&T U-Verse—Nationwide	ADS/Cable	3008	Affiliation Agreement

Television Strategy

MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality-based shows. On the forefront of digital platforms, we were the first Spanish-language programmer to broadcast in 100% native High Definition (HD) in the United States and one of the first Spanish-language programmers in the United States to launch content on Video On Demand, known as VOD.

As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming, as well as including interactive elements to complement our Internet websites. We produce over 50 hours of original programming per week. Our television revenue is generated primarily from the sale of local advertising and paid programming. Advertising rates depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, and the supply of and demand for television advertising time, as well as other qualitative factors. We also generate revenue from the sale of integrated sponsorships and program syndication.

Our television growth strategy is focused on selectively expanding our MegaTV operations into U.S. Hispanic markets where we do not currently have television programming distribution outlets. We continue to target fast-growing and high-density U.S. Hispanic markets, including markets in New York and California, where we can maximize our revenue through aggressive and selective sales and programming efforts directed at U.S. Hispanic and general market advertisers in order to become profitable in terms of station operating income.

Our Miami facility for our media broadcast programming and production is nearly 70,000 square feet and houses the bulk of MegaTV’s national and local market operations. With over 14,000 square feet of high definition (HD) TV-Studio production space, the building was remodeled to handle the majority of MegaTV’s diverse original HD programming, while also accommodating outside production clients with its wide range of production capabilities, which can include anything from news to late-night variety shows with live band and studio audience. MegaTV’s long-term technical design criteria for this facility placed an emphasis on streamlined production workflows and digital media management. Key technical features of this facility include:

•	integrated HD/standard definition (SD) file-based content capabilities throughout our studio, post production and master control areas;

•	three HD studio production spaces that can be operated independently or combined;

•	two fully equipped HD control rooms with server, editing and mastering capabilities;

•	14 HD/SD post production editing suites that include advanced technology in networked solutions;

•	satellite downlink antenna farm and extensive fiber connectivity for content contribution and distribution; and

•	multi-path, redundant HD server-based master control system responsible for our distribution feeds.

The Miami facility also includes office space for production and back-office personnel, as well as dressing rooms, make-up rooms and green rooms for our on-air talent and studio guests.

Advertising Revenue

The vast majority of our revenue is derived from cash advertising sales. Advertising revenue has historically been classified into two categories—”national” and “local.” “National” generally refers to advertising that is solicited by a representative firm for national advertisers. A subset category of national advertising revenue is network advertising revenue, which is advertising purchased by our other strategic alliance agreements. Our national sales representative for our radio stations is McGavren Guild Media, LLC. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

Current trends in the media advertising market have changed the long-established model for categorizing advertising revenue. We have expanded the conventional model by offering “integrated sponsorship” opportunities, which are highly sought after and command a higher investment from agencies, in order to maximize our advertisers’ opportunities. We expect that our primary source of revenue from our broadcast stations will be generated from the sale of national, local and integrated sponsorship advertising. In addition, we are anticipating that our television, radio and internet offerings will generate more advertising opportunities by offering multi-media packages.

We believe that the broadcasting industry is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a station are based primarily on the station’s ability to attract an audience in a given market and on the attractiveness to advertisers of the station’s audience demographics, as well as the demand on available advertising inventory. Rates also vary depending upon a program’s popularity among the listeners/viewers an advertiser is seeking to attract and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning drive-time hours, which are the peak hours for radio audience listening. Television advertising rates are higher during prime time evening viewing periods. A broadcaster that has multiple stations in a market appeals to national advertisers because these advertisers can reach more listeners and viewers, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. In light of these factors, we seek to grow our revenue by taking advantage of our presence in major Hispanic markets as new and existing advertisers recognize the increasing desirability of targeting the growing U.S. Hispanic population.

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

Although the broadcast industry is highly competitive, some barriers to entry do exist. These barriers can be mitigated to some extent by changing existing broadcast station formats and programming and upgrading power, among other actions. The operation of a broadcast station requires a license or other authorization from the Federal Communications Commission (the “FCC”). The number of AM radio stations that can operate in a given market is limited by the availability of AM radio spectrum in the market. The number of FM radio stations and television stations that can operate in a given market is limited by the availability of those frequencies allotted by the FCC to communities in such market. In addition, the FCC’s multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. For a discussion of FCC regulation, see “Federal Regulation of Radio and Television Broadcasting” below.

The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by satellite and cable television systems. The FCC has licensed a company to provide satellite digital audio radio services (“DARS”). DARS provides a medium for the delivery by satellite of multiple audio programming formats to local and national audiences in exchange for the payment of a subscription fee. Some radio broadcast stations, including ours, are presently utilizing digital technology on their existing terrestrial frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low-cost neighborhood service on frequencies which would not interfere with existing stations.

The FCC has selected In-Band On-ChannelTM, also known as IBOC or “HD Radio®,” as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. HD Radio® technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. HD Radio® technology is used to (1) improve sound quality, (2) provide spectrum for enhanced data services and multiple program streams and (3) allow radio stations to time broker unused digital bandwidth to third parties, thereby providing new business opportunities for radio broadcasters. Final digital radio rules, including the imposition of new public interest requirements and appropriate limits to the amount of subscription requirements, remain under consideration by the FCC.

We currently utilize HD Radio® digital technology on some of our stations and will evaluate additional installations over the next few years. This digital technology, which is not required by the FCC, offers the possibility of multiple audio channels in our assigned frequencies.

The delivery of information through the presently minimally regulated Internet has also created a new form of competition for both radio and television. Internet broadcasts have no geographic limitations and can provide listeners with programming from around the country and the world. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors that can distort or interrupt the broadcast, such as network traffic, we expect that improvements from higher bandwidths, faster download speeds and wider programming selection may make Internet radio a more significant competitor in the future. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, compact discs and portable digital music players.

Recent developments by many companies, including internet service providers, are expanding the variety and quality of broadcast content on the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming is becoming available through non-traditional methods, which can directly impact the number of TV viewers and thus indirectly impact station rankings, popularity and revenue possibilities from our stations. Like radio, the television broadcasting industry has grown, notwithstanding the increasing popularity of compact disc players, digital video recorders and entertainment and media content delivered through cell phones and other portable wireless devices. A growing population and the greater availability of televisions and radios, particularly car and portable radios, have contributed to the growth of the radio and television industries. We cannot assure you, however, that the development or introduction of any new media technology will not have an adverse effect on the radio and television broadcasting industries.

We cannot predict what other matters may be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes may have on our business. See “Federal Regulation of Radio and Television Broadcasting” below.

Trademarks, Copyrights and Licenses

In the course of our business, we use various trademarks, copyrights, trade names, domain names and service marks, including logos, with our products and services in our programming, advertising and promotions. Trademarks and copyrights are of material importance to our business and are protected by registration or otherwise in the United States, including Puerto Rico. We believe our trademarks, copyrights, trade names, domain names and service marks are important to our business, and we intend to continue to protect and promote them where appropriate and to protect the registration of new trademarks and copyrights, including through legal action. We do not hold or depend upon any material government license, franchise or concession, except that we hold and depend upon the broadcast licenses granted by the FCC and hold certain trademarks granted by the United States Patent and Trademark Office.

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

Employees

As of December 31, 2011, we had 429 full-time employees and 96 part-time employees. None of our employees are represented by a labor organization or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, and our ability to hire and retain qualified personnel. The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business.

Legal Proceedings

From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In recent years, we have been subject to administrative proceedings and lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters, and a number of these lawsuits have resulted in the payment of substantial damages. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Antitrust

We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. As a result of the industry consolidation resulting from the passage of the Telecommunications Act of 1996, the Federal Trade Commission (the “FTC”) and the Department of Justice (the “DOJ”), the federal agencies responsible for enforcing the federal antitrust laws, have reviewed certain proposed acquisitions of broadcast stations and station networks. The DOJ can be particularly aggressive when the proposed buyer already owns one or more broadcast stations in the market of the station it is seeking to buy and, following a proposed acquisition, would garner a substantial portion of the advertising revenues in a market. The DOJ has challenged a number of broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. Additionally, the FTC has initiated a rule-making process that proposes numerous changes to the information to be provided both as part of the premerger notification and in response to a request for additional information. As part of its scrutiny of station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements and other similar agreements customarily entered into in connection with station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), could violate the HSR Act. In connection with acquisitions, subject to the waiting period under the HSR Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.

Federal Regulation of Radio and Television Broadcasting

General

The radio and television broadcasting industry is subject to extensive and changing regulation by the FCC with regard to programming, technical operations, employment, ownership and other business practices. The FCC regulates broadcast stations pursuant to the Communications Act. The Communications Act permits the operation of broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:

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

•	has the power to impose penalties, including monetary forfeitures and license revocations, for violations of its rules and the Communications Act; and

•	regulates certain aspects of the operation of cable and direct broadcast satellite systems and certain other electronic media that compete with broadcast stations.

Congress, the FCC and, in some cases, local jurisdictions, are considering and may in the future adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our stations, result in the loss of audience share and advertising revenue for our stations or affect our ability to acquire additional stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to improve record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;

•	proposals to impose spectrum use or other fees on FCC licensees;

•

changes to rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, funding, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•

technical and frequency allocation matters, including increased protection of low power FM stations from interference by full-service stations and changes to the method used to allot FM radio frequencies;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	legislation that would provide for the payment of royalties to artists and musicians whose music is played on terrestrial radio stations;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas;

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions; and.

•

proposals to recapture and reallocate television broadcast spectrum by incentivizing current television licensees to return some of their spectrum to the government through a voluntary spectrum auction and “repacking” of channel assignments to increase efficient spectrum usage.

The FCC also has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed mutually exclusive applications for authority to construct new stations or certain major changes in existing stations. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

We cannot predict what changes, if any, might be adopted or considered in the future, or what impact, if any, the implementation of any particular proposals or changes might have on our business.

The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is subject to the text of the Communications Act, the FCC’s rules and regulations, and the rulings of the FCC. You should refer to the Communications Act and these FCC rules, regulations and rulings for further information concerning the nature and extent of federal regulation of broadcast stations. A licensee’s failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC broadcast license or the denial of FCC consent to acquire additional broadcast properties, all of which could have a material adverse impact on our operations.

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

The FCC classifies each AM and FM radio station. The minimum and maximum facilities requirements for an FM station are determined by its class. Some FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as Class A, B1, C3, B, C2, C1, C0 and C, in order of increasing power and antenna height. Class C FM stations are subject to involuntary downgrades to Class C0 in various circumstances if they do not meet certain antenna height specifications. We do not operate any AM radio stations.

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

Broadcast station	Market	Date of acquisition	Date of license expiration	Operation frequency	FCC class	HAAT	Power
						(in meters)	(in kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2013	97.9 MHz	B	184	33.00
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2013	96.3 MHz	B	398	6.60
WSKQ-FM	New York, NY	1/26/1989	6/1/2006(1)	97.9 MHz	B	415	6.00
WPAT-FM	New York, NY	3/25/1996	6/1/2014	93.1 MHz	B	433	5.40
WMEG-FM	Puerto Rico	5/13/1999	2/1/2012(2)	106.9 MHz	B	594	25.00
WEGM-FM	Puerto Rico	1/14/2000	2/1/2020	95.1 MHz	B	600	25.00
WRXD-FM	Puerto Rico	12/1/1998	2/1/2020	96.5 MHz	B	852	11.50
WZET-FM	Puerto Rico	5/13/1999	2/1/2020	92.1 MHz	A	337	3.00
WIOA-FM	Puerto Rico	1/14/2000	2/1/2020	99.9 MHz	B	560	31.00
WIOB-FM	Puerto Rico	1/14/2000	2/1/2020	97.5 MHz	B	302	50.00
WIOC-FM	Puerto Rico	1/14/2000	2/1/2020	105.1 MHz	B	-61	47.00
WZNT-FM	Puerto Rico	1/14/2000	2/1/2012(2)	93.7 MHz	B	560	28.00
WZMT-FM	Puerto Rico	1/14/2000	2/1/2020	93.3 MHz	B1	-69	14.50
WODA-FM	Puerto Rico	1/14/2000	2/1/2020	94.7 MHz	B	560	31.00
WNOD-FM	Puerto Rico	1/14/2000	2/1/2020	94.1 MHz	B	597	25.00
WLEY-FM	Chicago, IL	3/27/1997	12/1/2012	107.9 MHz	B	232	21.00
WXDJ-FM	Miami, FL	3/28/1997	2/1/2012(2)	95.7 MHz	C2	167	40.00
WCMQ-FM	Miami, FL	12/22/1986	2/1/2012(2)	92.3 MHz	C2	188	31.00
WRMA-FM	Miami, FL	3/28/1997	2/1/2020	106.7 MHz	C0	300	100.00
WRAZ-FM(3)	Miami, FL	1/1/2008	2/1/2012(2)	106.3 MHz	C2	93	50.00
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2013	93.3 MHz	B	415	6.00
WSBS-DT	Miami, FL(4)	3/1/2006	2/1/2013	CH. 3	DTV	54	1.00
WSBS-CD	Miami, FL	3/1/2006	2/1/2013	CH. 50	CA	236	150.00
KTBU-DT(5)	Houston, TX	8/1/2011	8/1/2014	CH. 42	DTV	597	1000.00

(1)	Application for renewal of license is pending. The FCC broadcast license for WSKQ-FM expired on June 1, 2006. A petition to deny the application for renewal was filed by several parties who alleged, inter alia, that WSKQ-FM had broadcast indecent material during the license term. An opposition pleading was submitted to the FCC categorically stating that the allegations made did not raise sufficient questions to warrant non-renewal of the license. The application remains pending, and the station continues to operate under its expired license until the FCC takes action on the renewal. In the great majority of cases, radio broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications.
(2)	Application for renewal of license is pending.
(3)	WRAZ-FM is operated pursuant to a local marketing agreement with South Broadcasting System, Inc. See Notes to Consolidated Financial Statements.
(4)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
(5)	TV Station KTBU-DT is licensed to Conroe, Texas and is part of the Houston DMA.

License Grant and Renewal

Pursuant to the Communications Act, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

Transfers and Assignments of License

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

To obtain the FCC’s prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the assignment or transfer results in a substantial change in ownership or control, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. Informal objections may be filed any time up until the FCC acts upon the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

Alien Ownership

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens, whom the FCC refers to as “aliens,” or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and the FCC has made such an affirmative finding only in limited circumstances. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens. Our certificate of incorporation provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.

Ownership Attribution

The FCC generally applies its broadcast ownership limits to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are officer positions and directors of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered insulated from material involvement in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses.

To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which noncontrolling voting stock interests are deemed proportionally reduced at each noncontrolling link in a multi-corporation ownership chain. A time brokerage agreement with another radio station in the same market creates an attributable interest in the brokered radio station, as well as for purposes of the FCC’s local radio station ownership rules, if the agreement affects more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules.

Debt instruments, nonvoting stock, stock options or other nonvoting interests with rights of conversion to voting interests that have not yet been exercised, insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation generally do not subject their holders to attribution, unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are not materially involved. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

Multiple Ownership

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in (i) broadcast stations above certain limits serving the same local market, and (ii) broadcast stations and a daily newspaper serving the same local market. On July 7, 2011, the United States Court of Appeals for the Third Circuit upheld the FCC’s last media ownership review order, to the extent that the FCC retained most of its media ownership rules, and vacated the portion of that order that sought to relax restrictions on common ownership of broadcast stations and daily newspapers. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) as part of its 2010 quadrennial review of its media ownership rules. The NPRM proposes to maintain most of the current rules described below but does propose to relax the newspaper-broadcast cross-ownership rule to apply a positive presumption to requests to own a newspaper and a broadcast station in the 20 largest DMAs. The NPRM also proposes to eliminate the radio-television cross-ownership rule. We cannot predict the outcome of these proceedings or whether the FCC’s multiple ownership rules will be modified.

The FCC’s currently effective multiple ownership rules are briefly summarized below.

Local Radio Ownership

Although current FCC rules allow one entity to own, control or hold attributable interests in an unlimited number of AM and FM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets (generally defined as those counties in the Arbitron® Metro Survey Area, where they exist) in which a single entity may own an attributable interest as follows:

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

To apply these tiers, the FCC currently relies on Arbitron Metro Survey Areas, where they exist. In other areas, the FCC relies on an interim contour-overlap methodology. For radio stations located outside Arbitron Metro Survey Areas, the FCC is undertaking a rulemaking to determine how to define such local radio markets. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act.

Local Television Ownership

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals only if (i) one of the two commonly owned stations is not ranked in the top four based upon audience share, and (ii) there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built.

Television National Audience Reach Limitation

Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. In establishing a national cap by statute, Congress did not specifically mention the FCC’s “UHF discount” policy. The FCC may commence a proceeding to determine if the UHF discount policy should be retained, reused or eliminated.

Radio-Television Cross-Ownership

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

Newspaper-Broadcast Cross-Ownership

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

Programming and Operations

The Communications Act requires broadcasters to serve the public interest. A broadcast licensee is required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming when it evaluates the licensee’s renewal application, but listeners’ complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, equal employment opportunity, technical operation, the broadcast of obscene, indecent or profane programming, sponsorship identification, the broadcast of contest and lottery information and the conduct of contests.

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender. It also requires stations with at least five full-time employees to disseminate information about all fulltime job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships or scholarship programs. Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post an electronic version on their websites.

Certain FCC rules affecting programming and operations are briefly summarized below.

Indecency and Profanity

Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. We also have a few outstanding indecency proceedings against our stations, including a petition to deny our application for renewal of our WSKQ-FM station license.

Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. On July 13, 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. On April 21, 2011, the FCC filed a petition for a writ of certiorari with the United States Supreme Court, which the Court granted on June 21, 2011. The case was argued before the Supreme Court in January 2012 and a decision is expected to be issued in 2012. It is not possible to predict the outcome of the Supreme Court’s review. We also cannot predict whether Congress will consider or adopt further legislation in this area.

Simulcasting

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

Time Brokerage and Joint Sales Agreements

Occasionally, stations enter into time brokerage agreements or local marketing agreements. Separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. Over the past few years, a number of stations have entered into cooperative arrangements commonly known as joint sales agreements, or “JSAs.” The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station. JSAs between two television stations are not considered attributable.

RF Radiation

In 1985, the FCC adopted rules based on a 1982 American National Standards Institute, or “ANSI,” standard regarding human exposure to levels of radio frequency, or “RF,” radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF radiation exposure that, in some respects, was more restrictive in the amount of environmental RF radiation exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997 and which are based in part on the revised ANSI standard.

Terrestrial Digital Radio

The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. Digital radio provides additional spectrum segmentation for enhanced data services and additional program streams to complement the existing programming service, which permits new business and multicasting opportunities for radio broadcasters. In January 2010, the FCC adopted procedures that allow FM radio stations to significantly increase their digital power levels above those originally permitted in order to improve the digital service these stations provide.

Low Power Radio Broadcast Service

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

Change of Community

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

Cable and Satellite Carriage of Television Broadcast Stations

The Communications Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television systems and direct broadcast satellite, or “DBS,” operators. Every three years, each station must elect, with respect to cable systems and DBS operators within its designated market area, or “DMA,” either “must carry” status, pursuant to which the cable system’s or DBS operator’s carriage of the station is mandatory, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. We have elected “must carry” with respect to our full power television station. These “must carry” rights are not absolute, and under some circumstances, a cable system or DBS operator may be entitled not to carry a given station. For example, DBS operators are required to carry the signals of all local television broadcast stations requesting carriage only in local markets in which the DBS operator carries at least one signal pursuant to the statutory local-to-local compulsory copyright license.

In June 2009, broadcast television transitioned from analog to digital. As a result of this transition, for a three-year period cable television systems are required to carry must-carry signals in an analog format or, in the case of all-digital cable systems, to provide equipment to down-convert must-carry digital signals for viewing on analog television sets. Cable television systems, with some exceptions, are also required to carry such stations’ high definition signals. DBS operators are also required, but over a four-year phase-in period, to carry the high definition signals of must-carry stations. Neither cable systems nor DBS operators are required to carry more than a station’s primary video programming channel. In March 2011, the FCC released a rulemaking seeking comment on a series of proposals to streamline and clarify the rules concerning retransmission consent negotiations. We cannot predict what impact, if any, the FCC’s proceeding will have on our negotiations with video programming distributors.

Digital Television Services

As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts. The transition to digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television, broadband data transmission and additional video streams. Our full-power television and Class A television stations have completed construction of their DTV facilities and are currently broadcasting solely on their digital channels. Under current FCC rules, when “must carry” rights apply, cable systems and DBS operators are required to carry only one channel of the digital signal of our television stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment.

Children’s Television Programming

The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990. The rules limit the amount and content of commercial matter that may be shown on television stations during programming designed for children 12 years of age and younger and require stations to broadcast on their main program stream three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. FCC rules also impose E/I programming requirements on each additional digital multicast program stream transmitted by television stations, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels. These rules also limit the display during children’s programming of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products.

Sponsorship Identification

Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of the airing. The FCC has initiated inquiries against several media companies, including our company, concerning sponsorship identification practices with respect to the music recording industry. The FCC has also initiated inquiries against several dozen television stations seeking to determine whether their broadcast of “video news releases” (each, a “VNR”) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. At least two television broadcast licensees recently were issued fines by the FCC for violations of the sponsorship ID rules related to VNRs. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. The FCC also has under consideration rule-making proceedings concerning sponsorship identification issues, such as product placement. Whether any new regulations are ultimately adopted and, if so, the effect of such rules on our operations cannot currently be determined.

Proposed and Recent Changes

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

•	technical and frequency allocation matters;

•	changes in broadcast, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions;

•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;

•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations; and

•

proposals to recapture and reallocate television broadcast spectrum by incentivizing current television licensees to return some of their spectrum to the government through a voluntary spectrum auction and “repacking” of channel assignments to increase efficient spectrum usage.

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

Our business routinely encounters and addresses risks, some of which will cause our future results to be different — sometimes materially different — than we presently anticipate. A discussion about important operational risks that our business encounters can be found in the MD&A section and in the business descriptions in Item 1. “Business” of this report. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Risks Related to Our Business

We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital may be adversely affected.

We have experienced net losses in the past. In the year ended December 31, 2008, we recorded significant net losses of $328.7 million due to impairment charges and the effects of the global economic recession. In the year ended December 31, 2009, our revenues continued to decrease, and we recorded net losses of $13.8 million, primarily due to the effects of the recession in the United States. Although we recorded net income of $15.0 million in the year ended December 31, 2010 and net income of $23.7 million in the year ended December 31, 2011, we may not achieve sustained profitability. Failure to achieve sustained profitability may adversely affect our ability to raise additional capital and our ability to meet our obligations. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or finance our proposed acquisitions could negatively impact our business, financial condition, results of operations and cash flows.

If U.S. economic conditions do not improve or deteriorate further, our results of operations and cash flow may be adversely affected.

Revenue generated by our media broadcasting stations depends primarily upon the sale of advertising time. Our operating results have been adversely affected by the recession and by a lack of a major recovery in the U.S. economy because advertising expenditures, which we believe to be largely a discretionary business expense, generally decrease as the economy slows down. As a result of the adverse impact of the general economic environment in the United States, advertising revenues have also declined due to advertising cancellations and delays or defaults in payment for advertising time. The condition of the U.S. economy remains highly uncertain, with continuing high unemployment and low growth rates, and if the economy does not improve or deteriorates further, our results of operations will be adversely affected.

Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A concentration of stations in any particular market intensifies our exposure to regional economic declines. We are particularly dependent on advertising revenue from the New York, Los Angeles and Miami markets, which accounted for more than 60% of our net revenue for the year ended December 31, 2011. An economic decline in any of these markets could materially adversely impact our results of operations.

We have experienced a decline in the level of business activity of our advertisers, which has, and could continue to have, an adverse effect on our revenues and profit margins. In addition, some of our advertisers and clients could experience serious cash flow problems due to the slow economic recovery. As a result, they may attempt to renegotiate or cancel orders with us or alter payment terms. Our advertisers may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could have a material adverse effect on our business. Any further deterioration in the U.S. economy, any worsening of conditions in the credit markets, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions on our results of operations.

We are particularly dependent on advertising revenues from specific industries, and any failure of those industries to recover could adversely affect our results of operations and cash flow.

During the U.S. recession, we have experienced significant reductions in advertising revenues from the automotive, retail, financial and other industries. We generate a greater percentage of our advertising revenue from the automotive industry than any other industry, for example, including radio advertising by local automotive dealers and television advertising by manufacturers and dealers. Advertising spending in the automotive industry remains significantly lower than pre-recession levels, and other industries, such as the retail industry, have also not shown significant growth. Our long-term growth and strategy and our long-term liquidity depend on recovery in these important industries.

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

The recent recession and difficulties in the global capital and credit markets have adversely affected, and current uncertain economic conditions may continue to adversely affect, our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Recent declines in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and can affect the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of advertising orders. The reoccurrence of any of these conditions may adversely affect our cash flow, profitability and financial condition. For example, during 2008 and 2009, as a result of the global financial crisis and recession, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations. Future disruption of the credit markets or sluggish economic growth in future periods could adversely affect our customers’ access to credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

Current uncertain economic conditions may affect our financial performance or our ability to forecast our business with accuracy.

Our operations and performance depend significantly on the United States and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our clients. As a result of the global financial crisis, which was experienced on a broad and extensive scope and scale, and the recession in the United States, general economic conditions deteriorated significantly in 2008 and remain uncertain despite the ensuing slow economic recovery. We believe that this condition may continue in future periods, as our advertisers alter their purchasing activities in response to the new economic reality, and, among other things, our advertisers may change or scale back future purchases of advertising time. This uncertainty may affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising or if current economic conditions persist or deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

Our industry is highly competitive, and we compete for advertising revenue with other broadcast stations, as well as other media, many operators of which have greater resources than we do.

Our industry is highly competitive, and the success of our stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in New York, Los Angeles and Miami. Our broadcast stations compete in their respective markets for audiences and advertising revenues with other broadcast stations of all formats, as well as with other media, such as newspapers, magazines, television, satellite radio, cable services, outdoor advertising, the Internet and direct mail. In addition, any changes in the methods used to determine ratings could result in a downward adjustment in our ratings, which could adversely affect our advertising sales in the markets in which we operate.

Although we believe that each of our broadcast stations is able to compete effectively in its respective market, our stations may be unable to maintain or increase their current audience ratings and advertising revenues. Specifically, radio stations can change formats quickly. Any other radio station currently broadcasting could shift its format to duplicate the format of, or develop a format which is more popular than, any of our stations. If a station converts its programming to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, the ratings and station operating income of our station in that market could be adversely affected. Further, we could also lose some of our on-air personalities, which may adversely affect our competitive position in those markets. In addition, other radio companies which are larger and have more resources may also enter markets in which we operate.

Any of these events could cause our stations’ audience ratings, market shares and advertising revenues to decline and any adverse change in a particular market could have a material adverse effect on the financial condition of our business as a whole.

A large portion of our net revenue and operating income currently comes from our New York, Los Angeles and Miami markets.

Our New York, Los Angeles and Miami markets accounted for more than 60% of our net revenue for the year ended December 31, 2011. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.

Since our revenues are concentrated in these markets, an economic downturn, increased competition or another significant negative event in any of these markets could reduce our revenues and results of operations more dramatically than other companies that do not depend as much on these markets.

Cancellations, reductions, delays and seasonality in advertising could adversely affect our net revenues.

We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders. Cancellations, reductions or delays in purchases of advertising time could adversely affect our net revenue, especially if we are unable to replace these purchases. Our expense levels are based, in part, on expected future net revenues and are relatively fixed once set. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our net revenues and operating income.

In addition, we experience fluctuations in our broadcasting revenue primarily due to seasonal variations in advertising expenditures by local, regional and national advertisers, causing our net broadcasting revenues to vary throughout the year. Historically, our first calendar quarter (January through March) has generally produced the lowest net broadcasting revenue for the year because of routine post-holiday decreases in advertising expenditures.

The effects of such seasonality, combined with any other changes in our broadcasting revenue, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Our growth depends on successfully executing our expansion strategy.

We have pursued, and will continue to pursue, as a growth strategy the expansion of our media business through selective acquisitions and affiliations, primarily in the largest U.S. Hispanic markets, such as our recent acquisition of a television station in the greater Houston area. We cannot assure you that our growth strategy will be successful. Our growth strategy is subject to a number of risks, including, but not limited to:

•	the limits on our ability to acquire additional stations due to our substantial level of debt;

•	the need to raise additional financing, which may be limited by the terms of our debt instruments and our Series B preferred stock, our stock price and market conditions in the financial markets;

•	the failure of such future acquisitions and affiliations to increase our station operating income or yield other anticipated benefits;

•	the need for required regulatory approvals, including FCC and antitrust approvals;

•	the challenges of managing any rapid growth;

•	the difficulties of programming newly acquired stations to attract listenership or viewership; and

•	general economic conditions affecting the media industry.

Although we intend to pursue selective strategic acquisitions, our ability to do so will be restricted by the terms of our debt instruments, the certificate of designations governing our Series B preferred stock and our ability to raise additional funds. Additionally, our competitors, who may have greater resources than we do or existing business in certain markets, may have an advantage over us in pursuing and completing strategic acquisitions that we target.

Our cost-cutting measures may impact our ability to pursue our expansion strategy.

In recent years, we have focused on reducing our operating expenses. This has included restructuring our existing businesses, where we have reduced our workforce and eliminated redundant facilities. Although our cost-cutting measures have successfully reduced expenses, our reduced programming expenses and workforce may make it more difficult to take advantage of opportunities for growth in the future.

The success of our radio stations depends on acceptance of our content, which is difficult to predict.

We format the programming of each of our radio stations to capture a substantial share of the U.S. Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable groups from many different countries of origin and each with its own musical and cultural heritage. Various factors could impact the popularity of our content, including shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media. The success of our radio stations depends on our ability to consistently create, acquire, market and broadcast content that meets the changing preferences of this broad consumer market. If we are not successful at maintaining and growing the popularity of our content, our operating results may be adversely affected.

The success of our television operation depends upon our ability to attract viewers and advertisers to our broadcast television operation.

For the years ended December 31, 2011, 2010 and 2009, our broadcast television operation was not profitable and may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

Our industry is subject to technological changes and, if we are unable to match or surpass such changes, we may lose competitive advantage and market opportunities. The success of the television operation is largely dependent on certain factors, such as the extent of distribution of the developed programming, the ability to attract viewers and advertisers, the ability to acquire programming, and the market and advertiser acceptance of our programming. We may not be successful in our initiatives, and our initiatives may fail to generate revenues and ultimately be unprofitable.

The loss of distribution agreements could materially adversely affect our results of operations.

Our MegaTV television operation has entered into station distribution agreements that allow us to serve markets with over 15% of U.S. Hispanics. Two of these agreements expire within the next year if not renewed. If our distribution agreements are terminated or not extended, our ability to reach our viewers and receive licensing fees may be adversely affected, which could adversely affect our business, financial condition and results of operations. Although we expect to renew these agreements or make other arrangements to reach viewers, there is no assurance that we will be able to do so. For example, we recently discontinued broadcasting MegaTV over the air in the New York City and Puerto Rico markets after being unable to reach satisfactory terms with the counterparties to our station distribution agreements in those markets. We receive advertising inventory from our affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by MegaTV into its programming. In addition, primarily with respect to master service operators, we receive a fee for providing such programming. The loss of distribution agreements of our MegaTV television operation could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewal on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue and fees.

The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operation.

We use studios, satellite systems, transmitter facilities and the Internet to originate and/or distribute our station and network programs and commercials to affiliates. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite transponders, uplinks and downlinks and telecom circuits. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom connectivity failures or satellite failures. Our ability to distribute programming to station audiences and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until third-party services resume, the inability to originate or distribute programming could have a material adverse effect on our business, results of operations and cash flows.

We must be able to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive.

The broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. For example, the FCC has implemented new technologies in the broadcast industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies that significantly enhance the sound quality of AM and FM broadcasts. In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services. In other cases, the introduction of new technologies and services could increase competition and have an adverse effect on our revenue. Recent new media technologies and evolving services include the following:

•	satellite-delivered digital audio radio service, which has resulted in a satellite radio service with multichannel programming and enhanced sound quality;

•	audio programming by cable television operators, direct broadcast satellite systems, personal communications and wireless systems, Internet content providers and other digital audio broadcast formats;

•	new, diverse and evolving forms of video and audio program distribution offered through the Internet;

•	direct satellite broadcast television companies that supply subscribers with several high quality music channels;

•	the introduction of in-band on-channel digital radio provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•

the provision of digital audio and video content for listening and/or viewing on the Internet and/or available for downloading or streaming to portable devices (including via Wi-Fi, mobile phones, smart phones, netbooks, tablet computers and similar portable devices, WiMAX, the Internet and MP3 players); and

•	low-power FM radio, which could result in additional FM radio broadcast stations in markets where we have stations.

Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our businesses. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers, and could, therefore, adversely affect our revenues. In addition, further increases in the use of portable digital devices that allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our broadcasting advertising revenues. Other cable providers and direct-to-home satellite operators are developing new video compression techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers, and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. Such a competitive environment may increase the demand for programming, thereby making it more expensive to acquire new programming or renew current programming. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect our ability to continue to grow and increase our revenue.

We cannot predict the effect, if any, that competition arising from new technologies may have on the broadcasting industry or on our business. To compete with services using new technologies, we may be required to make significant investments to adopt those technologies, acquire companies that use those technologies or upgrade our own services to compete effectively. We may be unable to make these investments, or we may incur significant expenditures and still fail to achieve the competitive gains we seek. Any of these circumstances could have a material adverse effect on our financial condition and results of operations and on the execution of our strategy.

Our business is dependent upon the performance of key employees, on-air talent and program hosts. Cost increases in the retention of such employees may adversely affect our profits.

Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, and our ability to hire and retain qualified personnel. We employ or independently contract with several on-air personalities and hosts with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, these key on-air personalities and program hosts may not remain with us or may not retain their audiences. Competition for these individuals is intense, and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate ratings and revenues.

The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our personnel.

We produce and acquire programming and content and incur costs for all types of creative talent, including on-air talent, programming and production personnel. An increase in the costs of such programming and content or in the costs for creative talent may lead to decreased profitability.

Impairment of our goodwill and other intangible assets deemed to have indefinite useful lives can cause our net income or net loss to fluctuate significantly.

As of December 31, 2011, we had approximately $355.9 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $323.1 million on our consolidated balance sheets. These unamortized intangible assets represented approximately 71% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, cease to be amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

We currently account for our FCC broadcast licenses as indefinite-lived assets. In the event we are no longer able to conclude that our FCC broadcast licenses have indefinite lives, we may be required to amortize such licenses. The amortization of our FCC broadcast licenses would affect our earnings and earnings per share.

The impairment tests require us to make estimates of the fair value of our intangible assets, which is determined by using a discounted cash flow methodology. Since a number of factors may influence the fair value of our intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. From time to time in the past, we have incurred significant impairment charges, which have material adversely affected our results of operations. In the year ended December 31, 2008, we recorded impairment charges of $418.7 million related to the FCC broadcasting licenses for certain individual stations in all of our markets. We recorded additional impairment charges of $18.6 million in the year ended December 31, 2009.

Any future impairments would result in our recognizing a corresponding operating loss, which could have an adverse effect on our business, financial condition and results of operations.

Piracy of our programming and other content, including digital and internet piracy, may decrease revenue received from the exploitation of our programming and other content and adversely affect our business and profitability.

Piracy of programming is prevalent in many parts of the world and is made easier by technological advances allowing conversion of programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of our content. We believe that the proliferation of unauthorized copies and piracy of these products, particularly in South America, has an adverse effect on our business and profitability because these products reduce the revenue that we potentially could receive from the legitimate sale and distribution of our media content.

Damage to our brands or reputation could adversely affect our company.

Our brands and our reputation are among our most important assets. Our ability to attract and retain advertisers for our broadcast stations depends, in part, upon the external perceptions of our company, our ability to produce attractive programming, the strength of our audience and our integrity. Damage to our brands or reputation or negative publicity or perceptions about us, either through infringement of our brands, intellectual property or otherwise, could cause a loss of consumer or advertiser confidence in our company and may adversely affect our financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees.

In recent years, a number of employers, including us, have been subject to lawsuits, including alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters, class action lawsuits, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or for having classified certain personnel as contractors and not as employees under applicable law. We have had and now have some employment-related administrative proceedings and lawsuits pending against us, although none involving class allegations and none that we believe to be material.

Our failure to comply with the Sarbanes-Oxley Act of 2002 could cause a loss of confidence in the reliability of our financial statements and could have a material adverse effect on our business.

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

In February 2011, we concluded that the design of internal controls over the independent review, validation and approval of reimbursable expenses was not fully effective and constituted a material weakness in internal control over financial reporting for the year ended December 31, 2010. During the quarter ended March 31, 2011, we improved our procedures with respect to the design of internal controls over the independent review, validation and approval of reimbursable expenses. As of December 31, 2011, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board.

In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal controls over financial reporting are effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse impact on our business and financial condition.

In addition, because we are a smaller reporting company and are not an “accelerated filer,” as defined under the SEC’s rules and regulations, we are not required to include in our annual report on Form 10-K an attestation report of our independent registered public accounting firm with respect to our internal controls over financial reporting. Although our independent registered public accounting firm is required to communicate any significant deficiencies and material weaknesses identified during their audit to our audit committee, our independent public accounting firm is not required to conduct the full review that would be necessary in order to deliver an attestation report. You should be aware that if we remain a smaller reporting company, our future annual reports will not include an attestation report of our independent public accounting firm.

Raúl Alarcón, the Chairman of our Board of Directors, Chief Executive Officer and President, has majority voting control and this control may discourage or influence certain types of transactions or strategic initiatives.

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 83% of the combined voting power of our outstanding shares of common stock as of December 31, 2011. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, mergers and acquisitions and sales of all or substantially all of our assets. In addition, Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy.

We cannot assure you that Mr. Alarcón will maintain all or any portion of his ownership or that he would continue as an officer or director if he sold a significant part of his stock. Further, the disposition by Mr. Alarcón of a sufficient number of shares could result in a change in control of our company, which could require the repurchase of our Series B preferred stock and could trigger a variety of federal, state and local regulatory consent requirements and potentially limit our utilization of net operating losses for income tax purposes, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Legislative and Regulatory Matters

Changes in U.S. communications laws or other regulations may have an adverse effect on our business.

The television and radio broadcasting and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, we are required to obtain, and periodically renew, licenses from the FCC to operate our radio and television stations. The FCC may not approve our future renewal applications, or it may approve them for less than the full term or subject to conditions or qualifications. The FCC broadcasting license for our flagship WSKQ-FM station, which accounts for material portion of our net revenue, expired on June 1, 2006. The FCC has yet to take action on our application to renew this license, which is opposed by several parties who allege, among other things, that WSKQ-FM has broadcast indecent material. While the station continues to operate under its expired license pursuant to FCC rules until the FCC takes action on the renewal and the FCC grants renewal of broadcast licenses in the great majority of cases, we cannot be assured that the license will be renewed on favorable terms or at all. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses (including the license for our WSKQ-FM station) could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We must also comply with extensive FCC regulations and policies in the ownership and operation of our television and radio stations and our television network. FCC regulations limit the number of television and radio stations that a licensee can own in a market and the household reach of television stations nationwide. Under the Communications Act, every three years each television broadcast station is required to elect to exercise the right, either to require cable television system and direct broadcast satellite (“DBS”) operators in its local market to carry its signal (“must carry”), or to prohibit carriage or condition it upon payment of a fee or other consideration. These “must carry” rights are not absolute, and under some circumstances, a cable system or DBS operator may be entitled not to carry a given station. The FCC’s current rules require cable and DBS operators to carry only one channel of the digital signal of our television stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment. Cable systems and DBS operators may not continue to carry our owned or affiliated television broadcast stations. The failure of a cable system or DBS operator to carry one of our owned or affiliated television stations could have a material adverse effect on our revenues.

The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation and ownership of our radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to require radio and television broadcast stations to provide advertising time to political candidates for free or at a reduced charge. Any restrictions or reductions in rates on political advertising may adversely affect our advertising revenues. The FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising, such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect our advertising revenues. The FCC is currently engaged in a review of its media ownership rules. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by us. We are unable to predict the effect that any such laws, regulations or policies may have on our operations.

The FCC’s National Broadband Plan may result in a loss of spectrum for our stations and potentially adversely impact our ability to compete.

In March 2010, the FCC delivered its National Broadband Plan to Congress. The Broadband Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and reallocate certain spectrum including 120 megahertz of television broadcast spectrum by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees sharing in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions as well as proposals to enable TV stations to voluntarily combine operations on a single TV channel. Congress recently passed legislation authorizing the FCC to conduct a voluntary incentive-based spectrum auction. The legislation requires the FCC to make all reasonable efforts to preserve the coverage area and population served by a television station. Before the auction will be conducted, the FCC will need to conduct rulemaking proceedings to establish rules and procedures for the auction. At this time we cannot predict the timing or outcome of implementation of the Broadband Plan or whether the Broadband Plan will affect our television stations.

Proposed legislation would require radio broadcasters to pay royalties to record labels and recording artists.

Legislation was introduced in the last Congressional session that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The legislation failed to pass and has yet to be reintroduced in the current Congress. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. The proposed legislation, if reintroduced, would add an additional layer of royalties to be paid directly to the record labels and artists. In addition, radio and recording industry representatives have entered into negotiations that may result in an agreement to resolve the performance fee issue. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial condition.

The FCC vigorously enforces its indecency and other program content rules against the broadcast industry, which could have a material adverse effect on our business.

The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Broadcasters risk violating the prohibition against broadcasting indecent/profane material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously pursues its enforcement activities as they apply to indecency and has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. The FCC has substantially increased its monetary penalties for violations of these regulations pursuant to law enacted in 2006 that provides the FCC with authority to impose fines of up to $325,000 per incident or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.

On July 13, 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. On April 21, 2011, the FCC filed a petition for a writ of certiorari with the United States Supreme Court, which the Court granted on June 21, 2011. The case was argued before the Supreme Court in January 2012, and a decision is expected to be issued in 2012. It is not possible to predict the outcome of the Supreme Court’s review.

In addition, the FCC’s heightened focus on the indecency regulatory scheme against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. A number of inquiries or proceedings regarding alleged violations of the FCC’s indecency policy by our stations are currently pending, including a motion in opposition to the renewal of one of our material broadcast licenses. In addition, we have in the past been the subject and may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected. We also face increased potential costs in the form of fines for indecency violations, and we cannot predict whether Congress will consider or adopt further legislation in this area.

Our businesses depend upon licenses issued by the FCC, and if any of those licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business may be materially impaired.

Our businesses depend upon maintaining their broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years and are subject to renewal thereafter. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. One of our stations is operating on an expired license while its application for renewal remains pending, and certain of our other broadcast licenses will expire and require renewal in the near future. We cannot be certain that our future renewal applications will be approved or that the renewals will not include conditions or qualifications that could adversely affect our operations or result in material impairments, which could adversely affect our business, financial condition, results of operations and cash flows. If any of our FCC licenses are not renewed, we could be prevented from operating the affected station and generating revenue from it.

Further, the FCC has a general policy restricting the transferability of a station license while a renewal application for that station is pending, and we must comply with extensive FCC regulations and policies governing the ownership and operation of our stations. FCC regulations limit the number of radio and television stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on their operations, and changes in those rules could have an adverse effect on our business, financial condition, results of operations and cash flows. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations.

There is significant uncertainty regarding the FCC’s media ownership rules, and such rules could restrict our ability to acquire radio stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. On July 7, 2011, the United States Court of Appeals for the Third Circuit upheld the FCC’s last media ownership review order, to the extent that the FCC retained most of its media ownership rules, and vacated the portion of that order that sought to relax restrictions on common ownership of broadcast stations and daily newspapers. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) as part of its 2010 quadrennial review of its media ownership rules. The NPRM proposes to leave in place most of the current rules but does tentatively propose to revise the prohibition against owning a daily newspaper and a broadcast station in the largest markets and proposes to eliminate the radio-television cross-ownership rule, which restricts the number of television and radio stations an entity can own in a market. In addition to the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against us or any of our license-holding subsidiaries, or any FCC licensee from which we are acquiring a station, could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on, its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock. In addition, where proposed acquisitions might result in local radio advertising revenue concentration, the Department of Justice and/or the Federal Trade Commission could undertake their own reviews and could attempt to block or place restrictions or conditions on such transactions.

New or changing federal, state or international privacy legislation or regulation could hinder the growth of our internet business.

A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our internet business uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are also now pending at both the federal and state level in the United States. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of our internet business. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.

The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.

Our Class A common stock is presently quoted on the NASDAQ Global Market. To maintain our listing on the NASDAQ Global market, we must satisfy certain continued listing standards. On September 15, 2011, we received a written deficiency notice (the “Notice”) from The NASDAQ Stock Market advising us that the market value of our Class A common stock for the previous 30 consecutive business days had been below the minimum $15,000,000 required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(3)(C) (the “Rule”). On February 13, 2012, we received notification from NASDAQ that we had regained compliance with the Market Value of Publicly Held Shares Requirement for a minimum of 10 consecutive business days as set forth in the Rule. Accordingly, we have regained compliance with the Rule and continue to be listed on the NASDAQ Global Market.

In addition to having an adverse effect on the liquidity of our Class A common stock, delisting from NASDAQ would also result in negative publicity and would also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our Class A common stock as currency or the value accorded by other parties. Any impact on our ability to raise equity capital could adversely affect our ability to execute our long-term business strategy, including any efforts to use equity capital to finance selective acquisitions, reduce our indebtedness or fund our operations.

Risks Related to Our Indebtedness and Preferred Stock

Our substantial indebtedness under our Series B preferred stock and under our 12.5% senior secured notes due 2017 (the “Notes”) could adversely affect our financial condition.

Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations relating to our Series B preferred stock. As further described in the risk factor below, “We may be required to use our funds to repurchase our Series B preferred stock in 2013 or upon a change of control,” holders of our Series B preferred stock may take the position that they have the right to require that we purchase their shares of Series B preferred stock on October 15, 2013, subject to contractual and other restrictions, to the legal availability of funds and to the Delaware General Corporation Law, as amended from time to time. We will potentially have a significant amount of indebtedness and liabilities under our Series B preferred stock on the redemption date.

Subject to the indenture that governs the Notes, our other debt instruments and the certificate of designations governing our Series B preferred stock, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur any such additional debt, the risks related to our high level of debt and other long-term liabilities could intensify. Specifically, our high level of debt and long-term liabilities could have important consequences to the holders of our securities, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt and liabilities;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments and payments of cash dividends on our Series B preferred stock instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

Our ability to generate sufficient cash flow from operations to pay the principal, premium, if any, and interest on our indebtedness and to pay the liquidation preference and cash dividend obligations under our Series B preferred stock, respectively, is not certain. In particular, if we do not meet our anticipated revenue growth and operating expense projections, our future debt service obligations could exceed the amount of our available cash. In addition, the indenture that governs the Notes contains restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest.

We may be required to use our funds to repurchase our Series B preferred stock in 2013 or upon a change of control.

Under the terms of our Series B preferred stock, each holder of Series B preferred stock may request that we repurchase (subject to the legal availability of funds and the Delaware General Corporation Law) all or a portion of its shares of Series B preferred stock on October 15, 2013 at a price equal to 100% of the liquidation preference of such shares, plus all accumulated and unpaid dividends on those shares to the date of repurchase. In addition, the terms of our Series B preferred stock require us, in the event of a change of control, to offer to repurchase all or a portion of a holder’s shares at an offer price in cash equal to 101% of the liquidation preference of the shares, plus an amount in cash equal to all accumulated and unpaid dividends on those shares up to but excluding the date of repurchase. In either case, we may not have sufficient legally available funds to make such repurchases. As of December 31, 2011, our outstanding Series B preferred stock had an aggregate liquidation preference of $92.3 million, and we had accumulated and unpaid dividends on those shares in an amount equal to $21.9 million.

If we have legally available funds to repurchase the Series B preferred stock at the time that any obligation to repurchase that stock arises (subject to the Delaware General Corporation Law), we may be required to use our legally available funds to effect such repurchase, subject to our debt instruments. We may incur indebtedness, sell certain assets or take other action in order to obtain such funds, subject to our debt instruments.

If we do not repurchase our Series B preferred stock upon request on October 15, 2013, our preferred stockholders may commence legal action.

If we do not repurchase our Series B preferred stock upon request in 2013, our Series B preferred stockholders may commence legal action to try to require us to do so. We can only make such repurchases out of legally available funds. The determination of the legal availability of funds to effect a repurchase will be made by our board of directors based on the facts and circumstances, contractual commitments and restrictions at that time and pursuant to the Delaware General Corporation Law. Questions regarding the legal availability of funds could arise, however, that are not addressed by existing case law. If our board of directors were to determine that we did not have sufficient legally available funds to repurchase shares of Series B preferred stock and any holder of Series B preferred stock were to disagree with that determination, that holder might bring a lawsuit against us and our directors.

In the event our board of directors is required to make a determination as to the legal availability of funds to redeem the Series B preferred stock, we expect that our board of directors will properly perform its fiduciary duties and that its business judgment will be entitled to deference by reviewing courts. We further expect that we would have strong arguments against any claim (whether relating to the legal availability of funds or otherwise) that the holders of the Series B preferred stock may bring, but we cannot predict with certainty how any given court might rule. Although we believe such a claim would be procedurally defective, holders of the Series B preferred stock could attempt to bring a lawsuit before the redemption date. Even if a challenge by the holders of the Series B preferred stock were unsuccessful, the litigation itself could be costly, have material adverse effects on our operations by diverting management’s attention from our ongoing business, harming our ability to obtain additional financing and damaging our reputation and potentially causing us to lose advertising or other revenues.

If we do not perform in accordance with certain provisions of our Series B preferred stock, if we do not repurchase our Series B preferred stock upon request on October 15, 2013 or if certain other events occur, our business will become subject to significant operating restrictions.

Any failure to comply with the terms of our Series B preferred stock could lead to significant restrictions on operating our business. In particular, if we:

•	fail to pay at least one of every four consecutive quarterly dividends on the Series B preferred stock in cash;

•

fail to repurchase the Series B preferred stock upon any valid redemption request on October 15, 2013 or fail to repurchase Series B preferred stock tendered in an offer to repurchase after a change of control;

•

breach the covenants in the Series B preferred stock, which limit restricted payments and investments, the incurrence of indebtedness, mergers and consolidations, and transactions with affiliates (in each case, subject to exceptions); or

•	default in the payment of debt aggregating $5.0 million, or debt of at least that amount is accelerated,

then, in each case, a “voting rights triggering event” will occur under the terms of the Series B preferred stock, and the holders of that stock will have the right to elect two members to our board of directors. In addition, upon the occurrence of a voting rights triggering event, and until all voting rights triggering events are cured, we would become subject to significant operating restrictions, unless such restrictions were waived or amended or our Series B preferred stock were refinanced on different terms. Waiving or amending the restrictions described above would require the approval of at least a majority of the shares of the then-outstanding Series B preferred stock and, in certain instances, may require the consent of each holder of Series B preferred stock affected. Under these restrictions, among other things:

•	we would be unable to incur any indebtedness, even in the ordinary course of our business;

•	our ability to undertake investments or make restricted payments would be significantly limited; and

•	we may be unable to undertake certain mergers and consolidations.

These restrictions could have a material adverse effect on our business, financial condition and results of operations.

We could be prevented by the covenants in our Series B preferred stock from refinancing any debt instruments.

If a voting rights triggering event occurs under our Series B preferred stock, as described in the preceding risk factor, we would be prohibited under the terms of our Series B preferred stock from incurring any indebtedness. If a voting rights triggering event were to occur and be continuing at the time that our other indebtedness matures, we would be prohibited by the terms of the Series B preferred stock from refinancing such other indebtedness. Under those circumstances, if we were unable to obtain a waiver or amendment to the Series B preferred stock or to refinance the Series B preferred stock on different terms, we would not be able to satisfy our obligations with respect to such other indebtedness.

Despite our substantial indebtedness and our Series B preferred stock, we and our subsidiaries may still be able to incur substantially more debt and issue more preferred stock. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness and issue additional preferred stock in the future. Although the terms of our Series B preferred stock contain, and the indenture that governs the Notes contains, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also may not prevent us from incurring obligations that do not constitute indebtedness. If we or our subsidiaries incur additional debt, the related risks described in this section that we and our subsidiaries face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes and our liabilities under our Series B preferred stock, and we may be forced to take other actions to satisfy our obligations under our indebtedness and Series B preferred stock, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations, including the Notes and our liabilities under our Series B preferred stock, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to pay the liquidation preference and cash dividend obligations under our Series B preferred stock.

If our cash flows and capital resources are insufficient to fund our debt service obligations and our obligations under our Series B preferred stock, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Any such disposition of assets may also be subject to FCC approval, which we may not be able to obtain. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations or our obligations with respect to our Series B preferred stock. The indenture that governs the Notes restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Accordingly, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due or to meet our obligations with respect to our Series B preferred stock.

In addition, we conduct a substantial portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, even though payments of principal and interest on the notes are permitted. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture that governs the Notes will limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations.

The terms of the indenture that governs the Notes and the Series B preferred stock restrict our current and future operations, particularly or ability to respond to changes or take certain actions.

The terms of our Series B preferred stock, our Series C preferred stock (the Series C preferred stock, together with the Series B preferred stock, the “Preferred Stock”) and the indenture that governs the Notes contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities, including acquisition opportunities.

These restrictions may affect our ability to grow in accordance with our plans, which could have an adverse effect on our business, financial condition, results of operations and cash flow.

The restrictions contained in the terms of our Series B preferred stock and in the Notes are subject to a number of exceptions, but even with these exceptions, our ability to take certain actions is significantly limited. In addition, many of the exceptions to the restrictions contained in the terms of our Series B preferred stock would become unavailable if we fail to comply with the terms of our Series B preferred stock, as described above under “If we do not perform in accordance with certain provisions of our Series B preferred stock, if we do not repurchase our Series B preferred stock upon request on October 15, 2013 or if certain other events occur, our business will become subject to significant operating restrictions.”

Further, a breach of the covenants under the indenture that governs the Notes could result in an event of default under the indenture. Such default may allow the noteholders to accelerate the Notes and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our noteholders accelerate the repayment of our debt, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

The interest rate on the Notes will increase if the company does not comply with certain financial or operational covenants.

Beginning on April 15, 2013, additional interest will be payable in cash at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, unless (a) we have recorded positive consolidated station operating income for our television segment or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00. The Additional Interest service obligations would reduce the amount of cash we have available for our operations and to satisfy our other obligations, which could have a material adverse effect on us.

Capital requirements necessary to implement strategic initiatives could pose risks.

The purchase price of possible selective acquisitions of radio or television stations and/or other strategic initiatives could require additional debt or equity financing on our part. Since the terms and availability of financing for these purposes depend to a large degree upon general economic conditions and third parties over which we have no control, we may be unable to obtain the needed financing on attractive terms or at all. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego opportunities. If we do incur additional indebtedness to finance strategic initiatives, that additional indebtedness will increase our leverage and could make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

We may not have the funds or the ability to obtain additional financing for working capital, capital expenditures, executing our business strategy or other general corporate purposes.

We may need additional financing due to future developments or changes in our business plan. We may need to rely on cash from operations to support our capital expenditures and business strategy. In addition, our actual funding requirements for working capital, capital expenditures, executing our business strategy or other general corporate purposes could vary materially from our current estimates. If additional financing is needed, our substantial indebtedness may make it difficult for us to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, our business, financial condition, results of operations and cash flow could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Each of our media segments requires offices, broadcasting studios, and transmission facilities to support our operations. Our corporate headquarters are located at 2601 South Bayshore Drive, Coconut Grove, Florida, where we rent executive offices in space formerly indirectly owned by Raúl Alarcón. The lease expires in 2015, with the right to renew for two consecutive five-year terms thereafter. In January 2011, Raúl Alarcón sold the leased space to Agave Acquisitions, LLC and transferred all of its rights and obligations.

Our other media properties are located in owned or leased facilities, as summarized below:

Location	Aggregate size of property in square feet (approximate) (1)	Owned or leased	Lease expiration date
New York, NY (2)	12,100	Owned	N/A
Los Angeles, CA (3)	40,000	Owned	N/A
Miami, FL (4)	12,100	Leased	2012
Miami, FL (5)	70,000	Owned	N/A
Miami, FL (6)	15,000	Leased	2015
Guaynabo, PR (7)	29,000	Owned	N/A
Houston, TX (8)	30,000	Leased	2012

(1)	Excludes properties less than 12,000 square feet.
(2)	Facility is used for the offices and studios for our New York radio stations and certain internet and television operations.
(3)	Facility is used for the offices and studios for our Los Angeles radio stations and certain internet and television operations.
(4)	Facility was used for the offices and studios of our Miami radio stations.
(5)	Facility is used as the principal site for our television, internet and Miami radio studios production, operation, and sales offices.
(6)	Building includes corporate offices and sales space.
(7)	Facility is used for the offices, operations and studios of our Puerto Rico broadcast stations and television operations.
(8)	Facility is used for the offices, operations and studios of our Houston television station. This lease terminates in May 2012.

In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry.

We lease (i) all of our other transmitter sites, with lease terms that expire between 2012 and 2044, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio stations in Chicago and San Francisco. We recently completed a transmitter move in San Francisco from San Leandro to San Bruno for KRZZ. This transmitter move has resulted in improved coverage.

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

We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control and production facilities located in Miami, New York, Los Angeles and Puerto Rico. We lease a combined studio and tower site in Key West, Florida for WSBS-TV and a transmitter site for WSBS-CA, in Pembroke Park, Florida.

The studio, office, and transmitter sites of our media stations are vital to our overall operation. Management believes that our properties are in good condition and are suitable for our operations. We, however, continually assess the need to upgrade and to improve our properties and facilities.

See Item 13. Certain Relationships and Related Transactions.

Item 3. Legal Proceedings

From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In recent years, we have been subject to administrative proceedings and lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters, and a number of these lawsuits have resulted in the payment of substantial damages. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Wolf, et al., Litigation

On November 28, 2001, named plaintiff Mitchell Wolf brought a class action lawsuit against SBS, its underwriters, two members of SBS’ senior management team, one of whom is the Chairman of SBS’ Board of Directors, and another SBS director, alleging certain violations of federal securities laws, including SEC Rules 10b-5 and 11, in connection with SBS’ initial public offering in 1999. The lawsuit is one of 300 similar lawsuits involving more than 300 issuers (collectively, the “Issuer Defendants”), 40 underwriters (collectively, the “Underwriter Defendants”) and 1,000 individual defendants (collectively, the “Individual Defendants”) which were assigned for consolidated pretrial purposes to one judge in the United States District Court for the Southern District of New York (the “trial court”). The 10b-5 claims were subsequently dismissed as to the Individual Defendants and, in 2007, tolling agreements were entered pursuant to which the Individual Defendants, including SBS’ managers and directors, were dismissed from the case without prejudice in exchange for documentation showing that the Issuers had entity coverage for the period in question. Additionally, a subset of plaintiffs’ Section 11 claims (alleging civil liabilities on account of false registration statements) were dismissed by the trial court and the class allegations relating to the Section 10b-5 claims were stricken with respect to several of the consolidated actions, including the action against SBS.

On October 5, 2009, the trial court issued a final order of approval of a settlement of all of the consolidated actions, including the action against SBS. Although several members of the plaintiff class initially objected to and/or appealed the settlement, all objections were withdrawn with prejudice or dismissed as of January 10, 2012. The settlement will result in a release of all claims against the Underwriter Defendants and the Issuer Defendants, and their officers and directors, in exchange for an aggregate sum of approximately $600 million (the “Settlement Amount”) to be paid into a settlement fund for the benefit of the class plaintiffs. SBS’ and the SBS individual defendants’ share of the Settlement Amount will be fully funded by insurance.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Class A common stock is traded on the NASDAQ Global Market under the symbol “SBSA”. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Global Market.

On July 5, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware, which effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock and Class B common stock. The reverse stock split became effective at 11:59 p.m. Eastern Daylight Time on July 11, 2011. As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock automatically combined into one (1) share of post-split common stock. No fractional shares were issued. Proportional adjustments were made to our outstanding stock, stock options and other equity awards and to our equity compensation plans to reflect the reverse stock split. The current and prior periods have been adjusted to reflect the change in number of shares.

	2011		2010
	High	Low	High	Low
First quarter	$12.10	7.00	10.40	6.00
Second quarter	9.80	5.80	22.00	7.30
Third quarter	7.55	1.55	13.00	7.00
Fourth quarter	4.05	0.95	8.80	6.80

(b) Record Holders

As of March 21, 2012, there were approximately 121 record holders of our Class A common stock, three record holders of our Class B common stock and one record holder of our Class C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Class C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Class C preferred stock is convertible into two shares of Class A common stock.

(c) Dividends

We have not declared or paid any cash or stock dividends on any class of our common stock in the last two years. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our Class A or Class B common stock in the near future. In addition, any determination to declare and pay dividends will be made by our Board of Directors based upon our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant. Furthermore, our indenture contains restrictions on our ability to pay dividends.

Under the terms of our Series C preferred stock, we are required to pay dividends on parity with our Class A common stock and Class B common stock and any other class or series of capital stock we create after December 23, 2004.

Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. After October 15, 2008, we have been required to pay the dividends on our Series B preferred stock in cash. On April 15, 2011 and April 15, 2010, the dividends were paid in cash.

Under management’s recommendation, our Board of Directors determined that based on, among other things, the then current economic environment and future cash requirements of the Company, it would not be prudent to declare or pay the January 15, 2012, October 15, 2011, July 15, 2011, January 15, 2011, October 15, 2010, July 15, 2010 and January 15, 2010 cash dividends. As of December 31, 2011, the aggregate cumulative unpaid dividends on the outstanding shares of our Series B preferred stock was approximately $21.9 million. Our Board of Directors has not yet determined whether to pay the scheduled April 15, 2012 dividend.

Our ability to satisfy our obligations, including making the payments described above, and to reduce our total indebtedness will depend upon our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which may be beyond our control.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources below for additional information regarding the restrictions limiting our ability to pay dividends on our common stock.

Equity Compensation Plans

Information called for by Item 5 is set forth under the heading “Directors, Executive Officers and Corporate Governance” in Item 10 of this annual report and in our proxy statement relating to the 2012 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Recent Sales of Unregistered Securities

We have not made any sales of unregistered equity securities for the period covered by this annual report on Form 10-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding equity securities for the period covered by this annual report on Form 10-K.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We own and/or operate 21 radio stations in markets that reach approximately 41% of the Hispanic population in the United States, including Puerto Rico. In addition, we broadcast via our owned and operated television stations in South Florida and Houston and through distribution agreements with eight other stations, including nationally on a subscriber basis, which allow us to serve television markets representing over 15% of U.S. Hispanics. We operate two reportable segments: radio and television.

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the years ended 2011 and 2010, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 87% – 88% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the years ended 2011 and 2010, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 12% – 13% of our consolidated net revenues.

As part of our operating business, we also own 21 bilingual websites, including www.lamusica.com, Mega.tv and various station websites that provide content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously stream our stations’ content, which has broadened the audience reach of our radio stations. In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions while raising awareness of our brands in the surrounding communities. These distinct offerings provide additional synergistic opportunities for our advertising partners to reach their targeted audiences.

Business Drivers and Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our consolidated financial statements and general business factors that impact these items.

Net Revenue Description and Factors

Our net revenue is primarily derived from the sale of advertising airtime to local and national advertisers. Net revenue is gross revenue less agency commissions, which are generally 15% of gross revenue.

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2011 and 2010, local revenue comprised 67% – 72% of our gross revenue.

•

National revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the years ended 2011 and 2010, national revenue comprised 17% of our gross revenue. Within our national revenue category we also include network revenue, which generally consists of advertising airtime sold to our network sales partner and for the years ended 2011 and 2010, comprised 3% – 5% of our gross revenue.

Our net revenue is generally determined by the advertising rates that we are able to charge and the number of advertisements that we can broadcast without jeopardizing listenership/viewership levels. Each station broadcasts a predetermined number of advertisements per hour with the actual number depending upon the format of a particular station and any programming strategy we are utilizing to attract an audience. The number of advertisements we decide to broadcast hourly is intended to maximize the station’s revenue without negatively impacting its audience listener/viewer levels. While there may be shifts from time to time in the number of advertisements broadcast during a particular time of the day, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

Our advertising rates are primarily based on the following factors:

•	a station’s audience share in the demographic groups targeted by advertisers which are measured by ratings agencies, primarily Arbitron and Nielsen;

•	the number of stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;

•	the supply of, and demand for, advertising time; and

•	the size of the market.

Our net revenue is also affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our net revenue is typically lowest in the first calendar quarter of the year.

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the years ended 2011 and 2010, these revenues combined comprised approximately 8% – 11% of our gross revenue.

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime.

•	Special events revenue. We generate special events revenue from ticket sales and event sponsorships by producing live concerts and events promoted by our radio and television stations.

•

Interactive revenue. We derive internet revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

•	Syndication revenue. We receive syndication revenue from licensing various MegaTV content internationally.

•	Subscriber revenue. We receive subscriber revenue in the form of a per subscriber based fees, which is paid to us by satellite operators.

•	Other revenue. We receive other ancillary revenue such as rental income.

Operating Expenses Description and Factors

Our operating expenses consist primarily of (1) engineering and programming expenses, (2) selling, general and administrative and (3) corporate expenses.

•

Engineering and programming expenses. Engineering and programming expenses are related to the delivery and creation of our programming content on the air. These expenses include compensation and benefits for employees involved in engineering and programming, transmitter-related expenses, originally produced content, on-air promotions, acquired programming, music license fees, broadcasting rights fees and other expenses.

•

Selling, general and administrative expenses. Selling, general and administrative expenses are related to the costs of selling our programming content and costs associated with operating and managing our stations. These expenses include compensation and benefits for employees involved in selling and administrative functions, commissions, rating services, advertising, barter expenses, facilities expenses, special events expenses, professional fees, insurance, allowance of doubtful accounts and other expenses.

•

Corporate expenses. Corporate expenses are related to the operations of our corporate offices and matters. These expenses include compensation and benefits for our corporate employees, professional fees, insurance, corporate facilities expenses and other expenses.

We strive to control our operating expenses by centralizing certain functions at our corporate offices and consolidating certain functions in each of our market clusters. Also, in our pursuit to control our operating expenses, we work closely with our local station management and vendors.

Year Ended 2011 Compared to Year Ended 2010

The following summary table presents separate financial data for each of our operating segments (in thousands).

	2011	2010
	(In thousands)
Net revenue:
Radio	$123,155	119,533
Television	17,829	16,589

Consolidated	$140,984	136,122

Engineering and programming expenses:
Radio	$22,488	22,791
Television	14,993	17,170

Consolidated	$37,481	39,961

Selling, general, and administrative:
Radio	$43,637	41,281
Television	8,796	7,706

Consolidated	$52,433	48,987

Corporate expenses	$7,247	8,178

Depreciation and amortization:
Radio	$2,267	2,646
Television	2,629	2,248
Corportate	540	916

Consolidated	$5,436	5,810

(Gain) loss on disposal of assets, net:
Radio	$(8)	202
Television	6	8
Corporate	(8)	—

Consolidated	$(10)	210

Impairment of assets and restructuring costs:
Radio	$—	—
Television	—	43
Corporate	207	2,981

Consolidated	$207	3,024

Operating (loss) income:
Radio	$54,771	52,613
Television	(8,595)	(10,586)
Corporate	(7,986)	(12,075)

Consolidated	$38,190	29,952

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2011 and 2010. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	2011	2010
	(In thousands)
Net revenue	$140,984	136,122

Engineering and programming expenses	37,481	39,961
Selling, general, and administrative expenses	52,433	48,987
Corporate expenses	7,247	8,178
Depreciation and amortization	5,436	5,810
(Gain) loss on disposal of assets, net	(10)	210
Impairment of assets and restructuring costs	207	3,024

Operating income	38,190	29,952

Interest expense, net	(8,182)	(13,797)
Change in fair value of derivative instrument	—	5,863
Income tax expense	6,306	6,976

Net income	$23,702	15,042

Net Revenue

The increase in our consolidated net revenue of $4.9 million, or 4%, was due to the increases in both our radio and television segments. Our radio segment net revenue increased $3.6 million or 3%, primarily due to national sales, network sales, special event revenue, offset by a decrease in local sales. The increase in national sales occurred in our New York and Puerto Rico markets. The increase in network sales and special events revenue occurred in all of our markets. The decrease in local sales occurred in all of our markets, with the exception of our New York and Puerto Rico markets. Our television segment net revenue increased $1.3 million or 7%, primarily due to increases in national sales, barter sales, paid programming sales and other revenues, offset by a decrease in local spot sales and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $2.5 million or 6% was due to the decreases in both our television and radio segments. Our television segment expenses decreased $2.2 million or 13%, primarily related to a decrease in broadcasting rights fees in Puerto Rico and New York. Our Puerto Rico broadcasting rights were renegotiated and thereafter terminated, which caused a reversal of broadcasting rights fees that were expensed in the prior periods. Also, we were able to terminate our programming agreement for our New York outlet, which eliminated a related broadcasting rights fee. Our radio segment expenses decreased $0.3 million or 1%, primarily related to decreases in compensation and benefits for technical and programming personnel due to headcount reductions and music license fees, offset by an increase in legal settlements.

Selling, General, and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $3.4 million or 7% was due to the increases in both our radio and television segment expenses. Our radio segment expenses increased $2.3 million or 6%, mainly due to an increase in special events expenses, ratings expense and the allowance for doubtful accounts expense, offset by decreases in national and local commissions, legal settlements, and compensation and benefits. Our television segment expenses increased $1.1 million or 14%, primarily due to increases in barter, facilities and office expenses.

Corporate Expenses

The decrease in corporate expenses of $0.9 million or 11% was primarily a result of decreases in rent expense related to the subleases that we entered into in 2010 and compensation and benefits, offset by an increase in non-capitalized professional fees relating to the 2012 refinancing of our senior credit facility.

Impairment of Assets and Restructuring Costs

The decrease in impairment charges and restructuring costs of $2.8 million is mainly related to the $3.0 million impairment charge recognized on the sublease of our corporate office space and its related property and equipment for the year ended December 31, 2010.

Operating Income

The increase in operating income of $8.2 million or 28% was mainly due to the increase in net revenue and the decreases in impairment charges and restructuring costs, and corporate expenses.

Interest Expense, Net

The decrease in interest expense of $5.6 million or 41% was mainly due to the decreases of our senior credit facility’s LIBOR-based interest rate and its outstanding balance.

Change in Fair Value of Derivative Instrument

The change in fair value of the derivative instrument is related to the cash flow hedge that no longer qualified for hedge accounting in 2008. The change in fair value from December 31, 2009 to December 31, 2010 impacted our earnings by $5.9 million for the year ended December 31, 2010.

Income Tax Expense

The decrease in income tax expense was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.

Net Income

The increase in net income was primarily due to the increase in operating income and decreases in interest expense, income taxes and the change in the fair value of derivative instrument.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash expected to be provided by operations. We do not currently have a revolving credit facility or other working capital line of credit. Our cash flow from operations is subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificate of designations governing our Series B preferred stock and by the terms of the indenture governing the Notes. Additionally, our certificate of designations and the indenture governing the Notes place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, transactions with affiliates, and consolidations and mergers, among other things.

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period, including, among other things, required semi-annual interest payments pursuant to the Notes due April 2017 and capital expenditures, excluding the acquisitions of major FCC broadcasting licenses.

Disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt. Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate further in any material respect;

•	we will continue to successfully implement our business strategy; and

•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters or legal judgments.

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

Refinancing of Company’s debt subsequent to December 31, 2011

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the First Lien Credit Facility, and to pay the transaction costs related to the offering.

Interest—The Notes accrue interest at a rate of 12.5% per year. Interest on the Notes is paid semi-annually on each April 15 and October 15, commencing on April 15, 2012. After April 15, 2013, interest will accrue at a rate of 12.5% per annum on (i) the original amount of the Notes plus (ii) any Additional Interest (as defined below) payable but unpaid in any prior interest period, payable in cash on each interest payment date. Further, beginning on the interest payment date occurring on April 15, 2013, additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, (x) on the applicable interest payment date or (y) on the earliest of the maturity date of the Notes, any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable on any interest payment date if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

Collateral and Ranking—The Notes and the guarantees are secured on a first-priority basis by a security interest in certain of the Company’s and the guarantors’ existing and future tangible and intangible assets (other than “Excluded Assets” (as defined in the Indenture)). The Notes and the guarantees will be structurally subordinated to the obligations of our non-guarantor subsidiaries. The Notes and guarantees will be senior to all of the Company’s and the guarantors’ existing and future unsecured indebtedness to the extent of the value of the collateral.

The Indenture permits us, under specified circumstances, to incur additional debt in the future. The amount of such debt is limited by the covenants contained in the Indenture.

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes will be fully and unconditionally guaranteed by each of our existing and future wholly-owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the “Puerto Rican Subsidiaries”), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of our non-guarantor subsidiaries.

Covenants and Other Matters—The Indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the guarantors to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make other restricted payments;

•	incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;

•	engage in sale-lease back transactions;

•	enter into new lines of business;

•	make certain payments to holders of notes that consent to amendments to the indenture governing the notes without paying such amounts to all holders of notes;

•	create or incur certain liens;

•	make certain investments and acquisitions;

•	transfer or sell assets;

•	engage in transactions with affiliates; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

The Indenture contains certain customary representations and warranties, affirmative covenants and events of default which could, subject to certain conditions, cause the Notes to become immediately due and payable, including, but not limited to, the failure to make premium or interest payments; failure by the Company to accept and pay for Notes tendered when and as required by the change of control and asset sale provisions of the Indenture; failure to comply with certain covenants in the Indenture; failure to comply with certain agreements in the Indenture for a period of 60 days following notice by the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding; failure to pay any debt within any applicable grace period after the final maturity or acceleration of such debt by the holders thereof because of a default, if the total amount of such debt unpaid or accelerated exceeds $15 million; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $15 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

Potential impact on the liquidity of our Series B preferred stock

Our liquidity could be significantly affected on October 15, 2013 if the holders of shares of Series B preferred stock request that we repurchase (subject to the legal availability of funds) all or a portion of their Series B preferred stock. We can only make such purchases out of legally available funds. If we repurchase such Series B preferred stock with cash, we would reduce cash available to make other payments. Alternatively, if we fail to discharge our repurchase obligation with respect to the Series B preferred stock upon a valid request, then a voting rights triggering event will occur.

Following the occurrence, and during the continuation, of a “voting rights triggering event,” holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2011 and 2010, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	2011	2010	Change
	(in thousands)
Capital expenditures:
Radio	$822	753	69
Television	1,757	452	1,305
Corporate	156	332	(176)

Consolidated	$2,735	1,537	1,198

Net cash flows provided by operating activities	$33,012	24,284	8,728
Net cash flows used in investing activities	(10,698)	(1,537)	(9,161)
Net cash flows used in financing activities	(6,188)	(21,187)	14,999

Net increase in cash and cash equivalents	$16,126	1,560	14,566

Capital Expenditures

The increase in our capital expenditures for the year ended 2011 as compared to the year ended 2010 was primarily related to the build-out of our Puerto Rico television studios and the relocation of a radio transmitter site in our San Francisco market.

Net Cash Flows Provided by Operating Activities

The increase in our net cash flows provided by operating activities was primarily a result of the increase in sales and cash collected from trade sales, offset by an increase in cash paid to vendors.

Net Cash Flows Used in Investing Activities

The increase in our net cash flows used in investing activities was a result of the increase in our capital expenditures and the acquisition of Houston television station KTBU-TV and its related equipment.

Net Cash Flows Used in Financing Activities

The decrease in our net cash flows used in financing activities was a result of the absence in 2011 of the $15.0 million repayment of our senior revolving credit facility in 2010.

Common and Preferred Stock

As of December 31, 2011, we had the following series of capital stock outstanding:

•

92,349 issued shares of 10 3/4% Series B cumulative exchangeable redeemable preferred stock with an aggregate liquidation preference of $92.3 million and accumulated and unpaid dividends of $21.9 million;

•

380,000 shares of Series C convertible preferred stock, par value $0.01 per share, which are convertible into 760,000 shares of Class A common stock and vote on an as-converted basis with the common stock;

•	4,166,991 shares of Class A common stock; and

•

2,340,353 shares of Class B common stock, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Recent Developments

Regain Compliance with NASDAQ Listing Standards

On September 15, 2011, we received a written deficiency notice (the “Notice”) from The NASDAQ Stock Market (“NASDAQ”) advising us that the market value of our Class A common stock for the previous 30 consecutive business days had been below the minimum $15,000,000 (“Market Value of Publicly Held Shares Requirement”) required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(C) (the “Rule”).

Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we were provided with an initial grace period of 180 calendar days, or until March 13, 2012, to regain compliance with the Rule. The Notice further provided that NASDAQ would provide us with written confirmation stating that we had achieved compliance with the Rule if, at any time before March 13, 2012, the market value of our publicly held shares closed at $15,000,000 or more for a minimum of 10 consecutive business days.

On February 13, 2012, we received notification from NASDAQ that we had regained compliance with the Market Value of Publicly Held Shares Requirement for a minimum of 10 consecutive business days as set forth in the Rule. Accordingly, we have regained compliance with the Rule and continue to be listed on the NASDAQ Global Market.

Debt Refinancing

On February 7, 2012 we closed our previously announced offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act and are governed by an indenture, dated as of the same date, by and between the Company and Wilmington Trust, National Association, as trustee. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the previously existing $350,000,000 first lien credit agreement, dated as of June 10, 2005, among the Company, the lenders from time to time party thereto, Merrill Lynch, Pierce Fenner & Smith, Inc., as syndication agent, Wachovia Bank, National Association, as documentation agent, and Lehman Commercial Paper Inc., as administrative agent, that was due June 10, 2012, and to pay the transaction costs related to the offering.

Dividend Payments on Our Series B Preferred Stock

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates.

In determining whether to declare and pay any prior or future cash dividends, our Board of Directors considers management’s recommendation, our financial condition, as well as whether funds are legally available to make such payments and the dividend would otherwise be permitted under the Delaware General Corporate Law.

On April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2011 to the holders of our Series B preferred stock of record as of April 1, 2011. The cash dividend of $26.875 per share was paid in cash on April 15, 2011.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements, it was not prudent to declare or pay the dividends scheduled for January 15, 2012, October 15, 2011, July 15, 2011 and January 15, 2011.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarters, a “voting rights triggering event” will have occurred. Following the occurrence, and during the continuation, of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

Houston TV Asset Acquisition

On May 2, 2011, we entered into an asset purchase agreement (the “Houston Purchase Agreement”) with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation. Pursuant to the Houston Purchase Agreement, the Company acquired the assets, including licenses, permits and authorizations issued by the Federal Communications Commission (the “FCC”) used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas.

On August 1, 2011, in connection with the closing, we paid an aggregate purchase price equal to $16.0 million, consisting of (i) cash in the amount of $8.0 million and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%. The promissory note is payable in three annual installments (each equal to one-third of the principal amount of the note plus all accrued and unpaid interest) on each of August 1, 2012, 2013 and 2014. It is secured by the assets purchased pursuant to the Houston Purchase Agreement (other than as precluded by law) and all proceeds generated from such assets.

We allocated the total cost of the purchase price of KTBU-TV based on the fair value of the assets acquired as follows: $10.4 million for FCC licenses, $4.5 million for property and equipment, and $1.1 million for other intangible assets.

Reverse Stock Split of Our Class A and Class B Common Stock

On July 5, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware, which effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock and Class B common stock. The reverse stock split became effective at 11:59 p.m., Eastern Daylight Time on July 11, 2011.

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

As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock automatically combined into one (1) share of post-split common stock. No fractional shares were issued. Proportional adjustments were made to our outstanding stock, stock options and other equity awards and to our equity compensation plans to reflect the reverse stock split. The consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

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

In accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), we do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of FASB ASC Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization, to certain of our FCC broadcasting licenses, if their market operations are consolidated.

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

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2012 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 10.5% for radio licenses and 11.5% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of December 31, 2011. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $9.5 million.

As of December 31, 2011, the percentage by which the fair value of our FCC broadcasting licenses exceeded (or equaled) their carrying values were as follows:

Market 1	13%
Market 2	38%
Market 3	16%
Market 4	34%
Market 5	1%
Market 6	6%
Market 7	10%
Market 8	—

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

During the years ended December 31, 2011 and 2010, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) our recent NASDAQ delisting notice; (2) limited trading volume; (3) the impact of our television segment operating losses; and (4) the significant voting control of our Chairman and CEO.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheets. FASB ASC 740, Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles –Goodwill and Other, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

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

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We will implement the provisions of ASU 2011-11 as of January 1, 2013.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We will implement the provisions of ASU 2011-08 as of January 1, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. We will implement the provisions of ASU 2011-05 as of January 1, 2012.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2011 and 2010, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports or filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2011, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures on an ongoing basis and may, from time to time, make changes aimed at enhancing their effectiveness to ensure that they evolve with our business.

Management’s Report on Internal Control over Financial Reporting

As members of management of the Company, we are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is a process designed by, and performed under the supervision of, management and effected by our Board of Directors, management and other personnel. Our internal controls provide management and the Board of Directors reasonable assurance that our financial reporting and preparation of financial statements for external purposes are in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records, (i) accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation and presentation even when those systems are determined to be effective. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that such controls may become inadequate because of changes in conditions. In addition, the degree of compliance with the policies and procedures may deteriorate. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although we are unable to eliminate this risk, it is possible to develop safeguards to reduce it. We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of December 31, 2011 in accordance with the COSO criteria.

Attestation Report of the Registered Public Accounting Firm

Not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information called for by Item 10 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

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

Item 14. Principal Accountant Fees and Services

Information called for by Item 14 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2011 and 2010;

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010;

•	Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income for the years ended December 31, 2011 and 2010;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm;

•	Financial Statement Schedule — Valuation and Qualifying Accounts.

3.	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spanish Broadcasting System, Inc.:

We have audited the accompanying consolidated financial statements of Spanish Broadcasting System, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 30, 2012

Miami, Florida

Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands, except share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$71,266	55,140
Receivables:
Trade	24,014	26,473
Barter	627	500

	24,641	26,973
Less allowance for doubtful accounts	844	813

Net receivables	23,797	26,160
Prepaid expenses and other current assets	4,354	3,219

Total current assets	99,417	84,519
Property and equipment, net	41,743	40,006
FCC broadcasting licenses	323,055	312,623
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $380 in 2011 and $250 in 2010	2,168	1,184
Deferred financing costs, net of accumulated amortization of $7,137 in 2011 and $6,088 in 2010	465	1,514
Other assets	1,858	2,167

Total assets	$501,512	474,819

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,783	17,980
Accrued interest	280	4,057
Unearned revenue	914	745
Other liabilities	795	750
Current portion of the senior credit facility term loan due 2012	36,313	3,250
Current portion of other long-term debt	3,039	416
Series B cumulative exchangeable redeemable preferred stock dividends payable	21,923	14,478

Total current liabilities	80,047	41,676
Other liabilities, less current portion	603	985
Derivative instruments	740	829
Senior credit facility term loan due 2012, less current portion	266,750	303,063
Other long-term debt, less current portion	11,271	6,180
Deferred income taxes	84,368	78,247

Total liabilities	443,779	430,980

Commitments and contingencies (notes 13, 15, and 17)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at December 31, 2011 and 2010, respectively	92,349	92,349
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 and 4,163,991 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	525,235	525,205
Accumulated other comprehensive loss, net	(740)	(829)
Accumulated deficit	(559,115)	(572,890)

Total stockholders’ deficit	(34,616)	(48,510)

Total liabilities and stockholders’ deficit	$501,512	474,819

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

for the years ended December 31, 2011 and 2010

(in thousands, except share data)

	2011	2010
Net revenue	$140,984	136,122

Operating expenses:
Engineering and programming	37,481	39,961
Selling, general and administrative	52,433	48,987
Corporate expenses	7,247	8,178
Depreciation and amortization	5,436	5,810

Total operating expenses	102,597	102,936
(Gain) loss on the disposal of assets	(10)	210
Impairment charges and restructuring costs	207	3,024

Operating income	38,190	29,952
Other (expense) income:
Interest expense	(8,217)	(13,821)
Interest income	35	24
Change in fair value of derivative instrument	—	5,863

Income before income taxes	30,008	22,018
Income tax expense	6,306	6,976

Net income	23,702	15,042
Dividends on Series B preferred stock	(9,927)	(9,927)

Net income available to common stockholders	$13,775	5,115

Basic net income per common share	$1.90	0.70
Diluted net income per common share	$1.89	0.70
Weighted average common shares outstanding:
Basic	7,267	7,261
Diluted	7,278	7,282

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income

for the years ended December 31, 2011 and 2010

(in thousands, except share data)

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Class C preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss, net	deficit	deficit
Balance at December 31, 2009	380,000	$4	4,154,262	$—	2,340,353	$—	525,032	(2,513)	(578,005)	(55,482)
Issuance of Class A common stock from vesting of restricted stock	—	—	9,729	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	173	—	—	173
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,927)	(9,927)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	15,042	15,042
Amounts reclassified to earnings during the period	—	—	—	—	—	—	—	1,901	—	1,901
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	(217)	—	(217)

Comprehensive income										16,726

Balance at December 31, 2010	380,000	4	4,163,991	—	2,340,353	—	525,205	(829)	(572,890)	(48,510)
Issuance of Class A common stock from vesting of restricted stock	—	—	3,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	30	—	—	30
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,927)	(9,927)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	23,702	23,702
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	89	—	89

Comprehensive income										23,791

Balance at December 31, 2011	380,000	$4	4,166,991	$—	2,340,353	$—	525,235	(740)	(559,115)	(34,616)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the years ended December 31, 2011 and 2010

(in thousands, except share data)

	2011	2010
Cash flows from operating activities:
Net income	$23,702	15,042
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on the disposal of assets	(10)	210
Impairment charges and restructuring costs	207	3,024
Stock-based compensation	30	173
Depreciation and amortization	5,436	5,810
Net barter income	(487)	(189)
Provision for trade doubtful accounts	801	512
Amortization of deferred financing costs	1,049	1,060
Deferred income taxes	6,121	6,839
Unearned revenue-barter	528	263
Change in fair value of derivative instrument, net of amortization	—	(3,962)
Changes in operating assets and liabilities:
Trade receivables	1,690	(1,771)
Prepaid expenses and other current assets	(1,135)	220
Other assets	309	219
Accounts payable and accrued expenses	(908)	(635)
Accrued interest	(3,777)	(1,551)
Other liabilities	(544)	(980)

Net cash provided by operating activities	33,012	24,284

Cash flows from investing activities:
Purchases of property and equipment	(2,735)	(1,537)
Proceeds from the sale of property and equipment	37	—
Acquisition of a television station and related equipment	(8,000)	—

Net cash used in investing activities	(10,698)	(1,537)

Cash flows from financing activities:
Payments of senior credit facility revolver due 2010	—	(15,000)
Payment of senior credit facility term loan 2012	(3,250)	(3,250)
Payment of Series B preferred stock cash dividends	(2,482)	(2,481)
Payments of other long-term debt	(456)	(456)

Net cash used in financing activities	(6,188)	(21,187)

Net increase in cash and cash equivalents	16,126	1,560
Cash and cash equivalents at beginning of year	55,140	53,580

Cash and cash equivalents at end of year	$71,266	55,140

Supplemental cash flows information:
Interest paid	$10,881	15,379
Income tax paid, net	$8	20
Noncash investing and financing activities:
Promissory note issued for the acquisition of a television station and related equipment	$8,000	—
Unrealized gain (loss) on derivative instruments	$89	(217)
Accrual of Series B preferred stock dividends not declared	$7,445	7,446

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(1)	Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries owns and/or operates 21 radio stations in the Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco markets. In addition, we own and operate three television stations, which operate as one television operation, branded as “MegaTV.” We also have various MegaTV broadcasting outlets under affiliation or programming agreements. As part of our operating business, we operate LaMusica.com, Mega.tv, and our radio station websites, which are bilingual Spanish-English websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the U.S., including Puerto Rico.

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

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2011 and 2010, we incurred bad debt expense of $0.8 million and $0.5 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Maintenance and repairs are charged to expense as incurred; improvements are capitalized. When items are retired or are otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are credited or charged to operating income.

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

We do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Concept (ASC) Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization, to certain of our FCC broadcasting licenses, if their market operations are consolidated.

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

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The key assumptions incorporated in the discounted cash flow model are market revenue projections, market revenue share projections, anticipated operating profit margins and risk adjusted discount rates. These assumptions vary based on the market size, type of broadcast of signal, media competition and audience share. These assumptions primarily reflect industry norms for similar stations/broadcast signals, as well as historical performance and trends of the markets. In the preparation of the FCC broadcasting license appraisals, estimates and assumptions are made that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results and could have a material impact on our consolidated financial statements in the future.

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

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We test goodwill for impairment at least annually at the reporting unit level. We have determined that we have two reporting units, Radio and Television. We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics. Our evaluation included consideration of factors, such as regulatory environment, business model, gross margins, nature of services and the process for delivering these services.

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

During the years-ended December 31, 2011 and 2010, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: our recent NASDAQ delisting notice; limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and Chief Executive Officer.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(h)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable leases and agreements acquired. Gross other intangible assets total $2.5 million and $1.4 million as of December 31, 2011 and 2010, respectively. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $130 thousand and $36 thousand for the years ended December 31, 2011 and 2010, respectively. Estimated amortization expense for the five years subsequent to December 31, 2011 is as follows (in thousands):

Year ending December 31:
2012	$262
2013	186
2014	96
2015	96
2016	96

(i)	Deferred Financing Costs

Deferred financing costs relate to the refinancing of our debt in June 2005 (see note 8). Deferred financing costs are being amortized to interest expense using the effective interest method.

(j)	Barter Transactions

Barter transactions represent advertising time exchanged for non-cash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $6.1 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively. Barter expense amounted to $5.6 million and $4.9 million for the years ended December 31, 2011 and 2010, respectively.

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

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50 percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively (see note 14).

(m)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.1 million in the years ended December 31, 2011 and 2010.

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions, include the useful lives of fixed assets; allowance for doubtful accounts; the valuation of FCC licenses and goodwill; the valuation of derivatives; accounting for income taxes; contingencies and litigation; and share-based compensation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in advertising spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.

(p)	Concentration of Business and Credit Risks

Financial instruments that potentially subject us to concentrations of risk include primarily cash, and trade receivables and financial instruments used in hedging activities (see notes 2(v) and 5). We place our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 60% of net revenue for the years ended December 31, 2011 and 2010. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(q)	Basic and Diluted Net Income per Common Share

Basic net income per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net income applicable to common stockholders and the net income per common share for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	2011	2010
Net income	$23,702	15,042
Less: dividends on Series B preferred stock	(9,927)	(9,927)

Net income available to common stockholders	13,775	5,115

Basic net income per common stock	$1.90	0.70

Diluted net income per common stock	$1.89	0.70

Weighted average common shares outstanding:
Basic	7,267	7,261

Diluted	7,278	7,282

(r)	Fair Value Measurement

We determine the fair value of assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price (see note 18). The levels of the fair value hierarchy are:

•	Level 1: inputs are quoted prices, unadjusted, in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

•

Level 2: inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. A Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

(s)	Share-based Compensation Expense

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2011 and 2010 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

(t)	Leasing (Operating Leases)

We recognize rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight line basis over the applicable lease term. We consider lease renewals in the useful life of related leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under noncancelable operating leases (see note 13). From time to time, we receive capital improvement funding from our lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

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

December 31, 2011 and 2010

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

We are accounting for our interest rate swaps as cash flow hedges, which requires us to recognize all derivative instruments on the consolidated balance sheet at fair value. The related gains or losses on these instruments are deferred in stockholders’ deficit as a component of accumulated other comprehensive loss. The deferred gains or losses on these transactions are recognized in income in the period in which the related items being hedged are recognized in expense. However, to the extent that the change in value of the derivative contracts does not offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles. For cash flow hedges in which hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective cash flow hedge, we continue to carry the derivative instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings (change in fair value of derivative instrument).

(w)	Comprehensive Income

Our comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our comprehensive income consists of net income and gains (losses) on derivative instruments that qualify for cash flow hedge treatment.

(x)	New Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We will implement the provisions of ASU 2011-11 as of January 1, 2013.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We will implement the provisions of ASU 2011-08 as of January 1, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. We will implement the provisions of ASU 2011-05 as of January 1, 2012.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(3)	Houston TV Asset Acquisition

On May 2, 2011, we entered into an asset purchase agreement (the “Houston Purchase Agreement”) with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation. Pursuant to the Houston Purchase Agreement, the Company acquired the assets, including licenses, permits and authorizations issued by the Federal Communications Commission used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas.

On August 1, 2011, in connection with the closing, we paid an aggregate purchase price equal to $16.0 million, consisting of (i) cash in the amount of $8.0 million and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%. The promissory note is payable in three annual installments (each equal to one-third of the principal amount of the note plus all accrued and unpaid interest) on each of August 1, 2012, 2013 and 2014. It is secured by the assets purchased pursuant to the Houston Purchase Agreement (other than as precluded by law) and all proceeds generated from such assets (see note 10).

We allocated the total cost of the purchase price of KTBU-TV based on the fair value of the assets acquired as follows: $10.4 million for FCC licenses, $4.5 million for property and equipment, and $1.1 million for other intangible assets.

(4)	Impairment Charges and Restructuring Costs

Impairment of Property and Equipment

During the year 2011, there was no impairment to property and equipment. During the year 2010, we entered into a sublease of office space and determined that $1.3 million of property and equipment related to leasehold improvements and furniture and fixtures were impaired.

Restructuring Costs

We incurred restructuring costs related to the abandonment of a leased office space and losses on various subleased office spaces. During the years 2011 and 2010, we incurred restructuring costs of $0.2 million and $1.7 million, respectively. During the years 2011 and 2010, we paid restructuring costs of $0.6 million and $1.0 million, respectively. As of December 31, 2011 and 2010, the total accrued expenses on our consolidated balance sheets related to restructuring costs was $1.2 million and $1.6 million, which was included in other liabilities.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(5)	Derivatives and Hedging Activities

At December 31, 2011 and 2010, derivative financial instruments are comprised of the following (in thousands):

	Fixed		2011	2010	2011	2010
	interest	Expiration	Notional	Notional	Fair	Fair
Agreement	rate	date	amounts	amounts	value	value
Interest rate swap	5.98%	June 2010	$—	—	$—	—
Interest rate swap	6.31%	January 2017	6,146	6,452	740	829

			$6,146	6,452	$740	829

In June 2005, we entered into a five-year interest rate swap agreement for the original notional principal amount of $324.2 million whereby we paid a fixed interest rate of 5.98% as compared to interest at a floating rate equal to three-month LIBOR plus 175 basis points. The interest rate swap amortization schedule was identical to the First Lien Credit Facility amortization schedule during June 2005 to June 2010 (see note 8).

In September and October 2008, the counterparty to this interest rate swap, Lehman Brothers Special Financing Inc., and its parent and credit support provider, Lehman Brothers Holdings Inc., each filed for bankruptcy. Based on these bankruptcy filings, this cash flow hedge was deemed ineffective and no longer qualified for hedge accounting. Therefore, the change in fair value from September 2008 to June 2010 was recorded in earnings as a “Change in fair value of derivative instrument.” For the year ended 2010, the change in the fair value of derivative instrument totaled $5.9 million. Additionally, the accumulated other comprehensive loss associated with this hedge as of September 2008 was $7.8 million and was reclassified into earnings (interest expense) monthly until June 2010. For the year ended 2010, $1.9 million was reclassified and recorded as interest expense.

As a result of the Lehman bankruptcy filings, a dispute arose with respect to the outstanding payments under the swap agreement. On June 17, 2010, the parties successfully resolved the dispute under mediation and entered into a confidential settlement and release agreement. The financial impact of the settlement is reflected in our consolidated balance sheets and statements of operations.

On January 4, 2007, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby we will pay a fixed interest rate of 6.31%, as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017 (see note 10).

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(6)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2011 and 2010 (in thousands):

			Estimated
	2011	2010	useful lives
Land	$7,306	7,306	—
Building and building improvements	36,506	35,931	7–20 years
Tower and antenna systems	6,352	5,646	10 years
Studio and technical equipment	22,979	19,945	5–10 years
Furniture and fixtures	5,422	5,152	5–10 years
Transmitter equipment	8,752	7,253	10 years
Leasehold improvements	3,295	3,162	1–20 years
Computer equipment and software	6,998	6,517	3–5 years
Other	1,967	1,913	3–5 years

	99,577	92,825

Less accumulated depreciation and amortization	(57,834)	(52,819)

	$41,743	40,006

During the years ended December 31, 2011 and 2010, depreciation and amortization of property and equipment totaled $5.3 million and $5.8 million, respectively.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Accounts payable – trade	$1,749	2,423
Accrued compensation and commisssions	4,958	5,570
Accrued professional fees	2,887	1,779
Accrued step-up leases	1,308	1,222
Accrued income taxes	1,995	1,818
Other accrued expenses	3,886	5,168

	$16,783	17,980

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(8)	Senior Secured Credit Facilities

Senior secured credit facilities consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Revolving credit facility of $25.0 million, due 2010	$—	—
Term loan payable due in quarterly principal repayments of 0.25% of the original outstanding amount of $325.0 million including variable interest based on LIBOR plus 175 basis points, with outstanding balance due in 2012	303,063	306,313

	303,063	306,313

Less current portion (see note 9)	(36,313)	(3,250)

	$266,750	303,063

The maturities of our senior credit facilities are as follows at December 31, 2011 (in thousands):

Year ending December 31:
2012	$303,063

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

December 31, 2011 and 2010

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

On February 7, 2012 we repaid and terminated the First Lien Credit Facility (see note 9).

(9)	Refinancing of our Senior Credit Facility due 2012

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the First Lien Credit Facility (see note 8), and to pay the transaction costs related to the offering.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Interest

The Notes accrue interest at a rate of 12.5% per year. Interest on the Notes is paid semi-annually on each April 15 and October 15, commencing on April 15, 2012. After April 15, 2013, interest will accrue at a rate of 12.5% per annum on (i) the original amount of the Notes plus (ii) any Additional Interest (as defined below) payable but unpaid in any prior interest period, payable in cash on each interest payment date. Further, beginning on the interest payment date occurring on April 15, 2013, additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, (x) on the applicable interest payment date or (y) on the earliest of the maturity date of the Notes, any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable on any interest payment date if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

Collateral and Ranking

The Notes and the guarantees are secured on a first-priority basis by a security interest in certain of the Company’s and the guarantors’ existing and future tangible and intangible assets (other than “Excluded Assets” (as defined in the Indenture)). The Notes and the guarantees will be structurally subordinated to the obligations of our non-guarantor subsidiaries. The Notes and guarantees will be senior to all of the Company’s and the guarantors’ existing and future unsecured indebtedness to the extent of the value of the collateral.

The Indenture permits us, under specified circumstances, to incur additional debt in the future. The amount of such debt is limited by the covenants contained in the Indenture.

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes will be fully and unconditionally guaranteed by each of our existing and future wholly-owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the “Puerto Rican Subsidiaries”), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees will be structurally subordinated to all existing and future liabilities (including trade payables) of our non-guarantor subsidiaries.

Covenants and Other Matters

The Indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the guarantors to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make other restricted payments;

•	incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;

•	engage in sale-lease back transactions;

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

•	enter into new lines of business;

•	make certain payments to holders of notes that consent to amendments to the indenture governing the notes without paying such amounts to all holders of notes;

•	create or incur certain liens;

•	make certain investments and acquisitions;

•	transfer or sell assets;

•	engage in transactions with affiliates; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

The Indenture contains certain customary representations and warranties, affirmative covenants and events of default which could, subject to certain conditions, cause the Notes to become immediately due and payable, including, but not limited to, the failure to make premium or interest payments; failure by the Company to accept and pay for Notes tendered when and as required by the change of control and asset sale provisions of the Indenture; failure to comply with certain covenants in the Indenture; failure to comply with certain agreements in the Indenture for a period of 60 days following notice by the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding; failure to pay any debt within any applicable grace period after the final maturity or acceleration of such debt by the holders thereof because of a default, if the total amount of such debt unpaid or accelerated exceeds $15 million; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $15 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

(10)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Promissory note payable, due in annually principal installments of $2,667, plus interest at 6.0%, commencing August 2012, with balance due on August 2014	$8,000	—
Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	6,146	6,452
Obligation under capital lease with related party payable in monthly installments of $9, including interest at 6.25%, commencing June 1992. See notes 13 and 15	33	136
Various obligations under capital leases	131	8

	14,310	6,596

Less current portion	(3,039)	(416)

	$11,271	6,180

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The scheduled maturities of other long-term debt are as follows at December 31, 2011 (in thousands):

Year ending December 31:
2012	$3,039
2013	3,009
2014	3,004
2015	336
2016	306
Thereafter	4,616

$14,310

On May 2, 2011, we entered into an asset purchase agreement (the “Houston Purchase Agreement”) with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation. Pursuant to the Houston Purchase Agreement, the Company acquired the assets, including licenses, permits and authorizations issued by the Federal Communications Commission used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas.

In connection with the closing, we paid an aggregate purchase price equal to $16.0 million, consisting of (i) cash in the amount of $8.0 million and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%. The promissory note is payable in three annual installments (each equal to one-third of the principal amount of the note plus all accrued and unpaid interest) on the anniversary date of the closing of the transaction. It is secured by the assets purchased pursuant to the Houston Purchase Agreement (other than as precluded by law) and all proceeds generated from such assets (see note 3).

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006. In connection with the acquisition of the real property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the “Loan Agreement”), a ten-year promissory note in the original principal amount of $7.7 million (the “Promissory Note”), and a Mortgage, Assignment of Rents and Security Agreement (the “Mortgage”) in favor of Wells Fargo (formerly Wachovia Bank). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the real property and any related collateral.

The terms of the loan include certain restrictions and covenants for SBS Miami Broadcast Center, which limit, among other things, the incurrence of additional indebtedness and liens. The Loan Agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default and expiration of any applicable cure periods, Wells Fargo (formerly Wachovia Bank) may accelerate the loan and declare all amounts outstanding to be immediately due and payable.

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

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In connection with the acquisition of the property, we agreed to unconditionally guaranty all obligations of SBS Miami Broadcast Center pursuant to the Promissory Note, the Loan Agreement, the Mortgage, the loan documents thereto, and the Swap Agreement, for the benefit of Wachovia and its affiliates (the “Guaranty”). In addition, the terms of the Guaranty contain certain financial covenants, which require us to maintain available liquidity of not less than 1.2 times the then outstanding principal balance of the loan made to SBS Miami Broadcast Center by Wells Fargo (formerly Wachovia Bank).

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

During the years 2011 and 2010, our Board, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements, it was not prudent to declare or pay the January 15, 2012, October 15, 2011, July 15, 2011, January 15, 2011, October 15, 2010, July 15, 2010 and January 15, 2010 cash dividends. As of December 31, 2011, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $21.9 million, which is accrued on our consolidated balance sheet as Series B cumulative exchangeable redeemable preferred stock dividends payable.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(12)	Stockholders’ Equity

(a)	Reverse Stock Split of our Class A and Class B Common Stock

On July 5, 2011, we filed the Certificate of Amendment with the Secretary of State of the State of Delaware, which effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock, par value $0.0001 per share (the “Class A common stock”) and Class B common stock, par value $0.0001 per share (the “Class B common stock”). The reverse stock split became effective at 11:59 p.m., Eastern Daylight Time on July 11, 2011.

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

As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock automatically combined into one (1) share of post-split common stock. No fractional shares were issued. Proportional adjustments were made to our outstanding stock, stock options and other equity awards and to our equity compensation plans to reflect the reverse stock split. The consolidated financial statements for current and prior periods have been adjusted to reflect the change in number of shares.

(b)	Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS, pursuant to which SBS acquired the FCC license of Infinity SF (the “CBS Radio Merger”), we issued to CBS Radio an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”). Each share of Series C preferred Stock is convertible at the option of the holder into two fully paid and non-assessable shares of the Class A common stock. The shares of Series C preferred stock issued at the closing of the CBS Radio Merger are convertible into 760,000 shares of Class A common stock, subject to certain adjustments. The number of Class A common stock shares reflects a 1-for-10 reverse stock split effectuated by the Company at 11:59 p.m., Eastern Daylight Time on July 11, 2011. In connection with the CBS Radio Merger, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC, providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock created after December 23, 2004.

(c)	Class A and B Common Stock

The rights of the Class A common stock holders and Class B common stock holders are identical except with respect to their voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon a transfer of the Class B common stock to a person or entity which is not a permitted transferee (as described in our Certificate of Incorporation). Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. Neither the holders of the Class A common stock nor the holders of the Class B common stock have preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share (the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share and is on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Accounting for Share-Based Plans

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2011 and 2010 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2011 and 2010, share-based compensation totaled $30 thousand and $0.2 million, respectively.

As of December 31, 2011, there was $36 thousand of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During the years ended December 31, 2011 and 2010, no stock options were exercised; therefore, no cash payments were received. In addition, during the years ended December 31, 2011 and 2010, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted to employees during the years ended December 31, 2011 and 2010 were $0.88 and $9.29, respectively. The following weighted average assumptions were used for each respective period:

	2011	2010
Expected term	7 years	7 years
Dividends to common stockholders	None	None
Risk-free interest rate	1.76%	1.75%
Expected volatility	109.32%	105.22%

Our computation of expected volatility for the years ended December 31, 2011 and 2010 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2011 and 2010 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees continuing service to SBS. A summary of the status of our stock options, as of December 31, 2011 and 2010, and changes during the years ended December 31, 2011 and 2010, is presented below (in thousands, except per share data and contractual life):

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at December 31, 2009	206	$64.15
Granted	15	11.10
Exercised	—	—
Forfeited	(29)	71.87

Outstanding at December 31, 2010	192	$59.04
Granted	10	1.03
Exercised	—	—
Forfeited	(43)	81.16

Outstanding at December 31, 2011	159	$49.49	$30	$4.7

Exercisable at December 31, 2011	156	$50.10	$30	$4.6

During the years 2011 and 2010, no stock options were exercised.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2011 (in thousands, except per share data and contractual life):

Range of exercise prices	Vested options	Unvested options	Weighted average exercise price	Weighted average remaining contractual life (years)	Options exercisable	Weighted average exercise price
$2.00–49.99	79	3	$14.50	7.2	79	$14.37
$50.00–99.99	63	—	81.99	1.8	63	81.99
$100.00–149.99	14	—	111.06	2.7	14	111.06

	156	3	49.49	4.7	156	50.10

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

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

A summary of the status of our nonvested shares, as of December 31, 2011 and 2010, and changes during the years ended December 31, 2011 and 2010, is presented below (in thousands, except per share data):

	Shares	Weighted average grant-date fair value (per share)	Aggregate intrinsic value
Nonvested at December 31, 2009	13	$17.31
Awarded	—	—
Vested	(10)	17.81
Forfeited	—	—

Nonvested at December 31, 2010	3	15.70
Awarded	—	—
Vested	(3)	15.70
Forfeited	—	—

Nonvested at December 31, 2011	—	$—	$—

(13)	Commitments

(a)	Leases

We have a building under a capital lease agreement, which is partially owned by our Chief Executive Officer, expiring in June 2012. Also, we have furniture and fixtures under various capital leases that expire at various dates through 2015. The amounts capitalized under these lease agreements and included in property and equipment at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Building under capital lease	$1,230	1,230
Various furniture and fixtures under capital leases	230	135

	1,460	1,365

Less accumulated depreciation	(1,330)	(1,360)

	$130	5

We lease office space and facilities and certain equipment under operating leases, some of which are with related parties (see note 16), that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

At December 31, 2011, future minimum lease payments under such leases are as follows (in thousands):

	Capital lease	Operating lease
Year ending December 31:
2012	$141	$4,889
2013	87	4,622
2014	81	4,444
2015	74	2,777
2016	—	1,984
Thereafter	—	8,740

Total minimum lease payments	383	27,456

Less executory costs	(198)

	185
Less interest	(21)

Present value of minimum lease payments	$164

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.

Total rent expense for the years ended December 31, 2011 and 2010 amounted to $3.7 million and $3.8 million, respectively.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2019. The future minimum rental income to be received under these agreements as of December 31, 2011 is as follows (in thousands):

Year ending December 31:
2012	$2,898
2013	2,951
2014	2,561
2015	1,072
2016	394
Thereafter	1,223

$11,099

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(b)	Employment and Service Agreements

At December 31, 2011, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2014. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2012	$6,178
2013	1,545
2014	252
2015	—
2016	—
Thereafter	—

$7,975

Included in the future payments schedule is our Chief Executive Officer’s (CEO) employment agreement, which may expire on December 31, 2012. Our CEO’s annual base salary is $1.25 million, and he is eligible to receive a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any year, including acquired stations on a pro forma basis. Under the terms of the agreement, the board of directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus. For the year ended December 31, 2011, our CEO was awarded a cash bonus totaling $0.2 million, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2011.

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

(d)	Other Commitments

At December 31, 2011, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others. Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2012	$12,478
2013	5,907
2014	5,149
2015	5,304
2016	115
Thereafter	84

$29,037

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(14)	Income Taxes

Total income tax expense for the years ended December 31, 2011 and 2010 were allocated as follows (in thousands):

	2011	2010
Income from continuing operations	$6,306	6,976

For the years ended December 31, 2011 and 2010, income before income tax expense consists of the following (in thousands):

	2011	2010
U.S. operations	$33,561	25,436
Foreign operations	(3,553)	(3,418)

	$30,008	22,018

The components of the provision for income tax expense (benefit) included in the consolidated statements of operations are as follows for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Current:
Federal	$—	—
State and local, net of federal income tax benefit	61	35
Foreign	124	102

	185	137

Deferred:
Federal	4,505	5,913
State and local, net of federal income tax benefit	1,639	926
Foreign	(23)	—

	6,121	6,839

Total income tax expense	$6,306	6,976

For year ended December 31, 2011 approximately $1.8 million of federal net operating loss carry-forwards are expected to be utilized and in 2010, no net operating loss carry-forwards were utilized.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Federal and state net operating loss carryforwards	$75,450	74,150
Foreign net operating loss carryforwards	11,225	13,605
FCC licenses	27,958	37,978
Allowance for doubtful accounts	810	843
Unearned revenue	339	303
AMT credit	829	806
Derivatives and hedging instruments	308	1,998
Property and equipment	1,883	2,063
Accrued foreign witholding	2,254	2,152
Straight-line expense adjustments	464	937
Accrued restructuring	370	559
Production costs	8,970	6,542
Other	4,074	4,779

Total gross deferred tax assets	134,934	146,715
Less valuation allowance	(134,105)	(145,909)

Net deferred tax assets	829	806

Deferred tax liabilities:
FCC licenses	85,197	79,053

Total gross deferred tax liabilities	85,197	79,053

Net deferred tax liability	$84,368	78,247

The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was a decrease of $11.8 million and a decrease of $8.5 million, respectively. The valuation allowance at 2011 and 2010 was primarily related to domestic and foreign net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. As a result of adopting ASC 350 on December 31, 2001, amortization of the FCC broadcasting licenses stopped for financial statement purposes. However, the tax amortization of certain FCC broadcasting licenses recognized during the year as well as the expiration of certain net operating losses resulted in a decrease in gross deferred tax assets related to those intangibles and the net operating losses, which were accompanied by an offsetting decrease in the related valuation allowance for the year ending December 31, 2011.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2011, we have federal and state net operating loss carry-forwards of approximately $185.0 million and $207.2 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2012 through 2031. In addition, at December 31, 2011, we have foreign net operating loss carry-forwards of approximately $37.4 million available to offset future taxable income expiring from the years 2015 through 2021.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2011 and 2010, as a result of the following:

	2011	2010
Computed “expected” tax expense	35.0%	35.0%
State and local income taxes, net of federal benefit	7.3	7.3
Foreign tax differental	0.6	(0.6)
Current year change in valuation allowance	(39.2)	(35.4)
Nondeductible expenses	0.4	1.4
Change in effective rate	2.6	(0.6)
Change in Puerto Rico statutory rate	15.6	—
Expiration of net operating losses	3.4	26.4
Other	(4.7)	(1.9)

	21.0%	31.6%

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2008 through 2011. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2006 through 2011.

For the years ended December 31, 2011 and 2010, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2006 through December 31, 2011, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2011.

(15)	Contingencies

FCC	Licenses Matters

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

December 31, 2011 and 2010

The lease term of the office space is through April 30, 2015, with the option to renew all or some of the existing office space for an additional five years. During 2010 and 2009, the Company subleased certain of its existing office space to subtenants to reduce expenses.

We also have a building under a capital lease agreement, which is partially owned by our Chief Executive Officer (see note 13(a)). The building lease expires in June 2012 and calls for a monthly base rent of approximately $9 thousand.

On January 1, 2008, we entered into a local marketing agreement with South Broadcasting System, Inc. (“South Broadcasting”), a company owned by the estate of our late Chairman Emeritus, Pablo Raúl Alarcón, Sr. Pursuant to the local marketing agreement, we are permitted to broadcast our Mexican Regional programming on radio station 106.3 FM (the “LMA Station”). We are required to pay the operating costs of the LMA Station and in exchange we retain all revenues from the sale of the advertising within the programming we provide. Under the terms of the local marketing agreement, we have the right of first negotiation and the right of first refusal to match a competing offer. However, after the first anniversary of the effective date, if we do not agree to match the terms of the competing offer within the ten (10) business day period or fail to notify South Broadcasting of our intent to match the competing offer, then South Broadcasting has the right to accept such offer, provided South Broadcasting pays us the early termination fee equal to the lesser of 5% of the aggregate purchase price of the LMA Station or $1.0 million. On May 8, 2009, the local marketing agreement was renewed for three years and was scheduled to terminate on its terms on December 31, 2011. On December 16, 2011, the local agreement was renewed for an additional year and is scheduled to terminate on its terms on December 31, 2012.

During the years ended December 31, 2011 and 2010, one of our members of the board of directors served as our business consultant and was paid an annual retainer of $0.1 million, respectively.

(17)	Litigation

From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Wolf,	et al., Litigation

On November 28, 2001, named plaintiff Mitchell Wolf brought a class action lawsuit against SBS, its underwriters, two members of SBS’ senior management team, one of whom is the Chairman of SBS’ Board of Directors, and another SBS director, alleging certain violations of federal securities laws, including SEC Rules 10b-5 and 11, in connection with SBS’ initial public offering in 1999. The lawsuit is one of 300 similar lawsuits involving more than 300 issuers (collectively, the “Issuer Defendants”), 40 underwriters (collectively, the “Underwriter Defendants”) and 1,000 individual defendants (collectively, the “Individual Defendants”) which were assigned for consolidated pretrial purposes to one judge in the United States District Court for the Southern District of New York (the “trial court”). The 10b-5 claims were subsequently dismissed as to the Individual Defendants and, in 2007, tolling agreements were entered pursuant to which the Individual Defendants, including SBS’ managers and directors, were dismissed from the case without prejudice in exchange for documentation showing that the Issuers had entity coverage for the period in question. Additionally, a subset of plaintiffs’ Section 11 claims (alleging civil liabilities on account of false registration statements) were dismissed by the trial court and the class allegations relating to the Section 10b-5 claims were stricken with respect to several of the consolidated actions, including the action against SBS.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

On October 5, 2009, the trial court issued a final order of approval of a settlement of all of the consolidated actions, including the action against SBS. Although several members of the plaintiff class initially objected to and/or appealed the settlement, all objections were withdrawn with prejudice or dismissed as of January 10, 2012. The settlement will result in a release of all claims against the Underwriter Defendants and the Issuer Defendants, and their officers and directors, in exchange for an aggregate sum of approximately $600 million (the “Settlement Amount”) to be paid into a settlement fund for the benefit of the class plaintiffs. SBS’ and the SBS individual defendants’ share of the Settlement Amount will be fully funded by insurance.

(18)	Fair Value Measurement Disclosures

Fair	Value of Financial Instruments

Cash and cash equivalents, receivables, as well as accounts payable and accrued expenses, and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The estimated fair values of our financial instruments are as follows (in millions):

	December 31,
	2011		2010
	Gross carrying amount	Fair value	Gross carrying amount	Fair value
Senior credit facility term loan	$303.1	281.3	306.3	291.2

10 3/4% Series B cumulative exchangeable redeemable preferred stock	92.3	67.2	92.3	69.3

Promisory note payable, included in other long-term debt	6.1	3.1	6.5	6.4

Promisory note payable, included in other long-term debt	8.0	6.6	—	—

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Fair	Value of Derivative Instruments

The following tables represent required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at December 31, 2011
		Liabilities
Description	December 31, 2011 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative designed as a cash flow hedging instrument:

Interest rate swap	$740	—	740	—

		Fair value measurements at December 31, 2010
		Liabilities
Description	December 31, 2010 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative designed as a cash flow hedging instrument:

Interest rate swap	$829	—	829	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	December 31,
Interest rate swap	2011	2010
	(in thousands)
Gain (loss) gain recognized in other comprehensive loss (effective portion)	$89	(217)
Amounts reclassified from accumulated other comprehensive loss into interest expense	—	1,901
Gain recognized in change in fair value of derivative instrument	—	5,863

(19)	Segment Data

The following summary table presents separate financial data for each of our operating segments. The accounting applied to determine the segment information are generally the same as those described in the summary of significant accounting polices (see note 2(u)). We evaluate the performance of our operating segments based on separate financial data for each operating segment as provided below (in thousands):

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	Years ended
	2011	2010
Net revenue:
Radio	$123,155	119,533
Television	17,829	16,589

Consolidated	$140,984	136,122

Engineering and programming expenses:
Radio	$22,488	22,791
Television	14,993	17,170

Consolidated	$37,481	39,961

Selling, general, and administrative:
Radio	$43,637	41,281
Television	8,796	7,706

Consolidated	$52,433	48,987

Corporate expenses	7,247	8,178

Depreciation and amortization:
Radio	$2,267	2,646
Television	2,629	2,248
Corporate	540	916

Consolidated	$5,436	5,810

(Gain) loss on the disposal of assets, net:
Radio	$(8)	202
Television	6	8
Corporate	(8)	—

Consolidated	$(10)	210

(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	Years ended
	2011	2010
Impairment of assets and restructuring costs:
Radio	$—	—
Television	—	43
Corporate	207	2,981

Consolidated	$207	3,024

Operating income (loss):
Radio	$54,771	52,613
Television	(8,595)	(10,586)
Corporate	(7,986)	(12,075)

Consolidated	$38,190	29,952

Capital expenditures:
Radio	$822	753
Television	1,757	452
Corporate	156	332

Consolidated	$2,735	1,537

	December 31,
	2011	2010
Total assets:
Radio	$436,806	425,106
Television	60,136	45,707
Corporate	4,570	4,006

Consolidated	$501,512	474,819

(Continued)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spanish Broadcasting System, Inc.

Under date of March 30, 2012, we reported on the consolidated balance sheets of Spanish Broadcasting System, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and comprehensive income, and cash flows for the years then ended, which report appears in the December 31, 2011 Annual Report on Form 10-K of the Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated Financial Statement Schedule – Valuation and Qualifying Accounts in the December 31, 2011 Annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

March 30, 2012,

Miami, Florida

Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Financial Statement Schedule — Valuation and Qualifying Accounts

Years ended December 31, 2011 and 2010

(In thousands)

Description	Balance at beginning of year	Charged to cost and expense	Charged to other accounts (1)	Deductions (2)	Balance at end of year
Year ended December 31, 2010:
Allowance for doubtful accounts	$1,247	512	—	946	813
Valuation allowance on deferred taxes	154,390	(7,785)	(696)	—	145,909
Year ended December 31, 2011:
Allowance for doubtful accounts	813	801	—	770	844
Valuation allowance on deferred taxes	145,909	(11,770)	(34)	—	134,105

(1)	Amounts charged to other comprehensive income related to derivative instruments.
(2)	Cash write-offs, net of recoveries.

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2012.

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

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99

3.3	Certificate of Amendment of Certificate of Incorporation of Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11

3.4	Amended and Restated By-Laws of the Company.		S-1/A		3.3	10/6/99

4.1	Article V of the Third Amended and Restated Certificate of Incorporation of the Company.		S-1/A		4.1	10/6/99

4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03

4.3	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (“Certificate of Designation of Series C Preferred Stock”).		8-K		4.1	12/27/04

4.4	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company.		10-K	12/31/04	4.13	3/16/05

4.5	Senior Secured Notes Indenture, dated as of February 7, 2012, between Spanish Broadcasting System, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12

10.1*	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein.***		S-4			6/29/94

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.2*	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr.***		S-1/A		10.9	10/26/99

10.3*	Indemnification Agreement with Raúl Alarcón, Jr.***		8-K		99.6	11/2/99

10.4*	Indemnification Agreement with Jason L. Shrinsky.***		8-K		99.9	11/2/99

10.5*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.36	10/6/99

10.6*	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors.		S-1/A		10.37	10/6/99

10.7	Lease Agreement by and between the Company and Irradio Holdings, Ltd.***		10-K	9/24/00	10.50	12/26/00

10.8*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02

10.9*	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.10*	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr.***		10-Q	9/30/02	10.2	11/13/02

10.11*	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr.***		10-K	12/31/03	10.78	3/15/04

10.12*	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García.***		10-Q	3/30/04	10.1	5/10/04

10.13*	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García.***		10-Q	3/30/04	10.2	5/10/04

10.14*	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil.***		10-Q	6/30/04	10.2	8/9/04

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.15	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC.***		8-K		10.1	10/12/04

10.16	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr.***		8-K		10.2	10/12/04

10.17	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation.***		8-K		4.3	12/27/04

10.18*	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky.***		10-Q	3/31/05	10.1	5/10/05

10.19*	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García.***		10-Q	3/31/05	10.2	5/10/05

10.20	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd.***		10-Q	6/30/05	10.2	8/9/05

10.21	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc.***		10-K	12/31/05	10.106	3/16/06

10.22*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan.		10-Q	6/30/06	10.2	8/8/06

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.23	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company.***		8-K		10.1	10/30/06

10.24	Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company.***		8-K		10.2	10/30/06

10.25	Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company.***		8-K		10.3	10/30/06

10.26	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc.***		8-K		10.4	10/30/06

10.27	Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association and SBS Miami Broadcast Center.***		8-K		10.1	1/10/07

10.28	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia.***		8-K		10.2	1/10/07

10.29	Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center.***		8-K		10.3	1/10/07

10.30	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia.***		8-K		10.4	1/10/07

10.31*	Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr.***		10-K	12/31/06	10.116	3/16/07

10.32*	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007.***		10-Q	9/30/07	10.1	11/11/07

10.33*	Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen.***		10-Q	9/30/07	10.2	11/11/07

10.34*	Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García.***		8-K		10.1	8/8/08

10.35*	Stock Option Agreement dated as of June 3, 2010 between the Company and Manuel E. Machado.***		10-Q	6/30/10	10.1	8/13/10

10.36	Asset Purchase Agreement, dated as of May 2, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc.		8-K		10.1	5/6/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.37*	Amendment to Employment Agreement dated April 19, 2011 by and between the Company and Joseph A. Garcia.***		10-Q	6/30/11	10.1	8/12/11

10.38	Amendment to the Asset Purchase Agreement, dated as of July 19, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc.		10-Q	6/30/11	10.3	8/12/11

14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09

21.1	List of Subsidiaries of the Company.	X

23.1	Consent of KPMG LLP.	X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).	X

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.