Form 10-Q
period 2012-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2012-05-15
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2012, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$27,403	71,266
Receivables, net of allowance for doubtful accounts of $835 in 2012 and $844 in 2011	21,311	23,797
Prepaid expenses and other current assets	2,913	4,354

Total current assets	51,627	99,417
Property and equipment, net of accumulated depreciation of $59,221 in 2012 and $57,834 in 2011	40,636	41,743
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $445 in 2012 and $380 in 2011	2,102	2,168
Deferred financing costs, net of accumulated amortization of $538 in 2012 and $7,137 in 2011	16,829	465
Other assets	1,845	1,858

Total assets	$468,900	501,512

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,762	16,783
Accrued interest	5,521	280
Unearned revenue	819	914
Other liabilities	823	795
Current portion of the senior credit facility term loan due 2012	—	36,313
Current portion of other long-term debt	3,013	3,039
Series B cumulative exchangeable redeemable preferred stock dividends payable	24,405	21,923

Total current liabilities	52,343	80,047
Other liabilities, less current portion	502	603
Derivative instruments	825	740
12.5% senior secured notes due 2017, net of unamortized discount	266,917	—
Senior credit facility term loan due 2012, less current portion	—	266,750
Other long-term debt, less current portion	11,185	11,271
Deferred income taxes	85,600	84,368

Total liabilities	417,372	443,779

Commitments and contingencies (note 6)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at March 31, 2012 and December 31, 2011	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	525,260	525,235
Accumulated other comprehensive loss, net	(825)	(740)
Accumulated deficit	(565,260)	(559,115)

Total stockholders’ deficit	(40,821)	(34,616)

Total liabilities and stockholders’ deficit	$468,900	501,512

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive (Loss) Income

	Three-Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Net revenue	$32,094	30,775

Operating expenses:
Engineering and programming	8,404	10,206
Selling, general and administrative	15,006	13,179
Corporate expenses	2,352	1,931
Depreciation and amortization	1,453	1,339

	27,215	26,655
(Gain) loss on the disposal of assets, net	—	(7)
Impairment charges and restructuring costs	56	—

Operating income	4,823	4,127
Other (expense) income:
Interest expense, net	(6,838)	(2,036)
Loss on early extinguishment of debt	(391)	—

(Loss) income before income taxes	(2,406)	2,091

Income tax expense	1,257	1,781

Net (loss) income	(3,663)	310

Dividends on Series B preferred stock	(2,482)	(2,482)

Net loss applicable to common stockholders	$(6,145)	(2,172)

Basic & Diluted net loss per common share	$(0.85)	(0.30)

Weighted average common shares outstanding:
Basic & Diluted	7,267	7,267

Net (loss) income	$(3,663)	310
Other comprehensive (loss) income, net of taxes - unrealized (loss) gain on derivative instrument	(85)	66

Total comprehensive (loss) income	$(3,748)	376

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Three-Months Ended March 31, 2012

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss, net	deficit	deficit
	(In thousands, except share data)
Balance at December 31, 2011	380,000	$4	4,166,991	$—	2,340,353	$—	$525,235	$(740)	$(559,115)	$(34,616)
Stock-based compensation	—	—	—	—	—	—	25	—	—	25
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(2,482)	(2,482)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(3,663)	(3,663)
Other comprehensive loss	—	—	—	—	—	—	—	(85)	—	(85)

Balance at March 31, 2012	380,000	$4	4,166,991	$—	2,340,353	$—	$525,260	$(825)	$(565,260)	$(40,821)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three-Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,663)	310
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on the disposal of assets	—	(7)
Impairment charges and restructuring costs	56	—
Stock-based compensation	25	31
Depreciation and amortization	1,453	1,339
Net barter (income) loss	(103)	127
Provision for trade doubtful accounts	61	172
Loss on early extinguishment of debt	391	—
Amortization of deferred financing costs	645	263
Amortization of orginal issued discount	167	—
Deferred income taxes	1,232	1,741
Unearned revenue	88	335
Changes in operating assets and liabilities:
Trade receivables	2,345	4,406
Prepaid expenses and other current assets	1,408	652
Other assets	13	(76)
Accounts payable and accrued expenses	660	1,657
Accrued interest	5,241	(998)
Other liabilities	(129)	(225)

Net cash provided by operating activities	9,890	9,727

Cash flows from investing activities:
Purchases of property and equipment	(364)	(1,737)
Proceeds from the sale of property and equipment	—	13

Net cash used in investing activities	(364)	(1,724)

Cash flows from financing activities:
Proceeds from 12.5% senior secured notes due 2017	266,750	—
Payment of financing costs	(16,964)	—
Payment of senior secured credit facility term loan 2012	(303,063)	(813)
Payment of Series B preferred stock cash dividends	—	—
Payments of other long-term debt	(112)	(124)

Net cash used in financing activities	(53,389)	(937)

Net (decrease) increase in cash and cash equivalents	(43,863)	7,066
Cash and cash equivalents at beginning of period	71,266	55,140

Cash and cash equivalents at end of period	$27,403	62,206

Supplemental cash flows information:
Interest paid	$775	1,758

Income taxes paid, net	$—	8

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$2,482	2,482

Unrealized (loss) gain on derivative instruments	$(85)	66

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2012 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2012 are not necessarily indicative of the results for a full year.

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

Stock Options Activity

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

A summary of the status of our stock options, as of December 31, 2011 and March 31, 2012, and changes during the three-months ended March 31, 2012, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2011	159	$49.49
Granted	—	—
Exercised	—	—
Forfeited	(15)	91.00

Outstanding at March 31, 2012	144	$45.17	$133	4.9

Exercisable at March 31, 2012	141	$45.75	$133	4.8

During the three-months ended March 31, 2012 and 2011, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012 (in thousands, except per share data):

				Weighted
	Outstanding			Average	Exercisable
			Weighted	Remaining		Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$2.00 – 49.99	79	3	$14.50	6.9	79	$14.37
50.00 – 99.99	48	—	79.19	2.0	48	79.19
100.00 – 117.80	14	—	111.06	2.5	14	111.06

	141	3	$45.17	4.9	141	$45.75

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three- month periods ended March 31, 2012 and 2011 (in thousands):

	Three-Months Ended
	March 31,
	2012	2011
Basic weighted average shares outstanding	7,267	7,267
Effect of dilutive equity instruments	—	—

Dilutive weighted average shares outstanding	7,267	7,267

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	125	167

4. Operating Segments

We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments:

	Three-Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenue:
Radio	$27,778	26,441
Television	4,316	4,334

Consolidated	$32,094	30,775

Engineering and programming expenses:
Radio	$5,307	6,409
Television	3,097	3,797

Consolidated	$8,404	10,206

Selling, general and administrative expenses:
Radio	$12,958	10,836
Television	2,048	2,343

Consolidated	$15,006	13,179

Corporate expenses:	$2,352	1,931

Depreciation and amortization:
Radio	$551	618
Television	780	575
Corporate	122	146

Consolidated	$1,453	1,339

(Gain) loss on the disposal of assets, net:
Radio	$—	(7)
Television	—	—
Corporate	—	—

Consolidated	$—	(7)

Impairment charges and restructuring costs:
Radio	$—	—
Television	—	—
Corporate	56	—

Consolidated	$56	—

Operating income (loss):
Radio	$8,962	8,585
Television	(1,609)	(2,381)
Corporate	(2,530)	(2,077)

Consolidated	$4,823	4,127

Capital expenditures:
Radio	$192	263
Television	165	1,423
Corporate	7	51

Consolidated	$364	1,737

	March 31,	December 31,
	2012	2011
	(In thousands)
Total Assets:
Radio	$390,317	436,806
Television	59,336	60,136
Corporate	19,247	4,570

Consolidated	$468,900	501,512

5. Income Taxes

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

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2008 through 2011. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2007 through 2011.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2012.

6. Litigation

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

7. Fair Value Measurement Disclosures

Fair Value of Financial Instruments

Cash and cash equivalents, receivables, as well as accounts payable and accrued expenses, and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments and are considered Level 1 measurements within the fair value hierarchy. The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2012		December 31, 2011
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.5% senior secured notes due 2017	Level 3	$266.9	273.3		—
Senior credit facility term loan due 2012	Level 3	—	—	303.1	281.3
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	92.3	76.1	92.3	67.2
Promissory notes payable, included in other long-term debt	Level 3	6.1	4.2	6.1	3.1
Promissory notes payable, included in other long-term debt	Level 3	8.0	7.6	8.0	6.6

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Fair value measurements at March 31, 2012
Liabilities
	March 31, 2012	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$825	—	825	—

Fair value measurements at December 31, 2011
Liabilities
	December 31, 2011	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$740	—	740	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended
	March 31,
Interest rate swaps	2012	2011
(Loss) gain recognized in other comprehensive loss (effective portion)	$(85)	66

8. Refinancing of our First Lien Credit Facility due 2012

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the First Lien Credit Facility, and to pay the transaction costs related to the offering. As a result of the repayment and termination of the First Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs of approximately $0.4 million during the quarter ended March 31, 2012.

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

9. Dividend Payments on our 10  3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock

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

On April 4, 2012 and April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2012 and 2011 to the holders of our Series B preferred stock of record as of April 1, 2012 and 2011. The cash dividends of $26.875 per share were paid in cash on April 16, 2012 and April 15, 2011.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements, it was not prudent to declare or pay the dividends scheduled for January 15, 2012, October 15, 2011, July 15, 2011 and January 15, 2011.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarters, a “voting rights triggering event” will have occurred. Following the occurrence, and during the continuation, of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

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

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the three-months ended March 31, 2012 and 2011, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 86% – 87% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the three-months ended March 31, 2012 and 2011, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 13% – 14% of our consolidated net revenues.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three-months ended March 31, 2012 and 2011, local revenue comprised 66% of our gross revenue.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the three-months ended March 31, 2012 and 2011, national revenue comprised 13—17% of our gross revenue. Network sales generally consists of advertising airtime sold to our network sales partner and for the three-months ended March 31, 2012 and 2011, comprised 3% – 5% of our gross revenue.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the three-months ended March 31, 2012 and 2011, these revenues combined comprised approximately 13% – 18% of our gross revenue.

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime.

•

Special events revenue. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations.

•

Interactive revenue. We derive internet revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

•	Syndication revenue. We receive syndication revenue from licensing various MegaTV content internationally.

•	Subscriber revenue. We receive subscriber revenue in the form of a per subscriber based fee, which is paid to us by satellite operators.

•	Other revenue. We receive other ancillary revenue such as rental income.

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

•

Selling, general and administrative expenses. Selling, general and administrative expenses are related to the costs of selling our programming content and administrative costs associated with operating and managing our stations. These expenses include compensation and benefits for employees involved in selling and administrative functions, commissions, rating services, advertising, barter expenses, facilities expenses, special events expenses, professional fees, insurance, allowance for doubtful accounts and other expenses.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2012 and 2011

The following summary table presents financial data for each of our operating segments:

	Three-Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenue:
Radio	$27,778	26,441
Television	4,316	4,334

Consolidated	$32,094	30,775

Engineering and programming expenses:
Radio	$5,307	6,409
Television	3,097	3,797

Consolidated	$8,404	10,206

Selling, general and administrative expenses:
Radio	$12,958	10,836
Television	2,048	2,343

Consolidated	$15,006	13,179

Corporate expenses:	$2,352	1,931

Depreciation and amortization:
Radio	$551	618
Television	780	575
Corporate	122	146

Consolidated	$1,453	1,339

(Gain) loss on the disposal of assets, net:
Radio	$—	(7)
Television	—	—
Corporate	—	—

Consolidated	$—	(7)

Impairment charges and restructuring costs:
Radio	$—	—
Television	—	—
Corporate	56	—

Consolidated	$56	—

Operating income (loss):
Radio	$8,962	8,585
Television	(1,609)	(2,381)
Corporate	(2,530)	(2,077)

Consolidated	$4,823	4,127

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2012 and 2011. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2012	2011
	(In thousands)
Net revenue	$32,094	30,775
Engineering and programming expenses	8,404	10,206
Selling, general and administrative expenses	15,006	13,179
Corporate expenses	2,352	1,931
Depreciation and amortization	1,453	1,339
(Gain) loss on disposal of assets, net of disposal costs	—	(7)
Impairment charges and restructuring costs	56	—

Operating income	$4,823	4,127
Interest expense, net	(6,838)	(2,036)
Loss on early extinguishment of debt	(391)	—
Income tax expense	1,257	1,781

Net (loss) income	$(3,663)	310

Net Revenue

The increase in our consolidated net revenue of $1.3 million, or 4%, was due to the increase in our radio segment. Our radio segment net revenue increased $1.3 million or 5%, primarily due to local sales, special events revenue and barter sales, offset by decreases in national and network sales. The increase in local sales occurred in our New York, Los Angeles and San Francisco markets. The increase in special events revenue occurred mainly in our Puerto Rico and Miami markets. The increase in barter sales occurred throughout most of our markets. The decrease in national and network sales occurred in all of our markets. Our television segment net revenues were flat, primarily as a result of increases in paid-programming, other revenues and barter sales, offset by decreases in local spot sales and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $1.8 million or 18% was due to the decreases in both our radio and television segments. Our radio segment expenses decreased $1.1 million or 17%, primarily due to decreases in legal settlements and music license fees. Our television segment expenses decreased $0.7 million or 18%, mainly due to decreases in originally produced programming and a reduction in broadcasting rights fees. We were able to terminate our programming agreement for our New York outlet in the third quarter of 2011, which eliminated the related broadcasting rights fee.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $1.8 million or 14% was due to the increase in our radio segment expenses. Our radio segment expenses increased $2.1 million or 20%, mainly due to an increase in special events expenses, barter expense, local commissions and compensation and benefits. Our television segment expenses decreased $0.3 million or 13%, primarily due to decreases in professional fees and advertising and promotions.

Corporate Expenses

The increase in corporate expenses of $0.4 million or 22% was primarily a result of an increase in compensation and benefits related to bonuses for the successful 2012 refinancing of our senior credit facility, offset by a decrease in professional fees.

Operating Income

The increase in operating income of $0.7 million or 17% was mainly due to the increase in net revenue.

Interest Expense, Net

The increase in interest expense of $4.8 million or 236% was due to the increase in our interest rate and amortization of deferred financing costs related to our new 12.5% senior secured notes due 2017. On February 7, 2012, we issued $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility, and to pay the transaction costs related to this offering. Our new senior secured notes have an effective interest rate of approximately 13.3%, including the original issue discount. We also incurred approximately $17.4 million in transaction costs, which will be amortized over the life of our new senior secured notes and recorded as interest expense.

Loss on Early Extinguishment of Debt

The loss on the early extinguishment of debt was due to the write-off of unamortized deferred financing costs related to the repayment and termination of the senior credit facility, on February 7, 2012.

Income Taxes

The decrease in income tax expense was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.

Net (Loss) Income

The decrease in net income was primarily due to the increase in interest expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and cash expected to be provided by operations. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flow from operations is subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificate of designations governing our Series B preferred stock and by the terms of the indenture governing the Notes. Additionally, our certificate of designations and the indenture governing the Notes place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, transactions with affiliates, and consolidations and mergers, among other things.

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

We evaluate strategic media acquisitions and/or dispositions and strive to expand our media content through distribution and affiliations in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We engage in discussions regarding potential acquisitions and/or dispositions and expansion of our content through media outlets from time to time in the ordinary course of business. We anticipate that any future acquisitions would be financed through funds generated from permitted debt financing, equity financing, operations, asset sales or a combination of these or other available sources. However, there can be no assurance that financing from any of these sources, if necessary and available, can be obtained on favorable terms.

Refinancing of Company’s debt

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the First Lien Credit Facility, and to pay the transaction costs related to the offering. As a result of the repayment and termination of the First Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs of approximately $0.4 million during the quarter ended March 31, 2012.

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

Following the occurrence, and during the continuation, of a “voting rights triggering event,” holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2012 and 2011, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended March 31,		Change
	2012	2011	$
	(In thousands)
Capital expenditures:
Radio	$192	263	(71)
Television	165	1,423	(1,258)
Corporate	7	51	(44)

Consolidated	$364	1,737	(1,373)

Net cash flows provided by operating activities	$9,890	9,727	163
Net cash flows used in investing activities	(364)	(1,724)	1,360
Net cash flows used in financing activities	(53,389)	(937)	(52,452)

Net increase (decrease) in cash and cash equivalents	$(43,863)	7,066

Capital Expenditures

The decrease in our capital expenditures is primarily related to the absence in 2012 of the 2011 build out of our Puerto Rico television studios.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of the decrease in cash paid to venders, including interest, offset by a decrease in cash collected from trade sales.

Net Cash Flows Used in Investing Activities

Changes in our net cash flows from investing activities were a result of the decrease in our capital expenditures. The decrease in our capital expenditures is primarily related to the absence in 2012 of the 2011 build out of our Puerto Rico television studios.

Net Cash Flows Used in Financing Activities

Changes in our net cash flows from financing activities were a result of the 2012 refinancing. On February 7, 2012, we issued $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility, and to pay the transaction costs related to this offering.

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

On April 4, 2012 and April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2012 and 2011 to the holders of our Series B preferred stock of record as of April 1, 2012 and 2011. The cash dividends of $26.875 per share were paid in cash on April 16, 2012 and April 15, 2011.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 6 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 6.	Exhibits

(a) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
4.1	Senior Secured Notes Indenture, dated as of February 7, 2012, between Spanish Broadcasting System, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 13, 2012).

31.1*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

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

Date: May 15, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Senior Secured Notes Indenture, dated as of February 7, 2012, between Spanish Broadcasting System, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 13, 2012).

31.1*	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith