Form 10-Q
period 2012-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2012-08-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-27823

Spanish Broadcasting System, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3827791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7007 NW 77th Ave.

Miami, Florida 33166

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

As of August 9, 2012, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$22,528	71,266
Receivables, net of allowance for doubtful accounts of $829 in 2012 and $844 in 2011	25,285	23,797
Prepaid expenses and other current assets	3,334	4,354

Total current assets	51,147	99,417
Property and equipment, net of accumulated depreciation of $59,879 in 2012 and $57,834 in 2011	39,689	41,743
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $511 in 2012 and $380 in 2011	2,037	2,168
Deferred financing costs, net of accumulated amortization of $1,358 in 2012 and $7,137 in 2011	16,163	465
Other assets	1,844	1,858

Total assets	$466,741	501,512

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$15,685	16,783
Accrued interest	7,646	280
Unearned revenue	779	914
Other liabilities	678	795
Current portion of the senior credit facility term loan due 2012	—	36,313
Current portion of other long-term debt	3,007	3,039
Series B cumulative exchangeable redeemable preferred stock dividends payable	24,405	21,923

Total current liabilities	52,200	80,047
Other liabilities, less current portion	834	603
Derivative instruments	857	740
12.5% senior secured notes due 2017, net of unamortized discount	267,204	—
Senior credit facility term loan due 2012, less current portion	—	266,750
Other long-term debt, less current portion	11,100	11,271
Deferred income taxes	85,830	84,368

Total liabilities	418,025	443,779

Commitments and contingencies (note 6)
Cumulative exchangeable redeemable preferred stock: 10¾% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at June 30, 2012 and December 31, 2011	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	525,263	525,235
Accumulated other comprehensive loss, net	(857)	(740)
Accumulated deficit	(568,043)	(559,115)

Total stockholders’ deficit	(43,633)	(34,616)

Total liabilities and stockholders’ deficit	$466,741	501,512

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive (Loss) Income

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net revenue	$34,611	35,627	66,705	66,402
Operating expenses:
Engineering and programming	7,615	9,569	16,019	19,775
Selling, general and administrative	13,894	10,957	28,900	24,136
Corporate expenses	1,636	2,012	3,988	3,943
Depreciation and amortization	1,304	1,257	2,757	2,596

	24,449	23,795	51,664	50,450
(Gain) loss on the disposal of assets, net	(5)	(2)	(5)	(9)
Impairment charges and restructuring costs	368	207	424	207

Operating income	9,799	11,627	14,622	15,754
Other (expense) income:
Interest expense, net	(9,844)	(2,024)	(16,682)	(4,060)
Loss on early extinguishment of debt	—	—	(391)	—

(Loss) income before income taxes	(45)	9,603	(2,451)	11,694
Income tax expense	256	1,159	1,513	2,940

Net (loss) income	(301)	8,444	(3,964)	8,754
Dividends on Series B preferred stock	(2,482)	(2,482)	(4,964)	(4,964)

Net (loss) income applicable to common stockholders	$(2,783)	5,962	(8,928)	3,790

Basic net (loss) income per common share	$(0.38)	0.82	(1.23)	0.52

Diluted net (loss) income per common share	$(0.38)	0.82	(1.23)	0.52

Weighted average common shares outstanding:
Basic	7,267	7,267	7,267	7,267

Diluted	7,267	7,280	7,267	7,283

Net (loss) income	$(301)	8,444	(3,964)	8,754
Other comprehensive (loss) income, net of taxes—unrealized (loss) gain on derivative instrument	(32)	(50)	(117)	16

Total comprehensive (loss) income	$(333)	8,394	(4,081)	8,770

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Six-Months Ended June 30, 2012

	Class C preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss, net		Total stockholders’ deficit
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value			Accumulated deficit
	(In thousands, except share data)
Balance at December 31, 2011	380,000	$4	4,166,991	$—	2,340,353	$—	$525,235	$(740)	$(559,115)	$(34,616)
Stock-based compensation	—	—	—	—	—	—	28	—	—	28
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(4,964)	(4,964)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(3,964)	(3,964)
Other comprehensive loss	—	—	—	—	—	—	—	(117)	—	(117)

Balance at June 30, 2012	380,000	$4	4,166,991	$—	2,340,353	$—	$525,263	$(857)	$(568,043)	$(43,633)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six-Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,964)	8,754
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on the disposal of assets	(5)	(9)
Impairment charges and restructuring costs	338	207
Stock-based compensation	28	45
Depreciation and amortization	2,757	2,596
Net barter loss (income)	55	107
Provision for trade doubtful accounts	251	391
Loss on early extinguishment of debt	391	—
Amortization of deferred financing costs	1,465	526
Amortization of original issued discount	454	—
Deferred income taxes	1,462	2,889
Unearned revenue	104	382
Changes in operating assets and liabilities:
Trade receivables	(2,033)	1,871
Prepaid expenses and other current assets	987	916
Other assets	14	(1,544)
Accounts payable and accrued expenses	(1,066)	1,809
Accrued interest	7,366	(2,002)
Other liabilities	(105)	(560)

Net cash provided by operating activities	8,499	16,378

Cash flows from investing activities:
Purchases of property and equipment	(734)	(2,207)
Proceeds from the sale of property and equipment	5	15

Net cash used in investing activities	(729)	(2,192)

Cash flows from financing activities:
Proceeds from 12.5% senior secured notes due 2017	266,750	—
Payment of financing costs	(17,510)	(1,625)
Payment of senior secured credit facility term loan 2012	(303,063)	—
Payment of Series B preferred stock cash dividends	(2,482)	(2,483)
Payments of other long-term debt	(203)	(234)

Net cash used in financing activities	(56,508)	(4,342)

Net (decrease) increase in cash and cash equivalents	(48,738)	9,844
Cash and cash equivalents at beginning of period	71,266	55,140

Cash and cash equivalents at end of period	$22,528	64,984

Supplemental cash flows information:
Interest paid	$7,369	3,515

Income taxes paid, net	$23	8

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$2,482	2,482

Unrealized (loss) gain on derivative instruments	$(117)	16

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three- and six-month periods ended June 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2012 through the financial statements issuance date. The results of operations for the six-months ended June 30, 2012 are not necessarily indicative of the results for a full year.

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

During the fiscal second quarter of 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We will implement the provisions of ASU 2012-02 as of January 1, 2013. The adoption of this standard is not expected to have a material impact on the company’s results of operations, cash flows or financial position.

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

A summary of the status of our stock options, as of December 31, 2011 and June 30, 2012, and changes during the six-months ended June 30, 2012, is presented below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	159	$49.49
Granted	—	—
Exercised	—	—
Forfeited	(17)	89.56

Outstanding at June 30, 2012	142	$44.78	$51	4.7
Exercisable at June 30, 2012	140	$45.16	$51	4.7

During the six-months ended June 30, 2012 and 2011, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012 (in thousands, except per share data):

	Outstanding			Weighted Average Remaining Contractual Life (Years)	Exercisable
Range of Exercise Prices	Vested Options	Unvested Options	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$2.00 – 49.99	80	2	$14.50	6.7	80	$14.41
50.00 – 99.99	47	—	79.26	1.8	47	79.26
100.00 – 117.80	13	—	111.06	2.2	13	111.06

	140	2	$44.78	4.7	140	$45.16

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	13	—	16

Dilutive weighted average shares outstanding	7,267	7,280	7,267	7,283

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	125	156	124	146

4. Operating Segments

We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net revenue:
Radio	$30,288	31,222	58,066	57,663
Television	4,323	4,405	8,639	8,739

Consolidated	$34,611	35,627	66,705	66,402

Engineering and programming expenses:
Radio	$4,422	5,279	9,729	11,688
Television	3,193	4,290	6,290	8,087

Consolidated	$7,615	9,569	16,019	19,775

Selling, general and administrative expenses:
Radio	$11,572	8,936	24,530	19,772
Television	2,322	2,021	4,370	4,364

Consolidated	$13,894	10,957	28,900	24,136

Corporate expenses:	$1,636	2,012	3,988	3,943
Depreciation and amortization:
Radio	$526	545	1,077	1,163
Television	666	575	1,446	1,150
Corporate	112	137	234	283

Consolidated	$1,304	1,257	2,757	2,596

(Gain) loss on the disposal of assets, net:
Radio	$(5)	(2)	(5)	(9)
Television	—	—	—	—
Corporate	—	—	—	—

Consolidated	$(5)	(2)	(5)	(9)

Impairment charges and restructuring costs:
Radio	$71	—	71	—
Television	11	—	11	—
Corporate	286	207	342	207

Consolidated	$368	207	424	207

Operating income (loss):
Radio	$13,702	16,464	22,664	25,049
Television	(1,869)	(2,481)	(3,478)	(4,862)
Corporate	(2,034)	(2,356)	(4,564)	(4,433)

Consolidated	$9,799	11,627	14,622	15,754

Capital expenditures:
Radio	$75	190	267	453
Television	191	211	356	1,634
Corporate	104	69	111	120

Consolidated	$370	470	734	2,207

	June 30, 2012	December 31, 2011
	(In thousands)
Total Assets:
Radio	$389,264	436,806
Television	59,212	60,136
Corporate	18,265	4,570

Consolidated	$466,741	501,512

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2012.

6. Commitments and Contingencies

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

The estimated fair values of our financial instruments are as follows (in millions):

		June 30, 2012		December 31, 2011
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.5% senior secured notes due 2017	Level 3	$267.2	279.9	—	—
Senior credit facility term loan due 2012	Level 3	—	—	303.1	281.3
10 3/ 4% Series B cumulative exchangeable redeemable preferred stock	Level 3	92.3	78.3	92.3	67.2
Promissory note payable, included in other long-term debt	Level 3	6.0	4.2	6.1	3.1
Promissory note payable, included in other long-term debt	Level 3	8.0	7.9	8.0	6.6

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at June 30, 2012
		Liabilities
Description	June 30, 2012 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$857	—	857	—

		Fair value measurements at December 31, 2011
		Liabilities
Description	December 31, 2011 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$740	—	740	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended June 30,		Six-Months Ended June 30,
Interest rate swaps	2012	2011	2012	2011
(Loss) gain recognized in other comprehensive loss (effective portion)	$(32)	(50)	(117)	16

8. Refinancing of our First Lien Credit Facility due 2012

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the First Lien Credit Facility, and to pay the transaction costs related to the offering. As a result of the repayment and termination of the First Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs of approximately $0.4 million during the six-months ended June 30, 2012.

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

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements, it was not prudent to declare or pay the dividends scheduled for July 15, 2012, January 15, 2012, October 15, 2011, July 15, 2011 and January 15, 2011.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarters, a “voting rights triggering event” will have occurred. Following the occurrence, and during the continuation, of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

10. New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We will implement the provisions of ASU 2012-02 as of January 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We own and/or operate 21 radio stations in markets that reach approximately 41% of the Hispanic population in the United States, including Puerto Rico. In addition, we broadcast via our owned and operated television stations in South Florida and Houston and through distribution agreements, including nationally on a subscriber basis, which allow us to serve television markets representing over 15% of U.S. Hispanics. We operate two reportable segments: radio and television.

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the six-months ended June 30, 2012 and 2011, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 87% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the six-months ended June 30, 2012 and 2011, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 13% of our consolidated net revenues.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the six-months ended June 30, 2012 and 2011, local revenue comprised 68% of our gross revenue.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the six-months ended June 30, 2012 and 2011, national revenue comprised 15—18% of our gross revenue. Network sales generally consists of advertising airtime sold to our network sales partner and for the six-months ended June 30, 2012 and 2011, comprised 3%—5% of our gross revenue.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the six-months ended June 30, 2012 and 2011, these revenues combined comprised approximately 9%—14% of our gross revenue.

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

•	Syndication revenue. We receive syndication revenue from licensing various MegaTV content internationally.

•	Subscriber revenue. We receive subscriber revenue in the form of a per subscriber based fee, which is paid to us by satellite operators.

•	Other revenue. We receive other ancillary revenue such as rental income from renting available tower space or sub-channels.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2012 and 2011

The following summary table presents financial data for each of our operating segments:

	Three-Months Ended June 30,
	2012	2011
	(In thousands)
Net revenue:
Radio	$30,288	31,222
Television	4,323	4,405

Consolidated	$34,611	35,627

Engineering and programming expenses:
Radio	$4,422	5,279
Television	3,193	4,290

Consolidated	$7,615	9,569

Selling, general and administrative expenses:
Radio	$11,572	8,936
Television	2,322	2,021

Consolidated	$13,894	10,957

Corporate expenses:	$1,636	2,012
Depreciation and amortization:
Radio	$526	545
Television	666	575
Corporate	112	137

Consolidated	$1,304	1,257

(Gain) loss on the disposal of assets, net:
Radio	$(5)	(2)
Television	—	—
Corporate	—	—

Consolidated	$(5)	(2)

Impairment charges and restructuring costs:
Radio	$71	—
Television	11	—
Corporate	286	207

Consolidated	$368	207

Operating income (loss):
Radio	$13,702	16,464
Television	(1,869)	(2,481)
Corporate	(2,034)	(2,356)

Consolidated	$9,799	11,627

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2012 and 2011. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended June 30,
	2012	2011
	(In thousands)
Net revenue	$34,611	35,627
Engineering and programming expenses	7,615	9,569
Selling, general and administrative expenses	13,894	10,957
Corporate expenses	1,636	2,012
Depreciation and amortization	1,304	1,257
(Gain) loss on disposal of assets, net of disposal costs	(5)	(2)
Impairment charges and restructuring costs	368	207

Operating income	$9,799	11,627
Interest expense, net	(9,844)	(2,024)
Income tax expense	256	1,159

Net (loss) income	$(301)	8,444

Net Revenue

The decrease in our consolidated net revenue of $1.0 million, or 3%, was due to the decrease in our radio segment. Our radio segment net revenue decreased $0.9 million or 3%, primarily due to national and network sales, offset by increases in barter, interactive and local sales. The decrease in national and network sales occurred throughout most of our markets. The increase in barter and interactive sales occurred throughout most of our markets. The increase in local sales occurred in our New York and Los Angeles markets. Our television segment net revenues decreased $0.1 million or 2%, primarily as a result of decreases in national and local spot sales and integrated sales, offset by increases in paid-programming, sub-channel rental revenue, barter and interactive sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $2.0 million or 20% was due to the decreases in both our radio and television segments. Our radio segment expenses decreased $0.9 million or 16%, primarily due to a decrease in music license fees. Our television segment expenses decreased $1.1 million or 26%, mainly due to a decrease in originally produced programming costs and a reduction in broadcasting rights fees related to our former New York and Puerto Rico outlets.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $2.9 million or 27% was due to the increase in both our radio and television segments. Our radio segment expenses increased $2.6 million or 29%, mainly due to increases in local and national commissions, advertising, barter expense, and compensation and benefits. Our television segment expenses increased $0.3 million or 15%, primarily due to increases in professional fees and the provision for doubtful accounts.

Corporate Expenses

The decrease in corporate expenses of $0.4 million or 19% was primarily a result of a decrease in professional fees.

Impairment Charges and Restructuring Costs

The impairment charges and restructuring costs were primarily related to an impairment charge recognized on the sub-lease of leased corporate office space.

Operating Income

The decrease in operating income of $1.8 million or 16% was mainly due to the decrease in net revenue and the increase in operating expenses.

Interest Expense, Net

The increase in interest expense of $7.8 million was due to the increase in our interest rate and amortization of deferred financing costs related to our new 12.5% senior secured notes due 2017. On February 7, 2012, we issued $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility, and to pay the transaction costs related to this offering. Our new senior secured notes have an effective interest rate of approximately 13.3%, including the original issue discount. We also incurred approximately $17.5 million in transaction costs, which is being amortized over the life of our new senior secured notes and recorded as interest expense.

Income Taxes

The decrease in income tax expense of $0.9 million was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.

Net (Loss) Income

The decrease in net income was primarily due to the increase in interest expense and decrease of operating income.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2012 and 2011

The following summary table presents financial data for each of our operating segments:

	Six-Months Ended June 30,
	2012	2011
	(In thousands)
Net revenue:
Radio	$58,066	57,663
Television	8,639	8,739

Consolidated	$66,705	66,402

Engineering and programming expenses:
Radio	$9,729	11,688
Television	6,290	8,087

Consolidated	$16,019	19,775

Selling, general and administrative expenses:
Radio	$24,530	19,772
Television	4,370	4,364

Consolidated	$28,900	24,136

Corporate expenses:	$3,988	3,943
Depreciation and amortization:
Radio	$1,077	1,163
Television	1,446	1,150
Corporate	234	283

Consolidated	$2,757	2,596

(Gain) loss on the disposal of assets, net:
Radio	$(5)	(9)
Television	—	—
Corporate	—	—

Consolidated	$(5)	(9)

Impairment charges and restructuring costs:
Radio	$71	—
Television	11	—
Corporate	342	207

Consolidated	$424	207

Operating income (loss):
Radio	$22,664	25,049
Television	(3,478)	(4,862)
Corporate	(4,564)	(4,433)

Consolidated	$14,622	15,754

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2012 and 2011. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended June 30,
	2012	2011
	(In thousands)
Net revenue	$66,705	66,402
Engineering and programming expenses	16,019	19,775
Selling, general and administrative expenses	28,900	24,136
Corporate expenses	3,988	3,943
Depreciation and amortization	2,757	2,596
(Gain) loss on disposal of assets, net of disposal costs	(5)	(9)
Impairment charges and restructuring costs	424	207

Operating income	$14,622	15,754
Interest expense, net	(16,682)	(4,060)
Loss on early extinguishment of debt	(391)	—
Income tax expense	1,513	2,940

Net (loss) income	$(3,964)	8,754

Net Revenue

The increase in our consolidated net revenue of $0.3 million was due to the increase in our radio segment. Our radio segment net revenue increased $0.4 million or 1%, primarily due to local, interactive, barter and special events revenue, offset by decreases in national and network sales. The increase in local sales occurred in our New York and Los Angeles markets. The increase in interactive and barter sales occurred throughout most of our markets. The increase in special events revenue occurred mainly in our Puerto Rico and Miami markets. The decrease in national and network sales occurred in all of our markets. Our television segment net revenues decreased $0.1 million or 1%, primarily as a result of decreases in national and local spot sales and integrated sales, offset by increases in paid-programming, sub-channel rental revenue, barter and interactive sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $3.8 million or 19% was due to the decreases in both our radio and television segments. Our radio segment expenses decreased $2.0 million or 17%, primarily due to decreases in legal settlements and music license fees. Our television segment expenses decreased $1.8 million or 22%, mainly due to a decrease in originally produced programming costs and a reduction in broadcasting rights fees related to our former New York and Puerto Rico outlets.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $4.8 million or 20% was due to the increase in our radio segment expenses. Our radio segment expenses increased $4.8 million or 24%, mainly due to increases in local and national commissions, barter expense, special events expenses, and compensation and benefits. Our television segment expenses were flat.

Corporate Expenses

The increase in corporate expenses of $0.1 million or 1% was primarily a result of an increase in compensation and benefits related to bonuses for the successful 2012 debt refinancing, offset by a decrease in professional fees.

Impairment Charges and Restructuring Costs

The impairment charges and restructuring costs were primarily related to an impairment charge recognized on the sub-lease of leased corporate office space.

Operating Income

The decrease in operating income of $1.1 million or 7% was mainly due to the increase in operating expenses.

Interest Expense, Net

The increase in interest expense of $12.6 million was due to the increase in our interest rate and amortization of deferred financing costs related to our new 12.5% senior secured notes due 2017. On February 7, 2012, we issued $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility, and to pay the transaction costs related to this offering. Our new senior secured notes have an effective interest rate of approximately 13.3%, including the original issue discount. We also incurred approximately $17.5 million in transaction costs, which is being amortized over the life of our new senior secured notes and recorded as interest expense.

Loss on Early Extinguishment of Debt

The loss on the early extinguishment of debt was due to the write-off of unamortized deferred financing costs related to the repayment and termination of the senior credit facility, on February 7, 2012.

Income Taxes

The decrease in income tax expense of $1.4 million was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.

Net (Loss) Income

The decrease in net income was primarily due to the increase in interest expense and decrease of operating income.

Liquidity and Capital Resources

Our primary sources of liquidity are our current cash and cash equivalents and the cash expected to be provided by operations. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flow from operations is subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the certificate of designations governing our Series B preferred stock and by the terms of the indenture governing the Notes. Additionally, our certificate of designations and the indenture governing the Notes place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, transactions with affiliates, and consolidations and mergers, among other things.

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

Refinancing of Company’s debt

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the First Lien Credit Facility, and to pay the transaction costs related to the offering. As a result of the repayment and termination of the First Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs of approximately $0.4 million during the six-months ended June 30, 2012.

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

Following the occurrence, and during the continuation, of a “voting rights triggering event,” holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2012 and 2011, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended June 30,		Change
	2012	2011	$
	(In thousands)
Capital expenditures:
Radio	$267	453	(186)
Television	356	1,634	(1,278)
Corporate	111	120	(9)

Consolidated	$734	2,207	(1,473)

Net cash flows provided by operating activities	$8,499	16,378	(7,879)
Net cash flows used in investing activities	(729)	(2,192)	1,463
Net cash flows used in financing activities	(56,508)	(4,342)	(52,166)

Net increase (decrease) in cash and cash equivalents	$(48,738)	9,844

Capital Expenditures

The decrease in our capital expenditures is primarily related to the absence in 2012 of the 2011 build out of our Puerto Rico television studios.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of the increase in cash paid to vendors, including interest, offset by a decrease in cash collected from trade sales.

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

In determining whether to declare and pay any prior or future cash dividends, our Board of Directors considers management’s recommendation, our financial condition, as well as whether funds are legally available to make such payments and whether the dividend would otherwise be permitted under the Delaware General Corporate Law.

On April 4, 2012 and April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2012 and 2011 to the holders of our Series B preferred stock of record as of April 1, 2012 and 2011. The cash dividends of $26.875 per share were paid in cash on April 16, 2012 and April 15, 2011.

Our Board of Directors, under management’s recommendation, had previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements, it was not prudent to declare or pay the dividends scheduled for July 15, 2012, January 15, 2012, October 15, 2011, July 15, 2011 and January 15, 2011.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarters, a “voting rights triggering event” will have occurred. Following the occurrence, and during the continuation, of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors of our Annual Report on Form 10-K filed on March 30, 2012 for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

Date: August 14, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith