Form 10-Q
period 2012-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2012-11-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements—Unaudited	4

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4
Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three- and Nine-Months Ended September 30, 2012 and 2011	5
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Nine-Months Ended September 30, 2012	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2012 and 2011	7
Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 4. Controls and Procedures	27

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27

ITEM 6. Exhibits	29

Signature	30

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$30,295	71,266
Receivables, net of allowance for doubtful accounts of $1,233 in 2012 and $844 in 2011	26,896	23,797
Prepaid expenses and other current assets	2,444	4,354

Total current assets	59,635	99,417
Property and equipment, net of accumulated depreciation of $61,094 in 2012 and $57,834 in 2011	39,128	41,743
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $576 in 2012 and $380 in 2011	1,971	2,168
Deferred financing costs, net of accumulated amortization of $2,185 in 2012 and $7,137 in 2011	15,364	465
Other assets	1,873	1,858

Total assets	$473,832	501,512

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,763	16,783
Accrued interest	15,853	280
Unearned revenue	617	914
Other liabilities	789	795
Current portion of the senior credit facility term loan due 2012	—	36,313
Current portion of other long-term debt	3,008	3,039
Series B cumulative exchangeable redeemable preferred stock dividends payable	26,887	21,923

Total current liabilities	63,917	80,047
Other liabilities, less current portion	862	603
Derivative instruments	838	740
12.5% senior secured notes due 2017, net of unamortized discount	267,500	—
Senior credit facility term loan due 2012, less current portion	—	266,750
Other long-term debt, less current portion	8,348	11,271
Deferred income taxes	86,053	84,368

Total liabilities	427,518	443,779

Commitments and contingencies (note 6)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at September 30, 2012 and December 31, 2011	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	525,269	525,235
Accumulated other comprehensive loss	(838)	(740)
Accumulated deficit	(570,470)	(559,115)

Total stockholders’ deficit	(46,035)	(34,616)

Total liabilities and stockholders’ deficit	$473,832	501,512

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net revenue	$35,881	36,412	102,586	102,814
Operating expenses:
Engineering and programming	8,184	8,733	24,203	28,508
Selling, general and administrative	14,389	12,562	43,289	36,698
Corporate expenses	1,564	1,647	5,552	5,590
Depreciation and amortization	1,365	1,414	4,122	4,010

	25,502	24,356	77,166	74,806
(Gain) loss on the disposal of assets, net	(3)	(8)	(8)	(17)
Impairment charges and restructuring costs	148	—	572	207

Operating income	10,234	12,064	24,856	27,818
Other (expense) income:
Interest expense, net	(9,931)	(2,054)	(26,613)	(6,114)
Loss on early extinguishment of debt	—	—	(391)	—

Income (loss) before income taxes	303	10,010	(2,148)	21,704
Income tax expense	248	1,220	1,761	4,160

Net income (loss)	55	8,790	(3,909)	17,544
Dividends on Series B preferred stock	(2,482)	(2,482)	(7,446)	(7,446)

Net (loss) income applicable to common stockholders	$(2,427)	6,308	(11,355)	10,098

Basic net (loss) income per common share	$(0.33)	0.87	(1.56)	1.39

Diluted net (loss) income per common share	$(0.33)	0.87	(1.56)	1.39

Weighted average common shares outstanding:
Basic	7,267	7,267	7,267	7,267

Diluted	7,267	7,272	7,267	7,279

Net income (loss)	$55	8,790	(3,909)	17,544
Other comprehensive (loss) income, net of taxes- unrealized gain (loss) on derivative instrument	19	38	(98)	54

Total comprehensive (loss) income	$74	8,828	(4,007)	17,598

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Nine-Months Ended September 30, 2012

	Class C		Class A		Class B			Accumulated
	preferred stock		common stock		common stock		Additional	other		Total
	Number of	Par	Number of	Par	Number of	Par	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	shares	value	shares	value	capital	loss, net	deficit	deficit
	(In thousands, except share data)
Balance at December 31, 2011	380,000	$4	4,166,991	$—	2,340,353	$—	$525,235	$(740)	$(559,115)	$(34,616)
Stock-based compensation	—	—	—	—	—	—	34	—	—	34
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,446)	(7,446)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(3,909)	(3,909)
Other comprehensive loss	—	—	—	—	—	—	—	(98)	—	(98)

Balance at September 30, 2012	380,000	$4	4,166,991	$—	2,340,353	$—	$525,269	$(838)	$(570,470)	$(46,035)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,909)	17,544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on the disposal of assets	(8)	(17)
Impairment charges	509	207
Stock-based compensation	34	26
Depreciation and amortization	4,122	4,010
Net barter (income) loss	(184)	(264)
Provision for trade doubtful accounts	701	811
Loss on early extinguishment of debt	391	—
Amortization of deferred financing costs	2,292	788
Amortization of original issued discount	750	—
Deferred income taxes	1,685	4,084
Unearned revenue	138	520
Changes in operating assets and liabilities:
Trade receivables	(4,107)	336
Prepaid expenses and other current assets	1,877	(410)
Other assets	(15)	222
Accounts payable and accrued expenses	15	(207)
Accrued interest	15,573	(2,919)
Other liabilities	(137)	(681)

Net cash provided by operating activities	19,727	24,050

Cash flows from investing activities:
Purchases of property and equipment	(1,408)	(2,505)
Proceeds from the sale of property and equipment	8	31
Acquisition of a television station and related equipment	—	(8,000)

Net cash used in investing activities	(1,400)	(10,474)

Cash flows from financing activities:
Proceeds from 12.5% senior secured notes due 2017	266,750	—
Payment of financing costs	(17,549)	—
Payment of senior secured credit facility term loan 2012	(303,063)	(2,438)
Payment of Series B preferred stock cash dividends	(2,482)	(2,483)
Payments of other long-term debt	(2,954)	(343)

Net cash used in financing activities	(59,298)	(5,264)

Net (decrease) increase in cash and cash equivalents	(40,971)	8,312
Cash and cash equivalents at beginning of period	71,266	55,140

Cash and cash equivalents at end of period	$30,295	63,452

Supplemental cash flows information:
Interest paid	$7,951	8,218

Income taxes paid, net	$23	8

Noncash investing and financing activities:
Three-year promissory note issued for the acquisition of a television station and related equipment	$—	8,000

Accrual of Series B preferred stock cash dividends not declared	$4,964	4,963

Unrealized (loss) gain on derivative instruments	$(98)	54

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three- and nine-month periods ended September 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2011, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2012 through the financial statements issuance date. The results of operations for the nine-months ended September 30, 2012 are not necessarily indicative of the results for a full year.

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

2. Stockholders’ Deficit

(a) Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS, pursuant to which SBS acquired the FCC license of Infinity SF (the “CBS Radio Merger”), we issued to CBS Radio an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”). Each share of Series C preferred stock is convertible at the option of the holder into two fully paid and non-assessable shares of the Class A common stock. The shares of Series C preferred stock issued at the closing of the CBS Radio Merger are convertible into 760,000 shares of Class A common stock, subject to certain adjustments. The number of Class A common stock shares reflects a 1-for-10 reverse stock split effectuated by the Company on July 11, 2011. In connection with the CBS Radio Merger, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC, providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

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

A summary of the status of our stock options, as of December 31, 2011 and September 30, 2012, and changes during the nine-months ended September 30, 2012, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2011	159	$49.49
Granted	—	—
Exercised	—	—
Forfeited	(17)	89.08

Outstanding at September 30, 2012	142	$44.68	$35	4.5
Exercisable at September 30, 2012	140	$45.06	$35	4.4

During the nine-months ended September 30, 2012 and 2011, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012 (in thousands, except per share data):

				Weighted Average Remaining
	Outstanding				Exercisable
			Weighted			Weighted
			Average	Contractual		Average
		Unvested	Exercise	Life	Number	Exercise
Range of Exercise Prices	Vested Options	Options	Price	(Years)	Exercisable	Price
$2.00 – 49.99	80	2	$14.50	6.4	80	$14.41
50.00 – 99.99	46	—	79.33	1.6	46	79.33
100.00 – 117.80	14	—	111.06	2.0	14	111.06

	140	2	$44.68	4.5	140	$45.06

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	5	—	12

Dilutive weighted average shares outstanding	7,267	7,272	7,267	7,279

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	134	176	135	164

4. Operating Segments

We have two reportable segments: radio and television. The following summary table presents separate financial data for each of our operating segments:

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net revenue:
Radio	$31,192	31,970	89,258	89,633
Television	4,689	4,442	13,328	13,181

Consolidated	$35,881	36,412	102,586	102,814

Engineering and programming expenses:
Radio	$5,470	5,322	15,199	17,010
Television	2,714	3,411	9,004	11,498

Consolidated	$8,184	8,733	24,203	28,508

Selling, general and administrative expenses:
Radio	$12,543	10,492	37,073	30,264
Television	1,846	2,070	6,216	6,434

Consolidated	$14,389	12,562	43,289	36,698

Corporate expenses:	$1,564	1,647	5,552	5,590

Depreciation and amortization:
Radio	$495	547	1,572	1,710
Television	776	739	2,222	1,889
Corporate	94	128	328	411

Consolidated	$1,365	1,414	4,122	4,010

(Gain) loss on the disposal of assets, net:
Radio	$(3)	—	(8)	(9)
Television	—	—	—	—
Corporate	—	(8)	—	(8)

Consolidated	$(3)	(8)	(8)	(17)

Impairment charges and restructuring costs:
Radio	$(23)	—	48	—
Television	—	—	11	—
Corporate	171	—	513	207

Consolidated	$148	—	572	207

Operating income (loss):
Radio	$12,710	15,609	35,374	40,658
Television	(647)	(1,778)	(4,125)	(6,640)
Corporate	(1,829)	(1,767)	(6,393)	(6,200)

Consolidated	$10,234	12,064	24,856	27,818

Capital expenditures:
Radio	$75	267	342	720
Television	557	24	913	1,658
Corporate	42	6	153	126

Consolidated	$674	297	1,408	2,504

	September 30, 2012	December 31, 2011
	(In thousands)
Total Assets:
Radio	$396,980	436,806
Television	59,523	60,136
Corporate	17,329	4,570

Consolidated	$473,832	501,512

5. Income Taxes

We have determined that due to a variety of reasons, we are currently unable to estimate our annual effective tax rate during our interim periods, which would be applied to our pre-tax ordinary income. We are calculating our effective income tax rate using a year-to-date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily due to the reversal of our deferred tax liabilities related to the tax amortization of our FCC broadcasting licenses and the establishment of a valuation allowance on substantially all of our deferred tax assets.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2008 through 2011. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2007 through 2011.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2012.

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

The estimated fair values of our financial instruments are as follows (in millions):

		September 30, 2012		December 31, 2011
Description	Fair Value	Carrying	Fair Value	Carrying Amount	Fair Value
	Hierarchy	Amount
12.5% senior secured notes due 2017	Level 2	$267.5	288.2	—	—
Senior credit facility term loan due 2012	Level 3	—	—	303.1	281.3
10 3/ 4% Series B cumulative exchangeable redeemable preferred stock	Level 3	92.3	51.7	92.3	67.2
Promissory note payable, included in other long-term debt	Level 3	5.9	4.3	6.1	3.1
Promissory note payable, included in other long-term debt	Level 3	5.3	5.0	8.0	6.6

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Liabilities
	September 30, 2012	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$838	—	838	—

Fair value measurements at December 31, 2011
Liabilities
	December 31, 2011	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$740	—	740	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Interest rate swaps	2012	2011	2012	2011
(Loss) gain recognized in other comprehensive loss (effective portion)	$19	38	(98)	54

8. Refinancing of our First Lien Credit Facility due 2012

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the senior credit facility term loan (the “First Lien Credit Facility”), and to pay the transaction costs related to the offering. As a result of the repayment and termination of the First Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs of approximately $0.4 million during the nine-months ended September 30, 2012.

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

Collateral and Ranking

The Notes and the guarantees are secured on a first-priority basis by a security interest in certain of the Company’s and the guarantors’ existing and future tangible and intangible assets (other than “Excluded Assets” (as defined in the Indenture)). The Notes and the guarantees are structurally subordinated to the obligations of our non-guarantor subsidiaries. The Notes and guarantees are senior to all of the Company’s and the guarantors’ existing and future unsecured indebtedness to the extent of the value of the collateral.

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

In determining whether to declare and pay any prior or future cash dividends, our Board of Directors considers management’s recommendation, our financial condition, as well as whether funds are legally available to make such payments and the dividend would otherwise be permitted under the Delaware General Corporate Law. In addition, there are certain covenants under the Indenture which governs our Notes that restrict our ability to pay more than one quarterly dividend every four consecutive fiscal quarters unless we have satisfied certain leverage ratios. Currently, we do not satisfy those ratios and do not expect to be able to satisfy those ratios in the near term. Consequently, we do not expect that we could declare and pay another quarterly dividend until April 15, 2013 without breaching those covenants. Since a breach of those covenants could lead to a default under the Notes, we do not expect that our Board would declare and pay a dividend that would breach those covenants. Any decision by our Board to declare and pay the quarterly dividend scheduled for April 15, 2013 will depend on the factors described above.

On April 4, 2012 and April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2012 and 2011 to the holders of our Series B preferred stock of record as of April 1, 2012 and 2011. The cash dividends of $26.875 per share were paid in cash on April 16, 2012 and April 15, 2011.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements (and, in the case of the three most recent scheduled dividends, the restrictive covenants under the Indenture), it was not prudent to declare or pay the dividends scheduled for January 15, 2013, October 15, 2012, July 15, 2012, January 15, 2012, October 15, 2011, July 15, 2011 and January 15, 2011.

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

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period, including, among other things, required semi-annual interest payments pursuant to the Notes and capital expenditures, excluding the acquisitions of major FCC broadcasting licenses.

On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of such holder’s Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends. If the holders of shares of Series B preferred stock request that we repurchase all or a portion of their Series B preferred stock we may not be able to do so due to the existing covenants in the Indenture governing our Notes and our lack of legally available funds. We are currently exploring alternatives to restructure or refinance the Series B Preferred Stock prior to its redemption date. There is no assurance that we will be able to do so. If we fail to discharge our repurchase obligation with respect to the Series B preferred stock upon a valid request, then a voting rights triggering event will occur.

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

11. New Accounting Standards

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

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the nine-months ended September 30, 2012 and 2011, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 87% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the nine-months ended September 30, 2012 and 2011, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 13% of our consolidated net revenues.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the nine-months ended September 30, 2012 and 2011, local revenue comprised 68% of our gross revenue.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the nine-months ended September 30, 2012 and 2011, national revenue comprised 16% —18% of our gross revenue. Network sales generally consists of advertising airtime sold to our network sales partner and for the nine-months ended September 30, 2012 and 2011, comprised 3%—5% of our gross revenue.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the nine-months ended September 30, 2012 and 2011, these revenues combined comprised approximately 9%—13% of our gross revenue.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2012 and 2011

The following summary table presents financial data for each of our operating segments:

	Three-Months Ended
	September 30,
	2012	2011
	(In thousands)
Net revenue:
Radio	$31,192	31,970
Television	4,689	4,442

Consolidated	$35,881	36,412

Engineering and programming expenses:
Radio	$5,470	5,322
Television	2,714	3,411

Consolidated	$8,184	8,733

Selling, general and administrative expenses:
Radio	$12,543	10,492
Television	1,846	2,070

Consolidated	$14,389	12,562

Corporate expenses:	$1,564	1,647

Depreciation and amortization:
Radio	$495	547
Television	776	739
Corporate	94	128

Consolidated	$1,365	1,414

(Gain) loss on the disposal of assets, net:
Radio	$(3)	—
Television	—	—
Corporate	—	(8)

Consolidated	$(3)	(8)

Impairment charges and restructuring costs:
Radio	$(23)	—
Television	—	—
Corporate	171	—

Consolidated	$148	—

Operating income (loss):
Radio	$12,710	15,609
Television	(647)	(1,778)
Corporate	(1,829)	(1,767)

Consolidated	$10,234	12,064

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2012 and 2011. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2012	2011
	(In thousands)
Net revenue	$35,881	36,412
Engineering and programming expenses	8,184	8,733
Selling, general and administrative expenses	14,389	12,562
Corporate expenses	1,564	1,647
Depreciation and amortization	1,365	1,414
(Gain) loss on disposal of assets, net of disposal costs	(3)	(8)
Impairment charges and restructuring costs	148	—

Operating income	$10,234	12,064
Interest expense, net	(9,931)	(2,054)
Loss on early extinguishment of debt	—	—
Income tax expense	248	1,220

Net income	$55	8,790

Net Revenue

The decrease in our consolidated net revenues of $0.5 million, or 1%, was due to the decrease in our radio segment net revenues. Our radio segment net revenues decreased $0.8 million or 2%, primarily due to local and network sales, offset by increases in barter, national and interactive sales. The decreases in local and network sales occurred throughout most of our markets. The increase in barter sales took place mainly in our Puerto Rico market and the increase in national sales was mostly in our Miami, Los Angeles and Puerto Rico markets. Our television segment net revenues increased $0.3 million or 6%, largely due to increases in paid-programming, sub-channel rental revenue and national sales, offset by a decrease in local spot and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.6 million or 6% was due to the decrease in our television segment expenses. Our television segment expenses decreased $0.7 million or 20%, mainly due to decreases in originally produced programming costs and compensation and benefits. Our radio segment expenses increased $0.1 million or 3%, primarily due to an increase in compensation and benefits, offset by a decrease in music license fees.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $1.8 million or 15% was due to the increase in our radio segment expenses. Our radio segment expenses increased $2.0 million or 20%, mainly due to increases in local and national commissions, special events expenses, barter expense, advertising and promotions, and compensation and benefits. Our television segment expenses decreased $0.2 million or 11%, primarily due to decreases in compensation and benefits and facilities expenses.

Corporate Expenses

The decrease in corporate expenses of $0.1 million or 5% was mostly due to decreases in rent expense and compensation and benefits.

Impairment Charges and Restructuring Costs

The impairment charges and restructuring costs were largely related to an impairment charge recognized on the sub-lease of leased corporate office space.

Operating Income

The decrease in operating income of $1.7 million or 13% was mainly due to the decrease in net revenue and the increase in operating expenses.

Interest Expense, Net

The increase in interest expense of $7.9 million was due to the increase in our interest rate and amortization of deferred financing costs related to our new 12.5% senior secured notes due 2017 (the “Notes”). On February 7, 2012, we issued $275 million in aggregate principal amount of the Notes at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to this offering. Our Notes have an effective interest rate of approximately 13.3%, including the original issue discount. We also incurred approximately $17.5 million in transaction costs, which is being amortized over the life of our Notes and recorded as interest expense.

Income Taxes

The decrease in income tax expense of $1.0 million was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.

Net Income

The decrease in net income was primarily due to the increase in interest expense and decrease of operating income.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2012 and 2011

The following summary table presents financial data for each of our operating segments:

	Nine-Months Ended
	September 30,
	2012	2011
	(In thousands)
Net revenue:
Radio	$89,258	89,633
Television	13,328	13,181

Consolidated	$102,586	102,814

Engineering and programming expenses:
Radio	$15,199	17,010
Television	9,004	11,498

Consolidated	$24,203	28,508

Selling, general and administrative expenses:
Radio	$37,073	30,264
Television	6,216	6,434

Consolidated	$43,289	36,698

Corporate expenses:	$5,552	5,590

Depreciation and amortization:
Radio	$1,572	1,710
Television	2,222	1,889
Corporate	328	411

Consolidated	$4,122	4,010

(Gain) loss on the disposal of assets, net:
Radio	$(8)	(9)
Television	—	—
Corporate	—	(8)

Consolidated	$(8)	(17)

Impairment charges and restructuring costs:
Radio	$48	—
Television	11	—
Corporate	513	207

Consolidated	$572	207

Operating income (loss):
Radio	$35,374	40,658
Television	(4,125)	(6,640)
Corporate	(6,393)	(6,200)

Consolidated	$24,856	27,818

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2012 and 2011. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2012	2011
	(In thousands)
Net revenue	$102,586	102,814
Engineering and programming expenses	24,203	28,508
Selling, general and administrative expenses	43,289	36,698
Corporate expenses	5,552	5,590
Depreciation and amortization	4,122	4,010
(Gain) loss on disposal of assets, net of disposal costs	(8)	(17)
Impairment charges and restructuring costs	572	207

Operating income	$24,856	27,818
Interest expense, net	(26,613)	(6,114)
Loss on early extinguishment of debt	(391)	—
Income tax expense	1,761	4,160

Net (loss) income	$(3,909)	17,544

Net Revenue

Our consolidated net revenues were relatively flat compared to the prior year. Our radio segment net revenues were relatively flat or decreased $0.4 million, primarily due to national and network sales, offset by increases in barter, special events revenue, interactive and local sales. The decrease in national sales took place throughout most of our markets and the decrease in network sales occurred in all of our markets. The increase in local sales was mostly in our New York and Los Angeles markets. The increases in interactive and barter sales took place throughout most of our markets and the increase in special events revenue was mainly in our Puerto Rico and Miami markets. Our television segment net revenues increased $0.2 million or 1%, largely due to increases in paid-programming, sub-channel rental revenue, barter and interactive sales, offset by decreases in national and local spot sales and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $4.3 million or 15% was due to the decreases in both our radio and television segments expenses. Our radio segment expenses decreased $1.8 million or 11%, primarily due to decreases in music license fees and legal settlements. Our television segment expenses decreased $2.5 million or 22%, mainly due to decreases in originally produced programming costs, compensation and benefits, and a reduction in broadcasting rights fees related to our former New York, Puerto Rico and Chicago outlets.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $6.6 million or 18% was due to the increase in our radio segment expenses. Our radio segment expenses increased $6.8 million or 22%, mainly due to increases in local and national commissions, barter expense, special events expenses, compensation and benefits, and travel and entertainment expenses, offset by decreases in music licenses fees and legal settlements. Our television segment expenses decreased $0.2 million or 3%, primarily due to decreases in compensation and benefits, advertising and promotions, and facilities expenses.

Corporate Expenses

The decrease in corporate expenses of 1% was mostly due to decreases in professional fees and rent expense, offset by an increase in compensation and benefits related to bonuses for the successful 2012 debt refinancing.

Impairment Charges and Restructuring Costs

The impairment charges and restructuring costs were largely related to an impairment charge recognized on the sub-lease of leased corporate office space.

Operating Income

The decrease in operating income of $2.5 million or 8% was mainly due to the increase in operating expenses.

Interest Expense, Net

The increase in interest expense of $20.5 million was due to the increase in our interest rate and amortization of deferred financing costs related to our new 12.5% senior secured notes due 2017 (the “Notes”). On February 7, 2012, we issued $275 million in aggregate principal amount of the Notes at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to this offering. Our Notes have an effective interest rate of approximately 13.3%, including the original issue discount. We also incurred approximately $17.5 million in transaction costs, which is being amortized over the life of our Notes and recorded as interest expense.

Loss on Early Extinguishment of Debt

The loss on the early extinguishment of debt was due to the write-off of unamortized deferred financing costs related to the repayment and termination of the senior credit facility, on February 7, 2012.

Income Taxes

The decrease in income tax expense of $2.4 million was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.

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

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period, including, among other things, required semi-annual interest payments pursuant to the Notes and capital expenditures, excluding the acquisitions of major FCC broadcasting licenses. Disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt.

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

Refinancing of Company’s debt

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the senior credit facility term loan (the “First Lien Credit Facility”), and to pay the transaction costs related to the offering. As a result of the repayment and termination of the First Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs of approximately $0.4 million during the nine-months ended September 30, 2012.

Interest— The Notes accrue interest at a rate of 12.5% per year. Interest on the Notes is paid semi-annually on each April 15 and October 15, commencing on April 15, 2012. After April 15, 2013, interest will accrue at a rate of 12.5% per annum on (i) the original amount of the Notes plus (ii) any Additional Interest (as defined below) payable but unpaid in any prior interest period, payable in cash on each interest payment date. Further, beginning on the interest payment date occurring on April 15, 2013, additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, (x) on the applicable interest payment date or (y) on the earliest of the maturity date of the Notes, any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable on any interest payment date if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

Collateral and Ranking—The Notes and the guarantees are secured on a first-priority basis by a security interest in certain of the Company’s and the guarantors’ existing and future tangible and intangible assets (other than “Excluded Assets” (as defined in the Indenture)). The Notes and the guarantees are structurally subordinated to the obligations of our non-guarantor subsidiaries. The Notes and guarantees are senior to all of the Company’s and the guarantors’ existing and future unsecured indebtedness to the extent of the value of the collateral.

The Indenture permits us, under specified circumstances, to incur additional debt in the future. The amount of such debt is limited by the covenants contained in the Indenture.

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes are fully and unconditionally guaranteed by each of our existing and future wholly-owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the “Puerto Rican Subsidiaries”), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of our non-guarantor subsidiaries.

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

Potential impact on the liquidity of our Series B preferred stock

On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of such holder’s Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends. If the holders of shares of Series B preferred stock request that we repurchase all or a portion of their Series B preferred stock we may not be able to do so due to the existing covenants in the Indenture governing our Notes and our lack of legally available funds. We are currently exploring alternatives to restructure or refinance the Series B Preferred Stock prior to its redemption date. There is no assurance that we will be able to do so. If we fail to discharge our repurchase obligation with respect to the Series B preferred stock upon a valid request, then a voting rights triggering event will occur.

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

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2012 and 2011, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2012	2011	$
	(In thousands)
Capital expenditures:
Radio	$342	720	(378)
Television	913	1,658	(745)
Corporate	153	126	27

Consolidated	$1,408	2,504	(1,096)

Net cash flows provided by operating activities	$19,783	24,050	(4,267)
Net cash flows used in investing activities	(1,456)	(10,474)	9,018
Net cash flows used in financing activities	(59,298)	(5,264)	(54,034)

Net increase (decrease) in cash and cash equivalents	$(40,971)	8,312

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

Recent Developments

NASDAQ Delisting Letter

On October 3, 2012, we received a written deficiency notice (the “Notice”) from the NASDAQ Global Market (“NASDAQ”) advising us that the market value of our Class A common stock for the previous 30 consecutive business days had been below the minimum $15,000,000 required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(3)(C) (the “Rule”).

Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we have been provided an initial grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the Rule. The Notice further provides that NASDAQ will provide written confirmation stating that we have achieved compliance with the Rule if at any time before April 1, 2013, the market value of our publicly held shares closes at $15,000,000 or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Rule by April 1, 2013, NASDAQ will provide written notification to us that our Class A common stock is subject to delisting from the NASDAQ Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.

We intend to use all reasonable efforts to maintain the listing of our Class A common stock on the NASDAQ Global Market, but there can be no guarantee that we will regain compliance with the Rule.

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

In determining whether to declare and pay any prior or future cash dividends, our Board of Directors considers management’s recommendation, our financial condition, as well as whether funds are legally available to make such payments and the dividend would otherwise be permitted under the Delaware General Corporate Law. In addition, there are certain covenants under the Indenture which governs our Notes that restrict our ability to pay more than one quarterly dividend every four consecutive fiscal quarters unless we have satisfied certain leverage ratios. Currently, we do not satisfy those ratios and do not expect to be able to satisfy those ratios in the near term. Consequently, we do not expect that we could declare and pay another quarterly dividend until April 15, 2013 without breaching those covenants. Since a breach of those covenants could lead to a default under the Notes, we do not expect that our Board would declare and pay a dividend that would breach those covenants. Any decision by our Board to declare and pay the quarterly dividend scheduled for April 15, 2013 will depend on the factors described above.

On April 4, 2012 and April 5, 2011, the Board of Directors declared a cash dividend for the dividend due April 15, 2012 and 2011 to the holders of our Series B preferred stock of record as of April 1, 2012 and 2011. The cash dividends of $26.875 per share were paid in cash on April 16, 2012 and April 15, 2011.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements (and, in the case of the three most recent scheduled dividends, the restrictive covenants under the Indenture), it was not prudent to declare or pay the dividends scheduled for January 15, 2013, October 15, 2012, July 15, 2012, January 15, 2012, October 15, 2011, July 15, 2011 and January 15, 2011.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 6 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. Other than the modification to the risk factor set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011. The below risk factor and risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.

Our Class A common stock is presently quoted on the NASDAQ Global Market. To maintain our listing on the NASDAQ Global Market, we must satisfy certain continued listing standards. On October 3, 2012, we received a written deficiency notice (the “Notice”) from The Nasdaq Stock Market (“NASDAQ”) advising us that the market value of our Class A common stock for the previous 30 consecutive business days had been below the minimum $15,000,000 required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(3)(C) (the “Rule”).

Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we have been provided an initial grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the Rule. The Notice further provides that NASDAQ will provide written confirmation stating that we have achieved compliance with the Rule if at any time before April 1, 2013, the market value of our publicly held shares closes at $15,000,000 or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Rule by April 1, 2013, NASDAQ will provide written notification to us that our Class A common stock is subject to delisting from the NASDAQ Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

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

Date: November 14, 2012

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