Form 10-K
period 2012-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2013-04-01
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27823

Spanish Broadcasting System, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3827791
(State or other jurisdiction or incorporation of organization)	(I.R.S. Employer Identification No.)

7007 NW 77th Avenue Miami, Florida	33166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 441-6901

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act     Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Nonaccelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,166,991 shares of Class A common stock, par value $0.0001 per share (Class A common stock), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (Class B common stock), outstanding. As of June 30, 2012, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $16.8 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $1,421. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 29, 2012 of $4.06 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 21, 2013, 4,166,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (Series C preferred stock), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the Proxy Statement) to be filed pursuant to Regulation 14A with respect to the registrant’s 2013 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I

Item 1. Business

Our Company

All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this report mean Spanish Broadcasting System, Inc., a Delaware corporation formed in 1994, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, mean our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation, and its subsidiaries. Our executive offices are located at 7007 N.W. 77th Avenue, Miami Florida 33166, our telephone number is (305) 441-6901, and our corporate website is www.spanishbroadcasting.com.

We are a leading Spanish-language media and entertainment company with radio or television stations in the top seven U.S. Hispanic markets, including Puerto Rico, ranked by purchasing power. Our radio stations serve markets representing approximately 40% of the U.S. Hispanic population, and our television operations serve markets representing over 3.5 million Hispanic households. We produce and distribute Spanish-language content, including radio programs, television shows, music and live entertainment through our 21 radio stations and our television group, MegaTV, which produces over 50 hours of original programming per week. MegaTV broadcasts via our owned and operated stations in South Florida and Houston and through distribution agreements with other stations, including nationally on a subscriber basis. We also own 21 bilingual websites, including www.lamusica.com, Mega.tv and various station websites. In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

We operate three of the top six Spanish-language radio stations in the United States based on the average number of listeners per quarter-hour, including our New York station (WSKQ-FM), which delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2012 Hispanic Fact Pack. Our radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco.

U.S. Hispanic population rank (1)	Our radio market	2012 Hispanic population in market (in millions) (1)(2)	2012 Total population in market (in millions) (1)(2)	Percentage of total market population that is Hispanic (1)(2)	Percentage of total U.S. Hispanic population (1)(2)	Number of radio stations we operate in the market
1	Los Angeles	7.9	17.6	45%	14%	2
2	New York	4.7	21.1	22	9	2
3	Puerto Rico	3.7	3.7	99	7	11
5	Miami	2.1	4.4	48	4	4
6	Chicago	2.0	9.8	21	4	1
8	San Francisco	1.6	7.0	24	3	1

Total		22.0	63.6	35%	40%	21

(1)	Based on 2012 Hispanic Fact Pack and Ipsos U.S. Diversity Market Report 2012.
(2)	Estimates for Puerto Rico taken from 2012 Population Estimates, United States Census Bureau, Population Division, December 2012.

Our Strategy

We focus on maximizing the revenue and profitability of our broadcast portfolio by strengthening the performance of our existing broadcast stations. We evaluate strategic media acquisitions and/or dispositions and strive to expand our media content through distribution and affiliations in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We generally consider acquisitions and the expansion of the number of broadcast stations in markets where we can maximize our revenue through aggressive sales and programming efforts directed at U.S. Hispanic and general market advertisers. The potential acquisitions and expansion may include broadcast stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted and programmed. We also focus on long-term growth by investing in on-air talent, advertising and, from time to time, programming research. Additionally, from time to time, we explore investment opportunities in related media outlets targeting the U.S. Hispanic market.

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

Leverage Our Proprietary Content Across Our Media Platforms. We will continue to monetize our content across multiple platforms, including radio, broadcast and pay television and live events, as well as emerging media alternatives. We use our media platforms and relationships with Hispanic celebrities and talent to produce unique programming and content for our television and radio stations. Concerts and special promotional appearances form an important part of our marketing strategy and provide us with significant local market exposure. We also develop content from these events and create opportunities to sell, market and distribute that content through our websites and other media, providing our advertising partners with attractive advertising solutions. In addition, the events allow us to promote our brands to increase our radio audience and advertising revenue. As the media landscape evolves, we are developing our key broadcast programs, on-air personalities and brands for consumption as downloadable video and interactive content.

Maintain Cost Discipline. We employ a regimented managerial approach to operating our media outlets. We emphasize control of our operating costs through detailed budgeting, continuous review of staffing levels and expenses and vendor analysis. During the recent economic downturn, we were highly focused on reducing our costs and believe we have significantly streamlined our cost structure to provide a foundation for growth.

Grow Our Television Business. Television is the largest Hispanic media market in the United States, with approximately 69.2% of the total U.S. Hispanic advertising spending. In 2011 the U.S. Hispanic television industry generated $4.9 billion of revenue, according to the 2012 Hispanic Fact Pack. Our radio stations and experience in the Hispanic media and radio market in the United States and Puerto Rico give us a powerful platform, knowledge base and set of relationships on which to build our growing television business. We utilize our market knowledge to create distinctive television programs tailored to our target audiences’ preferences. We believe that MegaTV will capitalize on these insights as the reach of our television programming continues to grow. Additionally, our television business offers attractive cross-promotional opportunities with our radio stations.

Maintain Strong Community Involvement. We have been, and will continue to be, actively involved in the local communities that we serve. Our broadcast stations participate in numerous community programs, fundraisers and activities benefiting the local community and Hispanics abroad. Examples of our community involvement include free public service announcements, free events designed to promote family values within the local Hispanic communities, extensive coverage of world events that have an impact on the U.S. Hispanic population as well as charitable contributions to organizations that benefit the local Hispanic communities in which we operate. Our community involvement also allows us to keep abreast of shifting audience preferences, to further tailor our content and to enhance broadcast station loyalty.

Hispanic Market Opportunity

The U.S. Hispanic population is the largest ethnic minority group and is projected to be the fastest growing segment of the population, according to the Ipsos U.S. Diversity Markets Report 2012. We believe that we are well positioned to benefit from the projected growth in population and purchasing power of the U.S. Hispanic population and the expected shift of advertising dollars to Hispanic media. We believe that targeting the Hispanic market is attractive for the following reasons:

•

Hispanic Population Growth. Between 2000 and 2012, the U.S. Hispanic population increased by 45.8%, compared to 6.1% for the non-Hispanic population. In 2012, Hispanics comprised 16.5% of the U.S. population and approximately one out of every six individuals living in the United States was of Hispanic origin. The U.S. Hispanic population grew at more than seven times the rate of the general population from 2000 to 2012 and is projected to grow to 30% of the U.S. population by 2050, according to the U.S. Census Bureau.

•

Growth in Hispanic Purchasing Power. The U.S. Hispanic population accounted for over $1.2 trillion of total purchasing power in 2012, which is estimated to grow to $1.7 trillion by 2017, according to the Selig Center for Economic Growth, The Multicultural Economy, 2012. U.S. Hispanic purchasing power increased by 16.2% since 2010 and accounted for 9.7% of all U.S. purchasing power in 2012. By 2017, Hispanics will account for 11.1% of total U.S. buying power.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $7.1 billion on Spanish-language media advertising in 2011, according to the 2012 Hispanic Fact Pack. This amount has more than tripled since 2000 when Hispanic advertising expenditures totaled $2.1 billion according to Hispanic Business Magazine, December 2001. As advertisers increasingly recognize the purchasing power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

•

Re-balancing of Advertising Spending Towards Hispanic Media. While U.S. Hispanic purchasing power represented 9.7% of the total U.S. purchasing power in 2012, approximately 5% of advertising spending is directed toward U.S. Hispanic media. As advertisers seek to tap the large and growing Hispanic market, we believe they will allocate additional advertising dollars to the Hispanic market. We believe we are well positioned to capitalize on the growing Hispanic advertising market given our attractive position in the top seven U.S. Hispanic markets, including Puerto Rico, ranked by purchasing power.

The above market opportunity information is based on data provided by the Ipsos U.S. Diversity Markets Report 2012, the 2012 Hispanic Fact Pack, the Selig Center for Economic Growth, The Multicultural Economy, 2012 and the Kantar Media Report March 2012.

Our Strengths

Strong Presence in Largest U.S. Hispanic Markets. We operate in the top seven U.S. Hispanic markets ranked by purchasing power, estimated to represent approximately 35% of U.S. Hispanic purchasing power in 2012 (for Puerto Rico, based on GDP purchasing power parity data): Los Angeles, New York, Puerto Rico, Miami, San Francisco, Chicago and Houston. We operate three of the top six Spanish-language radio stations across the United States. Our New York station (WSKQ-FM) ranks first among Spanish-language stations. The Los Angeles and New York markets, where we consistently have a top-three-rated Spanish-language radio station, have the largest and second largest U.S. Hispanic populations, respectively. New York and Los Angeles are also the largest and second largest overall radio markets in the United States measured by advertising revenue. In addition, MegaTV serves markets representing over 3.5 million Hispanic households.

Strong Portfolio of Branded Media Franchises. Because of our history with Hispanic-focused media, we believe that we have been able to develop strong relationships with the Hispanic audiences in our markets and create strong brand loyalty. Our listeners enjoy music from popular and emerging artists as well as updated local information on weather, news and general entertainment. As an example of the power of our brand, our New York station (WSKQ-FM) delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2012 Hispanic Fact Pact. Our live concerts and events provide our advertisers additional opportunities to reach their target audiences as well as allow us to cross-promote our brands and diversify our revenue base.

Diversification Across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2012, no single advertiser generated more than 5% of our consolidated revenue. Our advertisers include advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

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

Recent Developments

Lehman Complaint

On February 14, 2013, Lehman Brothers Holding Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery seeking a declaratory judgment that a voting rights triggering event had occurred (as of August 1, 2011) under our Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim states that as a result of such voting rights triggering event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 under the Senior Secured Note Indenture were prohibited incurrences of indebtedness under the Certificate of Designations. Additionally, LBHI seeks an award of unspecified contract damages. We deny the allegations contained in the LBHI complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in the our public filings dating back to 2009. On March 11, 2013, we filed a motion to dismiss the complaint. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

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

Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we were provided an initial grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the Rule. We did not regain compliance with the Rule by April 1, 2013. On March 29, 2013, we filed an application to be listed on the NASDAQ Capital Market. If the application is approved by NASDAQ, our Class A common stock will continue to be listed on the NASDAQ Global Market until it is switched to the NASDAQ Capital Market, which is expected to occur in April 2013. We expect the application to be approved, but there can be no guarantee that it will be. If our application is not approved, NASDAQ will provide written notification to us that our Class A common stock is subject to delisting from the NASDAQ Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.

We have not yet decided whether we would request a hearing or permit our Class A common stock to be delisted. If the Class A common stock were to be delisted, it could negatively affect the liquidity and price of the Class A common stock.

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

On April 4, 2012, the Board of Directors declared a cash dividend for the dividend due April 15, 2012 to the holders of our Series B preferred stock of record as of April 1, 2012. The cash dividend of $26.875 per share was paid in cash on April 16, 2012.

On March 29, 2013, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The cash dividend of $26.875 per share is to be paid in cash on April 15, 2013.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements (and, in the case of the four most recent scheduled dividends, the restrictive covenants under the Indenture), it was not prudent to declare or pay the dividends scheduled for January 15, 2013, October 15, 2012, July 15, 2012, and January 15, 2012.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarterly dividend periods, a “voting rights triggering event” will have occurred. Following the occurrence, and during the continuation, of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

Operating Segments

We report two operating segments: radio and television.

See Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and/or operate radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The following table sets forth certain statistical and demographic information relating to our radio markets:

U.S. Hispanic population rank (1)	Our radio market	2012 Hispanic population in market (in millions) (1)(2)	2012 Total population in market (in millions) (1)(2)	Percentage of total market population that is Hispanic (1)(2)	Percentage of total U.S. Hispanic population (1)(2)	Number of radio stations we operate in the market	2012 radio market gross revenues (in millions) (3)	U.S. market radio revenue rank (3)
1	Los Angeles	7.9	17.6	45%	14%	2	$745.7	1
2	New York	4.7	21.1	22	9	2	583.1	2
3	Puerto Rico	3.7	3.7	99	7	11	72.8	35
5	Miami	2.1	4.4	48	4	4	251.8	11
6	Chicago	2.0	9.8	21	4	1	482.9	3
8	San Francisco	1.6	7.0	24	3	1	278.3	6

Total		22.0	63.6	35%	40%	21	$2,414.6

(1)	Based on 2012 Hispanic Fact Pack and Ipsos U.S. Diversity Market Report 2012.
(2)	Estimates for Puerto Rico taken from 2012 Population Estimates, United States Census Bureau, Population Division, December 2012.
(3)	BIA/Kelsey’s Investing in Radio Market Report 2012, 4th edition.

Radio Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio Market Report 2012, 4th edition and covers only over-the-air estimated gross revenues.

Los Angeles. The Los Angeles market is the largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $745.7 million in 2012. The Los Angeles market experienced an annual radio revenue decrease of 0.6% between 2010 and 2011 and is expected to increase at an annual rate of 2.2% between 2011 and 2016.

New York. The New York market is the second largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $583.1 million in 2012. The New York market experienced no change in annual radio revenue between 2010 and 2011 and is expected to increase at an annual rate of 1.9% between 2011 and 2016.

Puerto Rico. The Puerto Rico market is the thirty-fifth largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $72.8 million in 2012. The Puerto Rico market experienced an annual radio revenue decrease of 0.8% between 2010 and 2011 and is expected to increase at an annual rate of 2.2% between 2011 and 2016.

Miami. The Miami market is the eleventh largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $251.8 million in 2012. The Miami market experienced an annual radio revenue decrease of 1.5% between 2010 and 2011 and is expected to increase at an annual rate of 2.7% between 2011 and 2016.

Chicago. The Chicago market is the third largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $482.9 million in 2012. The Chicago market experienced an annual radio revenue increase of 0.8% between 2010 and 2011 and is expected to increase at an annual rate of 1.9% between 2011 and 2016.

San Francisco. The San Francisco market is the sixth largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $278.3 million in 2012. The San Francisco market experienced an annual radio revenue decrease of 5.8% between 2010 and 2011 and is expected to increase at an annual rate of 1.8% between 2011 and 2016.

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

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as international hits from Puerto Rico, Mexico, Latin America and Spain.

•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.

•	Latin Rhythmic. The Hispanic Urban (Hurban) format consists of reggaeton with a mix of pop and tropical music.

•	Cumbia and Vallenato. Music format consisting of tropical music genres associated with the culture and musical traditions of Colombia and its people.

The following table lists the programming formats of our radio stations and the target demographic group of each station:

Market	FM Station	Format	Target buying demographic group by age
Los Angeles	KLAX	Regional Mexican	18 – 49
	KXOL	Latin Rhythmic	18 – 34
New York	WSKQ	Spanish Tropical	18 – 49
	WPAT	Spanish Adult Contemporary	25 – 54
Puerto Rico	WMEG	Top 40	18 – 34
	WEGM	Top 40	18 – 34
	WRXD	Spanish Tropical	25 – 54
	WIOA	Spanish Adult Contemporary	18 – 49
	WIOB	Spanish Adult Contemporary	18 – 49
	WIOC	Spanish Adult Contemporary	18 – 49
	WZNT	Spanish Tropical	18 – 49
	WZMT	Spanish Tropical	18 – 49
	WZET	Spanish Tropical	18 – 49
	WODA	Latin Rhythmic	18 – 34
	WNOD	Latin Rhythmic	18 – 34
Chicago	WLEY	Regional Mexican	18 – 49
Miami	WXDJ	Spanish Tropical	18 – 49
	WCMQ	Spanish Tropical	25 – 54
	WRMA	Latin Rhythmic	18 – 49
	WRAZ(1)	Cumbia and Vallenato	18 – 49
San Francisco	KRZZ	Regional Mexican	18 – 49

(1)	WRAZ-FM is operated pursuant to a local marketing agreement with South Broadcasting System, Inc. See Notes to Consolidated Financial Statements.

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

Television Overview and Programming

On March 1, 2006, we launched MegaTV, our general entertainment Spanish-language television operation. We created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Latino channels. The following table sets forth demographic and statistical information with respect to our television markets, excluding cable and satellite providers, such as DirecTV, DirecTV Puerto Rico, AT&T U-Verse and Verizon Fios:

TV market revenue rank (1)	Our TV Designed Market Area (DMA)	2011 Hispanic population in market (millions) (2)	2011 total population in television market (millions) (1)	Hispanic percentage of total population in TV market (1)	2012 market TV over-the air estimated gross revenues (millions) (1)
5	Miami-Ft. Lauderdale	2.1	4.4	48.7%	$519.6
6	Houston	2.3	6.4	35.3	500.6
17	Orlando-Daytona Beach-Melbourne	0.7	3.8	19.2	295.6
59	Fresno	1.0	2.0	53.7	71.2

	Total in our markets	6.1	16.6	37.4%	$1,387.0

(1)	BIA/Kelsey’s Investing in Television 2012, 4th edition.
(2)	Calculated by multiplying the fourth column by the fifth column.

Television Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2012, 4th edition.

Miami. The Miami-Ft. Lauderdale market is the fifth largest U.S. television market in terms of advertising revenue, which was projected to be approximately $519.6 million in 2012. The Miami-Ft. Lauderdale market experienced an annual television revenue decrease of 5.1% between 2010 and 2011. Television revenue in the Miami-Ft. Lauderdale market is expected to increase at an annual rate of 4.9% between 2011 and 2016.

Houston. The Houston market is the sixth largest U.S. television market in terms of advertising revenue, which was projected to be approximately $500.6 million in 2012. The Houston market experienced an annual television revenue decrease of 0.9% between 2010 and 2011. Television revenue in the Houston market is expected to increase at an annual rate of 3.8% between 2011 and 2016.

Orlando. The Orlando-Daytona Beach-Melbourne market is the 17th largest U.S. television market in terms of advertising revenue, which is projected to be approximately $295.6 million in 2012. The Orlando-Daytona Beach-Melbourne market experienced an annual television revenue decrease of 18.8% between 2010 and 2011. Television revenue in this market is expected to increase at an annual rate of 5.3% between 2011 and 2016.

Fresno. The Fresno-Visalia market is the 59th largest U.S. television market in terms of advertising revenue, which is projected to be approximately $71.2 million in 2012. The Fresno-Visalia market experienced an annual television revenue decrease of 19.2% between 2010 and 2011. Television revenue in the Fresno-Visalia market is expected to increase at an annual rate of 3.3% between 2011 and 2016.

The following table lists the distribution outlets of our MegaTV programming:

Market	Station ID	Channel	Programming type
Houston, Texas	KTBU	55	Owned & Operated
Miami, Florida	WSBS	22	Owned & Operated
Orlando, Florida	WFTV	9.2	Affiliation Agreement
Fresno, California	KSDI	33.1	Affiliation Agreement
DirecTV	Satellite	405	Distribution Agreement
DirecTV-Puerto Rico	Satellite	169	Distribution Agreement
AT&T U-Verse-Nationwide	ADS/Cable	3008	Distribution Agreement
Verizon Fios	ADS/Cable	See Footnote (1)	Distribution Agreement

(1)	MegaTV is distributed by Verizon Fios in Dallas/Fort Worth, TX (on channel 25), in Tampa, FL (on channel 466), in New York, New Jersey and Greenwich, CT (on channel 466) and in Los Angeles, CA (on channel 473).

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

Our television growth strategy is focused on selectively expanding our MegaTV operations into U.S. Hispanic markets where we do not currently have television programming distribution outlets. We continue to target fast-growing and high-density U.S. Hispanic markets, where we can maximize our revenue through aggressive and selective sales and programming efforts directed at U.S. Hispanic and general market advertisers in order to become profitable in terms of station operating income.

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

We also have 3,500 square feet of HD TV-Studio production space in Puerto Rico with a fully equipped HD control room and two edit suites.

Advertising Revenue

The vast majority of our revenue is derived from cash advertising sales. Advertising revenue has historically been classified into two categories – “national” and “local.” “National” generally refers to advertising that is solicited by a representative firm for national advertisers. A subset category of national advertising revenue is network advertising revenue, which is advertising purchased by our other strategic alliance agreements. Our national sales representative for our radio stations is McGavren Guild Media, LLC. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

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

Although the broadcast industry is highly competitive, some barriers to entry do exist. These barriers can be mitigated to some extent by changing existing broadcast station formats and programming and upgrading power, among other actions. The operation of a broadcast station requires a license or other authorization from the Federal Communications Commission (the FCC). The number of AM radio stations that can operate in a given market is limited by the availability of AM radio spectrum in the market. The number of FM radio stations and television stations that can operate in a given market is limited by the availability of those frequencies allotted by the FCC to communities in such market. In addition, the FCC’s multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. For a discussion of FCC regulation, see “Federal Regulation of Radio and Television Broadcasting” below.

The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by satellite and cable television systems. The FCC has licensed a company to provide satellite digital audio radio services (DARS). DARS provides a medium for the delivery by satellite of multiple audio programming formats to local and national audiences in exchange for the payment of a subscription fee. Some radio broadcast stations, including ours, are presently utilizing digital technology on their existing terrestrial frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low-cost neighborhood service on frequencies which would not interfere with existing stations.

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

Recent developments by many companies, including internet service providers, are expanding the variety and quality of broadcast content on the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming is becoming available through nontraditional methods, which can directly impact the number of TV viewers and thus indirectly impact station rankings, popularity and revenue possibilities from our stations. Like radio, the television broadcasting industry has grown, notwithstanding the increasing popularity of entertainment and media content delivered through cell phones and other portable wireless devices. We cannot assure you, however, that the development or introduction of any new media technology will not have an adverse effect on the radio and television broadcasting industries.

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

Employees

As of December 31, 2012, we had 427 full-time employees and 134 part-time employees. None of our employees are represented by a labor organization or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, as well as our ability to hire and retain qualified personnel. The loss of any of these executive officers and key employees, particularly Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business.

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

Antitrust

We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. As a result of the industry consolidation resulting from the passage of the Telecommunications Act of 1996, the Federal Trade Commission (the FTC) and the Department of Justice (the DOJ), the federal agencies responsible for enforcing the federal antitrust laws, have reviewed certain proposed acquisitions of broadcast stations and station networks. The DOJ can be particularly aggressive when the proposed buyer already owns one or more broadcast stations in the market of the station it is seeking to buy and, following a proposed acquisition, would garner a substantial portion of the advertising revenues in a market. The DOJ has challenged a number of broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. Additionally, the FTC has initiated a rule-making process that proposes numerous changes to the information to be provided both as part of the premerger notification and in response to a request for additional information. As part of its scrutiny of station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements and other similar agreements customarily entered into in connection with station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), could violate the HSR Act. In connection with acquisitions, subject to the waiting period under the HSR Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.

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

•

changes to rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and nonpolitical program content, funding, political advertising rates, and sponsorship disclosures;

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

•

plans and related proposals to recapture and reallocate television broadcast spectrum by incentivizing current television licensees to return some of their spectrum to the government through a voluntary spectrum auction and “repacking” of channel assignments to increase efficient spectrum usage.

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

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
		Date of	license	Operation
Broadcast station	Market	acquisition	expiration	frequency	FCC class	HAAT	Power
						(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2013	97.9 MHz	B	184	33.00
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2013	96.3 MHz	B	398	6.60
WSKQ-FM	New York, NY	1/26/1989	6/1/2006(1)	97.9 MHz	B	415	6.00
WPAT-FM	New York, NY	3/25/1996	6/1/2014	93.1 MHz	B	433	5.40
WMEG-FM	Puerto Rico	5/13/1999	2/1/2012(2)	106.9 MHz	B	594	25.00
WEGM-FM	Puerto Rico	1/14/2000	2/1/2020	95.1 MHz	B	600	25.00
WRXD-FM	Puerto Rico	12/1/1998	2/1/2020	96.5 MHz	B	852	11.50
WZET-FM	Puerto Rico	5/13/1999	2/1/2020	92.1 MHz	A	337	3.00
WIOA-FM	Puerto Rico	1/14/2000	2/1/2020	99.9 MHz	B	560	31.00
WIOB-FM	Puerto Rico	1/14/2000	2/1/2020	97.5 MHz	B	302	50.00
WIOC-FM	Puerto Rico	1/14/2000	2/1/2020	105.1 MHz	B	(61)	47.00
WZNT-FM	Puerto Rico	1/14/2000	2/1/2012(2)	93.7 MHz	B	560	28.00
WZMT-FM	Puerto Rico	1/14/2000	2/1/2020	93.3 MHz	B1	(69)	14.50
WODA-FM	Puerto Rico	1/14/2000	2/1/2020	94.7 MHz	B	560	31.00
WNOD-FM	Puerto Rico	1/14/2000	2/1/2020	94.1 MHz	B	597	25.00
WLEY-FM	Chicago, IL	3/27/1997	12/1/2012(2)	107.9 MHz	B	232	21.00
WXDJ-FM	Miami, FL	3/28/1997	2/1/2012(2)	95.7 MHz	C2	167	40.00
WCMQ-FM	Miami, FL	12/22/1986	2/1/2012(2)	92.3 MHz	C2	188	31.00
WRMA-FM	Miami, FL	3/28/1997	2/1/2020	106.7 MHz	C0	300	100.00
WRAZ-FM(3)	Miami, FL	1/1/2008	2/1/2020	106.3 MHz	C2	93	50.00
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2013	93.3 MHz	B	415	6.00
WSBS-DT	Miami, FL(4)	3/1/2006	2/1/2013(2)	CH. 3	DTV	54	1.00
WSBS-CD	Miami, FL	3/1/2006	2/1/2013(2)	CH. 50	CA	236	150.00
KTBU-DT	Houston, TX(5)	8/1/2011	8/1/2014	CH. 42	DTV	597	1000.00

(1)

An application to renew the FCC broadcast license for WSKQ-FM was filed on January 31, 2006. Approval of the application is still pending. A petition to deny the application for renewal was filed by several parties who alleged, inter alia, that WSKQ-FM had broadcast indecent material during the license term. An opposition pleading was submitted to the FCC categorically stating that the allegations made did not raise sufficient questions to warrant nonrenewal of the license. The application remains pending, and the station continues to operate under its expired license until the FCC takes action on the renewal. In the great majority of cases, radio broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications.

(2)	An application to renew the FCC broadcast license for this station was timely filed. Approval of the application is still pending.
(3)	WRAZ-FM is operated pursuant to a local marketing agreement with South Broadcasting System, Inc. See Notes to Consolidated Financial Statements.
(4)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
(5)	TV Station KTBU-DT is licensed to Conroe, Texas and is part of the Houston DMA.

License Grant and Renewal

Pursuant to the Communications Act, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which noncontrolling voting stock interests are deemed proportionally reduced at each noncontrolling link in a multi-corporation ownership chain. A time brokerage agreement with another radio or television station in the same market creates an attributable interest in the brokered radio or television station, as well as for purposes of the FCC’s local radio and television station ownership rules, if the agreement affects more than 15% of the brokered radio or television station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules.

Debt instruments, nonvoting stock, stock options or other nonvoting interests with rights of conversion to voting interests that have not yet been exercised, insulated limited partnership interests where the limited partner is not materially involved in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation generally do not subject their holders to attribution, unless such interests implicate the FCC’s equity-debt-plus (or EDP) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are not materially involved. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

Multiple Ownership

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in (i) broadcast stations above certain limits serving the same local market, and (ii) broadcast stations and a daily newspaper serving the same local market. On July 7, 2011, the United States Court of Appeals for the Third Circuit upheld the FCC’s last media ownership review order, to the extent that the FCC retained most of its media ownership rules, and vacated the portion of that order that sought to relax restrictions on common ownership of broadcast stations and daily newspapers. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) as part of its 2010 quadrennial review of its media ownership rules. The NPRM proposes to maintain most of the current rules described below but does propose to relax the newspaper-broadcast cross-ownership rule to apply a positive presumption to requests to own a newspaper and a broadcast station in the 20 largest DMAs. The NPRM also proposes to eliminate the radio-television cross-ownership rule. In December 2012, the FCC offered interested parties the opportunity to file additional comments in the 2010 quadrennial review to address a report on ownership of commercial broadcast stations that the FCC released in November 2012. We cannot predict the outcome of these proceedings or whether the FCC’s multiple ownership rules will be modified.

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

Local Television Ownership

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals only if (i) one of the two commonly owned stations is not ranked in the top four based upon audience share, and (ii) there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market. The rules also permit the ownership, operation or control of two televisions stations in a market as long as the stations’ Noise Limited Service contours do not overlap. In 2011, the FCC sought comments on a proposal to eliminate the contour overlap exception that permits common ownership of two television stations in the same market. The matter remains pending. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built.

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

Programming and Operations

The Communications Act requires broadcasters to serve the public interest. A broadcast license is required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming when it evaluates the licensee’s renewal application, but listeners’ complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, equal employment opportunity, technical operation, the broadcast of obscene, indecent or profane programming, sponsorship identification, the broadcast of contest and lottery information and the conduct of contests.

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender. It also requires stations with at least five full-time employees to disseminate information about all fulltime job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships or scholarship programs. Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (EEO) report in their public inspection files and post an electronic version on their websites.

Certain FCC rules affecting programming and operations are briefly summarized below.

Indecency and Profanity

Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licenses for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. We also have a few outstanding indecency proceedings against our stations, including a petition to deny our application for renewal of our WSKQ-FM station license.

In July 2010, the United States Court of Appeals for the Second Circuit (Second Circuit) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. The Court also held that the FCC’s indecency standards did not violate the First Amendment. The result of this decision on the FCC’s indecency enforcement practices remains unclear, and the FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Low Power Radio Broadcast Service

The FCC has adopted rules establishing two classes of a low power radio service, both of which operate in the existing FM radio band: a primary class with a maximum operating power of 100 watts and a secondary class with a maximum power of 10 watts. These low power radio stations have limited service areas of 3.5 miles and 1 to 2 miles, respectively. Implementation of a low power radio service provides an additional audio programming service that could compete with our radio stations for listeners, but we cannot predict the effect upon us.

Change of Community

The FCC has adopted rules concerning the FM Table of Allotments to allow radio broadcasters to change their community of license more easily. We have evaluated our current licenses to see if a community of license change would be beneficial. We are aware that competitors may use this rule revision to improve their facilities, and other radio operators may use this rule in a way that would make them newly attractive acquisition targets for us.

Cable and Satellite Carriage of Television Broadcast Stations

The Communications Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television systems and direct broadcast satellite, or “DBS,” operators. Every three years, each station must elect, with respect to cable systems and DBS operators within its designated market area, or “DMA,” either “must carry” status, pursuant to which the cable system’s or DBS operator’s carriage of the station is mandatory, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. We have elected “must carry” with respect to our full power television stations. These “must carry” rights are not absolute, and under some circumstances, a cable system or DBS operator may be entitled not to carry a given station. For example, DBS operators are required to carry the signals of all local television broadcast stations requesting carriage only in local markets in which the DBS operator carries at least one signal pursuant to the statutory local-to-local compulsory copyright license.

Neither cable systems nor DBS operators are required to carry more than a station’s primary video programming channel. Consequently, the multicast programming streams provided by our Houston television station are not entitled to mandatory carriage pursuant to the digital must-carry rules. In 2011, the FCC released a rulemaking seeking comment on a series of proposals to streamline and clarify the rules concerning retransmission consent negotiations. In a separate proceeding, the FCC has requested comment on whether the definition of MVPD should be expanded to include entities that make available multiple channels of video programming to subscribers through Internet connections. Both proceedings are pending, and we cannot predict what impact, if any, they will have on our negotiations with video programming distributors.

Digital Television Services

As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts. The transition to digital television has improved the technical quality of television signals and provides broadcasters the flexibility to offer new services, including high-definition television, broadband data transmission and additional video streams. Our full-power television and Class A television stations have completed construction of their DTV facilities and are currently broadcasting solely on their digital channels. Our full-power television station in Houston also broadcasts several additional video streams. Under current FCC rules, when “must carry” rights apply, cable systems and DBS operators are required to carry only one channel of the digital signal of our television stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment.

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

Sponsorship Identification

Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of the airing. The FCC has initiated inquiries against several media companies, including our company, concerning sponsorship identification practices with respect to the music recording industry. The FCC has also initiated inquiries against several dozen television stations seeking to determine whether their broadcast of “video news releases” (each, a VNR) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. At least two television broadcast licensees recently were issued fines by the FCC for violations of the sponsorship ID rules related to VNRs. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. The FCC also has under consideration rule-making proceedings concerning sponsorship identification issues, such as product placement. Whether any new regulations are ultimately adopted and, if so, the effect of such rules on our operations cannot currently be determined.

Closed Captioning and Video Description Rules

FCC rules require the majority of programming broadcast by television stations to contain closed captions. The rules allow a video programming owner to file a petition for exemption from the rules. We have filed a petition for exemption from the rules based upon a showing of undue burden. During the pendency of an undue burden determination, the video programming subject to the request for exemption is considered exempt from the closed captioning requirement. In January 2012, the FCC adopted rules to require that television programming broadcast or transmitted with captioning include captioning if subsequently made available online, for example, by streaming content on broadcasters’ websites. These rules are being phased in over a 12 month period that began in September 2012.

The FCC adopted rules in August 2011 reinstating the video description rules the Commission had previously adopted in 2000, which had been vacated by the United States Court of Appeals for the District of Columbia in 2002. Those rules require, in part, that affiliates of the top-four national broadcast networks in the top 25 markets provide a minimum of 50 hours of video-described primetime and/or children’s programming each calendar quarter. The requirement to provide video descriptions will ultimately be expanded to network affiliates in the top 60 markets.

Commercial Advertisement Loudness Mitigation

New rules enacted by the FCC that require our television broadcast stations to transmit commercials and adjacent programming at the same volume went into effect in December 2012.

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

•

plans and related proposals to recapture and reallocate television broadcast spectrum by incentivizing current television licensees to return some of their spectrum to the government through a voluntary spectrum auction and “repacking” of channel assignments to increase efficient spectrum usage.

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

The following information should be read in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and the consolidated financial statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this report.

Our business routinely encounters and addresses risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. A discussion about important operational risks that our business encounters can be found in the MD&A section and in the business descriptions in Item 1. “Business” of this report. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Risks Related to Our Business

We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital may be adversely affected.

We have experienced net losses in the past and in the year ended December 31, 2012, we recorded a net loss available to common stockholders of $11.2 million. Failure to achieve sustained profitability may adversely affect our ability to raise additional capital and our ability to meet our obligations. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or finance future acquisitions could negatively impact our business, financial condition, results of operations and cash flows.

If U.S. economic conditions do not improve or deteriorate further, our results of operations and cash flow may be adversely affected.

Revenue generated by our media broadcasting stations depends primarily upon the sale of advertising time. Our operating results have been adversely affected by the recent recession and by a lack of a major recovery in the U.S. economy because advertising expenditures, which we believe to be largely a discretionary business expense, generally decrease as the economy slows down. The condition of the U.S. economy remains highly uncertain, with continuing high unemployment and low growth rates, and if the economy does not improve or deteriorates further, our results of operations will be adversely affected.

Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A concentration of stations in any particular market intensifies our exposure to regional economic declines. We are particularly dependent on advertising revenue from the New York, Los Angeles and Miami markets, which accounted for more than 60% of our net revenue for the year ended December 31, 2012. An economic decline in any of these markets could materially adversely impact our results of operations.

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

The absence of a full recovery in the U.S. economy has caused reductions in advertising revenues from the automotive, retail, financial and other industries. We generate a greater percentage of our advertising revenue from the automotive industry than any other industry, for example, including radio advertising by local automotive dealers and television advertising by manufacturers and dealers. Advertising spending in the automotive industry remains lower than pre-recession levels, and other industries, such as the retail industry, have also not shown significant growth. Our long-term growth strategy and our long-term liquidity depend on recovery in these important industries.

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

Our operations and performance depend significantly on the United States and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our clients. We believe that this economic condition may continue in future periods, as our advertisers alter their purchasing activities in response to the new economic reality, and, among other things, our advertisers may change or scale back future purchases of advertising time. This uncertainty may affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising or if current economic conditions persist or deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

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

Our New York, Los Angeles and Miami markets accounted for more than 60% of our net revenue for the year ended December 31, 2012. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.

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

We have pursued, and will continue to pursue, as a growth strategy the expansion of our media business through selective acquisitions and affiliations, primarily in the largest U.S. Hispanic markets, such as our acquisition of a television station in the greater Houston area in 2011. We cannot assure you that our growth strategy will be successful. Our growth strategy is subject to a number of risks, including, but not limited to:

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

The success of our radio stations depends on the popularity and appeal of our content, which is difficult to predict.

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

For the years ended December 31, 2012 and 2011, our broadcast television operation was not profitable and may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

Our industry is subject to technological changes and, if we are unable to match or surpass such changes, we may lose competitive advantage and market opportunities. The success of the television operation is largely dependent on certain factors, such as the extent of distribution of the developed programming, the ability to attract viewers and advertisers, the ability to acquire programming, and the market and advertiser acceptance of our programming. We may not be successful in our initiatives, and our initiatives may fail to generate revenues and may ultimately be unprofitable.

If we have not recorded positive consolidated station operating income for our television segment for the applicable period, beginning on April 15, 2013, additional interest will be payable in cash at a rate of 2.00% per annum (the Additional Interest) on (i) the original principal amount of our 12.5% senior secured notes due 2017 plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period. Please see “Risks Related to Our Indebtedness and Preferred Stock” for further discussion related to our 12.5% senior secured notes due 2017. We recorded positive consolidated station operating income for our television segment for the last six months of 2012, the first applicable period for which the covenant was in effect.

Increased use by consumers of digital video recording technologies may decrease viewership of advertisements and result in decreased advertising revenues for our television stations.

Digital video recording technologies offered by cable and satellite systems allow viewers to digitally record, store and play back television programming at a later time. Most of these technologies permit viewers to fast forward through advertisements; however, a digital video recording system introduced by satellite provider DISH Network in 2012 permits viewers that record and play back programming to skip advertisements entirely, subject to certain time limitations. The major broadcast networks have challenged the DISH ad-skipping technology in court, and the outcome of the litigation is unknown. The use of these technologies may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower the advertising revenues of our television stations. The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing plus viewing of a digitally recorded program on the same day as the original air date and give broadcasters no credit for delayed viewing that occurs after the original air date. The effects of new ratings system technologies including people meters and set-top boxes, and the ability of such technologies to be a reliable standard that can be used by advertisers, is currently unknown.

The loss of distribution agreements could materially adversely affect our results of operations.

Our MegaTV television operation has entered into station distribution agreements that allow us to serve markets representing over 3.5 million Hispanic households. One of these agreements expire within the next year if not renewed. If our distribution agreements are terminated or not extended, our ability to reach our viewers and receive licensing fees may be adversely affected, which could adversely affect our business, financial condition and results of operations. Although we expect to renew these agreements or make other arrangements to reach viewers, there is no assurance that we will be able to do so. For example, in 2011 we discontinued broadcasting MegaTV over the air in the New York City, Chicago and Puerto Rico markets after being unable to reach satisfactory terms with the counterparties to our station distribution agreements in those markets. We receive advertising inventory from our affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by MegaTV into its programming. In addition, primarily with respect to Multichannel Video Programming Distributors, we receive a fee for providing such programming. The loss of distribution agreements of our MegaTV television operation could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewal on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue and fees.

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

Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our businesses. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements, such as DVRs and portable digital devices, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers, and could, therefore, adversely affect our revenues. In addition, further increases in the use of portable digital devices that allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our broadcasting advertising revenues. In addition, the expansion of cable television and other technological changes, including the entry by certain telecommunications companies into the video services delivery market, and the launch of over-the-top providers that deliver programming to viewers over the Internet has increased, and may continue to increase, competitive demand for programming. Other cable providers and direct-to-home satellite operators are developing new video compression techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television options increase competition for viewers, and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. Such a competitive environment may increase the demand for programming, thereby making it more expensive to acquire new programming or renew current programming. The ability to anticipate and adapt to changes in technology on a timely basis and exploit new sources of revenue from these changes will affect our ability to continue to grow and increase our revenue.

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

As of December 31, 2012, we had approximately $355.9 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $323.1 million on our consolidated balance sheets. These unamortized intangible assets represented approximately 76% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, cease to be amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

We currently account for our FCC broadcast licenses as indefinite-lived assets. In the event we are no longer able to conclude that our FCC broadcast licenses have indefinite lives, we may be required to amortize such licenses. The amortization of our FCC broadcast licenses would affect our earnings and earnings per share.

The impairment tests require us to make estimates of the fair value of our intangible assets, which is determined by using a discounted cash flow methodology. Since a number of factors may influence the fair value of our intangible assets, we are unable to predict whether impairments of goodwill or other indefinite lived intangibles will occur in the future. From time to time in the past, we have incurred significant impairment charges, which have materially adversely affected our results of operations.

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

As of December 31, 2012 and 2011, we did not identify any material weaknesses in our internal controls over financial reporting as defined by the Public Company Accounting Oversight Board. In future years, there can be no assurance that we will not have material weaknesses that would be required to be reported. If we are unable to assert that our internal controls over financial reporting are effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse impact on our business and financial condition.

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

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 83% of the combined voting power of our outstanding shares of common stock as of December 31, 2012. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, mergers and acquisitions and sales of all or substantially all of our assets. In addition, Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy.

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

The television and radio broadcasting and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, we are required to obtain, and periodically renew, licenses from the FCC to operate our radio and television stations. The FCC may not approve our future renewal applications, or it may approve them for less than the full term or subject to conditions or qualifications. The FCC broadcasting license for our flagship WSKQ-FM station, which accounts for a material portion of our net revenue, expired on June 1, 2006. The FCC has yet to take action on our application to renew this license, which is opposed by several parties who allege, among other things, that WSKQ-FM has broadcast indecent material. Although the station continues to operate under its expired license pursuant to FCC rules, until the FCC takes action on the renewal (the FCC grants renewal of broadcast licenses in the great majority of cases), we cannot be assured that the license will be renewed on favorable terms or at all. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses (including the license for our WSKQ-FM station) could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We must also comply with extensive FCC regulations and policies in the ownership and operation of our television and radio stations and our television network. FCC regulations limit the number of television and radio stations that a licensee can own in a market and the household reach of television stations nationwide. Under the Communications Act, every three years each television broadcast station is required to elect to exercise the right, either to require cable television system and direct broadcast satellite (DBS) operators in its local market to carry its signal (must carry), or to prohibit carriage or condition it upon payment of a fee or other consideration. These “must carry” rights are not absolute, and under some circumstances, a cable system or DBS operator may be entitled not to carry a given station. The FCC’s current rules require cable and DBS operators to carry only one channel of the digital signal of our television stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment. Cable systems and DBS operators may not continue to carry our owned or affiliated television broadcast stations. The failure of a cable system or DBS operator to carry one of our owned or affiliated television stations could have a material adverse effect on our revenues.

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

In March 2010, the FCC delivered its National Broadband Plan to Congress. The Plan reviews the nation’s broadband infrastructure and recommends a number of initiatives designed to spur broadband deployment and use. In an effort to make available more spectrum for wireless broadband services, the Broadband Plan proposes to recapture and reallocate certain spectrum including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees sharing in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to provide the amount of spectrum the FCC considers necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In November 2010, the FCC issued rulemakings containing proposals that would enable wireless providers to have equal access to broadcast spectrum that could be made available through spectrum auctions as well as proposals to enable TV stations to voluntarily combine operations on a single TV channel. In February 2012, Congress passed legislation authorizing the FCC to conduct a reverse incentive auction in which licensees of television stations may voluntarily relinquish their spectrum usage rights in exchange for a portion of the proceeds received from new licensees who successfully bid in a forward auction for the right to use the repurposed spectrum. The statute also authorizes the FCC to repack the spectrum now used by television broadcasters, subject to certain limitations, including the obligation to make all reasonable efforts to preserve the coverage area and population served by a television station. In October 2012, the FCC released a Notice of Proposed Rulemaking that includes proposals for the conduct of the reverse and forward spectrum auctions and the spectrum repacking process. At this time we cannot predict the timing or outcome of implementation of the FCC’s proposed spectrum auctions and repacking, or how they will affect our television stations.

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

In July 2010, the United States Court of Appeals for the Second Circuit (Second Circuit) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. The case was argued before the Supreme Court, and in June 2012 the Supreme Court issued a decision which held that the FCC could not fine ABC and Fox for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. The Court also held that the FCC’s indecency standards did not violate the First Amendment. The result of this decision on the FCC’s enforcement practices remains unclear, and the FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Our businesses depend upon maintaining their broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years and are subject to renewal thereafter. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. A few of our stations are operating on expired licenses while their applications for renewal remain pending, and certain of our other broadcast licenses will expire and require renewal in the near future. We cannot be certain that our future renewal applications will be approved or that the renewals will not include conditions or qualifications that could adversely affect our operations or result in material impairments, which could adversely affect our business, financial condition, results of operations and cash flows. If any of our FCC licenses are not renewed, we could be prevented from operating the affected station and generating revenue from it.

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

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. On July 7, 2011, the United States Court of Appeals for the Third Circuit upheld the FCC’s last media ownership review order, to the extent that the FCC retained most of its media ownership rules, and vacated the portion of that order that sought to relax restrictions on common ownership of broadcast stations and daily newspapers. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) as part of its 2010 quadrennial review of its media ownership rules. The NPRM proposes to leave in place most of the current rules but does tentatively propose to revise the prohibition against owning a daily newspaper and a broadcast station in the largest markets and proposes to eliminate the radio-television cross-ownership rule, which restricts the number of television and radio stations an entity can own in a market. In addition to the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against us or any of our license-holding subsidiaries, or any FCC license from which we are acquiring a station, could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on, its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock. In addition, where proposed acquisitions might result in local radio advertising revenue concentration, the Department of Justice and/or the Federal Trade Commission could undertake their own reviews and could attempt to block or place restrictions or conditions on such transactions.

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

We do not currently satisfy the minimum market value requirement of $15,000,000 for continued listing of our Class A common stock on the NASDAQ Global Market. The NASDAQ Stock Market, or NASDAQ, provided us with an initial grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the minimum market value requirement. We did not regain compliance with the minimum market value requirement by April 1, 2013. On March 29, 2013, we filed an application to be listed on the NASDAQ Capital Market. If the application is approved by NASDAQ, our Class A common stock will continue to be listed on the NASDAQ Global Market until it is switched to the NASDAQ Capital Market, which is expected to occur in April 2013. We expect the application to be approved, but there can be no guarantee that it will be. If our application is not approved, NASDAQ will provide written notification to us that our Class A common stock is subject to delisting from the NASDAQ Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel. We have not yet decided whether we would request a hearing or permit our Class A common stock to be delisted. If the Class A common stock were to be delisted, it could negatively affect the liquidity and price of the Class A common stock.

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

Risks Related to Our Indebtedness and Preferred Stock

Our substantial indebtedness under our Series B preferred stock and under our 12.5% senior secured notes due 2017 (the Notes) could adversely affect our financial condition.

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

Under the terms of our Series B preferred stock, each holder of Series B preferred stock may request that we repurchase (subject to the legal availability of funds and the Delaware General Corporation Law) all or a portion of its shares of Series B preferred stock on October 15, 2013 at a price equal to 100% of the liquidation preference of such shares, plus all accumulated and unpaid dividends on those shares to the date of repurchase. In addition, the terms of our Series B preferred stock require us, in the event of a change of control, to offer to repurchase all or a portion of a holder’s shares at an offer price in cash equal to 101% of the liquidation preference of the shares, plus an amount in cash equal to all accumulated and unpaid dividends on those shares up to but excluding the date of repurchase. In either case, we may not have sufficient legally available funds to make such repurchases. As of December 31, 2012, our outstanding Series B preferred stock had an aggregate liquidation preference of $92.3 million; we had accumulated and unpaid dividends on those shares in an amount equal to $29.4 million; and we had $26.7 million in cash and cash equivalents.

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

If we do not repurchase our Series B preferred stock upon request in 2013, our Series B preferred stockholders may commence legal action to try to require us to do so. We can only make such repurchases out of legally available funds. The determination of the legal availability of funds to effect a repurchase will be made by our board of directors based on all available information as of such time, including management’s recommendation, the recommendations of any third party advisors, the facts and circumstances, contractual commitments and restrictions at that time and pursuant to the Delaware General Corporation Law. Questions regarding the legal availability of funds could arise, however, that are not addressed by existing case law. If we were to determine that we did not have sufficient legally available funds to repurchase shares of Series B preferred stock and any holder of Series B preferred stock were to disagree with that determination, that holder might bring a lawsuit against us and our directors.

We expect that we would have strong arguments against any claim (whether relating to the legal availability of funds or otherwise) that the holders of the Series B preferred stock may bring, but we cannot predict with certainty how any given court might rule. Although we believe such a claim would be procedurally defective, holders of the Series B preferred stock could attempt to bring a lawsuit before the redemption date. Even if a challenge by the holders of the Series B preferred stock were unsuccessful, the litigation itself could be costly, have material adverse effects on our operations by diverting management’s attention from our ongoing business, harming our ability to obtain additional financing and damaging our reputation and potentially causing us to lose advertising or other revenues.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations and our obligations under our Series B preferred stock, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Any such disposition of assets may also be subject to FCC approval, which we may not be able to obtain. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations or our obligations with respect to our Series B preferred stock. The indenture that governs the Notes restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness or obligations when they become due. Accordingly, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due or to meet our obligations with respect to our Series B preferred stock.

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

The terms of the indenture that governs the Notes and the Series B preferred stock restrict our current and future operations, particularly our ability to respond to changes or take certain actions.

The terms of our Series B preferred stock and the indenture that governs the Notes contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to satisfy our current obligations;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities, including acquisition opportunities.

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

The interest rate on the Notes will increase if the company does not comply with certain financial or operational covenants in the indenture governing the Notes.

Beginning on April 15, 2013, additional interest will be payable in cash at a rate of 2.00% per annum (the Additional Interest) on (i) the original principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, unless (a) we have recorded positive consolidated station operating income for our television segment or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00. The Additional Interest service obligations would reduce the amount of cash we have available for our operations and to satisfy our other obligations, which could have a material adverse effect on us.

Capital requirements necessary to implement strategic initiatives could pose risks.

The purchase price of possible selective acquisitions of radio or television stations and/or other strategic initiatives could require additional debt or equity financing on our part. Since the terms and availability of financing for these purposes depend to a large degree upon general economic conditions and third parties over which we have no control, we may be unable to obtain the needed financing on attractive terms or at all. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego certain opportunities. If we do incur additional indebtedness to finance strategic initiatives, that additional indebtedness will increase our leverage and could make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

We may not have the funds or the ability to obtain additional financing for working capital, capital expenditures, executing our business strategy or other general corporate purposes.

We may need additional financing due to future developments or changes in our business plan. We may need to rely on cash from operations to support our capital expenditures and business strategy. In addition, our actual funding requirements for working capital, capital expenditures, executing our business strategy or other general corporate purposes could vary materially from our current estimates. If additional financing is needed, our substantial indebtedness may make it difficult for us to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, our business, financial condition, results of operations and cash flow could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Each of our media segments requires offices, broadcasting studios, and transmission facilities to support our operations. Our properties are primarily located in owned facilities, as summarized below:

	Aggregate size
	of property in		Lease
	square feet	Owned or	expiration
Location	(approximate) (1)	leased	date
New York, NY (2)	12,100	Owned	N/A
Los Angeles, CA (3)	40,000	Owned	N/A
Miami, FL (4)	70,000	Owned	N/A
Guaynabo, PR (5)	29,000	Owned	N/A

(1)	Excludes properties owned or leased that are less than 12,000 square feet.
(2)	Facility is used for the offices and studios for our New York radio stations and certain internet and television operations.
(3)	Facility is used for the offices and studios for our Los Angeles radio stations and certain internet and television operations.
(4)	Facility is used as the principal site for our television, internet and Miami radio studios, production, operation, and sales offices. Our corporate offices are also in this facility.
(5)	Facility is used for the offices, operations and studios of our Puerto Rico broadcast stations and television operations.

In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We also own a tower site in Signal Hill, California where we lease space to a public broadcast station and other members of the telecommunications industry.

We lease (i) all of our other transmitter sites, with lease terms that expire between 2013 and 2044, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio stations in Chicago and San Francisco.

We lease backup transmitter facilities for our stations WSKQ-FM and WPAT-FM in New York, KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM, WCMQ-FM and WXDJ-FM in Miami, and KRZZ-FM in San Francisco.

We own the back-up transmitter site in San Juan, Puerto Rico for the five radio stations covering the San Juan metropolitan area. These backup transmitter facilities are a significant part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency. We have a backup studio site for KRZZ-FM serving the San Francisco market in San Jose.

We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control and production facilities located in Miami, New York, Los Angeles and Puerto Rico. We lease a combined studio and tower site in Key West, Florida for WSBS-TV and a transmitter site for WSBS-CA, in Pembroke Park, Florida. In addition, we lease office space in Houston, Texas for KTBU-TV, which houses our sales offices and operations.

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

Lehman Complaint

On February 14, 2013, Lehman Brothers Holding Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery seeking a declaratory judgment that a voting rights triggering event had occurred (as of August 1, 2011) under our Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim states that as a result of such voting rights triggering event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 under the Senior Secured Note Indenture were prohibited incurrences of indebtedness under the Certificate of Designations. Additionally, LBHI seeks an award of unspecified contract damages. We deny the allegations contained in the LBHI complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in the our public filings dating back to 2009. On March 11, 2013, we filed a motion to dismiss the complaint. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

Wolf, et al., Litigation

On November 28, 2001, named plaintiff, Mitchell Wolf brought a class action lawsuit against SBS, its underwriters, two members of SBS’ senior management team, one of whom is the Chairman of SBS’ Board of Directors, and another SBS director, alleging certain violations of federal securities laws, including SEC Rules 10b-5 and 11, in connection with SBS’ initial public offering in 1999. The lawsuit is one of 309 similar lawsuits involving more than 300 issuers (collectively, the “Issuer Defendants”), 40 underwriters (collectively, the “Underwriter Defendants”) and 1,000 individual defendants (collectively, the “Individual Defendants”) which have been assigned for consolidated pretrial purposes to one judge in the United States District Court for the Southern District of New York (the “trial court”). The 10b-5 claims were since dismissed as to the Individual Defendants, and, in 2007, tolling agreements were entered into pursuant to which the Individual Defendants, including SBS’ managers and directors, were dismissed from the case without prejudice in exchange for documentation showing that the Issuers had entity coverage for the period in question. Additionally, a subset of plaintiffs’ Section 11 claims (alleging civil liabilities on account of false registration statements) were dismissed by the trial court and the class allegations relating to the Section 10b-5 claims were stricken with respect to several of the consolidated actions, including the action against SBS.

On October 5, 2009, the trial court issued a final order of approval of a settlement of all of the consolidated actions, including the action against SBS. Although several members of the plaintiff class initially objected to and/or appealed the settlement, all objections and appeals have since been withdrawn or dismissed with prejudice and the settlement was finalized on January 10, 2012. The settlement resulted in a release of all claims against the Underwriter Defendants and the Issuer Defendants, and their officers and directors, in exchange for an aggregate sum of approximately $600 million (the “Settlement Amount”) paid into a settlement fund for the benefit of the class plaintiffs. Our share of the Settlement Amount was funded by insurance.

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

	2012		2011
	High	Low	High	Low
First quarter	$7.47	2.78	12.10	7.00
Second quarter	7.50	2.78	9.80	5.80
Third quarter	7.10	2.84	7.55	1.55
Fourth quarter	3.84	1.15	4.05	0.95

(b)	Record Holders

As of March 21, 2013, there were approximately 118 record holders of our Class A common stock, three record holders of our Class B common stock and one record holder of our Class C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Class C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Class C preferred stock is convertible into two shares of Class A common stock.

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

On April 4, 2012, the Board of Directors declared a cash dividend for the dividend due April 15, 2012 to the holders of our Series B preferred stock of record as of April 1, 2012. The cash dividend of $26.875 per share was paid in cash on April 16, 2012.

On March 29, 2013, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The cash dividend of $26.875 per share is to be paid in cash on April 15, 2013.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements (and, in the case of the four most recent scheduled dividends, the restrictive covenants under the Indenture), it was not prudent to declare or pay the dividends scheduled for January 15, 2013, October 15, 2012, July 15, 2012, and January 15, 2012.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarterly dividend periods, a “voting rights triggering event” will have occurred. Following the occurrence, and during the continuation, of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We own and/or operate 21 radio stations in markets that reach approximately 40% of the Hispanic population in the United States, including Puerto Rico. In addition, we broadcast via our owned and operated television stations in South Florida and Houston and through distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We operate two reportable segments: radio and television.

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. Los Angeles and New York have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the years ended 2012 and 2011, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 87% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the years ended 2012 and 2011, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 13% of our consolidated net revenues.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2012 and 2011, local revenue comprised 67% – 68% of our gross revenue.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the years ended 2012 and 2011, national revenue comprised 17% of our gross revenue. Network sales generally consists of advertising airtime sold to our network sales partner and for the years ended 2012 and 2011, comprised 3%—5% of our gross revenue.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the years ended 2012 and 2011, these revenues combined comprised approximately 11% – 12% of our gross revenue.

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

•	Syndication revenue. We receive syndication revenue from licensing various MegaTV content internationally.

•	Subscriber revenue. We receive subscriber revenue in the form of a per subscriber based fee, which is paid to us by cable and satellite providers.

•	Other revenue. We receive other ancillary revenue such as rental income from renting available tower space or sub-channels.

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

Year Ended 2012 Compared to Year Ended 2011

The following summary table presents separate financial data for each of our operating segments (in thousands).

	2012	2011
Net revenue:
Radio	$121,414	123,155
Television	18,108	17,829

Consolidated	$139,522	140,984

Engineering and programming expenses:
Radio	$20,101	22,488
Television	11,144	14,993

Consolidated	$31,245	37,481

Selling, general, and administrative:
Radio	$49,108	43,637
Television	8,521	8,796

Consolidated	$57,629	52,433

Corporate expenses	$7,507	7,247
Depreciation and amortization:
Radio	$2,062	2,267
Television	2,999	2,629
Corporate	403	540

Consolidated	$5,464	5,436

(Gain) loss on disposal of assets, net:
Radio	$(15)	(8)
Television	—	6
Corporate	—	(8)

Consolidated	$(15)	(10)

Impairment of assets and restructuring costs:
Radio	$48	—
Television	11	—
Corporate	383	207

Consolidated	$442	207

Operating (loss) income:
Radio	$50,110	54,771
Television	(4,567)	(8,595)
Corporate	(8,293)	(7,986)

Consolidated	$37,250	38,190

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2012 and 2011. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and notes.

	2012	2011
	(In thousands)
Net revenue	$139,522	140,984
Engineering and programming expenses	31,245	37,481
Selling, general, and administrative expenses	57,629	52,433
Corporate expenses	7,507	7,247
Depreciation and amortization	5,464	5,436
(Gain) loss on disposal of assets, net	(15)	(10)
Impairment of assets and restructuring costs	442	207

Operating income	37,250	38,190
Interest expense, net	(36,543)	(8,182)
Loss on early extinguishment of debt	(391)	—
Income tax expense	1,597	6,306

Net (loss) income	$(1,281)	23,702

Net Revenue

The decrease in our consolidated net revenues of $1.5 million or 1% was due to the decrease in our radio segment net revenues. Our radio segment net revenues decreased by $1.7 million or 1%, primarily due to decreases in national and network sales, and special events revenue, offset by increases in barter, interactive and local sales. The decrease in national sales took place mainly in our New York and Chicago markets and the decrease in network sales occurred throughout all of our markets. The decrease in special events revenue occurred in our Puerto Rico, Los Angeles and New York markets. The increases in barter and interactive sales took place throughout all of our markets and the increase in local sales was mainly in our New York, Los Angeles and Puerto Rico markets. Our television segment net revenues increased $0.3 million or 2%, largely due to increases in paid-programming, sub-channel rental revenue, barter and interactive sales, offset by decreases in national, local and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $6.2 million or 17% was due to the decreases in both our radio and television segments expenses. Our television segment expenses decreased $3.8 million or 26%, mainly due to decreases in originally produced programming costs, compensation and benefits, and a reduction in broadcasting rights fees related to our former New York, Puerto Rico and Chicago outlets. Our radio segment expenses decreased $2.4 million or 9%, primarily due to decreases in music license fees and legal settlements.

Selling, General, and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $5.2 million or 10% was due to the increase in our radio segment expenses. Our radio segment expenses increased $5.5 million or 13%, mainly due to increases in local and national commissions, barter expense, and compensation and benefits, offset by decreases in special events expenses and professional fees. Our television segment expenses decreased $0.3 million or 3%, primarily due to decreases in compensation and benefits, advertising and promotions, and facilities expenses, offset by an increase in barter expenses.

Corporate Expenses

The increase in corporate expenses of $0.3 million or 4% was primarily a result of the increase in compensation and benefits related to bonuses awarded for the successful 2012 debt refinancing, offset by decreases in professional fees and rent expense.

Impairment of Assets and Restructuring Costs

The impairment charges and restructuring costs were largely related to an impairment charge recognized on the sub-lease of leased corporate office space.

Operating Income

The decrease in operating income of $0.9 million or 2% was mainly due to the decrease in net revenues.

Interest Expense, Net

The increase in interest expense of $28.4 million was due to the increase in our interest rate and amortization of deferred financing costs related to our new 12.5% senior secured notes due 2017 (the “Notes”). On February 7, 2012, we issued $275 million in aggregate principal amount of the Notes at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to this offering. Our Notes have an effective interest rate of approximately 13.3%, including the original issue discount. We also incurred approximately $17.6 million in transaction costs, which is being amortized over the life of our Notes and recorded as interest expense.

Loss on Early Extinguishment of Debt

The loss on the early extinguishment of debt was due to the write-off of unamortized deferred financing costs related to the repayment and termination of the senior credit facility, on February 7, 2012.

Income Tax Expense

The decrease in income tax expense of $4.7 million was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.

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

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period, including, among other things, required semi-annual interest payments pursuant to the Notes and capital expenditures, excluding the repurchase of our Series B preferred stock. Disruptions in the capital and credit markets may result in increased borrowing costs associated with our short-term and long-term debt.

Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	we will continue to successfully implement our business strategy;

•	we will not use cash flows from operating activities to repurchase the Series B preferred stock; and

•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters or legal judgments.

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

Refinancing of Company’s Debt

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the senior credit facility term loan (the “First Lien Credit Facility”), and to pay the transaction costs related to the offering. As a result of the repayment and termination of the First Lien Credit Facility, we recognized a loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs of approximately $0.4 million during the year ended December 31, 2012.

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

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes will be fully and unconditionally guaranteed by each of our existing and future wholly owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the Puerto Rican Subsidiaries), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of our nonguarantor subsidiaries.

Covenants and Other Matters – The Indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the guarantors to:

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

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2012 and 2011, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	2012	2011	Change
	(In thousands)
Capital expenditures:
Radio	$407	822	(415)
Television	937	1,757	(820)
Corporate	247	156	91

Consolidated	$1,591	2,735	(1,144)

Net cash flows provided by operating activities	$14,563	33,012	(18,449)
Net cash flows used in investing activities	(1,581)	(10,698)	9,117
Net cash flows used in financing activities	(57,588)	(6,188)	(51,400)

Net (decrease) increase in cash and cash equivalents	$(44,606)	16,126	(60,732)

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

Net Cash Flows Used in Investing Activities

Changes in our net cash flows from investing activities were a result of the decrease in our capital expenditures. The decrease in our capital expenditures is primarily related to the absence in 2012 of the 2011 build out of our Puerto Rico television studios and the acquisition of Houston television station KTBU-TV and its related equipment.

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

Common and Preferred Stock

As of December 31, 2012, we had the following series of capital stock outstanding:

•

92,349 issued shares of 10  3/4% Series B cumulative exchangeable redeemable preferred stock with an aggregate liquidation preference of $92.3 million and accumulated and unpaid dividends of $29.4 million;

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

Recent Developments

Lehman Complaint

On February 14, 2013, Lehman Brothers Holding Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery seeking a declaratory judgment that a voting rights triggering event had occurred (as of August 1, 2011) under our Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim states that as a result of such voting rights triggering event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 under the Senior Secured Note Indenture were prohibited incurrences of indebtedness under the Certificate of Designations. Additionally, LBHI seeks an award of unspecified contract damages. We deny the allegations contained in the LBHI complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in the our public filings dating back to 2009. On March 11, 2013, we filed a motion to dismiss the complaint. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

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

Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we were provided an initial grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the Rule. We did not regain compliance with the Rule by April 1, 2013. On March 29, 2013, we filed an application to be listed on the NASDAQ Capital Market. If the application is approved by NASDAQ, our Class A common stock will continue to be listed on the NASDAQ Global Market until it is switched to the NASDAQ Capital Market, which is expected to occur in April 2013. We expect the application to be approved, but there can be no guarantee that it will be. If our application is not approved, NASDAQ will provide written notification to us that our Class A common stock is subject to delisting from the NASDAQ Global Market, at which time we will have an opportunity to appeal the determination to a NASDAQ Hearings Panel.

We have not yet decided whether we would request a hearing or permit our Class A common stock to be delisted. If the Class A common stock were to be delisted, it could negatively affect the liquidity and price of the Class A common stock.

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

On April 4, 2012, the Board of Directors declared a cash dividend for the dividend due April 15, 2012 to the holders of our Series B preferred stock of record as of April 1, 2012. The cash dividend of $26.875 per share was paid in cash on April 16, 2012.

On March 29, 2013, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The cash dividend of $26.875 per share is to be paid in cash on April 15, 2013.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements (and, in the case of the four most recent scheduled dividends, the restrictive covenants under the Indenture), it was not prudent to declare or pay the dividends scheduled for January 15, 2013, October 15, 2012, July 15, 2012, and January 15, 2012.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarterly dividend periods, a “voting rights triggering event” will have occurred. Following the occurrence, and during the continuation, of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

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

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (ASC 350), we do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of FASB ASC Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization, to certain of our FCC broadcasting licenses, if their market operations are consolidated.

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

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2013 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 10.5% for radio licenses and 11.0% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of December 31, 2012. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $11.3 million.

As of December 31, 2012, the percentage by which the fair value of our FCC broadcasting licenses exceeded (or equaled) their carrying values were as follows:

Market 1	9%
Market 2	39%
Market 3	11%
Market 4	41%
Market 5	2%
Market 6	2%
Market 7	38%
Market 8	21%

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. ASC 350 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under ASC 350, Radio and Television. We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics, including consideration of the requirements in FASB ASC 280, Segment Reporting, as required by ASC 350. Our evaluation included consideration of factors such as regulatory environment, business model, gross margins, nature of services and the process for delivering these services.

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

During the years ended December 31, 2012 and 2011, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) our recent NASDAQ delisting notice; (2) limited trading volume; (3) the impact of our television segment operating losses; and (4) the significant voting control of our Chairman and CEO.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheets. FASB ASC 740, Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles – Goodwill and Other, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

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

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We implemented the provisions of ASU 2012-02 as of January 1, 2013 and did not have a material impact on our consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2012 and 2011, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports or filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2012, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures on an ongoing basis and may, from time to time, make changes aimed at enhancing their effectiveness to ensure that they evolve with our business.

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

Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of December 31, 2012 in accordance with the COSO criteria.

Attestation Report of the Registered Public Accounting Firm

Not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information called for by Item 14 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2012 and 2011;

•	Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2012 and 2011;

•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2012 and 2011;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and

•	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm;

•	Financial Statement Schedule – Valuation and Qualifying Accounts.

3.	Exhibits Required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spanish Broadcasting System, Inc.:

We have audited the accompanying consolidated balance sheets of Spanish Broadcasting System, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Miami, Florida

April 1, 2013

Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$26,660	71,266
Receivables:
Trade	27,638	24,014
Barter	377	627

	28,015	24,641
Less allowance for doubtful accounts	1,592	844

Net receivables	26,423	23,797
Prepaid expenses and other current assets	2,161	4,354

Total current assets	55,244	99,417
Property and equipment, net	38,014	41,743
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $642 in 2012 and $380 in 2011	1,906	2,168
Deferred financing costs, net of accumulated amortization of $3,015 in 2012 and $7,137 in 2011	14,601	465
Other assets	1,792	1,858

Total assets	$467,418	501,512

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,275	16,783
Accrued interest	7,339	280
Unearned revenue	527	914
Other liabilities	669	795
Current portion of the senior credit facility term loan due 2012	—	36,313
Current portion of other long-term debt	3,009	3,039
Series B cumulative exchangeable redeemable preferred stock dividends payable	29,369	21,923

Total current liabilities	57,188	80,047
Other liabilities, less current portion	802	603
Derivative instruments	816	740
Senior credit facility term loan due 2012, less current portion	267,806	266,750
Other long-term debt, less current portion	8,262	11,271
Deferred income taxes	86,049	84,368

Total liabilities	420,923	443,779

Commitments and contingencies (notes 13, 15, and 17)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at December 31, 2012 and 2011, respectively	92,349	92,349
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	525,281	525,235
Accumulated other comprehensive loss, net	(816)	(740)
Accumulated deficit	(570,323)	(559,115)

Total stockholders’ deficit	(45,854)	(34,616)

Total liabilities and stockholders’ deficit	$467,418	501,512

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive (Loss) Income

Years ended December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
Net revenue	$139,522	140,984
Operating expenses:
Engineering and programming	31,245	37,481
Selling, general and administrative	57,629	52,433
Corporate expenses	7,507	7,247
Depreciation and amortization	5,464	5,436

Total operating expenses	101,845	102,597
Gain on the disposal of assets	(15)	(10)
Impairment charges and restructuring costs	442	207

Operating income	37,250	38,190
Other (expense) income:
Interest expense	(36,555)	(8,217)
Interest income	12	35
Loss on early extinguishment of debt	(391)	—

(Loss) income before income taxes	316	30,008
Income tax expense	1,597	6,306

Net (loss) income	(1,281)	23,702
Dividends on Series B preferred stock	(9,927)	(9,927)

Net (loss) income available to common stockholders	$(11,208)	13,775

Basic net (loss) income per common share	$(1.54)	1.90
Diluted net (loss) income per common share	(1.54)	1.89
Weighted average common shares outstanding:
Basic	7,267	7,267
Diluted	7,267	7,278
Net (loss) income	(1,281)	23,702
Other comprehensive (loss) income, net of taxes- unrealized gain (loss) on derivative instrument	(76)	89

Total comprehensive (loss) income	(1,357)	23,791

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2012 and 2011

(In thousands, except share data)

	Class C preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	paid-in capital	comprehensive loss, net	Accumulated deficit	stockholders’ deficit
Balance at December 31, 2010	380,000	$4	4,163,991	$—	2,340,353	$—	525,205	(829)	(572,890)	(48,510)
Issuance of Class A common stock from vesting of restricted stock	—	—	3,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	30	—	—	30
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,927)	(9,927)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	23,702	23,702
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	89	—	89

Balance at December 31, 2011	380,000	4	4,166,991	—	2,340,353	—	525,235	(740)	(559,115)	(34,616)
Stock-based compensation	—	—	—	—	—	—	46	—	—	46
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,927)	(9,927)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(1,281)	(1,281)
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	(76)	—	(76)

Balance at December 31, 2012	380,000	$4	4,166,991	$—	2,340,353	$—	525,281	(816)	(570,323)	(45,854)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,281)	23,702
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on the disposal of assets	(15)	(10)
Impairment charges and restructuring costs	379	207
Stock-based compensation	46	30
Depreciation and amortization	5,464	5,436
Net barter income	(388)	(487)
Provision for trade doubtful accounts	1,091	801
Loss on early extinguishment of debt	391	—
Amortization of deferred financing costs	3,122	1,049
Amortization of orginal issued discount	1,056	—
Deferred income taxes	1,681	6,121
Unearned revenue-barter	147	528
Changes in operating assets and liabilities:
Trade receivables	(3,967)	1,690
Prepaid expenses and other current assets	299	(1,135)
Other assets	66	309
Accounts payable and accrued expenses	(400)	(908)
Accrued interest	7,059	(3,777)
Other liabilities	(187)	(544)

Net cash provided by operating activities	14,563	33,012

Cash flows from investing activities:
Purchases of property and equipment	(1,591)	(2,735)
Proceeds from the sale of property and equipment	10	37
Acquisition of a television station and related equipment	—	(8,000)

Net cash used in investing activities	(1,581)	(10,698)

Cash flows from financing activities:
Proceeds from 12.5% senior secured notes due 2017	266,750	—
Payment of financing costs	(15,755)	—
Payment of senior credit facility term loan 2012	(303,063)	(3,250)
Payment of Series B preferred stock cash dividends	(2,481)	(2,482)
Payments of other long-term debt	(3,039)	(456)

Net cash used in financing activities	(57,588)	(6,188)

Net (decrease) increase in cash and cash equivalents	(44,606)	16,126
Cash and cash equivalents at beginning of year	71,266	55,140

Cash and cash equivalents at end of year	$26,660	71,266

Supplemental cash flows information:
Interest paid	$25,238	10,881
Income tax paid, net	$298	8
Noncash investing and financing activities:
Transfer of prepaid expenses and other current assets to deferred financing costs	$(1,861)	—
Promissory note issued for the acquisition of a television station and related equipment	$—	8,000
Unrealized (loss) gain on derivative instruments	$(76)	89
Accrual of Series B preferred stock dividends not declared	$7,446	7,445

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

(c) Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For the years ended December 31, 2012 and 2011, we incurred bad debt expense of $1.1 million and $0.8 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

77	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

78	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

79	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

During the years-ended December 31, 2012 and 2011, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: our recent NASDAQ delisting notice; limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and Chief Executive Officer.

(h) Other Intangible Assets, Net

Other intangible assets, net, consist of favorable leases and agreements acquired. Gross other intangible assets total $2.5 million as of December 31, 2012 and 2011, respectively. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $0.3 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. Estimated amortization expense for the five years subsequent to December 31, 2012 is as follows (in thousands):

Year ending December 31:
2013	$186
2014	96
2015	96
2016	96
2017	96

(i) Deferred Financing Costs

Deferred financing costs relates to our 12.5% Senior Secured Notes due 2017 and our Senior Secured Credit Facility due 2012 (see note 8 and 9). Deferred financing costs are being amortized to interest expense over the term of the related debt using the effective interest method.

(j) Barter Transactions

Barter transactions represent advertising time exchanged for noncash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $8.9 million and $6.1 million for the years ended December 31, 2012 and 2011, respectively. Barter expense amounted to $8.5 million and $5.6 million for the years ended December 31, 2012 and 2011, respectively.

80	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other noninterest expense, respectively (see note 14).

(m) Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.4 million and $0.1 million in the years ended December 31, 2012 and 2011, respectively.

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

81	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

(p) Concentration of Business and Credit Risks

Financial instruments that potentially subject us to concentrations of risk include primarily cash, trade receivables and financial instruments used in hedging activities (see notes 2(v) and 5). We place our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 60% of net revenue for the years ended December 31, 2012 and 2011. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

82	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(q) Basic and Diluted Net (Loss) Income Per Common Share

Basic net (loss) income per common share was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net (loss) income per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net (loss) income applicable to common stockholders and the net (loss) income per common share for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	2012	2011
Net (loss) income	$(1,281)	23,702
Less dividends on Series B preferred stock	(9,927)	(9,927)

Net (loss) income available to common stockholders	$(11,208)	13,775

Basic net (loss) income per common stock	$(1.54)	1.90
Diluted net (loss) income per common stock	(1.54)	1.89
Weighted average common shares outstanding:
Basic	7,267	7,267
Diluted	7,267	7,278

The following is a reconciliation of the shares used in the computation of basic and diluted net (loss) income per share for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	2012	2011
Basic weighted average shares outstanding	7,267	7,267
Effect of dilutive equity instruments	—	11

Dilutive weighted average shares outstanding	7,267	7,278

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net (loss) income per share because their impact is anti-dilutive	134	127

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

83	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

(s) Share-Based Compensation Expense

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2012 and 2011 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

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

84	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

(w) Comprehensive (Loss) Income

Our comprehensive (loss) income consists of net (loss) income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our comprehensive (loss) income consists of net (loss) income and gains (losses) on derivative instruments that qualify for cash flow hedge treatment.

85	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(x) New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We implemented the provisions of ASU 2012-02 as of January 1, 2013 and did not have a material impact on our consolidated financial statements.

(3) Houston TV Asset Acquisition

On May 2, 2011, we entered into an asset purchase agreement (the Houston Purchase Agreement) with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation. Pursuant to the Houston Purchase Agreement, the Company acquired the assets, including licenses, permits and authorizations issued by the Federal Communications Commission used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas.

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

(4) Impairment Charges and Restructuring Costs

We incurred impairment charges and restructuring costs related to the abandonment of a leased office space and losses on various subleased office spaces. During the years 2012 and 2011, we incurred impairment charges and restructuring costs of $0.4 million and $0.2 million, respectively. During the years 2012 and 2011, we paid impairment charges and restructuring costs of $0.4 million and $0.6 million, respectively. As of December 31, 2012 and 2011, the total accrued expenses on our consolidated balance sheets related to impairment charges and restructuring costs was $0.8 million and $1.2 million, which was included in other liabilities.

86	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(5) Derivatives and Hedging Activities

At December 31, 2012 and 2011, derivative financial instruments are comprised of the following (in thousands):

Agreement	Fixed interest rate	Expiration date	2012 Notional amount	2011 Notional amount	2012 Fair value	2011 Fair value
Interest rate swap	6.31%	January 2017	$5,840	6,146	816	740

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

(6) Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011	Estimated useful lives
Land	$7,306	7,306	—
Building and building improvements	35,623	36,506	7–20 years
Tower and antenna systems	6,370	6,352	10 years
Studio and technical equipment	23,455	22,979	5–10 years
Furniture and fixtures	5,386	5,422	5–10 years
Transmitter equipment	8,862	8,752	10 years
Leasehold improvements	2,865	3,295	1–20 years
Computer equipment and software	7,339	6,998	3–5 years
Other	1,897	1,967	3–5 years

	99,103	99,577
Less accumulated depreciation and amortization	(61,089)	(57,834)

	$38,014	41,743

During the years ended December 31, 2012 and 2011, depreciation and amortization of property and equipment totaled $5.2 million and $5.3 million, respectively.

87	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(7) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Accounts payable – trade	$1,512	1,749
Accrued compensation and commissions	6,493	4,958
Accrued professional fees	1,279	2,887
Accrued step-up leases	1,379	1,308
Accrued income taxes	1,487	1,995
Other accrued expenses	4,125	3,886

	$16,275	16,783

(8) Senior Secured Credit Facilities

On June 10, 2005, we entered into a first lien credit agreement with Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent (Merrill Lynch), Wachovia Bank, National Association, as documentation agent (Wachovia), Lehman Commercial Paper Inc., as administrative agent (Lehman), and certain other lenders. The First Lien Credit Facility consisted of a term loan in the amount of $325.0 million, payable in twenty-eight consecutive quarterly installments commencing on June 30, 2005. The amount of the quarterly installment due on each such payment date is equal to 0.25% of the original principal balance of the term loan funded on June 10, 2005, which is approximately $0.8 million. The term loan was due and payable on June 10, 2012. On February 7, 2012 we repaid and terminated the First Lien Credit Facility (see note 9).

(9) 12.5% Senior Secured Notes Due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the Notes) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the First Lien Credit Facility (see note 8), and to pay the transaction costs related to the offering.

(a) Interest

The Notes accrue interest at a rate of 12.5% per year. Interest on the Notes is paid semi-annually on each April 15 and October 15, commencing on April 15, 2012. After April 15, 2013, interest will accrue at a rate of 12.5% per annum on (i) the original amount of the Notes plus (ii) any Additional Interest (as defined below) payable but unpaid in any prior interest period, payable in cash on each interest payment date. Further, beginning on the interest payment date occurring on April 15, 2013, additional interest will be payable at a rate of 2.00% per annum (the Additional Interest) on (i) the original principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, (x) on the applicable interest payment date or (y) on the earliest of the maturity date of the Notes, any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable on any interest payment date if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

88	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(b) Collateral and Ranking

The Notes and the guarantees are secured on a first-priority basis by a security interest in certain of the Company’s and the guarantors’ existing and future tangible and intangible assets (other than Excluded Assets (as defined in the Indenture)). The Notes and the guarantees will be structurally subordinated to the obligations of our nonguarantor subsidiaries. The Notes and guarantees will be senior to all of the Company’s and the guarantors’ existing and future unsecured indebtedness to the extent of the value of the collateral.

The Indenture permits us, under specified circumstances, to incur additional debt in the future. The amount of such debt is limited by the covenants contained in the Indenture.

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes will be fully and unconditionally guaranteed by each of our existing and future wholly owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the Puerto Rican Subsidiaries), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees will be structurally subordinated to all existing and future liabilities (including trade payables) of our nonguarantor subsidiaries.

(c) Covenants and Other Matters

The Indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the guarantors to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make other restricted payments;

•	incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;

•	engage in sale-lease back transactions;

•	enter into new lines of business;

•	make certain payments to holders of notes that consent to amendments to the indenture governing the notes without paying such amounts to all holders of notes;

•	create or incur certain liens;

•	make certain investments and acquisitions;

•	transfer or sell assets;

•	engage in transactions with affiliates; and

•	merge or consolidate with other companies or transfer all or substantially all of our assets.

89	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The Indenture contains certain customary representations and warranties, affirmative covenants and events of default which could, subject to certain conditions, cause the Notes to become immediately due and payable, including, but not limited to, the failure to make premium or interest payments; failure by us to accept and pay for Notes tendered when and as required by the change of control and asset sale provisions of the Indenture; failure to comply with certain covenants in the Indenture; failure to comply with certain agreements in the Indenture for a period of 60 days following notice by the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding; failure to pay any debt within any applicable grace period after the final maturity or acceleration of such debt by the holders thereof because of a default, if the total amount of such debt unpaid or accelerated exceeds $15 million; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $15 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

(10) Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Promissory note payable, due in annual principal installments of $2,667, plus interest at 6.0%, commencing August 2012, with balance due on August 2014	$5,333	8,000
Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with the balance due on January 2017	5,840	6,146
Obligation under capital lease with related party payable in monthly installments of $9, including interest at 6.25%, commencing June 1992. See note 13	—	33
Various obligations under capital leases	98	131

	11,271	14,310
Less current portion	(3,009)	(3,039)

	$8,262	11,271

90	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The scheduled maturities of other long-term debt are as follows at December 31, 2012 (in thousands):

Year ending December 31:
2013	$3,009
2014	3,005
2015	336
2016	306
2017	4,615

$11,271

On May 2, 2011, we entered into an asset purchase agreement (the Houston Purchase Agreement) with Channel 55/42 Operating, LP, a Texas limited partnership, USFR Tower Operating, LP, a Texas limited partnership, Humanity Interested Media, L.P., a Texas limited partnership, USFR Equity Drive Property LLC, a Texas limited partnership, and US Farm & Ranch Supply Company, Inc., a Texas corporation. Pursuant to the Houston Purchase Agreement, the Company acquired the assets, including licenses, permits and authorizations issued by the Federal Communications Commission used in or related to the operation of television station KTBU-TV (Digital 42 (Virtual Channel 55)) in Conroe, Texas.

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

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (SBS Miami Broadcast Center), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006. In connection with the acquisition of the real property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the Loan Agreement), a ten-year promissory note in the original principal amount of $7.7 million (the Promissory Note), and a Mortgage, Assignment of Rents and Security Agreement (the Mortgage) in favor of Wells Fargo (formerly Wachovia Bank). The Promissory Note bears an interest rate equal to one-month LIBOR plus 125 basis points and requires monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note is secured by the real property and any related collateral.

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

91	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

92	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

During the years 2012 and 2011, our Board, under management’s recommendation, determined that based on the circumstances at the time, among other things, the then current economic environment and future cash requirements, it was not prudent to declare or pay the January 15, 2013, October 15, 2012, July 15, 2012, January 15, 2012, October 15, 2011, July 15, 2011 and January 15, 2011 cash dividends. As of December 31, 2012, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $29.4 million, which is accrued on our consolidated balance sheet as Series B cumulative exchangeable redeemable preferred stock dividends payable.

On October 15, 2013, we may not have sufficient legally available funds to redeem all or a portion of the Series B preferred stock, plus its accumulated and unpaid dividends. If the holders of shares of Series B preferred stock request that we repurchase all or a portion of their Series B preferred stock we may not be able to do so due to the existing covenants in the Indenture governing our Notes and our lack of legally available funds. We are currently exploring alternatives to restructure or refinance the Series B preferred stock prior to its redemption date. There is no assurance that we will be able to do so. If we fail to discharge our repurchase obligation with respect to the Series B preferred stock upon a valid request, then a voting rights triggering event will occur.

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

(12) Stockholders’ Equity

(a) Reverse Stock Split of Our Class A and Class B Common Stock

On July 5, 2011, we filed the Certificate of Amendment with the Secretary of State of the State of Delaware, which effected a one-for-ten (1-for-10) reverse stock split of our outstanding Class A common stock, par value $0.0001 per share (the Class A common stock) and Class B common stock, par value $0.0001 per share (the Class B common stock). The reverse stock split became effective at 11:59 p.m., Eastern Daylight Time on July 11, 2011.

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

(b) Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (Infinity SF) and SBS Bay Area, LLC, a wholly owned subsidiary of SBS, pursuant to which SBS acquired the FCC license of Infinity SF (the CBS Radio Merger), we issued to CBS Radio an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the Series C preferred stock). Each share of Series C preferred Stock is convertible at the option of the holder into two fully paid and Nonassessable shares of the Class A common stock. The shares of Series C preferred stock issued at the closing of the CBS Radio Merger are convertible into 760,000 shares of Class A common stock, subject to certain adjustments. The number of Class A common stock shares reflects a 1-for-10 reverse stock split effectuated by the Company at 11:59 p.m., Eastern Daylight Time on July 11, 2011. In connection with the CBS Radio Merger, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC, providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

93	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock created after December 23, 2004.

(c) Class A and B Common Stock

The rights of the Class A common stock holders and Class B common stock holders are identical except with respect to their voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon a transfer of the Class B common stock to a person or entity which is not a permitted transferee (as described in our Certificate of Incorporation). Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. Neither the holders of the Class A common stock nor the holders of the Class B common stock have preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share (the Series B preferred stock). The Series B preferred stock has a liquidation preference of $1,000 per share and is on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

(d) Share-Based Compensation Plans

2006 Omnibus Equity Compensation Plan

In July 2006, we adopted an omnibus equity compensation plan (the Omnibus Plan) in which grants of Class A common stock can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock units, stock awards and other stock-based awards that may be granted, other than dividend equivalents, to any individual during any calendar year is 100,000 shares, subject to adjustments.

1999 Stock Option Plans

In September 1999, we adopted an employee incentive stock option plan (the 1999 ISO Plan) and a nonemployee director stock option plan (the 1999 NQ Plan, and together with the 1999 ISO Plan, the 1999 Stock Option Plans). Options granted under the 1999 ISO Plan vest according to the terms determined by the compensation committee of our board of directors, and have a contractual life of up to ten years from the date of grant. Options granted under the 1999 NQ Plan vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 300,000 shares and 30,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. In September 2009, our 1999 Stock Option Plans expired; therefore, no more options can be granted under these plans.

94	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Accounting for Share-Based Plans

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2012 and 2011 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2012 and 2011, share-based compensation totaled $46 thousand and $30 thousand, respectively.

As of December 31, 2012, there was $21 thousand of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted average period of approximately one year.

Accounting standards require that cash flows resulting from excess tax benefits be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the years ended December 31, 2012 and 2011, no stock options were exercised; therefore, no cash payments were received. In addition, during the years ended December 31, 2012 and 2011, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted to employees during the years ended December 31, 2012 and 2011 were $3.16 and $0.88, respectively. The following weighted average assumptions were used for each respective period:

	2012	2011
Expected term	7 years	7 years
Dividends to common stockholders	None	None
Risk-free interest rate	1.16%	1.76%
Expected volatility	121.49	109.32

Our computation of expected volatility for the years ended December 31, 2012 and 2011 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2012 and 2011 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

95	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of December 31, 2012 and 2011, and changes during the years ended December 31, 2012 and 2011, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Options	price	value	life (years)
Outstanding at December 31, 2010	192	$59.04
Granted	10	1.03
Exercised	—	—
Forfeited	(43)	81.16

Outstanding at December 31, 2011	159	49.49
Granted	10	3.54
Exercised	—	—
Forfeited	(27)	78.88

Outstanding at December 31, 2012	142	$40.61	$20	4.9

Exercisable at December 31, 2012	140	$40.94	$20	4.9

During the years 2012 and 2011, no stock options were exercised.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2012 (in thousands, except per share data and contractual life):

				Weighted
				average
			Weighted	remaining		Weighted
	Vested	Unvested	average	contractual	Options	average
Range of exercise prices	options	options	exercise price	life (years)	exercisable	exercise price
$ 1.03 - 49.99	90	2	$13.31	6.6	90	$13.21
$ 50.00 - 99.99	36	—	84.34	1.8	36	84.34
$ 100.00 - 117.80	14	—	111.06	1.7	14	111.06

	140	2	$40.61	4.9	140	40.94

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period. As of December 31, 2012 and 2011, there were no nonvested shares outstanding.

96	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(13) Commitments

(a) Leases

We have furniture and fixtures under various capital leases that expire at various dates through 2015. The amounts capitalized under these lease agreements and included in property and equipment at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Building under capital lease	$—	1,230
Various furniture and fixtures under capital leases	230	230

	230	1,460
Less accumulated depreciation	(135)	(1,330)

	$95	130

We lease office space and facilities and certain equipment under operating leases, some of which are with related parties (see note 16), that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2012, future minimum lease payments under such leases are as follows (in thousands):

		Operating
	Capital lease	lease
Year ending December 31:
2013	$87	5,064
2014	81	4,899
2015	74	3,243
2016	—	2,468
2017	—	2,022
Thereafter	—	7,258

Total minimum lease payments	242	$24,954

Less executory costs	(135)

	107
Less interest	(9)

Present value of minimum lease payments	$98

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.

Total rent expense for each of the years ended December 31, 2012 and 2011 amounted to $3.7 million.

97	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2030. The future minimum rental income to be received under these agreements as of December 31, 2012 is as follows (in thousands):

Year ending December 31:
2013	$3,450
2014	3,110
2015	1,280
2016	418
2017	233
Thereafter	1,030

$9,521

(b) Employment and Service Agreements

At December 31, 2012, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2015. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2013	$5,917
2014	2,596
2015	1,476

$9,989

Included in the future payments schedule is our Chief Executive Officer’s (CEO) employment agreement, which may expire on December 31, 2013. Our CEO’s annual base salary is $1.25 million, and he is eligible to receive a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any year, including acquired stations on a pro forma basis. Under the terms of the agreement, the board of directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus.

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

98	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(d) Other Commitments

At December 31, 2012, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others. Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2013	$6,373
2014	5,353
2015	5,321
2016	276
2017	72

$17,395

(14) Income Taxes

Total income tax expense for the years ended December 31, 2012 and 2011 were allocated as follows (in thousands):

	2012	2011
Income from continuing operations	$1,597	6,306

For the years ended December 31, 2012 and 2011, (loss) income before income tax expense consists of the following (in thousands):

	2012	2011
U.S. operations	$1,602	33,561
Foreign operations	(1,286)	(3,553)

	$316	30,008

99	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The components of the provision for income tax expense included in the consolidated statements of operations are as follows for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Current:
Federal	$—	—
State and local, net of federal income tax benefit	342	61
Foreign	(426)	124

	(84)	185

Deferred:
Federal	1,603	4,505
State and local, net of federal income tax benefit	73	1,639
Foreign	5	(23)

	1,681	6,121

Total income tax expense	$1,597	6,306

For the year ended December 31, 2012, approximately $0.2 million of Puerto Rico net operating loss carry-forwards were utilized and in 2011, approximately $1.8 million of federal net operating loss carry-forwards were utilized.

100	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Federal and state net operating loss carryforwards	$78,438	75,450
Foreign net operating loss carryforwards	12,207	11,225
FCC licenses	19,136	27,958
Allowance for doubtful accounts	1,850	810
Unearned revenue	204	339
AMT credit	824	829
Derivatives and hedging instruments	339	308
Property and equipment	413	1,883
Accrued foreign withholding	1,832	2,254
Straight-line expense adjustments	545	464
Accrued restructuring	396	370
Production costs	10,093	8,970
Other	4,542	4,074

Total gross deferred tax assets	130,819	134,934
Less valuation allowance	(129,995)	(134,105)

Net deferred tax assets	824	829

Deferred tax liabilities:
FCC licenses	86,873	85,197

Total gross deferred tax liabilities	86,873	85,197

Net deferred tax liability	$86,049	84,368

The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was a decrease of $4.1 million and a decrease of $11.8 million, respectively. The valuation allowance at 2012 and 2011 was primarily related to domestic and foreign net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. As a result of adopting ASC 350 on December 31, 2001, amortization of the FCC broadcasting licenses stopped for financial statement purposes. However, the tax amortization of certain FCC broadcasting licenses recognized during the year as well as the expiration of certain net operating losses resulted in a decrease in gross deferred tax assets related to those intangibles and the net operating losses, which were accompanied by an offsetting decrease in the related valuation allowance for the year ending December 31, 2012.

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

101	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2012, we have federal and state net operating loss carry-forwards of approximately $191.9 million and $218.6 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2013 through 2032. In addition, at December 31, 2012, we have foreign net operating loss carry-forwards of approximately $40.7 million available to offset future taxable income expiring from the years 2015 through 2022.

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2012 and 2011, as a result of the following:

	2012	2011
Computed “expected” tax expense/(benefit)	35.0%	35.0%
State income taxes, net of federal benefit	86.6%	7.3%
Foreign tax differential	20.4%	0.6%
Current year change in valuation allowance	(1314.7%)	(39.2%)
Nondeductible Expenses	50.0%	0.4%
Change in effective rate	(71.8%)	2.6%
Change in Puerto Rico statutory rate	—	15.6%
Expiration of net operating losses	759.0%	3.4%
Other	940.9%	(4.7%)

	505.4%	21.0%

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2009 through 2012. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2007 through 2012.

For the years ended December 31, 2012 and 2011, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2007 through December 31, 2012, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2012.

102	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(15) Contingencies

FCC Licenses Matters

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1996. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. We have timely filed license renewal applications for all of our stations; however, certain licenses were not renewed prior to their expiration dates. Based on having filed the timely renewal application, we continue to operate the radio stations operating under the licenses and anticipate that they will be renewed.

(16) Related-Party Transactions

On January 1, 2008, we entered into a local marketing agreement (“LMA”) with South Broadcasting System, Inc. (“South Broadcasting”), a company wholly-owned by our late Chairman Emeritus, Pablo Raúl Alarcón, Sr. and currently owned by our CEO, Raúl Alarcón, Jr. Pursuant to the LMA, we were permitted to broadcast our programming on radio station WRAZ 106.3 FM serving South Florida (“the LMA Station”). We were required to pay the operating costs of the LMA Station and in exchange, we retained all revenues from the sale of advertising. On May 8, 2009, the LMA was renewed for a three-year term ending December 31, 2011. On December 16, 2011, the LMA was extended for an additional year and expired on December 31, 2012.

We continue to operate the LMA Station and may enter into a new LMA. In the interim, we have continued to pay the operating costs of the LMA Station and retained all revenues from the sale of advertising.

(17) Litigation

From time to time, we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Lehman Complaint

On February 14, 2013, Lehman Brothers Holding Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery seeking a declaratory judgment that a voting rights triggering event had occurred (as of August 1, 2011) under our Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim states that as a result of such voting rights triggering event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 under the Senior Secured Note Indenture were prohibited incurrences of indebtedness under the Certificate of Designations. Additionally, LBHI seeks an award of unspecified contract damages. We deny the allegations contained in the LBHI complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in the our public filings dating back to 2009. On March 11, 2013, we filed a motion to dismiss the complaint. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

103	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Wolf, et al., Litigation

On November 28, 2001, named plaintiff, Mitchell Wolf brought a class action lawsuit against SBS, its underwriters, two members of SBS’ senior management team, one of whom is the Chairman of SBS’ Board of Directors, and another SBS director, alleging certain violations of federal securities laws, including SEC Rules 10b-5 and 11, in connection with SBS’ initial public offering in 1999. The lawsuit is one of 309 similar lawsuits involving more than 300 issuers (collectively, the “Issuer Defendants”), 40 underwriters (collectively, the “Underwriter Defendants”) and 1,000 individual defendants (collectively, the “Individual Defendants”) which have been assigned for consolidated pretrial purposes to one judge in the United States District Court for the Southern District of New York (the “trial court”). The 10b-5 claims were since dismissed as to the Individual Defendants, and, in 2007, tolling agreements were entered into pursuant to which the Individual Defendants, including SBS’ managers and directors, were dismissed from the case without prejudice in exchange for documentation showing that the Issuers had entity coverage for the period in question. Additionally, a subset of plaintiffs’ Section 11 claims (alleging civil liabilities on account of false registration statements) were dismissed by the trial court and the class allegations relating to the Section 10b-5 claims were stricken with respect to several of the consolidated actions, including the action against SBS.

On October 5, 2009, the trial court issued a final order of approval of a settlement of all of the consolidated actions, including the action against SBS. Although several members of the plaintiff class initially objected to and/or appealed the settlement, all objections and appeals have since been withdrawn or dismissed with prejudice and the settlement was finalized on January 10, 2012. The settlement resulted in a release of all claims against the Underwriter Defendants and the Issuer Defendants, and their officers and directors, in exchange for an aggregate sum of approximately $600 million (the “Settlement Amount”) paid into a settlement fund for the benefit of the class plaintiffs. Our share of the Settlement Amount was funded by insurance.

(18) Fair Value Measurement Disclosures

(a) Fair Value of Financial Instruments

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

104	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The estimated fair values of our financial instruments are as follows (in millions):

		December 31,
		2012		2011
	Fair Value Hierarchy	Carrying amount	Fair value	Carrying amount	Fair value
12.5% senior secured notes due 2017	Level 2	$267.8	289.1	—	—
Senior credit facility term loan	Level 3	—	—	303.1	281.3
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	92.3	46.2	92.3	67.2
Promissory note payable, included in other long-term debt	Level 3	5.8	4.4	6.1	3.1
Promissory note payable, included in other long-term debt	Level 3	5.3	5.2	8.0	6.6

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

(b) Fair Value of Derivative Instruments

The following tables represent required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at
		December 31, 2012
		Liabilities
Description	December 31, 2012 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designed as a cash flow hedging instrument:
Interest rate swap	$816	—	816	—

105	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

	December 31
	2012	2011
	(In thousands)
Interest rate swap:
(Loss) gain recognized in other comprehensive (loss) income (effective portion)	$(76)	89

106	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

	Year ended December 31,
	2012	2011
Net revenue:
Radio	$121,414	123,155
Television	18,108	17,829

Consolidated	$139,522	140,984

Engineering and programming expenses:
Radio	$20,101	22,488
Television	11,144	14,993

Consolidated	$31,245	37,481

Selling, general, and administrative:
Radio	$49,108	43,637
Television	8,521	8,796

Consolidated	$57,629	52,433

Corporate expenses	$7,507	7,247
Depreciation and amortization:
Radio	$2,062	2,267
Television	2,999	2,629
Corporate	403	540

Consolidated	$5,464	5,436

(Gain) loss on the disposal of assets, net:
Radio	$(15)	(8)
Television	—	6
Corporate	—	(8)

Consolidated	$(15)	(10)

107	(Continued)

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

	Year ended December 31,
	2012	2011
Impairment of assets and restructuring costs:
Radio	$48	—
Television	11	—
Corporate	383	207

Consolidated	$442	207

Operating income (loss):
Radio	$50,110	54,771
Television	(4,567)	(8,595)
Corporate	(8,293)	(7,986)

Consolidated	$37,250	38,190

Capital expenditures:
Radio	$407	822
Television	937	1,757
Corporate	247	156

Consolidated	$1,591	2,735

	December 31,
	2012	2011
Total assets:
Radio	$392,523	436,806
Television	58,301	60,136
Corporate	16,594	4,570

Consolidated	$467,418	501,512

108	(Continued)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spanish Broadcasting System, Inc.:

Under date of April 1, 2013, we reported on the consolidated balance sheets of Spanish Broadcasting System, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ deficit, and cash flows for the years then ended, which report appears in the December 31, 2012 Annual Report on Form 10-K of the Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated Financial Statement Schedule – Valuation and Qualifying Accounts in the December 31, 2012 Annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Miami, Florida

April 1, 2013

Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Financial Statement Schedule – Valuation and Qualifying Accounts

Years ended December 31, 2012 and 2011

(In thousands)

	Balance at	Charged to	Charged
	beginning of	cost and	to other		Balance at
Description	year	expense	accounts (1)	Deductions (2)	end of year
Year ended December 31, 2011:
Allowance for doubtful accounts	$813	801	—	770	844
Valuation allowance on deferred taxes	145,909	(11,770)	(34)	—	134,105
Year ended December 31, 2012:
Allowance for doubtful accounts	$844	1,091	—	343	1,592
Valuation allowance on deferred taxes	134,105	(4,141)	31	—	129,995

(1)	Amounts charged to other comprehensive income related to derivative instruments.
(2)	Cash write-offs, net of recoveries.

See accompanying report of independent registered public accounting firm.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2013.

Signature

/s/ Raúl Alarcón, Jr.
Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)

/s/ Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer, Chief Administration Officer and Secretary (principal financial and accounting officer)
Joseph A. García

/s/ Jose A. Villamil
Jose A. Villamil	Director

/s/ Mitchell A. Yelen
Mitchell A. Yelen	Director

/s/ Jason L. Shrinsky
Jason L. Shrinsky	Director

/s/ Manuel E. Machado
Manuel E. Machado	Director

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date

3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99

3.3	Certificate of Amendment of Certificate of Incorporation of Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11

3.4	Amended and Restated By-Laws of the Company.		S-1/A		3.3	10/6/99

4.1	Article V of the Third Amended and Restated Certificate of Incorporation of the Company.		S-1/A		4.1	10/6/99

4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03

4.3	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (Certificate of Designation of Series C Preferred Stock).		8-K		4.1	12/27/04

4.4	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company.		10-K	12/31/04	4.1	3/16/05

4.5	Senior Secured Notes Indenture, dated as of February 7, 2012, between Spanish Broadcasting System, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12

10.1*	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein.		S-4			6/29/94

10.2*	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr.		S-1/A		10.9	10/26/99

10.3*	Indemnification Agreement with Raúl Alarcón, Jr.		8-K		99.6	11/2/99

10.4*	Indemnification Agreement with Jason L. Shrinsky.		8-K		99.9	11/2/99

10.5*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.4	10/6/99

10.6*	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors.		S-1/A		10.4	10/6/99

10.7	Lease Agreement by and between the Company and Irradio Holdings, Ltd.		10-K	9/24/00	10.5	12/26/00

10.8*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02

10.9*	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02

10.10*	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr.		10-Q	9/30/02	10.2	11/13/02

10.11*	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr.		10-K	12/31/03	10.8	3/15/04

10.12*	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García.		10-Q	3/30/04	10.1	5/10/04

10.13*	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García.		10-Q	3/30/04	10.2	5/10/04

10.14*	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil.		10-Q	6/30/04	10.2	8/9/04

10.15	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC.		8-K		10.1	10/12/04

10.16	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr.		8-K		10.2	10/12/04

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date

10.17	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation.		8-K		4.3	12/27/04

10.18*	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky.		10-Q	3/31/05	10.1	5/10/05

10.19*	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García.		10-Q	3/31/05	10.2	5/10/05

10.20	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd.		10-Q	6/30/05	10.2	8/9/05

10.21	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc.		10-K	12/31/05	10.1	3/16/06

10.22*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan.		10-Q	6/30/06	10.2	8/8/06

10.23	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company.		8-K		10.1	10/30/06

10.24	Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company.		8-K		10.2	10/30/06

10.25	Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company.		8-K		10.3	10/30/06

10.26	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc.		8-K		10.4	10/30/06

10.27	Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association and SBS Miami Broadcast Center.		8-K		10.1	1/10/07

10.28	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia.		8-K		10.2	1/10/07

10.29	Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center.		8-K		10.3	1/10/07

10.30	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia.		8-K		10.4	1/10/07

10.31*	Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr.		10-K	12/31/06	10.1	3/16/07

10.32*	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007.		10-Q	9/30/07	10.1	11/11/07

10.33*	Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen.		10-Q	9/30/07	10.2	11/11/07

10.34*	Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García.		8-K		10.1	8/8/08

10.35*	Stock Option Agreement dated as of June 3, 2010 between the Company and Manuel E. Machado.		10-Q	6/30/10	10.1	8/13/10

10.36*	Asset Purchase Agreement, dated as of May 2, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm and Ranch Supply Company, Inc.		8-K		10.1	5/6/11

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date

10.37*	Amendment to Employment Agreement dated April 19, 2011 by and between the Company and Joseph A. Garcia.		10-Q	6/30/11	10.1	8/12/11

10.38	Amendment to the Asset Purchase Agreement, dated as of July 19, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc.		10-Q	6/30/11	10.3	8/12/11

14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09

21.1	List of Subsidiaries of the Company.	X

23.1	Consent of KPMG LLP.	X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).	X

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.