Form 10-K/A
period 2012-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2013-04-12
CIK 927720

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

7007 NW 77th Avenue,

Miami, Florida 33166

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (305) 441-6901

Former name, former address and former fiscal year, if changed since last report: None

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	The NASDAQ Capital Market

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

As of April 11, 2013, 4,166,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the year ended December 31, 2012, of Spanish Broadcasting System, Inc. (also referred to as “SBS,” the “Company,” “we,” “us” or “our”) which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Original 10-K”). SBS is filing this Amendment No. 1 to correct a typographical error found in the labeling and merging of a line item on the Consolidated Balance Sheets as of December 31, 2012 and 2011 whereby the line item in the Original 10-K that read “Senior credit facility term loan due 2012, less current portion” was merged with what should have been a separate line item that read “12.5% senior secured notes due 2017, net of unamortized discount of $7,194 in 2012”. We are also filing this Amendment No. 1 to amend the Report of Independent Registered Public Accounting Firm related to the consolidated Financial Statement Schedule - Valuation and Qualifying Accounts and Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, to provide the name and electronic signature of KPMG LLP. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

This Amendment No. 1 does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment No. 1 does not amend any other information set forth in the Original 10-K, and the Company has not updated disclosures to reflect any events that occurred subsequent to April 1, 2013. Therefore, this Amendment No. 1 should be read in conjunction with our Original 10-K and our other filings made with the SEC subsequent to the filing of the Original 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

1. Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

2. Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

3. The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith:

Exhibit number	Exhibit description
23.1	Consent of KPMG LLP.

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$26,660	71,266
Receivables:
Trade	27,638	24,014
Barter	377	627

	28,015	24,641
Less allowance for doubtful accounts	1,592	844

Net receivables	26,423	23,797
Prepaid expenses and other current assets	2,161	4,354

Total current assets	55,244	99,417
Property and equipment, net	38,014	41,743
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $642 in 2012 and $380 in 2011	1,906	2,168
Deferred financing costs, net of accumulated amortization of $3,015 in 2012 and $7,137 in 2011	14,601	465
Other assets	1,792	1,858

Total assets	$467,418	501,512

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,275	16,783
Accrued interest	7,339	280
Unearned revenue	527	914
Other liabilities	669	795
Current portion of the senior credit facility term loan due 2012	—	36,313
Current portion of other long-term debt	3,009	3,039
Series B cumulative exchangeable redeemable preferred stock dividends payable	29,369	21,923

Total current liabilities	57,188	80,047
Other liabilities, less current portion	802	603
Derivative instruments	816	740
12.5% senior secured notes due 2017, net of unamortized discount of $7,194 in 2012	267,806	—
Senior credit facility term loan due 2012, less current portion	—	266,750
Other long-term debt, less current portion	8,262	11,271
Deferred income taxes	86,049	84,368

Total liabilities	420,923	443,779

Commitments and contingencies (notes 13, 15, and 17)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at December 31, 2012 and 2011, respectively	92,349	92,349
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	525,281	525,235
Accumulated other comprehensive loss, net	(816)	(740)
Accumulated deficit	(570,323)	(559,115)

Total stockholders’ deficit	(45,854)	(34,616)

Total liabilities and stockholders’ deficit	$467,418	501,512

See accompanying notes to consolidated financial statements.

4

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spanish Broadcasting System, Inc.:

Under date of April 1, 2013, we reported on the consolidated balance sheets of Spanish Broadcasting System, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ deficit, and cash flows for the years then ended, which report appears in the December 31, 2012 Annual Report on Form 10-K of the Company. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated Financial Statement Schedule - Valuation and Qualifying Accounts in the December 31, 2012 Annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Miami, Florida

April 1, 2013

Certified Public Accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SPANISH BROADCASTING SYSTEM, INC.

April 12, 2013	By:	/s/ Joseph A. García
Joseph A. García
Chief Financial Officer, Chief Administrative Officer, Senior Executive Vice President and Secretary

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

Exhibit number	Exhibit description
23.1	Consent of KPMG LLP.

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.