Form 10-Q
period 2013-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2013-05-15
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

As of May 14, 2013, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012

	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$ 37,392	26,660
Receivables, net of allowance for doubtful accounts of $ 1,596 in 2013 and $ 1,592 in 2012	23,851	26,423
Prepaid expenses and other current assets	3,184	2,161

Total current assets	64,427	55,244

Property and equipment, net of accumulated depreciation of $ 62,227 in 2013 and $ 61,089 in 2012	36,931	38,014
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $ 707 in 2013 and $ 642 in 2012	1,840	1,906
Deferred financing costs, net of accumulated amortization of $ 3,848 in 2013 and $ 3,015 in 2012	13,768	14,601
Other assets	803	1,792

Total assets	$ 473,630	467,418

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 16,366	16,275
Accrued interest	16,013	7,339
Unearned revenue	460	527
Other liabilities	718	669
Current portion of other long-term debt	3,008	3,009
Series B cumulative exchangeable redeemable preferred stock dividends payable	31,851	29,369

Total current liabilities	68,416	57,188
Other liabilities, less current portion	667	802
Derivative instruments	767	816
12.5% senior secured notes due 2017, net of unamortized discount of $ 6,877 in 2013 and $ 7,194 in 2012	268,123	267,806
Other long-term debt, less current portion	8,185	8,262
Deferred income taxes	86,153	86,049

Total liabilities	432,311	420,923

Commitments and contingencies (note 6)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $ 0.01 par value, liquidation value $ 1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at March 31, 2013 and December 31, 2012	92,349	92,349

Stockholders’ deficit:
Series C convertible preferred stock, $ 0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	4	4
Class A common stock, $ 0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	525,291	525,281
Accumulated other comprehensive loss	(767)	(816)
Accumulated deficit	(575,558)	(570,323)

Total stockholders’ deficit	(51,030)	(45,854)

Total liabilities and stockholders’ deficit	$ 473,630	467,418

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

	Three-Months Ended March 31,

	2013	2012

	(In thousands, except per share data)
Net revenue	$ 39,103	32,094

Operating expenses:
Engineering and programming	7,503	8,404
Selling, general and administrative	19,510	15,006
Corporate expenses	2,430	2,352
Depreciation and amortization	1,358	1,453

	30,801	27,215
(Gain) loss on the disposal of assets, net	(13)	—
Impairment charges and restructuring costs	1,000	56

Operating income	7,315	4,823
Other (expense) income:
Interest expense, net	(9,931)	(6,838)
Loss on early extinguishment of debt	—	(391)

Loss before income taxes	(2,616)	(2,406)
Income tax expense	137	1,257

Net loss	(2,753)	(3,663)
Dividends on Series B preferred stock	(2,482)	(2,482)

Net loss income applicable to common stockholders	$ (5,235)	(6,145)

Basic and Diluted net loss per common share	$ (0.72)	(0.85)

Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267

Net loss	$ (2,753)	(3,663)
Other comprehensive (gain) loss, net of taxes-unrealized gain (loss) on derivative instrument	49	(85)

Total comprehensive loss	$ (2,704)	(3,748)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Three-Months Ended March 31, 2013

	Class C preferred stock		Class A common stock	Class B common stock			Additional paid-in capital	Accumulated other comprehensive loss, net
								Accumulated deficit	Total stockholders’ deficit
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value

	(In thousands, except share data)
Balance at December 31, 2012	380,000	$ 4	4,166,991	$ —	2,340,353	$ —	$ 525,281	$ (816)	$ (570,323)	$ (45,854)
Stock-based compensation	—	—	—	—	—	—	10	—	—	10
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(2,482)	(2,482)
Net loss	—	—	—	—	—	—	—	—	(2,753)	(2,753)
Other comprehensive loss	—	—	—	—	—	—	—	49	—	49

Balance at March 31, 2013	380,000	$ 4	4,166,991	$ —	2,340,353	$ —	$ 525,291	$ (767)	$ (570,558)	$ (51,030)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Three-Months Ended March 31,

	2013	2012

	(In thousands)
Cash flows from operating activities:
Net loss	$ (2,753)	(3,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on the disposal of assets	(13)	—
Impairment charges	1,000	56
Stock-based compensation	10	25
Depreciation and amortization	1,358	1,453
Net barter (income) loss	(103)	(103)
Provision for trade doubtful accounts	150	61
Loss on early extinguishment of debt	—	391
Amortization of deferred financing costs	833	645
Amortization of original issued discount	317	167
Deferred income taxes	104	1,232
Unearned revenue	(18)	88
Changes in operating assets and liabilities:
Trade receivables	2,476	2,345
Prepaid expenses and other current assets	(1,023)	1,408
Other assets	(11)	13
Accounts payable and accrued expenses	89	660
Accrued interest	8,674	5,241
Other liabilities	(86)	(129)

Net cash provided by operating activities	11,004	9,890

Cash flows from investing activities:
Purchases of property and equipment	(217)	(364)
Proceeds from the sale of property and equipment and/or insurance proceeds received	23	—

Net cash used in investing activities	(194)	(364)

Cash flows from financing activities:
Proceeds from 12.5% senior secured notes due 2017	—	266,750
Payment of financing costs	—	(16,964)
Payment of senior secured credit facility term loan due 2012	—	(303,063)
Payments of other long-term debt	(78)	(112)

Net cash used in financing activities	(78)	(53,389)

Net increase (decrease) in cash and cash equivalents	10,732	(43,863)
Cash and cash equivalents at beginning of period	26,660	71,266

Cash and cash equivalents at end of period	$ 37,392	27,403

Supplemental cash flows information:
Interest paid	$ 98	775

Income taxes paid, net	$ —	—

Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$ (2,482)	2,482

Unrealized gain (loss) on derivative instruments	$ 49	(85)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three-month periods ended March 31, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the fiscal year ended December 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2013 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2013 are not necessarily indicative of the results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Significant items subject to such estimates and assumptions include: the useful lives of fixed assets, allowance for doubtful accounts, the valuation of derivatives, deferred tax assets, fixed assets, intangible assets, stock-based compensation, contingencies and litigation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and changes in advertising spending levels have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.

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

A summary of the status of our stock options, as of December 31, 2012 and March 31, 2013, and changes during the three-months ended March 31, 2013, is presented below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2012	142	$ 40.61
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2013	142	$ 40.61	$ 21	4.7

Exercisable at March 31, 2013	140	$ 40.94	$ 21	4.6

During the three-months ended March 31, 2013 and 2012, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013 (in thousands, except per share data):

	Outstanding				Exercisable

Range of Exercise Prices	Vested Options	Unvested Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

$1.03 – 49.99	90	2	$ 13.31	6.3	90	$ 13.21
50.00 – 99.99	36	—	84.34	1.5	36	84.34
100.00 – 117.80	14	—	111.06	1.5	14	111.06

	140	2	$ 40.61	4.7	140	$ 40.94

(d) Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of accumulated gains and losses on a derivative instrument (interest rate swap) that qualifies for cash flow hedge treatment. Our total comprehensive loss consists of our net loss and a gain (loss) on our interest rate swap for the respective periods. The gain (loss) on the interest rate swap is shown net of taxes; however, there is no tax effect as a result of a full deferred tax asset valuation allowance related to the interest rate swap. For the respective periods, there has been no other comprehensive (loss) income reclassified to net loss.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-Months Ended March 31,

	2013	2012

Basic weighted average shares outstanding	7,267	7,267
Effect of dilutive equity instruments	—	—

Dilutive weighted average shares outstanding	7,267	7,267

Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	131	125

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments:

	Three-Months Ended March 31,

	2013	2012

	(In thousands)
Net revenue:
Radio	$ 32,959	27,778
Television	6,144	4,316

Consolidated	$ 39,103	32,094

Engineering and programming expenses:
Radio	$ 5,104	5,307
Television	2,399	3,097

Consolidated	$ 7,503	8,404

Selling, general and administrative expenses:
Radio	$ 15,586	12,958
Television	3,924	2,048

Consolidated	$ 19,510	15,006

Corporate expenses:	$ 2,430	2,352

Depreciation and amortization:
Radio	$ 511	551
Television	774	780
Corporate	73	122

Consolidated	$ 1,358	1,453

(Gain) loss on the disposal of assets, net:
Radio	$ —	—
Television	—	—
Corporate	(13)	—

Consolidated	$ (13)	—

Impairment charges and restructuring costs:
Radio	$ —	—
Television	1,000	—
Corporate	—	56

Consolidated	$ 1,000	56

Operating income (loss):
Radio	$ 11,758	8,962
Television	(1,953)	(1,609)
Corporate	(2,490)	(2,530)

Consolidated	$ 7,315	4,823

Capital expenditures:
Radio	$ 73	192
Television	116	165
Corporate	28	7

Consolidated	$ 217	364

	March 31,	December 31,
	2013	2012
	(In thousands)
Total Assets:
Radio	$ 399,991	392,523
Television	57,192	58,301
Corporate	16,447	16,594

Consolidated	$ 473,630	467,418

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

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2009 through 2012. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2008 through 2012.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2013.

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

Litigation-Lehman Complaint

On February 14, 2013, Lehman Brothers Holding Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery seeking a declaratory judgment that, as a result of non-payment of dividends, a voting rights triggering event had occurred under our Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”) as of August 1, 2011; and as a result thereof, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 under the Senior Secured Note Indenture were prohibited incurrences of indebtedness under the Certificate of Designations. Additionally, LBHI seeks an award of unspecified contract damages. We deny the allegations contained in the LBHI complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in the our public filings dating back to 2009. On March 11, 2013, we filed a motion to dismiss the complaint. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

On April 25, 2013, LBHI filed an opposition to our motion to dismiss and a motion for partial summary judgment. We filed a reply in further support of our motion to dismiss and in opposition to LBHI’s motion for partial summary judgment on May 10, 2013.

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

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2013		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Description

12.5% senior secured notes due 2017	Level 2	$ 268.1	289.6	267.8	289.1
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	92.3	55.4	92.3	46.2
Promissory note payable, included in other long-term debt	Level 3	5.8	4.4	5.8	4.4
Promissory note payable, included in other long-term debt	Level 3	5.3	5.3	5.3	5.2

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

Fair value measurements at March 31, 2013

Liabilities

	March 31, 2013	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$767		767	—

Fair value measurements at December 31, 2012

Liabilities

	December 31, 2012	Quoted prices in	Significant
	carrying value and	active markets	other	Significant
	balance sheet	for identical	observable	unobservable
	location of derivative	instruments	inputs	inputs
Description	instruments	(Level 1)	(Level 2)	(Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$816		816	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	Three-Months Ended March 31,

Interest rate swaps	2013	2012

Gain (loss) recognized in other comprehensive loss (effective portion)	$ 49	(85)

8. Derivative Instrument and Hedging Activity

On January 4, 2007, in connection with a promissory note issued for the acquisition of a building, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby we will pay a fixed interest rate of 6.31%, as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017.

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows:

	As of March 31, 2013

				Gross amounts not offset in the balance sheet

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial Instruments	Cash collateral received	Net amount

Interest rate swap	767	-	767	767	-	-

	As of December 31, 2012

				Gross amounts not offset in the balance sheet

Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial Instruments	Cash collateral received	Net amount

Interest rate swap	816	-	816	816	-	-

9. 12.5% Senior Secured Notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the Notes) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering.

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

10. Dividend Payments on our 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock

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

In determining whether to declare and pay any prior or future cash dividends, our Board of Directors considers management’s recommendation, our financial condition, as well as whether funds are legally available to make such payments and the dividend would otherwise be permitted under the Delaware General Corporate Law. In addition, there are certain covenants under the Indenture which govern our Notes that restrict our ability to pay more than one quarterly dividend every four consecutive fiscal quarters unless we have satisfied certain leverage ratios. Currently, we do not satisfy those ratios and do not expect to be able to satisfy those ratios in the near term.

On March 29, 2013 and April 4, 2012, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 and April 15, 2012, respectively, to the holders of our Series B preferred stock of record as of April 1, 2013 and April 1, 2012, respectively. The cash dividends of $26.875 per share were paid in cash on April 15, 2013 and April 16, 2012.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment, our future cash requirements and the covenants under the Indenture governing our Notes, it was not prudent to declare or pay the dividends scheduled for January 15, 2013, October 15, 2012, July 15, 2012, and January 15, 2012.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarters, a “voting rights triggering event” will have occurred. Following the occurrence and during the continuation of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2012 for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

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

Following the occurrence and during the continuation of a “voting rights triggering event,” holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2012 for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

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

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the three-months ended March 31, 2013 and 2012, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 84%—87% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the three-months ended March 31, 2013 and 2012, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 13% — 16% of our consolidated net revenues.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three months ended March 31, 2013 and 2012, local revenue comprised 54% — 66% of our gross revenue.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the three-months ended March 31, 2013 and 2012, national revenue comprised 11% —13% of our gross revenue. Network sales generally consists of advertising airtime sold to our network sales partner and for the three-months ended March 31, 2013 and 2012, comprised 3% of our gross revenue.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the three-months ended March 31, 2013 and 2012, these revenues combined comprised approximately 18%—32% of our gross revenue.

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

•

Engineering and programming expenses. Engineering and programming expenses are related to the delivery and creation of our programming content on the air. These expenses include compensation and benefits for employees involved in engineering and programming, transmitter-related expenses, originally produced content, on-air promotions, acquired programming, music license fees and other expenses.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2013 and 2012

The following summary table presents financial data for each of our operating segments:

	Three-Months Ended March 31,

	2013	2012

	(In thousands)
Net revenue:
Radio	$ 32,959	27,778
Television	6,144	4,316

Consolidated	$ 39,103	32,094

Engineering and programming expenses:
Radio	$ 5,104	5,307
Television	2,399	3,097

Consolidated	$ 7,503	8,404

Selling, general and administrative expenses:
Radio	$ 15,586	12,958
Television	3,924	2,048

Consolidated	$ 19,510	15,006

Corporate expenses:	$ 2,430	2,352
Depreciation and amortization:
Radio	$ 511	551
Television	774	780
Corporate	73	122

Consolidated	$ 1,358	1,453

(Gain) loss on the disposal of assets, net:
Radio	$ —	—
Television	—	—
Corporate	(13)	—

Consolidated	$ (13)	—

Impairment charges and restructuring costs:
Radio	$ —	—
Television	1,000	—
Corporate	—	56

Consolidated	$ 1,000	56

Operating income (loss):
Radio	$ 11,758	8,962
Television	(1,953)	(1,609)
Corporate	(2,490)	(2,530)

Consolidated	$ 7,315	4,823

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2013 and 2012. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended March 31,

	2013	2012

	(In thousands)
Net revenue	$ 39,103	32,094
Engineering and programming expenses	7,503	8,404
Selling, general and administrative expenses	19,510	15,006
Corporate expenses	2,430	2,352
Depreciation and amortization	1,358	1,453
(Gain) loss on disposal of assets, net of disposal costs	(13)	—
Impairment charges and restructuring costs	1,000	56

Operating income	$ 7,315	4,823
Interest expense, net	(9,931)	(6,838)
Loss on early extinguishment of debt	—	(391)
Income tax expense	137	1,257

Net loss	$ (2,753)	(3,663)

Net Revenue

The increase in our consolidated net revenues of $7.0 million, or 22%, was due to the increases in both our radio and television segment. Our radio segment net revenues increased $5.2 million or 19%, primarily due to special events revenue, national, barter, local and interactive sales. The increases in special events revenue, barter and interactive sales occurred throughout most of our markets.  The increase in national sales was mainly in our Los Angeles market.  The local sales increase took place in our Puerto Rico, New York and Los Angeles markets, offset by decreases in our Chicago and San Francisco markets.   Our television segment net revenues increased $1.8 million or 42%, largely due to the increase in special events revenue, offset by a decrease in national and local spot sales and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.9 million or 11% was due to the decreases in both our television and radio segment. Our television segment expenses decreased $0.7 million or 23%, mainly due to decreases in compensation and benefits, originally produced programming costs and a reduction in broadcasting rights fees related to our former Chicago outlet.  Our radio segment expenses decreased $0.2 million or 4%, mainly due to a decrease in music license fees.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $4.5 million or 30% was due to the increases in both our radio and television segment. Our radio segment expenses increased $2.6 million or 20%, mainly due to increases in special events expenses and barter expense, offset by a decrease in commissions.  Our television segment expenses increased $1.9 million or 92%, primarily due to an increase in special events expenses.

Corporate Expenses

The increase in corporate expenses of $0.1 million or 3% was mostly due to an increase in professional fees, offset by a decrease in compensation and benefits related to the prior year bonuses.

Impairment Charges and Restructuring Costs

The impairment charges and restructuring costs were related to an impairment charge recognized on the write-off of a deposit for an option to purchase a TV station that we operated under a programming agreement throughout 2008 and 2009.  Pursuant to a lawsuit, we were requesting the reimbursement of our deposit but our motion for judgment was recently denied.

Operating Income

The increase in operating income of $2.5 million or 52% was mainly due to the increase in net revenue.

Interest Expense, Net

The increase in interest expense of $3.1 million was due to the increase in our interest rate and amortization of deferred financing costs related to our new 12.5% senior secured notes due 2017 (the “Notes”). On February 7, 2012, we issued $275 million in aggregate principal amount of the Notes at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to this offering. Our Notes have an effective interest rate of approximately 13.3%, including the original issue discount. We also incurred approximately $17.6 million in transaction costs, which is being amortized over the life of our Notes and recorded as interest expense.

Income Taxes

The decrease in income tax expense of $1.1 million was primarily a result of the decrease in our FCC broadcasting licenses tax amortization.

Net Loss

The decrease in net loss was primarily due to the increase in operating income.

Liquidity and Capital Resources

Our primary sources of liquidity are our current cash and cash equivalents and the cash expected to be provided by operations. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flow from operations is subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, economic conditions, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is limited by the terms of the Certificate of Designations governing our Series B preferred stock and by the terms of the Indenture governing the Notes. Additionally, our Certificate of Designations and the Indenture governing the Notes place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, transactions with affiliates, and consolidations and mergers, among other things.

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

Following the occurrence, and during the continuation, of a “voting rights triggering event,” holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2012 for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

12.5% senior secured notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering.

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

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2013 and 2012, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended March 31,

	2013	2012	Change

	(In thousands)
Capital expenditures:
Radio	$ 73	192	$ (119)
Television	116	165	(49)
Corporate	28	7	21

Consolidated	$ 217	364	(147)

Net cash flows provided by operating activities	$ 11,004	9,890	1,114
Net cash flows used in investing activities	(194)	(364)	170
Net cash flows used in financing activities	(78)	(53,389)	53,311

Net increase (decrease) in cash and cash equivalents	$ 10,732	(43,863)

Capital Expenditures

The decrease in our capital expenditures was due to the decrease in our radio capital expenditures in our Puerto Rico market and the decrease in our television capital expenditures in our Houston market.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of the increase in sales, offset by cash paid to vendors, mainly for prepaid expenses and other assets.

Net Cash Flows Used in Investing Activities

Changes in our net cash flows from investing activities were a result of the decrease in our capital expenditures.

Net Cash Flows Used in Financing Activities

Changes in our net cash flows from financing activities were a result of the 2012 refinancing. On February 7, 2012, we issued $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 at an issue price of 97% of the principal amount. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the senior credit facility, and to pay the transaction costs related to the offering.

Recent Developments

NASDAQ Listing

On April 9, 2013, we received approval from The NASDAQ Stock Market (“NASDAQ”) to transfer the listing of our Class A common stock from The NASDAQ Global Market to The NASDAQ Capital Market. The NASDAQ Capital Market is one of the three markets for NASDAQ-listed stocks and operates similarly to The NASDAQ Global Market. Companies listed on The NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards. Our Class A common stock began trading on The NASDAQ Capital Market at the opening of business on April 10, 2013 and continues to trade under the symbol “SBSA.”

As previously reported, on October 3, 2012, we received a written deficiency notice (the “Notice”) from NASDAQ, advising us that the market value of our Class A common stock for the previous 30 consecutive business days had been below the minimum $15,000,000 (“Market Value of Publicly Held Shares Requirement”) required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(3)(C) (the “Rule”). Pursuant to NASDAQ Listing Rule 5810(c)(3)(D), we were provided an initial grace period of 180 calendar days, or until April 1, 2013, to regain compliance with the Rule. We did not regain compliance with the Rule, and on March 29, 2013, we filed an application to be listed on the NASDAQ Capital Market, which was granted on April 9, 2013.

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

In determining whether to declare and pay any prior or future cash dividends, our Board of Directors considers management’s recommendation, our financial condition, as well as whether funds are legally available to make such payments and the dividend would otherwise be permitted under the Delaware General Corporate Law. In addition, there are certain covenants under the Indenture which govern our Notes that restrict our ability to pay more than one quarterly dividend every four consecutive fiscal quarters unless we have satisfied certain leverage ratios.  Currently, we do not satisfy those ratios and do not expect to be able to satisfy those ratios in the near term.

On March 29, 2013 and April 4, 2012, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 and April 15, 2012, respectively, to the holders of our Series B preferred stock of record as of April 1, 2013 and April 1, 2012, respectively. The cash dividends of $26.875 per share were paid in cash on April 15, 2013 and April 16, 2012.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment, our future cash requirements and the covenants under the Indenture governing our Notes, it was not prudent to declare or pay the dividends scheduled for January 15, 2013, October 15, 2012, July 15, 2012, and January 15, 2012.

If dividends on our Series B preferred stock are in arrears and unpaid for four consecutive quarters, a “voting rights triggering event” will have occurred. Following the occurrence and during the continuation of a voting rights triggering event, holders of the Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. See Item 1A. Risk Factors in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2012 for a further discussion of our Series B preferred stock, including the consequences of not paying such dividends.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation— Lehman Complaint

On February 14, 2013, Lehman Brothers Holding Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery seeking a declaratory judgment that, as a result of non-payment of dividends, a voting rights triggering event had occurred under our Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”) as of August 1, 2011; and as a result thereof, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 under the Senior Secured Note Indenture were prohibited incurrences of indebtedness under the Certificate of Designations. Additionally, LBHI seeks an award of unspecified contract damages. We deny the allegations contained in the LBHI complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in the our public filings dating back to 2009. On March 11, 2013, we filed a motion to dismiss the complaint. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

On April 25, 2013, LBHI filed an opposition to our motion to dismiss and a motion for partial summary judgment. We filed a reply in further support of our motion to dismiss and in opposition to LBHI’s motion for partial summary judgment on May 10, 2013.

Item 6.	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

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

Date: May 15, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith