Form 10-Q
period 2013-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2013-08-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$24,166	26,660
Receivables, net of allowance for doubtful accounts of $1,312 in 2013 and $1,592 in 2012	27,637	26,423
Prepaid expenses and other current assets	4,845	2,161
Total current assets	56,648	55,244
Property and equipment, net of accumulated depreciation of $63,118 in 2013 and $61,089 in 2012	36,409	38,014
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $773 in 2013 and $642 in 2012	1,775	1,906
Deferred financing costs, net of accumulated amortization of $4,681 in 2013 and $3,015 in 2012	12,935	14,601
Other assets	1,031	1,792
Total assets	$464,659	467,418
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,924	16,275
Accrued interest	7,498	7,339
Unearned revenue	449	527
Other liabilities	590	669
Current portion of other long-term debt	3,007	3,009
Series B cumulative exchangeable redeemable preferred stock dividends payable	31,851	29,369
Total current liabilities	60,319	57,188
Other liabilities, less current portion	614	802
Derivative instrument	678	816
12.5% senior secured notes due 2017, net of unamortized discount of $6,550 in 2013 and $7,194 in 2012	268,450	267,806
Other long-term debt, less current portion	8,093	8,262
Deferred income taxes	86,314	86,049
Total liabilities	424,468	420,923
Commitments and contingencies (note 6)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at June 30, 2013 and December 31, 2012	92,349	92,349
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	525,306	525,281
Accumulated other comprehensive loss	(678)	(816)
Accumulated deficit	(576,790)	(570,323)
Total stockholders’ deficit	(52,158)	(45,854)
Total liabilities and stockholders’ deficit	$464,659	467,418

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

	Three-Months Ended June 30,		Six-Months Ended June 30
	2013	2012	2013	2012
	(In thousands, except per share data)
Net revenue	$36,067	34,611	75,170	66,705
Operating expenses:
Engineering and programming	6,244	7,615	13,747	16,019
Selling, general and administrative	14,504	13,894	34,014	28,900
Corporate expenses	2,612	1,636	5,042	3,988
Depreciation and amortization	1,316	1,304	2,674	2,757
	24,676	24,449	55,477	51,664
(Gain) loss on the disposal of assets, net	(9)	(5)	(22)	(5)
Impairment charges and restructuring costs	25	368	1,025	424
Operating income	11,375	9,799	18,690	14,622
Other (expense) income:
Interest expense, net	(9,939)	(9,844)	(19,870)	(16,682)
Loss on early extinguishment of debt	—	—	—	(391)
Income (loss) before income taxes	1,436	(45)	(1,180)	(2,451)
Income tax expense	186	256	323	1,513
Net income (loss)	1,250	(301)	(1,503)	(3,964)
Dividends on Series B preferred stock	(2,482)	(2,482)	(4,964)	(4,964)
Net loss applicable to common stockholders	$(1,232)	(2,783)	(6,467)	(8,928)
Basic and Diluted net loss per common share	$(0.17)	(0.38)	(0.89)	(1.23)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267

Net income (loss)	$1,250	(301)	(1,503)	(3,964)
Other comprehensive income (loss), net of taxes-unrealized gain (loss) on derivative instrument	89	(32)	138	(117)
Total comprehensive income (loss)	$1,339	(333)	(1,365)	(4,081)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Six-Months Ended June 30, 2013

	Class C preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss		Total stockholders’ deficit
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value			Accumulated deficit
	(In thousands, except share data)
Balance at December 31, 2012	380,000	$4	4,166,991	$—	2,340,353	$—	$525,281	$(816)	$(570,323)	$(45,854)
Stock-based compensation	—	—	—	—	—	—	25	—	—	25
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(4,964)	(4,964)
Net loss	—	—	—	—	—	—	—	—	(1,503)	(1,503)
Other comprehensive income	—	—	—	—	—	—	—	138	—	138
Balance at June 30, 2013	380,000	$4	4,166,991	$—	2,340,353	$—	$525,306	$(678)	$(576,790)	$(52,158)

See accompanying notes to the unaudited condensed consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Six-Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,503)	(3,964)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on the disposal of assets	(22)	(5)
Impairment charges	1,025	338
Stock-based compensation	25	28
Depreciation and amortization	2,674	2,757
Net barter (income) loss	(148)	55
Provision for trade doubtful accounts	185	251
Loss on early extinguishment of debt	—	391
Amortization of deferred financing costs	1,666	1,465
Amortization of original issued discount	644	454
Deferred income taxes	265	1,462
Unearned revenue	20	104
Changes in operating assets and liabilities:
Trade receivables	(1,349)	(2,033)
Prepaid expenses and other current assets	(2,684)	987
Other assets	(239)	14
Accounts payable and accrued expenses	607	(1,066)
Accrued interest	159	7,366
Other liabilities	(206)	(105)
Net cash provided by operating activities	1,119	8,499
Cash flows from investing activities:
Purchases of property and equipment	(992)	(734)
Proceeds from the sale of property and equipment and/or insurance proceeds received	32	5
Net cash used in investing activities	(960)	(729)
Cash flows from financing activities:
Proceeds from 12.5% senior secured notes due 2017	—	266,750
Payment of financing costs	—	(17,510)
Payment of senior secured credit facility term loan due 2012	—	(303,063)
Payment of Series B preferred stock cash dividends	(2,482)	(2,482)
Payments of other long-term debt	(171)	(203)
Net cash used in financing activities	(2,653)	(56,508)
Net decrease in cash and cash equivalents	(2,494)	(48,738)
Cash and cash equivalents at beginning of period	26,660	71,266
Cash and cash equivalents at end of period	$24,166	22,528
Supplemental cash flows information:
Interest paid	$17,381	7,369
Income taxes paid, net	$—	23
Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$2,482	2,482
Unrealized gain (loss) on derivative instruments	$138	(117)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three- and six-month periods ended June 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the fiscal year ended December 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2013 through the financial statements issuance date. The results of operations for the six-months ended June 30, 2013 are not necessarily indicative of the results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Significant items subject to such estimates and assumptions include the useful lives of fixed assets, allowance for doubtful accounts, the valuation of derivatives, deferred tax assets, fixed assets, intangible assets, stock-based compensation, contingencies and litigation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and changes in advertising spending levels have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.

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

A summary of the status of our stock options, as of December 31, 2012 and June 30, 2013, and changes during the six-months ended June 30, 2013, is presented below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	142	$40.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2013	142	$40.61	$40	4.4
Exercisable at June 30, 2013	140	$40.77	$40	4.4

During the six-months ended June 30, 2013 and 2012, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013 (in thousands, except per share data):

	Outstanding			Weighted Average Remaining Contractual Life (Years)	Exercisable
Range of Exercise Prices	Vested Options	Unvested Options	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$1.03 – 49.99	91	1	$13.31	6.1	91	$13.26
50.00 – 99.99	36	—	84.34	1.3	36	84.34
100.00 – 117.80	14	—	111.06	1.2	14	111.06
	141	1	$40.61	4.4	141	$40.77

(d) Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of accumulated gains and losses on a derivative instrument (interest rate swap) that qualifies for cash flow hedge treatment. Our total comprehensive income (loss) consists of our net income (loss) and a gain (loss) on our interest rate swap for the respective periods. The gain (loss) on the interest rate swap is shown net of taxes; however, there is no tax effect as a result of a full deferred tax asset valuation allowance related to the interest rate swap. For the respective periods, there has been no other comprehensive (loss) income reclassified to net loss.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012

Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	133	125	132	124

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net revenue:
Radio	$32,247	30,288	65,206	58,066
Television	3,820	4,323	9,964	8,639
Consolidated	$36,067	34,611	75,170	66,705
Engineering and programming expenses:
Radio	$4,605	4,422	9,709	9,729
Television	1,639	3,193	4,038	6,290
Consolidated	$6,244	7,615	13,747	16,019
Selling, general and administrative expenses:
Radio	$12,453	11,572	28,039	24,530
Television	2,051	2,322	5,975	4,370
Consolidated	$14,504	13,894	34,014	28,900
Corporate expenses:	$2,612	1,636	5,042	3,988
Depreciation and amortization:
Radio	$481	526	992	1,077
Television	761	666	1,535	1,446
Corporate	74	112	147	234
Consolidated	$1,316	1,304	2,674	2,757
(Gain) loss on the disposal of assets, net:
Radio	$(9)	(5)	(9)	(5)
Television	—	—	—	—
Corporate	—	—	(13)	—
Consolidated	$(9)	(5)	(22)	(5)
Impairment charges and restructuring costs:
Radio	$86	71	86	71
Television	—	11	1,000	11
Corporate	(61)	286	(61)	342
Consolidated	$25	368	1,025	424
Operating income (loss):
Radio	$14,631	13,702	26,389	22,664
Television	(631)	(1,869)	(2,584)	(3,478)
Corporate	(2,625)	(2,034)	(5,115)	(4,564)
Consolidated	$11,375	9,799	18,690	14,622
Capital expenditures:
Radio	$537	75	610	267
Television	155	191	271	356
Corporate	83	104	111	111
Consolidated	$775	370	992	734

	June 30, 2013	December 31, 2012
	(In thousands)
Total Assets:
Radio	$392,323	392,523
Television	56,843	58,301
Corporate	15,493	16,594
Consolidated	$464,659	467,418

5. Income Taxes

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2013 and December 31, 2012.

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

Litigation-Lehman and T. Rowe Price Complaints

On February 14, 2013, Lehman Brothers Holdings Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking, among other things, a declaratory judgment that as a result of non-payment of dividends, a Voting Rights Triggering Event had occurred pursuant to the Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”) no later than July 15, 2010. LBHI alleges that as a result, we were prohibited from incurring indebtedness but did so for the purposes of purchasing assets relating to our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017. LBHI also seeks an award of unspecified contract damages. We filed a motion to dismiss the LBHI complaint on March 11, 2013. On April 25, 2013, LBHI filed an opposition to our motion to dismiss and a motion for partial summary judgment. We filed a reply in further support of our motion to dismiss and in opposition to LBHI’s motion for partial summary judgment on May 10, 2013. A hearing on the parties’ motions was held on May 20, 2013, at which the Court requested further briefing on cross-motions for summary judgment. Additionally, on June 17, 2013, T. Rowe Price High Yield Fund, Inc., T. Rowe Price Institutional High Yield Fund, T. Rowe Price Funds SICAV-Global High Yield Bond Fund and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “T. Rowe Price”) brought a claim against us making allegations substantially similar to those made by LBHI previously, except with an additional claim for breach of the implied covenant of good faith and fair dealing.

We deny the allegations contained in the LBHI and T. Rowe Price complaints and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings. Accordingly, we believe that the allegations and claims are frivolous and wholly without merit, and we intend to contest them vigorously.

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

The fair value of the senior secured notes are estimated using market quotes from a major financial institution taking into consideration the most recent activity and are considered Level 2 measurements within the fair value hierarchy.  The fair value of the Series B cumulative exchangeable redeemable preferred stock and the promissory notes payable were based upon either: (a)

unobservable market quotes from a major financial institution taking into consideration the most recent activity or (b) discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

The estimated fair values of our financial instruments are as follows (in millions):

		June 30, 2013		December 31, 2012
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.5% senior secured notes due 2017	Level 2	$268.5	292.1	267.8	289.1
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	92.3	69.3	92.3	46.2
Promissory note payable, included in other long-term debt	Level 3	5.7	4.5	5.8	4.4
Promissory note payable, included in other long-term debt	Level 3	5.3	5.5	5.3	5.2

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at June 30, 2013
		Liabilities
Description	June 30, 2013 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$678	—	678	—

		Fair value measurements at December 31, 2012
		Liabilities
Description	December 31, 2012 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$816	—	816	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three- and six-month periods ended June 30, 2013 and 2012, respectively.

	Three-Months Ended June 30,		Six-Months Ended June 30,
Interest rate swaps	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive loss (effective portion)	$89	(32)	138	(117)

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows:

	As of June 30, 2013
				Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial Instruments	Cash collateral received	Net amount
Interest rate swap	678	—	678	678	—	—

	As of December 31, 2012
				Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial Instruments	Cash collateral received	Net amount
Interest rate swap	816	—	816	816	—	—

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

We recorded positive consolidated station operating income for our television segment for the last twelve months ended June 30, 2013.  Therefore, as of June 30, 2013, interest was payable at 12.5%.

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

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment, our future cash requirements and the covenants under the Indenture governing our Notes, it was not prudent to declare or pay the dividends scheduled for July 15, 2013, January 15, 2013, October 15, 2012, July 15, 2012, and January 15, 2012.

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

On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of such holder’s Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends. We may not have sufficient legally available funds to redeem all or a portion of the Series B preferred stock, plus its accumulated and unpaid dividends. If the holders of shares of Series B preferred stock request that we repurchase all or a portion of their Series B preferred stock we may not be able to do so due to our lack of legally available funds and the existing covenants in the Indenture governing our Notes. We are currently exploring alternatives to restructure or refinance the Series B preferred stock prior to its redemption date. There is no assurance that we will be able to do so. If we fail to discharge our repurchase obligation with respect to the Series B preferred stock upon a valid request, then a voting rights triggering event will occur.

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

As of June 30, 2013, our outstanding Series B preferred stock had an aggregate liquidation preference of $92.3 million; we had accumulated and unpaid dividends on those shares in an amount equal to $31.9 million; and we had $24.2 million in cash and cash equivalents.

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

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the six-months ended June 30, 2013 and 2012, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 87% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the six-months ended June 30, 2013 and 2012, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 13% of our consolidated net revenues.

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

—

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the six-months ended June 30, 2013 and 2012, local revenue comprised 61% — 68% of our gross revenue.

—

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the six-months ended June 30, 2013 and 2012, national revenue comprised 15% of our gross revenue. Network sales generally consists of advertising airtime sold to our network sales partner and for the six-months ended June 30, 2013 and 2012, comprised 3% of our gross revenue.

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

Our advertising rates are primarily based on the following factors:

—	a station’s audience share in the demographic groups targeted by advertisers which are measured by ratings agencies, primarily Arbitron and Nielsen;

—	the number of stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;

—	the supply of, and demand for, advertising time; and

—	the size of the market.

Our net revenue is also affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our net revenue is typically lowest in the first calendar quarter of the year.

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the six-months ended June 30, 2013 and 2012, these revenues combined comprised approximately 14%—22% of our gross revenue.

—

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime.

—

Special events revenue. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations.

—

Interactive revenue. We derive internet revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

—	Syndication revenue. We receive syndication revenue from licensing various MegaTV content internationally.

—	Subscriber revenue. We receive subscriber revenue in the form of a per subscriber based fee, which is paid to us by cable and satellite providers.

—	Other revenue. We receive other ancillary revenue such as rental income from renting available tower space or sub-channels.

Operating Expenses Description and Factors

Our operating expenses consist primarily of (1) engineering and programming expenses, (2) selling, general and administrative and (3) corporate expenses.

—

Engineering and programming expenses. Engineering and programming expenses are related to the delivery and creation of our programming content on the air. These expenses include compensation and benefits for employees involved in engineering and programming, transmitter-related expenses, originally produced content, on-air promotions, acquired programming, music license fees and other expenses.

—

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

—

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2013 and 2012

The following summary table presents financial data for each of our operating segments:

	Three-Months Ended June 30,
	2013	2012
	(In thousands)
Net revenue:
Radio	$32,247	30,288
Television	3,820	4,323
Consolidated	$36,067	34,611
Engineering and programming expenses:
Radio	$4,605	4,422
Television	1,639	3,193
Consolidated	$6,244	7,615
Selling, general and administrative expenses:
Radio	$12,453	11,572
Television	2,051	2,322
Consolidated	$14,504	13,894
Corporate expenses:	$2,612	1,636
Depreciation and amortization:
Radio	$481	526
Television	761	666
Corporate	74	112
Consolidated	$1,316	1,304
(Gain) loss on the disposal of assets, net:
Radio	$(9)	(5)
Television	—	—
Corporate	—	—
Consolidated	$(9)	(5)
Impairment charges and restructuring costs:
Radio	$86	71
Television	—	11
Corporate	(61)	286
Consolidated	$25	368
Operating income (loss):
Radio	$14,631	13,702
Television	(631)	(1,869)
Corporate	(2,625)	(2,034)
Consolidated	$11,375	9,799

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2013 and 2012. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended June 30,
	2013	2012
	(In thousands)
Net revenue	$36,067	34,611
Engineering and programming expenses	6,244	7,615
Selling, general and administrative expenses	14,504	13,894
Corporate expenses	2,612	1,636
Depreciation and amortization	1,316	1,304
(Gain) loss on disposal of assets, net of disposal costs	(9)	(5)
Impairment charges and restructuring costs	25	368
Operating income	$11,375	9,799
Interest expense, net	(9,939)	(9,844)
Income tax expense	186	256
Net income (loss)	$1,250	(301)

Net Revenue

The increase in our consolidated net revenues of $1.5 million, or 4%, was due to the increase in our radio segment net revenues. Our radio segment net revenues increased $2.0 million or 6%, primarily due to national sales, barter sales, interactive sales and special events revenue. The increase in national sales was mainly in our New York, Los Angeles and San Francisco markets.  The increases in barter and interactive sales occurred throughout most of our markets. The special events revenue increase took place in our San Francisco, Miami and Los Angeles markets. Our television segment net revenues decreased $0.5 million or 12%, due to the decreases in national and local spot sales and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $1.4 million or 18% was due to the decrease in our television segment expenses. Our television segment expenses decreased $1.6 million or 49%, mainly due to decreases in originally produced programming costs and the elimination of broadcasting rights fees related to our former Chicago and Puerto Rico outlets. Our radio segment expenses increased $0.2 million or 4%, primarily related to an increase in compensation and benefits.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $0.6 million or 4% was due to the increase in our radio segment expenses. Our radio segment expenses increased $0.9 million or 8%, mainly due to increases in barter expense, compensation and benefits, which were offset by a decrease in local commissions. Our television segment expenses decreased $0.3 million or 12%, primarily due to decreases in the allowance for doubtful accounts, barter expense and facilities expenses.

Corporate Expenses

The increase in corporate expenses of $1.0 million or 60% was mostly due to increases in professional fees and compensation and benefits.

Operating Income

The increase in operating income of $1.6 million or 16% was mainly due to the increase in net revenue.

Net Income (Loss)

The increase in net income was primarily due to the increase in net revenue.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2013 and 2012

The following summary table presents financial data for each of our operating segments:

	Six-Months Ended June 30,
	2013	2012
	(In thousands)
Net revenue:
Radio	65,206	58,066
Television	9,964	8,639
Consolidated	75,170	66,705
Engineering and programming expenses:
Radio	9,709	9,729
Television	4,038	6,290
Consolidated	13,747	16,019
Selling, general and administrative expenses:
Radio	28,039	24,530
Television	5,975	4,370
Consolidated	34,014	28,900
Corporate expenses:	5,042	3,988
Depreciation and amortization:
Radio	992	1,077
Television	1,535	1,446
Corporate	147	234
Consolidated	2,674	2,757
(Gain) loss on the disposal of assets, net:
Radio	(9)	(5)
Television	—	—
Corporate	(13)	—
Consolidated	(22)	(5)
Impairment charges and restructuring costs:
Radio	86	71
Television	1,000	11
Corporate	(61)	342
Consolidated	1,025	424
Operating income (loss):
Radio	26,389	22,664
Television	(2,584)	(3,478)
Corporate	(5,115)	(4,564)
Consolidated	18,690	14,622

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2013 and 2012. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended June 30,
	2013	2012
	(In thousands)
Net revenue	$75,170	66,705
Engineering and programming expenses	13,747	16,019
Selling, general and administrative expenses	34,014	28,900
Corporate expenses	5,042	3,988
Depreciation and amortization	2,674	2,757
(Gain) loss on disposal of assets, net of disposal costs	(22)	(5)
Impairment charges and restructuring costs	1,025	424
Operating income	$18,690	14,622
Interest expense, net	(19,870)	(16,682)
Loss on early extinguishment of debt	—	(391)
Income tax expense	323	1,513
Net loss	$(1,503)	(3,964)

Net Revenue

The increase in our consolidated net revenues of $8.5 million or 13% was due to the increases in both our radio and television segments net revenues. Our radio segment net revenues increased $7.1 million or 12%, primarily due to special events revenue, national, barter and interactive sales. The increases in special events revenue, barter and interactive sales occurred throughout most of our markets. The increase in national sales took place in our Los Angeles, New York, San Francisco and Puerto Rico markets. Our television segment net revenues increased $1.3 million or 15%, largely due to the increase in special events revenue, offset by the decreases in national and local spot sales and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $2.3 million or 14% was due to the decrease in our television segment expenses. Our television segment expenses decreased $2.3 million or 36%, mainly due to decreases in originally produced programming costs, compensation and benefits, and the elimination of broadcasting rights fees related to our former Chicago and Puerto Rico outlets.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $5.1 million or 18% was due to the increases in both our radio and television segments expenses. Our radio segment expenses increased $3.5 million or 14%, mainly due to increases in special events expenses and barter expense, which were offset by a decrease in local commissions. Our television segment expenses increased $1.6 million or 37%, primarily due to an increase in special events expenses, which were offset by decreases in compensation and benefits, and facilities expenses.

Corporate Expenses

The increase in corporate expenses of $1.1 million or 26% was mostly due to an increase in professional fees.

Impairment Charges and Restructuring Costs

The impairment charges and restructuring costs were mainly related to an impairment charge recognized on the write-off of a deposit for an option to purchase a TV station that we operated under a programming agreement throughout 2008 and 2009. Pursuant to a lawsuit, we were requesting the reimbursement of our deposit but our motion for judgment was denied.

Operating Income

The increase in operating income of $4.1 million or 28% was mainly due to the increase in net revenue.

Interest Expense, Net

The increase in interest expense of $3.2 million was due to the increase in our interest rate and amortization of deferred financing costs related to our 12.5% senior secured notes due 2017 (the “Notes”). On February 7, 2012, we issued $275 million in aggregate principal amount of the Notes at an issue price of 97% of the principal amount. We used the net proceeds from this offering, together with cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to this offering. Our Notes have an effective interest rate of approximately 13.3%, including the original issue discount. We also incurred approximately $17.6 million in transaction costs, which are being amortized over the life of our Notes and recorded as interest expense.

Income Taxes

The decrease in income tax expense of $1.2 million was primarily a result of the decrease in the tax amortization of our FCC broadcasting licenses.

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

Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

—	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate in any material respect;

—	we will continue to successfully implement our business strategy;

—	we will not use cash flows from operating activities to repurchase the Series B preferred stock; and

—	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters or legal judgments.

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

Potential impact on the liquidity of our Series B preferred stock

On October 15, 2013, each holder of Series B preferred stock will have the right to require us to redeem all or a portion of such holder’s Series B preferred stock at a purchase price of 100% of the liquidation preference thereof, plus accumulated and unpaid dividends. We may not have sufficient legally available funds to redeem all or a portion of the Series B preferred stock, plus its accumulated and unpaid dividends. If the holders of shares of Series B preferred stock request that we repurchase all or a portion of their Series B preferred stock we may not be able to do so due to our lack of legally available funds and the existing covenants in the Indenture governing our Notes. We are currently exploring alternatives to restructure or refinance the Series B preferred stock prior to its redemption date. There is no assurance that we will be able to do so. If we fail to discharge our repurchase obligation with respect to the Series B preferred stock upon a valid request, then a voting rights triggering event will occur.

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

As of June 30, 2013, our outstanding Series B preferred stock had an aggregate liquidation preference of $92.3 million; we had accumulated and unpaid dividends on those shares in an amount equal to $31.9 million; and we had $24.2 million in cash and cash equivalents.

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

We recorded positive consolidated station operating income for our television segment for the last twelve months ended June 30, 2013.  Therefore, as of June 30, 2013, interest was payable at 12.5%.

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

Covenants and Other Matters—The Indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the guarantors to:

—	incur or guarantee additional indebtedness;

—	pay dividends and make other restricted payments;

—	incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;

—	engage in sale-lease back transactions;

—	enter into new lines of business;

—	make certain payments to holders of notes that consent to amendments to the indenture governing the notes without paying such amounts to all holders of notes;

—	create or incur certain liens;

—	make certain investments and acquisitions;

—	transfer or sell assets;

—	engage in transactions with affiliates; and

—	merge or consolidate with other companies or transfer all or substantially all of our assets.

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

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2013 and 2012, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended June 30,		Change
	2013	2012	$
	(In thousands)
Capital expenditures:
Radio	$610	267	343
Television	271	356	(85)
Corporate	111	111	—
Consolidated	$992	734	258
Net cash flows provided by operating activities	$1,119	8,499	(7,380)
Net cash flows used in investing activities	(960)	(729)	(231)
Net cash flows used in financing activities	(2,653)	(56,508)	53,855
Net decrease in cash and cash equivalents	$(2,494)	(48,738)

Capital Expenditures

The increase in our capital expenditures was due to the increase in our radio capital expenditures in our New York and Los Angeles markets.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of cash payments paid to vendors, mainly for interest and prepaid expenses and other current assets.

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

Recent Developments Dividend Payment on the Series B Preferred Stock

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

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment, our future cash requirements and the covenants under the Indenture governing our Notes, it was not prudent to declare or pay the dividends scheduled for July 15, 2013, January 15, 2013, October 15, 2012, July 15, 2012, and January 15, 2012.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation-Lehman and T. Rowe Price Complaints

On February 14, 2013, Lehman Brothers Holdings Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking, among other things, a declaratory judgment that as a result of non-payment of dividends, a Voting Rights Triggering Event had occurred pursuant to the Certificate of Designations for the Series B Preferred Stock (the “Certificate of Designations”) no later than July 15, 2010. LBHI alleges that as a result, we were prohibited from incurring indebtedness but did so for the purposes of purchasing assets relating to our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017. LBHI also seeks an award of unspecified contract damages. We filed a motion to dismiss the LBHI complaint on March 11, 2013. On April 25, 2013, LBHI filed an opposition to our motion to dismiss and a motion for partial summary judgment. We filed a reply in further support of our motion to dismiss and in opposition to LBHI’s motion for partial summary judgment on May 10, 2013. A hearing on the parties’ motions was held on May 20, 2013, at which the Court requested further briefing on cross-motions for summary judgment. Additionally, on June 17, 2013, T. Rowe Price High Yield Fund, Inc., T. Rowe Price Institutional High Yield Fund, T. Rowe Price Funds SICAV-Global High Yield Bond Fund and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “T. Rowe Price”) brought a claim against us making allegations substantially similar to those made by LBHI previously, except with an additional claim for breach of the implied covenant of good faith and fair dealing.

We deny the allegations contained in the LBHI and T. Rowe Price complaints and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings. Accordingly, we believe that the allegations and claims are frivolous and wholly without merit, and we intend to contest them vigorously.

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

Date: August 14, 2013

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