Form 10-Q
period 2013-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2013-11-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements—Unaudited	4

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three- and Nine-Months Ended September 30, 2013 and 2012	5

	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Nine-Months Ended September 30, 2013	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Months Ended September 30, 2013 and 2012	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	31

ITEM 6.	Exhibits	35

Signature		36

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$33,737	26,660
Receivables, net of allowance for doubtful accounts of $1,674 in 2013 and $1,592 in 2012	29,660	26,423
Prepaid expenses and other current assets	3,650	2,161
Total current assets	67,047	55,244
Property and equipment, net of accumulated depreciation of $64,320 in 2013 and $61,089 in 2012	35,708	38,014
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $803 in 2013 and $642 in 2012	1,745	1,906
Deferred financing costs, net of accumulated amortization of $5,516 in 2013 and $3,015 in 2012	12,100	14,601
Other assets	1,329	1,792
Total assets	$473,790	467,418
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,642	16,275
Accrued interest	15,824	7,339
Unearned revenue	793	527
Other liabilities	528	669
Current portion of other long-term debt	3,006	3,009
Series B cumulative exchangeable redeemable preferred stock dividends payable	34,332	29,369
Total current liabilities	74,125	57,188
Other liabilities, less current portion	549	802
Derivative instrument	660	816
12.5% senior secured notes due 2017, net of unamortized discount of $6,212 in 2013 and $7,194 in 2012	268,788	267,806
Other long-term debt, less current portion	5,342	8,262
Deferred income taxes	86,477	86,049
Total liabilities	435,941	420,923
Commitments and contingencies (note 6)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at September 30, 2013 and December 31, 2012	92,349	92,349
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	525,322	525,281
Accumulated other comprehensive loss	(660)	(816)
Accumulated deficit	(579,166)	(570,323)
Total stockholders’ deficit	(54,500)	(45,854)
Total liabilities and stockholders’ deficit	$473,790	467,418

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

	Three-Months Ended September 30,		Nine-Months Ended September 30
	2013	2012	2013	2012
	(In thousands, except per share data)
Net revenue	$41,082	35,881	116,252	102,586
Operating expenses:
Engineering and programming	8,441	8,184	22,188	24,203
Selling, general and administrative	18,953	14,389	52,967	43,289
Corporate expenses	2,371	1,564	7,413	5,552
Depreciation and amortization	1,237	1,365	3,911	4,122
	31,002	25,502	86,479	77,166
(Gain) loss on the disposal of assets, net	(3)	(3)	(25)	(8)
Impairment charges and restructuring costs	(136)	148	889	572
Operating income	10,219	10,234	28,909	24,856
Other (expense) income:
Interest expense, net	(9,924)	(9,931)	(29,794)	(26,613)
Loss on early extinguishment of debt	—	—	—	(391)
Income (loss) before income taxes	295	303	(885)	(2,148)
Income tax expense	189	248	512	1,761
Net income (loss)	106	55	(1,397)	(3,909)
Dividends on Series B preferred stock	(2,482)	(2,482)	(7,446)	(7,466)
Net loss applicable to common stockholders	$(2,376)	(2,427)	(8,843)	(11,355)
Basic and Diluted net loss per common share	$(0.33)	(0.33)	(1.22)	(1.56)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267

Net income (loss)	$106	55	(1,397)	(3,909)
Other comprehensive income (loss), net of taxes-unrealized gain (loss) on derivative instrument	18	19	156	(98)
Total comprehensive income (loss)	$124	74	(1,241)	(4,007)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Nine-Months Ended September 30, 2013

	Class C preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss		Total stockholders’ deficit
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value			Accumulated deficit
	(In thousands, except share data)
Balance at December 31, 2012	380,000	$4	4,166,991	$—	2,340,353	$—	$525,281	$(816)	$(570,323)	$(45,854)
Stock-based compensation	—	—	—	—	—	—	41	—	—	41
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,446)	(7,446)
Net loss	—	—	—	—	—	—	—	—	(1,397)	(1,397)
Other comprehensive income	—	—	—	—	—	—	—	156	—	156
Balance at September 30, 2013	380,000	$4	4,166,991	$—	2,340,353	$—	$525,322	$(660)	$(579,166)	$(54,500)

See accompanying notes to the unaudited condensed consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine-Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,397)	(3,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on the disposal of assets	(25)	(8)
Impairment charges	1,025	509
Stock-based compensation	41	34
Depreciation and amortization	3,911	4,122
Net barter (income) loss	(182)	(184)
Provision for trade doubtful accounts	585	701
Loss on early extinguishment of debt	—	391
Amortization of deferred financing costs	2,501	2,292
Amortization of original issued discount	982	750
Deferred income taxes	428	1,685
Unearned revenue	370	138
Changes in operating assets and liabilities:
Trade receivables	(3,744)	(4,107)
Prepaid expenses and other current assets	(1,489)	1,877
Other assets	(537)	(15)
Accounts payable and accrued expenses	3,295	15
Accrued interest	8,485	15,573
Other liabilities	(333)	(137)
Net cash provided by operating activities	13,916	19,727
Cash flows from investing activities:
Purchases of property and equipment	(1,469)	(1,408)
Proceeds from the sale of property and equipment and/or insurance proceeds received	36	8
Net cash used in investing activities	(1,433)	(1,400)
Cash flows from financing activities:
Proceeds from 12.5% senior secured notes due 2017	—	266,750
Payment of financing costs	—	(17,549)
Payment of senior secured credit facility term loan due 2012	—	(303,063)
Payment of Series B preferred stock cash dividends	(2,483)	(2,482)
Payments of other long-term debt	(2,923)	(2,954)
Net cash used in financing activities	(5,406)	(59,298)
Net increase (decrease) in cash and cash equivalents	7,077	(40,971)
Cash and cash equivalents at beginning of period	26,660	71,266
Cash and cash equivalents at end of period	$33,737	30,295
Supplemental cash flows information:
Interest paid	$17,795	7,951
Income taxes paid, net	$—	23
Noncash investing and financing activities:
Accrual of Series B preferred stock cash dividends not declared	$4,963	4,964
Unrealized gain (loss) on derivative instruments	$156	(98)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three- and nine-month periods ended September 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the fiscal year ended December 31, 2012. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2013 through the financial statements issuance date. The results of operations for the nine-months ended September 30, 2013 are not necessarily indicative of the results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, the realization of deferred tax assets, the useful lives and future cash flows used for testing the recoverability of property and equipment, the recoverability of FCC broadcasting licenses, goodwill and other intangible assets, the fair value of Level 2 and Level 3 financial instruments, contingencies and litigation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and changes in advertising spending levels have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.

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

A summary of the status of our stock options, as of December 31, 2012 and September 30, 2013, and changes during the nine-months ended September 30, 2013, is presented below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	142	$40.61	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2013	142	$40.61	$57	4.2
Exercisable at September 30, 2013	141	$40.77	$57	4.1

During the nine-months ended September 30, 2013 and 2012, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013 (in thousands, except per share data):

	Outstanding			Weighted Average Remaining Contractual Life (Years)	Exercisable
Range of Exercise Prices	Vested Options	Unvested Options	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$1.03 – 49.99	91	1	$13.31	5.8	91	$13.26
50.00 – 99.99	36	—	84.34	1.0	36	84.34
100.00 – 117.80	14	—	111.06	1.0	14	111.06
	141	1	$40.61	4.2	141	$40.77

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012

Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	125	134	133	135

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net revenue:
Radio	$35,428	31,192	100,634	89,258
Television	5,654	4,689	15,618	13,328
Consolidated	$41,082	35,881	116,252	102,586
Engineering and programming expenses:
Radio	$6,086	5,470	15,795	15,199
Television	2,355	2,714	6,393	9,004
Consolidated	$8,441	8,184	22,188	24,203
Selling, general and administrative expenses:
Radio	$15,771	12,543	43,810	37,073
Television	3,182	1,846	9,157	6,216
Consolidated	$18,953	14,389	52,967	43,289
Corporate expenses:	$2,371	1,564	7,413	5,552
Depreciation and amortization:
Radio	$470	495	1,462	1,572
Television	692	776	2,227	2,222
Corporate	75	94	222	328
Consolidated	$1,237	1,365	3,911	4,122
(Gain) loss on the disposal of assets, net:
Radio	$(3)	(3)	(12)	(8)
Television	—	—	—	—
Corporate	—	—	(13)	—
Consolidated	$(3)	(3)	(25)	(8)
Impairment charges and restructuring costs:
Radio	$—	(23)	86	48
Television	—	—	1,000	11
Corporate	(136)	171	(197)	513
Consolidated	$(136)	148	889	572
Operating income (loss):
Radio	$13,104	12,710	39,493	35,374
Television	(575)	(647)	(3,159)	(4,125)
Corporate	(2,310)	(1,829)	(7,425)	(6,393)
Consolidated	$10,219	10,234	28,909	24,856
Capital expenditures:
Radio	$198	75	808	342
Television	49	557	320	913
Corporate	230	42	341	153
Consolidated	$477	674	1,469	1,408

	September 30, 2013	December 31, 2012
	(In thousands)
Total Assets:
Radio	$401,453	392,523
Television	57,756	58,301
Corporate	14,581	16,594
Consolidated	$473,790	467,418

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

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal, state, and local tax authorities are 2010 through 2013. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2009 through 2012.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2013 and December 31, 2012.

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

Litigation-Lehman and T. Rowe Price Complaints

On February 14, 2013, Lehman Brothers Holdings Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking, among other things, a declaratory judgment that as a result of non-payment of dividends, a Voting Rights Triggering Event had occurred pursuant to the certificate of designations for the Series B Preferred Stock (the “Certificate of Designations”) no later than July 15, 2010. LBHI alleges that as a result, we were prohibited from incurring indebtedness but did so for the purposes of purchasing assets relating to our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017. LBHI also seeks an award of unspecified contract damages. We filed a motion to dismiss the LBHI complaint on March 11, 2013. On April 25, 2013, LBHI filed an opposition to our motion to dismiss and a motion for partial summary judgment. We filed a reply in further support of our motion to dismiss and in opposition to LBHI’s motion for partial summary judgment on May 10, 2013. A hearing on the parties’ motions was held on May 20, 2013, at which the Court requested further briefing on cross-motions for summary judgment. Additionally, on June 17, 2013, T. Rowe Price High Yield Fund, Inc., T. Rowe Price Institutional High Yield Fund, T. Rowe Price Funds SICAV-Global High Yield Bond Fund and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “T. Rowe Price”) brought a claim against us making allegations substantially similar to those made by LBHI previously, except with an additional claim for breach of the implied covenant of good faith and fair dealing. On October 3, 2013, LBHI moved to amend its original complaint by adding a claim for breach of the implied covenant of good faith and fair dealing. We have moved for judgment on the pleadings as to both T. Rowe Price’s and LBHI’s good faith and fair dealing claims.  In addition, the parties submitted cross-motions for summary judgment on October 31, 2013. Answering briefs on the cross-motions are due November 15, 2013.

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

The estimated fair values of our financial instruments are as follows (in millions):

		September 30, 2013		December 31, 2012
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12.5% senior secured notes due 2017	Level 2	$268.8	300.9	267.8	289.1
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	92.3	69.3	92.3	46.2
Promissory note payable, included in other long-term debt	Level 3	5.6	4.6	5.8	4.4
Promissory note payable, included in other long-term debt	Level 3	2.7	2.6	5.3	5.2

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at September 30, 2013
		Liabilities
Description	September 30, 2013 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$660	—	660	—

		Fair value measurements at December 31, 2012
		Liabilities
Description	December 31, 2012 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap	$816	—	816	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three- and nine-month periods ended September 30, 2013 and 2012, respectively.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Interest rate swaps	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive loss (effective portion)	$18	19	156	(98)

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows:

	As of September 30, 2013
				Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial Instruments	Cash collateral received	Net amount
Interest rate swap	660	—	660	660	—	—

	As of December 31, 2012
				Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial Instruments	Cash collateral received	Net amount
Interest rate swap	816	—	816	816	—	—

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

The Additional Interest applicable fiscal periods are as follows:

(1)	Six-months ended December 31, 2012 or as of December 31, 2012
(2)	Last twelve months ended June 30, 2013 or as of June 30, 2013
(3)	Last twelve months ended December 31, 2013 or as of December 31, 2013
(4)	Last twelve months ended June 30, 2014 or as of June 30, 2014
(5)	Last twelve months ended December 31, 2014 or as of December 31, 2014
(6)	Last twelve months ended June 30, 2015 or as of June 30, 2015
(7)	Last twelve months ended December 31, 2015 or as of December 31, 2015
(8)	Last twelve months ended June 30, 2016 or as of June 30, 2016
(9)	Last twelve months ended December 31, 2016 or as of December 31, 2016

Although our secured leverage ratio as of December 31, 2012 and June 30, 2013 was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the six-months ended December 31, 2012 and the last twelve months ended June 30, 2013.  Therefore, during the periods ending December 31, 2012 and June 30, 2013 no Additional Interest was incurred and/or payable.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 10) currently prevents us from incurring any such additional debt.

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes are fully and unconditionally guaranteed by each of our existing and future wholly owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the “Puerto Rican Subsidiaries”), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of our nonguarantor subsidiaries.

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

As of December 31, 2012 and September 30, 2013, we were in compliance with all of our covenants under our Indenture.

10. 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock

Subsequent Events – Voting Rights Triggering Event

Pursuant to the Certificate of Designations, each holder of shares of our Series B preferred stock had the right, on October 15, 2013, to request that we repurchase (subject to the legal availability of funds and the Delaware General Corporate Law) all or a portion of such holder’s shares of Series B preferred stock at a purchase price equal to 100% of  the liquidation preference of such shares, plus all accumulated and unpaid dividends (as described in more detail below) on those shares to the date of repurchase.

On October 15, 2013, holders of shares of our Series B preferred stock requested that we repurchase 92,223 shares of Series B preferred stock for an aggregate repurchase price of $126.9 million, which included accumulated and unpaid dividends on these shares as of October 15, 2013. We did not have sufficient funds legally available to repurchase such Series B preferred stock and repurchased 1,800 shares for a purchase price of approximately $2.5 million, which included accrued and unpaid dividends. Consequently, a “voting rights triggering event” occurred (the “Voting Rights Triggering Event”).

Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The right to elect the two new directors may be exercised initially either at a special meeting of the holders of Series B preferred stock or at any annual meeting of the stockholders held for the purpose of electing directors.  As of the date hereof, no new directors have been elected.

The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock.  We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event.  See Item  1A. Risk Factors of this Form 10-Q for a further discussion of our Series B preferred stock, including the consequences of the occurrence of the Voting Rights Triggering Event.

This subsequent event was a nonrecognized subsequent event (type 2) under FASB Accounting Standards Codification, Subsequent Events (Topic 855). We are currently evaluating the impact of this subsequent event on our consolidated financial statements and will be recording its impact during the 4th quarter of 2013.

Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates.  Due to the Voting Rights Triggering Event (described above), we cannot currently pay dividends on the Series B preferred stock without causing a default under the Indenture.

 On March 29, 2013 and April 4, 2012, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 and April 15, 2012, respectively, to the holders of our Series B preferred stock of record as of April 1, 2013 and April 1, 2012, respectively. The cash dividends of $26.875 per share were paid in cash on April 15, 2013 and April 16, 2012.  Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B Preferred Stock on October 15, 2013.

11. Liquidity and Capital Resources

Our primary sources of liquidity are our current cash and cash equivalents and the cash expected to be provided by operations. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is currently precluded by the occurrence and continuation of the Voting Rights Triggering Event. The occurrence and continuation of the Voting Rights Triggering Event, our Certificate of Designations and the Indenture governing the Notes place other restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, transactions with affiliates, and consolidations and mergers, among other things.

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period, including, among other things, required semi-annual interest payments pursuant to the Notes and capital expenditures.

On October 15, 2013, as a result of a failure by us to repurchase all of the shares of Series B preferred stock that were requested to be repurchased by the holders thereof, a Voting Rights Triggering Event occurred. Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, we  are subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We own and operate 20 radio stations in markets that reach approximately 40% of the Hispanic population in the United States, including Puerto Rico. In addition, we broadcast via our owned and operated television stations in South Florida and Houston and through distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We operate two reportable segments: radio and television.

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the nine-months ended September 30, 2013 and 2012, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 87% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the nine-months ended September 30, 2013 and 2012, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 13% of our consolidated net revenues.

As part of our operating business, we also own 21 bilingual websites, including www.lamusica.com, Mega.tv and various station websites that provide content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously stream our stations’ content, which has broadened the audience reach of our radio stations. We also produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions while raising awareness of our brands in the surrounding communities. These distinct offerings provide additional synergistic opportunities for our advertising partners to reach their targeted audiences.

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

—

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the nine-months ended September 30, 2013 and 2012, local revenue comprised 61% — 68% of our gross revenue.

—

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the nine-months ended September 30, 2013 and 2012, national revenue comprised 16% of our gross revenue. Network sales generally consists of advertising airtime sold to our network sales partner and for the nine-months ended September 30, 2013 and 2012, comprised 3% of our gross revenue.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the nine-months ended September 30, 2013 and 2012, these revenues combined comprised approximately 13%—20% of our gross revenue.

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

Operating Expenses Description and Factors

Our operating expenses consist primarily of (1) engineering and programming expenses, (2) selling, general and administrative expenses and (3) corporate expenses.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2013 and 2012

The following summary table presents financial data for each of our operating segments:

	Three-Months Ended September 30,
	2013	2012
	(In thousands)
Net revenue:
Radio	$35,428	31,192
Television	5,654	4,689
Consolidated	$41,082	35,881
Engineering and programming expenses:
Radio	$6,086	5,470
Television	2,355	2,714
Consolidated	$8,441	8,184
Selling, general and administrative expenses:
Radio	$15,771	12,543
Television	3,182	1,846
Consolidated	$18,953	14,389
Corporate expenses:	$2,371	1,564
Depreciation and amortization:
Radio	$470	495
Television	692	776
Corporate	75	94
Consolidated	$1,237	1,365
(Gain) loss on the disposal of assets, net:
Radio	$(3)	(3)
Television	—	—
Corporate	—	—
Consolidated	$(3)	(3)
Impairment charges and restructuring costs:
Radio	$—	(23)
Television	—	—
Corporate	(136)	171
Consolidated	$(136)	148
Operating income (loss):
Radio	$13,104	12,710
Television	(575)	(647)
Corporate	(2,310)	(1,829)
Consolidated	$10,219	10,234

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2013 and 2012. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended September 30,
	2013	2012
	(In thousands)
Net revenue	$41,082	35,881
Engineering and programming expenses	8,441	8,184
Selling, general and administrative expenses	18,953	14,389
Corporate expenses	2,371	1,564
Depreciation and amortization	1,237	1,365
(Gain) loss on disposal of assets, net of disposal costs	(3)	(3)
Impairment charges and restructuring costs	(136)	148
Operating income	$10,219	10,234
Interest expense, net	(9,924)	(9,931)
Income tax expense	189	248
Net income (loss)	$106	55

Net Revenue

The increase in our consolidated net revenues of $5.2 million, or 14%, was due to the increases in both our radio and television segments’ net revenues. Our radio segment net revenues increased $4.2 million or 14%, primarily due to special events revenue, national sales, local sales and interactive sales. The special events revenue increase took place in our Miami, Puerto Rico, New York and Los Angeles markets. The increase in national sales was mainly in our Los Angeles, San Francisco and New York markets. The increase in local sales was primarily in our New York, Miami and Los Angeles markets. The increase in interactive sales occurred throughout most of our markets. Our television segment net revenues increased $1.0 million or 21%, largely due to the increase in special events revenue, offset by the decreases in national and local spot sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.3 million or 3% was due to the increase in our radio segment expenses. Our radio segment expenses increased $0.6 million or 11%, primarily related to an increase in compensation and benefits. Our television segment expenses decreased $0.3 million or 13%, mainly due to the decrease in originally produced programming costs.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $4.6 million or 32% was due to the increases in both our radio and television segments’ expenses. Our radio segment expenses increased $3.2 million or 26%, mainly due to increases in special events expenses, compensation and benefits, legal settlements and professional fees. Our television segment expenses increased $1.3 million or 72%, primarily due to increases in special events expenses and barter expense.

Corporate Expenses

The increase in corporate expenses of $0.8 million or 52% was mostly due to increases in professional fees and travel and entertainment expenses.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2013 and 2012

The following summary table presents financial data for each of our operating segments:

	Nine-Months Ended September 30,
	2013	2012
	(In thousands)
Net revenue:
Radio	100,634	89,258
Television	15,618	13,328
Consolidated	116,252	102,586
Engineering and programming expenses:
Radio	15,795	15,199
Television	6,393	9,004
Consolidated	22,188	24,203
Selling, general and administrative expenses:
Radio	43,810	37,073
Television	9,157	6,216
Consolidated	52,967	43,289
Corporate expenses:	7,413	5,552
Depreciation and amortization:
Radio	1,462	1,572
Television	2,227	2,222
Corporate	222	328
Consolidated	3,911	4,122
(Gain) loss on the disposal of assets, net:
Radio	(12)	(8)
Television	—	—
Corporate	(13)	—
Consolidated	(25)	(8)
Impairment charges and restructuring costs:
Radio	86	48
Television	1,000	11
Corporate	(197)	513
Consolidated	889	572
Operating income (loss):
Radio	39,493	35,374
Television	(3,159)	(4,125)
Corporate	(7,425)	(6,393)
Consolidated	28,909	24,856

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2013 and 2012. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended September 30,
	2013	2012
	(In thousands)
Net revenue	$116,252	102,586
Engineering and programming expenses	22,188	24,203
Selling, general and administrative expenses	52,967	43,289
Corporate expenses	7,413	5,552
Depreciation and amortization	3,911	4,122
(Gain) loss on disposal of assets, net of disposal costs	(25)	(8)
Impairment charges and restructuring costs	889	572
Operating income	$28,909	24,856
Interest expense, net	(29,794)	(26,613)
Loss on early extinguishment of debt	—	(391)
Income tax expense	512	1,761
Net loss	$(1,397)	(3,909)

Net Revenue

The increase in our consolidated net revenues of $13.7 million or 13% was due to the increases in both our radio and television segments’ net revenues. Our radio segment net revenues increased $11.4 million or 13%, primarily due to special events revenue, national, barter, local and interactive sales. The increases in special events revenue, barter and interactive sales occurred throughout most of our markets. The increase in national sales took place in our Los Angeles, New York and San Francisco markets. The increase in local sales was primarily in our New York, Los Angeles, Miami and Puerto Rico markets. Our television segment net revenues increased $2.3 million or 17%, largely due to the increase in special events revenue, offset by the decreases in national and local spot sales and integrated sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $2.0 million or 8% was due to the decrease in our television segment expenses. Our television segment expenses decreased $2.6 million or 29%, mainly due to decreases in originally produced programming costs, compensation and benefits, and the elimination of broadcasting rights fees related to our former Chicago and Puerto Rico outlets. Our radio segment expenses increased $0.6 million or 4%, primarily related to an increase in compensation and benefits, which were offset by a decrease in music license fees.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $9.7 million or 22% was due to the increases in both our radio and television segments’ expenses. Our radio segment expenses increased $6.7 million or 18%, mainly due to increases in special events expenses, barter expense, compensation and benefits, and legal settlements, which were offset by a decrease in local commissions. Our television segment expenses increased $2.9 million or 47%, primarily due to an increase in special events expenses, which were offset by decreases in compensation and benefits, and facilities expenses.

Corporate Expenses

The increase in corporate expenses of $1.9 million or 34% was mostly due to an increase in professional fees.

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

Operating Income

The increase in operating income of $4.1 million or 16% was mainly due to the increase in net revenue.

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

Liquidity and Capital Resources

Our primary sources of liquidity are our current cash and cash equivalents and the cash expected to be provided by operations. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. Our ability to raise funds by increasing our indebtedness is currently precluded by the occurrence and continuation of the Voting Rights Triggering Event. The occurrence and continuation of the Voting Rights Triggering Event, our Certificate of Designations and the Indenture governing the Notes place other restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, transactions with affiliates, and consolidations and mergers, among other things.

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve month period, including, among other things, required semi-annual interest payments pursuant to the Notes and capital expenditures.

Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

—	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate in any material respect;

—	despite the consequences resulting from the occurrence of the Voting Rights Triggering Event, we will continue to successfully implement our business strategy;

—	we will not use cash flows from operating activities to repurchase the Series B preferred stock; and

—	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters or legal judgments.

We evaluate strategic media acquisitions and/or dispositions and strive to expand our media content through distribution and affiliations in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We engage in discussions regarding potential acquisitions and/or dispositions and expansion of our content through media outlets from time to time in the ordinary course of business. We anticipate that any future acquisitions would be financed through funds generated from equity financing, operations, asset sales or a combination of these or other available sources. As a result of the consequences resulting from the occurrence of the Voting Rights Triggering Event, we are currently not able to finance acquisitions through the incurrence of additional debt.

On October 15, 2013, as a result of a failure by us to repurchase all of the shares of Series B preferred stock  that were requested to be repurchased by the holders thereof, a Voting Rights Triggering Event occurred. Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, we are subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event.

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

The Additional Interest applicable fiscal periods are as follows:

(1)	Six-months ended December 31, 2012 or as of December 31, 2012
(2)	Last twelve months ended June 30, 2013 or as of June 30, 2013
(3)	Last twelve months ended December 31, 2013 or as of December 31, 2013
(4)	Last twelve months ended June 30, 2014 or as of June 30, 2014
(5)	Last twelve months ended December 31, 2014 or as of December 31, 2014
(6)	Last twelve months ended June 30, 2015 or as of June 30, 2015
(7)	Last twelve months ended December 31, 2015 or as of December 31, 2015
(8)	Last twelve months ended June 30, 2016 or as of June 30, 2016
(9)	Last twelve months ended December 31, 2016 or as of December 31, 2016

Although our secured leverage ratio as of December 31, 2012 and June 30, 2013 was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the six-months ended December 31, 2012 and the last twelve months ended June 30, 2013.  Therefore, during the periods ending December 31, 2012 and June 30, 2013 no Additional Interest was incurred and/or payable.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 10) currently prevents us from incurring any such additional debt.

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes are fully and unconditionally guaranteed by each of our existing and future wholly owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the “Puerto Rican Subsidiaries”), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of our nonguarantor subsidiaries.

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

As of December 31, 2012 and September 30, 2013, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2013 and 2012, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended September 30,		Change
	2013	2012	$
	(In thousands)
Capital expenditures:
Radio	$808	342	466
Television	320	913	(593)
Corporate	341	153	188
Consolidated	$1,469	1,408	61
Net cash flows provided by operating activities	$13,916	19,783	(5,867)
Net cash flows used in investing activities	(1,433)	(1,456)	23
Net cash flows used in financing activities	(5,406)	(59,298)	53,892
Net decrease in cash and cash equivalents	$7,077	(40,971)

Capital Expenditures

The slight increase in our capital expenditures was primarily due to a relocation of our San Francisco radio office, various radio systems upgrades and corporate building improvements.

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

Recent Developments

10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock

Subsequent Events – Voting Rights Triggering Event

Pursuant to the Certificate of Designations, each holder of shares of our Series B preferred stock had the right, on October 15, 2013, to request that we repurchase (subject to the legal availability of funds and the Delaware General Corporate Law) all or a portion of such holder’s shares of Series B preferred stock at a purchase price equal to 100% of the liquidation preference of such shares, plus all accumulated and unpaid dividends (as described in more detail below) on those shares to the date of repurchase.

On October 15, 2013, holders of shares of our Series B preferred stock requested that we repurchase 92,223 shares of Series B preferred stock for an aggregate repurchase price of $126.9 million, which included accumulated and unpaid dividends on these shares as of October 15, 2013. We did not have sufficient funds legally available to repurchase such Series B preferred stock and repurchased 1,800 shares for a purchase price of approximately $2.5 million, which included accrued and unpaid dividends. Consequently, a “voting rights triggering event” occurred (the “Voting Rights Triggering Event”).

Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock will be entitled to elect two directors to newly created positions on our board of directors, and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The right to elect the two new directors may be exercised initially either at a special meeting of the holders of Series B preferred stock or at any annual meeting of the stockholders held for the purpose of electing directors.  As of the date hereof, no new directors have been elected.

The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock.  We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event.  See Item  1A. Risk Factors of this Form 10-Q for a further discussion of our Series B preferred stock, including the consequences of the occurrence of the Voting Rights Triggering Event.

This subsequent event was a nonrecognized subsequent event (type 2) under FASB Accounting Standards Codification, Subsequent Events (Topic 855). We are currently evaluating the impact of this subsequent event on our consolidated financial statements and will be recording its impact during the 4th quarter of 2013.

Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates.  Due to the Voting Rights Triggering Event (described above), we cannot currently pay dividends on the Series B preferred stock without causing a default under the Indenture.

On March 29, 2013 and April 4, 2012, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 and April 15, 2012, respectively, to the holders of our Series B preferred stock of record as of April 1, 2013 and April 1, 2012, respectively. The cash dividends of $26.875 per share were paid in cash on April 15, 2013 and April 16, 2012.  Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B Preferred Stock on October 15, 2013.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies during the nine-months ended September 30, 2013.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation-Lehman and T. Rowe Price Complaints

On February 14, 2013, Lehman Brothers Holdings Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking, among other things, a declaratory judgment that as a result of non-payment of dividends, a Voting Rights Triggering Event had occurred pursuant to the certificate of designations for the Series B Preferred Stock (the “Certificate of Designations”) no later than July 15, 2010. LBHI alleges that as a result, we were prohibited from incurring indebtedness but did so for the purposes of purchasing assets relating to our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017. LBHI also seeks an award of unspecified contract damages. We filed a motion to dismiss the LBHI complaint on March 11, 2013. On April 25, 2013, LBHI filed an opposition to our motion to dismiss and a motion for partial summary judgment. We filed a reply in further support of our motion to dismiss and in opposition to LBHI’s motion for partial summary judgment on May 10, 2013. A hearing on the parties’ motions was held on May 20, 2013, at which the Court requested further briefing on cross-motions for summary judgment. Additionally, on June 17, 2013, T. Rowe Price High Yield Fund, Inc., T. Rowe Price Institutional High Yield Fund, T. Rowe Price Funds SICAV-Global High Yield Bond Fund and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “T. Rowe Price”) brought a claim against us making allegations substantially similar to those made by LBHI previously, except with an additional claim for breach of the implied covenant of good faith and fair dealing. On October 3, 2013, LBHI moved to amend its original complaint by adding a claim for breach of the implied covenant of good faith and fair dealing.  We have moved for judgment on the pleadings as to both T. Rowe Price’s and LBHI’s good faith and fair dealing claims.  In addition, the parties submitted cross-motions for summary judgment on October 31, 2013.  Answering briefs on the cross-motions are due November 15, 2013.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. Other than the modification to the risk factors set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2012. The below risk factors and the risk factors described in our Annual Report on Form 10-K (as amended by our Amendment No. 1 on Form 10-K/A) for the year ended December 31, 2012 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our growth depends on successfully executing our expansion strategy.

We have pursued, and will continue to pursue, as a growth strategy the expansion of our media business through selective acquisitions and affiliations, primarily in the largest U.S. Hispanic markets, such as our acquisition of a television station in the greater Houston area in 2011. We cannot assure you that our growth strategy will be successful, particularly given that the occurrence of the Voting Rights Triggering Event currently precludes us from incurring additional indebtedness. Our growth strategy is subject to a number of risks, including, but not limited to:

•

the limits on our ability to acquire additional stations due to our substantial level of debt and our current inability to incur additional indebtedness resulting from the occurrence of the Voting Rights Triggering Event;

•	the need to raise additional financing, which is currently precluded by the occurrence of the Voting Rights Triggering Event;
•	our stock price and market conditions in the financial markets;
•	the failure of such potential future acquisitions and affiliations to increase our station operating income or yield other anticipated benefits;

•	the need for required regulatory approvals, including FCC and antitrust approvals;

•	the challenges of managing any rapid growth;

•	the difficulties of programming newly acquired stations to attract listenership or viewership; and

•	general economic conditions affecting the media industry.

Although we intend to pursue selective strategic acquisitions, our ability to do so will be restricted by our current inability to incur additional indebtedness as a result of the occurrence of the Voting Rights Triggering Event, the terms of our debt instruments, the Certificate of Designations and our ability to raise additional funds. Additionally, our competitors, who may not be subject to such financial restrictions and who may have greater resources than we do or existing business in certain markets, may have an advantage over us in pursuing and completing strategic acquisitions that we target.

Risks Related to Our Indebtedness and Preferred Stock

As a result of our not having sufficient funds legally available to repurchase our Series B preferred stock upon request on October 15, 2013, a Voting Rights Triggering Event occurred and our business is subject to significant restrictions.

As a result of the Voting Rights Triggering Event, the holders of the Series B preferred stock have the right to elect two members to our board of directors.  The right to elect the two new directors may be exercised initially either at a special meeting of the holders of Series B preferred stock or at any annual meeting of the stockholders held for the purpose of electing directors.

Until the Voting Rights Triggering Event is remedied or waived, our business is subject to significant restrictions, unless such restrictions are waived or amended or our Series B preferred stock are refinanced on different terms. Waiving or amending the restrictions described below would require the approval of at least a majority of the shares of the then-outstanding Series B preferred stock and, in certain instances, may require the consent of each holder of Series B preferred stock affected. Under these restrictions, among other things:

•	we are unable to incur any indebtedness, even in the ordinary course of our business;

•	our ability to undertake investments or make restricted payments is significantly limited; and

•	we are unable to undertake certain mergers and consolidations.

These restrictions could have a material adverse effect on our business, financial condition and results of operations.

The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock.  We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event.

Directors elected by the holders of Series B preferred stock may not represent all stockholders.

If the holders of the Series B preferred stock elect two directors to the Board of Directors, those newly-elected directors may act primarily in the interests of the holders of the Series B preferred stock and not in the interest of all stockholders.  This could have a material adverse effect on the Company.

Our obligations under our Series B preferred stock and our substantial indebtedness under our 12.5% senior secured notes due 2017 could adversely affect our financial condition.

Our consolidated debt is substantial and we are highly leveraged, which could adversely affect our financial condition and limit our ability to grow and compete.  In addition, the occurrence of the Voting Rights Triggering Event will hamper our operations.

The occurrence of the Voting Rights Triggering Event and our high level of debt and long-term liabilities could have important consequences to the holders of our securities, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt and liabilities;

•	limiting and/or precluding our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and

•	placing us at a disadvantage compared to other, less leveraged competitors.

Our ability to generate sufficient cash flow from operations to pay the principal, premium, if any, and interest on our indebtedness and to pay the liquidation preference and cash dividend obligations under our Series B preferred stock, respectively, is uncertain. Our future debt service obligations could exceed the amount of our available cash. In addition, the Indenture that governs the Notes and the occurrence of the Voting Rights Triggering Event limit our ability to engage in activities that may be in our long-term best interest.

Upon a change of control, we must offer to repurchase all or a portion of our Series B preferred stock, in cash, at a premium to its liquidation value.

The terms of our Series B preferred stock require us, in the event of a change of control, to offer to repurchase all or a portion of a holder’s shares at an offer price in cash equal to 101% of the liquidation preference of the shares, plus an amount in cash equal to all accumulated and unpaid dividends on those shares up to but excluding the date of repurchase. We may not have sufficient funds legally available to make such repurchases.

As a result of our not having sufficient funds legally available to repurchase our Series B preferred stock upon request on October 15, 2013, our preferred stockholders may commence legal action to require us to make such repurchase.

Since we did not have sufficient funds legally available to repurchase our Series B preferred stock upon request in 2013, our Series B preferred stockholders may commence legal action to try to require us to do so. We could only make such repurchases out of legally available funds. The determination of the legal availability of funds to effect a repurchase was made by our board of directors based on all available information as of such time, including management’s recommendation, the recommendations of any third party advisors, the facts and circumstances, contractual commitments and restrictions at that time, including the covenants under the Indenture governing the Notes, and pursuant to the Delaware General Corporation Law. Any holder of Series B preferred stock could disagree with the determination that we did not have sufficient legally available funds to repurchase shares of Series B preferred stock and that holder might bring a lawsuit against us and our directors.

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

We are prevented by the covenants in our Series B preferred stock from refinancing any debt instruments.

We are currently prohibited under the terms of our Series B preferred stock from incurring any indebtedness. If the Voting Rights Triggering Event is continuing at the time that our other indebtedness matures, we would be prohibited by the terms of the Series B preferred stock from refinancing such other indebtedness. Under those circumstances, if we were unable to obtain a waiver or amendment to the Series B preferred stock or to refinance the Series B preferred stock on different terms, we might not be able to satisfy our obligations with respect to such other indebtedness.

The terms of the Indenture that governs the Notes, the terms of the Series B preferred stock and the occurrence of the Voting Rights Triggering Event restrict our current and future operations, particularly our ability to respond to changes or take certain actions.

The terms of our Series B preferred stock and the Indenture that governs the Notes contain restrictive covenants that impose significant restrictions on us and may limit, or prevent (in the case of the Voting Rights Triggering Event), our ability to engage in acts that may be in our long-term best interest, including restrictions or prohibitions on our ability to:

•	incur additional indebtedness (prohibited during the continuation of a Voting Rights Triggering Event);

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to satisfy our current obligations;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities, including acquisition opportunities.

These restrictions may affect our ability to grow in accordance with our plans, which could have an adverse effect on our business, financial condition, results of operations and cash flow.

The restrictions contained in the terms of our Series B preferred stock and in the Notes are subject to a number of exceptions, but even with these exceptions, our ability to take certain actions is significantly limited. In addition, many of the exceptions to the restrictions contained in the terms of our Series B preferred stock are unavailable due to the occurrence of the Voting Rights Triggering Event, as described above under “As a result of our not having sufficient funds legally available to repurchase our Series B preferred stock upon request on October 15, 2013, a Voting Rights Triggering Event occurred and our business is subject to significant restrictions.”

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

Under the terms of the Notes, we have the right to accrue the Additional Interest instead of paying such Additional Interest in cash.  If we do not pay the Additional Interest in cash, the holders of the Series B preferred stock might claim that such accrual of interest is an incurrence of indebtedness not permitted by the Certificate of Designations.  In such case, the holders of the Series B preferred stock may commence legal action to seek damages from us.  We would have strong arguments against any such claim.

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

Date: November 14, 2013

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