Form 10-K
period 2013-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2014-04-15
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,166,991 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 30, 2013, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $14.5 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $1,225. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Capital Market on June 28, 2012 of $3.50 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 21, 2014, 4,166,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2014 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I

Item 1. Business

Our Company

All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this report mean Spanish Broadcasting System, Inc., a Delaware corporation formed in 1994, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, mean our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation, and its subsidiaries. Our executive offices are located at 7007 N.W. 77 th Avenue, Miami Florida 33166, our telephone number is (305) 441-6901, and our corporate website is www.spanishbroadcasting.com.

We are a leading Spanish-language media and entertainment company with radio or television stations in the top seven U.S. Hispanic markets, including Puerto Rico, ranked by purchasing power. Our radio stations serve markets representing approximately 40% of the U.S. Hispanic population, and our television operations serve markets representing over 3.5 million Hispanic households. We produce and distribute Spanish-language content, including radio programs, television shows, music and live entertainment through our 20 radio stations and our television group, MegaTV, which produces over 50 hours of original programming per week. MegaTV broadcasts via our owned and operated stations in South Florida and Houston and through distribution agreements with other stations, including nationally on a subscriber basis. We also own 21 bilingual websites, including www.lamusica.com, Mega.tv and various station websites. In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

We operate the top Spanish-language radio station in the United States based on the average number of listeners per quarter-hour, which is WSKQ-FM, one of our New York stations. WSKQ-FM delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2013 Hispanic Fact Pack. Our other radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco.

U.S. Hispanic population rank (1)	Our radio market	2012 Hispanic population in market (in millions) (1)(2)	2012 Total population in market (in millions) (1)(2)	Percentage of total market population that is Hispanic (1)(2)	Percentage of total U.S. Hispanic population (1)(2)	Number of radio stations we operate in the market
1	Los Angeles	7.9	17.6	45%	14%	2
2	New York	4.7	21.1	22	9	2
3	Puerto Rico	3.7	3.7	99	7	11
5	Miami	2.1	4.4	48	4	3
6	Chicago	2.0	9.8	21	4	1
8	San Francisco	1.6	7.0	24	3	1
Total		22.0	63.6	35%	40%	20
(1)	Based on the Ipsos U.S. Diversity Market Report 2012.
(2)	Estimates for Puerto Rico taken from 2012 Population Estimates, United States Census Bureau, Population Division, December 2012.

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

Grow Our Television Business. Television is the largest Hispanic media market in the United States, with approximately 72.7% of the total 2012 U.S. Hispanic advertising spending. In 2012, the U.S. Hispanic television industry generated $5.8 billion of revenue, according to the 2013 Hispanic Fact Pack. Our radio stations and experience in the Hispanic media and radio market in the United States and Puerto Rico give us a powerful platform, knowledge base and set of relationships on which to build our growing television business. We utilize our market knowledge to create distinctive television programs tailored to our target audiences’ preferences. We believe that MegaTV will capitalize on these insights as the reach of our television programming continues to grow. Additionally, our television business offers attractive cross-promotional opportunities with our radio stations.

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

•

Growth in Hispanic Purchasing Power. The U.S. Hispanic population accounted for over $1.2 trillion of total purchasing power in 2013, which is estimated to grow to $1.6 trillion by 2018, according to the Selig Center for Economic Growth, The Multicultural Economy, 2013. U.S. Hispanic purchasing power increased by 18.4% since 2010 and accounted for 9.6% of all U.S. purchasing power in 2013. By 2018, Hispanics will account for 10.6% of total U.S. buying power.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $7.9 billion on Spanish-language media advertising in 2012, according to the 2013 Hispanic Fact Pack. This amount has almost quadrupled since 2000 when Hispanic advertising expenditures totaled $2.1 billion according to Hispanic Business Magazine, December 2001. As advertisers increasingly recognize the purchasing power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

•

Re-balancing of Advertising Spending Towards Hispanic Media. While U.S. Hispanic purchasing power represented 9.6% of the total U.S. purchasing power in 2013, approximately 5.7% of advertising spending is directed toward U.S. Hispanic media. As advertisers seek to tap the large and growing Hispanic market, we believe they will allocate additional advertising dollars to the Hispanic market. We believe we are well positioned to capitalize on the growing Hispanic advertising market given our attractive position in the top seven U.S. Hispanic markets, including Puerto Rico, ranked by purchasing power.

The above market opportunity information is based on data provided by the Ipsos U.S. Diversity Markets Report 2012, the 2013 Hispanic Fact Pack, the Selig Center for Economic Growth, The Multicultural Economy, 2012 and the Kantar Media Report March 2013.

Our Strengths

Strong Presence in Largest U.S. Hispanic Markets. We operate in the top seven U.S. Hispanic markets ranked by purchasing power, estimated to represent approximately 35% of U.S. Hispanic purchasing power in 2012 (for Puerto Rico, based on GDP purchasing power parity data): Los Angeles, New York, Puerto Rico, Miami, San Francisco, Chicago and Houston. We operate three of the top six Spanish-language radio stations across the United States. Our New York station (WSKQ-FM) ranks first among Spanish-language radio stations. The Los Angeles and New York markets, where we consistently have a top-three-rated Spanish-language radio station, have the largest and second largest U.S. Hispanic populations, respectively. New York and Los Angeles are also the largest and second largest overall radio markets in the United States measured by advertising revenue. In addition, MegaTV serves markets representing over 3.5 million Hispanic households.

Strong Portfolio of Branded Media Franchises. Because of our history with Hispanic-focused media, we believe that we have been able to develop strong relationships with the Hispanic audiences in our markets and create strong brand loyalty. Our listeners enjoy music from popular and emerging artists as well as updated local information on weather, news and general entertainment. As an example of the power of our brand, our New York station (WSKQ-FM) delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2013 Hispanic Fact Pact. Our live concerts and events provide our advertisers additional opportunities to reach their target audiences as well as allow us to cross-promote our brands and diversify our revenue base.

Diversification across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2013, no single advertiser generated more than 5% of our consolidated revenue. Our customer base includes advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

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

Recent Developments

Litigation- Lehman and T. Rowe Price Complaint

On February 14, 2013, Lehman Brothers Holdings Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking, among other things, a declaratory judgment that as a result of non-payment of dividends, a Voting Rights Triggering Event had occurred pursuant to the certificate of designations for the Series B preferred stock (the “Certificate of Designations”) no later than July 15, 2010. LBHI alleged that as a result, we were prohibited from incurring indebtedness but did so for the purposes of purchasing assets relating to our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”). LBHI also sought an award of unspecified contract damages.

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

Additionally, on June 17, 2013, T. Rowe Price High Yield Fund, Inc., T. Rowe Price Institutional High Yield Fund, T. Rowe Price Funds SICAV-Global High Yield Bond Fund and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “T. Rowe Price” and with LBHI, the “Plaintiffs”) brought a claim against us making allegations substantially similar to those made by LBHI previously, except with an additional claim for breach of the implied covenant of good faith and fair dealing.

On July 3, 2013, the Court granted the Plaintiffs’ motion to consolidate their lawsuits; and on October 3, 2013, LBHI moved to amend its original complaint by adding a claim for breach of the implied covenant of good faith and fair dealing. We moved for judgment on the pleadings as to both T. Rowe Price’s and LBHI’s good faith and fair dealing claims. In addition, we and the Plaintiffs submitted cross-motions for summary judgment on October 31, 2013.

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.

Litigation- Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Court seeking a declaratory judgment that a Voting Rights Triggering Event had occurred (as of April 15, 2010) under our Certificate of Designations as a result of our non-payment of dividends. The claim states that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our Notes under the Indenture governing the Notes were prohibited incurrences of indebtedness under the Certificate of Designations.

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. We deny the allegations contained in the complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock

Voting Rights Triggering Event

Pursuant to the Certificate of Designations, each holder of shares of our Series B preferred stock had the right, on October 15, 2013, to request that we repurchase (subject to the legal availability of funds under Delaware General Corporate Law) all or a portion of such holder’s shares of Series B preferred stock at a purchase price equal to 100% of the liquidation preference of such shares, plus all accumulated and unpaid dividends (as described in more detail below) on those shares to the date of repurchase.

On October 15, 2013, holders of shares of our Series B preferred stock requested that we repurchase 92,223 shares of Series B preferred stock for an aggregate repurchase price of $126.9 million, which included accumulated and unpaid dividends on these shares as of October 15, 2013. We did not have sufficient funds legally available to repurchase all of the Series B preferred stock for which we received requests and instead used the limited funds legally available to us to repurchase 1,800 shares for a purchase price of approximately $2.5 million, which included accrued and unpaid dividends. Consequently, a “voting rights triggering event” occurred (the “Voting Rights Triggering Event”).

Following the occurrence, and during the continuation of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock will be entitled to elect two directors to newly created positions on our Board of Directors, and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The right to elect the two new directors may be exercised initially either at a special meeting of the holders of Series B preferred stock or at any annual meeting of the stockholders held for the purpose of electing directors. On March 11, 2014, we received a request from LBHI, stating that it held more than 10% of the Series B preferred stock, and requesting that we call a special meeting of the Series B preferred stockholders, for the purpose of electing two directors.

The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event. The indenture governing our Notes currently prohibits us from paying dividends or from repurchasing the Series B preferred stock. See Item 1A. Risk Factors of this Form 10-K for a further discussion of our Series B preferred stock, including the consequences of the occurrence of the Voting Rights Triggering Event.

 Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates. While the Voting Rights Triggering Event continues, we cannot pay dividends on the Series B preferred stock without causing a breach of covenants under the indenture governing our Notes.

On March 29, 2013 and April 4, 2012, the Board of Directors declared a dividend for the dividend due April 15, 2013 and April 15, 2012, respectively, to the holders of our Series B preferred stock of record as of April 1, 2013 and April 1, 2012, respectively. The dividends of $26.875 per share were paid in cash on April 15, 2013 and April 16, 2012. Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B preferred stock on October 15, 2013.

Redemption Date Accounting Treatment on the Preferred Stock

Under current accounting principles, prior to October 15, 2013, the Series B preferred stock was considered conditionally redeemable because the Series B preferred stock holders had to request the Series B preferred stock to be repurchased on October 15, 2013. As a result of the request that was made by almost all of the holders of the Series B preferred stock on October 15, 2013 that the stock be repurchased, we assessed that, under applicable accounting principles, the contingent event had occurred and the Series B preferred stock now met the definition of a mandatorily redeemable instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Even though under Delaware law, the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being conditionally redeemable to mandatorily redeemable, then the financial instrument should be reclassified as a liability. The liability recognized is initially recorded at fair value and the resulting adjustment is recorded in equity so that no gain or loss is recognized on reclassification.

On October 15, 2013, we determined the fair value of the Series B preferred stock outstanding balance of $127.1 million, which included the outstanding shares and accumulated unpaid dividends, to be $39.5 million. Therefore, we recorded an $87.6 million adjustment to reduce the carrying value of the Series B preferred stock and accrued and unpaid dividends to fair value at the redemption date, with an offset to accumulated deficit.

Subsequent Accounting Treatment of the Preferred Stock

In accordance with ASC 480, the Series B preferred stock was re-measured subsequently from the initial measurement date as the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at December 31, 2013, because the final settlement amount to be paid on the Series B preferred stock was uncertain due to its continual accruing quarterly dividends and its uncertain settlement date. The resulting change in that amount from the previous reporting date (i.e. initial measurement date) was recognized as interest expense. Therefore, we recorded an $87.6 million adjustment to increase the Series B preferred stock liability to the contract settlement value as of December 31, 2013 and recorded $2.0 million as dividends on Series B preferred stock classified as interest expense for the accrued dividends from the redemption date to December 31, 2013.

Going forward, the Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10  3⁄4% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.

Operating Segments

We report two operating segments: radio and television.

See Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and/or operate radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The following table sets forth certain statistical and demographic information relating to our radio markets:

U.S. Hispanic population rank (1)	Our radio market	2012 Hispanic population in market (in millions) (1)(2)	2012 Total population in market (in millions) (1)(2)	Percentage of total market population that is Hispanic (1)(2)	Percentage of total U.S. Hispanic population (1)(2)	Number of radio stations we operate in the market	2013 radio market gross revenues (in millions) (3)	U.S. market radio revenue rank (3)
1	Los Angeles	7.9	17.6	45%	14%	2	$770.9	1
2	New York	4.7	21.1	22	9	2	624.2	2
3	Puerto Rico	3.7	3.7	99	7	11	74.8	36
5	Miami	2.1	4.4	48	4	3	239.4	11
6	Chicago	2.0	9.8	21	4	1	493.3	3
8	San Francisco	1.6	7.0	24	3	1	280.1	7
Total		22.0	63.6	35%	40%	20	$2,482.7
(1)	Based on Ipsos U.S. Diversity Market Report 2012.
(2)	Estimates for Puerto Rico taken from 2012 Population Estimates, United States Census Bureau, Population Division, December 2012.
(3)	BIA/Kelsey’s Investing in Radio Market Report 2013

Radio Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio Market Report 2013, and covers only over-the-air estimated gross revenues.

Los Angeles. The Los Angeles market is the largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $770.9 million in 2013. The Los Angeles market experienced an annual radio revenue increase of 1.4% between 2011 and 2012 and is expected to increase at an annual rate of 2.3% between 2012 and 2017.

New York. The New York market is the second largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $624.2 million in 2013. The New York market experienced an annual decrease of 0.6% in annual radio revenue between 2011 and 2012 and is expected to increase at an annual rate of 2.8% between 2012 and 2017.

Puerto Rico. The Puerto Rico market is the thirty-sixth largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $74.8 million in 2013. The Puerto Rico market experienced an annual radio revenue increase of 1.9% between 2011 and 2012 and is expected to increase at an annual rate of 0.8% between 2012 and 2017.

Miami. The Miami market is the eleventh largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $239.4 million in 2013. The Miami market experienced an annual radio revenue increase of 3.6% between 2011 and 2012 and is expected to increase at an annual rate of 2.0% between 2012 and 2017.

Chicago. The Chicago market is the third largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $493.3 million in 2013. The Chicago market experienced an annual radio revenue decrease of 0.5% between 2011 and 2012 and is expected to increase at an annual rate of 2.1% between 2012 and 2017.

San Francisco. The San Francisco market is the seventh largest U.S. radio market in terms of advertising revenue, which was projected to be approximately $280.1 million in 2013. The San Francisco market experienced an annual radio revenue decrease of 2.0% between 2011 and 2012 and is expected to increase at an annual rate of 2.0% between 2012 and 2017.

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

•

Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata and Latin Rhythmic music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic. Latin Rhythmic is a modern dance genre that has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop.

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

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as international hits from Puerto Rico, Mexico, Latin America and Spain.
•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.
•	Latin Rhythmic. The Latin Rhythmic format consists of Tropi-Pop, which is a mix of upbeat pop and tropical music.

The following table lists the programming formats of our radio stations and the target demographic group of each station:

Market	FM Station	Format	Target buying demographic group by age
Los Angeles	KLAX	Regional Mexican	18 – 49
	KXOL	Latin Rhythmic	18 – 34
New York	WSKQ	Spanish Tropical	18 – 49
	WPAT	Spanish Adult Contemporary	25 – 54
Puerto Rico	WMEG	Top 40	18 – 34
	WEGM	Top 40	18 – 34
	WRXD	Spanish Tropical	25 – 54
	WIOA	Spanish Adult Contemporary	18 – 49
	WIOB	Spanish Adult Contemporary	18 – 49
	WIOC	Spanish Adult Contemporary	18 – 49
	WZNT	Spanish Tropical	18 – 49
	WZMT	Spanish Tropical	18 – 49
	WZET	Spanish Tropical	18 – 49
	WODA	Latin Rhythmic	18 – 34
	WNOD	Latin Rhythmic	18 – 34
Chicago	WLEY	Regional Mexican	18 – 49
Miami	WXDJ	Spanish Tropical	18 – 49
	WCMQ	Spanish Adult Contemporary	25 – 54
	WRMA	Top 40	18 – 34
San Francisco	KRZZ	Regional Mexican	18 – 49

Our radio programming capabilities benefit from the integration and synergies of production of programming across the Company. For example, successful programming in one market can be syndicated to another market.

Special Events and On-Line Properties

As part of our media operating business, we also operate SBS Entertainment and SBS Interactive. SBS Entertainment is a premier producer of unique entertainment, concerts and special events. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events with popular artists, which are promoted by our radio and television stations. SBS Interactive manages LaMusica.com, Mega.tv, various radio station websites, and La Musica Mobile App. All of the digital properties offer bilingual (Spanish-English) content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, the majority of our station websites simultaneously stream our stations’ content, which has broadened our audience reach. We are developing brand specific digital content strategies for each of our key broadcast programs, on-air personalities and brands, and intend to generate revenue from such strategies. We also leverage many of our special events produced by SBS Entertainment, to produce music based digital content for live streaming and/or taped, on-demand streaming, which can also be developed to generate revenue.

We believe that SBS Entertainment and SBS Interactive, together with our broadcast portfolio, enables our audience to enjoy targeted and culturally relevant entertainment, which include, but are not limited to concert specials, artist interviews, music editorial content, music reviews, and local entertainment calendars, among others. At the same time, our online properties enable our advertisers to reach their targeted Hispanic consumers through an additional, targeted and dynamic medium.

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

TV market revenue rank (1)	Our TV Designed Market Area (DMA)	2012 Hispanic population in market (millions) (2)	2012 total population in television market (millions) (1)	Hispanic percentage of total population in TV market (1)	2013 market TV over-the air estimated gross revenues (millions) (1)
7	Miami-Ft. Lauderdale	2.17	4.46	48.6	$491.6
8	Houston	2.35	6.55	35.9	513.2
15	Orlando-Daytona Beach-Melbourne	0.75	3.81	19.7	309.6
69	Fresno	1.10	2.00	54.3	71.5
	Total in our markets	6.37	16.82	37.9%	$1,385.9
(1)	BIA/Kelsey’s Investing in Television 2013, 4th edition.
(2)	Calculated by multiplying the fourth column by the fifth column.

Television Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2013, 4th edition.

Miami. In 2012, the Miami-Ft. Lauderdale market was the seventh largest U.S. television market in terms of advertising revenue and for 2013 was projected to be approximately $491.6 million. The Miami-Ft. Lauderdale market experienced an annual television revenue increase of 8.5% between 2011 and 2012. Television revenue in the Miami-Ft. Lauderdale market is expected to increase at an annual rate of 1.3% between 2012 and 2017.

Houston. In 2012, the Houston market was the eighth largest U.S. television market in terms of advertising revenue and for 2013 was projected to be approximately $513.2 million. The Houston market experienced an annual television revenue increase of

5.0% between 2011 and 2012. Television revenue in the Houston market is expected to increase at an annual rate of 3.1% between 2012 and 2017.

Orlando. In 2012, the Orlando-Daytona Beach-Melbourne market was the fifteenth largest U.S. television market in terms of advertising revenue and for 2013 was projected to be approximately $309.6 million. The Orlando-Daytona Beach-Melbourne market experienced an annual television revenue increase of 37.2% between 2011 and 2012. Television revenue in this market is expected to increase at an annual rate of 0.5% between 2012 and 2017.

Fresno. In 2012, the Fresno-Visalia market was the sixty-ninth largest U.S. television market in terms of advertising revenue and for 2013 was projected to be approximately $71.5 million. The Fresno-Visalia market experienced an annual television revenue increase of 11.0% between 2011 and 2012. Television revenue in the Fresno-Visalia market is expected to increase at an annual rate of 1.6% between 2012 and 2017.

The following table lists the distribution outlets of our MegaTV programming:

Market	Station ID	Channel		Programming type
Houston, Texas	KTBU	55		Owned & Operated
Miami, Florida	WSBS	22		Owned & Operated
Orlando, Florida	WFTV	9		Affiliation Agreement
Fresno, California	KSDI	33		Affiliation Agreement
DirecTV	Satellite	405		Distribution Agreement
DirecTV-Puerto Rico	Satellite	169		Distribution Agreement
AT&T U-Verse-Nationwide	ADS/Cable	3,008		Distribution Agreement
Verizon Fios	ADS/Cable	See Footnote	(1)	Distribution Agreement
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

Our television growth strategy is focused on selectively expanding our MegaTV operations into U.S. Hispanic markets where we do not currently have television programming distribution outlets. We continue to target fast-growing and high-density U.S. Hispanic markets, where we can maximize our revenue through aggressive and selective sales and programming efforts directed at U.S. Hispanic and general market advertisers in order to be profitable in terms of station operating income.

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

The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by satellite, cable television systems and Internet-based music streaming services. Some radio broadcast stations, including ours, are utilizing digital technology on their existing terrestrial frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low-cost neighborhood service on frequencies which would not interfere with existing stations.

The FCC has selected In-Band On-Channel TM , also known as IBOC or “HD Radio ® ,” as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. HD Radio ® technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. HD Radio ® technology is used to (1) improve sound quality, (2) provide spectrum for enhanced data services and multiple program streams and (3) allow radio stations to time broker unused digital bandwidth to third parties, thereby providing new business opportunities for radio broadcasters. Final digital radio rules, including the imposition of new public interest requirements and appropriate limits to the amount of subscription requirements, remain under consideration by the FCC. We currently utilize HD Radio ® digital technology on some of our stations and will evaluate additional installations over the next few years. This digital technology, which is not required by the FCC, offers the possibility of multiple audio channels in our assigned frequencies.

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

Environmental Matters

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. We cannot assure you; however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

Employees

As of December 31, 2013, we had 464 full-time employees and 139 part-time employees. None of our employees are represented by a labor organization or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Our business depends upon the efforts, abilities and expertise of our executive officers and other key employees, including on-air talent, as well as our ability to hire and retain qualified personnel. The loss of any of our executive officers and key employees, particularly Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, could have a material adverse effect on our business.

Legal Proceedings

From time to time, we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In recent years, we have been subject to administrative proceedings and lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters, and a number of these lawsuits have resulted in the payment of substantial damages. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition. In 2013, a number of the holders of our Series B preferred stock brought actions against us relating to whether and when a Voting Rights Triggering Event had occurred. See Business - Recent Developments and Item. 3 Legal Proceedings for a discussion of such litigation.

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

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
		Date of	license	Operation	FCC
Broadcast station	Market	acquisition	expiration	frequency	class	HAAT	Power
						(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2013(2)	97.9 MHz	B	184	33.0
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2013(2)	96.3 MHz	B	398	6.6
WSKQ-FM	New York, NY	1/26/1989	6/1/2006(1)	97.9 MHz	B	415	6.0
WPAT-FM	New York, NY	3/25/1996	6/1/2014(2)	93.1 MHz	B	433	5.4
WMEG-FM	Puerto Rico	5/13/1999	2/1/2012(2)	106.9 MHz	B	594	25.0
WEGM-FM	Puerto Rico	1/14/2000	2/1/2020	95.1 MHz	B	600	25.0
WRXD-FM	Puerto Rico	12/1/1998	2/1/2020	96.5 MHz	B	852	11.5
WZET-FM	Puerto Rico	5/13/1999	2/1/2020	92.1 MHz	A	337	3.0
WIOA-FM	Puerto Rico	1/14/2000	2/1/2020	99.9 MHz	B	560	31.0
WIOB-FM	Puerto Rico	1/14/2000	2/1/2020	97.5 MHz	B	302	50.0
WIOC-FM	Puerto Rico	1/14/2000	2/1/2020	105.1 MHz	B	(61)	47.0
WZNT-FM	Puerto Rico	1/14/2000	2/1/2012(2)	93.7 MHz	B	560	28.0
WZMT-FM	Puerto Rico	1/14/2000	2/1/2020	93.3 MHz	B1	(69)	14.5
WODA-FM	Puerto Rico	1/14/2000	2/1/2020	94.7 MHz	B	560	31.0
WNOD-FM	Puerto Rico	1/14/2000	2/1/2020	94.1 MHz	B	597	25.0
WLEY-FM	Chicago, IL	3/27/1997	12/1/2012(2)	107.9 MHz	B	232	21.0
WRMA-FM	Miami, FL	3/28/1997	2/1/2012(2)	95.7 MHz	C2	167	40.0
WCMQ-FM	Miami, FL	12/22/1986	2/1/2012(2)	92.3 MHz	C2	188	31.0
WXDJ-FM	Miami, FL	3/28/1997	2/1/2020	106.7 MHz	C0	300	100.0
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2013(2)	93.3 MHz	B	415	6.0
WSBS-DT	Miami, FL(3)	3/1/2006	2/1/2013(2)	CH. 3	DTV	54	1.0
WSBS-CD	Miami, FL	3/1/2006	2/1/2013(2)	CH. 50	CA	236	150.0
KTBU-DT	Houston, TX(4)	8/1/2011	8/1/2014	CH. 42	DTV	597	1,000.0
(1)

An application to renew the FCC broadcast license for WSKQ-FM was filed on January 31, 2006. Approval of the application is still pending. A petition to deny the application for renewal was filed by several parties who alleged, inter alia, that WSKQ-FM had broadcast indecent material during the license term. An opposition pleading was submitted to the FCC categorically stating that the allegations made did not raise sufficient questions to warrant nonrenewal of the license. The application remains pending, and the station continues to operate under its expired license until the FCC takes action on the renewal. In February 2014, license renewal applications for stations located in the State of New York were due and we filed another application to renew these licenses. In the great majority of cases, radio broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications.

(2)	An application to renew the FCC broadcast license for this station was timely filed. Approval of the application is still pending.
(3)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
(4)	TV Station KTBU-DT is licensed to Conroe, Texas and is part of the Houston DMA.

License Grant and Renewal

Pursuant to the Communications Act, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;
•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and
•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

Alien Ownership

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens, whom the FCC refers to as “aliens,” or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and in the past the FCC has made such an affirmative finding in the broadcast context only in limited circumstances. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens. In 2013, the FCC issued a declaratory ruling that notwithstanding its past practices it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the stock of the parent of a broadcast licensee. In acting upon such a request, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy, and trade policy issues. Our certificate of incorporation provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.

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

Local Radio Ownership

Although current FCC rules allow one entity to own, control or hold attributable interests in an unlimited number of AM and FM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets (generally defined as those counties in the Arbitron ® Metro Survey Area, where they exist) in which a single entity may own an attributable interest as follows:

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

Local Television Ownership

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals only if (i) one of the two commonly owned stations is not ranked in the top four based upon audience share, and (ii) there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market. The rules also permit the ownership, operation or control of two televisions stations in a market as long as the stations’ Noise Limited Service contours do not overlap. In 2011, the FCC issued a Notice of Rulemaking (“Ownership NPRM”) proposing to modify the newspaper broadcast cross-ownership rule, to eliminate the radio television cross-ownership rule and to eliminate the contour overlap exception that permits common ownership of two television stations in the same market. The matter remains pending. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built. Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the other station. The Ownership NPRM also raised questions regarding whether the regulatory treatment of joint operating agreements between television stations in a market that are not commonly owned, including agreements for joint sales of advertising time, news sharing, and the provision of technical, promotional, and back-office services, should be changed. Currently, such arrangements are common among television stations in medium and smaller television markets where ownership of more than one television station is not permitted and the station providing services is not deemed to have an attributable interest in the station receiving services. In the Ownership NPRM, the FCC requested comments regarding whether such joint operating arrangements should be considered attributable. In addition, in a separate rulemaking proceeding that was issued in 2004, the FCC requested comments regarding whether a television station that sells more than 15% of the advertising inventory for another separately owned television station in a market pursuant to a joint sales agreement should be deemed to have an attributable interest in that station.

Television National Audience Reach Limitation

Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes a UHF television station with only 50% of the television households in its market. In establishing a national cap by statute, Congress did not specifically mention the FCC’s “UHF discount” policy. In 2013, the FCC released a proceeding to determine if the UHF discount policy should be retained, reused or eliminated. This proceeding remains pending.

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

In July 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. The Court also held that the FCC’s indecency standards did not violate the First Amendment. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued, although it has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally. We cannot predict whether Congress will consider or adopt further legislation in this area.

Simulcasting

The FCC rules prohibit a licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner.

Time Brokerage and Joint Sales Agreements

Occasionally, stations enter into time brokerage agreements or local marketing agreements. Separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. Over the past few years, a number of stations have entered into cooperative arrangements commonly known as joint sales agreements, or “JSAs.” The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station. JSAs between two television stations are not considered attributable, although as noted above, the FCC has a pending proceeding regarding whether such joint operating arrangements should be considered attributable.

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

Closed Captioning and Video Description Rules

FCC rules require the majority of programming broadcast by television stations to contain closed captions. The rules allow a video programming owner to file a petition for exemption from the rules. We have filed a petition for exemption from the rules based upon a showing of undue burden. During the pendency of an undue burden determination, the video programming subject to the request for exemption is considered exempt from the closed captioning requirement. In January 2012, the FCC adopted rules to require that television programming broadcast or transmitted with captioning include captioning if subsequently made available online, for example, by streaming content on broadcasters’ websites. In 2013, the FCC released a rulemaking seeking comments regarding whether the Internet video captioning obligations should apply to brief segments or clips of video programs that are carried on the Internet.

FCC rules also require, in part, that affiliates of the top-four national broadcast networks in the top 25 markets provide a minimum of 50 hours of video-described primetime and/or children’s programming each calendar quarter. The requirement to provide video descriptions will ultimately be expanded in 2015 to network affiliates in the top 60 markets.

Commercial Advertisement Loudness Mitigation

New rules enacted by the FCC that require our television broadcast stations to transmit commercials and adjacent programming at the same volume went into effect in December 2012.

Recordkeeping

The FCC rules require broadcast stations to maintain various records regarding operations, including equipment performance records and a log of a station’s operating parameters. Broadcast stations must also maintain a public inspection file. Portions of the public inspection files maintained by television stations are hosted on an FCC-maintained website.

Regulation of the Internet

Internet services including websites of our broadcast stations are subject to regulation relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Privacy Protection Act (“COPPA”) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal, state, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

Repurposing of Broadcast Spectrum for Other Uses

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. On October 2, 2012, the FCC released a Notice of Proposed Rulemaking to begin to develop the rules and procedures to implement incentive auctions authorized by Congress. That rulemaking process remains ongoing.

The incentive auction process would have three components. First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station’s spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license. Second, in order to accommodate the spectrum reallocated to new users, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels. The FCC has solicited comments on various aspects of the repacking and reimbursement process. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, Congress directed the FCC, when repacking television broadcast spectrum, to make reasonable efforts to preserve a station’s coverage area and population served. Also, the FCC is prohibited from requiring a station to move involuntarily from the UHF band to the VHF band or from the high VHF band to the low VHF band. The statute does not protect low power stations in the repacking process. Third, the FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to conduct the auction during 2015.

The outcome of the incentive auction and repacking of broadcast television spectrum, or the impact of such items on our business, cannot be predicted.

Proposed and Recent Changes

Congress and the FCC continually consider new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect our operations, ownership and profitability; result in the loss of audience share and advertising revenue; or affect our ability to acquire additional broadcast stations or to finance such acquisitions. We can neither predict what matters might be considered nor judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. Such matters may include:

•	changes to the license authorization and renewal process;
•	proposals to improve record keeping, including enhanced disclosures of stations’ efforts to serve the public interest;
•	changes to the FCC’s equal employment opportunity regulations and other matters relating to the involvement of minorities and women in the broadcasting industry;
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

The following information should be read in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the consolidated financial statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this report.

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

We have experienced net losses in the past and in the year ended December 31, 2013, we recorded a net loss available to common stockholders of $8.9 million. Failure to achieve sustained profitability may adversely affect our ability to raise additional capital and our ability to meet our obligations. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations or finance future acquisitions could negatively impact our business, financial condition, results of operations and cash flows.

If U.S. economic conditions do not improve or deteriorate, our results of operations and cash flow may be adversely affected.

Revenue generated by our media broadcasting stations depends primarily upon the sale of advertising time. Our operating results have been adversely affected by the slow recovery of the U.S. economy from the most recent recession because advertising expenditures, which we believe to be largely a discretionary business expense, generally decrease as the economy slows down. The condition of the U.S. economy remains highly uncertain, with continuing high unemployment and low growth rates, and if the economy does not improve or deteriorates, our results of operations will be adversely affected.

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

Our operations and performance depend significantly on the United States and, to a lesser extent, international economic conditions and their impact on purchases of advertising by our clients. We believe that this uncertain economic condition may continue in future periods, as our advertisers alter their purchasing activities in response to the new economic reality, and, among other things, our advertisers may change or scale back future purchases of advertising time. This uncertainty may affect our ability to prepare accurate financial forecasts or meet specific forecasted results. It is currently unclear as to what overall effect the current economic conditions and uncertainties will continue to have on the marketplace and our future business. If we are unable to adequately respond to or forecast further changes in demand for advertising or if current economic conditions persist or deteriorate, our results of operations, financial condition and business prospects may be materially and adversely affected.

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

Our New York, Los Angeles and Miami markets accounted for more than 60% of our net revenue for the year ended December 31, 2013. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.

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

Although we intend to pursue selective strategic acquisitions, our ability to do so will be restricted by our current inability to incur additional indebtedness as a result of the occurrence of the Voting Rights Triggering Event, the terms of our debt instruments, and our ability to raise additional funds. Additionally, our competitors, who may not be subject to such financial restrictions and who may have greater resources than we do or existing business in certain markets, may have an advantage over us in pursuing and completing strategic acquisitions that we target.

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

Although we recorded positive consolidated operating income for our television segment in 2013 under our indenture governing our Notes, our television segment was not profitable per GAAP and may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

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

If we do not record positive consolidated station operating income for our television segment for any applicable period, beginning on April 15, 2013, additional interest will be payable on our 12.5% senior secured notes due 2017 in cash at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of our 12.5% senior secured notes due 2017 plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period. Please see “Risks Related to Our Indebtedness and Preferred Stock” for further discussion related to our 12.5% senior secured notes due 2017. We recorded positive consolidated station operating income for our television segment for the four fiscal quarter period ended on December 31, 2013.

The loss of distribution agreements could materially adversely affect our results of operations.

Our MegaTV television operation has entered into station distribution agreements that allow us to serve markets representing over 3.5 million Hispanic households. One of these agreements expires within the next year if not renewed. If our distribution agreements are terminated or not extended, our ability to reach our viewers and receive licensing fees may be adversely affected, which could adversely affect our business, financial condition and results of operations. Although we expect to renew these agreements or make other arrangements to reach viewers, there is no assurance that we will be able to do so. We receive advertising inventory from our affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by MegaTV into its programming. In addition, primarily with respect to Multichannel Video Programming Distributors, we receive a fee for providing such programming. The loss of distribution agreements of our MegaTV television operation could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewal on less favorable terms may also adversely affect our results of operations through the reduction of advertising revenue and fees.

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

Increased use by consumers of new technologies may decrease viewership of advertisements, result in decreased advertising revenues for our television stations, and have a negative effect on our business.

Technology in the broadcast, entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of content delivery, as well as certain changes in consumer or advertiser behavior driven by changes in these or other technologies and methods of delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, DVD players and other personal video and audio systems, wireless devices, text messaging, streaming video, and downloading from the Internet. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs (e.g., TiVo), Aereo, the Dish Network Hopper and portable digital devices, may cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations.

The entry by certain telecommunications companies into the video services delivery market, and the launch of over-the-top providers that deliver programming to viewers over the Internet has increased, and may continue to increase, competitive demand for programming. Other cable providers and direct-to-home satellite operators are developing new video compression technologies that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating such channels and potentially leading to increased competition for viewers in some of our markets. More television options increase competition for viewers, and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. Our ability to adapt to changes in technology on a timely and effective basis and exploit new sources of revenue from these changes may affect our business prospects and results of operations.

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
•

audio programming by cable television operators, direct broadcast satellite systems, personal communications and wireless systems, Internet content providers, internet radio stations and other digital audio broadcast formats;

•	new, diverse and evolving forms of video and audio program distribution offered through the Internet;
•	direct satellite broadcast television companies that supply subscribers with several high quality music channels;
•	the introduction of in-band on-channel digital radio provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;
•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements;
•	the provision of digital audio and video content for listening and/or viewing on the Internet and/or available for downloading or streaming to portable devices; and
•	low-power FM radio, which could result in additional FM radio broadcast stations in markets where we have stations.

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

As of December 31, 2013, we had approximately $355.9 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $323.1 million on our consolidated balance sheet. These unamortized intangible assets represented approximately 77% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, cease to be amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

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

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 83% of the combined voting power of our outstanding shares of common stock as of December 31, 2013. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire Board of Directors, mergers and acquisitions and sales of all or substantially all of our assets. In addition, Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy.

We cannot assure you that Mr. Alarcón will maintain all or any portion of his ownership or that he would continue as an officer or director if he sold a significant part of his stock. Further, the disposition by Mr. Alarcón of a sufficient number of shares could result in a change in control of our company, which could trigger a variety of federal, state and local regulatory consent requirements and potentially limit our utilization of net operating losses for income tax purposes, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Because Mr. Alarcón owns a majority of the voting power of our outstanding common stock, we are a “controlled company” within the meaning of the NASDAQ listing rules. As a result, we qualify for, and rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the NASDAQ corporate governance requirements. As a “controlled company,” we are exempt from the requirements to have (i) a majority of independent directors on our Board of Directors, (ii) compensation and nominating committees composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected or recommended to the Board of Directors for selection, either by a majority of the independent directors, or a nominating committee composed solely of independent directors. We intend to use these exemptions, and as a result, do not currently have a nominating committee. However, we do have a Board of Directors composed of a majority of independent directors and an audit committee and compensation committee composed solely of independent directors.

The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Capital Market.

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

The television and radio broadcasting and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, we are required to obtain, and periodically renew, licenses from the FCC to operate our radio and television stations. The FCC may not approve our future renewal applications, or it may approve them for less than the full term or subject to conditions or qualifications. The FCC broadcasting license for our flagship WSKQ-FM station, which accounts for a material portion of our net revenue, expired on June 1, 2006. The FCC has yet to take action on our application to renew this license, which is opposed by several parties who allege, among other things, that WSKQ-FM has broadcast indecent material. In February 2014, license renewal applications for stations located in New York were due and we filed another application to renew these licenses. Although the station continues to operate under its expired license pursuant to FCC rules, until the FCC takes action on the renewal applications (the FCC grants renewal of broadcast licenses in the great majority of cases), we cannot be assured that the license will be renewed on favorable terms or at all. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses (including the license for our WSKQ-FM station) could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We must also comply with extensive FCC regulations and policies in the ownership and operation of our television and radio stations and our television network. FCC regulations limit the number of television and radio stations that a licensee can own in a market and the household reach of television stations nationwide. Under the Communications Act, every three years each television broadcast station is required to elect to exercise the right, either to require cable television system and Direct Broadcast Satellite (“DBS”) operators in its local market to carry its signal (must carry), or to prohibit carriage or condition it upon payment of a fee or other consideration. These “must carry” rights are not absolute, and under some circumstances, a cable system or DBS operator may be entitled not to carry a given station. The FCC’s current rules require cable and DBS operators to carry only one channel of the digital signal of our television stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment. Cable systems and DBS operators may not continue to carry our owned or affiliated television broadcast stations. The failure of a cable system or DBS operator to carry one of our owned or affiliated television stations could have a material adverse effect on our revenues.

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

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. In October 2012, the FCC released a Notice of Proposed Rulemaking to begin to develop the rules and procedures to implement incentive auctions authorized by Congress. That rulemaking process remains ongoing.

The incentive auction process would have three components. First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station’s spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license. Second, in order to accommodate the spectrum reallocated to new users, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels. In addition, Congress directed the FCC, when repacking television broadcast spectrum, to make reasonable efforts to preserve a station’s coverage area and population served. Also, the FCC is prohibited from requiring a station to move involuntarily from the UHF band to the VHF band or from the high VHF band to the low VHF band. The statute does not protect low power stations in the repacking process. Third, the FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to conduct the auction during 2015.

The outcome of the incentive auction and repacking of broadcast television spectrum, or the impact of such items on our business, cannot be predicted.

Proposed legislation would require radio broadcasters to pay royalties to record labels and recording artists.

Legislation was introduced in past Congressional sessions that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. The legislation failed to pass and has been reintroduced in the current Congress. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. In addition, radio and recording industry representatives have entered into negotiations that may result in an agreement to resolve the performance fee issue. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial condition.

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

In July 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and Fox for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has not issued any decisions regarding indecency enforcement since the Supreme Court’s decision was issued, although it has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of indecency policies generally. We cannot predict whether Congress will consider or adopt further legislation in this area.

In addition, the FCC’s heightened focus on the indecency regulatory scheme against the broadcast industry generally may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. A number of inquiries or proceedings regarding alleged violations of the FCC’s indecency policy by our stations are currently pending, including a motion in opposition to the renewal of one of our material broadcast licenses. In addition, we have in the past been the subject and may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected. We also face increased potential costs in the form of fines for indecency violations, and we cannot predict whether Congress will consider or adopt further legislation in this area.

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

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. On July 7, 2011, the United States Court of Appeals for the Third Circuit upheld the FCC’s last media ownership review order, to the extent that the FCC retained most of its media ownership rules, and vacated the portion of that order that sought to relax restrictions on common ownership of broadcast stations and daily newspapers. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) as part of its 2010 quadrennial review of its media ownership rules. The NPRM proposes to leave in place most of the current rules but does tentatively propose to revise the prohibition against owning a daily newspaper and a broadcast station in the largest markets and proposes to eliminate the radio-television cross-ownership rule, which restricts the number of television and radio stations an entity can own in a market. In addition to the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against us or any of our license-holding subsidiaries, or any FCC license from which we are acquiring a station, could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on, its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock. In 2013, however, the FCC issued a declaratory ruling that notwithstanding its past practices it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the stock of the parent of a broadcast licensee. In acting upon such a request, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy, and trade policy issues. In addition, where proposed acquisitions might result in local radio advertising revenue concentration, the Department of Justice and/or the Federal Trade Commission could undertake their own reviews and could attempt to block or place restrictions or conditions on such transactions.

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

As a result of the Voting Rights Triggering Event, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors. The right to elect the two new directors may be exercised initially either at a special meeting of the holders of Series B preferred stock or at any annual meeting of the stockholders held for the purpose of electing directors. On March 11, 2014, the Company received a request from LBHI, stating that it held more than 10% of the Series B preferred stock, and requesting that the Company call a special meeting of the preferred Series B stockholders, for the purpose of electing two directors.

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

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete; and
•	placing us at a disadvantage compared to our competitors.

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

The terms of our Series B preferred stock require us, in the event of a change of control, to offer to repurchase all or a portion of a holder’s shares at an offer price in cash equal to 101% of the liquidation preference of the shares, plus an amount in cash equal to all accumulated and unpaid dividends on those shares up to but excluding the date of repurchase. We do not currently have and we may not have in the future sufficient funds legally available to make such repurchases.

As a result of our not having sufficient funds legally available to repurchase our Series B preferred stock upon request on October 15, 2013, our preferred stockholders have commenced legal action to require us to make such repurchase.

Since we did not have sufficient funds legally available to repurchase our Series B preferred stock upon request in 2013, our Series B preferred stockholders have commenced legal action to try to require us to do so. We can only make such repurchases out of legally available funds. The determination of whether we have legally available funds to effect a repurchase is made by our Board of Directors based on all available information as of such time, including management’s recommendation, the recommendations of third party advisors, the facts and circumstances, contractual commitments and restrictions at that time, including the covenants under the Indenture governing the Notes, and pursuant to the Delaware General Corporation Law.

We have strong arguments against any claim (whether relating to the legal availability of funds or otherwise) that the holders of the Series B preferred stock have brought, but we cannot predict with certainty how any given court might rule. Even if challenges by the holders of the Series B preferred stock are unsuccessful, the litigation itself is likely to be costly, and will divert management’s attention from our ongoing business.

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

Our ability to make scheduled payments on or refinance our debt obligations, including the Notes and our obligations under our Series B preferred stock, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to pay our obligations under our Series B preferred stock.

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

We lease (i) all of our other transmitter sites, with lease terms that expire between 2014 and 2044, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio stations in Chicago and San Francisco.

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

Litigation- Lehman and T. Rowe Price Complaint

On February 14, 2013, Lehman Brothers Holdings Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking, among other things, a declaratory judgment that as a result of non-payment of dividends, a Voting Rights Triggering Event had occurred pursuant to the certificate of designations for the Series B preferred stock (the “Certificate of Designations”) no later than July 15, 2010. LBHI alleged that as a result, we were prohibited from incurring indebtedness but did so for the purposes of purchasing assets relating to our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”). LBHI also sought an award of unspecified contract damages.

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

Additionally, on June 17, 2013, T. Rowe Price High Yield Fund, Inc., T. Rowe Price Institutional High Yield Fund, T. Rowe Price Funds SICAV-Global High Yield Bond Fund and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “T. Rowe Price” and with LBHI, the “Plaintiffs”) brought a claim against us making allegations substantially similar to those made by LBHI previously, except with an additional claim for breach of the implied covenant of good faith and fair dealing.

On July 3, 2013, the Court granted the Plaintiffs’ motion to consolidate their lawsuits; and on October 3, 2013, LBHI moved to amend its original complaint by adding a claim for breach of the implied covenant of good faith and fair dealing. We moved for judgment on the pleadings as to both T. Rowe Price’s and LBHI’s good faith and fair dealing claims. In addition, we and the Plaintiffs submitted cross-motions for summary judgment on October 31, 2013.

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.

Litigation- Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Court seeking a declaratory judgment that a Voting Rights Triggering Event had occurred (as of April 15, 2010) under our Certificate of Designations as a result of our non-payment of dividends. The claim states that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our Notes  under the Indenture governing the Notes were prohibited incurrences of indebtedness under the Certificate of Designations.

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. We deny the allegations contained in the complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our Class A common stock is traded on the NASDAQ Capital Market under the symbol “SBSA”. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Capital Market.

	2013		2012
	High	Low	High	Low
First quarter	$3.38	2.31	7.47	2.78
Second quarter	4.97	2.40	7.50	2.78
Third quarter	4.55	3.14	7.10	2.84
Fourth quarter	4.24	3.28	3.84	1.15
(b)	Record Holders

As of March 18, 2014, there were approximately 113 record holders of our Class A common stock, six record holders of our Class B common stock and one record holder of our Class C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Class C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Class C preferred stock is convertible into two shares of Class A common stock.

(c)	Dividends

We have not declared or paid any cash or stock dividends on any class of our common stock in the last two years. We intend to retain future earnings for use in our business and due to the Voting Rights Triggering Event, we are not permitted to declare or pay any cash or stock dividends on shares of our Class A or Class B common stock until the requirements to lift the Voting Rights Triggering Event are met. Once the Voting Rights Triggering Event is no longer in effect, any determination to declare and pay dividends will be made by our Board of Directors based upon our earnings, financial position, capital requirements and other factors that our Board of Directors deem relevant. Furthermore, our indenture contains restrictions on our ability to pay dividends.

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

On October 15, 2013, holders of shares of our Series B preferred stock requested that we repurchase 92,223 shares of Series B preferred stock for an aggregate repurchase price of $126.9 million, which included accumulated and unpaid dividends on these shares as of October 15, 2013. We did not have sufficient funds legally available to repurchase all of the Series B preferred stock for which we received requests and instead used the limited funds legally available to us to repurchase 1,800 shares for a purchase price of approximately $2.5 million, which included accrued and unpaid dividends. Consequently, a Voting Rights Triggering Event” occurred.

Following the occurrence, and during the continuation of the Voting Rights Triggering Event, we will be subject to more restrictive operating covenants, including a prohibition on our ability to pay dividends, make distributions, or redeem or repurchase securities. The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event. The indenture governing our Notes currently prohibits us from paying dividends or from repurchasing the Series B preferred stock. See Item 1A. Risk Factors of this Form 10-K for a further discussion of our Series B preferred stock, including the consequences of the occurrence of the Voting Rights Triggering Event.

On March 29, 2013, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The cash dividend of $26.875 per share was paid in cash on April 15, 2013.

Our Board of Directors, under management’s recommendation, has previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements (and, in the case of the four most recent scheduled dividends, the restrictive covenants under the Indenture), it was not prudent to declare or pay the dividends scheduled for October 15, 2013, July 15, 2013 and January 15, 2013. Under the Indenture governing our Notes, we are not permitted to pay any dividends while a Voting Rights Triggering Event exists.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources below for additional information regarding liquidity restrictions on our ability to pay dividends on our common stock.

Equity Compensation Plans

Information called for by Item 5 will be set forth in our proxy statement relating to the 2014 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We own and/or operate 20 radio stations in markets that reach approximately 40% of the Hispanic population in the United States, including Puerto Rico. In addition, we broadcast via our owned and operated television stations in South Florida and Houston and through distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We operate two reportable segments: radio and television.

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the years ended 2013 and 2012, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 87% of our consolidated net revenue.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the years ended 2013 and 2012, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 13% of our consolidated net revenues.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2013 and 2012, local revenue comprised 62% – 68% of our gross revenue.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the years ended 2013 and 2012, national revenue comprised 16%—17% of our gross revenue. Network sales generally consists of advertising airtime sold to our network sales partner and for the years ended 2013 and 2012, comprised 3% of our gross revenue.

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

Our advertising rates are primarily based on the following factors:

•	a station’s audience share in the demographic groups targeted by advertisers which are measured by ratings agencies, primarily Nielsen;
•	the number of stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;
•	the supply of, and demand for, advertising time; and
•	the size of the market.

Our net revenue is also affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our net revenue is typically lowest in the first calendar quarter of the year.

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the years ended 2013 and 2012, these revenues combined comprised approximately 12% – 18% of our gross revenue.

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

•

Engineering and programming expenses. Engineering and programming expenses are related to the delivery and creation of our programming content on the air. These expenses include compensation and benefits for employees involved in engineering and programming, transmitter-related expenses, originally produced content, on-air promotions, acquired programming, music license fees, and other expenses.

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

Year Ended 2013 Compared to Year Ended 2012

The following summary table presents separate financial data for each of our operating segments (in thousands).

	2013	2012
Net revenue:
Radio	$133,536	121,414
Television	20,238	18,108
Consolidated	$153,774	139,522
Engineering and programming expenses:
Radio	$22,044	20,101
Television	8,828	11,144
Consolidated	$30,872	31,245
Selling, general, and administrative:
Radio	$58,322	49,108
Television	10,878	8,521
Consolidated	$69,200	57,629
Corporate expenses	$9,316	7,507
Depreciation and amortization:
Radio	$1,943	2,062
Television	2,916	2,999
Corporate	307	403
Consolidated	$5,166	5,464
(Gain) loss on disposal of assets, net:
Radio	$(12)	(15)
Television	—	—
Corporate	(13)	—
Consolidated	$(25)	(15)
Impairment of assets and restructuring costs:
Radio	$86	48
Television	1,000	11
Corporate	(197)	383
Consolidated	$889	442
Operating income (loss):
Radio	$51,153	50,110
Television	(3,384)	(4,567)
Corporate	(9,413)	(8,293)
Consolidated	$38,356	37,250

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2013 and 2012. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and related notes.

	2013	2012
	(In thousands)
Net revenue	$153,774	139,522
Engineering and programming expenses	30,872	31,245
Selling, general, and administrative expenses	69,200	57,629
Corporate expenses	9,316	7,507
Depreciation and amortization	5,166	5,464
(Gain) loss on disposal of assets, net	(25)	(15)
Impairment of assets and restructuring costs	889	442
Operating income	38,356	37,250
Interest expense, net	(39,715)	(36,543)
Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense	(87,563)	—
Dividends on Series B preferred stock classified as interest expense	(2,028)	—
Change in fair value of derivative instrument	—	(391)
Income tax (benefit) expense	(2,384)	1,597
Net loss	$(88,566)	(1,281)
Series B preferred stock adjustment to fair value at redemption date	87,563	—
Dividends on Series B preferred stock	(7,859)	(9,927)
Net loss available to common stockholders	$(8,862)	(11,208)

Net Revenue

The increase in our consolidated net revenues of $14.2 million or 10% was due to the increases in both our radio and television segments’ net revenues. Our radio segment net revenues increased $12.1 million or 10%, primarily due to special events revenue, local, national, barter and interactive sales. The increases in special events revenue, barter and interactive sales occurred throughout most of our markets. The increase in local sales was primarily in our New York, Los Angeles, Puerto Rico and Miami markets. The increase in national sales took place in our Los Angeles, New York and San Francisco markets. Our television segment net revenues increased $2.1 million or 12%, largely due to the increase in special events revenue, offset by the decreases in national and local spot sales and paid-programming sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.4 million or 1% was due to the decrease in our television segment expenses. Our television segment expenses decreased $2.3 million or 21%, mainly due to decreases in originally produced programming costs, compensation and benefits, and the elimination of broadcasting rights fees related to our former Chicago and Puerto Rico outlets. Our radio segment expenses increased $1.9 million or 10%, primarily related to increases in compensation and benefits, legal settlements and music research expenses, which were offset by a decrease in music license fees.

Selling, General, and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $11.6 million or 20% was due to the increases in both our radio and television segments’ expenses. Our radio segment expenses increased $9.2 million or 19%, mainly due to increases in special events expenses, barter expense, compensation and benefits, and legal settlements, which were offset by a decrease in local commissions. Our television segment expenses increased $2.4 million or 28%, primarily due to an increase in special events expenses, which were offset by decreases in compensation and benefits, and facilities expenses.

Corporate Expenses

The increase in corporate expenses of $1.8 million or 24% was mostly due to an increase in professional fees.

Impairment of Assets and Restructuring Costs

The impairment charges and restructuring costs were mainly related to an impairment charge recognized on the write-off of a deposit for an option to purchase a TV station that we operated under a programming agreement throughout 2008 and 2009. Pursuant to a lawsuit, we were requesting the reimbursement of our deposit but our claim was denied.

Operating Income

The increase in operating income of $1.1 million or 3% was mainly due to the increase in net revenue.

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

Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense and Dividends on Series B preferred stock classified as interest expense

In accordance with Accounting Standards Codification 480“Distinguishing Liabilities from Equity” (“ASC 480”), the Series B preferred stock was re-measured subsequently from the initial measurement date (i.e. redemption date of October 15, 2013) as the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at December 31, 2013, because the final settlement amount to be paid on the Series B preferred stock was uncertain due to its continual accruing quarterly dividends and its uncertain settlement date. The resulting change in that amount from the previous reporting date (i.e. initial measurement date) was recognized as interest expense. Therefore, we recorded an $87.6 million adjustment to increase the Series B preferred stock liability to the contract settlement value as of December 31, 2013 and recorded $2.0 million as dividends on Series B preferred stock classified as interest expense for the accrued dividends from the redemption date to December 31, 2013. Please refer to “Series B preferred stock adjustment to fair value at redemption date” below for further additional details.

 Income Tax (Benefit) Expense

The decrease in income tax expense of $4.0 million was primarily a result of the elimination of a valuation allowance on a deferred tax asset related to one of our Puerto Rico subsidiaries.

Net Loss

The increase in net loss of $88.6 million was primarily due to the increase in interest expense, Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense and dividends on Series B preferred stock classified as interest expense.

Series B preferred stock adjustment to fair value at redemption date

Under current accounting principles, prior to October 15, 2013, the Series B preferred stock was considered conditionally redeemable because the Series B preferred stock holders had to request the Series B preferred stock to be repurchased on October 15, 2013. As a result of the request that was made by almost all of the holders of the Series B preferred on October 15, 2013 that the stock be repurchased, we assessed that, under applicable accounting principles, the contingent event had occurred and the Series B preferred stock now met the definition of a mandatorily redeemable instrument under ASC 480. Even though under Delaware law, the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being conditionally redeemable to mandatorily redeemable, then the financial instrument should be reclassified as a liability. The liability recognized is initially recorded at fair value and the resulting adjustment is recorded in equity so that no gain or loss is recognized on reclassification.

On October 15, 2013, we determined the fair value of the Series B preferred stock outstanding balance of $127.1 million, which included the outstanding shares and accumulated unpaid dividends, to be $39.5 million. Therefore, we recorded an $87.6 million adjustment to reduce the carrying value of the Series B preferred stock and accrued and unpaid dividends to fair value at the redemption date, with an offset to accumulated deficit.

Dividends on Series B preferred stock

The decrease in dividends on the Series B preferred stock of $2.1 million is as a result of the accounting treatment of the Series B preferred stock and its related dividends after the redemption date of October 15, 2013. Please refer to “Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense and Dividends on Series B preferred stock classified as interest expense” and “Series B preferred stock adjustment to fair value at redemption date” above for further details.

Net Loss available to common stockholders

The decrease in net loss available to common stockholders of $2.3 million was primarily due to the decrease in income tax expense and an increase in operating income, which were offset by an increase in interest expense.

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

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve-month period, including, among other things, required semi-annual interest payments pursuant to the Notes and capital expenditures.

Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate in any material respect;
•	despite the consequences resulting from the occurrence of the Voting Rights Triggering Event, we will attempt to continue to successfully implement our business strategy;
•	we will not use cash flows from operating activities to repurchase the Series B preferred stock; and
•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters or legal judgments.

We evaluate strategic media acquisitions and/or dispositions and strive to expand our media content through distribution and affiliations in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We engage in discussions regarding potential acquisitions and/or dispositions and expansion of our content through media outlets from time to time in the ordinary course of business. We anticipate that any future acquisitions would be financed through funds generated from equity financing, operations, asset sales or a combination of these or other available and/or permitted sources. As a result of the consequences resulting from the occurrence of the Voting Rights Triggering Event, we are currently not able to finance acquisitions through the incurrence of additional debt and are subject to additional restrictions which may preclude us from being able to execute this strategy.

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

Although our secured leverage ratio as of December 31, 2012, June 30, 2013 and December 31, 2013 was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the six-months ended December 31, 2012 and the last twelve months ended June 30, 2013 and December 31, 2013 (as defined in the Indenture). Therefore, during the periods ending December 31, 2012, June 30, 2013 and December 31, 2013 no Additional Interest was incurred and/or payable.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event currently prevents us from incurring any such additional debt.

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

As of December 31, 2013, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2013 and 2012, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	2013	2012	Change
	(In thousands)
Capital expenditures:
Radio	$1,072	407	665
Television	535	937	(402)
Corporate	700	247	453
Consolidated	$2,307	1,591	716
Net cash flows provided by operating activities	$7,145	14,563	(7,418)
Net cash flows used in investing activities	(2,271)	(1,581)	(690)
Net cash flows used in financing activities	(7,968)	(57,588)	49,620
Net decrease in cash and cash equivalents	$(3,094)	(44,606)	41,512

Capital Expenditures

The increase in our capital expenditures was primarily due to a relocation of our San Francisco radio office, various radio systems upgrades and corporate building improvements.

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

Net Cash Flows Used in Financing Activities

Changes in our net cash flows from financing activities were a result of the absence of the costs associated with the 2012 refinancing. On February 7, 2012, we issued $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 at an issue price of 97% of the principal amount, which caused out net cash flows used in financing activities to be higher in 2012 than our historical levels. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the senior credit facility, and to pay the transaction costs related to the offering.

Preferred and Common Stock

As of December 31, 2013, we had the following series of capital stock outstanding:

•

90,549 issued shares of 10 3/4% Series B cumulative exchangeable redeemable preferred stock with an aggregate liquidation preference of $90.5 million and accumulated and unpaid dividends of $36.1 million;

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

Recent Developments

Litigation- Lehman and T. Rowe Price Complaint

On February 14, 2013, Lehman Brothers Holdings Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking, among other things, a declaratory judgment that as a result of non-payment of dividends, a Voting Rights Triggering Event had occurred pursuant to the certificate of designations for the Series B preferred stock (the “Certificate of Designations”) no later than July 15, 2010. LBHI alleged that as a result, we were prohibited from incurring indebtedness but did so for the purposes of purchasing assets relating to our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”). LBHI also sought an award of unspecified contract damages.

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

Additionally, on June 17, 2013, T. Rowe Price High Yield Fund, Inc., T. Rowe Price Institutional High Yield Fund, T. Rowe Price Funds SICAV-Global High Yield Bond Fund and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “T. Rowe Price” and with LBHI, the “Plaintiffs”) brought a claim against us making allegations substantially similar to those made by LBHI previously, except with an additional claim for breach of the implied covenant of good faith and fair dealing.

On July 3, 2013, the Court granted the Plaintiffs’ motion to consolidate their lawsuits; and on October 3, 2013, LBHI moved to amend its original complaint by adding a claim for breach of the implied covenant of good faith and fair dealing. We moved for judgment on the pleadings as to both T. Rowe Price’s and LBHI’s good faith and fair dealing claims. In addition, we and the Plaintiffs submitted cross-motions for summary judgment on October 31, 2013.

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.

Litigation- Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Court seeking a declaratory judgment that a Voting Rights Triggering Event had occurred (as of April 15, 2010) under our Certificate of Designations as a result of our non-payment of dividends. The claim states that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our Notes under the Indenture governing the Notes were prohibited incurrences of indebtedness under the Certificate of Designations.

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. We deny the allegations contained in the complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock

Voting Rights Triggering Event

Pursuant to the Certificate of Designations, each holder of shares of our Series B preferred stock had the right, on October 15, 2013, to request that we repurchase (subject to the legal availability of funds under Delaware General Corporate Law) all or a portion of such holder’s shares of Series B preferred stock at a purchase price equal to 100% of the liquidation preference of such shares, plus all accumulated and unpaid dividends (as described in more detail below) on those shares to the date of repurchase.

On October 15, 2013, holders of shares of our Series B preferred stock requested that we repurchase 92,223 shares of Series B preferred stock for an aggregate repurchase price of $126.9 million, which included accumulated and unpaid dividends on these shares as of October 15, 2013. We did not have sufficient funds legally available to repurchase all of the Series B preferred stock for which we received requests and instead used the limited funds legally available to us to repurchase 1,800 shares for a purchase price of approximately $2.5 million, which included accrued and unpaid dividends. Consequently, a “voting rights triggering event” occurred (the “Voting Rights Triggering Event”).

Following the occurrence, and during the continuation of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock will be entitled to elect two directors to newly created positions on our Board of Directors, and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The right to elect the two new directors may be exercised initially either at a special meeting of the holders of Series B preferred stock or at any annual meeting of the stockholders held for the purpose of electing directors. On March 11, 2014, we received a request from LBHI, stating that it held more than 10% of the Series B preferred stock, and requesting that we call a special meeting of the Series B preferred stockholders, for the purpose of electing two directors.

The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event. The indenture governing our Notes currently prohibits us from paying dividends or from repurchasing the Series B preferred stock. See Item 1A. Risk Factors of this Form 10-K for a further discussion of our Series B preferred stock, including the consequences of the occurrence of the Voting Rights Triggering Event.

Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates. While the Voting Rights Triggering Event continues, we cannot pay dividends on the Series B preferred stock without causing a breach of covenants under the indenture governing our Notes.

On March 29, 2013 and April 4, 2012, the Board of Directors declared a dividend for the dividend due April 15, 2013 and April 15, 2012, respectively, to the holders of our Series B preferred stock of record as of April 1, 2013 and April 1, 2012, respectively. The dividends of $26.875 per share were paid in cash on April 15, 2013 and April 16, 2012. Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B preferred stock on October 15, 2013.

Redemption Date Accounting Treatment on the Preferred Stock

Under current accounting principles, prior to October 15, 2013, the Series B preferred stock was considered conditionally redeemable because the Series B preferred stock holders had to request the Series B preferred stock to be repurchased on October 15, 2013.  As a result of the request that was made by almost all of the holders of the Series B preferred stock on October 15, 2013 that the stock be repurchased, we assessed that, under applicable accounting principles, the contingent event had occurred and the Series B preferred stock now met the definition of a mandatorily redeemable instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”).  Even though under Delaware law, the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being conditionally redeemable to mandatorily redeemable, then the financial instrument should be reclassified as a liability. The liability recognized is initially recorded at fair value and the resulting adjustment is recorded in equity so that no gain or loss is recognized on reclassification.

On October 15, 2013, we determined the fair value of the Series B preferred stock outstanding balance of $127.1 million, which included the outstanding shares and accumulated unpaid dividends, to be $39.5 million.  Therefore, we recorded an $87.6 million adjustment to reduce the carrying value of the Series B preferred stock and accrued and unpaid dividends to fair value at the redemption date, with an offset to accumulated deficit.

Subsequent Accounting Treatment of the Preferred Stock

In accordance with ASC 480, the Series B preferred stock was re-measured subsequently from the initial measurement date as the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at December 31, 2013, because the final settlement amount to be paid on the Series B preferred stock was uncertain due to its continual accruing quarterly dividends and its uncertain settlement date.  The resulting change in that amount from the previous reporting date (i.e. initial measurement date) was recognized as interest expense.  Therefore, we recorded an $87.6 million adjustment to increase the Series B preferred stock liability to the contract settlement value as of December 31, 2013 and recorded $2.0 million as dividends on Series B preferred stock classified as interest expense for the accrued dividends from the redemption date to December 31, 2013.

Going forward, the Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense.  Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.

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

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (ASC 350), we do not amortize our FCC broadcasting licenses. We must conduct impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of FASB ASC Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization, to certain of our FCC broadcasting licenses, if their market operations are consolidated.

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

The key assumptions incorporated in the discounted cash flow model are market revenue projections, market revenue share projections, anticipated operating profit margins and risk adjusted discount rates. These assumptions vary based on the market size, type of broadcast signal, media competition and audience share. These assumptions primarily reflect industry norms for similar stations/broadcast signals, as well as historical performance and trends of the markets. In the preparation of the FCC broadcasting license appraisals, estimates and assumptions are made that affect the valuation of the intangible asset. These estimates and assumptions could differ from actual results and could have a material impact on our financial statements in the future.

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2014 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 10.5% for radio licenses and 11.5% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of December 31, 2013. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $8.3 million.

The table below presents the percentage, within a range, by which the fair value of our broadcasting licenses exceeded their carrying value as  of December 31, 2013 for 8 units of accounting (i.e. markets).

	Percentage Range by which the Fair Value Exceeds the Carrying Value for the Units of Accounting as of December 31, 2013
		Greater than	Greater than
	0% to 5%	5% to 15%	15%
Number of units of accounting	1	2	5
Carrying value (in thousands)	$22,785	$111,734	$188,536

As a result of the annual fourth quarter 2013 impairment test of our broadcasting licenses, there was one unit of accounting where the fair value exceeded its carrying value by 5% or less as of December 31, 2013. In aggregate, this unit of accounting has a carrying value of $22.8 million and represents 4.9% of our total assets.

In addition to conducting our annual impairment testing, at each interim reporting period we performed a qualitative assessment for each unit of accounting for triggering events that could have indicated an impairment to our FCC broadcasting licenses. In this assessment, we considered the qualitative factors that are outlined in FASB ASC 350-30-35-18B, which include, but are not limited to, the state of the economy, advertising demand, market conditions, broadcasting industry future growth rates, regulatory matters and technology. During the years ended December 31, 2013 and 2012, we determined that there were no impairments of our FCC broadcasting licenses.

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. ASC 350 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. We have determined that we have two reporting units under ASC 350, Radio and Television . We currently only have goodwill in our radio reporting unit. We have aggregated our operating components (radio stations) into a single radio reporting unit based upon the similarity of their economic characteristics, including consideration of the requirements in FASB ASC 280, Segment Reporting , as required by ASC 350. Our evaluation included consideration of factors such as regulatory environment, business model, gross margins, nature of services and the process for delivering these services.

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

During the years ended December 31, 2013 and 2012, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) limited trading volume; (2) the impact of our television segment operating losses; and (3) the significant voting control of our Chairman and CEO.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheets. FASB ASC 740, Income Taxes , requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles – Goodwill and Other , amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future with the exception of certain deferred tax assets of one of our Puerto Rico subsidiaries. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

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

New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in financial statements.  The new standard is effective for reporting periods beginning after December 15, 2012.  We implemented the provisions of ASU 2013-02 and it did not have a material impact on our consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2013 and 2012, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported, on May 9, 2013, our Audit Committee approved the dismissal of KPMG LLP (“KPMG”) as our independent registered public accountant, effective as of the date of KPMG’s completion of the audit services for the first quarter ending March 31, 2013.  Also on May 9, 2013, the Audit Committee approved and the Board of Directors ratified the appointment of Crowe Horwath LLP (“Crowe Horwath”) as our independent registered public accounting firm to perform independent audit services beginning with the fiscal year ending December 31, 2013.

During the fiscal years ending December 31, 2012 and 2011 and through May 9, 2013, neither we, nor anyone on our behalf, consulted Crowe Horwath regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, in any case where a written report or oral advice was provided to us by Crowe Horwath that Crowe Horwath concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

No Adverse Opinion or Disagreement

The reports of KPMG on our consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended December 31, 2012 and 2011, and through May 9, 2013, the date of KPMG’s dismissal, (i) there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years, and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion of its audit report on our past financial statements included in or incorporated by reference in this Form 10-K.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports or filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2013, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures on an ongoing basis and may, from time to time, make changes aimed at enhancing their effectiveness to ensure that they evolve with our business.

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

Under the supervision of and with the participation of our management, we assessed the Company’s internal control over financial reporting, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) of 1992. Based on our evaluation, we concluded that we maintained effective internal control over financial reporting as of December 31, 2013 in accordance with the COSO criteria.

Attestation Report of the Registered Public Accounting Firm

Not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information called for by Item 10 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 11. Executive Compensation

Information called for by Item 11 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by Item 13 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Information called for by Item 14 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

•	Reports of Independent Registered Public Accounting Firms;
•	Consolidated Balance Sheets as of December 31, 2013 and 2012;
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012;
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2013 and 2012;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm;
•	Financial Statement Schedule – Valuation and Qualifying Accounts.
3.	Exhibits Required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spanish Broadcasting System, Inc. and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheet of Spanish Broadcasting System, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule for the year ended December 31, 2013 listed in the accompanying index at Item 15. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spanish Broadcasting System, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Spanish Broadcasting System, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Miami, Florida

April 1, 2013

Certified Public Accountants

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$23,566	26,660
Receivables:
Trade	31,665	27,638
Barter	460	377

	32,125	28,015
Less allowance for doubtful accounts	2,204	1,592

Net receivables	29,921	26,423
Prepaid expenses and other current assets	2,778	2,161

Total current assets	56,265	55,244
Property and equipment, net	35,420	38,014
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $828 in 2013 and $642 in 2012	1,720	1,906
Deferred financing costs, net of accumulated amortization of $6,352 in 2013 and $3,015 in 2012	11,264	14,601
Other assets	1,218	1,792

Total assets	$461,748	467,418

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,593	16,275
Accrued interest	7,271	7,339
Unearned revenue	512	527
Other liabilities	497	669
Current portion of other long-term debt	3,004	3,009
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at December 31, 2013 and $36,097 of dividends payable	126,646	—
Series B cumulative exchangeable redeemable preferred stock dividends payable	—	29,369

Total current liabilities	157,523	57,188
Other liabilities, less current portion	504	802
Derivative instruments	602	816
12.5% senior secured notes due 2017, net of unamortized discount of $5,862 in 2013 and $7,194 in 2012	269,138	267,806
Other long-term debt, less current portion	5,258	8,262
Deferred income taxes	83,172	86,049

Total liabilities	516,197	420,923

Commitments and contingencies (notes 12, 14 and 15)
Cumulative exchangeable redeemable preferred stock:
10 3/4% Series B cumulative exchangeable redeemable preferred stock, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares; 92,349 shares issued and outstanding at December 31, 2012	—	92,349
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	525,334	525,281
Accumulated other comprehensive loss, net	(602)	(816)
Accumulated deficit	(579,185)	(570,323)

Total stockholders’ deficit	(54,449)	(45,854)

Total liabilities and stockholders’ deficit	$461,748	467,418

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended December 31, 2013 and 2012

(In thousands, except per share data)

	2013	2012
Net revenue	$153,774	139,522
Operating expenses:
Engineering and programming	30,872	31,245
Selling, general and administrative	69,200	57,629
Corporate expenses	9,316	7,507
Depreciation and amortization	5,166	5,464
Total operating expenses	114,554	101,845
Gain on the disposal of assets	(25)	(15)
Impairment charges and restructuring costs	889	442
Operating income	38,356	37,250
Other (expense) income:
Interest expense	(39,715)	(36,555)
Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense	(87,563)	—
Dividends on Series B preferred stock classified as interest expense	(2,028)	—
Interest income	—	12
Loss on early extinguishment of debt	—	(391)
(Loss) income before income taxes	(90,950)	316
Income tax (benefit) expense	(2,384)	1,597
Net loss	(88,566)	(1,281)
Series B preferred stock adjustment to fair value at redemption date	87,563	—
Dividends on Series B preferred stock	(7,859)	(9,927)
Net loss available to common stockholders	$(8,862)	(11,208)
Basic and Diluted net loss per common share	$(1.22)	(1.54)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267
Net loss	$(88,566)	(1,281)
Other comprehensive income (loss), net of taxes-unrealized gain (loss) on derivative instrument	214	(76)
Total comprehensive loss	$(88,352)	(1,357)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2013 and 2012

(In thousands, except share data)

	Class C preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss, net	Accumulated deficit	Total stockholders’ deficit
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value
Balance at December 31, 2011	380,000	$4	4,166,991	$—	2,340,353	$—	$525,235	$(740)	$(559,115)	$(34,616)
Stock-based compensation	—	—	—	—	—	—	46	—	—	46
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(9,927)	(9,927)
Net loss	—	—	—	—	—	—	—	—	(1,281)	(1,281)
Unrealized loss on derivative instrument	—	—	—	—	—	—	—	(76)	—	(76)
Balance at December 31, 2012	380,000	4	4,166,991	—	2,340,353	—	525,281	(816)	(570,323)	(45,854)
Stock-based compensation	—	—	—	—	—	—	53	—	—	53
Series B preferred stock adjustment to fair value at redemption date	•—	—	—	—	—	—	—	—	87,563	87,563
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,859)	(7,859)
Net loss	—	—	—	—	—	—	—	—	(88,566)	(88,566)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	214	—	214
Balance at December 31, 2013	380,000	$4	4,166,991	$—	2,340,353	$—	$525,334	$(602)	$(579,185)	$(54,449)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013 and 2012

(In thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(88,566)	(1,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense	87,563	—
Dividends on Series B preferred stock classified as interest expense	2,028	—
Gain on the disposal of assets	(25)	(15)
Impairment charges and restructuring costs	889	379
Stock-based compensation	53	46
Depreciation and amortization	5,166	5,464
Net barter income	(537)	(388)
Provision for trade doubtful accounts	1,085	1,091
Loss on early extinguishment of debt	—	391
Amortization of deferred financing costs	3,337	3,122
Amortization of original issued discount	1,332	1,056
Deferred income taxes	(2,877)	1,681
Unearned revenue-barter	440	147
Changes in operating assets and liabilities:
Trade receivables	(4,501)	(3,967)
Prepaid expenses and other current assets	(617)	299
Other assets	(426)	66
Accounts payable and accrued expenses	3,142	(400)
Accrued interest	(68)	7,059
Other liabilities	(273)	(187)
Net cash provided by operating activities	7,145	14,563
Cash flows from investing activities:
Purchases of property and equipment	(2,307)	(1,591)
Proceeds from the sale of property and equipment	36	10
Net cash used in investing activities	(2,271)	(1,581)
Cash flows from financing activities:
Proceeds from 12.5% senior secured notes due 2017	—	266,750
Payment of financing costs	—	(15,755)
Payment of senior credit facility term loan 2012	—	(303,063)
Payment of series B preferred stock and/or related cash dividends	(4,959)	(2,481)
Payments of other long-term debt	(3,009)	(3,039)
Net cash used in financing activities	(7,968)	(57,588)
Net decrease in cash and cash equivalents	(3,094)	(44,606)
Cash and cash equivalents at beginning of year	26,660	71,266
Cash and cash equivalents at end of year	$23,566	26,660
Supplemental cash flows information:
Interest paid	$35,074	25,238
Income tax paid, net	$—	298
Noncash investing and financing activities:
Transfer of prepaid expenses and other current assets to deferred financing costs	$—	(1,861)
Unrealized gain (loss) on derivative instruments	$214	(76)
Accrual of Series B preferred stock dividends not declared	$2,900	7,446
Series B preferred stock adjustment to fair value at redemption date	$87,563	—

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(1)	Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries owns and/or operates 20 radio stations in the Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco markets. In addition, we own and operate three television stations, which operate as one television operation, branded as “MegaTV.” We also have various MegaTV broadcasting outlets under affiliation or programming agreements. As part of our operating business, we operate LaMusica.com, Mega.tv, and our radio station websites, which are bilingual Spanish-English websites providing content related to Latin music, entertainment, news and culture. We also occasionally produce live concerts and events throughout the U.S., including Puerto Rico.

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

The broadcasting industry is subject to extensive federal regulation which, among other things, requires approval by the Federal Communications Commission (“FCC”) for the issuance, renewal, transfer and assignment of broadcasting station operating licenses and limits the number of broadcasting properties we may acquire.

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

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2013, we had a working capital deficit due to the reclassification of our series B preferred stock as a current liability, even though under Delaware law the series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 10).

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

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For each of the years ended December 31, 2013 and 2012, we incurred bad debt expense of $1.1 million. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future. The weighted-average period before the next renewal of our FCC broadcasting licenses is 2.7 years.

We do not amortize our FCC broadcasting licenses. We test these indefinite-lived intangible assets for impairment at least annually or when an event occurs that may indicate that impairment may have occurred. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization , to certain of our FCC broadcasting licenses, if their market operations are consolidated.

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

December 31, 2013 and 2012

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

During the years-ended December 31, 2013 and 2012, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and Chief Executive Officer.

(h)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable leases and agreements acquired. Gross other intangible assets total $2.5 million as of December 31, 2013 and 2012, respectively. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $0.2 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. Estimated amortization expense for the five years subsequent to December 31, 2013 is as follows (in thousands):

Year ending December 31:
2014	$96
2015	96
2016	96
2017	96
2018	96
(i)	Deferred Financing Costs

Deferred financing costs relates to our 12.5% Senior Secured Notes due 2017 (see note 8). Deferred financing costs are being amortized to interest expense over the term of the related debt using the effective interest method.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(j)	Barter Transactions

Barter transactions represent advertising time exchanged for noncash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $10.4 million and $8.9 million for the years ended December 31, 2013 and 2012, respectively. Barter expense amounted to $9.9 million and $8.5 million for the years ended December 31, 2013 and 2012, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other noninterest expense, respectively (see note 13).

(m)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.4 million in the years ended December 31, 2013 and 2012, respectively.

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

December 31, 2013 and 2012

(o)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, the realization of deferred tax assets, the useful lives and future cash flows used for testing the recoverability of property and equipment, the recoverability of FCC broadcasting licenses, goodwill and other intangible assets, the fair value of Level 2 and Level 3 financial instruments, production tax credits, contingencies and litigation. These estimates and assumptions are based on management’s best judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions as facts and circumstances dictate. Illiquid credit markets, volatile equity markets and reductions in advertising spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results could differ from these estimates.

During the year ended 2013, we determined that based on additional information now available, we changed from the cash basis to the accrual basis related to our accounting for production tax credits. For accounting purposes, the change from the cash basis to the accrual basis of recording production tax credits, is considered a change in accounting estimate. The change in accounting estimate was derived from the establishment of a reasonable basis to estimate the amount to be realized. The change in accounting estimate had no impact on the results of operations for the year ended December 31, 2013.  The estimated net realizable value of the production tax credits are recorded as an offset to the production expenses as the qualifying expenditures have been incurred.

(p)	Concentration of Business and Credit Risks

Financial instruments that potentially subject us to concentrations of risk include primarily cash, trade receivables and financial instruments used in hedging activities (see notes 2(v) and 4). We place our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 60% of net revenue for the years ended December 31, 2013 and 2012. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(q)	Basic and Diluted Net Loss Per Common Share

Basic net loss per common share was computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net loss applicable to common stockholders and the net loss per common share for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	2013	2012
Net loss	$(88,566)	(1,281)
Series B preferred stock adjustment to fair value at redemption date	87,563	—
Less dividends on Series B preferred stock	(7,859)	(9,927)
Net loss available to common stockholders	$(8,862)	(11,208)
Basic and Diluted net loss income per common stock	$(1.22)	(1.54)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	2013	2012
Basic weighted average shares outstanding	$7,267	7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	$7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive	133	134
(r)	Fair Value Measurement

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

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2013 and 2012 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

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

Accounting standards establish the way public business enterprises report information about operating segments in annual financial statements and require those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We have two reportable segments: radio and television (see note 17).

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

We are accounting for our interest rate swap as cash flow hedge, which requires us to recognize our derivative instrument on the consolidated balance sheet at fair value. The related gain or loss on this instrument is deferred in stockholders’ deficit as a component of accumulated other comprehensive (loss) income. The deferred gain or loss on this transaction is recognized in income in the period in which the related item is being hedged and recognized in expense. However, to the extent that the change in value of the derivative contracts does not offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles. For cash flow hedges in which hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective cash flow hedge, we continue to carry the derivative instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings (change in fair value of derivative instrument).

(w)	Comprehensive Loss

Our comprehensive loss consists of net loss and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our comprehensive loss consists of net loss and gains (losses) on our derivative instrument that qualifies for cash flow hedge treatment.

(x)	New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in financial statements.  The new standard is effective for reporting periods beginning after December 15, 2012.  We implemented the provisions of ASU 2013-02 and it did not have a material impact on our consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(3)	Impairment Charges and Restructuring Costs

During the year 2013, we incurred impairment charges and restructuring costs mainly related to an impairment charge recognized on the write-off of a deposit for an option to purchase a TV station that we operated under a programming agreement throughout 2008 and 2009. Pursuant to a lawsuit, we were requesting the reimbursement of our deposit but our motion for judgment was denied. During the year 2012, we incurred impairment charges and restructuring costs related to the abandonment of a leased office space and losses on various subleased office spaces.

During the years 2013 and 2012, we incurred impairment charges and restructuring costs of $0.9 million and $0.4 million, respectively. During the years 2013 and 2012, we paid impairment charges and restructuring costs of $0.4 million and $0.2 million, respectively. As of December 31, 2013 and 2012, the total accrued expenses on our consolidated balance sheets related to impairment charges and restructuring costs was $0.5 million and $0.9 million, which was included in other liabilities.

(4)	Derivative and Hedging Activity

At December 31, 2013 and 2012, our derivative financial instrument comprised of the following (in thousands):

Agreement	Fixed interest rate	Expiration date	2013 Notional amounts	2012 Notional amounts	2013 Fair value	2012 Fair value
Interest rate swap	6.31%	January 2017	$5,533	5,840	682	816

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

For each of the years ended December 31, 2013 and 2012, we reclassified from other comprehensive income to interest expense $0.3 million.  During the years ended December 31, 2013 and 2012, we recognized in other comprehensive income (loss), net of taxes- an unrealized gain (loss) on derivative instrument of $0.2 million and $(0.1) million, respectively.

(5)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012	Estimated useful lives
Land	$7,306	7,306	—
Building and building improvements	36,002	35,623	7–20 years
Tower and antenna systems	6,387	6,370	10 years
Studio and technical equipment	24,074	23,455	5–10 years
Furniture and fixtures	5,454	5,386	5–10 years
Transmitter equipment	8,916	8,862	10 years
Leasehold improvements	2,733	2,865	1–20 years
Computer equipment and software	8,198	7,339	3–5 years
Other	1,900	1,897	3–5 years
	100,970	99,103
Less accumulated depreciation	(65,550)	(61,089)
	$35,420	38,014

During the years ended December 31, 2013 and 2012, depreciation of property and equipment totaled $5.0 million and $5.2 million, respectively.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Accounts payable – trade	$2,101	1,512
Accrued compensation and commissions	6,921	6,493
Accrued professional fees	1,223	1,279
Accrued step-up leases	1,329	1,379
Accrued income taxes	1,980	1,487
Other accrued expenses	6,039	4,125
	$19,593	16,275

(7)	Senior Secured Credit Facilities

On June 10, 2005, we entered into a first lien credit agreement with Merrill Lynch, Pierce Fenner & Smith, Incorporated, as syndication agent (“Merrill Lynch”), Wachovia Bank, National Association, as documentation agent (“Wachovia”), Lehman Commercial Paper Inc., as administrative agent (“Lehman”), and certain other lenders. The First Lien Credit Facility consisted of a term loan in the amount of $325.0 million, payable in twenty-eight consecutive quarterly installments commencing on June 30, 2005. The amount of the quarterly installment due on each such payment date is equal to 0.25% of the original principal balance of the term loan funded on June 10, 2005, which is approximately $0.8 million. The term loan was due and payable on June 10, 2012. On February 7, 2012 we repaid and terminated the First Lien Credit Facility (see note 8).

(8)	12.5% Senior Secured Notes Due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the First Lien Credit Facility (see note 7), and to pay the transaction costs related to the offering.

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

December 31, 2013 and 2012

(6)	Last twelve months ended June 30, 2015 or as of June 30, 2015
(7)	Last twelve months ended December 31, 2015 or as of December 31, 2015
(8)	Last twelve months ended June 30, 2016 or as of June 30, 2016
(9)	Last twelve months ended December 31, 2016 or as of December 31, 2016

Although our secured leverage ratio as of December 31, 2012, June 30, 2013 and December 31, 2013 was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the six-months ended December 31, 2012 and the last twelve months ended June 30, 2013 and December 31, 2013 (as defined in the Indenture). Therefore, during the periods ending December 31, 2012, June 30, 2013 and December 31, 2013 no Additional Interest was incurred and/or payable.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 9) currently prevents us from incurring any such additional debt.

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

December 31, 2013 and 2012

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

As of December 31, 2013, we were in compliance with all of our covenants under our Indenture.

(9)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Promissory note payable, due in annual principal installments of $2,667, plus interest at 6.0%, commencing August 2012, with balance due on August 2014	$2,667	5,333
Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	5,533	5,840
Various obligations under capital leases	62	98
	8,262	11,271
Less current portion	(3,004)	(3,009)
	$5,258	8,262

The scheduled maturities of other long-term debt are as follows at December 31, 2013 (in thousands):

Year ending December 31:
2014	$3,004
2015	336
2016	306
2017	4,616
$8,262

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

December 31, 2013 and 2012

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

On February 18, 2004, we commenced an offer to exchange registered shares of our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share for any and all shares of our outstanding unregistered Series A preferred stock. On April 5, 2004, we completed the exchange offer and exchanged 76,702 shares of our Series B preferred stock for all of our then outstanding shares of Series A preferred stock.

We had the option to redeem all or some of the registered Series B preferred stock for cash on or after October 15, 2009 at 103.583%, October 15, 2010 at 101.792% and October 15, 2011 and thereafter at 100%, plus accumulated and unpaid dividends to the redemption date. On October 15, 2013, each holder of Series B preferred stock had the right to request that we repurchase (subject to the legal availability of funds under Delaware General Corporate Law) all or a portion of such holder’s shares of Series B preferred stock at a purchase price equal to 100% of the liquidation preference of such shares, plus all accumulated and unpaid dividends (as described in more detail below) on those shares to the date of repurchase. Under the terms of our Series B preferred stock, we are required to pay dividends at a rate of 10 3/4% per year of the $1,000 liquidation preference per share of Series B preferred stock. From October 30, 2003 to October 15, 2008, we had the option to pay these dividends in either cash or additional shares of Series B preferred stock. During October 15, 2003 to October 30, 2008, we increased the carrying amount of the Series B preferred stock by approximately $17.3 million for stock dividends, which were accreted using the effective interest method. Since October 15, 2008, we have been required to pay the dividends on our Series B preferred stock in cash.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

On October 15, 2013, holders of shares of our Series B preferred stock requested that we repurchase 92,223 shares of Series B preferred stock for an aggregate repurchase price of $126.9 million, which included accumulated and unpaid dividends on these shares as of October 15, 2013. We did not have sufficient funds legally available to repurchase all of the Series B preferred stock for which we received requests and instead used the limited funds legally available to us to repurchase 1,800 shares for a purchase price of approximately $2.5 million, which included accrued and unpaid dividends. Consequently, a “voting rights triggering event” occurred (the “Voting Rights Triggering Event”).

Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock will be entitled to elect two directors to newly created positions on our Board of Directors, and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The right to elect the two new directors may be exercised initially either at a special meeting of the holders of Series B preferred stock or at any annual meeting of the stockholders held for the purpose of electing directors. On March 11, 2014, we received a request from LBHI, stating that it held more than 10% of the Series B preferred stock, and requesting that we call a special meeting of the Series B preferred stockholders, for the purpose of electing two directors.

The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event. The indenture governing our Notes currently prohibits us from paying dividends or from repurchasing the Series B preferred stock.

Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 3/4% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates. While the Voting Rights Triggering Event continues, we cannot pay dividends on the Series B preferred stock without causing a breach of covenants under the indenture governing our Notes.

On March 29, 2013 and April 4, 2012, the Board of Directors declared a dividend for the dividend due April 15, 2013 and April 15, 2012, respectively, to the holders of our Series B preferred stock of record as of April 1, 2013 and April 1, 2012, respectively. The dividends of $26.875 per share were paid in cash on April 15, 2013 and April 16, 2012. Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B preferred stock on October 15, 2013.

As of December 31, 2013, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $36.1 million, which is accrued on our consolidated balance sheet as Series B cumulative exchangeable redeemable preferred stock.

Redemption Date Accounting Treatment on the Preferred Stock

Under current accounting principles, prior to October 15, 2013, the Series B preferred stock was considered conditionally redeemable because the Series B preferred stock holders had to request the Series B preferred stock to be repurchased on October 15, 2013.  As a result of the request that was made by almost all of the holders of the Series B preferred stock on October 15, 2013 that the stock be repurchased, we assessed that, under applicable accounting principles, the contingent event had occurred and the Series B preferred stock now met the definition of a mandatorily redeemable instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”).  Even though under Delaware law, the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being conditionally redeemable to mandatorily redeemable, then the financial instrument should be reclassified as a liability. The liability recognized is initially recorded at fair value and the resulting adjustment is recorded in equity so that no gain or loss is recognized on reclassification.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

On October 15, 2013, we determined the fair value of the Series B preferred stock outstanding balance of $127.1 million, which included the outstanding shares and accumulated unpaid dividends, to be $39.5 million (see note 16(a)). Therefore, we recorded an $87.6 million adjustment to reduce the carrying value of the Series B preferred stock and accrued and unpaid dividends to fair value at the redemption date, with an offset to accumulated deficit.

Subsequent Accounting Treatment of the Preferred Stock

In accordance with ASC 480, the Series B preferred stock was re-measured subsequently from the initial measurement date as the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at December 31, 2013, because the final settlement amount to be paid on the Series B preferred stock was uncertain due to its continual accruing quarterly dividends and its uncertain settlement date. The resulting change in that amount from the previous reporting date (i.e. initial measurement date) was recognized as interest expense. Therefore, we recorded an $87.6 million adjustment to increase the Series B preferred stock liability to the contract settlement value as of December 31, 2013 and recorded $2.0 million as dividends on Series B preferred stock classified as interest expense for the accrued dividends from the redemption date to December 31, 2013.

Going forward, the Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.

(11)	Stockholders’ Equity
(a)	Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly owned subsidiary of SBS, pursuant to which SBS acquired the FCC license of Infinity SF (the “CBS Radio Merger”), we issued to CBS Radio an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”). Each share of Series C preferred Stock is convertible at the option of the holder into two fully paid and Nonassessable shares of the Class A common stock. The shares of Series C preferred stock issued at the closing of the CBS Radio Merger are convertible into 760,000 shares of Class A common stock, subject to certain adjustments. In connection with the CBS Radio Merger, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC, providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

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

December 31, 2013 and 2012

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

1999 Stock Option Plans

In September 1999, we adopted an employee incentive stock option plan (the “1999 ISO Plan”) and a nonemployee director stock option plan (the “1999 NQ Plan”, and together with the 1999 ISO Plan, the “1999 Stock Option Plans”). Options granted under the 1999 ISO Plan vest according to the terms determined by the compensation committee of our Board of Directors, and have a contractual life of up to ten years from the date of grant. Options granted under the 1999 NQ Plan vest 20% upon grant and 20% each year for the first four years from the date of grant. All options granted under the 1999 ISO Plan and the 1999 NQ Plan vest immediately upon a change in control of SBS, as defined therein. A total of 300,000 shares and 30,000 shares of Class A common stock were reserved for issuance under the 1999 ISO Plan and the 1999 NQ Plan, respectively. In September 2009, our 1999 Stock Option Plans expired; therefore, no more options can be granted under these plans.

Accounting for Share-Based Plans

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2013 and 2012 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2013 and 2012, share-based compensation totaled $53 thousand and $46 thousand, respectively.

As of December 31, 2013, there was $6 thousand of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted average period of approximately one year.

Accounting standards require that cash flows resulting from excess tax benefits be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the years ended December 31, 2013 and 2012, no stock options were exercised; therefore, no cash payments were received. In addition, during the years ended December 31, 2013 and 2012, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted average fair value of stock options granted to employees during the years ended December 31, 2013 and 2012 were $3.65 and $3.16, respectively. The following weighted average assumptions were used for each respective period:

	2013	2012
Expected term	7 years	7 years
Dividends to common stockholders	None	None
Risk-free interest rate	1.87%	1.16%
Expected volatility	123.16	121.49

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Our computation of expected volatility for the years ended December 31, 2013 and 2012 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2013 and 2012 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of December 31, 2013 and 2012, and changes during the years ended December 31, 2013 and 2012, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		average
		average	Aggregate	remaining
		exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding at December 31, 2011	159	49.49
Granted	10	3.54
Exercised	—	—
Forfeited	(27)	78.88
Outstanding at December 31, 2012	142	40.61
Granted	10	4.05
Exercised	—	—
Forfeited	(10)	86.90
Outstanding at December 31, 2013	142	$34.77	$36	4.6
Exercisable at December 31, 2013	141	$34.90	36	4.6

During the years 2013 and 2012, no stock options were exercised.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2013 (in thousands, except per share data and contractual life):

				Weighted
				average
			Weighted	remaining		Weighted
	Vested	Unvested	average	contractual	Options	average
Range of exercise prices	options	options	exercise price	life (years)	exercisable	exercise price
$1.03 - 49.99	101	1	$12.41	6.00	101	$12.36
50.00 - 99.99	26	—	83.35	1.16	26	83.35
100.00 - 117.80	14	—	111.06	0.74	14	111.06
	141	1	$34.77	4.61	141	34.90

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period. As of December 31, 2013 and 2012, there were no nonvested shares outstanding.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(12)	Commitments
(a)	Leases

We have furniture and fixtures under various capital leases that expire at various dates through 2015.

The amounts capitalized under these lease agreements and included in property and equipment at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Various furniture and fixtures under capital leases	$230	230
Less accumulated depreciation	(169)	(135)
	$61	95

We lease office space and facilities and certain equipment under operating leases, that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2013, future minimum lease payments under such leases are as follows (in thousands):

		Operating
	Capital lease	lease
Year ending December 31:
2014	$81	5,044
2015	74	3,569
2016	—	2,939
2017	—	2,507
2018	—	1,488
Thereafter	—	8,529
Total minimum lease payments	155	$24,076
Less executory costs	(89)
	66
Less interest	(4)
Present value of minimum lease payments	$62

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.

Total rent expense for each of the years ended December 31, 2013 and 2012 amounted to $3.3 million and $3.7 million, respectively.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2030. The future minimum rental income to be received under these agreements as of December 31, 2013 is as follows (in thousands):

Year ending December 31:
2014	$3,362
2015	1,455
2016	665
2017	233
2018	220
Thereafter	781
$6,716

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(b)	Employment and Service Agreements

At December 31, 2013, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2019. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2014	$8,312
2015	4,719
2016	2,141
2017	790
2018	342
Thereafter	2
$16,306

Included in the future payments schedule is our Chief Executive Officer’s (“CEO”) employment agreement, which may expire on December 31, 2014. Our CEO’s annual base salary is $1.25 million, and he is eligible to receive a cash bonus equal to 7.5% of the dollar increase in same station operating income, as defined, for any year, including acquired stations on a pro forma basis. Under the terms of the agreement, the Board of Directors, in its sole discretion, may increase the CEO’s annual base salary and cash bonus. For the year ended December 31, 2013, our CEO was contractually due a cash bonus totaling $0.3 million, which was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2013. No bonus was awarded to the CEO for the year ended December 31, 2012.

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

At December 31, 2013, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others.

Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2014	$6,419
2015	5,690
2016	324
2017	73
2018	68
Thereafter	—
$12,574

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

(13)	Income Taxes

Total income tax expense for the years ended December 31, 2013 and 2012 were allocated as follows (in thousands):

	2013	2012
Income from continuing operations	$(2,384)	1,597

For the years ended December 31, 2013 and 2012, (loss) income before income tax expense consists of the following (in thousands):

	2013	2012
U.S. operations	$(92,670)	1,602
Foreign operations	1,720	(1,286)
	$(90,950)	316

The components of the provision for income tax (benefit) expense included in the consolidated statements of operations and comprehensive loss are as follows for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Current:
Federal	$—	—
State and local, net of federal income tax benefit	13	342
Foreign	480	(426)
	493	(84)
Deferred:
Federal	592	1,603
State and local, net of federal income tax benefit	(169)	73
Foreign	(3,300)	5
	(2,877)	1,681
Total income tax (benefit) expense	$(2,384)	1,597

For the year ended December 31, 2013 and 2012, approximately $4.7 million and $19 thousand of Puerto Rico net operating loss carry-forwards were utilized. For the year ended December 31, 2013 and 2012, no federal net operating loss carry-forwards were utilized.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Federal and state net operating loss carryforwards	$88,893	78,438
Foreign net operating loss carryforwards	14,081	12,207
FCC licenses	12,080	19,136
Allowance for doubtful accounts	2,512	1,850
Unearned revenue	210	204
AMT credit	1,194	824
Derivatives and hedging instruments	249	339
Property and equipment	1,019	413
Accrued foreign withholding	1,934	1,832
Straight-line expense adjustments	290	545
Accrued restructuring	58	396
Production costs	11,179	10,093
Stock-based compensation	1,621	1,602
Intercompany expenses	1,347	—
Other	2,339	2,940
Total gross deferred tax assets	139,006	130,819
Less valuation allowance	(134,881)	(129,995)
Net deferred tax assets	4,125	824
Deferred tax liabilities:
FCC licenses	87,297	86,873
Total gross deferred tax liabilities	87,297	86,873
Net deferred tax liability	$83,172	86,049

The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $4.9 million and a decrease of $4.1 million, respectively. The valuation allowance at 2013 and 2012 was primarily related to domestic and foreign net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. In 2013, the overall increase in valuation allowance was primarily due to NOLs generated during the current year. As a result of adopting ASC 350 on December 31, 2001, amortization of the FCC broadcasting licenses stopped for financial statement purposes. However, the tax amortization of certain FCC broadcasting licenses recognized during the year as well as the expiration of certain net operating losses resulted in a decrease in gross deferred tax assets related to those intangibles and the net operating losses, which were accompanied by an offsetting decrease in the related valuation allowance for the year ending December 31, 2012.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2013, the valuation allowance is comprised of $115.5 million in the US and $19.4 million in Puerto Rico. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. During the year ended 2013, the valuation allowance of one of our Puerto Rico subsidiaries was decreased by $2.8 million.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2013, we have federal and state net operating loss carry-forwards of approximately $215 million and $263 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2014 through 2033. In addition, at December 31, 2013, we have foreign net operating

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

loss carry-forwards of approximately $36.7 million available to offset future taxable income expiring from the years 2016 through 2023.

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2013 and 2012, as a result of the following:

	2013	2012
Computed “expected” tax expense	35.0%	35.0%
State and local income taxes, net of federal benefit	6.6	86.6
Foreign tax differential	0.2	20.4
Current year change in valuation allowance	(5.5)	(1,314.7)
Nondeductible expenses	(40.6)	50.0
Change in effective rate	0.3	(71.8)
Change in Puerto Rico statutory rate	5.7	—
Expiration of net operating losses	—	759.0
Other	0.9	940.9
	2.6%	505.4%

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2010 through 2013. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2008 through 2013.

For the years ended December 31, 2013 and 2012, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2008 through December 31, 2013, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2013. We do not expect any unrecognized tax benefits to significantly change over the next twelve months.

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

(15)	Litigation

From time to time, we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Lehman, T. Rowe Price & Others Complaints

On February 14, 2013, Lehman Brothers Holdings Inc. (“LBHI”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking, among other things, a declaratory judgment that as a result of non-payment of dividends, a Voting Rights Triggering Event had occurred pursuant to the certificate of designations for the Series B preferred stock (the “Certificate of Designations”) no later than July 15, 2010. LBHI alleged that as a result, we were prohibited from incurring indebtedness but did so for the purposes of purchasing assets relating to our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”). LBHI also sought an award of unspecified contract damages.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Additionally, on June 17, 2013, T. Rowe Price High Yield Fund, Inc., T. Rowe Price Institutional High Yield Fund, T. Rowe Price Funds SICAV-Global High Yield Bond Fund and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “T. Rowe Price” and with LBHI, the “Plaintiffs”) brought a claim against us making allegations substantially similar to those made by LBHI previously, except with an additional claim for breach of the implied covenant of good faith and fair dealing.

On July 3, 2013, the Court granted the Plaintiffs’ motion to consolidate their lawsuits; and on October 3, 2013, LBHI moved to amend its original complaint by adding a claim for breach of the implied covenant of good faith and fair dealing. We moved for judgment on the pleadings as to both T. Rowe Price’s and LBHI’s good faith and fair dealing claims. In addition, we and the Plaintiffs submitted cross-motions for summary judgment on October 31, 2013.

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.

Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Court seeking a declaratory judgment that a Voting Rights Triggering Event had occurred (as of April 15, 2010) under our Certificate of Designations as a result of our non-payment of dividends. The claim states that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our Notes under the Indenture governing the Notes were prohibited incurrences of indebtedness under the Certificate of Designations.

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. We deny the allegations contained in the complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

(16)	Fair Value Measurement Disclosures
(a)	Fair Value of Financial Instruments

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

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The estimated fair values of our financial instruments are as follows (in millions):

		December 31
		2013		2012
	Fair Value Hierarchy	Gross carrying amount	Fair value	Gross carrying amount	Fair value
12.5% senior secured notes due 2017	Level 2	$275.0	$297.7	$275.0	$296.8
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	126.6	37.8	121.7	46.2
Promissory note payable, included in other long-term debt	Level 3	5.5	4.5	5.8	4.4
Promissory note payable, included in other long-term debt	Level 3	$2.7	$2.7	$5.3	$5.2

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

From time to time, certain assets or liabilities may be recorded at fair value on a non-recurring basis. On October 15, 2013, the series B preferred stock and accumulated and unpaid dividends were adjusted to fair value on a non-reoccurring basis.  In the valuation of the series B preferred stock, a Level 3 fair value measurement was conducted.  Using a weighted Yield Method, Discounted Cash Flow Method, and Option Pricing Method, the fair value was determined to be $39.5 million as of October 15, 2013.

Included in the below table are the significant assumptions that were used in the valuation methodologies:

	Discount Rate	Long-Term Growth Rate	Required Rate of Return	Risk Free Rate	Volatility	Discount for Lack of Marketability	Level 3 Fair Value	Weight	Weighted Fair Value
Yield Method	—	—	20.20%	—	—	31.50%	$45.3	12.50%	$5.7
Discounted Cash Flow Method	10.50%	2.50%	—	—	—	31.50%	57.1	12.50%	7.1
Option Pricing Method	—	—	—	0.68%	109.80%	—	32.3	75.00%	24.2
Total									$37.0
Plus: Repurchase of Series B Preferred Stock (October 15, 2013)									2.5
Total Fair Value at October 15, 2013									$39.5
(b)	Fair Value of Derivative Instruments

The following tables represent required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at
		December 31, 2013
		Liabilities
Description	December 31, 2013 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designed as a cash flow hedging instrument:
Interest rate swap liability	$602	—	$602	—

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

		Fair value measurements at
		December 31, 2012
		Liabilities
Description	December 31, 2012 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designed as a cash flow hedging instrument:
Interest rate swap liability	$816	—	$816	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	December 31
	2013	2012
	(In thousands)
Interest rate swap:
Gain (loss) recognized in other comprehensive loss (effective portion)	$214	(76)

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

	Year ended December 31
	2013	2012
Net revenue:
Radio	$133,536	121,414
Television	20,238	18,108
Consolidated	$153,774	139,522
Engineering and programming expenses:
Radio	$22,044	20,101
Television	8,828	11,144
Consolidated	$30,872	31,245
Selling, general, and administrative:
Radio	$58,322	49,108
Television	10,878	8,521
Consolidated	$69,200	57,629
Corporate expenses	$9,316	7,507
Depreciation and amortization:
Radio	$1,943	2,062
Television	2,916	2,999
Corporate	307	403
Consolidated	$5,166	5,464
(Gain) loss on the disposal of assets, net:
Radio	$(12)	(15)
Television	—	—
Corporate	(13)	—
Consolidated	$(25)	(15)
Impairment of assets and restructuring costs:
Radio	$86	48
Television	1,000	11
Corporate	(197)	383
Consolidated	$889	442
Operating income (loss):
Radio	$51,153	50,110
Television	(3,384)	(4,567)
Corporate	(9,413)	(8,293)
Consolidated	$38,356	37,250
Capital expenditures:
Radio	$1,072	407
Television	535	937
Corporate	700	247
Consolidated	$2,307	1,591

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	December 31
	2013	2012
Total assets:
Radio	$391,134	392,523
Television	56,909	58,301
Corporate	13,705	16,594
Consolidated	$461,748	467,418

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spanish Broadcasting System, Inc.:

Under date of April 1, 2013, we reported on the consolidated balance sheet of Spanish Broadcasting System, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ deficit, and cash flow for the year then ended, which report appears in the December 31, 2013 Annual Report on Form 10-K of the Company. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated Financial Statement Schedule – Valuation and Qualifying Accounts as of December 31, 2012 in the December 31, 2013 Annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Miami, Florida

April 1, 2013

Certified Public Accountants

Schedule

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Financial Statement Schedule – Valuation and Qualifying Accounts

Years ended December 31, 2013 and 2012

(In thousands)

	Balance at	Charged to	Charged
	beginning of	cost and	to other		Balance at
	year	expense	accounts (1)	Deductions (2)	end of year
Year ended December 31, 2012:
Allowance for doubtful accounts	$844	1,091	—	343	1,592
Valuation allowance on deferred taxes	134,105	(4,141)	31	—	129,995
Year ended December 31, 2013:
Allowance for doubtful accounts	$1,592	1,085	—	473	2,204
Valuation allowance on deferred taxes	129,995	4,976	(90)	—	134,881
(1)	Amounts charged to other comprehensive income related to derivative instruments.
(2)	Cash write-offs, net of recoveries.

See accompanying report of independent registered public accounting firm.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2014.

Signature

/s/ Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive
Raúl Alarcón, Jr.	Officer and President (principal executive officer)

/s/ Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer, Chief Administration Officer and Secretary
Joseph A. García	(principal financial and accounting officer)

/s/ Jose A. Villamil
Jose A. Villamil	Director

/s/ Mitchell A. Yelen
Mitchell A. Yelen	Director

/s/ Jason L. Shrinsky
Jason L. Shrinsky	Director

/s/ Manuel E. Machado
Manuel E. Machado	Director

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99

3.3	Certificate of Amendment of Certificate of Incorporation of Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11

3.4	Amended and Restated By-Laws of the Company.		10-Q	3/31/05	3.3	5/10/05

4.1	Article V of the Third Amended and Restated Certificate of Incorporation of the Company.		10-Q	3/31/05	4.1	5/10/05

4.2	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03

4.3	Certificate of Designations dated October 29, 2003 Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.2	11/14/03

4.4	Certificate of Designation Setting Forth the Voting Power, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations and Restrictions of the Series C Convertible Preferred Stock of the Company (Certificate of Designation of Series C Preferred Stock).		8-K		4.1	12/27/04

4.5	Certificate of Correction to Certificate of Designation of Series C Preferred Stock of the Company.		10-K	12/31/04	4.1	3/16/05

4.6	Senior Secured Notes Indenture, dated as of February 7, 2012, between Spanish Broadcasting System, Inc. and Wilmington Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12

10.1*	Common Stock Registration Rights and Stockholders Agreement dated as of June 29, 1994 among the Company and certain Management Stockholders named therein.		S-4			6/29/94

10.2*	Amended and Restated Employment Agreement dated as of October 25, 1999, by and between the Company and Raúl Alarcón, Jr.		S-1/A		10.9	10/26/99

10.3*	Indemnification Agreement with Raúl Alarcón, Jr.		8-K		99.6	11/2/99

10.4*	Indemnification Agreement with Jason L. Shrinsky.		8-K		99.9	11/2/99

10.5*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.4	10/6/99

10.6*	Spanish Broadcasting System 1999 Company Stock Option Plan for Nonemployee Directors.		S-1/A		10.4	10/6/99

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.7	Lease Agreement by and between the Company and Irradio Holdings, Ltd.		10-K	9/24/00	10.5	12/26/00

10.8*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02

10.9*	Company’s 1999 Stock Option Plan for Non-Employee Directors as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02

10.10*	Stock Option Agreement dated as of October 29, 2002 between the Company and Raúl Alarcón, Jr.		10-Q	9/30/02	10.2	11/13/02

10.11*	Nonqualified Stock Option Agreement dated October 27, 2003 between the Company and Raúl Alarcón, Jr.		10-K	12/31/03	10.8	3/15/04

10.12*	Non-Qualified Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García.		10-Q	3/30/04	10.1	5/10/04

10.13*	Incentive Stock Option Agreement dated as of March 3, 2004 between the Company and Joseph A. García.		10-Q	3/30/04	10.2	5/10/04

10.14*	Stock Option Letter Agreement dated as of July 2, 2004 between the Company and Jose Antonio Villamil.		10-Q	6/30/04	10.2	8/9/04

10.15	Merger Agreement dated as of October 5, 2004 among Infinity Media Corporation, Infinity Broadcasting Corporation of San Francisco, Spanish Broadcasting System, Inc. and SBS Bay Area, LLC.		8-K		10.1	10/12/04

10.16	Stockholder Agreement dated as of October 5, 2004 among Spanish Broadcasting System, Inc., Infinity Media Corporation and Raúl Alarcón, Jr.		8-K		10.2	10/12/04

10.17	Registration Rights Agreement dated as of December 23, 2004 between Spanish Broadcasting System, Inc. and Infinity Media Corporation.		8-K		4.3	12/27/04

10.18*	Nonqualified Stock Option Agreement, dated as of March 15, 2005 between the Company and Jason Shrinsky.		10-Q	3/31/05	10.1	5/10/05

10.19*	Nonqualified Stock Option Agreement, dated as of July 11, 2003 between the Company and Joseph A. García.		10-Q	3/31/05	10.2	5/10/05

10.20	Second Amendment to Lease, dated December 1, 2004 between the Company and Irradio Holdings, Ltd.		10-Q	6/30/05	10.2	8/9/05

10.21	Third Amendment to Lease, dated as of March 7, 2006, between Irradio Holdings, Ltd. and Spanish Broadcasting System, Inc.		10-K	12/31/05	10.1	3/16/06

10.22*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity Compensation Plan.		10-Q	6/30/06	10.2	8/8/06

10.23	Agreement for Purchase and Sale dated August 24, 2006, by and between 7007 Palmetto Investments, LLC and the Company.		8-K		10.1	10/30/06

10.24	Amendment to Purchase and Sale dated September 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company.		8-K		10.2	10/30/06

10.25	Second Amendment dated October 25, 2006, by and between 7007 Palmetto Investments, LLC and the Company.		8-K		10.3	10/30/06

10.26	Assignment and Assumption Agreement dated October 25, 2006, by and between the Company and SBS Miami Broadcast Center, Inc.		8-K		10.4	10/30/06

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.27	Loan Agreement dated January 4, 2007, by and between Wachovia Bank, National Association and SBS Miami Broadcast Center.		8-K		10.1	1/10/07

10.28	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast Center in favor of Wachovia.		8-K		10.2	1/10/07

10.29	Mortgage, Assignment of Rents and Security Agreement dated January 4, 2007, by and between Wachovia and SBS Miami Broadcast Center.		8-K		10.3	1/10/07

10.30	Unconditional Guaranty dated January 4, 2007, by Spanish Broadcasting System, Inc. in favor of Wachovia.		8-K		10.4	1/10/07

10.31*	Restricted Stock Grant, dated as of March 10, 2007 to Raúl Alarcón, Jr.		10-K	12/31/06	10.1	3/16/07

10.32*	Indemnification Agreement with Mitchell A. Yelen as of October 1, 2007.		10-Q	9/30/07	10.1	11/11/07

10.33*	Stock Option Agreement dated as of October 1, 2007 between the Company and Mitchell A. Yelen.		10-Q	9/30/07	10.2	11/11/07

10.34*	Amended and Restated Employment Agreement dated as of August 4, 2008, by and between the Company and Joseph A. García.		8-K		10.1	8/8/08

10.35*	Stock Option Agreement dated as of June 3, 2010 between the Company and Manuel E. Machado.		10-Q	6/30/10	10.1	8/13/10

10.36*	Asset Purchase Agreement, dated as of May 2, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm and Ranch Supply Company, Inc.		8-K		10.1	5/6/11

10.37*	Amendment to Employment Agreement dated April 19, 2011 by and between the Company and Joseph A. Garcia.		10-Q	6/30/11	10.1	8/12/11

10.38	Amendment to the Asset Purchase Agreement, dated as of July 19, 2011, among Spanish Broadcasting System, Inc., Channel 55/42 Operating, LP, USFR Tower Operating, LP, Humanity Interested Media, L.P., USFR Equity Drive Property LLC and US Farm & Ranch Supply Company, Inc.		10-Q	6/30/11	10.3	8/12/11

14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09

16	Letter re: Change in Certifying Accountant.		8-K/A		16.1	5/21/13

21.1	List of Subsidiaries of the Company.	X

23.1	Consent of Crowe Horwath.	X

23.2	Consent of KPMG LLP.	X

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).	X

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.