Form 10-Q
period 2014-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2014-05-15
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in our Annual Report on Form 10-K  for the year ended December 31, 2013, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
Assets	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$34,181	$23,566
Receivables:
Trade	25,789	31,665
Barter	411	460
	26,200	32,125
Less allowance for doubtful accounts	2,028	2,204
Net receivables	24,172	29,921
Prepaid expenses and other current assets	3,915	2,778
Total current assets	62,268	56,265
Property and equipment, net of accumulated depreciation of $66,451 in 2014 and $65,550 in 2013	34,701	35,420
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $852 in 2014 and $828 in 2013	1,696	1,720
Deferred financing costs, net of accumulated amortization of $7,189 in 2014 and $6,352 in 2013	10,427	11,264
Other assets	1,131	1,218
Total assets	$466,084	$461,748
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,763	$19,593
Accrued interest	15,905	7,271
Unearned revenue	364	512
Other liabilities	451	497
Current portion of other long-term debt	3,004	3,004
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at March 31, 2014 and December 31, 2013 and $38,530 and $36,097 of dividends payable as of March 31, 2014 and December 31, 2013, respectively.	129,079	126,646
Total current liabilities	167,566	157,523
Other liabilities, less current portion	468	504
Derivative instruments	563	602
12.5% senior secured notes due 2017, net of unamortized discount of $5,501 in 2014 and $5,862 in 2013	269,499	269,138
Other long-term debt, less current portion	5,173	5,258
Deferred income taxes	83,291	83,172
Total liabilities	526,560	516,197
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	525,355	525,334
Accumulated other comprehensive loss, net	(563)	(602)
Accumulated deficit	(585,272)	(579,185)
Total stockholders’ deficit	(60,476)	(54,449)
Total liabilities and stockholders’ deficit	$466,084	$461,748

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net revenue	$32,779	$39,103
Operating expenses:
Engineering and programming	7,512	7,503
Selling, general and administrative	15,754	19,510
Corporate expenses	1,704	2,430
Depreciation and amortization	1,275	1,358
Total operating expenses	26,245	30,801
Loss (gain) on the disposal of assets	46	(13)
Impairment charges and restructuring costs	—	1,000
Operating income	6,488	7,315
Other (expense) income:
Interest expense, net	(9,928)	(9,931)
Dividends on Series B preferred stock classified as interest expense	(2,433)	—
Loss before income taxes	(5,873)	(2,616)
Income tax expense	214	137
Net loss	(6,087)	(2,753)
Dividends on Series B preferred stock	—	(2,482)
Net loss available to common stockholders	$(6,087)	$(5,235)
Basic and Diluted net loss per common share	$(0.84)	$(0.72)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267
Net loss	$(6,087)	$(2,753)
Other comprehensive loss, net of taxes- unrealized gain on
derivative instrument	39	49
Total comprehensive loss	$(6,048)	$(2,704)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Three Months Ended March 31, 2014

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2013	380,000	$4	4,166,991	$—	2,340,353	$—	$525,334	$(602)	$(579,185)	$(54,449)
Stock-based compensation	—	—	—	—	—	—	21	—	—	21
Net loss	—	—	—	—	—	—	—	—	(6,087)	(6,087)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	39	—	39
Balance at March 31, 2014	380,000	$4	4,166,991	$—	2,340,353	$—	$525,355	$(563)	$(585,272)	$(60,476)

See accompanying notes to the unaudited condensed consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,087)	$(2,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	2,433	—
Loss (gain) on the disposal of assets	46	(13)
Impairment charges and restructuring costs	—	1,000
Stock-based compensation	21	10
Depreciation and amortization	1,275	1,358
Net barter (income) loss	(174)	(103)
Provision for trade doubtful accounts	(93)	150
Amortization of deferred financing costs	837	833
Amortization of original issued discount	361	317
Deferred income taxes	119	104
Unearned revenue-barter	75	(18)
Changes in operating assets and liabilities:
Trade receivables	5,793	2,476
Prepaid expenses and other current assets	(1,137)	(1,023)
Other assets	87	(11)
Accounts payable and accrued expenses	(817)	89
Accrued interest	8,634	8,674
Other liabilities	(82)	(86)
Net cash provided by operating activities	11,291	11,004
Cash flows from investing activities:
Purchases of property and equipment	(611)	(217)
Proceeds from the sale of property and equipment	20	23
Net cash used in investing activities	(591)	(194)
Cash flows from financing activities:
Payments of other long-term debt	(85)	(78)
Net cash used in financing activities	(85)	(78)
Net increase in cash and cash equivalents	10,615	10,732
Cash and cash equivalents at beginning of period	23,566	26,660
Cash and cash equivalents at end of period	$34,181	$37,392
Supplemental cash flows information:
Interest paid	$89	$98
Income tax paid, net	$—	$—
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$39	$49
Accrual of Series B preferred stock dividends not declared	$—	$(2,482)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three-month periods ended March 31, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2014 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2014 are not necessarily indicative of the results for a full year.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2014, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, even though under Delaware law the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 10).

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

A summary of the status of our stock options, as of December 31, 2013 and March 31, 2014, and changes during the three-months ended March 31, 2014, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2013	142	$34.77	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5)	117.80	—	—
Outstanding at March 31, 2014	137	$31.75	$145	4.5
Exercisable at March 31, 2014	136	$31.85	$145	4.5

During the three-months ended March 31, 2014 and 2013, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014 (in thousands, except per share data):

	Outstanding				Exercisable
				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 49.99	101	1	$12.41	5.8	101	$12.36
50.00 - 99.99	26	-	83.35	0.9	26	83.35
100.00 - 117.80	9	-	107.09	0.9	9	107.09
	136	1	31.75	4.5	136	31.85

(d) Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of accumulated gains and losses on a derivative instrument (interest rate swap) that qualifies for cash flow hedge treatment. Our total comprehensive loss consists of our net loss and a gain (loss) on our interest rate swap for the respective periods. The gain on the interest rate swap is shown net of taxes; however, there is no tax effect as a result of a full deferred tax asset valuation allowance related to the interest rate swap.

For the three-months ended March 31, 2014 and 2013, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended March 31, 2014 and 2013, we recognized in other comprehensive loss, net of taxes- an unrealized gain on derivative instrument of approximately $39 thousand and $49 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Basic weighted average shares outstanding	7,267	7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	102	131

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net revenue:
Radio	$29,445	32,959
Television	3,334	6,144
Consolidated	$32,779	39,103
Engineering and programming expenses:
Radio	$5,073	5,104
Television	2,439	2,399
Consolidated	$7,512	7,503
Selling, general and administrative expenses:
Radio	$14,087	15,586
Television	1,667	3,924
Consolidated	$15,754	19,510
Corporate expenses:	$1,704	2,430
Depreciation and amortization:
Radio	$501	511
Television	691	774
Corporate	83	73
Consolidated	$1,275	1,358
(Gain) loss on the disposal of assets, net:
Radio	$46	—
Television	—	—
Corporate	—	(13)
Consolidated	$46	(13)
Impairment charges and restructuring costs:
Radio	$—	—
Television	—	1,000
Corporate	—	—
Consolidated	$—	1,000
Operating income (loss):
Radio	$9,738	11,758
Television	(1,463)	(1,953)
Corporate	(1,787)	(2,490)
Consolidated	$6,488	7,315
Capital expenditures:
Radio	$400	73
Television	114	116
Corporate	97	28
Consolidated	$611	217

	March 31,	December 31,
	2014	2013
	(In thousands)
Total Assets:
Radio	$398,105	$391,134
Television	55,028	56,909
Corporate	12,951	13,705
Consolidated	$466,084	$461,748

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

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2010 through 2013 and state and local tax authorities are 2007 through 2013. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2009 through 2013.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2014 and December 31, 2013.

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed. On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening Brief on appeal is due on or before May 27, 2014.  Scheduling of subsequent briefing will depend on the date on which the Opening Brief is filed.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief is due on May 16, 2014, and a hearing will be held on our Motion to Dismiss on June 10, 2014. We deny the allegations contained in the complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

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

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	307.3	$275.0	297.7
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	129.1	41.9	126.6	37.8
Promissory note payable, included in other long- term debt	Level 3	5.5	4.7	5.5	4.5
Promissory note payable, included in other long- term debt	Level 3	2.7	2.7	2.7	2.7

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at March 31, 2014
		Liabilities
Description	March 31, 2014 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$563	—	563	—

		Fair value measurements at December 31, 2013
		Liabilities
Description	December 31, 2013 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$602	—	602	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three-month periods ended March 31, 2014 and 2013, respectively.

	Three-Months Ended
	March 31,
Interest rate swaps	2014	2013
Gain recognized in other comprehensive loss (effective portion)	$39	49

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows:

As of March 31, 2014
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$563	—	563	563	—	—

As of December 31, 2013
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$602	—	602	602	—	—

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

Although our secured leverage ratio as of June 30, 2013 and December 31, 2013 was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the last twelve months ended June 30, 2013 and December 31, 2013 (as defined in the Indenture). Therefore, during the periods ending June 30, 2013 and December 31, 2013 no Additional Interest was incurred and/or payable.

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

As of December 31, 2013 and March 31, 2014, we were in compliance with all of our covenants under our Indenture.

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

Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock will be entitled to elect two directors to newly created positions on our Board of Directors, and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The right to elect the two new directors may be exercised initially either at a special meeting of the holders of Series B preferred stock or at any annual meeting of the stockholders held for the purpose of electing directors. We have been informed that a holder of more than 10% of our Series B preferred stock intends to nominate two directors at our Annual Meeting of Stockholders scheduled on June 6, 2014.

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

On March 29, 2013, the Board of Directors declared a dividend for the dividends due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The dividends of $26.875 per share were paid in cash on April 15, 2013. Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B preferred stock on October 15, 2013.  As of March 31, 2014, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $38.5 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Redemption Date and Subsequent Accounting Treatment on the Preferred Stock

Prior to October 15, 2013, the Series B preferred stock was considered “conditionally redeemable” because the redemption of the shares of Series B preferred stock was contingent on the Series B preferred stock holders requesting that their Series B preferred stock be repurchased on October 15, 2013. On October 15, 2013, almost all of the holders of the Series B preferred stock requested that we repurchase their shares of Series B preferred stock. As a result of their request, we assessed that, under applicable accounting principles, the contingency had occurred, and the Series B preferred stock now met the definition of a “mandatorily redeemable” instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”).  Even though under Delaware law, the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being “conditionally redeemable” to “mandatorily redeemable,” then the financial instrument should be reclassified as a liability.

In addition, the Series B preferred stock will be measured at each reporting date as the amount of cash that would be paid pursuant to the contract, had settlement occurred on the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the accruing quarterly dividends of the Series B preferred stock will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”).

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

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the three-months ended March 31, 2014 and 2013, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 90% and 84% of our consolidated net revenues, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the three-months ended March 31, 2014 and 2013, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 10% and 16% of our consolidated net revenues, respectively.

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

Net Revenue Description and Factors

Our net revenue is primarily derived from the sale of advertising airtime to local, national and network advertisers. Net revenue is gross revenue less agency commissions, which are generally 15% of gross revenue.

—

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three-months ended March 31, 2014 and 2013, local revenue comprised 65% and 54% of our gross revenues, respectively.

—

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the three-months ended March 31, 2014 and 2013, national revenue comprised 13% and 11% of our gross revenues, respectively. For the year 2014, network sales consist of advertising airtime sold on our Aire Network platform by our network sales staff. For the year 2013, network sales generally consisted of advertising airtime sold to our former network sales partner. For the three-months ended March 31, 2014 and 2013 comprised 4% and 3% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the three-months ended March 31, 2014 and 2013, these revenues combined comprised approximately 17% and 32% of our gross revenues, respectively.

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

—

Selling, general and administrative expenses. Selling, general and administrative expenses are related to the costs of selling our programming content and administrative costs associated with operating and managing our stations. These expenses include compensation and benefits for employees involved in selling and administrative functions, commissions, rating services, advertising, barter expenses, facilities expenses, special events expenses, professional fees, insurance, allowance for doubtful accounts, affiliate station compensation and other expenses.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2014 and 2013

The following summary table presents financial data for each of our operating segments:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net revenue:
Radio	$29,445	32,959
Television	3,334	6,144
Consolidated	$32,779	39,103
Engineering and programming expenses:
Radio	$5,073	5,104
Television	2,439	2,399
Consolidated	$7,512	7,503
Selling, general and administrative expenses:
Radio	$14,087	15,586
Television	1,667	3,924
Consolidated	$15,754	19,510
Corporate expenses:	1,704	2,430
Depreciation and amortization:
Radio	$501	511
Television	691	774
Corporate	83	73
Consolidated	$1,275	1,358
(Gain) loss on the disposal of assets, net:
Radio	$46	—
Television	—	—
Corporate	—	(13)
Consolidated	$46	(13)
Impairment charges and restructuring costs:
Radio	$—	—
Television	—	1,000
Corporate	—	—
Consolidated	$—	1,000
Operating income (loss):
Radio	$9,738	11,758
Television	(1,463)	(1,953)
Corporate	(1,787)	(2,490)
Consolidated	$6,488	7,315

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2014 and 2013. Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net revenue	$32,779	39,103
Engineering and programming expenses	7,512	7,503
Selling, general and administrative expenses	15,754	19,510
Corporate expenses	1,704	2,430
Depreciation and amortization	1,275	1,358
Loss (gain) loss on disposal of assets, net of disposal costs	46	(13)
Impairment charges and restructuring costs	—	1,000
Operating income	$6,488	7,315
Interest expense, net	(9,928)	(9,931)
Dividends on Series B preferred stock classified as interest expense	(2,433)	—
Income tax expense	214	137
Net loss	$(6,087)	(2,753)

Net Revenue

The decrease in our consolidated net revenues of $6.3 million, or 16%, was due to the decreases in both our radio and television segments’ net revenues. Our radio segment net revenues decreased $3.5 million or 11%, due to a decrease in special events revenue, which was offset by increases in local and network sales. The special events revenue decrease occurred throughout most of our markets, with the exception of our San Francisco market.  The increase in local sales was mainly in our Los Angeles, New York and Puerto Rico markets. The increase in network sales occurred throughout all of our markets. Our television segment net revenues decreased $2.8 million or 46%, due to the decreases in special events revenue, paid-programming, local and national spot sales.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $3.8 million or 19% was due to the decreases in both our radio and television segments’ expenses. Our radio segment expenses decreased $1.5 million or 10%, mainly due to decreases in special events expenses, which were offset by increases in compensation and benefits, network affiliate station compensation and professional fees. Our television segment expenses decreased $2.3 million or 58%, primarily due to decreases in special events expenses and rating services expense.

Corporate Expenses

The decrease in corporate expenses of $0.7 million or 30% was mostly due to decreases in professional fees and compensation and benefits.

Operating Income

The decrease in operating income of $0.8 million or 11% was mainly due to the decrease in net revenue related to special events.

Dividends on Series B preferred stock classified as interest expense

Prior to October 15, 2013, the Series B preferred stock was considered “conditionally redeemable” because the redemption of the shares of Series B preferred stock was contingent on the Series B preferred stock holders requesting that their Series B preferred stock be repurchased on October 15, 2013.  On October 15, 2013, almost all of the holders of the Series B preferred stock requested that we repurchase their shares of Series B preferred stock.  As a result of their request, we assessed that, under applicable accounting principles, the contingency had occurred, and the Series B preferred stock now met the definition of a “mandatorily redeemable” instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”).  Even though under Delaware law, the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being “conditionally redeemable” to “mandatorily redeemable,” then the financial instrument should be reclassified as a liability.

In addition, the Series B preferred stock will be measured at each reporting date as the amount of cash that would be paid pursuant to the contract, had settlement occurred on the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the accruing quarterly dividends of the Series B preferred stock were and will continue to be recorded as an interest expense.

Net Loss

The increase in net loss was primarily due to the reclassification of the Series B preferred stock dividends as interest expense and the decrease in operating income.

Liquidity and Capital Resources

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2014, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, even though under Delaware law the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases.

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

Although our secured leverage ratio as of June 30, 2013 and December 31, 2013 was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the last twelve months ended June 30, 2013 and December 31, 2013 (as defined in the Indenture). Therefore, during the periods ending June 30, 2013 and December 31, 2013 no Additional Interest was incurred and/or payable.

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

As of December 31, 2013 and March 31, 2014, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2014 and 2013, with respect to certain key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Month Ended
	March 31,		Change
	2014	2013	$
	(In thousands)
Capital expenditures:
Radio	$400	73	327
Television	114	116	(2)
Corporate	97	28	69
Consolidated	$611	217	394

Net cash flows provided by operating activities	$11,291	11,004	287
Net cash flows used in investing activities	(591)	(194)	(397)
Net cash flows used in financing activities	(85)	(78)	(7)
Net increase in cash and cash equivalents	$10,615	10,732

Capital Expenditures

The increase in our capital expenditures was primarily due to various radio systems upgrades and improvements.

Net Cash Flows Provided by Operating Activities

There were no material changes in our net cash flows from operating activities.

Net Cash Flows Used in Investing Activities

Changes in our net cash flows from investing activities were a result of the increase in our capital expenditures.

Net Cash Flows Used in Financing Activities

There were no material changes in our net cash flows from financing activities.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the three-months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “small reporting company” as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

Litigation-Lehman and T. Rowe Price Complaint

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed. On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening Brief on appeal is due on or before May 27, 2014.  Scheduling of subsequent briefing will depend on the date on which the Opening Brief is filed.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief is due on May 16, 2014, and a hearing will be held on our Motion to Dismiss on June 10, 2014. We deny the allegations contained in the complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

Item 6.Exhibits

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

Date: May 15, 2014

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