Form 10-Q
period 2014-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2014-08-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
Assets	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$24,021	$23,566
Receivables:
Trade	28,089	31,665
Barter	314	460
	28,403	32,125
Less allowance for doubtful accounts	1,972	2,204
Net receivables	26,431	29,921
Prepaid expenses and other current assets	4,418	2,778
Total current assets	54,870	56,265
Property and equipment, net of accumulated depreciation of $67,150 in 2014 and $65,550 in 2013	34,109	35,420
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $876 in 2014 and $828 in 2013	1,672	1,720
Deferred financing costs, net of accumulated amortization of $8,027 in 2014 and $6,352 in 2013	9,589	11,264
Other assets	1,074	1,218
Total assets	$457,175	$461,748
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,455	$19,593
Accrued interest	7,351	7,271
Unearned revenue	314	512
Other liabilities	352	497
Current portion of other long-term debt	3,005	3,004
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at June 30, 2014 and December 31, 2013 and $40,964 and $36,097 of dividends payable as of June 30, 2014 and December 31, 2013, respectively.	131,513	126,646
Total current liabilities	160,990	157,523
Other liabilities, less current portion	435	504
Derivative instruments	527	602
12.5% senior secured notes due 2017, net of unamortized discount of $5,128 in 2014 and $5,862 in 2013	269,872	269,138
Other long-term debt, less current portion	5,089	5,258
Deferred income taxes	83,955	83,172
Total liabilities	520,868	516,197
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	525,335	525,334
Accumulated other comprehensive loss, net	(527)	(602)
Accumulated deficit	(588,505)	(579,185)
Total stockholders’ deficit	(63,693)	(54,449)
Total liabilities and stockholders’ deficit	$457,175	$461,748

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive (Loss) Income

(In thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$40,887	36,067	$73,666	75,170
Operating expenses:
Engineering and programming	7,574	6,244	15,086	13,747
Selling, general and administrative	19,704	14,504	35,458	34,014
Corporate expenses	3,744	2,612	5,448	5,042
Depreciation and amortization	1,259	1,316	2,534	2,674
Total operating expenses	32,281	24,676	58,526	55,477
(Gain) loss on the disposal of assets	(1,250)	(9)	(1,204)	(22)
Impairment charges and restructuring costs	(73)	25	(73)	1,025
Operating income	9,929	11,375	16,417	18,690
Other (expense) income:
Interest expense, net	(9,942)	(9,939)	(19,870)	(19,870)
Dividends on Series B preferred stock classified as interest expense	(2,434)	—	(4,867)	—
(Loss) income before income taxes	(2,447)	1,436	(8,320)	(1,180)
Income tax expense	786	186	1,000	323
Net (loss) income	(3,233)	1,250	(9,320)	(1,503)
Dividends on Series B preferred stock	—	(2,482)	—	(4,964)
Net loss available to common stockholders	$(3,233)	(1,232)	$(9,320)	(6,467)
Basic and Diluted net loss per common share	$(0.44)	(0.17)	$(1.28)	(0.89)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267
Net (loss) income	$(3,233)	1,250	$(9,320)	(1,503)
Other comprehensive (loss) income, net of taxes- unrealized gain on derivative instrument	36	89	75	138
Total comprehensive (loss) income	$(3,197)	1,339	$(9,245)	(1,365)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Six-Months Ended June 30, 2014

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2013	380,000	$4	4,166,991	$—	2,340,353	$—	$525,334	$(602)	$(579,185)	$(54,449)
Stock-based compensation	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	(9,320)	(9,320)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	75	—	75
Balance at June 30, 2014	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(527)	$(588,505)	$(63,693)

See accompanying notes to the unaudited condensed consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six-Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,320)	$(1,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	4,867	—
(Gain) loss on the disposal of assets	(1,204)	(22)
Impairment charges and restructuring costs	(73)	1,025
Stock-based compensation	1	25
Depreciation and amortization	2,534	2,674
Net barter (income) loss	(153)	(148)
Provision for trade doubtful accounts	(74)	185
Amortization of deferred financing costs	1,675	1,666
Amortization of original issued discount	734	644
Deferred income taxes	783	265
Unearned revenue-barter	100	20
Changes in operating assets and liabilities:
Trade receivables	3,419	(1,349)
Prepaid expenses and other current assets	(1,640)	(2,684)
Other assets	144	(239)
Accounts payable and accrued expenses	(1,182)	607
Accrued interest	80	159
Other liabilities	(141)	(206)
Net cash provided by operating activities	550	1,119
Cash flows from investing activities:
Purchases of property and equipment	(1,197)	(992)
Proceeds from the sale of property and equipment	1,270	32
Net cash provided by (used in) investing activities	73	(960)
Cash flows from financing activities:
Payment of Series B preferred stock and/or related cash dividends	—	(2,482)
Payments of other long-term debt	(168)	(171)
Net cash used in financing activities	(168)	(2,653)
Net increase (decrease) in cash and cash equivalents	455	(2,494)
Cash and cash equivalents at beginning of period	23,566	26,660
Cash and cash equivalents at end of period	$24,021	$24,166
Supplemental cash flows information:
Interest paid	$17,367	$17,381
Income tax paid	$305	$—
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$75	$138
Accrual of Series B preferred stock dividends not declared	$—	$2,482

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three- and six-month periods ended June 30, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2014 through the financial statements issuance date. The results of operations for the six-months ended June 30, 2014 are not necessarily indicative of the results for a full year.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2014, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 10).

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

(b) Class A and B Common Stock

The rights of the Class A common stockholders and Class B common stockholders are identical except with respect to their voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon a transfer of the Class B common stock to a person or entity which is not a permitted transferee (as described in our Certificate of Incorporation). Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. Neither the holders of the Class A common stock nor the holders of the Class B common stock have preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our 10 3/4% Series B cumulative exchangeable redeemable preferred stock, par value $0.01 per share (the “Series B preferred stock”). The Series B preferred stock has a liquidation preference of $1,000 per share and is on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

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

A summary of the status of our stock options, as of December 31, 2013 and June 30, 2014, and changes during the six-months ended June 30, 2014, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2013	142	$34.77
Granted	—	—
Exercised	—	—
Forfeited	(10)	105.55
Outstanding at June 30, 2014	132	$29.42	$140	4.4
Exercisable at June 30, 2014	132	$29.42	$140	4.4

During the six-months ended June 30, 2014 and 2013, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014 (in thousands, except per share data):

	Outstanding				Exercisable
				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 49.99	102	-	$12.41	5.5	102	$12.41
50.00 - 99.99	21	-	80.98	0.8	21	80.98
100.00 - 117.80	9	-	107.09	0.6	9	107.09
	132	-	29.42	4.4	132	29.42

(d) Accumulated Other Comprehensive (Loss) Income

Our accumulated other comprehensive (loss) income is comprised of accumulated gains and losses on a derivative instrument (interest rate swap) that qualifies for cash flow hedge treatment. Our total comprehensive (loss) income consists of our net loss and a gain (loss) on our interest rate swap for the respective periods. The gain on the interest rate swap is shown net of taxes; however, there is no tax effect as a result of a full deferred tax asset valuation allowance related to the interest rate swap.

For the three-months ended June 30, 2014 and 2013, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended June 30, 2014 and 2013, we recognized in other comprehensive loss, net of taxes- an unrealized gain on derivative instrument of approximately $36 thousand and $89 thousand, respectively.

For the six-months ended June 30, 2014 and 2013, we reclassified from other comprehensive loss to interest expense $0.2 million.  During the six-months ended June 30, 2014 and 2013, we recognized in other comprehensive loss, net of taxes- an unrealized gain on derivative instrument of approximately $75 thousand and $138 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three- and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	105	133	102	132

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue:
Radio	$36,019	32,247	$65,464	65,206
Television	4,868	3,820	8,202	9,964
Consolidated	$40,887	36,067	$73,666	75,170
Engineering and programming expenses:
Radio	$5,357	4,605	$10,430	9,709
Television	2,217	1,639	4,656	4,038
Consolidated	$7,574	6,244	$15,086	13,747
Selling, general and administrative expenses:
Radio	$17,004	12,453	$31,091	28,039
Television	2,700	2,051	4,367	5,975
Consolidated	$19,704	14,504	$35,458	34,014
Corporate expenses:	$3,744	2,612	$5,448	5,042
Depreciation and amortization:
Radio	$480	481	$981	992
Television	691	761	1,382	1,535
Corporate	88	74	171	147
Consolidated	$1,259	1,316	$2,534	2,674
(Gain) loss on the disposal of assets, net:
Radio	$(1,250)	(9)	$(1,204)	(9)
Television	—	—	—	—
Corporate	—	—	—	(13)
Consolidated	$(1,250)	(9)	$(1,204)	(22)
Impairment charges and restructuring costs:
Radio	$—	86	$—	86
Television	—	—	—	1,000
Corporate	(73)	(61)	(73)	(61)
Consolidated	$(73)	25	$(73)	1,025
Operating income (loss):
Radio	$14,428	14,631	$24,166	26,389
Television	(740)	(631)	(2,203)	(2,584)
Corporate	(3,759)	(2,625)	(5,546)	(5,115)
Consolidated	$9,929	11,375	$16,417	18,690
Capital expenditures:
Radio	$382	537	$782	610
Television	111	155	225	271
Corporate	93	83	190	111
Consolidated	$586	775	$1,197	992

	June 30,	December 31,
	2014	2013
Total Assets:
Radio	$390,801	$391,134
Television	54,330	56,909
Corporate	12,044	13,705
Consolidated	$457,175	$461,748

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily due to the change in the valuation allowance on substantially all of our deferred tax assets with the exception of one of our Puerto Rico subsidiaries.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2010 through 2013 and state and local tax authorities are 2007 through 2013. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2010 through 2013.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2014 and December 31, 2013.

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.  On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  LBHI's Opening Brief on appeal was filed on May 27, 2014, and our Answering Brief on appeal and Opening Brief on cross-appeal was filed on June 26, 2014.  Scheduling of subsequent briefing will depend on the date on which LBHI files its Reply Brief on appeal and Answering Brief on cross-appeal.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a VRTE was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the complaint. We deny the allegations contained in the complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

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

The estimated fair values of our financial instruments are as follows (in millions):

		June 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	307.1	$275.0	297.7
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	131.5	45.2	126.6	37.8
Promissory note payable, included in other long- term debt	Level 3	5.4	4.7	5.5	4.5
Promissory note payable, included in other long- term debt	Level 3	2.7	2.8	2.7	2.7

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at June 30, 2014
		Liabilities
Description	June 30, 2014 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$527	—	527	—

		Fair value measurements at December 31, 2013
		Liabilities
Description	December 31, 2013 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$602	—	602	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three- and six-month periods ended June 30, 2014 and 2013, respectively.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
Interest rate swaps	2014	2013	2014	2013
Gain recognized in other comprehensive loss (effective portion)	$36	89	75	138

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows (in thousands):

As of June 30, 2014
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$527	—	527	527	—	—
As of December 31, 2013
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$602	—	602	602	—	—

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

Although for the Additional Interest applicable periods (1), (2), (3) and (4) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, during those respective periods, no Additional Interest was incurred and/or payable.

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

As of June 30, 2014, and December 31, 2013 we were in compliance with all of our covenants under our Indenture.

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

Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock will be entitled to elect two directors to newly created positions on our Board of Directors, and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. On June 6, 2014, we held our Annual Meeting of Stockholders (“Annual Meeting”).  At the Annual Meeting, the holders of the Series B preferred stock nominated and elected Alan Miller and Gary Stone to serve as Series B preferred stock directors.

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

Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 ¾% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates. While the Voting Rights Triggering Event continues, we cannot pay dividends on the Series B preferred stock without causing a breach of covenants under the indenture governing our Notes.

On March 29, 2013, the Board of Directors declared a dividend for the dividends due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The dividends of $26.875 per share were paid in cash on April 15, 2013. Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B preferred stock on October 15, 2013.  As of June 30, 2014, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $41.0 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Redemption Date and Subsequent Accounting Treatment on the Preferred Stock

Prior to October 15, 2013, the Series B preferred stock was considered “conditionally redeemable” because the redemption of the shares of Series B preferred stock was contingent on the Series B preferred stockholders requesting that their Series B preferred stock be repurchased on October 15, 2013. On October 15, 2013, almost all of the holders of the Series B preferred stock requested that we repurchase their shares of Series B preferred stock. As a result of their request, we assessed and determined that, under applicable accounting principles, the contingency had occurred, and the Series B preferred stock now met the definition of a “mandatorily redeemable” instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”).  Although under Delaware law the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being “conditionally redeemable” to “mandatorily redeemable,” then the financial instrument should be reclassified as a liability.

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

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the six-months ended June 30, 2014 and 2013, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 89% and 87% of our consolidated net revenues, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements into our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the six-months ended June 30, 2014 and 2013, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 11% and 13% of our consolidated net revenues, respectively.

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

—

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the six-months ended June 30, 2014 and 2013, local revenue comprised 63% and 61% of our gross revenues, respectively.

—

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the six-months ended June 30, 2014 and 2013, national revenue comprised 13% and 15% of our gross revenues, respectively. For the year 2014, network sales consist of advertising airtime sold on our AIRE Radio

Networks platform by our network sales staff. For the year 2013, network sales generally consisted of advertising airtime sold to our former network sales partner. For the six-months ended June 30, 2014 and 2013, network revenue comprised 5% and 3% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the six-months ended June 30, 2014 and 2013, these revenues combined comprised approximately 20% and 22% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2014 and 2013

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,
	2014	2013
Net revenue:
Radio	$36,019	32,247
Television	4,868	3,820
Consolidated	$40,887	36,067
Engineering and programming expenses:
Radio	$5,357	4,605
Television	2,217	1,639
Consolidated	$7,574	6,244
Selling, general and administrative expenses:
Radio	$17,004	12,453
Television	2,700	2,051
Consolidated	$19,704	14,504
Corporate expenses:	$3,744	2,612
Depreciation and amortization:
Radio	$480	481
Television	691	761
Corporate	88	74
Consolidated	$1,259	1,316
(Gain) loss on the disposal of assets, net:
Radio	$(1,250)	(9)
Television	—	—
Corporate	—	—
Consolidated	$(1,250)	(9)
Impairment charges and restructuring costs:
Radio	$—	86
Television	—	—
Corporate	(73)	(61)
Consolidated	$(73)	25
Operating income (loss):
Radio	$14,428	14,631
Television	(740)	(631)
Corporate	(3,759)	(2,625)
Consolidated	$9,929	11,375

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2014 and 2013 (in thousands). Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,
	2014	2013
Net revenue	$40,887	36,067
Engineering and programming expenses	7,574	6,244
Selling, general and administrative expenses	19,704	14,504
Corporate expenses	3,744	2,612
Depreciation and amortization	1,259	1,316
(Gain) loss on disposal of assets, net of disposal costs	(1,250)	(9)
Impairment charges and restructuring costs	(73)	25
Operating income	$9,929	11,375
Interest expense, net	(9,942)	(9,939)
Dividends on Series B preferred stock classified as interest expense	(2,434)	—
Income tax expense	786	186
Net (loss) income	$(3,233)	1,250

Net Revenue

The increase in our consolidated net revenues of $4.8 million or 13% was due to the increases in both our radio and television segments’ net revenues. Our radio segment net revenues increased $3.8 million or 12%, due to an increase in special events revenue and network sales, which were offset by a decrease in national sales. The special events revenue increase occurred in our Miami, Los Angeles and New York markets.  Our network sales increase is directly related to our new “AIRE Radio Networks” advertising platform, which we launched on January 1, 2014.  The decrease in national sales occurred throughout all of our markets. Our television segment net revenues increased $1.0 million or 27%, due to the increases in special events revenue and local spot sales, which were offset by decreases in paid-programming and national spot sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $1.3 million or 21% was due to the increases in both our radio and television segments’ expenses. Our radio segment expenses increased $0.7 million or 16%, mainly due to an increase in music license fees, which was offset by a decrease in compensation and benefits.  Our television segment expenses increased $0.6 million or 35%, primarily due to an increase in the production of programming cost.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $5.2 million or 36% was due to the increases in both our radio and television segments’ expenses. Our radio segment expenses increased 4.6 million or 37%, mainly due to increases in special events expenses and expenses related to our new AIRE Radio Networks, such as network-affiliate station compensation and employee compensation and benefits.  Our television segment expenses increased $0.6 million or 32%, primarily due to increases in special events expenses and professional fees related to a lawsuit, which were offset by a decrease in rating services.

Corporate Expenses

The increase in corporate expenses of $1.1 million or 43% was mostly due to an increase in compensation related to a retention bonus granted to the CEO per his new employment contract, which was offset by a decrease in professional fees.

(Gain) loss on the disposal of assets, net

The increase in gain on the disposal of assets, net of $1.2 million was primarily related to the sale of a tower in the Los Angeles area.

Operating Income

The decrease in operating income of $1.4 million or 13% was mainly due to the increase in operating expenses, which were offset by increases in net revenue and the gain on the disposal of assets, net.

Dividends on Series B preferred stock classified as interest expense

Prior to October 15, 2013, the Series B preferred stock was considered “conditionally redeemable” because the redemption of the shares of Series B preferred stock was contingent on the Series B preferred stockholders requesting that their Series B preferred stock be repurchased on October 15, 2013.  On October 15, 2013, almost all of the holders of the Series B preferred stock requested that we repurchase their shares of Series B preferred stock.  As a result of their request, we assessed and determined that, under applicable accounting principles, the contingency had occurred, and the Series B preferred stock now met the definition of a “mandatorily redeemable” instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”).  Although under Delaware law the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being “conditionally redeemable” to “mandatorily redeemable,” then the financial instrument should be reclassified as a liability.

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

Income Tax Expense

The increase in income tax expense of $0.6 million was primarily a result of one of our Puerto Rico subsidiaries no longer having a valuation allowance on its deferred tax assets.

Net Loss

The increase in net loss was primarily due to the reclassification of the Series B preferred stock dividends as interest expense and the decrease in operating income.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2014 and 2013

The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,
	2014	2013
Net revenue:
Radio	$65,464	65,206
Television	8,202	9,964
Consolidated	$73,666	75,170
Engineering and programming expenses:
Radio	$10,430	9,709
Television	4,656	4,038
Consolidated	$15,086	13,747
Selling, general and administrative expenses:
Radio	$31,091	28,039
Television	4,367	5,975
Consolidated	$35,458	34,014
Corporate expenses:	$5,448	5,042
Depreciation and amortization:
Radio	$981	992
Television	1,382	1,535
Corporate	171	147
Consolidated	$2,534	2,674
(Gain) loss on the disposal of assets, net:
Radio	$(1,204)	(9)
Television	—	—
Corporate	—	(13)
Consolidated	$(1,204)	(22)
Impairment charges and restructuring costs:
Radio	$—	86
Television	—	1,000
Corporate	(73)	(61)
Consolidated	$(73)	1,025
Operating income (loss):
Radio	$24,166	26,389
Television	(2,203)	(2,584)
Corporate	(5,546)	(5,115)
Consolidated	$16,417	18,690

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2014 and 2013 (in thousands). Various fluctuations in the table are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,
	2014	2013
Net revenue	$73,666	75,170
Engineering and programming expenses	15,086	13,747
Selling, general and administrative expenses	35,458	34,014
Corporate expenses	5,448	5,042
Depreciation and amortization	2,534	2,674
(Gain) loss on disposal of assets, net of disposal costs	(1,204)	(22)
Impairment charges and restructuring costs	(73)	1,025
Operating income	$16,417	18,690
Interest expense, net	(19,870)	(19,870)
Dividends on Series B preferred stock classified as interest expense	(4,867)	—
Income tax expense	1,000	323
Net loss	$(9,320)	(1,503)

Net Revenue

The decrease in our consolidated net revenues of $1.5 million or 2% was due to the decrease in our television segments’ net revenues. Our television segment net revenues decreased $1.8 million or 18%, due to the decreases in special events revenue, paid-programming, and national spot sales. Our radio segment net revenues increased $0.3 million, due to the increases in local and network sales, which were offset by decreases in national sales and special events revenue.  The increase in local sales occurred throughout most of our markets, with the exception of our Miami market.  Our network sales increase is directly related to our new “AIRE Radio Networks” advertising platform, which we launched on January 1, 2014.  Our national sales decrease occurred throughout most of our markets, with the exception of our San Francisco market, and our special events revenue decreased in our Puerto Rico, New York and Chicago markets.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $1.3 million or 10% was due to the increases in both our radio and television segments’ expenses. Our radio segment expenses increased $0.7 million or 7%, mainly due to an increase in music license fees, which was offset by a decrease in compensation and benefits.  Our television segment expenses increased $0.6 million or 15%, primarily due to an increase in the production of programming cost.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $1.4 million or 4% was due to the increase in our radio segments’ expenses. Our radio segment expenses increased $3.0 million or 11%, mainly due to increases in expenses related to our new AIRE Radio Networks, such as network-affiliate station compensation and employee compensation and benefits, and special events expenses and professional fees.  Our television segment expenses decreased $1.6 million or 27%, primarily due to decreases in special events expenses and rating services.

Corporate Expenses

The increase in corporate expenses of $0.4 million or 8% was mostly due to an increase in compensation related to a retention bonus granted to the CEO per his new employment contract, which was offset by a decrease in professional fees.

(Gain) loss on the disposal of assets, net

The increase in gain on the disposal of assets, net of $1.2 million was primarily related to the sale of a tower in the Los Angeles area.

Operating Income

The decrease in operating income of $2.3 million or 12% was mainly due to the increase in operating expenses and decrease in net revenues.

Dividends on Series B preferred stock classified as interest expense

Prior to October 15, 2013, the Series B preferred stock was considered “conditionally redeemable” because the redemption of the shares of Series B preferred stock was contingent on the Series B preferred stockholders requesting that their Series B preferred stock be repurchased on October 15, 2013.  On October 15, 2013, almost all of the holders of the Series B preferred stock requested that we repurchase their shares of Series B preferred stock.  As a result of their request, we assessed and determined that, under applicable accounting principles, the contingency had occurred, and the Series B preferred stock now met the definition of a “mandatorily redeemable” instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”).  Although under Delaware law the Series B preferred stock is deemed equity, under ASC 480, if an instrument changes from being “conditionally redeemable” to “mandatorily redeemable,” then the financial instrument should be reclassified as a liability.

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

Income Tax Expense

The increase in income tax expense of $0.7 million was primarily a result of one of our Puerto Rico subsidiaries no longer having a valuation allowance on its deferred tax assets.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2014, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases.

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

Although for the Additional Interest applicable periods (1), (2), (3) and (4) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, during those respective periods, no Additional Interest was incurred and/or payable.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 10 to the unaudited condensed consolidated financial statements) currently prevents us from incurring any such additional debt.

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

As of June 30, 2014, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2014 and 2013, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2014	2013	$
Capital expenditures:
Radio	$782	610	172
Television	225	271	(46)
Corporate	190	111	79
Consolidated	$1,197	992	205

Net cash flows provided by operating activities	$550	1,119	(569)
Net cash flows provided by (used in) investing activities	73	(960)	1,033
Net cash flows used in financing activities	(168)	(2,653)	2,485
Net increase (decrease) in cash and cash equivalents	$455	(2,494)

Capital Expenditures

The increase in our capital expenditures was primarily due to various radio systems upgrades and improvements.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of cash payments paid to vendors, mainly for prepaid expenses and other current assets and accounts payable and accrued expenses.

Net Cash Flows Used in Investing Activities

Changes in our net cash flows from investing activities were a result of the cash proceeds received from the sale of a tower in the Los Angeles area, which was offset by the increase in our capital expenditures.

Net Cash Flows Used in Financing Activities

Changes in our net cash flows from financing activities were a result of the absence of the Series B preferred cash dividend paid in the prior year.

Recent Developments

NASDAQ Listing

On May 16, 2014, we received approval from The Nasdaq Stock Market (“NASDAQ”) to transfer the listing of our Class A common stock from The NASDAQ Capital Market to The NASDAQ Global Market. The NASDAQ Global Market is one of the three markets for NASDAQ-listed stocks and operates similarly to The NASDAQ Capital Market. Companies listed on The NASDAQ Global Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards. Our Class A common stock began trading on The NASDAQ Global Market at the opening of business on May 20, 2014 and continues to trade under the symbol “SBSA.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact of this new standard on our financial position and results of operations.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the six-months ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed. On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening Brief on appeal was filed on May 27, 2014, and our Answering Brief on appeal and Opening Brief on cross-appeal was filed on June 26, 2014.  Scheduling of subsequent briefing will depend on the date on which LBHI files its Reply Brief on appeal and Answering Brief on cross-appeal.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a VRTE was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the complaint. We deny the allegations contained in the complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

Item 6.Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

Exhibit Number	Exhibit Description

10.1	Employment Agreement, dated June 5, 2014, by and between Spanish Broadcasting System, Inc. and Raúl Alarcón (incorporated by reference to Exhibit 10.1 of the Company’s 6/11/14 Current Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

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

Date: August 14, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Employment Agreement, dated June 5, 2014, by and between Spanish Broadcasting System, Inc. and Raúl Alarcón (incorporated by reference to Exhibit 10.1 of the Company’s 6/11/14 Current Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith