Form 10-Q
period 2014-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2014-11-17
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
Assets	2014	2013

Current assets:
Cash and cash equivalents	$30,770	$23,566
Receivables:
Trade	28,536	31,665
Barter	294	460
	28,830	32,125
Less allowance for doubtful accounts	2,024	2,204
Net receivables	26,806	29,921
Prepaid expenses and other current assets	3,436	2,778
Total current assets	61,012	56,265
Property and equipment, net of accumulated depreciation of $68,397 in 2014 and $65,550 in 2013	33,354	35,420
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $900 in 2014 and $828 in 2013	1,648	1,720
Deferred financing costs, net of accumulated amortization of $8,866 in 2014 and $6,352 in 2013	8,750	11,264
Other assets	769	1,218
Total assets	$461,394	$461,748
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,751	$19,593
Accrued interest	15,798	7,271
Unearned revenue	372	512
Other liabilities	308	497
Current portion of other long-term debt	339	3,004
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at September 30, 2014 and December 31, 2013 and $43,397 and $36,097 of dividends payable as of September 30, 2014 and December 31, 2013, respectively.	133,946	126,646
Total current liabilities	169,514	157,523
Other liabilities, less current portion	405	504
Derivative instruments	456	602
12.5% senior secured notes due 2017, net of unamortized discount of $4,742 in 2014 and $5,862 in 2013	270,258	269,138
Other long-term debt, less current portion	5,004	5,258
Deferred income taxes	84,044	83,172
Total liabilities	529,681	516,197
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	525,335	525,334
Accumulated other comprehensive loss, net	(456)	(602)
Accumulated deficit	(593,170)	(579,185)
Total stockholders’ deficit	(68,287)	(54,449)
Total liabilities and stockholders’ deficit	$461,394	$461,748

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive (Loss) Income

(In thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$36,278	41,082	$109,944	116,252
Operating expenses:
Engineering and programming	7,906	8,441	22,992	22,188
Selling, general and administrative	16,935	18,953	52,393	52,967
Corporate expenses	2,098	2,371	7,546	7,413
Depreciation and amortization	1,272	1,237	3,806	3,911
Total operating expenses	28,211	31,002	86,737	86,479
(Gain) loss on the disposal of assets	—	(3)	(1,204)	(25)
Impairment charges and restructuring costs	(30)	(136)	(103)	889
Operating income	8,097	10,219	24,514	28,909
Other (expense) income:
Interest expense, net	(9,927)	(9,924)	(29,797)	(29,794)
Dividends on Series B preferred stock classified as interest expense	(2,433)	—	(7,300)	—
(Loss) income before income taxes	(4,263)	295	(12,583)	(885)
Income tax expense	402	189	1,402	512
Net (loss) income	(4,665)	106	(13,985)	(1,397)
Dividends on Series B preferred stock	—	(2,482)	—	(7,446)
Net loss available to common stockholders	$(4,665)	(2,376)	$(13,985)	(8,843)
Basic and Diluted net loss per common share	$(0.64)	(0.33)	$(1.92)	(1.22)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267
Net (loss) income	$(4,665)	106	$(13,985)	(1,397)
Other comprehensive (loss) income, net of taxes- unrealized gain on derivative instrument	71	18	146	156
Total comprehensive (loss) income	$(4,594)	124	$(13,839)	(1,241)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Nine-Months Ended September 30, 2014

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2013	380,000	$4	4,166,991	$—	2,340,353	$—	$525,334	$(602)	$(579,185)	$(54,449)
Stock-based compensation	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	(13,985)	(13,985)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	146	—	146
Balance at September 30, 2014	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(456)	$(593,170)	$(68,287)

See accompanying notes to the unaudited condensed consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine-Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,985)	$(1,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	7,300	—
(Gain) loss on the disposal of assets	(1,204)	(25)
Impairment charges	(103)	889
Stock-based compensation	1	41
Depreciation and amortization	3,806	3,911
Net barter (income) loss	(125)	(182)
Provision for trade doubtful accounts	261	585
Amortization of deferred financing costs	2,514	2,501
Amortization of original issued discount	1,120	982
Deferred income taxes	872	428
Unearned revenue-barter	151	370
Changes in operating assets and liabilities:
Trade receivables	2,688	(3,744)
Prepaid expenses and other current assets	(658)	(1,489)
Other assets	449	(537)
Accounts payable and accrued expenses	(708)	3,295
Accrued interest	8,527	8,485
Other liabilities	(185)	(197)
Net cash provided by operating activities	10,721	13,916
Cash flows from investing activities:
Purchases of property and equipment	(1,868)	(1,469)
Proceeds from the sale of property and equipment	1,270	36
Net cash used in investing activities	(598)	(1,433)
Cash flows from financing activities:
Payment of Series B preferred stock and/or related cash dividends	—	(2,483)
Payments of other long-term debt	(2,919)	(2,923)
Net cash used in financing activities	(2,919)	(5,406)
Net increase in cash and cash equivalents	7,204	7,077
Cash and cash equivalents at beginning of period	23,566	26,660
Cash and cash equivalents at end of period	$30,770	$33,737
Supplemental cash flows information:
Interest paid	$17,615	$17,795
Income tax paid	$358	$—
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$146	$156
Accrual of Series B preferred stock dividends not declared	$—	$4,963

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three- and nine-month periods ended September 30, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2013, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Certain 2013 amounts have been reclassified to conform to the current year presentation.  Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2014 through the financial statements issuance date. The results of operations for the nine-months ended September 30, 2014 are not necessarily indicative of the results for the entire year ending December 31, 2014, or for any other future interim or annual periods.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2014, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 10).

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern.  This new standard defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

A summary of the status of our stock options, as of December 31, 2013 and September 30, 2014, and changes during the nine-months ended September 30, 2014, is presented below (in thousands, except per share data):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2013	142	$34.77
Granted	—	—
Exercised	—	—
Forfeited	(10)	104.65
Outstanding at September 30, 2014	132	$29.20	$66	4.2
Exercisable at September 30, 2014	132	$29.20	$66	4.2

During the nine-months ended September 30, 2014 and 2013, no stock options were exercised; therefore, no cash payments were received. In addition, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014 (in thousands, except per share data):

	Outstanding				Exercisable
				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 49.99	102	-	$12.41	5.3	102	$12.41
50.00 - 99.99	21	-	80.84	0.6	21	80.84
100.00 - 117.80	9	-	107.09	0.4	9	107.09
	132	-	29.20	4.2	132	29.20

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

For the three-months ended September 30, 2014 and 2013, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended September 30, 2014 and 2013, we recognized in other comprehensive loss, net of taxes- an unrealized gain on derivative instrument of approximately $71 thousand and $18 thousand, respectively.

For the nine-months ended September 30, 2014 and 2013, we reclassified from other comprehensive loss to interest expense $0.2 million.  During the nine-months ended September 30, 2014 and 2013, we recognized in other comprehensive loss, net of taxes- an unrealized gain on derivative instrument of approximately $0.1 million and $0.2 million, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	98	125	100	133

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue:
Radio	$32,713	35,428	$98,177	100,634
Television	3,565	5,654	11,767	15,618
Consolidated	$36,278	41,082	$109,944	116,252
Engineering and programming expenses:
Radio	$5,508	6,086	$15,938	15,795
Television	2,398	2,355	7,054	6,393
Consolidated	$7,906	8,441	$22,992	22,188
Selling, general and administrative expenses:
Radio	$15,054	15,771	$46,145	43,810
Television	1,881	3,182	6,248	9,157
Consolidated	$16,935	18,953	$52,393	52,967
Corporate expenses:	$2,098	2,371	$7,546	7,413
Depreciation and amortization:
Radio	$487	470	$1,468	1,462
Television	684	692	2,066	2,227
Corporate	101	75	272	222
Consolidated	$1,272	1,237	$3,806	3,911
(Gain) loss on the disposal of assets, net:
Radio	$—	(3)	$(1,204)	(12)
Television	—	—	—	—
Corporate	—	—	—	(13)
Consolidated	$—	(3)	$(1,204)	(25)
Impairment charges and restructuring costs:
Radio	$—	—	$—	86
Television	—	—	—	1,000
Corporate	(30)	(136)	(103)	(197)
Consolidated	$(30)	(136)	$(103)	889
Operating income (loss):
Radio	$11,664	13,104	$35,830	39,493
Television	(1,398)	(575)	(3,601)	(3,159)
Corporate	(2,169)	(2,310)	(7,715)	(7,425)
Consolidated	$8,097	10,219	$24,514	28,909
Capital expenditures:
Radio	$385	198	$1,167	808
Television	131	49	356	320
Corporate	155	230	345	341
Consolidated	$671	477	$1,868	1,469

	September 30,	December 31,
	2014	2013
Total Assets:
Radio	$398,279	$391,134
Television	52,159	56,909
Corporate	10,956	13,705
Consolidated	$461,394	$461,748

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, with the exception of one of our Puerto Rico subsidiaries for which we calculate the income tax expense based on our projected effective tax rate. Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates, primarily due to the change in the valuation allowance on substantially all of our deferred tax assets with the exception of one of our Puerto Rico subsidiaries.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2011 through 2013.   The tax years that remain subject to assessment of additional liabilities by state and local tax authorities are 2007 through 2013. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2010 through 2013.

We are subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, including an ongoing audit by a State tax authority (the State) for the income tax years from December 31, 2007 through 2010. On a preliminary basis, the State has indicated that it will seek significant additional taxes for the periods under audit, although to date, we have not received a Notice of Deficiency, and therefore it is not possible to estimate a range of loss at this time.  Should the State prevail, additional amounts would likely be due for the years 2011 through 2014, plus interest for each of the years beginning with 2007.   We are unable to predict the impact of this audit on our financial position and results of operations at this time; however, we believe that it is “more likely than not” that our tax positions will be sustained and intend to contest their claims.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2014 and December 31, 2013.

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.  On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening

Brief on appeal was filed on May 27, 2014, and our Answering Brief on appeal and Opening Brief on cross-appeal was filed on June 26, 2014.  LBHI's Reply Brief on appeal and Answering Brief on cross-appeal was filed on July 28, 2014, and our Reply Brief on cross-appeal was filed on August 7, 2014.  A hearing on the appeal and cross-appeal is scheduled for December 10, 2014.

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

The estimated fair values of our financial instruments are as follows (in millions):

		September 30, 2014		December 31, 2013
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	296.8	$275.0	297.7
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	133.9	60.1	126.6	37.8
Promissory note payable, included in other long- term debt	Level 3	5.3	4.6	5.5	4.5
Promissory note payable, included in other long- term debt	Level 3	—	—	2.7	2.7

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at September 30, 2014
		Liabilities
Description	September 30, 2014 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$456	—	456	—

		Fair value measurements at December 31, 2013
		Liabilities
Description	December 31, 2013 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$602	—	602	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three- and nine-month periods ended September 30, 2014 and 2013, respectively.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Interest rate swaps	2014	2013	2014	2013
Gain recognized in other comprehensive loss (effective portion)	$71	18	146	156

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows (in thousands):

As of September 30, 2014
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$456	—	456	456	—	—

As of December 31, 2013
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$602	—	602	602	—	—

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

Although for the Additional Interest applicable periods (1), (2), (3) and (4) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, during those respective periods, no Additional Interest was incurred and/or payable. In addition, at September 30, 2014, we have not accrued for any Additional Interest.

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

The Indenture contains certain customary representations and warranties, affirmative covenants and events of default which could, subject to certain conditions, cause the Notes to become immediately due and payable, including, but not limited to, the failure to make premium, principal or interest payments; failure by us to accept and pay for Notes tendered when and as required by the change of control and asset sale provisions of the Indenture; failure to comply with certain covenants in the Indenture; failure to comply with certain agreements in the Indenture for a period of 60 days following notice by the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding; failure to pay any debt within any applicable grace period after the final maturity or acceleration of such debt by the holders thereof because of a default, if the total amount of such debt unpaid or accelerated exceeds $15 million; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $15 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

As of September 30, 2014, and December 31, 2013 we were in compliance with all of our covenants under our Indenture.

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

The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock.  We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event. During the continuation of the Voting Rights Triggering Event, the Indenture governing our Notes prohibits us from paying dividends or from repurchasing the Series B preferred stock.

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

On March 29, 2013, the Board of Directors declared a dividend for the dividends due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The dividends of $26.875 per share were paid in cash on April 15, 2013. Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B preferred stock on October 15, 2013.  As of September 30, 2014, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $43.4 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We own and/or operate 20 radio stations in markets that reach approximately 40% of the Hispanic population in the United States, including Puerto Rico. In addition, we broadcast via our owned and operated television stations in South Florida and Houston and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We operate two reportable segments: radio and television.

Our radio stations are located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. For the nine-months ended September 30, 2014 and 2013, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 89% and 87% of our consolidated net revenues, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week. For the nine-months ended September 30, 2014 and 2013, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 11% and 13% of our consolidated net revenues, respectively.

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

—

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the nine-months ended September 30, 2014 and 2013, local revenue comprised 64% and 61% of our gross revenues, respectively.

—

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our national representation firm, which serves as our agent in these transactions. For the nine-months ended September 30, 2014 and 2013, national revenue comprised 12% and 16% of our gross revenues, respectively. For the year 2014, network sales consist of advertising airtime sold on our AIRE Radio Networks platform by our network sales staff. For the year 2013, network sales generally consisted of advertising airtime sold to our former network sales partner. For the nine-months ended September 30, 2014 and 2013, network revenue comprised 6% and 3% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the nine-months ended September 30, 2014 and 2013, these revenues combined comprised approximately 18% and 20% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2014 and 2013

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,
	2014	2013
Net revenue:
Radio	$32,713	35,428
Television	3,565	5,654
Consolidated	$36,278	41,082
Engineering and programming expenses:
Radio	$5,508	6,086
Television	2,398	2,355
Consolidated	$7,906	8,441
Selling, general and administrative expenses:
Radio	$15,054	15,771
Television	1,881	3,182
Consolidated	$16,935	18,953
Corporate expenses:	$2,098	2,371
Depreciation and amortization:
Radio	$487	470
Television	684	692
Corporate	101	75
Consolidated	$1,272	1,237
(Gain) loss on the disposal of assets, net:
Radio	$—	(3)
Television	—	—
Corporate	—	—
Consolidated	$—	(3)
Impairment charges and restructuring costs:
Radio	$—	—
Television	—	—
Corporate	(30)	(136)
Consolidated	$(30)	(136)
Operating income (loss):
Radio	$11,664	13,104
Television	(1,398)	(575)
Corporate	(2,169)	(2,310)
Consolidated	$8,097	10,219

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2014 and 2013 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2014	2013
Net revenue	$36,278	41,082
Engineering and programming expenses	7,906	8,441
Selling, general and administrative expenses	16,935	18,953
Corporate expenses	2,098	2,371
Depreciation and amortization	1,272	1,237
(Gain) loss on disposal of assets, net of disposal costs	—	(3)
Impairment charges and restructuring costs	(30)	(136)
Operating income	$8,097	10,219
Interest expense, net	(9,927)	(9,924)
Dividends on Series B preferred stock classified as interest expense	(2,433)	—
Income tax expense	402	189
Net (loss) income	$(4,665)	106

Net Revenue

The decrease in our consolidated net revenues of $4.8 million or 12% was due to the decreases in both our radio and television segments’ net revenues.   Our radio segment net revenues decreased $2.7 million or 8%, due to decreases in national, local and barter sales, which were partially offset by an increase in network sales. Our national sales decrease occurred throughout most of our markets, with the exception of our Puerto Rico market.  Our local sales decreased in our Los Angeles, Puerto Rico and Miami markets and the decrease in barter sales occurred throughout most of our markets, with the exception of our Puerto Rico and Chicago markets.  Our network sales increase was directly related to our new “AIRE Radio Networks” advertising platform, which we launched on January 1, 2014.  Our television segment net revenues decreased $2.1 million or 37%, due to the decreases in special events revenue, paid-programming, and local and national spot sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.5 million or 6% was due to the decrease in our radio segments’ expenses.  Our radio segment expenses decreased $0.6 million or 9%, mainly due to a decrease in compensation and benefits, and music license fees.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $2.0 million or 11% was due to the decreases in both our television and radio segments’ expenses. Our television segment expenses decreased $1.3 million or 41%, primarily due to decreases in special events expenses, taxes & licenses, rating services and professional fees, which were offset by an increase in the allowance for doubtful accounts. Our radio segment expenses decreased $0.7 million or 5%, mainly due to decreases in local and national commissions, legal settlements, barter expenses and the allowance for doubtful accounts, which were offset by increases in expenses related to our new AIRE Radio Networks, such as network-affiliate station compensation and employee compensation and benefits.

Corporate Expenses

The decrease in corporate expenses of $0.3 million or 12% was mostly due to a decrease in professional fees.

Operating Income

The decrease in operating income of $2.1million or 21% was mainly due to the decrease in net revenue, which was partially offset by a decrease in operating expenses.

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

Income Tax Expense

The increase in income tax expense of $0.2 million was primarily a result of one of our Puerto Rico subsidiaries no longer having a valuation allowance on its deferred tax assets.

Net Loss

The increase in net loss was primarily due to the reclassification of the Series B preferred stock dividends as interest expense and the decrease in operating income.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2014 and 2013

The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,
	2014	2013
Net revenue:
Radio	$98,177	100,634
Television	11,767	15,618
Consolidated	$109,944	116,252
Engineering and programming expenses:
Radio	$15,938	15,795
Television	7,054	6,393
Consolidated	$22,992	22,188
Selling, general and administrative expenses:
Radio	$46,145	43,810
Television	6,248	9,157
Consolidated	$52,393	52,967
Corporate expenses:	$7,546	7,413
Depreciation and amortization:
Radio	$1,468	1,462
Television	2,066	2,227
Corporate	272	222
Consolidated	$3,806	3,911
(Gain) loss on the disposal of assets, net:
Radio	$(1,204)	(12)
Television	—	—
Corporate	—	(13)
Consolidated	$(1,204)	(25)
Impairment charges and restructuring costs:
Radio	$—	86
Television	—	1,000
Corporate	(103)	(197)
Consolidated	$(103)	889
Operating income (loss):
Radio	$35,830	39,493
Television	(3,601)	(3,159)
Corporate	(7,715)	(7,425)
Consolidated	$24,514	28,909

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2014 and 2013 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2014	2013
Net revenue	$109,944	116,252
Engineering and programming expenses	22,992	22,188
Selling, general and administrative expenses	52,393	52,967
Corporate expenses	7,546	7,413
Depreciation and amortization	3,806	3,911
(Gain) loss on disposal of assets, net of disposal costs	(1,204)	(25)
Impairment charges and restructuring costs	(103)	889
Operating income	$24,514	28,909
Interest expense, net	(29,797)	(29,794)
Dividends on Series B preferred stock classified as interest expense	(7,300)	—
Income tax expense	1,402	512
Net loss	$(13,985)	(1,397)

Net Revenue

The decrease in our consolidated net revenues of $6.3 million or 5% was due to the decreases in both our television and radio segments’ net revenues. Our television segment net revenues decreased $3.8 million or 25%, due to the decreases in special events revenue, paid-programming and national spot sales. Our radio segment net revenues decreased $2.5 million or 2%, due to the decreases in national sales and special events revenue, which were offset by increases in local and network sales.  Our national sales decrease occurred throughout all of our markets, and our special events revenue decreased in our Puerto Rico, Chicago and Miami markets.  The increase in local sales occurred throughout most of our markets, with the exception of our Miami and Los Angeles markets.  Our network sales increase was directly related to our new “AIRE Radio Networks” advertising platform, which we launched on January 1, 2014.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.8 million or 4% was due to the increases in both our television and radio segments’ expenses. Our television segment expenses increased $0.7 million or 10%, primarily due to an increase in production cost.  Our radio segment expenses increased $0.1 million or 1%, mainly due to an increase in music license fees and audience research cost, which were offset by a decrease in compensation and benefits.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $0.6 million or 1% was due to the decrease in our television segments’ expenses.  Our television segment expenses decreased $2.9 million or 32%, primarily due to decreases in special events expenses and rating services.  Our radio segment expenses increased $2.3 million or 5%, mainly due to increases in expenses related to our new AIRE Radio Networks, such as network-affiliate station compensation and employee compensation and benefits, and special events expenses and professional fees.

Corporate Expenses

The increase in corporate expenses of $0.1 million or 2% was mostly due to an increase in compensation and benefits, primarily related to a retention bonus granted to the CEO per his new employment agreement.  This increase was offset by decreases in professional fees and travel & entertainment expenses.

(Gain) loss on the disposal of assets, net

The increase in gain on the disposal of assets, net of $1.2 million was primarily related to the sale of a tower in the Los Angeles area.

Operating Income

The decrease in operating income of $4.4 million or 15% was mainly due to the decrease in net revenues.

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

Income Tax Expense

The increase in income tax expense of $0.9 million was primarily a result of one of our Puerto Rico subsidiaries no longer having a valuation allowance on its deferred tax assets.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2014, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases.

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

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve-month period, including, among other things, required semi-annual interest payments pursuant to the Notes, and capital expenditures.

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

We evaluate strategic media acquisitions and/or dispositions and strive to expand our media content through distribution, programming and affiliation agreements in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. We engage in discussions regarding potential acquisitions and/or dispositions and expansion of our content through media outlets from time to time in the ordinary course of business. We anticipate that any future acquisitions would be financed through funds generated from equity financing, operations, asset sales or a combination of these or other available and/or permitted sources. As a result of the consequences resulting from the occurrence of the Voting Rights Triggering Event, we are currently not able to finance acquisitions through the incurrence of additional debt and are subject to additional restrictions which may preclude us from being able to execute this strategy.

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

Although for the Additional Interest applicable periods (1), (2), (3) and (4) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, during those respective periods, no Additional Interest was incurred and/or payable. In addition, at September 30, 2014, we have not accrued for any Additional Interest.

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

The Indenture contains certain customary representations and warranties, affirmative covenants and events of default which could, subject to certain conditions, cause the Notes to become immediately due and payable, including, but not limited to, the failure to make premium, principal or interest payments; failure by us to accept and pay for Notes tendered when and as required by the change of control and asset sale provisions of the Indenture; failure to comply with certain covenants in the Indenture; failure to comply with certain agreements in the Indenture for a period of 60 days following notice by the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding; failure to pay any debt within any applicable grace period after the final maturity or acceleration of such debt by the holders thereof because of a default, if the total amount of such debt unpaid or accelerated exceeds $15 million; failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $15 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

As of September 30, 2014, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2014 and 2013, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2014	2013	$
Capital expenditures:
Radio	$1,167	808	359
Television	356	320	36
Corporate	345	341	4
Consolidated	$1,868	1,469	399

Net cash flows provided by operating activities	$10,721	13,916	(3,195)
Net cash flows used in investing activities	(598)	(1,433)	835
Net cash flows used in financing activities	(2,919)	(5,406)	2,487
Net increase in cash and cash equivalents	$7,204	7,077

Capital Expenditures

The increase in our capital expenditures was primarily due to various radio and corporate system upgrades, a new radio transmitter and tower & antenna, and building improvements made to our SBS Miami Broadcast Center.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of cash payments paid to vendors, mainly for accounts payable and accrued expenses and a decrease in net revenue.

Net Cash Flows Used in Investing Activities

Changes in our net cash flows from investing activities were a result of the increase in our capital expenditures, which was offset by the cash proceeds received from the sale of a tower in the Los Angeles area.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern.  This new standard defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the nine-months ended September 30, 2014.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed. On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening Brief on appeal was filed on May 27, 2014, and our Answering Brief on appeal and Opening Brief on cross-appeal was filed on June 26, 2014.  LBHI's Reply Brief on appeal and Answering Brief on cross-appeal was filed on July 28, 2014, and our Reply Brief on cross-appeal was filed on August 7, 2014.  A hearing on the appeal and cross-appeal is scheduled for December 10, 2014.

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

Date: November 14, 2014

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