Form 10-K
period 2014-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2015-03-31
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,166,991 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 30, 2014, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $23.8 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $2,020. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 30, 2014 of $5.77 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 21, 2015, 4,166,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2015 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We are a leading Spanish-language media and entertainment company with radio or television stations in the top U.S. Hispanic markets, including Puerto Rico. Our owned and operated radio stations serve markets representing approximately 35% of the U.S. Hispanic population, and our television operations serve markets representing over 3.5 million Hispanic households. We produce and distribute Spanish-language content, including radio programs, television shows, music and live entertainment through our radio stations and our television group, MegaTV, which produces over 50 hours of original programming per week. MegaTV broadcasts via our owned and operated stations in South Florida and Houston and through programming and/or distribution agreements with other stations, including nationally on a subscriber basis.

We operate the top Spanish-language radio station in the United States based on the average number of listeners per quarter-hour, which is WSKQ-FM, one of our New York stations. WSKQ-FM delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2014 Hispanic Fact Pack. Our other radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 103 affiliate radio stations servicing over 35 of the top U.S. Hispanic markets, including 19 of the top 20 Hispanic markets.  AIRE Radio Networks currently covers 88% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 13.5 million listeners in an average week with our targeted networks.

We also own 21 bilingual websites, including www.LaMusica.com, an online destination and mobile app providing content related to Latin music, entertainment, news and culture. In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

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

Develop Market Leading Station Clusters in High Growth Hispanic Markets. We believe Hispanic media will gain revenue share as a result of the growing U.S. Hispanic population and its growing buying power. Given our knowledge of, and experience with, the U.S. Hispanic marketplace and our established position in the top U.S. Hispanic markets, including Puerto Rico, we will continue to focus on reaching and maximizing revenue in high growth Hispanic markets. We believe that operating multiple stations in the same markets enables us to achieve operating efficiencies and cost savings. We pursue a strategy of creating broadcast station clusters that reach a critical mass of our target audience and marketing resources necessary to aggressively pursue incremental advertising revenue.

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

Maintain Cost Discipline. We employ a regimented managerial approach to operating our media outlets. We emphasize control of our operating costs through detailed budgeting, continuous review of staffing levels and expenses and vendor analysis. During the recent economic downturn, we were highly focused on reducing our costs and believe we have streamlined our cost structure to provide a foundation for growth.

Grow Our Television Business. Television is the largest Hispanic media market in the United States, with approximately 73.5% of the total 2013 U.S. Hispanic advertising spending. In 2013, the U.S. Hispanic television industry generated $6.1 billion of revenue, according to the 2014 Hispanic Fact Pack. Our radio stations and experience in the Hispanic media and radio market in the United States and Puerto Rico give us a powerful platform, knowledge base and set of relationships on which to build our television business. We utilize our market knowledge to create distinctive television programs tailored to our target audiences’ preferences. We believe that MegaTV will capitalize on these insights as the reach of our television programming continues to grow. Additionally, our television business offers attractive cross-promotional opportunities with our radio stations.

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

Hispanic Market Opportunity

The U.S. Hispanic population is the largest ethnic minority group and is projected to be the fastest growing segment of the population. We believe that we are well positioned to benefit from the projected growth in population and buying power of the U.S. Hispanic population and the expected shift of advertising dollars to Hispanic media. We believe that targeting the Hispanic market is attractive for the following reasons:

•

Hispanic Population Growth. Between the years 2000 and 2014, the U.S. Hispanic population increased by 56.2%, compared to 6.9% for the non-Hispanic population. In 2014, Hispanics comprised 17.5% of the U.S. population and approximately one out of every six individuals living in the United States was of Hispanic origin, according to the Selig Center for Economic Growth, The Multicultural Economy, 2014. The U.S. Hispanic population grew at more than seven times the rate of the general population from 2000 to 2012 and is projected to grow to 33% of the U.S. population by 2060, according to the U.S. Census Bureau.

•

Growth in Hispanic Buying Power. The U.S. Hispanic population accounted for over $1.3 trillion of total buying power in 2014, which is estimated to grow to $1.7 trillion by 2019, according to the Selig Center for Economic Growth, The Multicultural Economy, 2014. U.S. Hispanic buying power increased by 23.1% from 2010 to 2014 (and is expected to further increase to 32.1% from 2014 to 2019), and accounted for 9.7% of all U.S. buying power in 2014. By 2019, Hispanics will account for 10.6% of total U.S. buying power.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $8.3 billion on Spanish-language media advertising in 2013, according to the 2014 Hispanic Fact Pack. This amount has nearly quadrupled since 2000 when Hispanic advertising expenditures totaled $2.1 billion according to Hispanic Business Magazine, December 2001. As advertisers increasingly recognize the buying power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

•

Re-balancing of Advertising Spending Towards Hispanic Media. From 2012 to 2013, U.S. Hispanic media spending rose by 8.1% from $7.7 billion to $8.3 billion, far exceeding the overall increase of just 0.9% in U.S. measured media spending, according to the 2014 Hispanic Fact Pack.  As advertisers seek to tap the large and growing Hispanic market, we believe they will allocate additional advertising dollars to the Hispanic market. We believe we are well positioned to capitalize on the growing Hispanic advertising market given our attractive position in the top U.S. Hispanic markets, including Puerto Rico.

The above market opportunity information is based on data provided by the 2014 Hispanic Fact Pack, the BIA/Kelsey’s Investing in Television/Radio Market Report 2014 and the Selig Center for Economic Growth, The Multicultural Economy, 2014.

Our Strengths

Strong Presence in Largest U.S. Hispanic Markets. We operate in the top seven U.S. Hispanic markets, estimated to represent approximately 35% of the U.S. Hispanic population in 2014: Los Angeles, New York, Puerto Rico, Miami, San Francisco, Chicago and Houston. We operate three of the top six Spanish-language radio stations in the United States. Our New York station (WSKQ-FM) ranks first among Spanish-language radio stations in terms of highest listenership. The Los Angeles and New York markets, where we consistently have a top-three-rated Spanish-language radio station, have the largest and second largest U.S. Hispanic populations, respectively. New York and Los Angeles are also the largest and second largest overall radio markets in the United States measured by advertising revenue. In addition, MegaTV serves markets representing over 3.5 million Hispanic households.

Strong Portfolio of Branded Media Franchises. Because of our history with Hispanic-focused media, we believe that we have been able to develop strong relationships with the Hispanic audiences in our markets and create strong brand loyalty. Our listeners enjoy music from popular and emerging artists as well as updated local information on weather, news and general entertainment. As an example of the power of our brand, our New York station (WSKQ-FM) delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2014 Hispanic Fact Pact. Our live concerts and events provide our advertisers additional opportunities to reach their target audiences as well as allow us to cross-promote our brands and diversify our revenue base.

Diversification across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2014, no single advertiser generated more than 5% of our consolidated revenue. Our customer base includes advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

Attractive Business Model. Our strong margins and low levels of capital expenditures enable us to generate high levels of station operating cash flows. We also benefit from an attractive operating cost structure that provides significant operating leverage while allowing us ongoing operating flexibility.

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

Recent Developments

NASDAQ Listing

On December 19, 2014, we received a written notice from The Nasdaq Stock Market (“NASDAQ”), advising us that the market value of our Class A common stock for the previous 30 consecutive business days had fallen below the $15,000,000 minimum market value of publicly held shares (“MVPHS”), required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(C) (the “Rule”).  As of March 17, 2015, we had regained compliance with the Rule.

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.  On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening Brief on appeal was filed on May 27, 2014, and our Answering Brief on appeal and Opening Brief on cross-appeal was filed on June 26, 2014.  LBHI's Reply Brief on appeal and Answering Brief on cross-appeal was filed on July 28, 2014, and our Reply Brief on cross-appeal was filed on August 7, 2014.  A hearing on the appeal and cross-appeal was held on December 10, 2014, and on December 11, 2014 the Delaware Supreme Court affirmed the Court of Chancery’s judgment in our favor.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the complaint.  A hearing on our motion to dismiss Counts I, II and IV of the complaint was held on February 10, 2015. Such motion is still pending.

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

See Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and/or operate radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The following table sets forth certain statistical and demographic information relating to our radio markets:

		2014
		market radio			Percentage of
Radio		over-the-air	2013 Hispanic	2013 total	total market	Percentage of
market	Our radio	estimated	population	population in	population	total U.S.
revenue	Designed Market	gross revenues	in market	radio market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
1	Los Angeles	$709.0	6.0	13.1	45.8%	10.2%
2	New York	587.0	4.6	18.7	24.8%	7.9%
3	Chicago	437.6	2.1	9.5	22.0%	3.5%
6	San Francisco	278.3	1.8	7.4	24.6%	3.1%
11	Miami-Ft. Lauderdale	223.3	2.2	4.4	49.6%	3.7%
31	Puerto Rico	75.0	3.6	3.6	100.0%	6.1%
	Total in our markets	$2,310.2	20.4	56.7	35.9%	34.6%
Source:	BIA/Kelsey’s Investing in Radio Market Report 2014, 4th edition

In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 103 affiliate radio stations serving over 35 of the top U.S. Hispanic markets, including 19 of the top 20 Hispanic markets.  AIRE Radio Networks currently covers 88% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 13.5 million listeners in an average week with our targeted networks.

Owned and Operated Radio Station Market Information

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio Market Report 2014, 4th edition, and covers only over-the-air estimated gross revenues.

Los Angeles. In 2013, the Los Angeles market was the largest U.S. radio market in terms of advertising revenue. In 2014, advertising revenues were projected to be approximately $709.0 million. The Los Angeles market experienced an annual radio revenue decrease of 0.7% between 2012 and 2013 and is expected to decrease at an annual rate of 0.1% between 2013 and 2018.

New York. In 2013, the New York market was the second largest U.S. radio market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $587.0 million. The New York market experienced an annual increase of 5.9% in annual radio revenue between 2012 and 2013 and is expected to decrease at an annual rate of 0.2% between 2013 and 2018.

Chicago. In 2013, the Chicago market was the third largest U.S. radio market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $437.6 million. The Chicago market experienced an annual radio revenue decrease of 1.7% between 2012 and 2013 and is expected to decrease at an annual rate of 0.7% between 2013 and 2018.

San Francisco. In 2013, the San Francisco market was the sixth largest U.S. radio market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $278.3 million. The San Francisco market experienced an annual radio revenue increase of 0.1% between 2012 and 2013 and is expected to increase at an annual rate of 0.8% between 2013 and 2018.

Miami-Ft. Lauderdale. In 2013, the Miami-Ft. Lauderdale market was the eleventh largest U.S. radio market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $223.3 million. The Miami market experienced an annual radio revenue decrease of 3.8% between 2012 and 2013 and is expected to be flat between 2013 and 2018.

Puerto Rico. In 2013, the Puerto Rico market was the thirty-first largest U.S. radio market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $75.0 million. The Puerto Rico market experienced an annual radio revenue increase of 1.5% between 2012 and 2013 and is expected to increase at an annual rate of 0.4% between 2013 and 2018.

Owned and Operated Radio Station Programming

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

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as international hits from Puerto Rico, Mexico, Latin America and Spain.
•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.
•	Latin Rhythmic. The Latin Rhythmic format consists of Tropi-Pop, which is a mix of upbeat pop and tropical music.

The following table lists the programming formats of our radio stations and the target demographic group of each station:

Owned and Operated
							Target buying
	# of	# of					demographic
Market	stations	formats	FM Station ID	Frequency	Station Name	Format	group by age
Los Angeles	2	2	KLAX	97.9	La Raza	Regional Mexican	18 – 49
			KXOL	96.3	Mega	Latin Rhythmic	18 – 34

New York	2	2	WSKQ	97.9	Mega	Spanish Tropical	18 – 49
			WPAT	93.1	Amor	Spanish Adult Contemporary	25 – 54

Puerto Rico	9	4	WMEG	106.9	Mega	Top 40	18 – 49
			WEGM	95.1	Mega	Top 40	18 – 49
			WRXD	96.5	Esterotempo	Spanish Adult Contemporary	25 – 54
			WIOB	97.5	Esterotempo	Spanish Adult Contemporary	25 – 54
			WZNT	93.7	Zeta 93	Spanish Tropical	25 – 54
			WZMT	93.3	Zeta 93	Spanish Tropical	25 – 54
			WZET	92.1	Zeta 93	Spanish Tropical	25 – 54
			WODA	94.7	La Nueva 94	Latin Rhythmic	18 – 34
			WNOD	94.1	La Nueva 94	Latin Rhythmic	18 – 34

Chicago	1	1	WLEY	107.9	La Ley	Regional Mexican	18 – 49

Miami	3	3	WXDJ	106.7	El Zol	Spanish Tropical	18 – 49
			WCMQ	92.3	Z 92.3	Spanish Adult Contemporary	25 – 54
			WRMA	95.7	I-95	Top 40	18 – 34

San Francisco	1	1	KRZZ	93.3	La Raza	Regional Mexican	18 – 49

Owned but not Operated
Puerto Rico	2		WIOA	99.9	Operated by a third-party under a Programming Agreement
			WIOC	105.1	Operated by a third-party under a Programming Agreement

Our radio programming capabilities benefit from the integration and synergies of production of programming across the Company. For example, successful programming in one market can be syndicated to another market.

AIRE Radio Networks Programming

AIRE Radio Networks is comprised of top-rated stations and shows attracting a broad range of quality listeners allowing advertisers to efficiently reach their target audience.  AIRE Radio Networks currently covers 88% of the coveted U.S. Hispanic market with over 103 affiliate radio stations, which serve over 35 of the top U.S. Hispanic markets, including 19 of the top 20 Hispanic markets.  Each of our targeted networks and syndicated network shows are described below:

•

Advantage Radio Network (Hispanic Men 25-54, M-F 6am-7pm). The Advantage Radio Network is a full service music network with strong national coverage and an impressive station lineup delivering high-quality programming of the most popular regional bands and artists.  The Advantage Network features a variety of music styles like Regional Mexican, TropiBanda, Ranchera, Mariachi, Grupero and Norteña reaching Hispanic Americans.

•

AIRE Select Network (Hispanic Adults 18-49, M-Sun 6am-12mid).  The AIRE Select Network targets active young Hispanic adults in fast growing Hispanic metro markets. Its concentrated coverage in the Top 10 Hispanic demographic market areas provide advertisers with a multicultural outreach effort targeting the young and growing Hispanic population. Hispanic Select is a day specific, as well as, a daypartable network.

•

Young Adult Network (Hispanic Adults 18-49, M-F 6am-12mid). The Young Adult Network consists of high-rated Spanish-language radio stations in major markets and flexible scheduling options to reach the fastest growing population in the U.S.  The Young Adult Network is the ideal vehicle with music, entertainment, sports and news formats in Los Angeles, New York, Miami, Houston and Chicago to reach advertisers’ business goals.

•

Millennial Network (Hispanic Adults 18-34, M-F 6am-3pm). The Millennial Network is a complete lineup of young-adult stations with creative customized options for advertisers to reach this highly desirable demographic: affluent and professional singles and families.  The Millennial Network consists of Spanish CHR and Hits, Tropical/AC and Regional Mexican formats, attractive to a wide range of advertisers.

•

Prime Family Weekend Network (Hispanic Adults 18-49, Sat & Sun 6am-12mid). The Prime Family Weekend Network targets Hispanic families in the top markets with disposable incomes and a full range of programming services including hourly news, sports and entertainment features.  The Prime Family Weekend Network dominates with Tropical/AC, Regional Mexican, Spanish CHR/Hits formats, and is concentrated in top markets reaching families during the busy weekend.

•

Entertainment Weekend Network (Hispanic Adults 18-49, Sat & Sun 6am-12mid).  The Entertainment Weekend Network delivers the coveted 18-49 Demographic, reaching Hispanic Adults through entertainment features, celebrity interviews, music countdowns and specialty segments, which include fitness and financial tips amongst others.  The Entertainment Weekend Network dominates with Regional Mexican, Spanish CHR/Hits formats, and is concentrated in top markets.

•

Despierta Network (Hispanic Adults 18-49, M-F 5am-10am).  The Despierta Network is comprised of the highest rated morning shows in top Hispanic markets: Los Angeles, New York, Miami, Chicago and San Francisco.  The Despierta Network offers advertisers a unique platform to reach the most coveted radio personalities from coast to coast.

•

Por El Placer De Vivir con Cesar Lozano Show. The “Por El Placer De Vivir con Cesar Lozano Show” (The Joy of Living) is our daily syndicated show with celebrated self-renovation expert Dr. Cesar Lozano who specializes in helping and training people to find and enjoy life’s balance.  As the host of Por el Placer de Vivir, Dr. Lozano puts to practice years of experience and provides advice on how to live better, learn life-changing habits, and be surrounded by positive thinking.

•	La Mezcla con DJ Alex Sensation Show. The “La Mezcla con DJ Alex Sensation Show”(The Mix) is a seamless mix of our listeners’ favorite songs including the Top 40 Latin tracks of the moment.

In addition to these networks and shows, we offer broadcasters two 24 hours / 7 days a week programming formats:  our Regional Mexican and Tropical formats.   Each of our programming formats produce a music format that is simultaneously distributed via XDS with a High Definition quality sound to our affiliate stations.  Technology allows our affiliate stations to offer the necessary local feel and to be responsive to local clients and community needs.  The audience gets the benefit of a national radio station sound along with local content.

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

		2014
		market TV
		over-the-air			Percentage of
TV		estimated	2013 Hispanic	2013 total	total market	Percentage of
market	Our TV	gross	population	population in	population	total U.S.
revenue	Designed Market	revenues	in market	TV market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
5	Houston	$518.4	2.4	6.6	36.6%	4.1%
7	Miami-Ft. Lauderdale	501.4	2.2	4.5	49.1%	3.8%
16	Orlando-Daytona Beach-Melbourne	290.1	0.8	3.9	20.3%	1.3%
27	San Juan, Puerto Rico	166.4	3.6	3.6	100.0%	6.1%
59	Fresno	78.0	1.1	2.0	54.7%	1.9%
	Total in our markets	$1,554.3	10.1	20.6	49.2%	17.2%
Source:	BIA/Kelsey’s Investing in Television Market Report 2014, 4th edition

Television Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2014, 4th edition.

Houston. In 2013, the Houston market was the fifth largest U.S. television market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $518.4 million. The Houston market experienced an annual television revenue increase of 0.5% between 2012 and 2013. Television revenue in the Houston market is expected to increase at an annual rate of 3.4% between 2013 and 2018.

Miami. In 2013, the Miami-Ft. Lauderdale market was the seventh largest U.S. television market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $501.4 million. The Miami-Ft. Lauderdale market experienced an annual television revenue decrease of 5.0% between 2012 and 2013. Television revenue in the Miami-Ft. Lauderdale market is expected to increase at an annual rate of 3.4% between 2013 and 2018.

Orlando. In 2013, the Orlando-Daytona Beach-Melbourne market was the sixteenth largest U.S. television market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $290.1 million. The Orlando-Daytona Beach-Melbourne market experienced an annual television revenue decrease of 19.8% between 2012 and 2013. Television revenue in this market is expected to increase at an annual rate of 4.1% between 2013 and 2018.

San Juan, Puerto Rico. In 2013, the San Juan, Puerto Rico market was the twenty-seventh largest U.S. television market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $166.4 million. The San Juan, Puerto Rico market experienced an annual television revenue increase of 1.0% between 2012 and 2013. Television revenue in this market is expected to increase at an annual rate of 3.0% between 2013 and 2018.

Fresno. In 2013, the Fresno-Visalia market was the fifty-ninth largest U.S. television market in terms of advertising revenue.  In 2014, advertising revenues were projected to be approximately $78.0 million. The Fresno-Visalia market experienced an annual television revenue decrease of 2.4% between 2012 and 2013. Television revenue in the Fresno-Visalia market is expected to increase at an annual rate of 3.7% between 2013 and 2018.

The following table lists the distribution outlets of our MegaTV programming:

Market	Station ID	Channel		Programming type
Houston, Texas	KTBU	55		Owned & Operated
Miami, Florida	WSBS	22		Owned & Operated
Orlando, Florida	WFTV	9		Affiliation Agreement
Fresno, California	KSDI	33		Affiliation Agreement
San Juan, Puerto Rico	WTCV	32		Programming Agreement
Ponce, Puerto Rico	WVOZ	47		Programming Agreement
Aguadilla, Puerto Rico	WVEO	17		Programming Agreement
DirecTV	Satellite	405		Distribution Agreement
DirecTV-Puerto Rico	Satellite	169		Distribution Agreement
AT&T U-Verse-Nationwide	ADS/Cable	3,008		Distribution Agreement
Verizon Fios	ADS/Cable	See Footnote	(1)	Distribution Agreement
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

Advertising Revenue

The vast majority of our revenue is derived from cash advertising sales. Advertising revenue has historically been classified into two categories – “national” and “local.” “National” generally refers to advertising that is solicited by a representative firm for national advertisers. A subset category of national advertising revenue is network advertising revenue, which is advertising sold to network advertisers by our AIRE Radio Networks group.  Our national sales representative for our radio stations is McGavren Guild Media, LLC. “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

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

The radio industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by satellite, cable television systems and Internet-based music streaming services. Some radio broadcast stations, including ours, are utilizing digital technology on their existing terrestrial frequencies to deliver audio programming. The FCC also has begun granting licenses for a new “low power” radio or “microbroadcasting” service to provide low-cost noncommercial neighborhood service on frequencies which would not interfere with existing stations.

The FCC has selected In-Band On-Channel TM , also known as IBOC or “HD Radio ® ,” as the exclusive technology for introduction of terrestrial digital operations by AM and FM radio stations. HD Radio ® technology permits a station to transmit radio programming in digital formats using the bandwidth that the radio station is currently licensed to use.  HD Radio ® technology is used to (1) improve sound quality, (2) provide spectrum for enhanced data services and multiple program streams and (3) allow radio stations to time broker unused digital bandwidth to third parties, thereby providing new business opportunities for radio broadcasters. We currently utilize HD Radio ® digital technology on some of our stations and will evaluate additional installations over the next few years.

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

Recent developments by many companies, including internet service providers, are expanding the variety and quality of broadcast content on the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming is becoming available through nontraditional methods, which can directly impact the number of TV viewers and thus indirectly impact station rankings, popularity and revenue possibilities from our stations. Like radio, the television broadcasting industry has grown, notwithstanding the increasing popularity of entertainment and media content delivered through personal computers, smartphones, tablets and other portable wireless devices. We cannot assure you, however, that the development or introduction of any new media technology will not have an adverse effect on the radio and television broadcasting industries.

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

Employees

As of December 31, 2014, we had 439 full-time employees and 118 part-time employees. None of our employees are represented by a labor organization or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
		Date of	license	Operation	FCC
Broadcast station	Market	acquisition	expiration	frequency	class	HAAT	Power
						(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2021	97.9 MHz	B	184	33
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2021	96.3 MHz	B	398	7
WSKQ-FM	New York, NY	1/26/1989	6/1/2006(1)	97.9 MHz	B	415	6
WPAT-FM	New York, NY	3/25/1996	6/1/2022	93.1 MHz	B	433	5
WMEG-FM	Puerto Rico	5/13/1999	2/1/2012(2)	106.9 MHz	B	594	25
WEGM-FM	Puerto Rico	1/14/2000	2/1/2020	95.1 MHz	B	600	25
WRXD-FM	Puerto Rico	12/1/1998	2/1/2020	96.5 MHz	B	852	12
WZET-FM	Puerto Rico	5/13/1999	2/1/2020	92.1 MHz	A	337	3
WIOA-FM	Puerto Rico	1/14/2000	2/1/2020	99.9 MHz	B	560	31
WIOB-FM	Puerto Rico	1/14/2000	2/1/2020	97.5 MHz	B	302	50
WIOC-FM	Puerto Rico	1/14/2000	2/1/2020	105.1 MHz	B	(61)	47
WZNT-FM	Puerto Rico	1/14/2000	2/1/2020	93.7 MHz	B	560	28
WZMT-FM	Puerto Rico	1/14/2000	2/1/2020	93.3 MHz	B1	(69)	15
WODA-FM	Puerto Rico	1/14/2000	2/1/2020	94.7 MHz	B	560	31
WNOD-FM	Puerto Rico	1/14/2000	2/1/2020	94.1 MHz	B	597	25
WLEY-FM	Chicago, IL	3/27/1997	12/1/2020	107.9 MHz	B	232	21
WRMA-FM	Miami, FL	3/28/1997	2/1/2020	95.7 MHz	C2	167	40
WCMQ-FM	Miami, FL	12/22/1986	2/1/2020	92.3 MHz	C2	188	31
WXDJ-FM	Miami, FL	3/28/1997	2/1/2020	106.7 MHz	C0	300	100
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2021	93.3 MHz	B	415	6
WSBS-DT	Miami, FL(3)	3/1/2006	2/1/2021	CH. 3	DTV	54	1
WSBS-CD	Miami, FL	3/1/2006	2/1/2021	CH. 50	CA	236	150
KTBU-DT	Houston, TX(4)	8/1/2011	8/1/2014(2)	CH. 42	DTV	597	1,000
(1)

An application to renew the FCC broadcast license for WSKQ-FM was filed on January 31, 2006. Approval of the application is still pending. A petition to deny the application for renewal was filed by several parties who alleged, inter alia, that WSKQ-FM had broadcast indecent material during the license term. An opposition pleading was submitted to the FCC categorically stating that the allegations made did not raise sufficient questions to warrant nonrenewal of the license. The application remains pending, and the station continues to operate under its expired license until the FCC takes action on the renewal. In February 2014, license renewal applications for stations located in the State of New York were due and we filed another application to renew this license. In the great majority of cases, radio broadcast licenses are renewed by the FCC even when petitions to deny are filed against license renewal applications.

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

The Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use these petitions to raise issues concerning a renewal applicant’s qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that granting a renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Generally, our licenses have been renewed without any material conditions or sanctions being imposed, but we cannot assure you that the licenses of each of our stations will continue to be renewed or will continue to be renewed without conditions or sanctions.

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

To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which noncontrolling voting stock interests are deemed proportionally reduced at each noncontrolling link in a multi-corporation ownership chain. A time brokerage agreement with another radio or television station in the same market creates an attributable interest in the brokered radio or television station, as well as for purposes of the FCC’s local radio and television station ownership rules, if the agreement affects more than 15% of the brokered radio or television station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (JSA) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. In addition, the FCC adopted an Order in March 2014 that makes a television station licensee’s right under a JSA to sell more than 15% per week of the advertising time on another television station in the same market an attributable interest.  An appeal of this Order is pending before the DC Circuit Court of Appeals. We are not currently a party to any JSAs, so the FCC’s Order does not affect us at this time.

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

Multiple Ownership

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in (i) broadcast stations above certain limits serving the same local market, and (ii) broadcast stations and a daily newspaper serving the same local market. The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest:  the newspaper-broadcast cross-ownership rule; the local radio ownership rule; the radio-television cross-ownership rule; the dual network rule; and the local television ownership rule.

The FCC’s currently effective multiple ownership rules are briefly summarized below.

Local Radio Ownership

Although current FCC rules allow one entity to own, control or hold attributable interests in an unlimited number of AM and FM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets (generally defined as those counties in the Nielson® Metro Survey Area, where they exist) in which a single entity may own an attributable interest as follows:

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

To apply these tiers, the FCC currently relies on Nielsen Metro Survey Areas, where they exist. In other areas, the FCC relies on an interim contour-overlap methodology. For radio stations located outside Nielsen Metro Survey Areas, the FCC is undertaking a rulemaking to determine how to define such local radio markets. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act.

Local Television Ownership

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals only if (i) one of the two commonly owned stations is not ranked in the top four based upon audience share, and (ii) there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market. The rules also permit the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built. Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the other station.  Based on an Order adopted by the FCC in March 2014, a television station that is a party to a JSA to which it sells more than 15% of the advertising time of another television station in the same market will be deemed to have an attributable interest in the station for which it sells advertising time.  This ruling became effective on June 19, 2014.  Parties to JSA agreements in effect as of June 19, 2014 that do not comply with the FCC’s Local Television Ownership Rule were given two years to bring the JSA into compliance, seek a waiver or eliminate the JSA.  The STELA Reauthorization Act of 2014, which was enacted on December 4, 2014, extended this deadline for six months, through December 19, 2016.  An appeal of the FCC’s ruling regarding JSAs is pending before the DC Circuit Court of Appeals. We are not currently a party to any JSAs, so the FCC’s Order does not affect us at this time.

Television National Audience Reach Limitation

Under the national television ownership rule, one party may not own television stations which reach more than 39% of all U.S. television households. For purposes of calculating the total number of television households reached by a station, the FCC attributes an Ultra High Frequency “UHF” television station with only 50% of the television households in its market. In establishing a national cap by statute, Congress did not specifically mention the FCC’s “UHF discount” policy. In 2013, the FCC released a proceeding to determine if the UHF discount policy should be retained, reused or eliminated. This proceeding remains pending.

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

In July 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. The Court also held that the FCC’s indecency standards did not violate the First Amendment. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and recently issued a Notice of Apparent Liability for the maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Time Brokerage and Joint Sales Agreements

Occasionally, stations enter into time brokerage agreements or local marketing agreements. Separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. Over the past few years, a number of stations have entered into cooperative arrangements commonly known as JSAs.  The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station.   As noted in the Section entitled “Local Television Ownership,” above, the FCC recently adopted an Order ruling that a television station that is a party to a JSA to which it sells more than 15% of the advertising time of another television station in the same market also has an attributable interest in the station for which it sells advertising time.  We are not currently a party to any JSAs, so the FCC’s Order does not affect us at this time.

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

Closed Captioning and Video Description Rules

FCC rules require the majority of programming broadcast by television stations to contain closed captions. The rules allow a video programming owner to file a petition for exemption from the rules. We have filed a petition for exemption from the rules based upon a showing of undue burden. During the pendency of an undue burden determination, the video programming subject to the request for exemption is considered exempt from the closed captioning requirement. In January 2012, the FCC adopted rules to require that television programming broadcast or transmitted with captioning include captioning if subsequently made available online, for example, by streaming content on broadcasters’ websites. In 2014, the FCC adopted an Order expanding the IP captioning rules to brief segments or clips of video programs that are carried on the Internet.  In 2016, the new rules will phase in.

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

Recordkeeping

The FCC rules require broadcast stations to maintain various records regarding operations, including equipment performance records and a log of a station’s operating parameters. Broadcast stations must also maintain a public inspection file. Portions of the public inspection files maintained by television stations are hosted on an FCC-maintained website.  In 2014, the FCC proposed rules that will also require radio station public inspection files to be hosted on an FCC-maintained website.

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

Repurposing of Broadcast Spectrum for Other Uses

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. In May 2014, the FCC released an order establishing general rules for the auctions.  Several petitions for reconsideration of these rules were filed and remain pending.  The FCC has also released several rulemaking proposals regarding specific rules and procedures that will be followed during the incentive auction process, and the incentive auction rulemaking process remains ongoing.  Certain aspects of the FCC’s proposed incentive auction process have been challenged by the National Association of Broadcasters and one broadcast company in a lawsuit that is pending in the Court of Appeals for the D.C. Circuit.  The parties have requested that the court’s consideration of the appeal be handled on an expedited basis.

The proposed incentive auction process would have three components. First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station’s spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license. Second, in order to accommodate the spectrum reallocated to new users, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels. The FCC has solicited comments on various aspects of the repacking and reimbursement process. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. Congress directed the FCC, when repacking television broadcast spectrum, to make reasonable efforts to preserve a station’s coverage area and population served. The FCC is prohibited from requiring a station to move involuntarily from the UHF band to the VHF band or from the high VHF band to the low VHF band. The statute does not protect low power stations in the repacking process. The FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to accept applications for the auction in late 2015 and commence the auction in early 2016.

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

We have experienced net losses in the past and in the year ended December 31, 2014, we recorded a net loss available to common stockholders of $20.0 million. Failure to achieve sustained profitability may adversely affect our ability to raise additional capital and our ability to meet our obligations. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations, redeem or refinance our Series B preferred stock or finance future acquisitions would negatively impact our business, financial condition, results of operations and cash flows.

If economic conditions do not improve or deteriorate, our results of operations and cash flow may be adversely affected.

Revenue generated by our media broadcasting stations depends primarily upon the sale of advertising time. Our operating results have been adversely affected by the slow recovery of the economy from the most recent recession, which we believe is due to advertising expenditures being largely a discretionary business expense.  The condition of the economy remains highly uncertain, and if the economy does not continue to improve or deteriorates, our results of operations may be adversely affected.

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

Our industry is highly competitive, and the success of our stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in New York, Los Angeles and Miami. Our broadcast stations compete in their respective markets for audiences and advertising revenues with other broadcast stations of all formats, as well as with other media, such as newspapers, magazines, television, satellite radio, cable services, outdoor advertising, direct mail, Internet radio, smart phones, tablets and other wireless media, the Internet and social media such as Facebook and Twitter. In addition, any changes in the methods used to determine ratings could result in a downward adjustment in our ratings, which could adversely affect our advertising sales in the markets in which we operate.

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

Our New York, Los Angeles and Miami markets accounted for more than 65% of our net revenue for the year ended December 31, 2014. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.

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

Although we recorded positive consolidated operating income for our television segment in 2014 under our indenture governing our Notes, our television segment was not profitable per GAAP and may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

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

If we do not record positive consolidated station operating income for our television segment for any applicable period, beginning on April 15, 2013, additional interest will be payable on our 12.5% senior secured notes due 2017 in cash at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of our 12.5% senior secured notes due 2017 plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period. Please see “Risks Related to Our Indebtedness and Preferred Stock” for further discussion related to our 12.5% senior secured notes due 2017. As defined by our indenture, we recorded positive consolidated station operating income for our television segment for the four fiscal quarter period ended on December 31, 2014.

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

Technology in the broadcast, entertainment and Internet industries is changing rapidly. Advances in technologies or alternative methods of content delivery, as well as certain changes in consumer or advertiser behavior driven by changes in these or other technologies and methods of delivery, could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, satellite radio, video games, DVD players and other personal video and audio systems, text messaging, streaming video, downloading from the Internet, and media content delivered through personal computers, smartphones, tablets and other portable wireless devices. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis, and technologies which enable users to fast-forward or skip advertisements altogether, such as DVRs (e.g., TiVo), the Dish Network Hopper and portable digital devices, may cause changes in consumer behavior that could affect the perceived attractiveness of our services to advertisers, and could adversely affect our advertising revenue and our results of operations. In addition, further increases in the use of portable digital devices which allow users to view or listen to content of their own choosing, in their own time, while avoiding traditional commercial advertisements, could adversely affect our advertising revenue and our results of operations.

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

The broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. For example, the FCC has implemented new technologies in the broadcast industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies that significantly enhance the sound quality of AM and FM broadcasts. In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services. In other cases, the introduction of new technologies and services could increase competition and have an adverse effect on our revenue. Recent new media technologies and evolving services include the following:

•	personal digital audio devices (e.g. smartphones, mp3 players, tablets);
•	satellite-delivered digital audio radio service, which has resulted in a satellite radio service with multichannel programming and enhanced sound quality;
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

As of December 31, 2014, we had approximately $355.9 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $323.1 million on our consolidated balance sheet. These unamortized intangible assets represented approximately 79% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, are not amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

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

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 83% of the combined voting power of our outstanding shares of common stock as of December 31, 2014. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire Board of Directors, mergers and acquisitions and sales of all or substantially all of our assets. In addition, Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy.

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

We have from time to time been out of compliance with the Nasdaq Stock Market (“NASDAQ”) rules relating to the minimum market value of our publicly held shares for continued listing on the NASDAQ Global Market.  Although we are currently in compliance with those rules, there is no assurance that we will continue to remain in compliance.

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

The television and radio broadcasting and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, we are required to obtain, and periodically renew, licenses from the FCC to operate our radio and television stations. The FCC may not approve our future renewal applications, or it may approve them for less than the full term or subject to conditions or qualifications. The FCC broadcasting license for our flagship WSKQ-FM station, which accounts for a material portion of our net revenue, expired on June 1, 2006. The FCC has yet to take action on our application to renew this license, which is opposed by several parties who allege, among other things, that WSKQ-FM has broadcast indecent material. In February 2014, license renewal applications for stations located in New York were due and we filed another application to renew the WSKQ-FM license. Although the station continues to operate under its expired license pursuant to FCC rules, until the FCC takes action on the renewal applications (the FCC grants renewal of broadcast licenses in the great majority of cases), we cannot be assured that the license will be renewed on favorable terms or at all. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses (including the license for WSKQ-FM) could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. In May 2014, the FCC released an Order establishing general rules for the auctions.  Several petitions for reconsideration of certain of the rules were filed and remain pending.  In addition, the FCC has released rule making proposals seeking comment regarding specific rules and procedures that will apply to the incentive auctions. That rulemaking process remains ongoing.

The proposed incentive auction process has three components. First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station’s spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license. Second, in order to accommodate the spectrum reallocated to new users, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on different channels. In addition, Congress directed the FCC, when repacking television broadcast spectrum, to make reasonable efforts to preserve a station’s coverage area and population served. Also, the FCC is prohibited from requiring a station to move involuntarily from the UHF band to the VHF band or from the high VHF band to the low VHF band. The statute does not protect low power stations in the repacking process. Third, the FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to accept applications for the auction in late 2015 and commence the auction in early 2016.

The outcome of the incentive auction and repacking of broadcast television spectrum, or the impact of such items on our business, cannot be predicted.

Proposed legislation would require radio broadcasters to pay royalties to record labels and recording artists.

Legislation has been previously introduced in Congress that would require radio broadcasters to pay a royalty to record labels and performing artists for use of their recorded songs. Thus far, the legislation has failed to pass, but it may be reintroduced in the future. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. In addition, radio and recording industry representatives have entered into negotiations in the past that could result in an agreement to resolve the performance fee issue. It is currently unknown what proposed legislation, if any, will become law, whether industry groups will enter into an agreement with respect to fees, and what significance this royalty would have on our results from operations, cash flows or financial condition.

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

In July 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and Fox for the specific broadcasts at issue in that case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and recently issued a Notice of Apparent Liability for the maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Our businesses depend upon maintaining their broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years and are subject to renewal thereafter. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. A few of our stations are operating on expired licenses while their applications for renewal remain pending. We cannot be certain that our future renewal applications will be approved or that the renewals will not include conditions or qualifications that could adversely affect our operations or result in material impairments, which could adversely affect our business, financial condition, results of operations and cash flows. If any of our FCC licenses are not renewed, we could be prevented from operating the affected station and generating revenue from it.

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

There is significant uncertainty regarding the FCC’s media ownership rules, and any changes to such rules could restrict our ability to acquire broadcast stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest:  the newspaper-broadcast cross-ownership rule; the local radio ownership rule; the radio-television cross-ownership rule; the dual network rule; and the local television ownership rule.  In addition to the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against us or any of our license-holding subsidiaries, or any FCC licenses from which we are acquiring a station, could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on, its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock. In 2013, however, the FCC issued a declaratory ruling that notwithstanding its past practices it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the stock of the parent of a broadcast licensee. In acting upon such a request, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy, and trade policy issues. In addition, where proposed acquisitions might result in local radio advertising revenue concentration, the Department of Justice and/or the Federal Trade Commission could undertake their own reviews and could attempt to block or place restrictions or conditions on such transactions.

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

As a result of the Voting Rights Triggering event, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors.  These directors were elected to the Board at our Annual Meeting held on June 6, 2014.  These two directors may or may not act primarily in the interests of the Series B preferred stockholders as opposed to the interest of all stockholders.  If these directors act primarily in the interests of the Series B preferred stockholders, this could have a material adverse effect on the Company and the common stockholders.

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

Litigation

In December 2013 certain of our Series B preferred stock brought a claim against us in the Delaware Chancery Court seeking a declaratory judgment that a Voting Rights Triggering Event had occurred (as of April 15, 2010) under our Certificate of Designations as a result of our non-payment of dividends.  The claim (as more fully described below in Item 3 – Legal Proceedings) states that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our Notes under the Indenture governing the Notes were prohibited incurrences of indebtedness under the Certificate of Designations.

The plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013.  In connection with their claims, the plaintiffs also seek an award of contract damages.  On June 27, 2014, the Court denied our motion to dismiss part of the complaint (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013).  A hearing on our motion to dismiss the remainder of the complaint was held on February 10, 2015.  Although we believe the claims are without merit, an adverse determination could have a material adverse effect on our business.

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

In addition, we conduct a substantial portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, even though payments of principal and interest on the notes are permitted. Each subsidiary is a distinct legal entity, and under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture that governs the Notes will limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

Each of our media segments requires offices, broadcasting studios, and transmission facilities to support our operations. Our properties are primarily located in owned facilities, as summarized below:

	Aggregate size
	of property in		Lease
	square feet	Owned or	expiration
Location	(approximate) (1)	leased	date
New York, NY (2)	12,100	Owned	N/A
Los Angeles, CA (3)	31,000	Owned	N/A
Miami, FL (4)	70,000	Owned	N/A
Guaynabo, PR (5)	29,000	Owned	N/A
San Jose, CA (6)	13,000	Leased	6/30/2018
(1)	Excludes properties owned or leased that are less than 12,000 square feet.
(2)	Facility is used for the offices and studios for our New York radio stations and certain internet and television operations.
(3)	Facility is used for the offices and studios for our Los Angeles radio stations and certain internet and television operations.
(4)	Facility is used as the principal site for our television, internet and Miami radio studios, production, operation, and sales offices. Our corporate offices are also in this facility.
(5)	Facility is used for the offices, operations and studios of our Puerto Rico broadcast stations and television operations.
(6)	Facility is used for the offices and studios for our San Francisco radio station and certain internet operations.

In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We lease (i) all of our other transmitter sites, with lease terms that expire between 2015 and 2044, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio station in Chicago.  We lease backup transmitter facilities for our stations WSKQ-FM and WPAT-FM in New York, KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM, WCMQ-FM and WXDJ-FM in Miami, and KRZZ-FM in San Francisco. We own a back-up transmitter site in San Juan, Puerto Rico for any of our five radio stations covering the San Juan metropolitan area. These backup transmitter facilities are a significant part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency.

We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control and production facilities located in Miami, New York, Los Angeles and Puerto Rico. We lease a combined studio and tower site in Key West, Florida for WSBS-TV and a transmitter site for WSBS-CD, in Pembroke Park, Florida. In addition, we lease office space in Houston, Texas for KTBU-TV, which houses our sales offices and operations.

The studio, office, and transmitter sites of our media stations are vital to our overall operation. Management believes that our properties are in good condition and are suitable for our operations. We, however, continually assess the need to upgrade and to improve our properties and facilities.

Item 3. Legal Proceedings

From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In recent years, we have been subject to administrative proceedings and lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters, and a number of these lawsuits have resulted in the payment of substantial damages. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition. Certain material legal proceedings involving us and our subsidiaries are described below.

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.  On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening Brief on appeal was filed on May 27, 2014, and our Answering Brief on appeal and Opening Brief on cross-appeal was filed on June 26, 2014.  LBHI's Reply Brief on appeal and Answering Brief on cross-appeal was filed on July 28, 2014, and our Reply Brief on cross-appeal was filed on August 7, 2014.  A hearing on the appeal and cross-appeal was held on December 10, 2014, and on December 11, 2014 the Delaware Supreme Court affirmed the Court of Chancery’s judgment in our favor.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the complaint.  A hearing on our motion to dismiss Counts I, II and IV of the complaint was held on February 10, 2015.  Such motion is still pending.

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

	2014		2013
	High	Low	High	Low
First quarter	$6.41	3.25	3.38	2.31
Second quarter	7.46	4.07	4.97	2.40
Third quarter	5.95	4.04	4.55	3.14
Fourth quarter	4.37	1.99	4.24	3.28
(b)	Record Holders

As of March 18, 2015, there were approximately 102 record holders of our Class A common stock, three record holders of our Class B common stock and one record holder of our Series C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Series C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Series C preferred stock is convertible into two shares of Class A common stock.

(c)	Dividends

We have not declared or paid any cash or stock dividends on any class of our common stock in the last two years. We intend to retain future earnings for use in our business and due to the Voting Rights Triggering Event, we are not permitted to declare or pay any cash or stock dividends on shares of our Class A or Class B common stock until the Voting Rights Triggering Event is remedied or waived. If the Voting Rights Triggering Event were no longer in effect, any determination to declare and pay dividends would be made by our Board of Directors based upon our earnings, financial position, capital requirements and other factors that our Board of Directors deem relevant. Furthermore, our indenture contains restrictions on our ability to pay dividends.

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

Prior to the Voting Rights Triggering Event, our Board of Directors, under management’s recommendation, had previously determined that based on the circumstances at the time, among other things, the then current economic environment and our future cash requirements (and, in the case of the four most recent scheduled dividends, the restrictive covenants under the Indenture), it was not prudent to declare or pay the dividends scheduled for October 15, 2013, July 15, 2013 and January 15, 2013. On March 29, 2013, the Board of Directors declared a cash dividend for the dividend due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The cash dividend of $26.875 per share was paid in cash on April 15, 2013.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources below for additional information regarding liquidity restrictions on our ability to pay dividends on our common stock.

(d)	Equity Compensation Plans

The following table sets forth, as of December 31, 2014, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

	Number of Shares
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Plan Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders:
2006 Omnibus Equity Compensation Plan	55,000	$5.92	265,800
1999 Stock Option Plan	55,500	31.46	—
Non-Employee Directors Stock Option Plan	10,000	66.85	—
Equity Compensation Plans Not Approved by Stockholders (1):	—	—	—

Total	120,500		265,800

(1) We do not have any equity compensaton plans which have not been approved by our stockholders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

We are a leading Spanish-language media and entertainment company with radio and television operations, together with live concerts and events, mobile, digital and interactive media platforms, which reach the growing U.S. Hispanic population, including Puerto Rico.  We produce and distribute original Spanish-language content, including radio programs, television shows, music and live entertainment through our multi-media platforms. We operate in two reportable segments: radio and television.

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 103 affiliate radio stations serving over 35 of the top U.S. Hispanic markets, including 19 of the top 20 Hispanic markets.  AIRE Radio Networks currently covers 88% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 13.5 million listeners in an average week with our targeted networks.  For the years ended 2014 and 2013, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 89% and 87% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida and Houston and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week.  For the years ended 2014 and 2013, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 11% and 13% of our consolidated net revenues, respectively.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2014 and 2013, local revenue comprised 64% and 62% of our gross revenue, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the years ended 2014 and 2013, national revenue comprised 12% and 16% of our gross revenue, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Networks platform by our network sales staff. For the year ended 2013, network sales generally consisted of advertising airtime sold to our former network sales partner. For the years ended 2014 and 2013, network revenue comprised 6% and 3% of our gross revenue.

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

In addition to cash advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the years ended 2014 and 2013, these revenues combined comprised approximately 18% of our gross revenue.

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

Year Ended 2014 Compared to Year Ended 2013

The following summary table presents separate financial data for each of our operating segments (in thousands).

	Year Ended
	December 31,
	2014	2013
Net revenue:
Radio	$130,505	133,536
Television	15,775	20,238
Consolidated	$146,280	153,774
Engineering and programming expenses:
Radio	$21,132	22,044
Television	8,777	8,828
Consolidated	$29,909	30,872
Selling, general and administrative expenses:
Radio	$59,981	58,322
Television	7,558	10,878
Consolidated	$67,539	69,200
Corporate expenses:	$9,720	9,316
Depreciation and amortization:
Radio	$2,009	1,943
Television	2,748	2,916
Corporate	368	307
Consolidated	$5,125	5,166
(Gain) loss on the disposal of assets, net:
Radio	$(1,204)	(12)
Television	—	—
Corporate	—	(13)
Consolidated	$(1,204)	(25)
Impairment charges and restructuring costs:
Radio	$—	86
Television	—	1,000
Corporate	(153)	(197)
Consolidated	$(153)	889
Operating income (loss):
Radio	$48,587	51,153
Television	(3,308)	(3,384)
Corporate	(9,935)	(9,413)
Consolidated	$35,344	38,356

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2014 and 2013. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and related notes.

	Year Ended
	December 31,
	2014	2013
Net revenue	$146,280	153,774
Engineering and programming expenses	29,909	30,872
Selling, general and administrative expenses	67,539	69,200
Corporate expenses	9,720	9,316
Depreciation and amortization	5,125	5,166
(Gain) loss on disposal of assets, net of disposal costs	(1,204)	(25)
Impairment charges and restructuring costs	(153)	889
Operating income	$35,344	38,356
Interest expense, net	(39,719)	(39,715)
Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense	—	(87,563)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(2,028)
Income tax expense (benefit)	5,842	(2,384)
Net loss	$(19,951)	(88,566)

Net Revenue

The decrease in our consolidated net revenues of $7.5 million or 5% was due to the decreases in both our television and radio segments’ net revenues. Our television segment net revenues decreased $4.5 million or 22%, due to the decreases in special events revenue, paid-programming and national spot sales.  Our radio segment net revenues decreased $3.0 million or 2%, due to the decreases in national and barter sales, which was offset by an increase in network sales.  Our national sales decrease occurred throughout all of our markets and our barter sales decrease occurred in most of our markets.  Our network sales increase was directly related to our new “AIRE Radio Networks” advertising platform, which we launched on January 1, 2014.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $1.0 million or 3% was due to the decreases in both our radio and television segments’ expenses.    Our radio segment expenses decreased $0.9 million or 4%, mainly due to a decrease in compensation and benefits, which was offset by an increase in music license fees.  Our television segment expenses decreased $0.1 million or 1%, primarily due to a decrease in compensation and benefits.

Selling, General, and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $1.7 million or 2% was due to the decrease in our television segments’ expenses.  Our television segment expenses decreased $3.3 million or 31%, primarily due to decreases in special events expenses, rating services, taxes & licenses and commissions.  Our radio segment expenses increased $1.6 million or 3%, mainly due to increases in expenses related to our new AIRE Radio Networks, such as network-affiliate station compensation and employee compensation and benefits, and special events expenses and professional fees.

Corporate Expenses

The increase in corporate expenses of $0.4 million or 4% was mostly due to an increase in compensation and benefits, primarily related to a retention bonus granted to the CEO, pursuant to his new employment agreement.  This increase was offset by decreases in professional fees and travel & entertainment expenses.

(Gain) loss on the disposal of assets, net

The increase in gain on the disposal of assets, net of $1.2 million was primarily related to the sale of a tower in the Los Angeles area.

Operating Income

The decrease in operating income of $3.0 million or 8% was mainly due to the decrease in net revenues.

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

In addition, the Series B preferred stock will be measured at each reporting date as the amount of cash that would be paid pursuant to the Certificate of Designations, had settlement occurred on the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the accruing quarterly dividends of the Series B preferred stock were and will continue to be recorded as an interest expense.

 Income Tax (Benefit) Expense

The increase in income tax expense of $8.2 million was primarily a result of an increase in our valuation allowance on our deferred tax assets related to our indefinite-lived intangibles.

Net Loss

The decrease in net loss of $68.8 million was primarily due to the absence of prior year’s Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense, offset by the increases in the reclassification of the Series B preferred stock dividends as interest expense and income tax expense.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014 and 2013, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases.

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

Assumptions (none of which can be assured) which underlie management’s beliefs, include the following:

●	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate in any material respect;
●	despite the consequences resulting from the occurrence of the Voting Rights Triggering Event, we will continue to successfully implement our business strategy;
●	we will not use cash flows from operating activities to repurchase the Series B preferred stock; and
●	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters or legal judgments.

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

Although for the Additional Interest applicable periods (1), (2), (3), (4) and (5) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, during those respective periods, no Additional Interest was incurred and/or payable.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 9 to the unaudited condensed consolidated financial statements) currently prevents us from incurring any such additional debt.

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

As of December 31, 2014, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2014 and 2013, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	Year Ended
	December 31,		Change
	2014	2013	$
Capital expenditures:
Radio	$1,415	1,072	343
Television	437	535	(98)
Corporate	364	700	(336)
Consolidated	$2,216	2,307	(91)

Net cash flows provided by operating activities	$4,375	7,145	(2,770)
Net cash flows used in investing activities	(946)	(2,271)	1,325
Net cash flows used in financing activities	(3,004)	(7,968)	4,964
Net increase in cash and cash equivalents	$425	(3,094)

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

Preferred and Common Stock

As of December 31, 2014, we had the following series of capital stock outstanding:

•

90,549 issued shares of 10 3/4% Series B cumulative exchangeable redeemable preferred stock with an aggregate liquidation preference of $90.5 million and accumulated and unpaid dividends of $45.8 million;

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

Recent Developments

NASDAQ Listing

On December 19, 2014, we received a written notice from The Nasdaq Stock Market (“NASDAQ”), advising us that the market value of our Class A common stock for the previous 30 consecutive business days had fallen below the $15,000,000 minimum market value of publicly held shares (“MVPHS”), required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(b)(2)(C) (the “Rule”).  As of March 17, 2015, we had regained compliance with the Rule.

Litigation- Lehman and T. Rowe Price Complaints

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.  On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening Brief on appeal was filed on May 27, 2014, and our Answering Brief on appeal and Opening Brief on cross-appeal was filed on June 26, 2014.  LBHI's Reply Brief on appeal and Answering Brief on cross-appeal was filed on July 28, 2014, and our Reply Brief on cross-appeal was filed on August 7, 2014.  A hearing on the appeal and cross-appeal was held on December 10, 2014, and on December 11, 2014 the Delaware Supreme Court affirmed the Court of Chancery’s judgment in our favor.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights

Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the complaint.  A hearing on our motion to dismiss Counts I, II and IV of the complaint was held on February 10, 2015. Such motion is still pending.

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

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2015 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 10.5% for radio licenses and 11.5% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of December 31, 2014. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $18.1 million.

The table below presents the percentage, within a range, by which the fair value of our broadcasting licenses exceeded their carrying value as of December 31, 2014 for 8 units of accounting (i.e. markets).

	Percentage Range by which the Fair Value Exceeds the Carrying Value for the Units of Accounting as of December 31, 2014
		Greater than	Greater than
	0% to 5%	5% to 15%	15%
Number of units of accounting	4	2	2
Carrying value (in thousands)	$141,121	$38,678	$143,256

As a result of the annual fourth quarter 2014 impairment test of our broadcasting licenses, there were four units of accounting where the fair value exceeded its carrying value by 5% or less as of December 31, 2014. In aggregate, this unit of accounting has a carrying value of $141.1 million and represents 31% of our total assets.

In addition to conducting our annual impairment testing, at each interim reporting period we performed a qualitative assessment for each unit of accounting for triggering events that could have indicated an impairment to our FCC broadcasting licenses. In this assessment, we considered the qualitative factors that are outlined in FASB ASC 350-30-35-18B, which include, but are not limited to, the state of the economy, advertising demand, market conditions, broadcasting industry future growth rates, regulatory matters and technology. During the years ended December 31, 2014 and 2013, we determined that there were no impairments of our FCC broadcasting licenses.

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

During the years ended December 31, 2014 and 2013, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) limited trading volume; (2) the impact of our television segment operating losses; and (3) the significant voting control of our Chairman and CEO.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2014 and 2013, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports or filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2014, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures on an ongoing basis and may, from time to time, make changes aimed at enhancing their effectiveness to ensure that they evolve with our business.

Management’s Report on Internal Control over Financial Reporting

As members of management of the Company, we are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is a process designed by, and performed under the supervision of, management and effected by our Board of Directors, management and other personnel. Our internal controls provide management and the Board of Directors reasonable assurance that our financial reporting and preparation of financial statements for external purposes are in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that (i) accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting, as of December 31, 2014 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

Not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information called for by Item 14 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2014 and 2013;
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013;
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2014 and 2013;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm;
•	Financial Statement Schedule – Valuation and Qualifying Accounts.
3.	Exhibits Required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Spanish Broadcasting System, Inc. and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Spanish Broadcasting System, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index in Item 8.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2014 and 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

March 31, 2015

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except share data)

	December 31,	December 31,
Assets	2014	2013

Current assets:
Cash and cash equivalents	$23,991	$23,566
Receivables:
Trade	27,506	31,665
Barter	205	460
	27,711	32,125
Less allowance for doubtful accounts	2,322	2,204
Net receivables	25,389	29,921
Prepaid expenses and other current assets	3,928	2,778
Total current assets	53,308	56,265
Property and equipment, net of accumulated depreciation of $69,632 in 2014 and $65,550 in 2013	32,382	35,420
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $924 in 2014 and $828 in 2013	1,624	1,720
Deferred financing costs, net of accumulated amortization of $9,706 in 2014 and $6,352 in 2013	7,910	11,264
Other assets	728	1,218
Total assets	$451,813	$461,748
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,495	$19,593
Accrued interest	7,202	7,271
Unearned revenue	449	512
Other liabilities	269	497
Current portion of other long-term debt	336	3,004
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at December 31, 2014 and 2013 and $45,831 and $36,097 of dividends payable as of December 31, 2014 and 2013, respectively.	136,380	126,646
Total current liabilities	161,131	157,523
Other liabilities, less current portion	94	504
Derivative instruments	408	602
12.5% senior secured notes due 2017, net of unamortized discount of $4,742 in 2014 and $5,862 in 2013	270,657	269,138
Other long-term debt, less current portion	4,922	5,258
Deferred income taxes	88,806	83,172
Total liabilities	526,018	516,197
Commitments and contingencies (note 11, 13 and 14)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	525,335	525,334
Accumulated other comprehensive loss, net	(408)	(602)
Accumulated deficit	(599,136)	(579,185)
Total stockholders’ deficit	(74,205)	(54,449)
Total liabilities and stockholders’ deficit	$451,813	$461,748

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended December 31, 2014 and 2013

(In thousands, except per share data)

	Year Ended
	December 31,
	2014	2013
Net revenue	$146,280	153,774
Operating expenses:
Engineering and programming	29,909	30,872
Selling, general and administrative	67,539	69,200
Corporate expenses	9,720	9,316
Depreciation and amortization	5,125	5,166
Total operating expenses	112,293	114,554
(Gain) loss on the disposal of assets	(1,204)	(25)
Impairment charges and restructuring costs	(153)	889
Operating income	35,344	38,356
Other (expense) income:
Interest expense	(39,724)	(39,715)
Series B preferred stock adjustment to contract settlement value at reporting date classified as interest expense	—	(87,563)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(2,028)
Interest income	5	—
Loss before income taxes	(14,109)	(90,950)
Income tax expense (benefit)	5,842	(2,384)
Net loss	(19,951)	(88,566)
Series B preferred stock adjustment to fair value at redemption date	—	87,563
Dividends on Series B preferred stock	—	(7,859)
Net loss available to common stockholders	$(19,951)	(8,862)
Basic and Diluted net loss per common share	$(2.75)	(1.22)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267
Net loss	$(19,951)	(88,566)
Other comprehensive (loss) income, net of taxes- unrealized gain on derivative instrument	194	214
Total comprehensive loss	$(19,757)	(88,352)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2014 and 2013

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2012	380,000	$4	4,166,991	$—	2,340,353	$—	$525,281	$(816)	$(570,323)	(45,854)
Stock-based compensation	—	—	—	—	—	—	53	—	—	53
Series B preferred stock adjustment to fair value at redemption date	—	—	—	—	—	—	—	—	87,563	87,563
Series B preferred stock dividends	—	—	—	—	—	—	—	—	(7,859)	(7,859)
Net loss	—	—	—	—	—	—	—	—	(88,566)	(88,566)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	214	—	214
Balance at December 31, 2013	380,000	4	4,166,991	—	2,340,353	—	525,334	(602)	(579,185)	(54,449)
Stock-based compensation	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	(19,951)	(19,951)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	194	—	194
Balance at December 31, 2014	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(408)	$(599,136)	$(74,205)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2014 and 2013

(In thousands)

	Year Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(19,951)	(88,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Series B preferred stock adjustment to contract settlement value at
reporting date classified as interest expense	—	87,563
Dividends on Series B preferred stock classified as interest expense	9,734	2,028
(Gain) loss on the disposal of assets	(1,204)	(25)
Impairment charges	(153)	889
Stock-based compensation	1	53
Depreciation and amortization	5,125	5,166
Net barter (income) loss	(5)	(537)
Provision for trade doubtful accounts	695	1,085
Amortization of deferred financing costs	3,354	3,337
Amortization of original issued discount	1,519	1,332
Deferred income taxes	5,634	(2,877)
Unearned revenue-barter	197	440
Changes in operating assets and liabilities:
Trade receivables	3,582	(4,501)
Prepaid expenses and other current assets	(1,150)	(617)
Other assets	490	(426)
Accounts payable and accrued expenses	(2,939)	3,142
Accrued interest	(69)	(68)
Other liabilities	(485)	(273)
Net cash provided by operating activities	4,375	7,145
Cash flows from investing activities:
Purchases of property and equipment	(2,216)	(2,307)
Proceeds from the sale of property and equipment	1,270	36
Net cash used in investing activities	(946)	(2,271)
Cash flows from financing activities:
Payment of Series B preferred stock and/or related cash dividends	—	(4,959)
Payments of other long-term debt	(3,004)	(3,009)
Net cash used in financing activities	(3,004)	(7,968)
Net increase (decrease) in cash and cash equivalents	425	(3,094)
Cash and cash equivalents at beginning of period	23,566	26,660
Cash and cash equivalents at end of period	$23,991	23,566
Supplemental cash flows information:
Interest paid	$34,891	35,074
Income tax paid, net	$410	—
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$194	214
Accrual of Series B preferred stock dividends not declared	$—	2,900
Series B preferred stock adjustment to fair value at redemption date	$—	87,563

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(1)	Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries owns 20 radio stations in the Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco markets. In addition, we own and operate three television stations, which operate as one television operation, branded as “MegaTV.” We also have various MegaTV broadcasting outlets under affiliation or programming agreements. As part of our operating business, we produce live concerts and events and own 21 bilingual websites, including www.LaMusica.com , an online destination and mobile app providing content related to Latin music, entertainment, news and culture.

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

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014 and 2013, we had a working capital deficit due to the reclassification of our series B preferred stock as a current liability, even though under Delaware law the series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 9).

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

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For each of the years ended December 31, 2014 and 2013, we incurred bad debt expense of $0.7 million and $1.1 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

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

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future. The weighted-average period before the next renewal of our FCC broadcasting licenses is 4.9 years.

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

During the years-ended December 31, 2014 and 2013, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and Chief Executive Officer.

(h)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable leases and agreements acquired. Gross other intangible assets total $2.5 million as of December 31, 2014 and 2013, respectively. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $0.1 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively. Estimated amortization expense for the five years subsequent to December 31, 2014 is as follows (in thousands):

Year ending December 31:
2015	$96
2016	96
2017	96
2018	96
2019	96

(i)	Deferred Financing Costs

Deferred financing costs relates to our 12.5% Senior Secured Notes due 2017 (see note 7). Deferred financing costs are being amortized to interest expense over the term of the related debt using the effective interest method.

(j)	Barter Transactions

Barter transactions represent advertising time exchanged for noncash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $8.7 million and $10.4 million for the years ended December 31, 2014 and 2013, respectively. Barter expense amounted to $8.7 million and $9.9 million for the years ended December 31, 2014 and 2013, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other noninterest expense, respectively (see note 12).

(m)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.3 million and $0.4 million in the years ended December 31, 2014 and 2013, respectively.

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

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Miami and Los Angeles markets accounted for more than 65% of net revenue for the years ended December 31, 2014 and 2013. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(q)	Basic and Diluted Net Loss Per Common Share

Basic net loss per common share was computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net loss applicable to common stockholders and the net loss per common share for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	2014	2013
Net loss	$(19,951)	(88,566)
Series B preferred stock adjustment to fair value at redemption date	—	87,563
Less dividends on Series B preferred stock	—	(7,859)
Net loss available to common stockholders	$(19,951)	(8,862)
Basic and Diluted net loss income per common stock	$(2.75)	(1.22)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	2014	2013
Basic weighted average shares outstanding	$7,267	7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	$7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive	86	133

(r)	Fair Value Measurement

We determine the fair value of assets and liabilities using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity, and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price (see note 15). The levels of the fair value hierarchy are:

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

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2014 and 2013 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

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

Accounting standards establish the way public business enterprises report information about operating segments in annual financial statements and require those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We have two reportable segments: radio and television (see note 16).

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

(3)	Impairment Charges and Restructuring Costs

During the year 2014, we reversed a portion of the impairment charges and restructuring costs accrual related to the abandonment of a leased office space and losses on various subleased office spaces. During the year 2013, we incurred impairment charges and restructuring costs mainly related to an impairment charge recognized on the write-off of a deposit for an option to purchase a TV station that we operated under a programming agreement throughout 2008 and 2009. Pursuant to a lawsuit, we were requesting the reimbursement of our deposit but our motion for judgment was denied.

During the years 2014 and 2013, we incurred impairment charges and restructuring costs of $(0.2) million and $0.9 million, respectively. During the years 2014 and 2013, we paid impairment charges and restructuring costs of $0.1 million and $0.4 million, respectively. As of December 31, 2014 and 2013, the total accrued expenses on our consolidated balance sheets related to impairment charges and restructuring costs was $0.2 million and $0.5 million, which was included in other liabilities.

(4)	Derivative and Hedging Activity

At December 31, 2014 and 2013, our derivative financial instrument comprised of the following (in thousands):

Agreement	Fixed interest rate	Expiration date	2014 Notional amounts	2013 Notional amounts	2014 Fair value	2013 Fair value
Interest rate swap	6.31%	January 2017	$5,228	$5,533	408	682

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

For each of the years ended December 31, 2014 and 2013, we reclassified from other comprehensive income to interest expense $0.3 million.  During the years ended December 31, 2014 and 2013, we recognized in other comprehensive income (loss), net of taxes- an unrealized gain on derivative instrument of $0.2 million.

(5)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013	Estimated useful lives
Land	$7,306	7,306	—
Building and building improvements	36,365	36,002	7–20 years
Tower and antenna systems	5,887	6,387	10 years
Studio and technical equipment	24,223	24,074	5–10 years
Furniture and fixtures	5,456	5,454	5–10 years
Transmitter equipment	9,266	8,916	10 years
Leasehold improvements	2,745	2,733	1–20 years
Computer equipment and software	8,913	8,198	3–5 years
Other	1,853	1,900	3–5 years
	102,014	100,970
Less accumulated depreciation	(69,632)	(65,550)
	$32,382	35,420

During the years ended December 31, 2014 and 2013, depreciation of property and equipment totaled $5.0 million.

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Accounts payable – trade	$1,920	2,101
Accrued compensation and commissions	7,469	6,921
Accrued professional fees	957	1,223
Accrued step-up leases	1,341	1,329
Accrued income taxes	1,768	1,980
Other accrued expenses	3,040	6,039
	$16,495	19,593

(7)	12.5% Senior Secured Notes Due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”) at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the previous senior credit facility, and to pay the transaction costs related to the offering.

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

Although for the Additional Interest applicable periods (1), (2), (3), (4) and (5) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, during those respective periods, no Additional Interest was incurred and/or payable

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

As of December 31, 2014 and 2013, we were in compliance with all of our covenants under our Indenture.

(8)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Promissory note payable, due in annual principal installments of $2,667, plus interest at 6.0%, commenced August 2012, repaid on August 2014	$-	2,667
Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	5,228	5,533
Various obligations under capital leases	30	62
	5,258	8,262
Less current portion	(336)	(3,004)
	$4,922	5,258

The scheduled maturities of other long-term debt are as follows at December 31, 2014 (in thousands):

Year ending December 31:
2015	336
2016	306
2017	4,616
$5,258

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

In connection with the closing, we paid an aggregate purchase price equal to $16.0 million, consisting of (i) cash in the amount of $8.0 million and (ii) a thirty-six month, secured promissory note in the principal amount of $8.0 million, bearing a fixed interest rate of 6%. The promissory note was payable in three annual installments (each equal to one-third of the principal amount of the note plus all accrued and unpaid interest) on the anniversary date of the closing of the transaction. It was secured by the assets purchased pursuant to the Houston Purchase Agreement (other than as precluded by law) and all proceeds generated from such assets.  On August 1, 2014, using cash on hand, we made the final installment payment of the promissory note.

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

Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock will be entitled to elect two directors to newly created positions on our Board of Directors, and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person.  On June 6, 2014, we held our Annual Meeting of Stockholders (“Annual Meeting”).  At the Annual Meeting, the holders of the Series B preferred stock nominated and elected Alan Miller and Gary Stone to serve as the Series B preferred stock directors.

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

On March 29, 2013, the Board of Directors declared a dividend for the dividends due April 15, 2013 to the holders of our Series B preferred stock of record as of April 1, 2013. The dividends of $26.875 per share were paid in cash on April 15, 2013. Additionally, dividends were paid as part of the repurchase of 1,800 shares of Series B preferred stock on October 15, 2013.  As of December 31, 2014, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $45.8 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

On October 15, 2013, we determined the fair value of the Series B preferred stock outstanding balance of $127.1 million, which included the outstanding shares and accumulated unpaid dividends, to be $39.5 million (see note 15(a)). Therefore, we recorded an $87.6 million adjustment to reduce the carrying value of the Series B preferred stock and accrued and unpaid dividends to fair value at the redemption date, with an offset to accumulated deficit.

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

Going forward, the Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  During the year 2014, we recorded $9.7 million as dividends on Series B preferred stock classified as interest expense.

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

Accounting for Share-Based Plans

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2014 and 2013 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2014 and 2013, share-based compensation totaled $1 thousand and $53 thousand, respectively.

As of December 31, 2014, there was no unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.

Accounting standards require that cash flows resulting from excess tax benefits be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the years ended December 31, 2014 and 2013, no stock options were exercised; therefore, no cash payments were received. In addition, during the years ended December 31, 2014 and 2013, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. For the year ended December 31, 2014, no option awards were granted.  The per share weighted average fair value of stock options granted to employees during the year ended December 31, 2013 was $3.65. The following weighted average assumptions were used for each respective period:

	2014	2013
Expected term	N/A	7 years
Dividends to common stockholders	N/A	None
Risk-free interest rate	N/A	1.87%
Expected volatility	N/A	123.16

Our computation of expected volatility for the year ended December 31, 2013 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2013 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of December 31, 2014 and 2013, and changes during the years ended December 31, 2014 and 2013, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2012	142	40.61
Granted	10	4.05
Exercised	—	—
Forfeited	(10)	86.90
Outstanding at December 31, 2013	142	$34.77
Granted	—	—
Exercised	—	—
Forfeited	(21)	102.23
Outstanding at December 31, 2014	121	$22.74	$27,700	4.3
Exercisable at December 31, 2014	121	$22.74	$27,700	4.3

During the years 2014 and 2013, no stock options were exercised.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2014 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 49.99	102	-	$12.41	5.0	102	$12.41
50.00 - 99.99	10	-	62.79	0.8	10	62.79
100.00 - 117.90	9	-	107.90	0.2	9	107.90
	121	-	22.74	4.3	121	22.74

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period. As of December 31, 2014 and 2013, there were no nonvested shares outstanding.

(11)	Commitments
(a)	Leases

We have furniture and fixtures under various capital leases that expire at various dates through 2015.

The amounts capitalized under these lease agreements and included in property and equipment at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Various furniture and fixtures under capital leases	$170	230
Less accumulated depreciation	(143)	(169)
	$27	61

We lease office space and facilities and certain equipment under operating leases, that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2014, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2015	$74	3,769
2016	—	3,213
2017	—	2,747
2018	—	1,578
2019	—	1,219
Thereafter	—	7,436
Total minimum lease payments	74	$19,962
Less executory costs	(43)
	31
Less interest	(1)
Present value of minimum lease payments	$30

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.

Total rent expense for each of the years ended December 31, 2014 and 2013 amounted to $3.3 million.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2030. The future minimum rental income to be received under these agreements as of December 31, 2014 is as follows (in thousands):

Year ending December 31:
2015	$2,404
2016	1,104
2017	661
2018	668
2019	505
Thereafter	967
$6,309

(b)	Employment and Service Agreements

At December 31, 2014, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2019. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2015	$9,388
2016	5,711
2017	4,413
2018	3,578
2019	349
Thereafter	—
$23,439

Included in the future payments schedule is our Chief Executive Officer’s (“CEO”) new employment agreement, which may expire on December 31, 2018. Our CEO’s annual base salary is $1.75 million, and he is eligible to receive a performance bonus of

$750 thousand if the performance criteria are achieved for the year.  In addition, the Board of Directors may also award a discretionary bonus, as it deems appropriate.  During the year ended December 31, 2014, our CEO was awarded a retention bonus totaling $1.6 million, which was recorded in corporate expenses.  The retention bonus will be paid monthly over time and the remaining balance of $1.0 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014.

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

At December 31, 2014, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others.

Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2015	$8,481
2016	721
2017	272
2018	82
2019	—
Thereafter	—
$9,556

(12)	Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Income tax expense (benefit)	$5,842	$(2,384)

For the years ended December 31, 2014 and 2013, (loss) income before income tax expense consists of the following (in thousands):

	2014	2013
U.S. operations	$(14,800)	$(92,670)
Foreign operations	691	1,720
	$(14,109)	$(90,950)

The components of the provision for income tax (benefit) expense included in the consolidated statements of operations and comprehensive loss are as follows for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Current:
Federal	$—	—
State and local, net of federal income tax benefit	43	13
Foreign	165	480
	208	493

Deferred:
Federal	3,135	592
State and local, net of federal income tax benefit	1,421	(169)
Foreign	1,078	(3,300)
	5,634	(2,877)
Total income tax (benefit) expense	$5,842	$(2,384)

For the year ended December 31, 2014 and 2013, approximately $2.7 million and $4.7 million of Puerto Rico net operating loss carry-forwards were utilized. For the year ended December 31, 2014 and 2013, no federal net operating loss carry-forwards were utilized.

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforwards	$102,728	88,893
Foreign net operating loss carryforwards	12,917	14,081
FCC licenses	6,982	12,080
Allowance for doubtful accounts	1,489	2,512
Unearned revenue	187	210
AMT credit	1,039	1,194
Derivatives and hedging instruments	248	249
Property and equipment	1,887	1,019
Accrued foreign withholding	2,034	1,934
Straight-line expense adjustments	154	290
Accrued restructuring	45	58
Production costs	11,663	11,179
Stock-based compensation	1,629	1,621
Intercompany expenses	2,420	1,347
Other	3,074	2,339
Total gross deferred tax assets	148,496	139,006
Less valuation allowance	(145,372)	(134,881)
Net deferred tax assets	3,124	4,125
Deferred tax liabilities:
FCC licenses and goodwill	91,930	87,297
Total gross deferred tax liabilities	91,930	87,297
Net deferred tax liability	$88,806	83,172

The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $10.5 million and a decrease of $4.9 million, respectively. The valuation allowance at 2014 and 2013 was primarily related to domestic and foreign net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. In 2014, the overall increase in valuation allowance was primarily due to NOLs generated during the current year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2014, the valuation allowance is comprised of $118.0 million in the US and $27.4 million in Puerto Rico. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2014, we have federal and state net operating loss carry-forwards of approximately $247.8 million and $242.5 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2015 through 2034. In addition, at December 31, 2014, we have foreign net operating loss carry-forwards of approximately $34.6 million available to offset future taxable income expiring from the years 2017 through 2024.

Total income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2014 and 2013, as a result of the following:

	2014	2013
Computed “expected” tax (benefit) expense	(35.0)%	(35.0)
State and local income taxes, net of federal benefit	(7.7)	(6.6)
Foreign tax differential	(1.2)	(0.2)
Current year change in valuation allowance	73.8	5.5
Nondeductible expenses	5.9	40.6
Change in effective rate	6.0	(0.3)
Change in Puerto Rico statutory rate	—	(5.7)
Other	(0.4)	(0.9)
	41.4%	(2.6)

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2007 through 2014. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2011 through 2014.

For the years ended December 31, 2014 and 2013, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2008 through December 31, 2014, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2014. We do not expect any unrecognized tax benefits to significantly change over the next twelve months.

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

(14)	Litigation

From time to time, we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition. Certain material legal proceedings involving us and our subsidiaries are described below.

Lehman and T. Rowe Price Complaints

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

On February 25, 2014, Vice Chancellor Glasscock rendered the opinion of the Court granting our motions for summary judgment and judgment on the pleadings, and denying the Plaintiffs’ motion for summary judgment. Accordingly, the Plaintiffs’ claims were dismissed.  On April 8, 2014, LBHI filed a Notice of Appeal to the Delaware Supreme Court.  T. Rowe Price did not file a Notice of Appeal, and the appeal deadline has now passed.  We filed a Notice of Cross-Appeal on April 23, 2014.  LBHI's Opening Brief on appeal was filed on May 27, 2014, and our Answering Brief on appeal and Opening Brief on cross-appeal was filed on June 26, 2014.  LBHI's Reply Brief on appeal and Answering Brief on cross-appeal was filed on July 28, 2014, and our Reply Brief on cross-appeal was filed on August 7, 2014.  A hearing on the appeal and cross-appeal was held on December 10, 2014, and on December 11, 2014 the Delaware Supreme Court affirmed the Court of Chancery’s judgment in our favor.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the complaint.  A hearing on our motion to dismiss Counts I, II and IV of the complaint was held on February 10, 2015. Such motion is still pending.

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

(15)	Fair Value Measurement Disclosures
(a)	Fair Value of Financial Instruments

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

The estimated fair values of our financial instruments are as follows (in millions):

		December 31,
		2014		2013
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	286.5	$275.0	297.7
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	136.4	61.8	126.6	37.8
Promissory note payable, included in other long- term debt	Level 3	5.2	4.5	5.5	4.5
Promissory note payable, included in other long- term debt	Level 3	—	—	2.7	2.7

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

Included in the below table are the significant assumptions that were used in the valuation methodologies:

	Discount Rate	Long-Term Growth Rate	Required Rate of Return	Risk Free Rate	Volatility	Discount for Lack of Marketability	Level 3 Fair Value	Weight	Weighted Fair Value
Yield Method	—	—	20.2%	—	—	31.5%	$45.3	12.5%	$5.7
Discounted Cash Flow Method	10.5%	2.5%	—	—	—	31.5%	57.1	12.5%	7.1
Option Pricing Method	—	—	—	0.68%	109.8%	—	32.3	75.0%	24.2
Total									$37.0
Plus: Repurchase of Series B Preferred Stock (October 15, 2013)									2.5
Total Fair Value at October 15, 2013									$39.5

(b)	Fair Value of Derivative Instruments

The following tables represent required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at December 31, 2014
		Liabilities
Description	December 31, 2014 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$408	—	408	—

		Fair value measurements at December 31, 2013
		Liabilities
Description	December 31, 2013 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$602	—	602	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	December 31,
Interest rate swap:	2014	2013
Gain recognized in other comprehensive loss (effective portion)	$194	214

(16)	Segment Data

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

	Year Ended
	December 31,
	2014	2013
Net revenue:
Radio	$130,505	133,536
Television	15,775	20,238
Consolidated	$146,280	153,774
Engineering and programming expenses:
Radio	$21,132	22,044
Television	8,777	8,828
Consolidated	$29,909	30,872
Selling, general and administrative expenses:
Radio	$59,981	58,322
Television	7,558	10,878
Consolidated	$67,539	69,200
Corporate expenses:	$9,720	9,316
Depreciation and amortization:
Radio	$2,009	1,943
Television	2,748	2,916
Corporate	368	307
Consolidated	$5,125	5,166
(Gain) loss on the disposal of assets, net:
Radio	$(1,204)	(12)
Television	—	—
Corporate	—	(13)
Consolidated	$(1,204)	(25)
Impairment charges and restructuring costs:
Radio	$—	86
Television	—	1,000
Corporate	(153)	(197)
Consolidated	$(153)	889
Operating income (loss):
Radio	$48,587	51,153
Television	(3,308)	(3,384)
Corporate	(9,935)	(9,413)
Consolidated	$35,344	38,356
Capital expenditures:
Radio	$1,415	1,072
Television	437	535
Corporate	364	700
Consolidated	$2,216	2,307

	December 31,	December 31,
	2014	2013
Total Assets:
Radio	$389,394	$391,134
Television	51,876	56,909
Corporate	10,543	13,705
Consolidated	$451,813	$461,748

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Financial Statement Schedule – Valuation and Qualifying Accounts

Years ended December 31, 2014 and 2013

(In thousands)

	Balance at	Charged to	Charged
	beginning of	cost and	to other		Balance at
Description	year	expense	accounts (1)	Deductions (2)	end of year
Year ended December 31, 2013:
Allowance for doubtful accounts	$1,592	1,085	—	473	2,204
Valuation allowance on deferred taxes	129,995	4,976	(90)	—	134,881
Year ended December 31, 2014:
Allowance for doubtful accounts	$2,204	695	—	577	2,322
Valuation allowance on deferred taxes	134,881	10,492	(1)	—	145,372

(1)  Amounts charged to other comprehensive income related to derivative instruments.

(2)  Cash write-offs, net of recoveries.

See accompanying report of independent registered public accounting firm.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015.

Signature

/s/ Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive
Raúl Alarcón, Jr.	Officer and President (principal executive officer)

/s/ Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer, Chief Administration Officer and Secretary
Joseph A. García	(principal financial and accounting officer)

/s/ Jose A. Villamil
Jose A. Villamil	Director

/s/ Mitchell A. Yelen
Mitchell A. Yelen	Director

/s/ Jason L. Shrinsky
Jason L. Shrinsky	Director

/s/ Manuel E. Machado
Manuel E. Machado	Director
/s/ Gary Stone
Gary Stone	Director

/s/ Alan B. Miller
Alan B. Miller	Director

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date
3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc
	Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99
3.2	Certificate of Amendment to the Third Amended and Restated
	Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99
3.3	Certificate of Amendment of Certificate of Incorporation of
	Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11
3.4	Amended and Restated By-Laws of the Company.		10-Q	03/31/05	3.3	5/10/05
4.1	Article V of the Third Amended and Restated Certificate of
	Incorporation of the Company.		S-1/A		4.1	10/6/99
4.2	Certificate of Designations dated October 29, 2003 Setting Forth
	the Voting Power, Preferences and Relative, Participating, Optional
	and Other Special Rights and Qualifications, Limitations and
	Restrictions of the 10 3/4% Series A Cumulative Exchangeable
	Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03
4.3	Certificate of Designation Setting Forth the Voting Power,
	Preferences and Relative, Participating, Optional and Other Special
	Rights and Qualifications, Limitations and Restrictions of the
	Series C Convertible Preferred Stock of the Company (Certificate
	of Designation of Series C Preferred Stock).		8-K		4.1	12/27/04
4.4	Certificate of Correction to Certificate of Designation of Series C
	Preferred Stock of the Company.		10-K	12/31/04	4.1	3/16/05
4.5	Senior Secured Notes Indenture, dated as of February 7, 2012,
	between Spanish Broadcasting System, Inc. and Wilmington
	Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12
10.1*	Common Stock Registration Rights and Stockholders Agreement
	dated as of June 29, 1994 among the Company and certain
	Management Stockholders named therein.		S-4			6/29/94
10.2*	Employment Agreement dated June 5, 2014, by and between the
	Company and Raúl Alarcón, Jr.		8-K		10.1	6/11/14
10.3*	Form of Indemnification Agreement		S-1/A		10.35	10/26/99
10.4*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.4	10/6/99
10.5*	Spanish Broadcasting System 1999 Company Stock Option
	Plan for Nonemployee Directors.		S-1/A		10.4	10/6/99
10.6	Lease Agreement by and between the Company and Irradio
	Holdings, Ltd.		10-K	9/24/00	10.5	12/26/00
10.7*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02
10.8*	Company’s 1999 Stock Option Plan for Non-Employee Directors
	as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02
10.9*	Stock Option Agreement dated as of October 29, 2002 between
	the Company and Raúl Alarcón, Jr.		10-Q	9/30/02	10.2	11/13/02
10.10*	Nonqualified Stock Option Agreement dated October 27, 2003
	between the Company and Raúl Alarcón, Jr.		10-K	12/31/03	10.8	3/15/04
10.11*	Non-Qualified Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.1	5/10/04
10.12*	Incentive Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.2	5/10/04
10.13*	Stock Option Letter Agreement dated as of July 2, 2004
	between the Company and Jose Antonio Villamil.		10-Q	6/30/04	10.2	8/9/04

10.14	Merger Agreement dated as of October 5, 2004 among Infinity
	Media Corporation, Infinity Broadcasting Corporation of
	San Francisco, Spanish Broadcasting System, Inc. and
	SBS Bay Area, LLC.		8-K		10.1	10/12/04
10.15	Stockholder Agreement dated as of October 5, 2004 among Spanish
	Broadcasting System, Inc., Infinity Media Corporation and Raúl
	Alarcón, Jr.		8-K		10.2	10/12/04
10.16	Registration Rights Agreement dated as of December 23, 2004
	between Spanish Broadcasting System, Inc. and
	Infinity Media Corporation.		8-K		4.3	12/27/04
10.17*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Jason Shrinsky.		10-Q	3/31/05	10.1	5/10/05
10.18*	Nonqualified Stock Option Agreement, dated as of July 11, 2003
	between the Company and Joseph A. García.		10-Q	3/31/05	10.2	5/10/05
10.19	Second Amendment to Lease, dated December 1, 2004 between
	the Company and Irradio Holdings, Ltd.		10-Q	6/30/05	10.2	8/9/05
10.20	Third Amendment to Lease, dated as of March 7, 2006,
	between Irradio Holdings, Ltd.
	and Spanish Broadcasting System, Inc.		10-K	12/31/05	10.1	3/16/06
10.21*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity
	Compensation Plan.		10-Q	6/30/06	10.2	8/8/06
10.22	Agreement for Purchase and Sale dated August 24, 2006, by and
	between 7007 Palmetto Investments, LLC and the Company.		8-K		10.1	10/30/06
10.23	Amendment to Purchase and Sale dated September 25, 2006, by
	and between 7007 Palmetto Investments, LLC and the Company.		8-K		10.2	10/30/06
10.24	Second Amendment dated October 25, 2006, by and between 7007
	Palmetto Investments, LLC and the Company.		8-K		10.3	10/30/06
10.25	Assignment and Assumption Agreement dated October 25, 2006, by
	and between the Company and SBS Miami Broadcast Center, Inc.		8-K		10.4	10/30/06
10.26	Loan Agreement dated January 4, 2007, by and between Wachovia
	Bank, National Association and SBS Miami Broadcast Center.		8-K		10.1	1/10/07
10.27	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast
	Center in favor of Wachovia.		8-K		10.2	1/10/07
10.28	Mortgage, Assignment of Rents and Security Agreement dated
	January 4, 2007, by and between Wachovia
	and SBS Miami Broadcast Center.		8-K		10.3	1/10/07
10.29	Unconditional Guaranty dated January 4, 2007, by Spanish
	Broadcasting System, Inc. in favor of Wachovia.		8-K		10.4	1/10/07
10.30*	Restricted Stock Grant, dated as of March 10, 2007 to
	Raúl Alarcón, Jr.		10-K	12/31/06	10.1	3/16/07
10.31*	Stock Option Agreement dated as of October 1, 2007 between the
	Company and Mitchell A. Yelen.		10-Q	9/30/07	10.2	11/11/07
10.32*	Amended and Restated Employment Agreement dated as of August 4,
	2008, by and between the Company and Joseph A. García.		8-K		10.1	8/8/08
10.33*	Stock Option Agreement dated as of June 3, 2010 between the
	Company and Manuel E. Machado.		10-Q	6/30/10	10.1	8/13/10
10.34*	Amendment to Employment Agreement dated April 19, 2011 by and
	between the Company and Joseph A. Garcia.		10-Q	6/30/11	10.1	8/12/11
14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09
21.1	List of Subsidiaries of the Company.	X
23.1	Consent of Crowe Horwath.	X
24.1	Power of Attorney (included on the signature page of this Annual
	Report on Form 10-K).	X
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	X
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the

	Sarbanes-Oxley Act of 2002.	X
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	X
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X