Form 10-Q
period 2015-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2015-05-15
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in our Annual Report on Form 10-K  for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
Assets	2015	2014

Current assets:
Cash and cash equivalents	$31,903	$23,991
Receivables:
Trade	24,836	27,506
Barter	190	205
	25,026	27,711
Less allowance for doubtful accounts	1,782	2,322
Net receivables	23,244	25,389
Prepaid expenses and other current assets	4,957	3,928
Total current assets	60,104	53,308
Property and equipment, net of accumulated depreciation of $70,876 in 2015 and $69,632 in 2014	31,443	32,382
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $948 in 2015 and $924 in 2014	1,600	1,624
Deferred financing costs, net of accumulated amortization of $10,548 in 2015 and $9,706 in 2014	7,068	7,910
Other assets	728	728
Total assets	$456,804	$451,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,876	$16,495
Accrued interest	15,798	7,202
Unearned revenue	370	449
Other liabilities	255	269
Current portion of other long-term debt	328	336
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at March 31, 2015 and December 31, 2014 and $48,264 and $45,831 of dividends payable as of March 31, 2015 and December 31, 2014, respectively.	138,813	136,380
Total current liabilities	172,440	161,131
Other liabilities, less current portion	93	94
Derivative instruments	376	408
12.5% senior secured notes due 2017, net of unamortized discount of $3,931 in 2015 and $4,742 in 2014	271,069	270,657
Other long-term debt, less current portion	4,845	4,922
Deferred income taxes	90,769	88,806
Total liabilities	539,592	526,018
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	525,335	525,335
Accumulated other comprehensive loss, net	(376)	(408)
Accumulated deficit	(607,751)	(599,136)
Total stockholders’ deficit	(82,788)	(74,205)
Total liabilities and stockholders’ deficit	$456,804	$451,813

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended
	March 31,
	2015	2014
Net revenue	$32,142	32,779
Operating expenses:
Engineering and programming	7,664	7,512
Selling, general and administrative	15,262	15,754
Corporate expenses	2,148	1,704
Depreciation and amortization	1,287	1,275
Total operating expenses	26,361	26,245
(Gain) loss on the disposal of assets	(6)	46
Operating income	5,787	6,488
Other (expense) income:
Interest expense, net	(9,933)	(9,928)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Loss before income taxes	(6,579)	(5,873)
Income tax expense	2,036	214
Net loss	$(8,615)	(6,087)
Basic and Diluted net loss per common share	$(1.19)	(0.84)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267
Net loss	$(8,615)	(6,087)
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	32	39
Total comprehensive loss	$(8,583)	(6,048)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Three-Months Ended March 31, 2015

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2014	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(408)	$(599,136)	$(74,205)
Net loss	—	—	—	—	—	—	—	—	(8,615)	(8,615)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	32	—	32
Balance at March 31, 2015	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(376)	$(607,751)	$(82,788)

See accompanying notes to the unaudited condensed consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three-Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,615)	$(6,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	2,433	2,433
(Gain) loss on the disposal of assets	(6)	46
Stock-based compensation	—	21
Depreciation and amortization	1,287	1,275
Net barter (income) loss	(75)	(174)
Provision for trade doubtful accounts	(258)	(93)
Amortization of deferred financing costs	842	837
Amortization of original issued discount	412	361
Deferred income taxes	1,963	119
Unearned revenue-barter	11	75
Changes in operating assets and liabilities:
Trade receivables	2,388	5,793
Prepaid expenses and other current assets	(1,029)	(1,137)
Other assets	—	87
Accounts payable and accrued expenses	342	(817)
Accrued interest	8,596	8,634
Other liabilities	(15)	(82)
Net cash provided by operating activities	8,276	11,291
Cash flows from investing activities:
Purchases of property and equipment	(285)	(611)
Proceeds from the sale of property and equipment	6	20
Net cash used in investing activities	(279)	(591)
Cash flows from financing activities:
Payments of other long-term debt	(85)	(85)
Net cash used in financing activities	(85)	(85)
Net increase in cash and cash equivalents	7,912	10,615
Cash and cash equivalents at beginning of period	23,991	23,566
Cash and cash equivalents at end of period	$31,903	$34,181
Supplemental cash flows information:
Interest paid	$86	$89
Income tax paid	$34	$—
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$32	$39

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three-month periods ended March 31, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2015 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 10).

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations. We plan to adopt ASU 2015-03 in the first quarter of 2016.

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

 (c) 2006 Omnibus Equity Compensation Plan

In July 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants of Class A common stock can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock units, stock awards and other stock-based awards that may be granted, other than dividend equivalents, to any individual during any calendar year is 100,000 shares, subject to adjustments. As of March 31, 2015, we had 113 thousand stock options outstanding and exercisable.

(d) Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of accumulated gains and losses on a derivative instrument (interest rate swap) that qualifies for cash flow hedge treatment. Our total comprehensive loss consists of our net loss and a gain on our interest rate swap for the respective periods. The gain on the interest rate swap is shown net of taxes; however, there is no tax effect as a result of a full deferred tax asset valuation allowance related to the interest rate swap.

For the three-months ended March 31, 2015 and 2014, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended March 31, 2015 and 2014, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $32 thousand and $39 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three-Months Ended
	March 31,
	2015	2014
Basic weighted average shares outstanding	7,267	7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	104	102

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2015	2014
Net revenue:
Radio	$29,227	29,445
Television	2,915	3,334
Consolidated	$32,142	32,779
Engineering and programming expenses:
Radio	$5,399	5,073
Television	2,265	2,439
Consolidated	$7,664	7,512
Selling, general and administrative expenses:
Radio	$13,648	14,087
Television	1,614	1,667
Consolidated	$15,262	15,754
Corporate expenses:	$2,148	1,704
Depreciation and amortization:
Radio	$507	501
Television	684	691
Corporate	96	83
Consolidated	$1,287	1,275
(Gain) loss on the disposal of assets, net:
Radio	$(6)	46
Television	—	—
Corporate	—	—
Consolidated	$(6)	46
Operating income (loss):
Radio	$9,679	9,738
Television	(1,648)	(1,463)
Corporate	(2,244)	(1,787)
Consolidated	$5,787	6,488
Capital expenditures:
Radio	$173	400
Television	84	114
Corporate	28	97
Consolidated	$285	611

	March 31,	December 31,
	2015	2014
Total Assets:
Radio	$395,439	$389,394
Television	51,251	51,876
Corporate	10,114	10,543
Consolidated	$456,804	$451,813

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

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2011 through 2014.   The tax years that remain subject to assessment of additional liabilities by state and local tax authorities are 2007 through 2014. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2011 through 2014.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2015 and December 31, 2014.

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

Litigation- Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking a declaratory judgment that a Voting Rights Triggering Event had occurred (as of April 15, 2010) under the certificate of designations for our Series B preferred stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim states that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”) under the Indenture governing the Notes were prohibited incurrences of indebtedness under the Certificate of Designations.

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

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	288.2	$275.0	286.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	138.8	58.1	136.4	61.8
Promissory note payable, included in other long- term debt	Level 3	5.2	4.5	5.2	4.5

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at March 31, 2015
		Liabilities
Description	March 31, 2015 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$376	—	376	—

		Fair value measurements at December 31, 2014
		Liabilities
Description	December 31, 2014 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$408	—	408	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three-month periods ended March 31, 2015 and 2014, respectively.

	Three-Months Ended
	March 31,
Interest rate swaps	2015	2014
Gain recognized in other comprehensive loss (effective portion)	$32	39

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows (in thousands):

As of March 31, 2015
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$376	—	376	376	—	—

As of December 31, 2014
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$408	—	408	408	—	—

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

Interest

The Notes accrue interest at a rate of 12.5% per year. Interest on the Notes is paid semi-annually on each April 15 and October 15 (the “Interest Payment Date”), commencing on April 15, 2012. After April 15, 2013, interest will accrue at a rate of 12.5% per annum on (i) the original amount of the Notes plus (ii) any Additional Interest (as defined below) payable but unpaid in any prior interest period, payable in cash on each Interest Payment Date. Further, beginning on the Interest Payment Date occurring on April 15, 2013, additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, (x) on the applicable Interest Payment Date or (y) on the earliest of the maturity date of the Notes, any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable on any Interest Payment Date if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

The measurement periods that determine if Additional Interest is applicable for the respective Interest Payment Dates are as follows:

(1)	Six-months ended December 31, 2012 or as of December 31, 2012 for the Interest Payment Date of April 15, 2013
(2)	Last twelve months ended June 30, 2013 or as of June 30, 2013 for the Interest Payment Date of October 15, 2013
(3)	Last twelve months ended December 31, 2013 or as of December 31, 2013 for the Interest Payment Date of April 15, 2014
(4)	Last twelve months ended June 30, 2014 or as of June 30, 2014 for the Interest Payment Date of October 15, 2014
(5)	Last twelve months ended December 31, 2014 or as of December 31, 2014 for the Interest Payment Date of April 15, 2015
(6)	Last twelve months ended June 30, 2015 or as of June 30, 2015 for the Interest Payment Date of October 15, 2015
(7)	Last twelve months ended December 31, 2015 or as of December 31, 2015 for the Interest Payment Date of April 15, 2016
(8)	Last twelve months ended June 30, 2016 or as of June 30, 2016 for the Interest Payment Date of October 15, 2016
(9)	Last twelve months ended December 31, 2016 or as of December 31, 2016 for the Interest Payment Date of April 15, 2017

Additional Interest during any given interest period, shall not be deemed to “accrue”.  Rather, Additional Interest becomes payable on a given Interest Payment Date (April 15 or October 15) unless the condition in either clause (a) or (b) above has been met as of that Interest Payment Date or unless the Television Segment has been divested or the Notes redeemed prior to that Interest Payment Date.

Although for the Additional Interest applicable periods (1), (2), (3), (4) and (5) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, no Additional Interest was incurred and/or payable for those respective Interest Payment Dates.

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

As of March 31, 2015, we were in compliance with all of our covenants under our Indenture.

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

Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 ¾% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates. While the Voting Rights Triggering Event continues, we cannot pay dividends on the Series B preferred stock without causing a breach of covenants under the Indenture governing our Notes.  As of March 31, 2015, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $48.3 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Redemption Date and Subsequent Accounting Treatment of the Preferred Stock

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Network with over 103 affiliate radio stations serving over 35 of the top U.S. Hispanic markets, including 19 of the top 20 Hispanic markets.  AIRE Radio Network currently covers 88% of the coveted U.S. Hispanic market.  Our AIRE Radio Network reaches over 13.5 million listeners in an average week with our targeted networks.  For the three-months ended March 31, 2015 and 2014, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 91% and 90% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida and Houston and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week.  For the three-months ended March 31, 2015 and 2014, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 9% and 10% of our consolidated net revenues, respectively.

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

●

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three-months ended March 31, 2015 and 2014, local revenue comprised 62% and 65% of our gross revenues, respectively.

●

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the three-months ended March 31, 2015 and 2014, national revenue comprised 10% and 13% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the three-months ended March 31, 2015 and 2014, network revenue comprised 9% and 4% of our gross revenues, respectively.

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

Our advertising rates are primarily based on the following factors:

●	a station’s audience share in the demographic groups targeted by advertisers which are measured by ratings agencies, primarily Nielsen;
●	the number of stations, as well as other forms of media, in the market competing for the attention of the same demographic groups;
●	the supply of, and demand for, advertising time; and
●	the size of the market.

Our net revenue is also affected by general economic conditions, competition and our ability to improve operations at our market clusters. Seasonal revenue fluctuations are also common in the broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our net revenue is typically lowest in the first calendar quarter of the year.

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the three-months ended March 31, 2015 and 2014, these revenues combined comprised approximately 18% and 17% of our gross revenues, respectively.

●

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime.

●

Special events revenue. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations.

●

Interactive revenue. We derive internet revenue from our websites through the sale of advertiser promotions and advertising on our websites and the sale of advertising airtime during audio streaming of our radio stations over the internet.

●	Syndication revenue. We receive syndication revenue from licensing various MegaTV content internationally.
●	Subscriber revenue. We receive subscriber revenue in the form of a per subscriber based fee, which is paid to us by cable and satellite providers.
●	Other revenue. We receive other ancillary revenue such as rental income from renting available tower space or sub-channels.

Operating Expenses Description and Factors

Our operating expenses consist primarily of (1) engineering and programming expenses, (2) selling, general and administrative expenses and (3) corporate expenses.

●

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

●

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

●

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2015 and 2014

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2015	2014
Net revenue:
Radio	$29,227	29,445
Television	2,915	3,334
Consolidated	$32,142	32,779
Engineering and programming expenses:
Radio	$5,399	5,073
Television	2,265	2,439
Consolidated	$7,664	7,512
Selling, general and administrative expenses:
Radio	$13,648	14,087
Television	1,614	1,667
Consolidated	$15,262	15,754
Corporate expenses:	$2,148	1,704
Depreciation and amortization:
Radio	$507	501
Television	684	691
Corporate	96	83
Consolidated	$1,287	1,275
(Gain) loss on the disposal of assets, net:
Radio	$(6)	46
Television	—	—
Corporate	—	—
Consolidated	$(6)	46
Operating income (loss):
Radio	$9,679	9,738
Television	(1,648)	(1,463)
Corporate	(2,244)	(1,787)
Consolidated	$5,787	6,488

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2015 and 2014 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2015	2014
Net revenue	$32,142	32,779
Engineering and programming expenses	7,664	7,512
Selling, general and administrative expenses	15,262	15,754
Corporate expenses	2,148	1,704
Depreciation and amortization	1,287	1,275
(Gain) loss on disposal of assets, net of disposal costs	(6)	46
Operating income	$5,787	6,488
Interest expense, net	(9,933)	(9,928)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Income tax expense	2,036	214
Net loss	$(8,615)	(6,087)

Net Revenue

The decrease in our consolidated net revenues of $0.6 million or 2% was due to the decreases in both our television and radio segments’ net revenues.   Our radio segment net revenues decreased $0.2 million or 1%, due to decreases in national, local and barter sales, which were partially offset by an increase in network sales. Our national sales decreased in our Los Angeles, New York, San Francisco and Puerto Rico markets.  Our local sales decreased in our Los Angeles and Puerto Rico markets and the decrease in barter sales occurred throughout all of our markets.  Our network sales increase was directly related to our “AIRE Radio Network” advertising platform, which we launched in the beginning of 2014.   Our television segment net revenues decreased $0.4 million or 13%, due to the decreases in paid-programming, and local, barter and national spot sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.2 million or 2% was primarily due to the increase in our radio segments’ expenses.  Our radio segment expenses increased $0.3 million or 6%, mainly due to an increase in compensation and benefits.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $0.5 million or 3% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $0.4 million or 3%, mainly due to decreases in barter expenses and professional fees, which were offset by an increase in special events expenses. Our television segment expenses decreased $0.1 million or 3%, primarily due to decreases in professional fees and barter expense, which were offset by an increase in special events expenses.

Corporate Expenses

The increase in corporate expenses of $0.4 million or 26% was mostly due to increases in professional fees, compensation and benefits, and directors & officers insurance premiums.

Operating Income

The decrease in operating income of $0.7 million or 11% was mainly due to the decrease in net revenue.

Income Tax Expense

The increase in income tax expense of $1.8 million was primarily a result of an increase in our valuation allowance on our deferred tax assets related to our indefinite-lived intangible assets.

Net Loss

The increase in net loss was primarily due to the decrease in operating income and increase in income tax expense.

Liquidity and Capital Resources

On October 15, 2013, as a result of a failure by us to repurchase all of the shares of Series B preferred stock that were requested to be repurchased by the holders thereof, a Voting Rights Triggering Event occurred. Following the occurrence, and during the continuation of the Voting Rights Triggering Event, we are subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases.

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

Interest

The Notes accrue interest at a rate of 12.5% per year. Interest on the Notes is paid semi-annually on each April 15 and October 15 (the “Interest Payment Date”), commencing on April 15, 2012. After April 15, 2013, interest will accrue at a rate of 12.5% per annum on (i) the original amount of the Notes plus (ii) any Additional Interest (as defined below) payable but unpaid in any prior interest period, payable in cash on each Interest Payment Date. Further, beginning on the Interest Payment Date occurring on April 15, 2013, additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, (x) on the applicable Interest Payment Date or (y) on the earliest of the maturity date of the Notes, any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable on any Interest Payment Date if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

The measurement periods that determine if Additional Interest is applicable for the respective Interest Payment Dates are as follows:

(1)	Six-months ended December 31, 2012 or as of December 31, 2012 for the Interest Payment Date of April 15, 2013
(2)	Last twelve months ended June 30, 2013 or as of June 30, 2013 for the Interest Payment Date of October 15, 2013
(3)	Last twelve months ended December 31, 2013 or as of December 31, 2013 for the Interest Payment Date of April 15, 2014
(4)	Last twelve months ended June 30, 2014 or as of June 30, 2014 for the Interest Payment Date of October 15, 2014
(5)	Last twelve months ended December 31, 2014 or as of December 31, 2014 for the Interest Payment Date of April 15, 2015
(6)	Last twelve months ended June 30, 2015 or as of June 30, 2015 for the Interest Payment Date of October 15, 2015
(7)	Last twelve months ended December 31, 2015 or as of December 31, 2015 for the Interest Payment Date of April 15, 2016
(8)	Last twelve months ended June 30, 2016 or as of June 30, 2016 for the Interest Payment Date of October 15, 2016
(9)	Last twelve months ended December 31, 2016 or as of December 31, 2016 for the Interest Payment Date of April 15, 2017

Additional Interest during any given interest period, shall not be deemed to “accrue”.  Rather, Additional Interest becomes payable on a given Interest Payment Date (April 15 or October 15) unless the condition in either clause (a) or (b) above has been met as of that Interest Payment Date or unless the Television Segment has been divested or the Notes redeemed prior to that Interest Payment Date.

Although for the Additional Interest applicable periods (1), (2), (3), (4) and (5) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, no Additional Interest was incurred and/or payable for those respective Interest Payment Dates.

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

As of March 31, 2015, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2015 and 2014, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change
	2015	2014	$
Capital expenditures:
Radio	$173	400	(227)
Television	84	114	(30)
Corporate	28	97	(69)
Consolidated	$285	611	(326)

Net cash flows provided by operating activities	$8,276	11,291	(3,015)
Net cash flows used in investing activities	(279)	(591)	312
Net cash flows used in financing activities	(85)	(85)	—
Net increase in cash and cash equivalents	$7,912	10,615

Capital Expenditures

The decrease in our capital expenditures was primarily due to the completion of various radio system upgrades and building improvements made to our SBS Miami Broadcast Center in 2014.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of a decrease in cash receipts from our trade receivables and a decrease in net revenue.

Net Cash Flows Used in Investing Activities

Changes in our net cash flows from investing activities were a result of the decrease in our capital expenditures.

Net Cash Flows Used in Financing Activities

There was no change in our net cash flows from financing activities.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations. We plan to adopt ASU 2015-03 in the first quarter of 2016.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three-months ended March 31, 2015.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Litigation-  Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking a declaratory judgment that a Voting Rights Triggering Event had occurred (as of April 15, 2010) under the certificate of designations for our Series B preferred stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim states that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”) under the Indenture governing the Notes were prohibited incurrences of indebtedness under the Certificate of Designations.

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

Date: May 15, 2015

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