Form 10-Q
period 2015-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2015-08-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
Assets	2015	2014

Current assets:
Cash and cash equivalents	$21,236	$23,991
Receivables:
Trade	27,324	27,506
Barter	225	205
	27,549	27,711
Less allowance for doubtful accounts	1,032	2,322
Net receivables	26,517	25,389
Prepaid expenses and other current assets	5,281	3,928
Total current assets	53,034	53,308
Property and equipment, net of accumulated depreciation of $71,224 in 2015 and $69,632 in 2014	30,707	32,382
FCC broadcasting licenses	323,055	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $972 in 2015 and $924 in 2014	1,576	1,624
Deferred financing costs, net of accumulated amortization of $11,391 in 2015 and $9,706 in 2014	6,225	7,910
Other assets	633	728
Total assets	$448,036	$451,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$15,608	$16,495
Accrued interest	7,196	7,202
Unearned revenue	392	449
Other liabilities	282	269
Current portion of other long-term debt	320	336
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at June 30, 2015 and December 31, 2014 and $50,698 and $45,831 of dividends payable as of June 30, 2015 and December 31, 2014, respectively.	141,247	136,380
Total current liabilities	165,045	161,131
Other liabilities, less current portion	87	94
Derivative instruments	327	408
12.5% senior secured notes due 2017, net of unamortized discount of $3,504 in 2015 and $4,343 in 2014	271,496	270,657
Other long-term debt, less current portion	4,769	4,922
Deferred income taxes	92,636	88,806
Total liabilities	534,360	526,018
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	525,335	525,335
Accumulated other comprehensive loss, net	(327)	(408)
Accumulated deficit	(611,336)	(599,136)
Total stockholders’ deficit	(86,324)	(74,205)
Total liabilities and stockholders’ deficit	$448,036	$451,813

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$38,100	40,887	$70,242	73,666
Operating expenses:
Engineering and programming	7,940	7,574	15,604	15,086
Selling, general and administrative	16,341	19,704	31,603	35,458
Corporate expenses	2,424	3,744	4,572	5,448
Depreciation and amortization	1,183	1,259	2,470	2,534
Total operating expenses	27,888	32,281	54,249	58,526
(Gain) loss on the disposal of assets	(72)	(1,250)	(78)	(1,204)
Impairment charges and restructuring costs	(137)	(73)	(137)	(73)
Operating income	10,421	9,929	16,208	16,417
Other (expense) income:
Interest expense, net	(9,995)	(9,942)	(19,928)	(19,870)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,434)	(4,867)	(4,867)
Loss before income taxes	(2,008)	(2,447)	(8,587)	(8,320)
Income tax expense	1,577	786	3,613	1,000
Net loss	$(3,585)	(3,233)	$(12,200)	(9,320)
Basic and Diluted net loss per common share	$(0.49)	(0.44)	$(1.68)	(1.28)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267
Net loss	$(3,585)	(3,233)	$(12,200)	(9,320)
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	49	36	81	75
Total comprehensive loss	$(3,536)	(3,197)	$(12,119)	(9,245)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Six-Months Ended June 30, 2015

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2014	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(408)	$(599,136)	$(74,205)
Net loss	—	—	—	—	—	—	—	—	(12,200)	(12,200)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	81	—	81
Balance at June 30, 2015	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(327)	$(611,336)	$(86,324)

See accompanying notes to the unaudited condensed consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six-Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,200)	$(9,320)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	4,867	4,867
(Gain) loss on the disposal of assets	(78)	(1,204)
Impairment charges	(137)	(73)
Stock-based compensation	—	1
Depreciation and amortization	2,470	2,534
Net barter (income) loss	(115)	(153)
Provision for trade doubtful accounts	(830)	(74)
Amortization of deferred financing costs	1,685	1,675
Amortization of original issued discount	839	734
Deferred income taxes	3,830	783
Unearned revenue-barter	38	100
Changes in operating assets and liabilities:
Trade receivables	(657)	3,419
Prepaid expenses and other current assets	(974)	(1,640)
Other assets	95	144
Accounts payable and accrued expenses	(911)	(1,182)
Accrued interest	(6)	80
Other liabilities	143	(141)
Net cash (used in) provided by operating activities	(1,941)	550
Cash flows from investing activities:
Purchases of property and equipment	(724)	(1,197)
Proceeds from the sale of property and equipment	79	1,270
Net cash (used in) provided by investing activities	(645)	73
Cash flows from financing activities:
Payments of other long-term debt	(169)	(168)
Net cash used in financing activities	(169)	(168)
Net (decrease) increase in cash and cash equivalents	(2,755)	455
Cash and cash equivalents at beginning of period	23,991	23,566
Cash and cash equivalents at end of period	$21,236	$24,021
Supplemental cash flows information:
Interest paid	$17,422	$17,367
Income tax paid	$199	$305
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$81	$75

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three- and six-month periods ended June 30, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2015 through the financial statements issuance date. The results of operations for the six-months ended June 30, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2015, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 10).  In addition, for the six-months ended June 30, 2015, we had negative operating cash flows.  Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve-month period.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

 (c) 2006 Omnibus Equity Compensation Plan

In July 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants of Class A common stock can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock units, stock awards and other stock-based awards that may be granted, other than dividend equivalents, to any individual during any calendar year is 100,000 shares, subject to adjustments. As of June 30, 2015, we had 113 thousand stock options outstanding and exercisable.

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

For the three-months ended June 30, 2015 and 2014, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended June 30, 2015 and 2014, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $49 thousand and $36 thousand, respectively.

For the six-months ended June 30, 2015 and 2014, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the six-months ended June 30, 2015 and 214, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $81 thousand and $75 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three- and six-month periods ended June 30, 2015 and 2014 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	86	105	78	102

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue:
Radio	$34,492	36,019	$63,719	65,464
Television	3,608	4,868	6,523	8,202
Consolidated	$38,100	40,887	$70,242	73,666
Engineering and programming expenses:
Radio	$6,163	5,357	$11,562	10,430
Television	1,777	2,217	4,042	4,656
Consolidated	$7,940	7,574	$15,604	15,086
Selling, general and administrative expenses:
Radio	$15,485	17,004	$29,133	31,091
Television	856	2,700	2,470	4,367
Consolidated	$16,341	19,704	$31,603	35,458
Corporate expenses:	$2,424	3,744	$4,572	5,448
Depreciation and amortization:
Radio	$424	480	$931	981
Television	663	691	1,347	1,382
Corporate	96	88	192	171
Consolidated	$1,183	1,259	$2,470	2,534
(Gain) loss on the disposal of assets, net:
Radio	$(62)	(1,250)	$(68)	(1,204)
Television	1	—	1	—
Corporate	(11)	—	(11)	—
Consolidated	$(72)	(1,250)	$(78)	(1,204)
Impairment charges and restructuring costs:
Radio	$—	—	$—	—
Television	—	—	—	—
Corporate	(137)	(73)	(137)	(73)
Consolidated	$(137)	(73)	$(137)	(73)
Operating income (loss):
Radio	$12,482	14,428	$22,161	24,166
Television	311	(740)	(1,337)	(2,203)
Corporate	(2,372)	(3,759)	(4,616)	(5,546)
Consolidated	$10,421	9,929	$16,208	16,417
Capital expenditures:
Radio	$277	382	$450	782
Television	98	111	182	225
Corporate	64	93	92	190
Consolidated	$439	586	$724	1,197

	June 30,	December 31,
	2015	2014
Total Assets:
Radio	$386,997	$389,394
Television	52,316	51,876
Corporate	8,723	10,543
Consolidated	$448,036	$451,813

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

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2011 through 2014.   The tax years that remain subject to assessment of additional liabilities by state and local tax authorities are 2010 through 2014. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2011 through 2014.

From time to time, we have been and are subject to certain legal proceedings and claims that have arisen in the ordinary course of business, including an audit by a State tax authority (the “State”) for the income tax years from December 31, 2007 through 2009, which was settled and closed.   The State audit did not result in a significant impact, as our tax positions were sustained.  The State audit resulted in an additional tax liability of approximately $0.1 million, plus interest, related to capital taxes and not based on income.  We do not anticipate the result of this audit to impact subsequent open tax years with the State, and thus have not set up a reserve.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2015 and December 31, 2014.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B preferred stock on October 15, 2013) of the complaint.  A hearing on our motion to dismiss Counts I, II and IV of the complaint was held on February 10, 2015, and on May 19, 2015, the Court granted our motion to dismiss Counts I, II and IV of the complaint.

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

The estimated fair values of our financial instruments are as follows (in millions):

		June 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	285.7	$275.0	286.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	141.2	63.3	136.4	61.8
Promissory note payable, included in other long- term debt	Level 3	5.1	4.5	5.2	4.5

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at June 30, 2015
		Liabilities
Description	June 30, 2015 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$327	—	327	—

		Fair value measurements at December 31, 2014
		Liabilities
Description	December 31, 2014 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$408	—	408	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three- and six-month periods ended June 30, 2015 and 2014, respectively.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
Interest rate swaps	2015	2014	2015	2014
Gain recognized in other comprehensive loss (effective portion)	$49	36	81	75

8. Derivative Instrument and Hedging Activity

On January 4, 2007, in connection with a promissory note issued for the acquisition of a building, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby we agreed to pay a fixed interest rate of 6.31%, as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017.

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows (in thousands):

As of June 30, 2015
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$327	—	327	327	—	—

As of December 31, 2014
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$408	—	408	408	—	—

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

Although for the Additional Interest applicable periods (1), (2), (3), (4), (5) and (6) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, no Additional Interest was incurred and/or payable for those respective Interest Payment Dates.

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

As of June 30, 2015, we were in compliance with all of our covenants under our Indenture.

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

Following the occurrence and during the continuation of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock are entitled to elect two directors to newly created positions on our Board of Directors and we will be subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person. On June 4, 2015, we held our Annual Meeting of Stockholders (“Annual Meeting”).  Alan Miller and Gary Stone, the two directors elected by the holders of the Series B preferred stock at the 2014 annual meeting were not subject to election at this year’s Annual Meeting and continue to serve as directors.

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

Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 ¾% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates. While the Voting Rights Triggering Event continues, we cannot pay dividends on the Series B preferred stock without causing a breach of covenants under the Indenture governing our Notes.  As of June 30, 2015, the aggregate cumulative unpaid dividends on the outstanding shares of the

Series B preferred stock was approximately $50.7 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Network with over 103 affiliate radio stations serving over 35 of the top U.S. Hispanic markets, including 19 of the top 20 Hispanic markets.  AIRE Radio Network currently covers 88% of the coveted U.S. Hispanic market.  Our AIRE Radio Network reaches over 13.5 million listeners in an average week with our targeted networks.  For the six-months ended June 30, 2015 and 2014, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 91% and 89% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida and Houston and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week.  For the six-months ended June 30, 2015 and 2014, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 9% and 11% of our consolidated net revenues, respectively.

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

●

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the six-months ended June 30, 2015 and 2014, local revenue comprised 62% and 63% of our gross revenues, respectively.

●

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the six-months ended June 30, 2015 and 2014, national revenue comprised 12% and 13% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the six-months ended June 30, 2015 and 2014, network revenue comprised 9% and 5% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the six-months ended June 30, 2015 and 2014, these revenues combined comprised approximately 17% and 20% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2015 and 2014

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,
	2015	2014
Net revenue:
Radio	$34,492	36,019
Television	3,608	4,868
Consolidated	$38,100	40,887
Engineering and programming expenses:
Radio	$6,163	5,357
Television	1,777	2,217
Consolidated	$7,940	7,574
Selling, general and administrative expenses:
Radio	$15,485	17,004
Television	856	2,700
Consolidated	$16,341	19,704
Corporate expenses:	$2,424	3,744
Depreciation and amortization:
Radio	$424	480
Television	663	691
Corporate	96	88
Consolidated	$1,183	1,259
(Gain) loss on the disposal of assets, net:
Radio	$(62)	(1,250)
Television	1	—
Corporate	(11)	—
Consolidated	$(72)	(1,250)
Impairment charges and restructuring costs:
Radio	$—	—
Television	—	—
Corporate	(137)	(73)
Consolidated	$(137)	(73)
Operating income (loss):
Radio	$12,482	14,428
Television	311	(740)
Corporate	(2,372)	(3,759)
Consolidated	$10,421	9,929

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2015 and 2014 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,
	2015	2014
Net revenue	$38,100	40,887
Engineering and programming expenses	7,940	7,574
Selling, general and administrative expenses	16,341	19,704
Corporate expenses	2,424	3,744
Depreciation and amortization	1,183	1,259
(Gain) loss on disposal of assets, net of disposal costs	(72)	(1,250)
Impairment charges and restructuring costs	(137)	(73)
Operating income	$10,421	9,929
Interest expense, net	(9,995)	(9,942)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,434)
Income tax expense	1,577	786
Net loss	$(3,585)	(3,233)

Net Revenue

The decrease in our consolidated net revenues of $2.8 million or 7% was due to the decreases in both our radio and television segments’ net revenues.  Our radio segment net revenues decreased $1.5 million or 4%, due to decreases in special events revenue, local sales and barter sales, which were partially offset by an increase in network sales.  Our special events revenue decreased in our Los Angeles and Miami markets due to a decrease in scheduled events.  Our local sales decreased in our Puerto Rico, Los Angeles and San Francisco markets and the decrease in barter sales occurred throughout all of our markets.  Our network sales increase was directly related to our “AIRE Radio Network” advertising platform, which we launched in the beginning of 2014.  Our television segment net revenues decreased $1.3 million or 26%, due to the decreases in special events revenue, paid-programming, local sales and barter sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.4 million or 5% was primarily due to the increase in our radio segments’ expenses.  Our radio segment expenses increased $0.8 million or 15%, mainly due to an increase in programming personnel’s compensation and benefits.  This increase was offset by a decrease in our television segment expenses of $0.4 million or 20% related to a reduction in originally produced programming cost.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $3.4 million or 17% was due to the decreases in both our television and radio segments’ expenses.  Our television segment expenses decreased $1.9 million or 68%, primarily due to decreases in special events expenses, the allowance for doubtful accounts, professional fees and barter expenses.  Our radio segment expenses decreased $1.5 million or 9%, mainly due to decreases in special events expenses and barter expenses, which were offset by an increase in AIRE expenses, such as affiliate station compensation and promotional events.

Corporate Expenses

The decrease in corporate expenses of $1.3 million or 35% was mostly due to a decrease in compensation and benefits caused by the prior year retention bonus that was granted to our CEO per his new employee contract.  This decrease was offset by increases in professional fees and directors & officers insurance premiums.

Operating Income

The increase in operating income of $0.5 million or 5% was mainly due to the decrease in operating expenses and corporate expenses.

Income Tax Expense

The increase in income tax expense of $0.8 million was primarily a result of the tax amortization on some of our indefinite-lived intangible assets that do not have any valuation allowances.

Net Loss

The increase in net loss was primarily due to the increase in income tax expense, which was offset by the increase in operating income.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2015 and 2014

The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,
	2015	2014
Net revenue:
Radio	$63,719	65,464
Television	6,523	8,202
Consolidated	$70,242	73,666
Engineering and programming expenses:
Radio	$11,562	10,430
Television	4,042	4,656
Consolidated	$15,604	15,086
Selling, general and administrative expenses:
Radio	$29,133	31,091
Television	2,470	4,367
Consolidated	$31,603	35,458
Corporate expenses:	$4,572	5,448
Depreciation and amortization:
Radio	$931	981
Television	1,347	1,382
Corporate	192	171
Consolidated	$2,470	2,534
(Gain) loss on the disposal of assets, net:
Radio	$(68)	(1,204)
Television	1	—
Corporate	(11)	—
Consolidated	$(78)	(1,204)
Impairment charges and restructuring costs:
Radio	$—	—
Television	—	—
Corporate	(137)	(73)
Consolidated	$(137)	(73)
Operating income (loss):
Radio	$22,161	24,166
Television	(1,337)	(2,203)
Corporate	(4,616)	(5,546)
Consolidated	$16,208	16,417

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2015 and 2014 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,
	2015	2014
Net revenue	$70,242	73,666
Engineering and programming expenses	15,604	15,086
Selling, general and administrative expenses	31,603	35,458
Corporate expenses	4,572	5,448
Depreciation and amortization	2,470	2,534
(Gain) loss on disposal of assets, net of disposal costs	(78)	(1,204)
Impairment charges and restructuring costs	(137)	(73)
Operating income	$16,208	16,417
Interest expense, net	(19,928)	(19,870)
Dividends on Series B preferred stock classified as interest expense	(4,867)	(4,867)
Income tax expense	3,613	1,000
Net loss	$(12,200)	(9,320)

Net Revenue

The decrease in our consolidated net revenues of $3.4 million or 5% was due to the decreases in both our radio and television segments’ net revenues.  Our radio segment net revenues decreased $1.8 million or 3%, due to decreases in local, barter and national sales and special events revenue, which were partially offset by an increase in network sales. Our local sales decreased in our Los Angeles, Puerto Rico and San Francisco markets and the decrease in barter sales occurred throughout all of our markets.  Our national sales decreased in our Los Angeles, New York, San Francisco and Puerto Rico markets.  Our special events revenue decreased in our Los Angeles, Miami and San Francisco markets due to a decrease in scheduled events.  Our network sales increase was directly related to our “AIRE Radio Network” advertising platform, which we launched in the beginning of 2014.  Our television segment net revenues decreased $1.7 million or 20%, due to the decreases in paid-programming, special events revenue, local sales, barter sales and national sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.5 million or 3% was primarily due to the increase in our radio segments’ expenses.  Our radio segment expenses increased $1.1 million or 11%, mainly due to an increase in programming personnel’s compensation and benefits.  This increase was offset by a decrease in our television segment expenses of $0.6 million or 13% related to a reduction in originally produced programming cost.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $3.9 million or 11% was due to the decreases in both our television and radio segments’ expenses.  Our television segment expenses decreased $1.9 million or 43%, primarily due to decreases in the allowance for doubtful accounts, special events expenses, professional fees and barter expenses.  Our radio segment expenses decreased $2.0 million or 6%, mainly due to decreases in special events expenses, barter expenses and professional fees, which were offset by an increase in AIRE expenses, such as affiliate station compensation and promotional events.

Corporate Expenses

The decrease in corporate expenses of $0.9 million or 16% was mostly due to a decrease in compensation and benefits caused by the prior year retention bonus that was granted to our CEO per his new employee contract.  This decrease was offset by increases in professional fees and directors & officers insurance premiums.

Income Tax Expense

The increase in income tax expense of $2.6 million was primarily a result of the tax amortization on some of our indefinite-lived intangible assets that do not have any valuation allowances.

Net Loss

The increase in net loss was primarily due to the increase in income tax expense.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases.

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

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. For the six-months ended June 30, 2015, we had negative operating cash flows.  Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve-month period, including, among other things, required semi-annual interest payments pursuant to the Notes, and capital expenditures.

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

Although for the Additional Interest applicable periods (1), (2), (3), (4), (5) and (6) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, no Additional Interest was incurred and/or payable for those respective Interest Payment Dates.

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

As of June 30, 2015, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2015 and 2014, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2015	2014	$
Capital expenditures:
Radio	$450	782	(332)
Television	182	225	(43)
Corporate	92	190	(98)
Consolidated	$724	1,197	(473)

Net cash flows (used in) provided by operating activities	$(1,941)	550	(2,491)
Net cash flows (used in) provided by investing activities	(645)	73	(718)
Net cash flows used in financing activities	(169)	(168)	(1)
Net (decrease) increase in cash and cash equivalents	$(2,755)	455

Capital Expenditures

The decrease in our capital expenditures was primarily due to the completion of various radio system upgrades and building improvements made to our SBS Miami Broadcast Center in 2014.

Net Cash Flows (Used In) Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of a decrease in cash receipts from our trade receivables and an increase of cash payments to vendors mainly for accounts payable and accrued expenses.

Net Cash Flows (Used in) Provided by Investing Activities

Changes in our net cash flows from investing activities were a result of the decrease in cash proceeds received from the sale of property and equipment, offset by the decrease in capital expenditures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the six-months ended June 30, 2015.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B preferred stock on October 15, 2013) of the complaint.  A hearing on our motion to dismiss Counts I, II and IV of the complaint was held on February 10, 2015, and on May 19, 2015, the Court granted our motion to dismiss Counts I, II and IV of the complaint.

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

Date: August 14, 2015

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