Form 10-Q
period 2015-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2015-11-16
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
Assets	2015	2014

Current assets:
Cash and cash equivalents	$28,292	$23,991
Receivables:
Trade	30,867	27,506
Barter	226	205
	31,093	27,711
Less allowance for doubtful accounts	1,179	2,322
Net receivables	29,914	25,389
Prepaid expenses and other current assets	6,084	3,928
Total current assets	64,290	53,308
Property and equipment, net of accumulated depreciation of $72,349 in 2015 and $69,632 in 2014	30,190	32,382
FCC broadcasting licenses	322,131	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $996 in 2015 and $924 in 2014	1,552	1,624
Deferred financing costs, net of accumulated amortization of $12,235 in 2015 and $9,706 in 2014	5,381	7,910
Other assets	585	728
Total assets	$456,935	$451,813
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,558	$16,495
Accrued interest	15,790	7,202
Unearned revenue	322	449
Other liabilities	93	269
Current portion of other long-term debt	312	336
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at September 30, 2015 and December 31, 2014 and $53,131 and $45,831 of dividends payable as of September 30, 2015 and December 31, 2014, respectively.	143,680	136,380
Total current liabilities	177,755	161,131
Other liabilities, less current portion	86	94
Derivative instruments	283	408
12.5% senior secured notes due 2017, net of unamortized discount of $3,064 in 2015 and $4,343 in 2014	271,936	270,657
Other long-term debt, less current portion	4,692	4,922
Deferred income taxes	96,151	88,806
Total liabilities	550,903	526,018
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	525,339	525,335
Accumulated other comprehensive loss, net	(283)	(408)
Accumulated deficit	(619,028)	(599,136)
Total stockholders’ deficit	(93,968)	(74,205)
Total liabilities and stockholders’ deficit	$456,935	$451,813

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$36,381	36,278	$106,623	109,944
Operating expenses:
Engineering and programming	7,493	7,906	23,097	22,992
Selling, general and administrative	15,315	16,935	46,918	52,393
Corporate expenses	2,870	2,098	7,442	7,546
Depreciation and amortization	1,152	1,272	3,622	3,806
Total operating expenses	26,830	28,211	81,079	86,737
(Gain) loss on the disposal of assets	1	—	(77)	(1,204)
Impairment charges and restructuring costs	735	(30)	598	(103)
Operating income	8,815	8,097	25,023	24,514
Other (expense) income:
Interest expense, net	(9,951)	(9,927)	(29,879)	(29,797)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)	(7,300)	(7,300)
Loss before income taxes	(3,569)	(4,263)	(12,156)	(12,583)
Income tax expense	4,123	402	7,736	1,402
Net loss	$(7,692)	(4,665)	$(19,892)	(13,985)
Basic and Diluted net loss per common share	$(1.06)	(0.64)	$(2.74)	(1.92)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267
Net loss	$(7,692)	(4,665)	$(19,892)	(13,985)
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	44	71	125	146
Total comprehensive loss	$(7,648)	(4,594)	$(19,767)	(13,839)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Nine-Months Ended September 30, 2015

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2014	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(408)	$(599,136)	$(74,205)
Net loss	—	—	—	—	—	—	—	—	(19,892)	(19,892)
Stock-based compensation	—	—	—	—	—	—	4	—	—	4
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	125	—	125
Balance at September 30, 2015	380,000	$4	4,166,991	$—	2,340,353	$—	$525,339	$(283)	$(619,028)	$(93,968)

See accompanying notes to the unaudited condensed consolidated financial statements

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine-Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,892)	$(13,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	7,300	7,300
(Gain) loss on the disposal of assets	(77)	(1,204)
Impairment and restructuring charges	598	(103)
Stock-based compensation	4	1
Depreciation and amortization	3,622	3,806
Net barter (income) loss	(228)	(125)
Provision for trade doubtful accounts	(701)	261
Amortization of deferred financing costs	2,529	2,514
Amortization of original issued discount	1,279	1,120
Deferred income taxes	7,345	872
Unearned revenue-barter	80	151
Changes in operating assets and liabilities:
Trade receivables	(4,165)	2,688
Prepaid expenses and other current assets	(1,794)	(658)
Other assets	143	449
Accounts payable and accrued expenses	1,087	(708)
Accrued interest	8,588	8,527
Other liabilities	142	(185)
Net cash provided by operating activities	5,860	10,721
Cash flows from investing activities:
Purchases of property and equipment	(1,384)	(1,868)
Proceeds from the sale of property and equipment	79	1,270
Net cash used in investing activities	(1,305)	(598)
Cash flows from financing activities:
Payments of other long-term debt	(254)	(2,919)
Net cash used in financing activities	(254)	(2,919)
Net increase in cash and cash equivalents	4,301	7,204
Cash and cash equivalents at beginning of period	23,991	23,566
Cash and cash equivalents at end of period	$28,292	$30,770
Supplemental cash flows information:
Interest paid	$17,505	$17,615
Income tax paid	$321	$358
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$125	$146

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three- and nine-month periods ended September 30, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2014, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2015 through the financial statements issuance date. The results of operations for the nine-months ended September 30, 2015 are not necessarily indicative of the results for the entire year ending December 31, 2015, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2015, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 11).  Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve-month period.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. Upon adoption of the guidance, the Company will present debt issuance costs as a deduction from the long-term debt in the balance sheet. Debt issuance costs totaled $5.3 million as of September 30, 2015.

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

 (c) 2006 Omnibus Equity Compensation Plan

In July 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants of Class A common stock can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock units, stock awards and other stock-based awards that may be granted, other than dividend equivalents, to any individual during any calendar year is 100,000 shares, subject to adjustments. As of September 30, 2015, we had 138,000 stock options outstanding and 113,000 stock options exercisable.

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

For the three-months ended September 30, 2015 and 2014, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended September 30, 2015 and 2014, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $44 thousand and $71 thousand, respectively.

For the nine-months ended September 30, 2015 and 2014, we reclassified from other comprehensive loss to interest expense $0.2 million.  During the nine-months ended September 30, 2015 and 2014, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $125 thousand and $146 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	111	98	106	100

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue:
Radio	$33,476	32,713	$97,195	98,177
Television	2,905	3,565	9,428	11,767
Consolidated	$36,381	36,278	$106,623	109,944
Engineering and programming expenses:
Radio	$5,551	5,508	$17,113	15,938
Television	1,942	2,398	5,984	7,054
Consolidated	$7,493	7,906	$23,097	22,992
Selling, general and administrative expenses:
Radio	$13,583	15,054	$42,716	46,145
Television	1,732	1,881	4,202	6,248
Consolidated	$15,315	16,935	$46,918	52,393
Corporate expenses:	$2,870	2,098	$7,442	7,546
Depreciation and amortization:
Radio	$432	487	$1,363	1,468
Television	630	684	1,977	2,066
Corporate	90	101	282	272
Consolidated	$1,152	1,272	$3,622	3,806
(Gain) loss on the disposal of assets, net:
Radio	$—	—	$(68)	(1,204)
Television	1	—	2	—
Corporate	—	—	(11)	—
Consolidated	$1	—	$(77)	(1,204)
Impairment charges and restructuring costs:
Radio	$925	—	$925	—
Television	—	—	—	—
Corporate	(190)	(30)	(327)	(103)
Consolidated	$735	(30)	$598	(103)
Operating income (loss):
Radio	$12,985	11,664	$35,146	35,830
Television	(1,400)	(1,398)	(2,737)	(3,601)
Corporate	(2,770)	(2,169)	(7,386)	(7,715)
Consolidated	$8,815	8,097	$25,023	24,514
Capital expenditures:
Radio	$248	385	$698	1,167
Television	295	131	477	356
Corporate	117	155	209	345
Consolidated	$660	671	$1,384	1,868

	September 30,	December 31,
	2015	2014
Total Assets:
Radio	$397,296	$389,394
Television	51,290	51,876
Corporate	8,349	10,543
Consolidated	$456,935	$451,813

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, with the exception of one of our Puerto Rico subsidiaries for which we calculate the income tax expense based on our projected effective tax rate. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to an unexpected operating loss reported in Q3 2015, management decided to revise its projections used to determine the realizability of the deferred tax asset on the net operating loss carryforward (NOL DTA). Based upon the projections for future net operating losses over the periods in which the NOL DTAs are expected to be realizable, management believes it is more likely than not that SBS of Puerto Rico, Inc. will not realize such deferred tax assets at September 30, 2015. Accordingly, an increase in the valuation allowance of $2.1 million was recorded in Q3 2015.

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates primarily due to the change in the valuation allowance on substantially all of our deferred tax assets. The valuation allowance at the beginning of the year was adjusted as a result of a change in expected realization of the deferred tax assets on the NOL DTA for SBS of Puerto Rico, Inc. of approximately $5.3 million.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2012 through 2014.   The tax years that remain subject to assessment of additional liabilities by state, local, and Puerto Rico tax authorities are 2011 through 2014.

From time to time, we have been and are subject to certain legal proceedings and claims that have arisen in the ordinary course of business, including an audit by a State tax authority (the “State”) for the income tax years from December 31, 2007 through 2009, which was settled and closed during Q2 2015.   The State audit did not result in a significant impact, as our tax positions were substantially sustained.  The State audit resulted in an additional tax liability of approximately $0.1 million, plus interest, related to capital taxes and not based on income.  We do not anticipate the result of this audit to impact subsequent open tax years with the State, and thus have not set up a reserve.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2015 and December 31, 2014.

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

7. Impairment of FCC Broadcasting Licenses

We generally perform our annual impairment test of our indefinite-lived intangibles during the fourth quarter of the fiscal year but, given the recent projection of slightly reduced anticipated long-term growth rates for total radio revenues, we performed an interim impairment test as of September 30, 2015.

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

The methodology used by us in determining our key estimates and assumptions was applied consistently to each market. Below are some of the key assumptions used in our impairment assessment using significant unobservable inputs (Level 3 non-reoccurring fair value measure).

September 30, 2015
Discount Rate	10.0%
Long-term Revenue Growth Rate	0.5% - 1.5%
Mature Market Share	2.7% - 23.1%
Mature Operating Profit Margin	29.0 – 34.7%

As a result of the interim impairment test, we determined that there was an impairment of one of our FCC broadcasting licenses primarily due to lower industry advertising revenue growth projections in the subject market. We recorded a non-cash impairment loss of approximately $0.9 million that reduced the carrying value of our San Francisco market FCC broadcasting license. The tax impact of the impairment loss was an approximate $0.4 million tax benefit, which was related to the reduction of the book/tax basis difference on our FCC broadcasting license.

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

The estimated fair values of our financial instruments are as follows (in millions):

		September 30, 2015		December 31, 2014
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	283.8	$275.0	286.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	143.7	58.8	136.4	61.8
Promissory note payable, included in other long- term debt	Level 3	5.0	4.1	5.2	4.5

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at September 30, 2015
		Liabilities
Description	September 30, 2015 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$283	—	283	—

		Fair value measurements at December 31, 2014
		Liabilities
Description	December 31, 2014 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$408	—	408	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three- and nine-month periods ended September 30, 2015 and 2014, respectively.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Interest rate swaps	2015	2014	2015	2014
Gain recognized in other comprehensive loss (effective portion)	$44	71	125	146

9. Derivative Instrument and Hedging Activity

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows (in thousands):

As of September 30, 2015
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$283	—	283	283	—	—

As of December 31, 2014
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$408	—	408	408	—	—

10. 12.5% Senior Secured Notes due 2017

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 11) currently prevents us from incurring any such additional debt.

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

As of September 30, 2015, we were in compliance with all of our covenants under our Indenture.

11. 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock

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

Quarterly Dividends

Under the terms of our Series B preferred stock, the holders of the outstanding shares of the Series B preferred stock are entitled to receive, when, as and if declared by the Board of Directors out of funds of the Company legally available therefor, dividends on the Series B preferred stock at a rate of 10 ¾% per year, of the $1,000 liquidation preference per share. All dividends are cumulative, whether or not earned or declared, and are payable quarterly in arrears on specified dividend payment dates. While the Voting Rights Triggering Event continues, we cannot pay dividends on the Series B preferred stock without causing a breach of covenants under the Indenture governing our Notes.  As of September 30, 2015, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $53.1 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

12. Exchange of Stations in Puerto Rico

Since September of last year, we have been operating three full power television stations, WTCV-DT, Channel 32, WVEO-DT, Channel 17, and WVOZ-DT, Channel 47, in Puerto Rico (the “Television Stations”) pursuant to a programming agreement with International Broadcast Corp.  That entity has the right to operate three of our radio stations WIOA-FM, WZET-FM and WIOC-FM in Puerto Rico (the “Radio Stations”) pursuant to a separate programming agreement, although we have continued operating one of those three stations, WZET-FM.  In connection with those agreements, International Broadcast Corp. granted us an option to swap our Radio Stations plus $1.9  million for the Television Stations, subject to obtaining approval from the Federal Communications Commission (“FCC”). We exercised the option earlier this year and expect to receive FCC approval and be able to close this transaction, which will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, before the end of the year.  The closing of this transaction will afford us the flexibility of participating in the upcoming FCC television spectrum auction with all three of the acquired licenses and capture the potential excess value of those licenses that is expected to be created by the auction process.  There can be no assurance that the FCC auction will be successfully completed or that any expected excess value will be subsequently realized.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Network with over 103 affiliate radio stations serving over 35 of the top U.S. Hispanic markets, including 19 of the top 20 Hispanic markets.  AIRE Radio Network currently covers 88% of the coveted U.S. Hispanic market.  Our AIRE Radio Network reaches over 13.5 million listeners in an average week with our targeted networks.  For the nine-months ended September 30, 2015 and 2014, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 91% and 89% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida and Houston and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week.  For the nine-months ended September 30, 2015 and 2014, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 9% and 11% of our consolidated net revenues, respectively.

As part of our operating business, we also maintain multiple bilingual websites, including www.lamusica.com, Mega.tv and various station websites that provide content related to Latin music, entertainment, news and culture, as well as the LaMusica mobile app.  LaMusica and our network of station websites generate revenue primarily from advertising and sponsorship. In addition, LaMusica simultaneously streams our stations’ content, which has broadened the audience reach of our radio stations. We also produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions while raising awareness of our brands in the surrounding communities. These distinct offerings provide additional synergistic opportunities for our advertising partners to reach their targeted audiences.

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

●

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the nine-months ended September 30, 2015 and 2014, local revenue comprised 62% and 64% of our gross revenues, respectively.

●

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the nine-months ended September 30, 2015 and 2014, national revenue comprised 14% and 12% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the nine-months ended September 30, 2015 and 2014, network revenue comprised 9% and 6% of our gross revenues, respectively.

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

Our net revenue is also affected by general economic conditions, competition and our ability to improve operations at our market clusters, including Puerto Rico. Seasonal revenue fluctuations are also common in the broadcasting industry and are primarily due to variations in advertising expenditures by local and national advertisers. Our net revenue is typically lowest in the first calendar quarter of the year.

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the nine-months ended September 30, 2015 and 2014, these revenues combined comprised approximately 15% and 18% of our gross revenues, respectively.

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

●	Syndication revenue. We receive syndication revenue from licensing various MegaTV content.
●	Subscriber revenue. We receive subscriber revenue in the form of a per subscriber based fee, which is paid to us by cable and satellite providers.
●	Other revenue. We receive other ancillary revenue such as rental income from renting available tower space or sub-channels.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2015 and 2014

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,
	2015	2014
Net revenue:
Radio	$33,476	32,713
Television	2,905	3,565
Consolidated	$36,381	36,278
Engineering and programming expenses:
Radio	$5,551	5,508
Television	1,942	2,398
Consolidated	$7,493	7,906
Selling, general and administrative expenses:
Radio	$13,583	15,054
Television	1,732	1,881
Consolidated	$15,315	16,935
Corporate expenses:	$2,870	2,098
Depreciation and amortization:
Radio	$432	487
Television	630	684
Corporate	90	101
Consolidated	$1,152	1,272
(Gain) loss on the disposal of assets, net:
Radio	$—	—
Television	1	—
Corporate	—	—
Consolidated	$1	—
Impairment charges and restructuring costs:
Radio	$925	—
Television	—	—
Corporate	(190)	(30)
Consolidated	$735	(30)
Operating income (loss):
Radio	$12,985	11,664
Television	(1,400)	(1,398)
Corporate	(2,770)	(2,169)
Consolidated	$8,815	8,097

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2015 and 2014 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2015	2014
Net revenue	$36,381	36,278
Engineering and programming expenses	7,493	7,906
Selling, general and administrative expenses	15,315	16,935
Corporate expenses	2,870	2,098
Depreciation and amortization	1,152	1,272
(Gain) loss on disposal of assets, net of disposal costs	1	—
Impairment charges and restructuring costs	735	(30)
Operating income	$8,815	8,097
Interest expense, net	(9,951)	(9,927)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Income tax expense	4,123	402
Net loss	$(7,692)	(4,665)

Net Revenue

The increase in our consolidated net revenues of $0.1 million was due to an increase in our radio segments’ net revenue which was partially offset by a decrease in our television segment’s net revenues.  Our radio segment net revenues increased by $0.8 million or 2%, due to increases in national, network, internet, and barter sales, which were partially offset by a decrease in special events revenue.  Our national sales increased in our New York, Chicago, Los Angeles and San Francisco markets.  Our special events revenue decreased in our New York, San Francisco, and Puerto Rico markets due to a decrease in scheduled events.  Our network sales increase was directly related to our “AIRE Radio Network” advertising platform, which we launched in the beginning of 2014.  Our television segment net revenues decreased $0.7 million or 19%, due to the decreases in paid-programming, local and barter sales, and special events revenue.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.4 million or 5% was primarily due to the decrease in our television segments’ expenses.  This decrease in our television segment expenses of $0.4 million or 19% related to a reduction in originally produced programming cost.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $1.6 million or 10% was due to the decreases in both our television and radio segments’ expenses.  Our radio segment expenses decreased $1.5 million or 10%, mainly due to decreases in special events expenses, professional fees, and barter expenses, which were offset by an increase in commissions, advertising and promotions, and AIRE expenses, such as affiliate station compensation and promotional events. Our television segment expenses decreased $0.1 million or 8%, primarily due to decreases in special events expenses, and the allowance for doubtful accounts.

Corporate Expenses

The increase in corporate expenses of $0.8 million or 37% was mostly due to an increase in professional fees, building facility expenses, and directors & officers insurance premiums.

Impairment Charges and Restructuring Costs

The increase in impairment charges and restructuring costs of $0.8 million was primarily due to an impairment of our San Francisco market FCC broadcasting license.

Operating Income

The increase in operating income of $0.7 million or 9% was mainly due to the decrease in operating expenses which was offset by the impairment of our FCC broadcasting license.

Income Tax Expense

The increase in income tax expense of $3.7 million was primarily a result of the tax amortization on some of our indefinite-lived intangible assets that do not have any valuation allowances and recording a valuation allowance on a deferred tax asset related to one of our Puerto Rico subsidiaries that was not previously fully valued.

Net Loss

The increase in net loss was primarily due to the increase in income tax expense, which was offset by the increase in operating income.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2015 and 2014

The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,
	2015	2014
Net revenue:
Radio	$97,195	98,177
Television	9,428	11,767
Consolidated	$106,623	109,944
Engineering and programming expenses:
Radio	$17,113	15,938
Television	5,984	7,054
Consolidated	$23,097	22,992
Selling, general and administrative expenses:
Radio	$42,716	46,145
Television	4,202	6,248
Consolidated	$46,918	52,393
Corporate expenses:	$7,442	7,546
Depreciation and amortization:
Radio	$1,363	1,468
Television	1,977	2,066
Corporate	282	272
Consolidated	$3,622	3,806
(Gain) loss on the disposal of assets, net:
Radio	$(68)	(1,204)
Television	2	—
Corporate	(11)	—
Consolidated	$(77)	(1,204)
Impairment charges and restructuring costs:
Radio	$925	—
Television	—	—
Corporate	(327)	(103)
Consolidated	$598	(103)
Operating income (loss):
Radio	$35,146	35,830
Television	(2,737)	(3,601)
Corporate	(7,386)	(7,715)
Consolidated	$25,023	24,514

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2015 and 2014 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2015	2014
Net revenue	$106,623	109,944
Engineering and programming expenses	23,097	22,992
Selling, general and administrative expenses	46,918	52,393
Corporate expenses	7,442	7,546
Depreciation and amortization	3,622	3,806
(Gain) loss on disposal of assets, net of disposal costs	(77)	(1,204)
Impairment charges and restructuring costs	598	(103)
Operating income	$25,023	24,514
Interest expense, net	(29,879)	(29,797)
Dividends on Series B preferred stock classified as interest expense	(7,300)	(7,300)
Income tax expense	7,736	1,402
Net loss	$(19,892)	(13,985)

Net Revenue

The decrease in our consolidated net revenues of $3.3 million or 3% was due to the decreases in both our radio and television segments’ net revenues.  Our radio segment net revenues decreased $1.0 million or 1%, due to decreases in local and barter sales, and special events revenue, which were partially offset by an increase in network, national, and internet sales.  Our local sales decreased in our Los Angeles, Puerto Rico and San Francisco markets and the decrease in barter sales occurred throughout all of our markets.  Our national sales increased in our Chicago, New York, and San Francisco markets.  Our special events revenue decreased in our New York, Miami, Los Angeles and San Francisco markets due to a decrease in scheduled events.  Our network sales increase was directly related to our “AIRE Radio Network” advertising platform, which we launched in the beginning of 2014.  Our television segment net revenues decreased $2.3 million or 20%, due to the decreases in paid-programming, local sales and barter sales, and special events revenue.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.1 million was primarily due to the increase in our radio segments’ expenses.  Our radio segment expenses increased $1.2 million or 7%, mainly due to an increase in programming personnel’s compensation and benefits.  This increase was offset by a decrease in our television segment expenses of $1.1 million or 15% related to a reduction in originally produced programming cost.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $5.5 million or 10% was due to the decreases in both our television and radio segments’ expenses.  Our radio segment expenses decreased $3.4 million or 7%, mainly due to decreases in special events expenses, barter expenses and professional fees, which were offset by an increase in AIRE expenses, such as affiliate station compensation and promotional events.  Our television segment expenses decreased $2.1 million or 33%, primarily due to decreases in special events expenses, the allowance for doubtful accounts, professional fees and barter expenses.

Corporate Expenses

The decrease in corporate expenses of $0.1 million or 1% was mostly due to a decrease in compensation and benefits caused by the prior year retention bonus that was granted to our CEO per his new employment contract.  This decrease was offset by increases in professional fees, building facility expenses, and directors & officers insurance premiums.

Impairment Charges and Restructuring Costs

The increase in impairment charges and restructuring costs of $0.7 million was primarily due to an impairment of our San Francisco market FCC broadcasting license.

Operating Income

The increase in operating income of $0.5 million or 2% was mainly due to the decrease in operating expenses, which were offset by the decrease of revenues, the impairment of our FCC broadcasting license, and the prior period recognition of gains on the disposal of assets.

Income Tax Expense

The increase in income tax expense of $6.3 million was primarily a result of the tax amortization on some of our indefinite-lived intangible assets that do not have any valuation allowances and recording a valuation allowance on a deferred tax asset related to one of our Puerto Rico subsidiaries that was not previously fully valued.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 11 to the unaudited condensed consolidated financial statements) currently prevents us from incurring any such additional debt.

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

As of September 30, 2015, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2015 and 2014, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2015	2014	$
Capital expenditures:
Radio	$698	1,167	(469)
Television	477	356	121
Corporate	209	345	(136)
Consolidated	$1,384	$1,868	(484)

Net cash flows provided by operating activities	$5,860	10,721	(4,861)
Net cash flows used in investing activities	(1,305)	(598)	(707)
Net cash flows used in financing activities	(254)	(2,919)	2,665
Net (decrease) increase in cash and cash equivalents	$4,301	7,204

Capital Expenditures

The decrease in our capital expenditures was primarily due to the completion of various radio system and server infrastructure upgrades in 2014.

Net Cash Flows (Used In) Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of a decrease in cash receipts from our trade receivables and an increase of cash payments for prepaid expenses and other current assets.

Net Cash Flows (Used in) Provided by Investing Activities

Changes in our net cash used in investing activities were a result of the decrease in cash proceeds received from the sale of property and equipment, offset by the decrease in capital expenditures.

Net Cash Flows (Used in) Provided by Financing Activities

Changes in our net cash used in from financing activities were a result of our having made the final payment in August 2014 on a promissory note related to the acquisition of our Houston television station.

Recent Developments

Exchange of Stations in Puerto Rico

Since September of last year, we have been operating three full power television stations, WTCV-DT, Channel 32, WVEO-DT, Channel 17, and WVOZ-DT, Channel 47, in Puerto Rico (the “Television Stations”) pursuant to a programming agreement with International Broadcast Corp.  That entity has the right to operate three of our radio stations WIOA-FM, WZET-FM and WIOC-FM in Puerto Rico (the “Radio Stations”) pursuant to a separate programming agreement, although we have continued operating one of those three stations, WZET-FM.  In connection with those agreements, International Broadcast Corp. granted us an option to swap our Radio Stations plus $1.9 million for the Television Stations, subject to obtaining approval from the Federal Communications Commission (“FCC”).  We exercised the option earlier this year and expect to receive FCC approval and be able to close this transaction, which will qualify as a like-kind exchange under Section 1031 of the Internal Revenue Code, before the end of the year.  The closing of this transaction will afford us the flexibility of participating in the upcoming FCC television spectrum auction with all three of the acquired licenses and capture the potential excess value of those licenses that is expected to be created by the auction process.  There can be no assurance that the FCC auction will be successfully completed or that any expected excess value will be subsequently realized.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. Upon adoption of the guidance, the Company will present debt issuance costs as a deduction from the long-term debt in the balance sheet. Debt issuance costs totaled $5.3 million as of September 30, 2015.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the nine-months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures. Our management, including our principal executive and financial officers, have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded, as a result of the material weakness in internal control over financial reporting discussed below, that our disclosure controls and procedures were not effective as of the end of the period covered by this report. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In November 2015, management concluded that a control deficiency with respect to the precision of the review of the calculation of the provision for income taxes constituted a material weakness in internal control over financial reporting.

Management is in the process of reviewing and, as necessary, revising its policies and procedures with respect to controls over the review and verification of the accuracy of the calculation of the provision for income taxes to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management expects to enhance the precision of existing controls. The deficiency will not be considered remediated until internal controls are operational for a period of time and tested, and management concludes that the controls are operating effectively.

Changes In Internal Control Over Financial Reporting. Except for the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2015

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