Form 10-K
period 2015-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2016-04-13
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,166,991 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 30, 2015, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $27.9 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $2,363. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 30, 2015 of $6.75 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of March 21, 2016, 4,166,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2016 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

We are a leading Spanish-language media and entertainment company with radio and/or television stations in the top U.S. Hispanic markets, including Puerto Rico. Our owned and operated radio stations serve markets representing approximately 35% of the U.S. Hispanic population, and our television operations serve markets representing over 3.5 million Hispanic households. We produce and distribute Spanish-language content, including radio programs, television shows, music and live entertainment through our radio stations and our television group, MegaTV, which produces over 70 hours of original programming per week. MegaTV broadcasts via our owned and operated stations in South Florida, Houston, and Puerto Rico and through programming and/or distribution agreements with other stations, including nationally on a subscriber basis.

We operate the top Spanish-language radio station in the United States based on the average number of listeners per quarter-hour, which is WSKQ-FM, one of our New York stations. WSKQ-FM delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2015 Hispanic Fact Pack. Our other radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 100 affiliate radio stations servicing over 53 of the top U.S. Hispanic markets, including all of the top 30 Hispanic markets.  AIRE Radio Networks currently covers 90% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 11.0 million listeners in an average week with our targeted networks.

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

Maintain Cost Discipline. We employ a regimented managerial approach to operating our media outlets. We emphasize control of our operating costs through detailed budgeting, continuous review of staffing levels and expenses and vendor analysis.  We are highly focused on reducing our costs and believe we have streamlined our cost structure to provide a foundation for growth.

Grow Our Television Business. Television is the largest Hispanic media market in the United States, with approximately 75.9% of the total 2014 U.S. Hispanic advertising spending. In 2014, the U.S. Hispanic television industry generated $7.2 billion of revenue, according to the 2015 Hispanic Fact Pack. Our radio stations and experience in the Hispanic media and radio market in the United States and Puerto Rico give us a powerful platform, knowledge base and set of relationships on which to build our television business. We utilize our market knowledge to create distinctive television programs tailored to our target audiences’ preferences. We believe that MegaTV will capitalize on these insights as the reach of our television programming continues to grow. Additionally, our television business offers attractive cross-promotional opportunities with our radio stations.

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

Hispanic Market Opportunity

The U.S. Hispanic population is the largest ethnic minority group and is projected to be the fastest growing segment of the population. We believe that we are well positioned to benefit from the projected growth in population and buying power of the U.S. Hispanic population and the expected shift of advertising dollars to Hispanic media. We believe that targeting the Hispanic market is attractive for the following reasons:

•

Hispanic Population Growth. Between the years 2000 and 2015, the U.S. Hispanic population increased by 58.9% compared to 7.4% for the non-Hispanic population. In 2015, Hispanics comprised 17.6% of the U.S. population and approximately one out of every six individuals living in the United States was of Hispanic origin, according to the Selig Center for Economic Growth, The Multicultural Economy, 2015. The U.S. Hispanic population grew at more than seven times the rate of the general population from 2000 to 2015 and is projected to grow to 31% of the U.S. population by 2060, according to the U.S. Census Bureau. Hispanics have accounted for nearly half of the U.S. population growth since the 2010 Census.

•

Growth in Hispanic Buying Power. The U.S. Hispanic population accounted for over $1.3 trillion of total buying power in 2015, up from $1.0 trillion in 2010 and is estimated to grow to $1.7 trillion by 2020, according to the Selig Center for Economic Growth, The Multicultural Economy, 2015. U.S. Hispanic buying power accounted for 9.8% of all U.S. buying power in 2015. By 2020, Hispanics will account for 10.6% of total U.S. buying power.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $9.5 billion on Spanish-language media advertising in 2014, according to the 2015 Hispanic Fact Pack. This amount has more than quadrupled since 2000 when Hispanic advertising expenditures totaled $2.1 billion according to Hispanic Business Magazine, December 2001. As advertisers increasingly recognize the buying power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

•

Re-balancing of Advertising Spending Towards Hispanic Media. From 2013 to 2014, U.S. Hispanic media spending rose by 12.0% from $8.5 billion to $9.5 billion, far exceeding the overall increase of just 0.7% in U.S. measured media spending, according to the 2015 Hispanic Fact Pack.  As advertisers seek to tap the large and growing Hispanic market, we believe they will allocate additional advertising dollars to the Hispanic market. We believe we are well positioned to capitalize on the growing Hispanic advertising market given our attractive position in the top U.S. Hispanic markets, including Puerto Rico.

The above market opportunity information is based on data provided by the 2015 Hispanic Fact Pack, the BIA/Kelsey’s Investing in Television/Radio Market Report 2015 and the Selig Center for Economic Growth, The Multicultural Economy, 2015.

Our Strengths

Strong Presence in Largest U.S. Hispanic Markets. We operate in six of the eight largest U.S. Hispanic markets, estimated to represent approximately 39.2% of the U.S. Hispanic population in 2015: Los Angeles, New York, Miami, San Francisco, Chicago and Houston, as well as also operating in Puerto Rico. We operate three of the top six Spanish-language radio stations in the United States. Our New York station (WSKQ-FM) ranks first among Spanish-language radio stations in terms of highest listenership. The Los Angeles and New York markets, where we consistently have a top-three-rated Spanish-language radio station, have the largest and second largest U.S. Hispanic populations, respectively. New York and Los Angeles are also the largest and second largest overall radio markets in the United States measured by advertising revenue. In addition, MegaTV serves markets representing over 3.5 million Hispanic households.

Strong Portfolio of Branded Media Franchises. Because of our history with Hispanic-focused media, we believe that we have been able to develop strong relationships with the Hispanic audiences in our markets and create strong brand loyalty. Our listeners enjoy music from popular and emerging artists as well as updated local information on weather, news and general entertainment. As an example of the power of our brand, our New York station (WSKQ-FM) delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2015 Hispanic Fact Pact. Our live concerts and events provide our advertisers additional opportunities to reach their target audiences as well as allow us to cross-promote our brands and diversify our revenue base.

Diversification across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2015, no single advertiser generated more than 5% of our consolidated revenue. Our customer base includes advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

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

Recent Developments

NASDAQ Listing

On January 28, 2016, we received a written deficiency notice (the “Notice”) from the NASDAQ Stock Market (“NASDAQ”) advising us that the market value of our Class A Common Stock for the previous 30 consecutive business days had been below the minimum $15,000,000 required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450 (b)(3)(C) (the “Rule”).

Pursuant to NASDAQ Listing Rule 5810(c)(3)(D) (the “Listing Rule”), we are provided an initial grace period of 180 calendar days, or until July 26, 2016, to regain compliance with the Rule. The Notice further provided that NASDAQ would provide written confirmation stating that SBS had achieved compliance with the rule if at any time before July 26, 2016, the market value of its publicly held shares closed at $15,000,000 or more for a minimum of 10 consecutive business days.

If we do not regain compliance with the Rule by July 26, 2016, NASDAQ will provide written notification to us that our Class A Common Stock is subject to delisting from NASDAQ at which time we will have an opportunity to appeal the determination to a NASDAQ Hearing Panel.

Exchange of Stations in Puerto Rico

On January 4, 2016, the Company completed an asset exchange with International Broadcasting Corp. under which the Company agreed to exchange certain assets used or useful in the operations of WIOA-FM, WIOC-FM, and WZET-FM in Puerto Rico for certain assets used or useful in the operations of WTCV (DT), WVEO (DT), and WVOZ (TV) in Puerto Rico previously owned and operated by International Broadcasting Corp. The asset exchange is further discussed in note 3 of the Notes to Consolidated Financial Statements.

FCC Broadcast Incentive Auction

We have filed applications to participate in the FCC’s television spectrum incentive auction with television stations in Miami, Houston, and Puerto Rico to potentially generate cash proceeds that are expected to be created by the auction process. There can be no assurance that the FCC’s television spectrum incentive auction will be successfully completed and any potential cash proceeds will be subsequently realized.

Litigation- Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking a declaratory judgment that a “Voting Rights Triggering Event” had occurred (as of April 15, 2010) under our certificate of designations for the Series B preferred stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim alleges that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”) under the Indenture governing the Notes, among other things, were prohibited incurrences of indebtedness under the Certificate of Designations.

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an injunction requiring us to repurchase the Series B preferred stock and an award of contract damages.

On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP (collectively with Visium Catalyst Credit Master Fund, Ltd., “Plaintiffs”) as additional plaintiffs. We filed an Opening Brief in support of our Motion to Dismiss on March 31, 2014. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the amended complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the amended complaint.  A hearing on our motion to dismiss Counts I, II and IV of the amended complaint was held on February 10, 2015. On May 19, 2015, the Court of Chancery granted our motion to dismiss Counts I, II and IV of the amended complaint. An order dismissing those Counts with prejudice was entered on May 22, 2015.

At present, Count III of the amended complaint remains outstanding. Court of Chancery Rule 41 (e) permits any party (or the Court sua sponte) to move for a dismissal for failure to prosecute in any case wherein no action has been taken for a period of one year. Given that the last action in this case was taken on May 22, 2015, such a motion may be filed on or after May 22, 2016. We note, however, that such a motion could be denied if “good reason for the inaction is given”, as provided by Court of Chancery Rule 41 (e).

We deny the allegations contained in the amended complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

Operating Segments

We report two operating segments: radio and television.

See Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and operate radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The following table sets forth certain statistical and demographic information relating to our radio markets:

		2015
		market radio			Percentage of
Radio		over-the-air	2014 Hispanic	2014 total	total market	Percentage of
market	Our radio	estimated	population	population in	population	total U.S.
revenue	Designated Market	gross revenues	in market	radio market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
1	Los Angeles	$703.4	6.0	13.2	45.3%	10.1%
2	New York	549.6	4.7	18.8	24.8%	7.9%
3	Chicago	419.0	2.0	9.4	21.8%	3.5%
6	San Francisco	260.5	1.8	7.5	24.1%	3.1%
11	Miami-Ft. Lauderdale	210.5	2.3	4.5	50.0%	3.8%
32	Puerto Rico	75.8	3.6	3.6	100.0%	6.1%
	Total in our markets	$2,218.8	20.4	57.0	35.7%	34.5%

Source:	BIA/Kelsey’s Investing in Radio Market Report 2015, 4th edition

In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 100 affiliate radio stations serving over 53 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 90% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 11.0 million listeners in an average week with our targeted networks.

Owned and Operated Radio Station Market Information

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio Market Report 2015, 4th edition, and covers only over-the-air estimated gross revenues.

Los Angeles. In 2014, the Los Angeles market was the largest U.S. radio market in terms of advertising revenue. In 2015, advertising revenues were projected to be approximately $703.4 million. The Los Angeles market experienced an annual radio revenue decrease of 2.8% between 2013 and 2014 and is expected to increase at an annual rate of 0.3% between 2014 and 2019.

New York. In 2014, the New York market was the second largest U.S. radio market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $549.6 million. The New York market experienced an annual decrease of 8.0% in annual radio revenue between 2013 and 2014 and is expected to decrease at an annual rate of 0.1% between 2014 and 2019.

Chicago. In 2014, the Chicago market was the third largest U.S. radio market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $419.0 million. The Chicago market experienced an annual radio revenue decrease of 10.4% between 2013 and 2014 and is expected to increase at an annual rate of 0.6% between 2014 and 2019.

San Francisco. In 2014, the San Francisco market was the sixth largest U.S. radio market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $260.5 million. The San Francisco market experienced an annual radio revenue increase of 0.1% between 2013 and 2014 and is expected to increase at an annual rate of 0.6% between 2014 and 2019.

Miami-Ft. Lauderdale. In 2014, the Miami-Ft. Lauderdale market was the eleventh largest U.S. radio market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $210.5 million. The Miami market experienced an annual radio revenue decrease of 6.8% between 2013 and 2014 and is expected to be flat between 2014 and 2019.

Puerto Rico. In 2014, the Puerto Rico market was the thirty-second largest U.S. radio market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $75.8 million. The Puerto Rico market experienced an annual radio revenue increase of 0.3% between 2013 and 2014 and is expected to increase at an annual rate of 0.4% between 2014 and 2019.

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

AIRE Radio Networks Programming

AIRE Radio Networks is comprised of top-rated stations and shows attracting a broad range of quality listeners allowing advertisers to efficiently reach their target audience.  AIRE Radio Networks currently covers 90% of the coveted U.S. Hispanic market with over 100 affiliate radio stations, which serve over 35 of the top U.S. Hispanic markets, including all the top 25 Hispanic markets.  Each of our targeted networks and syndicated network shows are described below:

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

		2015
		market TV
		over-the-air			Percentage of
TV		estimated	2014 Hispanic	2014 total	total market	Percentage of
market	Our TV	gross	population	population in	population	total U.S.
revenue	Designated Market	revenues	in market	TV market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
7	Houston	$490.5	2.4	6.8	36.0%	4.1%
8	Miami-Ft. Lauderdale	483.9	2.3	4.6	49.5%	3.8%
15	Orlando-Daytona Beach-Melbourne	292.6	0.8	3.9	20.6%	1.4%
29	San Juan, Puerto Rico	168.1	3.6	3.6	100.0%	6.1%
59	Fresno	81.0	1.1	2.0	55.1%	1.9%
	Total in our markets	$1,516.1	10.2	20.9	49.0%	17.3%

Source:	BIA/Kelsey’s Investing in Television Market Report 2015, 4th edition

Television Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2015, 4th edition.

Houston. In 2014, the Houston market was the seventh largest U.S. television market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $490.5 million. The Houston market experienced an annual television revenue decrease of 1.5% between 2013 and 2014. Television revenue in the Houston market is expected to increase at an annual rate of 1.6% between 2014 and 2019.

Miami. In 2014, the Miami-Ft. Lauderdale market was the eighth largest U.S. television market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $483.9 million. The Miami-Ft. Lauderdale market experienced an annual television revenue increase of 1.0% between 2013 and 2014. Television revenue in the Miami-Ft. Lauderdale market is expected to increase at an annual rate of 1.6% between 2014 and 2019.

Orlando. In 2014, the Orlando-Daytona Beach-Melbourne market was the fifteenth largest U.S. television market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $292.6 million. The Orlando-Daytona Beach-Melbourne market experienced an annual television revenue increase of 11.0% between 2013 and 2014. Television revenue in this market is expected to increase at an annual rate of 1.7% between 2014 and 2019.

San Juan, Puerto Rico. In 2014, the San Juan, Puerto Rico market was the twenty-ninth largest U.S. television market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $168.1 million. The San Juan, Puerto Rico market experienced an annual television revenue increase of 3.5% between 2013 and 2014. Television revenue in this market is expected to increase at an annual rate of 2.6% between 2014 and 2019.

Fresno. In 2014, the Fresno-Visalia market was the fifty-ninth largest U.S. television market in terms of advertising revenue.  In 2015, advertising revenues were projected to be approximately $81.0 million. The Fresno-Visalia market experienced an annual television revenue increase of 16.3% between 2013 and 2014. Television revenue in the Fresno-Visalia market is expected to increase at an annual rate of 1.2% between 2014 and 2019.

The following table lists the distribution outlets of our MegaTV programming:

Market	Station ID	Channel		Programming type
Houston, Texas	KTBU	55		Owned & Operated
Miami, Florida	WSBS	22		Owned & Operated
Orlando, Florida	WFTV	9		Affiliation Agreement
Fresno, California	KSDI	33		Affiliation Agreement
San Juan, Puerto Rico	WTCV	32		Programming Agreement
Ponce, Puerto Rico	WVOZ	47		Programming Agreement
Aguadilla, Puerto Rico	WVEO	17		Programming Agreement
DirecTV	Satellite	405		Distribution Agreement
DirecTV-Puerto Rico	Satellite	169		Distribution Agreement
AT&T U-Verse-Nationwide	ADS/Cable	3008		Distribution Agreement
Frontier Communications	ADS/Cable	See Footnote	(1)	Distribution Agreement
Verizon Fios	ADS/Cable	See Footnote	(2)	Distribution Agreement

(1)	MegaTV is distributed by Frontier Communications in Connecticut (on channel 3008).
(2)	MegaTV is distributed by Verizon Fios in Dallas/Fort Worth, TX (on channel 25), in Tampa, FL (on channel 466), in New York (on channel 466) and in Los Angeles, CA (on channel 473).

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

As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming, as well as including interactive elements to complement our Internet websites. We produce over 70 hours of original programming per week. Our television revenue is generated primarily from the sale of local advertising and paid programming. Advertising rates depend primarily on our ability to attract an audience in the demographic groups targeted by our advertisers, the number of stations in the market we compete with for the same audience, and the supply of and demand for television advertising time, as well as other qualitative factors. We also generate revenue from the sale of integrated sponsorships and program syndication.

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

Our Miami facility for our media broadcast programming and production is nearly 70,000 square feet and houses the bulk of MegaTV’s national and local market operations. With over 14,000 square feet of high definition (HD) TV-Studio production space, the building was remodeled to handle the majority of MegaTV’s diverse original HD programming, while also accommodating outside production clients with its wide range of production capabilities, which can include anything from news to late-night variety shows with live band and studio audiences. MegaTV’s long-term technical design criteria for this facility placed an emphasis on streamlined production workflows and digital media management. Key technical features of this facility include:

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

We also have 3,500 square feet of HD TV-Studio production space in Puerto Rico with a fully equipped HD control room and six edit suites.

We hold broadcast spectrum in three of the largest markets in the U.S.  Spectrum is a strategic asset which we believe has significant option value.  With the success of the recent AWS-3 spectrum auction, which generated $45 billion of proceeds, the underlying value of our spectrum is substantial.  We believe we have an opportunity to realize significant value from our spectrum assets and we have filed applications to participate in the FCC planned broadcast TV spectrum incentive auction (the “Broadcast Incentive Auction”) to monetize a portion of our spectrum assets.

Special Events and On-Line Properties

As part of our media operating business, we also operate SBS Entertainment and SBS Interactive. SBS Entertainment is a premier producer of unique entertainment, concerts and special events. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events with popular artists, which are promoted by our radio and television stations. SBS Interactive manages LaMusica.com, Mega.tv, various radio station websites, and La Musica Mobile App. All of the digital properties offer bilingual (Spanish-English) content related to Latin music, entertainment, news and culture. LaMusica.com and our network of station websites generate revenue primarily from advertising and sponsorships. In addition, the majority of our station websites simultaneously stream our stations’ content, which has broadened our audience reach. We are developing brand specific digital content strategies for various broadcast programs, on-air personalities and brands, and intend to generate revenue from such strategies. We also leverage many of our special events produced by SBS Entertainment, to produce music based digital content for live streaming and/or taped, on-demand streaming, which can also be developed to generate revenue.

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

Competition

The success of our broadcast stations depends significantly upon their audience ratings and their share of the overall advertising revenue within their markets. The radio and television broadcasting industries are highly competitive businesses. Each of our radio stations compete with both Spanish-language and English-language radio stations in their market, as well as other media, such as newspapers, broadcast television, cable television, the Internet, magazines, outdoor advertising, satellite radio, and transit advertising. Our television operations compete for viewers and revenue with both Spanish-language and English-language television stations in our local markets, as well as nationally broadcast television operations, cable television, the Internet and other video media.

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

Employees

As of December 31, 2015, we had 440 full-time employees and 127 part-time employees. None of our employees are represented by a labor organization or are covered by a collective bargaining agreement.

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

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
		Date of	license		Operation	FCC
Broadcast station	Market	acquisition	expiration		frequency	class	HAAT	Power
							(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2021		97.9 MHz	B	184	33
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2021		96.3 MHz	B	398	7
WSKQ-FM	New York, NY	1/26/1989	6/1/2022	(1)	97.9 MHz	B	415	6
WPAT-FM	New York, NY	3/25/1996	6/1/2022		93.1 MHz	B	433	5
WMEG-FM	Puerto Rico	5/13/1999	2/1/2020		106.9 MHz	B	594	25
WEGM-FM	Puerto Rico	1/14/2000	2/1/2020		95.1 MHz	B	600	25
WRXD-FM	Puerto Rico	12/1/1998	2/1/2020		96.5 MHz	B	852	12
WZET-FM	Puerto Rico	5/13/1999	2/1/2020		92.1 MHz	A	337	3
WIOA-FM	Puerto Rico	1/14/2000	2/1/2020		99.9 MHz	B	560	31
WIOB-FM	Puerto Rico	1/14/2000	2/1/2020		97.5 MHz	B	302	50
WIOC-FM	Puerto Rico	1/14/2000	2/1/2020		105.1 MHz	B	(61)	47
WZNT-FM	Puerto Rico	1/14/2000	2/1/2020		93.7 MHz	B	560	28
WZMT-FM	Puerto Rico	1/14/2000	2/1/2020		93.3 MHz	B1	(69)	15
WODA-FM	Puerto Rico	1/14/2000	2/1/2020		94.7 MHz	B	560	31
WNOD-FM	Puerto Rico	1/14/2000	2/1/2020		94.1 MHz	B	597	25
WLEY-FM	Chicago, IL	3/27/1997	12/1/2020		107.9 MHz	B	232	21
WRMA-FM	Miami, FL	3/28/1997	2/1/2020		95.7 MHz	C2	167	40
WCMQ-FM	Miami, FL	12/22/1986	2/1/2020		92.3 MHz	C2	188	31
WXDJ-FM	Miami, FL	3/28/1997	2/1/2020		106.7 MHz	C0	300	100
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2021		93.3 MHz	B	415	6
WSBS-DT	Miami, FL(2)	3/1/2006	2/1/2021		CH. 3	DTV	54	1
WSBS-CD	Miami, FL	3/1/2006	2/1/2021		CH. 50	CA	236	150
KTBU-DT	Houston, TX(3)	8/1/2011	8/1/2022		CH. 42	DTV	597	1,000

(1)

Applications to renew the FCC broadcast license for WSKQ-FM were filed on January 31, 2006 and February 3, 2014.  Petitions to deny the applications were filed alleging that WSKQ-FM had broadcast indecent material during the license term. We filed opposition pleadings categorically stating that the allegations made did not raise sufficient questions to warrant nonrenewal of the license. The FCC released a decision on March 9, 2016 denying the allegations and granting the license renewal applications.

(2)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
(3)	TV Station KTBU-DT is licensed to Conroe, Texas and is part of the Houston DMA.

License Grant and Renewal

Pursuant to the Communications Act, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;
•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and
•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

Alien Ownership

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens, whom the FCC refers to as “aliens,” or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and in the past the FCC has made such an affirmative finding in the broadcast context only in limited circumstances. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens. In 2013, the FCC issued a declaratory ruling that notwithstanding its past practices it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the stock of the parent of a broadcast licensee. In 2015, the FCC initiated a rulemaking proceeding proposing to simplify the foreign ownership approval process for broadcast station licensees. In acting upon a request for declaratory ruling, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy, and trade policy issues. Our certificate of incorporation provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.

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

Local Radio Ownership

Although current FCC rules allow one entity to own, control or hold attributable interests in an unlimited number of AM and FM radio stations nationwide, the Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets (generally defined as those counties in the Nielsen® Metro Survey Area, where they exist) in which a single entity may own an attributable interest as follows:

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

Local Television Ownership

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals only if (i) one of the two commonly owned stations is not ranked in the top four based upon audience share, and (ii) there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market. The rules also permit the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built. The FCC also grants satellite waivers when one or more television stations operate as satellites of another station.  We currently operate WTCV as a parent station and WVEO and WVOZ-TV as satellite stations in the Puerto Rico designated market area pursuant to a satellite waiver. Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the other station.  Based on an Order adopted by the FCC in March 2014, a television station that is a party to a JSA to which it sells more than 15% of the advertising time of another television station in the same market will be deemed to have an attributable interest in the station for which it sells advertising time.  This ruling became effective on June 19, 2014.  Parties to JSA agreements in effect as of June 19, 2014 that do not comply with the FCC’s Local Television Ownership Rule were given two years to bring the JSA into compliance, seek a waiver or eliminate the JSA. Congressional action extended this deadline to October 1, 2025. We are not currently a party to any JSAs, so the FCC’s Order does not affect us at this time.

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

Indecency and Profanity

Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licenses for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. We also have a few outstanding indecency proceedings against our stations.

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

Closed Captioning and Video Description Rules

FCC rules require the majority of programming broadcast by television stations to contain closed captions. The rules allow a video programming owner to file a petition for exemption from the rules. We have filed a petition for exemption from the rules based upon a showing of undue burden. During the pendency of an undue burden determination, the video programming subject to the request for exemption is considered exempt from the closed captioning requirement. In January 2012, the FCC adopted rules to require that television programming broadcast or transmitted with captioning include captioning if subsequently made available online, for example, by streaming content on broadcasters’ websites. In 2014, the FCC adopted an Order expanding the IP captioning rules to brief segments or clips of video programs that are carried on the Internet.  The new rules will phase in between January 1, 2016 and July 1, 2017.

FCC rules also require, in part, that affiliates of the top-four national broadcast networks in the top 60 markets provide a minimum of 50 hours of video-described primetime and/or children’s programming each calendar quarter.

Commercial Advertisement Loudness Mitigation

Rules enacted by the FCC that require our television broadcast stations to transmit commercials and adjacent programming at the same volume went into effect in December 2012.

Recordkeeping

The FCC rules require broadcast stations to maintain various records regarding operations, including equipment performance records and a log of a station’s operating parameters. Broadcast stations must also maintain a public inspection file. Portions of the public inspection files maintained by television stations are hosted on an FCC-maintained website. The FCC recently adopted rules that will also require radio station public inspection files to be hosted on an FCC-maintained website.  The rules are expected to go into effect in late 2016 and will initially cover stations located in the top 50 markets.

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

Repurposing of Broadcast Spectrum for Other Uses

Federal legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary “broadcast incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require television stations that do not participate or are not selected in the reverse auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to a nationwide total of $1.75 billion.

The FCC has adopted rules concerning the incentive auction and the repacking of the television band and has commenced the auction process. Under the auction rules implemented by the FCC, television stations will be given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers will bid to acquire spectrum from the government in a related “forward” auction. Applications from television stations to participate in the reverse auction were due on January 12, 2016 and the reverse auction will begin on March 29, 2016. We have filed applications to participate in the auction for stations in Miami, Houston, and Puerto Rico.  We and our agents, employees, officers, directors and owners are subject to strict FCC prohibitions on directly or indirectly communicating—both internally and externally—information regarding our bidding strategy or the status of our bids in the auction. Accordingly, we will not be able to publicly communicate any updated information about our application other than as stated above. In particular, we will not be able to publicly communicate the preliminary results of our participation in the auction, which we may be apprised of as early as the second quarter of 2016, until the auction is completed, which may not be before the fourth quarter of 2016. These restrictions could have the effect of limiting our ability to access the equity or debt markets during that period, which could adversely impact our ability to raise additional capital or refinance our indebtedness, thereby adversely impacting our ability to reduce our cost of borrowing. If the FCC believes that there have been irregularities in our bidding, or receives a complaint to such effect, then it may launch an investigation and require us to demonstrate that we took adequate precautions to limit our public communications during the auction. Any violation of these prohibitions could result in significant penalties and reversal of our bids, any of which could have a material adverse effect on our business, financial condition and results of operations.

Following completion of the incentive auction, the FCC will “repack” the remaining television broadcast spectrum, which may require certain television stations that did not participate or were not selected in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC will reimburse stations for reasonable relocation costs up to a nationwide total of $1.75 billion. When repacking, the FCC will make reasonable efforts to preserve a station’s coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF band, the band in which most of our television broadcast licenses operate, to the VHF band or from the high VHF band to the low VHF band.

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

We have experienced net losses in the past and in the year ended December 31, 2015, we recorded a net loss available to common stockholders of $27.0 million. Failure to achieve sustained profitability may adversely affect our ability to raise additional capital and our ability to meet our obligations. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our debt obligations, redeem or refinance our Series B preferred stock or finance future acquisitions would negatively impact our business, financial condition, results of operations and cash flows.

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

Our New York, Los Angeles and Miami markets accounted for more than 60% of our net revenue for the year ended December 31, 2015. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.

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

We have pursued, and will continue to pursue, as a growth strategy the expansion of our media business through selective acquisitions and affiliations, primarily in the largest U.S. Hispanic markets, such as our exchange of radio stations for television stations in Puerto Rico in early 2016. We cannot assure you that our growth strategy will be successful, particularly given that the occurrence of the Voting Rights Triggering Event currently precludes us from incurring additional indebtedness. Our growth strategy is subject to a number of risks, including, but not limited to:

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

Although we recorded positive consolidated operating income for our television segment in 2015 under our indenture governing our Notes, our television segment was not profitable per GAAP and may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

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

If we do not record positive consolidated station operating income for our television segment for any applicable period, beginning on April 15, 2013, additional interest will be payable on our 12.5% senior secured notes due 2017 in cash at a rate of 2.00% per annum (the “Additional Interest”) on (i) the original principal amount of our 12.5% senior secured notes due 2017 plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period. Please see “Risks Related to Our Indebtedness and Preferred Stock” for further discussion related to our 12.5% senior secured notes due 2017. As defined by our indenture, we recorded positive consolidated station operating income for our television segment for the four fiscal quarter period ended on December 31, 2015.

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

Our efforts to monetize our spectrum assets in the upcoming Broadcast Incentive Auction or otherwise may not be successful.  We will not be able to communicate specific information about our efforts to monetize our spectrum in the auction until the results of the auction are publicly announced by the FCC which may adversely impact our ability to access debt and equity markets during that period.

The monetization of our spectrum assets is part of our strategy.  In the upcoming Broadcast Incentive Auction, we have filed applications to participate with our spectrum in select markets.  The Broadcast Incentive Auction is scheduled to occur in 2016, but may be cancelled, delayed or materially altered.  Accordingly, we may not have the opportunity to monetize our spectrum assets in the Broadcast Incentive Auction on terms that are acceptable to us, or at all.  We also may not generate significant proceeds or may generate lower proceeds than anticipated in the auction.  In addition, we and our agents, employees, officers, directors, and owners are subject to strict FCC prohibitions on directly or indirectly communicating, both internally and externally, information regarding our bidding strategy or the status of our bids in the auction after the commencement of the auction, which occurred on January 12, 2016.  Accordingly, we are not able to publicly communicate any updated information about our applications other than as stated above.  In particular, we will not be able to publicly communicate the preliminary results of our participation in the auction, which we may be apprised of as early as the second quarter 2016, until the auction is completed, which may not be before the fourth quarter 2016. These restrictions could have the effect of limiting our ability to access the equity or debt markets during that period, which could adversely impact our ability to raise additional capital or refinance our indebtedness, thereby adversely impacting our ability to reduce our cost of borrowing.  If the FCC believes that there have been irregularities in our bidding, or receives a complaint to such effect, then it may launch an investigation and require us to demonstrate that we took adequate precautions to limit our public communications during the auction.  Any violation of these prohibitions could result in significant penalties and reversal of our bids, any of which could have a material adverse effect on our ability to monetize our assets or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, we may seek to monetize our spectrum assets by entering into other transactions with respect to such assets, Such other efforts to monetize such assets that we undertake may not be successful.

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

The broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. For example, the FCC has implemented new technologies in the broadcast industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies that significantly enhance the sound quality of AM and FM broadcasts. In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services. In other cases, the introduction of new technologies and services could increase competition and have an adverse effect on our revenue. Recent new media technologies and evolving services include the following:

•	personal digital audio devices (e.g. smartphones and tablets);
•	satellite-delivered digital audio radio service, which has resulted in a satellite radio service with multichannel programming and enhanced sound quality;
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

As of December 31, 2015, we had approximately $352.2 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $319.4 million on our consolidated balance sheet. These unamortized intangible assets represented approximately 78% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, are not amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

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

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 83% of the combined voting power of our outstanding shares of common stock as of December 31, 2015. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire Board of Directors, mergers and acquisitions and sales of all or substantially all of our assets. In addition, Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy.

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

We are currently out of compliance with the Nasdaq Stock Market (“NASDAQ”) rules relating to the minimum market value of our publicly held shares for continued listing on the NASDAQ Global Market.  We have until July 26, 2016 to regain compliance. There is no assurance that we will be able to regain compliance by that date.

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

The television and radio broadcasting and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, we are required to obtain, and periodically renew, licenses from the FCC to operate our radio and television stations. The FCC may not approve our future renewal applications, or it may approve them for less than the full term or subject to conditions or qualifications. FCC license renewal applications for our flagship WSKQ-FM station, which accounts for a material portion of our net revenue, were filed on January 31, 2006 and February 3, 2014.  Petitions to deny the applications were filed alleging that WSKQ-FM had broadcast indecent material during the license term. We filed opposition pleadings categorically stating that the allegations made did not raise sufficient questions to warrant nonrenewal of the license. On March 9, 2016, the FCC released a decision denying the allegations and granting the license renewal applications. Although a station can continue to operate under its expired license pursuant to FCC rules until the FCC takes action on its renewal application and the FCC grants renewal of broadcast licenses in the great majority of cases, we cannot be assured that our licenses will be renewed on favorable terms or at all. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The FCC has begun an incentive auction to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. The incentive auction process has three components.

First, the FCC will conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish its station’s spectrum by surrendering the station’s license; relinquish the right to the station’s spectrum and thereafter share spectrum with another station; or, for stations that operate in the UHF spectrum, modify the station’s UHF channel license to a VHF channel license.  Applications for television stations to participate in the reverse auction were due January 12, 2016. We have filed applications to participate in the auction for stations in Miami, Houston, and Puerto Rico.  The reverse auction will commence on March 29, 2016, when television stations participating in the auction are required to make their initial bid commitments.  Second, the FCC will conduct a forward auction of the relinquished broadcast spectrum to new users.  Third, the FCC will “repack” television stations that do not relinquish spectrum in the auction in remaining television broadcast spectrum, which may require certain television stations that did not participate or were not selected in the reverse auction  to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a nationwide total of $1.75 billion. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station’s coverage area and population served. The FCC is prohibited from requiring a station to move involuntarily from the UHF spectrum band, the band in which most of our television licenses operate, to the VHF spectrum band or from the high VHF band to the low VHF band.   The outcome of the incentive auction and repacking of broadcast television spectrum or the impact of such items on our business cannot be predicted.

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

Our businesses depend upon maintaining their broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years and are subject to renewal thereafter. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the past, a few of our stations have operated on expired licenses while their applications for renewal remain pending. We cannot be certain that our future renewal applications will be approved or that the renewals will not include conditions or qualifications that could adversely affect our operations or result in material impairments, which could adversely affect our business, financial condition, results of operations and cash flows. If any of our FCC licenses are not renewed, we could be prevented from operating the affected station and generating revenue from it.

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

Risks Related to Our Indebtedness and Preferred Stock

As a result of our not having sufficient funds legally available to repurchase our Series B preferred stock upon request on October 15, 2013, a Voting Rights Triggering Event occurred and our business is thus subject to significant restrictions.

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

Our ability to generate sufficient cash flow from operations to pay the principal, premium, if any, and interest on our indebtedness, due April 15, 2017, and to pay the liquidation preference and cash dividend obligations under our Series B preferred stock, respectively, is uncertain. Our future debt service obligations could exceed the amount of our available cash. In addition, the Indenture that governs the Notes and the occurrence of the Voting Rights Triggering Event limit our ability to engage in activities that may be in our long-term best interest.

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

The plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013.  In connection with their claims, the plaintiffs also seek an award of contract damages.  On June 27, 2014, the Court denied our motion to dismiss part of the complaint (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013).  A hearing on our motion to dismiss the remainder of the complaint was held on February 10, 2015. On May 19, 2015, the Court of Chancery granted our motion to dismiss three of the four counts in the complaint. An order dismissing those Counts with prejudice was entered on May 22, 2015. At present, one of the counts of the amended complaint remains outstanding. Although we believe the claims are without merit, an adverse determination could have a material adverse effect on our business.

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

In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We lease (i) all of our other transmitter sites, with lease terms that expire between 2016 and 2082, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio station in Chicago.  We lease backup transmitter facilities for our stations WSKQ-FM and WPAT-FM in New York, KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM, WCMQ-FM and WXDJ-FM in Miami, and KRZZ-FM in San Francisco. We own a back-up transmitter site in San Juan, Puerto Rico for any of our five radio stations covering the San Juan metropolitan area. These backup transmitter facilities are a significant part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency.

We own most of the properties used for the operations of our television stations. These properties include offices, studios, master control and production facilities located in Miami, New York, Los Angeles and Puerto Rico. We lease a combined studio and tower site in Key West, Florida for WSBS-TV, a transmitter site for WSBS-CD, in Pembroke Park, Florida, and two separate transmitter sites for WTCV-DT and WVEO-DT, in San Juan and Aguadilla, Puerto Rico, respectively.  In addition, we lease office space in Houston, Texas for KTBU-TV, which houses our sales offices and operations.

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

On May 19, 2015, the Court of Chancery granted our motion to dismiss Counts I, II and IV of the amended complaint. An order dismissing those Counts with prejudice was entered on May 22, 2015.

At present, Count III of the amended complaint remains outstanding. Court of Chancery Rule 41(e) permits any party (or the Court sua sponte) to move for a dismissal for failure to prosecute in any case wherein no action has been taken for a period of one year. Given that the last action in this case was taken on May 22, 2015, such a motion may be filed on or after May 22, 2016. We note, however, that such a motion could be denied if “good reason for the inaction is given,” as provided by Rule 41(e).

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

	2015		2014
	High	Low	High	Low
First quarter	$4.44	2.20	$6.41	3.25
Second quarter	6.99	3.68	7.46	4.07
Third quarter	7.30	4.26	5.95	4.04
Fourth quarter	6.35	2.91	4.37	1.99

(b)	Record Holders

As of March 21, 2016, there were approximately 90 record holders of our Class A common stock, three record holders of our Class B common stock and one record holder of our Series C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Series C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Series C preferred stock is convertible into two shares of Class A common stock.

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

The following table sets forth, as of December 31, 2015, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

	Number of Shares
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Plan Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders:
2006 Omnibus Equity Compensation Plan	80,000	$6.10	240,800
1999 Stock Option Plan	42,500	19.23	—
Non-Employee Directors Stock Option Plan	5,000	25.80	—
Equity Compensation Plans Not Approved by Stockholders (1):	—	—	—

Total	127,500		240,800

(1)	We do not have any equity compensation plans which have not been approved by our stockholders.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 100 affiliate radio stations serving over 53 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 90% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 11.0 million listeners in an average week with our targeted networks.  For the years ended 2015 and 2014, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 91% and 89% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida and Houston and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 70 hours of original programming per week.  For the years ended 2015 and 2014, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 9% and 11% of our consolidated net revenues, respectively.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2015 and 2014, local revenue comprised 63% and 64% of our gross revenue, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the years ended 2015 and 2014, national revenue comprised 13% and 12% of our gross revenue, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Networks platform by our network sales staff. For the years ended 2015 and 2014, network revenue comprised 8% and 6% of our gross revenue.

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

In addition to cash advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the years ended 2015 and 2014, these revenues combined comprised approximately 15% and 18% of our gross revenue, respectively.

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

Year Ended 2015 Compared to Year Ended 2014

The following summary table presents separate financial data for each of our operating segments (in thousands).

	Year Ended
	December 31,
	2015	2014
Net revenue:
Radio	$133,624	130,505
Television	13,275	15,775
Consolidated	$146,899	146,280
Engineering and programming expenses:
Radio	$23,101	21,132
Television	7,660	8,777
Consolidated	$30,761	29,909
Selling, general and administrative expenses:
Radio	$60,706	59,981
Television	5,868	7,558
Consolidated	$66,574	67,539
Corporate expenses:	$10,462	9,720
Depreciation and amortization:
Radio	$1,813	2,009
Television	2,621	2,748
Corporate	368	368
Consolidated	$4,802	5,125
(Gain) loss on the disposal of assets, net:
Radio	$(78)	(1,204)
Television	2	—
Corporate	(11)	—
Consolidated	$(87)	(1,204)
Impairment charges and restructuring costs:
Radio	$925	—
Television	—	—
Corporate	(389)	(153)
Consolidated	$536	(153)
Operating income (loss):
Radio	$47,157	48,587
Television	(2,876)	(3,308)
Corporate	(10,430)	(9,935)
Consolidated	$33,851	35,344

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2015 and 2014. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and related notes.

	Year Ended
	December 31,
	2015	2014
Net revenue	$146,899	146,280
Engineering and programming expenses	30,761	29,909
Selling, general and administrative expenses	66,574	67,539
Corporate expenses	10,462	9,720
Depreciation and amortization	4,802	5,125
(Gain) loss on disposal of assets, net of disposal costs	(87)	(1,204)
Impairment charges and restructuring costs	536	(153)
Operating income	$33,851	35,344
Interest expense, net	(39,847)	(39,719)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(9,734)
Income tax expense (benefit)	11,225	5,842
Net loss	$(26,955)	(19,951)

Net Revenue

The increase in our consolidated net revenues of $0.6 million or less than 1% was due to increases in our radio segment offset by decreases in our television segment and special events net revenues. Our television segment net revenues decreased $2.5 million or 16%, due to the decreases in special events revenue, paid-programming and local spot sales offset by increases in national and digital sales.  Our radio segment net revenues increased $3.1 million or 2%, due to increases in network, digital and national sales, which was offset by a decrease in special events and barter sales.  Our special events revenue decrease occurred primarily in our Los Angeles, Miami, and New York markets and our barter sales decrease occurred mostly in our Chicago, Miami, and Puerto Rico markets.  Our network sales increase was directly related to our “AIRE Radio Networks” advertising platform, which was launched on January 1, 2014.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.9 million or 3% was due to the increase in our radio segment offset by decreases in our television segment’s expenses. Our radio segment expenses increased $2.0 million or 9%, mainly due to an increase in compensation and benefits, talent fees and related ratings bonuses, as well as increases in music license fees.  Our television segment expenses decreased $1.1 million or 13%, primarily due to a decrease in programming content expenses.

Selling, General, and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $1.0 million or 1% was due to decreased expenses in our television segment offset by increases in the radio segment.  Our television segment expenses decreased $1.7 million or 22%, primarily due to decreases in special events and bad debt expenses.  Our radio segment expenses increased $0.7 million or 1%, mainly due to increases in compensation and benefits, commissions and bonuses, AIRE network-affiliate station compensation, and facilities expenses offset by decreases in special events and legal expenses.

Corporate Expenses

The increase in corporate expenses of $0.7 million or 8% was mostly due to increases in professional fees, facilities and insurance expenses offset by a decrease in compensation and benefits, primarily related to having granted a retention bonus to the CEO, pursuant to his new employment agreement in 2014.

(Gain) loss on the disposal of assets, net

The decrease in gains from the disposal of assets of $1.1 million or 93% was primarily related to having sold a tower for a gain in the Los Angeles area during 2014.

Impairment Charges and Restructuring Costs

The increase in impairment charges of $0.7 million or 450% was primarily due to the impairment of an FCC broadcasting license in our San Francisco market.

Operating Income

The decrease in operating income of $1.5 million or 4% was mainly due to the impairment of an FCC broadcasting licenses in San Francisco in 2015, as well as the gain on the sale of a tower in Los Angeles in 2014.

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

 Income Tax (Benefit) Expense

The increase in income tax expense of $5.4 million was primarily a result of an increase in our deferred tax liability on our indefinite-lived intangibles, and a set-up of a valuation allowance in Puerto Rico.

Net Loss

The increase in net loss of $7.0 million was primarily due to the increase in income tax expense and a gain on the sale of a tower in Los Angeles in 2014.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015 and 2014, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases.

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

12.5% senior secured notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”), due April 15, 2017, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering. We have engaged financial advisors to assist us in developing a refinancing strategy. Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our spectrum assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. There can be no assurance that we will be able to successfully implement our strategy.

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

Although for the Additional Interest applicable periods (1), (2), (3), (4), (5), (6) and (7) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, during those respective periods, no Additional Interest was incurred and/or payable.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 10 to the audited consolidated financial statements) currently prevents us from incurring any such additional debt.

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes are fully and unconditionally guaranteed by each of our existing wholly owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the “Puerto Rican Subsidiaries”), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of our nonguarantor subsidiaries.

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

As of December 31, 2015, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2015 and 2014, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	Year Ended
	December 31,		Change
	2015	2014	$
Capital expenditures:
Radio	$1,316	1,415	(99)
Television	805	437	368
Corporate	351	364	(13)
Consolidated	$2,472	2,216	256

Net cash flows provided (used in) by operating activities	$(1,830)	4,375	(6,205)
Net cash flows provided (used in) investing activities	(2,382)	(946)	(1,436)
Net cash flows provided (used in) financing activities	(336)	(3,004)	2,668
Net increase in cash and cash equivalents	$(4,548)	425

Capital Expenditures

The increase in our capital expenditures was primarily due to various upgrades to television related studio and technical equipment and computer hardware at SBS Miami Broadcast Center.

Net Cash Flows Provided by (Used in) Operating Activities

Changes in our net cash flows from operating activities were primarily a result of a decrease in cash receipts from our trade receivables offset by a decrease in cash payments paid to vendors within accounts payable and accrued expenses.

Net Cash Flows Provided by (Used in) Investing Activities

Changes in our net cash flows from investing activities were a result of the absence of cash proceeds received from the sale of a tower in the Los Angeles area.

Net Cash Flows Provided by (Used in) Financing Activities

Changes in our net cash flows from financing activities were a result of the absence of a promissory note for which the final payment was made in 2014.

Preferred and Common Stock

As of December 31, 2015, we had the following series of capital stock outstanding:

•	90,549 issued shares of Series B preferred stock with an aggregate liquidation preference of $90.5 million and accumulated and unpaid dividends of $55.6 million;
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

Recent Developments

NASDAQ Listing

On January 28, 2016, we received a written deficiency notice (the “Notice”) from the NASDAQ Stock Market (“NASDAQ”) advising us that the market value of our Class A Common Stock for the previous 30 consecutive business days had been below the minimum $15,000,000 required for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450 (b)(3)(C) (the “Rule”).

Pursuant to NASDAQ Listing Rule 5810(c)(3)(D) (the “Listing Rule”), we are provided an initial grace period of 180 calendar days, or until July 26, 2016, to regain compliance with the Rule. The Notice further provided that NASDAQ would provide written confirmation stating that SBS had achieved compliance with the rule if at any time before July 26, 2016, the market value of its publicly held shares closed at $15,000,000 or more for a minimum of 10 consecutive business days.

If we do not regain compliance with the Rule by July 26, 2016, NASDAQ will provide written notification to us that our Class A Common Stock is subject to delisting from NASDAQ at which time we will have an opportunity to appeal the determination to a NASDAQ Hearing Panel.

Exchange of Stations in Puerto Rico

On January 4, 2016, the Company completed an asset exchange with International Broadcasting Corp. under which the Company agreed to exchange certain assets used or useful in the operations of WIOA-FM, WIOC-FM, and WZET-FM in Puerto Rico for certain assets used or useful in the operations of WTCV (DT), WVEO (DT), and WVOZ (TV) in Puerto Rico previously owned and operated by International Broadcasting Corp. The asset exchange is further discussed in note 3 of the Notes to Consolidated Financial Statements.

FCC Broadcast Incentive Auction

We have filed applications to participate in the FCC’s television spectrum incentive auction with television stations in Miami, Houston, and Puerto Rico to potentially generate cash proceeds that are expected to be created by the auction process. There can be no assurance that the FCC’s television spectrum incentive auction will be successfully completed and any potential cash proceeds will be subsequently realized.

Litigation- Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking a declaratory judgment that a “Voting Rights Triggering Event” had occurred (as of April 15, 2010) under our certificate of designations for the Series B preferred stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim alleges that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”) under the Indenture governing the Notes, among other things, were prohibited incurrences of indebtedness under the Certificate of Designations.

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an injunction requiring us to repurchase the Series B preferred stock and an award of contract damages.

On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP (collectively with Visium Catalyst Credit Master Fund, Ltd., “Plaintiffs”) as additional plaintiffs. We filed an Opening Brief in support of our Motion to Dismiss on March 31, 2014. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the amended complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the amended complaint.  A hearing on our motion to dismiss Counts I, II and IV of the amended complaint was held on February 10, 2015. On May 19, 2015, the Court of Chancery granted our motion to dismiss Counts I, II and IV of the amended complaint. An order dismissing those Counts with prejudice was entered on May 22, 2015.

At present, Count III of the amended complaint remains outstanding. Court of Chancery Rule 41 (e) permits any party (or the Court sua sponte) to move for a dismissal for failure to prosecute in any case wherein no action has been taken for a period of one year. Given that the last action in this case was taken on May 22, 2015, such a motion may be filed on or after May 22, 2016. We note, however, that such a motion could be denied if “good reason for the inaction is given”, as provided by Court of Chancery Rule 41 (e).

We deny the allegations contained in the amended complaint and, to the contrary, assert that we have been and continue to be in full and complete compliance with all of our obligations under the Certificate of Designations, as fully disclosed in our public filings dating back to 2009. Accordingly, we believe that the complaint’s allegations are frivolous and wholly without merit and intend to contest such allegations vigorously.

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

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2016 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 10.0% for radio licenses and 12.5% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of December 31, 2015. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $15.2 million.

The table below presents the percentage, within a range, by which the fair value of our broadcasting licenses exceeded their carrying value as of December 31, 2015 for 8 units of accounting (i.e. markets).

	Percentage Range by which the Fair Value Exceeds the Carrying Value for the Units of Accounting as of December 31, 2015
		Greater than	Greater than
	0% to 5%	5% to 15%	15%
Number of units of accounting	3	2	3
Carrying value (in thousands)	$53,273	$115,169	$153,689

As a result of the annual fourth quarter 2015 impairment test of our broadcasting licenses, there were three units of accounting where the fair value exceeded its carrying value by 5% or less as of December 31, 2015. In aggregate, this unit of accounting has a carrying value of $53.3 million and represents 12% of our total assets.

In addition to conducting our annual impairment testing, at each interim reporting period we performed a qualitative assessment for each unit of accounting for triggering events that could have indicated impairment to our FCC broadcasting licenses. In this assessment, we considered the qualitative factors that are outlined in FASB ASC 350-30-35-18B, which include, but are not limited to, the state of the economy, advertising demand, market conditions, broadcasting industry future growth rates, regulatory matters and technology. During the year ended December 31, 2014, we determined that there were no impairments of our FCC broadcasting licenses. An interim analysis was conducted for the quarter ended September 30, 2015 and it was determined that the San Francisco accounting unit was impaired by $0.9 million.

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

During the years ended December 31, 2015 and 2014, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) limited trading volume; (2) the impact of our television segment operating losses; and (3) the significant voting control of our Chairman and CEO.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheets. FASB ASC 740, Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles – Goodwill and Other, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes. We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future with the exception of certain deferred tax assets of a U.S. licensing entity. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This new standard requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases and disclose key information about the leasing agreements.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments – Recognition and Measurement. The new guidance changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value and as such these investments may be measured at cost.  The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.  This new standard provides guidance to simplify the presentation of deferred taxes in a classified statement of financial position. The guidance requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company elected to retroactively adopt the accounting standard in the beginning of the fourth quarter of 2015, and the adoption had no material impact on the consolidated financial position of the Company.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets.  This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis.  Upon adoption of the guidance, the Company will present debt issuance costs as a deduction from the long-term debt in the balance sheet.  Debt issuance costs totaled $4.5 million as of December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern.  This new standard defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. We are currently evaluating the impact, if any, that this new standard will have on our consolidated financial statement disclosures.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2015 and 2014, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports or filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2015, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as a result of a material weakness in internal control over financial reporting discussed below, that our disclosure controls and procedures were not effective as of the end of the period covered by this report.  However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

As discussed in Item 4. Controls and Procedures on our Form 10-Q for the quarterly period ended September 30, 2015, management concluded, in November 2015, that a control deficiency with respect to the precision of the review of the calculation of the provision for income taxes constituted a material weakness in internal controls over financial reporting.  Since such time, management has implemented the following remedial measures: the Company has engaged an independent third party tax expert to perform an additional review of the provision and developed a detailed checklist to more clearly identify the specific review procedures.  The checklist has also strengthened the Company’s documentation process and the communication between management, the independent income tax provision preparer, and the independent third party tax specialist assisting with the review, resulting in an improved evaluation of the provision.  The remedial actions resulted in the determination of the required revision to the 2014 previously issued financial statements as discussed in footnote 2(b) included in Part IV Financial Statements.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting, as of December 31, 2015 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we consider that the material weakness related to the precision of the review of the calculation of the provision for income taxes not to have been fully remediated and is still present as of December 31, 2015 as the remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

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

During the quarter ended December 31, 2015, management revised its policies and procedures with respect to controls over the precision of the review of the calculation of the provision for income taxes.  Except as described above, there were no changes in our internal control over financial reporting during our quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information called for by Item 14 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2015 and 2014;
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014;
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2015 and 2014;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this report:

•	Financial Statement Schedule – Valuation and Qualifying Accounts.
3.	Exhibits Required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spanish Broadcasting System, Inc. and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Spanish Broadcasting System, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index at Item 8.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in Note 8 of the Notes to Consolidated Financial Statements, the 12.5% Senior Secured Notes have a maturity date of April 2017. Inability of the Company to repay or refinance these notes on at least comparable terms could result in significant liquidity requirements on the Company. Our opinion is not modified with respect to this matter.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

April 13, 2016

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share data)

	December 31,	December 31,
Assets	2015	2014

Current assets:
Cash and cash equivalents	$19,443	$23,991
Receivables:
Trade	34,415	27,506
Barter	231	205
	34,646	27,711
Less allowance for doubtful accounts	1,431	2,322
Net receivables	33,215	25,389
Prepaid expenses and other current assets	5,318	3,928
Total current assets	57,976	53,308
Property and equipment, net of accumulated depreciation of $71,590 in 2015 and $69,632 in 2014	30,460	32,382
FCC broadcasting licenses	319,356	323,055
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,020 in 2015 and $924 in 2014	1,528	1,624
Deferred financing costs, net of accumulated amortization of $13,080 in 2015 and $9,706 in 2014	4,535	7,910
Assets held for exchange	2,794	—
Deferred tax assets	1,758	4,213
Other assets	531	728
Total assets	$451,744	$456,026
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,552	$13,559
Accrued interest	7,194	7,202
Unearned revenue	796	449
Other liabilities	30	269
Current portion of other long-term debt	306	336
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at December 31, 2015 and 2014 and $55,565 and $45,831 of dividends payable as of December 31, 2015 and 2014, respectively.	146,114	136,380
Total current liabilities	170,992	158,195
Other liabilities, less current portion	3,007	3,030
Derivative instruments	220	408
12.5% senior secured notes due 2017, net of unamortized discount of $2,609 in 2015 and $4,343 in 2014	272,391	270,657
Other long-term debt, less current portion	4,616	4,922
Deferred tax liabilities	99,066	90,604
Total liabilities	550,292	527,816
Commitments and contingencies (note 12 and 14)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	525,344	525,335
Accumulated other comprehensive loss, net	(220)	(408)
Accumulated deficit	(623,676)	(596,721)
Total stockholders’ deficit	(98,548)	(71,790)
Total liabilities and stockholders’ deficit	$451,744	$456,026

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2015 and 2014

(In thousands, except per share data)

	Year Ended
	December 31,
	2015	2014
Net revenue	$146,899	$146,280
Operating expenses:
Engineering and programming	30,761	29,909
Selling, general and administrative	66,574	67,539
Corporate expenses	10,462	9,720
Depreciation and amortization	4,802	5,125
Total operating expenses	112,599	112,293
(Gain) loss on the disposal of assets	(87)	(1,204)
Impairment charges and restructuring costs	536	(153)
Operating income	33,851	35,344
Other (expense) income:
Interest expense	(39,885)	(39,724)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(9,734)
Interest income	38	5
Loss before income taxes	(15,730)	(14,109)
Income tax expense (benefit)	11,225	5,842
Net loss	$(26,955)	(19,951)
Basic and Diluted net loss per common share	$(3.71)	(2.75)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267
Net loss	$(26,955)	(19,951)
Other comprehensive (loss) income, net of taxes- unrealized gain on derivative instrument	188	194
Total comprehensive loss	$(26,767)	(19,757)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2015 and 2014

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2013	380,000	$4	4,166,991	$—	2,340,353	$—	$525,334	$(602)	$(576,770)	$(52,034)
Stock-based compensation	—	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	—	—	(19,951)	(19,951)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	194	—	194
Balance at December 31, 2014	380,000	4	4,166,991	—	2,340,353	—	525,335	(408)	(596,721)	(71,790)
Stock-based compensation	—	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	—	—	(26,955)	(26,955)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	188	—	188
Balance at December 31, 2015	380,000	$4	4,166,991	$—	2,340,353	$—	$525,344	$(220)	$(623,676)	$(98,548)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

(In thousands)

	Year Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(26,955)	$(19,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	9,734	9,734
(Gain) loss on the disposal of assets	(87)	(1,204)
Impairment charges	536	(153)
Stock-based compensation	9	1
Depreciation and amortization	4,802	5,125
Net barter (income) loss	(385)	(5)
(Benefit) provision for trade doubtful accounts	(343)	695
Amortization of deferred financing costs	3,375	3,354
Amortization of original issued discount	1,734	1,519
Deferred income taxes	10,917	5,634
Unearned revenue-barter	706	197
Changes in operating assets and liabilities:
Trade receivables	(7,783)	3,582
Prepaid expenses and other current assets	(1,064)	(1,150)
Other assets	197	490
Accounts payable and accrued expenses	2,659	(2,679)
Accrued interest	(8)	(69)
Other liabilities	126	(745)
Net cash provided (used) by operating activities	(1,830)	4,375
Cash flows from investing activities:
Purchases of property and equipment	(2,472)	(2,216)
Proceeds from the sale of property and equipment	90	1,270
Net cash provided (used) in investing activities	(2,382)	(946)
Cash flows from financing activities:
Payments of other long-term debt	(336)	(3,004)
Net cash provided (used) in financing activities	(336)	(3,004)
Net increase (decrease) in cash and cash equivalents	(4,548)	425
Cash and cash equivalents at beginning of year	23,991	23,566
Cash and cash equivalents at end of year	$19,443	23,991
Supplemental cash flows information:
Interest paid	$34,773	$34,891
Income tax paid, net	$452	$410
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$188	$194

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(1)	Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries owns 20 radio stations in the Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco markets. In addition, we own and operate three television stations, which operate as one television operation, branded as “MegaTV.” We also have various MegaTV broadcasting outlets under affiliation or programming agreements. As part of our operating business, we produce live concerts and events and maintain multiple bilingual websites, including www.LaMusica.com, Mega.tv, various station websites, as well as the LaMusica mobile app providing content related to Latin music, entertainment, news and culture.

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

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015 and 2014, we had a working capital deficit due to the reclassification of our series B preferred stock as a current liability, even though under Delaware law the series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders have legal remedies that would require such repurchases (see note 10).

(b)	Revision of Prior Period Consolidated Financial Statements

The Company identified an adjustment related to the release of the valuation allowance related to certain deferred tax assets in two of our subsidiaries. The adjustment increased certain deferred tax assets and increased net income related to the release of the valuation allowance in a prior period. In addition, our accumulated deficit balance in stockholders’ deficit decreased as a result of the adjustment.

In order to assess materiality with respect to the adjustments, the Company considered Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of the adjustments on prior period consolidated financial statements was immaterial. Therefore, the cumulative adjustment as of December 31, 2014 has been recorded as an opening adjustment of $2.4 million on the Consolidated Statements of Changes in Stockholders’ Deficit. Due to jurisdictional netting rules, this adjustment was reflected as an increase to the deferred tax asset of $4.2 million and an increase to the deferred tax liability of $1.8 million. The $4.2 million deferred tax assets consists of the net DTA for the US Licensing entities of $1.9 million and the net DTA for SBS of Puerto Rico of $2.3 million.

The impact of the adjustments on the Consolidated Statements of Changes in Stockholders’ Deficit at December 31, 2013 and 2014 is as follows:

	Previously Reported	Adjustment	As Revised
	(In thousands)
Changes to accumulated deficit
Balance at December 31, 2013	$(579,185)	$2,415	$(576,770)
Balance at December 31, 2014	(599,136)	2,415	(596,721)

Additionally, the impact of the adjustment on the December 31, 2014 Consolidated Balance Sheet is as follows:

		December 31, 2014
	Previously Reported	Adjustment	As Revised
	(In thousands)
Deferred tax assets	$—	$4,213	$4,213
Total assets	451,813	4,213	456,026
Deferred tax liabilities	88,806	$1,798	90,604
Total liabilities	526,018	1,798	527,816
Accumulated deficit	(599,136)	2,415	(596,721)
Total deficit	(74,205)	2,415	(71,790)
Total liabilities and deficit	451,813	4,213	456,026

The Consolidated Statements of Operations for the year ended December 31, 2014 has not been adjusted as the impact on net loss is not material to those consolidated financial statements. In considering whether the Company should amend its previously filed Form 10-K 2014, the Company’s evaluation of SAB 99 considered that the aggregate impact of the adjustment did not impact the Company’s loss before income taxes and was not material to the Company’s net loss, had no impact on operating cash flows, and had an insignificant impact on the Consolidated Balance Sheets. In aggregate, the Company does not believe it is probable that the views of a reasonable investor would have changed by this adjustment in the 2014 consolidated financial statements to warrant an amended Form 10-K. Accordingly, the adjustment was made to the December 31, 2014 Consolidated Balance Sheet and the Consolidated Statement of Changes in Stockholders’ Deficit as described above using the SAB 108 approach.

(c)	Revenue Recognition

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

(d)	Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For each of the years ended December 31, 2015 and 2014, we generated income from the recovery of previously recognized bad debt expense of $0.3 million and incurred bad debt expense of $0.7 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

(e)	Property and Equipment

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

(f)	Assets Held for Exchange

Long lived assets or asset groups that have met the initial criteria to be classified as held for sale (disposal group) and have not yet been sold are measured at the lower of their carrying amount or fair value less cost to sell.  Long-lived asset classified as held for sale shall not be depreciated (amortized) while classified as held for sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale shall continue to be accrued.

(g)	Impairment or Disposal of Long-Lived Assets

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

(h)	FCC Broadcasting Licenses

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future. The weighted-average period before the next renewal of our FCC broadcasting licenses is 4.8 years.

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

(i)	Goodwill

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

During the years-ended December 31, 2015 and 2014, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and Chief Executive Officer.

(j)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable leases and agreements acquired. Gross other intangible assets total $2.5 million as of December 31, 2015 and 2014, respectively. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $0.1 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. Estimated amortization expense for the five years subsequent to December 31, 2015 is as follows (in thousands):

Year ending December 31:
2016	$96
2017	96
2018	96
2019	96
2020	96

(k)	Deferred Financing Costs

Deferred financing costs relates to our 12.5% Senior Secured Notes due 2017 (see note 8). Deferred financing costs are being amortized to interest expense over the term of the related debt using the effective interest method.

(l)	Barter Transactions

Barter transactions represent advertising time exchanged for noncash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $7.6 million and $8.7 million for the years ended December 31, 2015 and 2014, respectively. Barter expense amounted to $7.2 million and $8.7 million for the years ended December 31, 2015 and 2014, respectively.

Unearned revenue consists of the excess of the aggregate fair value of goods or services received by us, over the aggregate fair value of advertising time delivered by us on certain barter customers.

(m)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less.

(n)	Income Taxes

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

(o)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.9 million and $0.3 million in the years ended December 31, 2015 and 2014, respectively.

(p)	Contingent Liabilities

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

(q)	Use of Estimates

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

(r)	Concentration of Business and Credit Risks

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

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Los Angeles, and Miami markets accounted for more than 60% of net revenue for the years ended December 31, 2015 and 2014. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(s)	Basic and Diluted Net Loss Per Common Share

Basic net loss per common share was computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net loss applicable to common stockholders and the net loss per common share for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	2015	2014
Net loss	$(26,955)	$(19,951)
Basic and Diluted net loss per common stock	$(3.71)	$(2.75)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	2015	2014
Basic weighted average shares outstanding	$7,267	$7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	$7,267	$7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive	95	86

(t)	Fair Value Measurement

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

•	Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
(u)	Share-Based Compensation Expense

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2015 and 2014 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

(v)	Leasing (Operating Leases)

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

(w)	Segment Reporting

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

(x)	Derivative Instrument

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

(y)	Comprehensive Loss

Our comprehensive loss consists of net loss and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period. Our comprehensive loss consists of net loss and gains (losses) on our derivative instrument that qualifies for cash flow hedge treatment.

(z)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. There is no effect on net income (loss) as a result of these reclassifications.

(aa)	New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This new standard requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases and disclose key information about the leasing agreements.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments – Recognition and Measurement. The new guidance changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value and as such these investments may be measured at cost.  The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.  This new standard provides guidance to simplify the presentation of deferred taxes in a classified statement of financial position. The guidance requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company elected to retroactively adopt the accounting standard in the beginning of the fourth quarter of 2015, and the adoption had no material impact on the consolidated financial position of the Company.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets.  This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis.  Upon adoption of the guidance, the Company will present debt issuance costs as a deduction from the long-term debt in the balance sheet.  Debt issuance costs totaled $4.5 million as of December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern.  This new standard defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. We are currently evaluating the impact, if any, that this new standard will have on our consolidated financial statement disclosures.

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

(3)	Subsequent Event – Asset Exchange

On January 4, 2016, the Company completed an asset exchange with International Broadcasting Corp. under which the Company agreed to exchange certain assets used or useful in the operations of WIOA-FM, WIOC-FM, and WZET-FM in Puerto Rico for certain assets used or useful in the operations of WTCV (DT), WVEO (DT), and WVOZ (TV) in Puerto Rico previously owned and operated by International Broadcasting Corp.

The asset exchange is being accounted for as a non-monetary exchange in accordance with ASC-845 Nonmonetary Transactions, as the Company did not acquire any significant processes to meet the definition of a business in accordance with ASC 805 Business Combinations. As the transaction involved significant monetary consideration, the Company will record the exchange at fair value. The fair value of the assets to be received in the asset exchange will be $2.9 million, as determined by an independent third party valuation. In addition, the Company will pay $1.9 million in cash.  Subsequently, we have filed an application to participate in the FCC’s Broadcast Incentive Auction with our Puerto Rico television stations to potentially generate cash proceeds that are expected to be created by the auction process.

The assets of WIOA-FM, WIOC-FM, and WZET-FM have been classified as held for exchange at the carrying amount of the assets as of December 31, 2015.

A summary of assets held for exchange as of December 31, 2015 is as follows (in thousands):

Property and equipment, net	$19
FCC broadcasting licenses	2,775
Assets held for exchange	$2,794

(4)	Impairment Charges and Restructuring Costs

During the years 2015 and 2014, we incurred impairment charges and restructuring costs of $0.5 million and $(0.2) million, respectively.  We recorded a non-cash impairment loss of approximately $0.9 million that reduced the carrying amount of the San Francisco market FCC broadcasting license during 2015, while in 2014 we reversed a portion of the impairment charges and restructuring costs accrual of $(0.2) million related to the abandonment of a leased office space and losses on various subleased office spaces.

During 2015, we did not pay impairment charges and restructuring costs and eliminated the total accrued expenses on our consolidated balance sheets related to impairment charges and restructuring costs of $(0.4) million, which was included in other liabilities, as of December 31, 2014.  During 2014, we paid impairment charges and restructuring costs of $0.1 million.

(5)	Derivative and Hedging Activity

At December 31, 2015 and 2014, our derivative financial instrument comprised of the following (in thousands):

Agreement	Fixed interest rate	Expiration date	2015 Notional amounts	2014 Notional amounts	2015 Fair value	2014 Fair value
Interest rate swap	6.31%	January 2017	$4,922	$5,228	220	408

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

For each of the years ended December 31, 2015 and 2014, we reclassified from other comprehensive income to interest expense $0.3 million.  During the years ended December 31, 2015 and 2014, we recognized in other comprehensive income (loss), net of taxes- an unrealized gain on derivative instrument of $0.2 million.

(6)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014	Estimated useful lives
Land	$7,306	$7,306	—
Building and building improvements	36,721	36,365	7–20 years
Tower and antenna systems	5,978	5,887	10 years
Studio and technical equipment	24,938	24,223	5–10 years
Furniture and fixtures	4,946	5,456	5–10 years
Transmitter equipment	9,062	9,266	10 years
Leasehold improvements	2,772	2,745	1–20 years
Computer equipment and software	8,382	8,913	3–5 years
Other	1,945	1,853	3–5 years
	102,050	102,014
Less accumulated depreciation	(71,590)	(69,632)
	$30,460	32,382

During the years ended December 31, 2015 and 2014, depreciation of property and equipment totaled $4.7 and $5.0 million, respectively.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2015 and 2014 consist of the following (in thousands):

	2015	2014
Accounts payable – trade	$2,779	$1,920
Accrued compensation and commissions	7,899	7,469
Accrued professional fees	1,622	957
Accrued step-up leases	213	160
Accrued income taxes	—	13
Other accrued expenses	4,039	3,040
	$16,552	13,559

(8)	12.5% Senior Secured Notes Due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”), due April 15, 2017, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act, as amended. We used the net proceeds from the offering, together with cash on hand, to repay and terminate the previous senior credit facility, and to pay the transaction costs related to the offering. We have engaged financial advisors to assist us in developing a refinancing strategy. Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our spectrum assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. There can be no assurance that we will be able to successfully implement our strategy.

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

Although for the Additional Interest applicable periods (1), (2), (3), (4), (5), (6) and (7) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, during those respective periods, no Additional Interest was incurred and/or payable.

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

The Notes are senior secured obligations of the Company that rank equally with all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Subject to certain exceptions, the Notes are fully and unconditionally guaranteed by each of our existing wholly owned domestic subsidiaries (which excludes (i) our existing and future subsidiaries formed in Puerto Rico (the “Puerto Rican Subsidiaries”), (ii) our future subsidiaries formed under the laws of foreign jurisdictions and (iii) our existing and future subsidiaries, whether domestic or foreign, of the Puerto Rican Subsidiaries or foreign subsidiaries) and our other domestic subsidiaries that guarantee certain of our other debt. The Notes and guarantees are structurally subordinated to all existing and future liabilities (including trade payables) of our nonguarantor subsidiaries.

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

As of December 31, 2015 and 2014, we were in compliance with all of our covenants under our Indenture.

(9)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014
Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	4,922	5,228
Various obligations under capital leases	—	30
	4,922	5,258
Less current portion	(306)	(336)
	$4,616	$4,922

The scheduled maturities of other long-term debt are as follows at December 31, 2015 (in thousands):

Year ending December 31:
2016	306
2017	4,616
$4,922

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

Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, holders of the outstanding Series B preferred stock are entitled to elect two directors to newly created positions on our Board of Directors, and we have been subject to more restrictive operating covenants, including a prohibition on our ability to incur any additional indebtedness and restrictions on our ability to pay dividends or make distributions, redeem or repurchase securities, make investments, enter into transactions with affiliates or merge or consolidate with (or sell substantially all of our assets to) any other person.  At our Annual Meeting of Stockholders in 2014, the holders of the Series B preferred stock nominated and elected Alan Miller and Gary Stone to serve as the Series B preferred stock directors who have remained on the board since then.

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

As of December 31, 2015, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $55.6 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

Accounting Treatment of the Preferred Stock

In accordance with ASC 480, the Series B preferred stock was re-measured subsequently from the initial measurement date as the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at December 31, 2013, because the final settlement amount to be paid on the Series B preferred stock was uncertain due to its continual accruing quarterly dividends and its uncertain settlement date. The resulting change in that amount from the previous reporting date (i.e. initial measurement date) was recognized as interest expense. Therefore, we recorded an $87.6 million adjustment to increase the Series B preferred stock liability to the contract settlement value as of December 31, 2013.

Going forward, the Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  During the years 2015 and 2014, we recorded $9.7 million as dividends on Series B preferred stock classified as interest expense.

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

The rights of the Class A common stockholders and Class B common stockholders are identical except with respect to their voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon a transfer of the Class B common stock to a person or entity which is not a permitted transferee (as described in our Certificate of Incorporation). Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. Neither the holders of the Class A common stock nor the holders of the Class B common stock have preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our Series B preferred stock. The Series B preferred stock has a liquidation preference of $1,000 per share and is on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

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

Accounting for Share-Based Plans

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2015 and 2014 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2015 and 2014, share-based compensation totaled $9 thousand and $1 thousand, respectively.

As of December 31, 2015, there was $0.1 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans. The cost is expected to be recognized over a weighted average period of approximately 4.6 years.

Accounting standards require that cash flows resulting from excess tax benefits be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the years ended December 31, 2015 and 2014, no stock options were exercised; therefore, no cash payments were received. In addition, during the years ended December 31, 2015 and 2014, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The per share weighted average fair value of the stock options granted to employees during 2015 was $4.58. For the year ended December 31, 2014, no option awards were granted.  The following weighted average assumptions were used for each respective period:

	2015	2014
Expected term	4	N/A
Dividends to common stockholders	None	N/A
Risk-free interest rate	1.39%	N/A
Expected volatility	97.96	N/A

Our computation of expected volatility for the year ended December 31, 2015 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2015 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of December 31, 2015 and 2014, and changes during the years ended December 31, 2015 and 2014, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2013	142	34.77
Granted	—	—
Exercised	—	—
Forfeited	(21)	102.23
Outstanding at December 31, 2014	121	$22.74
Granted	25	6.48
Exercised	—	—
Forfeited	(18)	81.59
Outstanding at December 31, 2015	128	$11.25	$34,500	5.1
Exercisable at December 31, 2015	103	$12.41	$34,500	4.0

During the years 2015 and 2014, no stock options were exercised.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2015 (in thousands, except per share data and contractual life):

Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 49.99	103.0	25.0	$11.25	5.10	103	$12.41
50.00 - 99.99	—	—	—	—	—	—
100.00 - 107.90	—	—	—	—	—	—
	103	25	11.25	5.10	103	12.41

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period. As of December 31, 2015 and 2014, there were no nonvested shares outstanding, respectively.

(12)	Commitments
(a)	Leases

We lease office space and facilities and certain equipment under operating leases that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2015, future minimum lease payments under such leases are as follows (in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2016	$—	3,374
2017	—	2,845
2018	—	1,622
2019	—	1,256
2020	—	1,062
Thereafter	—	6,425
Total minimum lease payments	—	$16,584
Less executory costs	—
	—
Less interest	—
Present value of minimum lease payments	$—

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.

Total rent expense for each of the years ended December 31, 2015 and 2014 amounted to $3.3 million.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2030. The future minimum rental income to be received under these agreements as of December 31, 2015 is as follows (in thousands):

Year ending December 31:
2016	$1,022
2017	752
2018	766
2019	392
2020	157
Thereafter	819
$3,908

(b)	Employment and Service Agreements

At December 31, 2015, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2021. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2016	$11,000
2017	8,652
2018	6,801
2019	1,525
2020	769
Thereafter	92
$28,839

Included in the future payments schedule is our Chief Executive Officer’s (“CEO”) employment agreement, which may expire on December 31, 2018. Our CEO’s annual base salary is $1.75 million, and he is eligible to receive a performance bonus of $750 thousand if the performance criteria are achieved for the year.  In addition, the Board of Directors may also award a discretionary bonus, as it deems appropriate.  During the year ended December 31, 2014, our CEO was awarded a retention bonus totaling $1.6 million, which was recorded in corporate expenses.  The retention bonus will be paid monthly over time and the remaining balance of $0.5 million was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2015.

Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

(c)	401(k) Profit-Sharing Plan

In September 1999, we adopted a tax-qualified employee savings and retirement plan (the “401(k) Plan”). We can make matching and/or profit-sharing contributions to the 401(k) Plan on behalf of all participants at our sole discretion. All full-time employees are eligible to voluntarily participate in the 401(k) Plan after their 90 day introductory period.  To date, we have not made contributions to this plan.

(d)	Other Commitments

At December 31, 2015, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others.

Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2016	$4,666
2017	951
2018	597
2019	208
2020	—
Thereafter	—
$6,422

Subsequent to year end, December 31, 2015, the company entered in to additional vendor commitments, as described above, in the amount of $25.4 million for the years ended December 31, 2016 through 2021.

(13)	Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Income tax expense (benefit)	$11,225	$5,842

For the years ended December 31, 2015 and 2014, (loss) income before income tax expense consists of the following (in thousands):

	2015	2014
U.S. operations	$(14,078)	$(14,800)
Foreign operations	(1,652)	691
	$(15,730)	$(14,109)

The components of the provision for income tax (benefit) expense included in the consolidated statements of operations and comprehensive loss are as follows for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Current:
Federal	$—	—
State and local, net of federal income tax benefit	10	43
Foreign	298	165
	308	208

Deferred:
Federal	6,458	3,135
State and local, net of federal income tax benefit	2,126	1,421
Foreign	2,333	1,078
	10,917	5,634
Total income tax (benefit) expense	$11,225	$5,842

For the year ended December 31, 2015 and 2014, approximately $1.1 million and $2.7 million of Puerto Rico net operating loss carry-forwards were utilized. For the year ended December 31, 2015 and 2014, $0.8 million and $0.0 million federal net operating loss carry-forwards were utilized.

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Federal and state net operating loss carryforwards	$109,020	$102,728
Foreign net operating loss carryforwards	12,506	12,917
FCC licenses	6,291	6,982
Allowance for doubtful accounts	1,133	1,489
Unearned revenue	333	187
AMT credit	1,120	1,039
Derivatives and hedging instruments	254	248
Property and equipment	2,056	1,887
Accrued foreign withholding	2,136	2,034
Straight-line expense adjustments	31	154
Accrued restructuring	11	45
Production costs	11,535	11,663
Stock-based compensation	1,649	1,629
Intercompany expenses	3,624	2,420
Accrued Vacation/Bonus/Payroll	1,067	840
Other	1,620	2,234
Total gross deferred tax assets	154,386	148,496
Less valuation allowance	(151,273)	(142,957)
Net deferred tax assets	3,113	5,539
Deferred tax liabilities:
FCC licenses and goodwill	100,421	91,930
Total gross deferred tax liabilities	100,421	91,930
Net deferred tax liability	$97,308	86,391

The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $8.3 million and an increase of $10.5 million, respectively. The valuation allowance at 2015 and 2014 was primarily related to domestic and foreign net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. In 2015, the overall increase in valuation allowance was primarily due to NOLs generated during the current year, and a set-up of a valuation allowance in Puerto Rico of $2.3 million expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2015, the valuation allowance is comprised of $127.9 million in the US and $23.4 million in Puerto Rico. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2015, we have federal and state net operating loss carry-forwards of approximately $261.9 million and $257.5 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2016 through 2035. In addition, at December 31, 2015, we have foreign net operating loss carry-forwards of approximately $33.8 million available to offset future taxable income expiring from the years 2017 through 2025.

In November 2015, the Financial Accounting Standards Board issued accounting standard update, ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. This standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, with early adoption permitted. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to retroactively adopt the accounting standard in the beginning of the fourth quarter of 2015, and the adoption had no material impact on the consolidated financial position of the Company.

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2015 and 2014, as a result of the following:

	2015	2014
Computed “expected” tax (benefit) expense	(35.0)%	(35.0)
State and local income taxes, net of federal benefit	1.1	(7.7)
Foreign tax differential	(1.3)	(1.2)
Current year change in valuation allowance	52.7	73.8
Nondeductible expenses	2.8	5.9
Nondeductible interest expense	21.7	—
Change in effective rate	5.3	6.0
Return to provision	23.5	0.6
Other	0.6	(1.0)
	71.4%	41.4

The return to provision adjustment booked in 2015 relates to non-deductible interest expense, which has no impact on the operating statement due to a full valuation allowance.  The adjustment decreased the NOL DTA and decreased the corresponding valuation allowance.

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2010 through 2015. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2011 through 2015.

For the years ended December 31, 2015 and 2014, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2010 through December 31, 2015, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2015. We do not expect any unrecognized tax benefits to significantly change over the next twelve months.

(14)	Contingencies

FCC Licenses Matters

The broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1996. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. We have timely filed license renewal applications for all of our stations; however, certain licenses were not renewed prior to their expiration dates. Based on having filed the timely renewal application, we continued to operate the radio stations operating under the expired licenses. As of March 9, 2016, all station licenses have been renewed.

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

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also seek an award of contract damages. On January 17, 2014, we filed a motion to dismiss the complaint. On March 3, 2014, the complaint was amended to remove River Birch and add Brevan Howard Credit Catalyst Master Fund Ltd., Brevan Howard Master Fund, ALJ Capital I, LP, ALJ Capital II, LP, LJR Capital, LP, and Cedarview Opportunities Master Fund, LP as additional plaintiffs. Plaintiffs filed an answering brief to our Motion to Dismiss on April 30, 2014.  Our reply brief was filed on May 16, 2014, and a hearing was held on our Motion to Dismiss on June 10, 2014. Following the hearing, the parties agreed to stay all proceedings relating to Count I (which seeks a declaration that a Voting Rights Triggering Event was in effect at all times after April 15, 2010), Count II (which alleges that SBS breached the Certificate of Designations by incurring indebtedness in 2011 and 2012) and Count IV (which alleges that SBS breached the implied covenant of good faith and fair dealing by deferring certain dividends) of the complaint.  The stay has since been lifted.  On June 27, 2014, the Court denied our motion to dismiss Count III (which alleges that SBS breached the Certificate of Designations by failing to redeem all of the Series B Preferred Stock on October 15, 2013) of the complaint.  A hearing on our motion to dismiss Counts I, II and IV of the complaint was held on February 10, 2015. On May 19, 2015, the Court of Chancery granted our motion to dismiss Counts I, II and IV of the amended complaint. An order dismissing those Counts with prejudice was entered on May 22, 2015.

At present, Count III of the amended complaint remains outstanding. Court of Chancery Rule 41 (e) permits any party (or the Court sua sponte) to move for a dismissal for failure to prosecute in any case wherein no action has been taken for a period of one year. Given that the last action in this case was taken on May 22, 2015, such a motion may be filed on or after May 22, 2016. We note, however, that such a motion could be denied if “good reason for the inaction is given, “as provided by Rule 41 (e).

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

The estimated fair values of our financial instruments are as follows (in millions):

		December 31,
		2015		2014
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	281.2	$275.0	286.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	146.1	60.1	136.4	61.8
Promissory note payable, included in other long- term debt	Level 3	4.9	4.2	5.2	4.5

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates.

From time to time, certain assets or liabilities may be recorded at fair value on a non-recurring basis.

During the third quarter 2015, the Company determined there was an impairment of its San Francisco market FCC Broadcasting license. A non-cash impairment loss of $0.9 million was recorded to reduce the carrying value of this license to its fair value (Level 3 non-recurring fair value measure).  Key assumptions used in the discounted cash flow method used to arrive at the fair value were: 1.5% revenue growth rate, 3.9% market revenue shares at maturity, 33.4% operating income margin at maturity, and a 10.0% discount rate. At December 31, 2015 the fair value of this license exceeded its carrying value.

(b)	Fair Value of Derivative Instruments

The following tables represent required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at December 31, 2015
		Liabilities
Description	December 31, 2015 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$220	—	220	—

		Fair value measurements at December 31, 2014
		Liabilities
Description	December 31, 2014 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$408	—	408	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.

	December 31,
Interest rate swap:	2015	2014
Gain recognized in other comprehensive loss (effective portion)	$188	194

(17)	Segment Data

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

	Year Ended
	December 31,
	2015	2014
Net revenue:
Radio	$133,624	$130,505
Television	13,275	15,775
Consolidated	$146,899	$146,280
Engineering and programming expenses:
Radio	$23,101	$21,132
Television	7,660	8,777
Consolidated	$30,761	$29,909
Selling, general and administrative expenses:
Radio	$60,706	$59,981
Television	5,868	7,558
Consolidated	$66,574	$67,539
Corporate expenses:	$10,462	$9,720
Depreciation and amortization:
Radio	$1,813	$2,009
Television	2,621	2,748
Corporate	368	368
Consolidated	$4,802	$5,125
(Gain) loss on the disposal of assets, net:
Radio	$(78)	$(1,204)
Television	2	—
Corporate	(11)	—
Consolidated	$(87)	$(1,204)
Impairment charges and restructuring costs:
Radio	$925	$—
Television	—	—
Corporate	(389)	(153)
Consolidated	$536	$(153)
Operating income (loss):
Radio	$47,157	$48,587
Television	(2,876)	(3,308)
Corporate	(10,430)	(9,935)
Consolidated	$33,851	$35,344
Capital expenditures:
Radio	$1,316	$1,415
Television	805	437
Corporate	351	364
Consolidated	$2,472	$2,216

	December 31,	December 31,
	2015	2014
Total Assets:
Radio	$392,926	$393,607
Television	51,388	51,876
Corporate	7,430	10,543
Consolidated	$451,744	$456,026

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Financial Statement Schedule – Valuation and Qualifying Accounts

Years Ended December 31, 2015 and 2014

(In thousands)

	Balance at	Charged to	Charged
	beginning of	cost and	to other			Balance at
Description	year	expense	accounts		Deductions (1)	end of year
Year ended December 31, 2014:
Allowance for doubtful accounts	$2,204	695	—		577	2,322
Valuation allowance on deferred taxes (4)	132,466	10,492	(1)	(2)	—	142,957
Year ended December 31, 2015:
Allowance for doubtful accounts	$2,322	(343)	(248)	(3)	300	1,431
Valuation allowance on deferred taxes	142,957	8,316	—		—	151,273

(1)	Cash write-offs, net of recoveries.
(2)	2014 amounts charged to other comprehensive income related to derivative instruments.
(3)	Amount monetized through acquisition of programming assets.
(4)	See footnote 2(b) in Notes to Consolidated Financial Statements.

See accompanying report of independent registered public accounting firm.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2016.

Signature

/s/ Raúl Alarcón, Jr.	Chairman of the Board of Directors, Chief Executive
Raúl Alarcón, Jr.	Officer and President (principal executive officer)

/s/ Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer, Chief Administration Officer and Secretary
Joseph A. García	(principal financial and accounting officer)

/s/ Manuel E. Machado
Manuel E. Machado	Director

/s/ Alan B. Miller
Alan B. Miller	Director

/s/ Jason L. Shrinsky
Jason L. Shrinsky	Director

/s/ Gary Stone
Gary Stone	Director

/s/ José A. Villamil
José A. Villamil	Director

/s/ Mitchell A. Yelen
Mitchell A. Yelen	Director

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date
3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc
	Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99
3.2	Certificate of Amendment to the Third Amended and Restated
	Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99
3.3	Certificate of Amendment of Certificate of Incorporation of
	Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11
3.4	Amended and Restated By-Laws of the Company.		10-Q	03/31/05	3.3	5/10/05
4.1	Article V of the Third Amended and Restated Certificate of
	Incorporation of the Company.		S-1/A		4.1	10/6/99
4.2	Certificate of Designations dated October 29, 2003 Setting Forth
	the Voting Power, Preferences and Relative, Participating, Optional
	and Other Special Rights and Qualifications, Limitations and
	Restrictions of the 10 3/4% Series A Cumulative Exchangeable
	Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03
4.3	Certificate of Designation Setting Forth the Voting Power,
	Preferences and Relative, Participating, Optional and Other Special
	Rights and Qualifications, Limitations and Restrictions of the
	Series C Convertible Preferred Stock of the Company (Certificate
	of Designation of Series C Preferred Stock).		8-K		4.1	12/27/04
4.4	Certificate of Correction to Certificate of Designation of Series C
	Preferred Stock of the Company.		10-K	12/31/04	4.1	3/16/05
4.5	Senior Secured Notes Indenture, dated as of February 7, 2012,
	between Spanish Broadcasting System, Inc. and Wilmington
	Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12
10.1*	Common Stock Registration Rights and Stockholders Agreement
	dated as of June 29, 1994 among the Company and certain
	Management Stockholders named therein.		S-4			6/29/94
10.2*	Employment Agreement dated June 5, 2014, by and between the
	Company and Raúl Alarcón, Jr.		8-K		10.1	6/11/14
10.3*	Form of Indemnification Agreement		S-1/A		10.35	10/26/99
10.4*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.4	10/6/99
10.5*	Spanish Broadcasting System 1999 Company Stock Option
	Plan for Nonemployee Directors.		S-1/A		10.4	10/6/99
10.6*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02
10.7*	Company’s 1999 Stock Option Plan for Non-Employee Directors
	as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02
10.8*	Stock Option Agreement dated as of October 29, 2002 between
	the Company and Raúl Alarcón, Jr.		10-Q	9/30/02	10.2	11/13/02
10.9*	Nonqualified Stock Option Agreement dated October 27, 2003
	between the Company and Raúl Alarcón, Jr.		10-K	12/31/03	10.8	3/15/04
10.10*	Non-Qualified Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.1	5/10/04
10.11*	Incentive Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.2	5/10/04
10.12*	Stock Option Letter Agreement dated as of July 2, 2004
	between the Company and Jose Antonio Villamil.		10-Q	6/30/04	10.2	8/9/04
10.13	Merger Agreement dated as of October 5, 2004 among Infinity

	Media Corporation, Infinity Broadcasting Corporation of
	San Francisco, Spanish Broadcasting System, Inc. and
	SBS Bay Area, LLC.		8-K		10.1	10/12/04
10.14	Stockholder Agreement dated as of October 5, 2004 among Spanish
	Broadcasting System, Inc., Infinity Media Corporation and Raúl
	Alarcón, Jr.		8-K		10.2	10/12/04
10.15	Registration Rights Agreement dated as of December 23, 2004
	between Spanish Broadcasting System, Inc. and
	Infinity Media Corporation.		8-K		4.3	12/27/04
10.16*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Jason Shrinsky.		10-Q	3/31/05	10.1	5/10/05
10.17*	Nonqualified Stock Option Agreement, dated as of July 11, 2003
	between the Company and Joseph A. García.		10-Q	3/31/05	10.2	5/10/05
10.18*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity
	Compensation Plan.		10-Q	6/30/06	10.2	8/8/06
10.19	Agreement for Purchase and Sale dated August 24, 2006, by and
	between 7007 Palmetto Investments, LLC and the Company.		8-K		10.1	10/30/06
10.20	Amendment to Purchase and Sale dated September 25, 2006, by
	and between 7007 Palmetto Investments, LLC and the Company.		8-K		10.2	10/30/06
10.21	Second Amendment dated October 25, 2006, by and between 7007
	Palmetto Investments, LLC and the Company.		8-K		10.3	10/30/06
10.22	Assignment and Assumption Agreement dated October 25, 2006, by
	and between the Company and SBS Miami Broadcast Center, Inc.		8-K		10.4	10/30/06
10.23	Loan Agreement dated January 4, 2007, by and between Wachovia
	Bank, National Association and SBS Miami Broadcast Center.		8-K		10.1	1/10/07
10.24	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast
	Center in favor of Wachovia.		8-K		10.2	1/10/07
10.25	Mortgage, Assignment of Rents and Security Agreement dated
	January 4, 2007, by and between Wachovia
	and SBS Miami Broadcast Center.		8-K		10.3	1/10/07
10.26	Unconditional Guaranty dated January 4, 2007, by Spanish
	Broadcasting System, Inc. in favor of Wachovia.		8-K		10.4	1/10/07
10.27*	Restricted Stock Grant, dated as of March 10, 2007 to
	Raúl Alarcón, Jr.		10-K	12/31/06	10.1	3/16/07
10.28*	Stock Option Agreement dated as of October 1, 2007 between the
	Company and Mitchell A. Yelen.		10-Q	9/30/07	10.2	11/11/07
10.29*	Amended and Restated Employment Agreement dated as of August 4,
	2008, by and between the Company and Joseph A. García.		8-K		10.1	8/8/08
10.30*	Stock Option Agreement dated as of June 3, 2010 between the
	Company and Manuel E. Machado.		10-Q	6/30/10	10.1	8/13/10
10.31*	Amendment to Employment Agreement dated April 19, 2011 by and
	between the Company and Joseph A. Garcia.		10-Q	6/30/11	10.1	8/12/11
14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09
21.1	List of Subsidiaries of the Company.	X
23.1	Consent of Crowe Horwath.	X
24.1	Power of Attorney (included on the signature page of this Annual
	Report on Form 10-K).	X
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	X
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	X
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	X
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C.

Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X