Form 10-Q
period 2016-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2016-05-16
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

SPANISH BROADCASTING SYSTEM, INC.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “estimate”, “plan”, “project”, “foresee”, “likely”, “will” or other words or phrases with similar meanings. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and anticipated achievements expressed or implied by these statements. We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
Assets	2016	2015

Current assets:
Cash and cash equivalents	$27,405	$19,443
Receivables:
Trade	28,230	34,415
Barter	233	231
	28,463	34,646
Less allowance for doubtful accounts	1,402	1,431
Net receivables	27,061	33,215
Prepaid expenses and other current assets	6,961	5,318
Total current assets	61,427	57,976
Property and equipment, net of accumulated depreciation of $72,719 in 2016 and $71,590 in 2015	29,605	30,460
FCC broadcasting licenses	323,957	319,356
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,044 in 2016 and $1,020 in 2015	1,504	1,528
Assets held for exchange	—	2,794
Deferred tax assets	1,727	1,758
Other assets	496	531
Total assets	$451,522	$447,209
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,223	$16,552
Accrued interest	15,836	7,194
Unearned revenue	818	796
Other liabilities	30	30
Current portion of other long-term debt	4,845	306
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at March 31, 2016 and December 31, 2015 and $57,998 and $55,565 of dividends payable as of March 31, 2016 and December 31, 2015, respectively.	148,547	146,114
Total current liabilities	187,299	170,992
Other liabilities, less current portion	3,057	3,007
Derivative instruments	175	220
12.5% senior secured notes due 2017, net of unamortized discount of $2,138 in 2016 and $2,609 in 2015 and net of deferred financing costs of $3,688 in 2016 and $4,535 in 2015	269,174	267,856
Other long-term debt, less current portion	—	4,616
Deferred income taxes	101,253	99,066
Total liabilities	560,958	545,757
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	525,727	525,344
Accumulated other comprehensive loss, net	(175)	(220)
Accumulated deficit	(634,992)	(623,676)
Total stockholders’ deficit	(109,436)	(98,548)
Total liabilities and stockholders’ deficit	$451,522	$447,209

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended
	March 31,
	2016	2015
Net revenue	$31,613	32,142
Operating expenses:
Engineering and programming	8,162	7,664
Selling, general and administrative	15,455	15,262
Corporate expenses	2,993	2,148
Depreciation and amortization	1,250	1,287
Total operating expenses	27,860	26,361
(Gain) loss on the disposal of assets	(3)	(6)
Operating income	3,756	5,787
Other (expense) income:
Interest expense, net	(10,036)	(9,933)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Loss before income taxes	(8,713)	(6,579)
Income tax expense	2,603	2,036
Net loss	$(11,316)	(8,615)
Basic and Diluted net loss per common share	$(1.56)	(1.19)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267
Net loss	$(11,316)	(8,615)
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	45	32
Total comprehensive loss	$(11,271)	(8,583)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Three-Months Ended March 31, 2016

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2015	380,000	$4	4,166,991	$—	2,340,353	$—	$525,344	$(220)	$(623,676)	$(98,548)
Net loss	—	—	—	—	—	—	—	—	(11,316)	(11,316)
Stock-based compensation	—	—	—	—	—	—	383	—	—	383
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	45	—	45
Balance at March 31, 2016	380,000	$4	4,166,991	$—	2,340,353	$—	$525,727	$(175)	$(634,992)	$(109,436)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three-Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,316)	$(8,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	2,433	2,433
(Gain) loss on the disposal of assets	(3)	(6)
Stock-based compensation	383	—
Depreciation and amortization	1,250	1,287
Net barter (income) loss	(76)	(75)
Provision for trade doubtful accounts	3	(258)
Amortization of deferred financing costs	847	842
Amortization of original issued discount	471	412
Deferred income taxes	2,218	1,963
Unearned revenue-barter	139	11
Changes in operating assets and liabilities:
Trade receivables	5,800	2,388
Prepaid expenses and other current assets	(1,328)	(1,029)
Other assets	35	—
Accounts payable and accrued expenses	965	342
Accrued interest	8,642	8,596
Other liabilities	50	(15)
Net cash provided by operating activities	10,513	8,276
Cash flows from investing activities:
Purchases of property and equipment	(577)	(285)
Proceeds from the sale of property and equipment	—	6
Cash payment related to station exchange	(1,897)	—
Net cash used in investing activities	(2,474)	(279)
Cash flows from financing activities:
Payments of other debt	(77)	(85)
Net cash used in financing activities	(77)	(85)
Net increase in cash and cash equivalents	7,962	7,912
Cash and cash equivalents at beginning of period	19,443	23,991
Cash and cash equivalents at end of period	$27,405	$31,903
Supplemental cash flows information:
Interest paid	$79	$86
Income tax paid	$—	$34
Noncash investing and financing activities:
Nonmonetary asset exchange	$2,794	$—
Unrealized gain on derivative instruments	$45	$32

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three-month periods ended March 31, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2016 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2016, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders, based on provisions in the 12.5% Senior Secured Notes Indenture and Delaware law, have legal remedies that would require such repurchases (see note 10).

As discussed in Note 9, the 12.5% Senior Secured Notes have a maturity date of April 15, 2017.  During the first quarter of 2016, we have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. The inability of the Company to repay or refinance its obligations so as to restructure its capital structure in a manner that ensures its short and long term liquidity could result in significant liquidity requirements on the Company. As there can be no assurance that we will be able to successfully implement our strategy, this condition raises substantial doubt about the Company’s ability to continue as a going-concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This new standard’s objective is to simplify certain aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows. This update is effective on a prospective, retrospective, and modified retrospective basis for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company has adopted the accounting standard and presented its debt issuance costs as a deduction from the long-term debt in the balance sheet. Debt issuance costs totaled $3.7 million and $4.5 million at March 31, 2016 and December 31, 2015, respectively.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern.  This new standard defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The Company has elected to early adopt the accounting standard during the first quarter of 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

(d) Stock Options and Nonvested Share Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of March 31, 2016 and December 31, 2015, and changes during the quarter ended March 31, 2016, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2015	128	$11.25
Granted	315	3.07
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2016	443	$5.42	$126,100	8.8
Exercisable at March 31, 2016	223	$7.38	$67,900	7.1

The following table summarizes information about our stock options outstanding and exercisable at March 31, 2016 (in thousands, except per share data and contractual life):

	Outstanding				Exercisable
Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 49.99	223	220	$5.42	8.8	223	$7.38

	223	220	5.42	8.8	223	7.38

As of March 31, 2016, there was $0.6 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.  The cost is expected to be recognized over a weighted average period of approximately 1.9 years.

(e) Accumulated Other Comprehensive Loss

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

For the three-months ended March 31, 2016 and 2015, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended March 31, 2016 and 2015, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $45 thousand and $32 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three-Months Ended
	March 31,
	2016	2015
Basic weighted average shares outstanding	7,267	7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	433	104

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2016	2015
Net revenue:
Radio	$28,525	29,227
Television	3,088	2,915
Consolidated	$31,613	32,142
Engineering and programming expenses:
Radio	$6,032	5,399
Television	2,130	2,265
Consolidated	$8,162	7,664
Selling, general and administrative expenses:
Radio	$13,476	13,648
Television	1,979	1,614
Consolidated	$15,455	15,262
Corporate expenses:	$2,993	2,148
Depreciation and amortization:
Radio	$488	507
Television	663	684
Corporate	99	96
Consolidated	$1,250	1,287
(Gain) loss on the disposal of assets, net:
Radio	$(3)	(6)
Television	—	—
Corporate	—	—
Consolidated	$(3)	(6)
Operating income (loss):
Radio	$8,532	9,679
Television	(1,684)	(1,648)
Corporate	(3,092)	(2,244)
Consolidated	$3,756	5,787
Capital expenditures:
Radio	$382	173
Television	94	84
Corporate	101	28
Consolidated	$577	285

	March 31,	December 31,
	2016	2015
Total Assets:
Radio	$392,341	$392,926
Television	55,433	51,388
Corporate	3,748	2,895
Consolidated	$451,522	$447,209

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, due to the full valuation allowance on the SBS companies, other than the U.S. Licensing companies and the U.S. AMT tax credits. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses reported through Q1 2016, management has not changed its position on valuation allowance as of March 31, 2016.

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates primarily due to the tax amortization on some of our indefinite-lived intangible assets that do not have any valuation allowance and the currently generated losses that cannot be benefited due to the full valuation allowance.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2012 through 2015.   The tax years that remain subject to assessment of additional liabilities by state, local, and Puerto Rico tax authorities are 2010 through 2015.

From time to time, we continue to be subject to state income tax audits, including an audit by a State tax authority (the “State”) for the income tax years from December 31, 2010 through 2013.  The audit is in the preliminary stages; however, based on the company’s history of audits with the state, we do not anticipate any material tax impact, and thus have not set up a reserve.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2016 and December 31, 2015.

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

At present, Count III of the amended complaint remains outstanding. Court of Chancery Rule 41 (e) permits any party (or the Court sua sponte) to move for a dismissal for failure to prosecute in any case wherein no action has been taken for a period of one year. Given that the last action in this case was taken on May 22, 2015, such a motion may be filed on or after May 22, 2016. We note, however, that such a motion could be denied if “good reason for the inaction is given”, as provided by Court of Chancery Rule 41 (e). In addition, on April 21, 2016, the Court requested a status update from the parties regarding proceedings on Count III of the amended complaint.

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

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	276.4	$275.0	281.2
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	148.5	57.3	146.1	60.1
Promissory note payable, included in other long- term debt	Level 3	4.8	4.3	4.9	4.2

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at March 31, 2016
		Liabilities
Description	March 31, 2016 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$175	—	175	—

		Fair value measurements at December 31, 2015
		Liabilities
Description	December 31, 2015 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$220	—	220	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three-month periods ended March 31, 2016 and 2015, respectively.

	Three-Months Ended
	March 31,
Interest rate swaps	2016	2015
Gain recognized in other comprehensive loss (effective portion)	45	32

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows (in thousands):

As of March 31, 2016
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$175	—	175	175	—	—

As of December 31, 2015
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$220	—	220	220	—	—

9. 12.5% Senior Secured Notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”), due April 15, 2017, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering. The Notes mature in April of 2017. Cash from operating activities will not be sufficient to repay the Notes. During the first quarter of 2016, we have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. The inability of the Company to repay or refinance its obligations so as to restructure its capital structure in a manner that ensures its short and long term liquidity could result in significant liquidity requirements on the Company. As there can be no assurance that we will be able to successfully implement our strategy, this condition raises substantial doubt about the Company’s ability to continue as a going-concern.

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

As of March 31, 2016, we were in compliance with all of our covenants under our Indenture.

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

As of March 31, 2016, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $58.0 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

11. Asset Exchange

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

The asset exchange is being accounted for as a non-monetary exchange in accordance with ASC-845 Nonmonetary Transactions, as the Company did not acquire any significant processes to meet the definition of a business in accordance with ASC 805 Business Combinations. As the transaction involved significant monetary consideration, the Company recorded the exchange at fair value. The fair value of the assets received in the asset exchange was $2.9 million, as determined by an independent third party valuation. In addition, the Company paid $1.9 million in cash which we attribute to the value of the acquired television spectrum. Subsequently, we have filed an application to participate in the FCC’s Broadcast Incentive Auction with our Puerto Rico television stations to potentially generate cash proceeds that are expected to be created by the auction process.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 100 affiliate radio stations serving over 53 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 90% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 11.0 million listeners in an average week with our targeted networks.  For the three-months ended March 31, 2016 and 2015, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 90% and 91% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 70 hours of original programming per week.  For the three-months ended March 31, 2016 and 2015, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 10% and 9% of our consolidated net revenues, respectively.

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

●

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three-months ended March 31, 2016 and 2015, local revenue comprised 66% and 62% of our gross revenues, respectively.

●

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the three-months ended March 31, 2016 and 2015, national revenue comprised 13% and

10% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the three-months ended March 31, 2016 and 2015, network revenue comprised 7% and 9% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the three-months ended March 31, 2016 and 2015, these revenues combined comprised approximately 14% and 18% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2016 and 2015

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2016	2015
Net revenue:
Radio	$28,525	29,227
Television	3,088	2,915
Consolidated	$31,613	32,142
Engineering and programming expenses:
Radio	$6,032	5,399
Television	2,130	2,265
Consolidated	$8,162	7,664
Selling, general and administrative expenses:
Radio	$13,476	13,648
Television	1,979	1,614
Consolidated	$15,455	15,262
Corporate expenses:	$2,993	2,148
Depreciation and amortization:
Radio	$488	507
Television	663	684
Corporate	99	96
Consolidated	$1,250	1,287
(Gain) loss on the disposal of assets, net:
Radio	$(3)	(6)
Television	—	—
Corporate	—	—
Consolidated	$(3)	(6)
Operating income (loss):
Radio	$8,532	9,679
Television	(1,684)	(1,648)
Corporate	(3,092)	(2,244)
Consolidated	$3,756	5,787

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2016 and 2015 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2016	2015
Net revenue	$31,613	32,142
Engineering and programming expenses	8,162	7,664
Selling, general and administrative expenses	15,455	15,262
Corporate expenses	2,993	2,148
Depreciation and amortization	1,250	1,287
(Gain) loss on disposal of assets, net of disposal costs	(3)	(6)
Impairment charges and restructuring costs	—	—
Operating income	3,756	5,787
Interest expense, net	(10,036)	(9,933)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Income tax expense	2,603	2,036
Net loss	$(11,316)	(8,615)

Net Revenue

The decrease in our consolidated net revenues of $0.5 million or 2% was due to a decreases in our radio segment offset by an increase in our television segments’ net revenues.  Our radio segment net revenues decreased $0.7 million or 2%, due to decreases in special events and network revenue, which were partially offset by an increase in national, local, interactive and barter sales.  Our national sales increased in our Los Angeles, New York and Puerto Rico markets, while our local sales increased in our Los Angeles, Miami and New York markets.  Our special events revenue decreased in our New York and Puerto Rico markets due to a decrease in scheduled events.  Our television segment net revenues increased $0.2 million or 6%, due to the increases in local and national sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.5 million was primarily due to the increase in our radio segments’ expenses.  Our radio segment expenses increased $0.6 million or 12%, mainly due to an increase in personnel compensation and benefits, programming bonuses and transmission facility related taxes.  This increase was offset by a decrease in our television segment expenses of $0.1 million or 6% related to a reduction in transmitter line charges and acquired programming cost.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $0.2 million or 1% was due to the decreases in our radio segment expenses offset by increases in our television segment expenses.  Our radio segment expenses decreased $0.2 million or 1%, mainly due to decreases in special events expenses, which were offset by increases in professional fees, compensation and benefits associated with the development of our digital platform, and ratings services.  Our television segment expenses increased $0.4 million or 23%, primarily due to increases in professional fees and barter expenses.

Corporate Expenses

The increase in corporate expenses of $0.8 million or 39% was mostly due to an increase in compensation and benefits, stock-based compensation and professional fees.

Operating Income

The decrease in operating income of $2.0 million or 35% was due to the decrease in net revenues and increased operating and corporate expenses.

Income Tax Expense

The increase in income tax expense of $0.6 million was primarily a result of the tax amortization on some of our indefinite-lived intangible assets that do not have any valuation allowances and the tax impact of the swap transaction entered into between WZET Licensing Inc. and SBS Holdings Company.

Net Loss

The increase in net loss was primarily due to the decreased operating income and increase in income tax expense.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, we had a working capital deficit due to the reclassification of our Series B preferred stock as a current liability, although under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends and management does not expect to be required to make any such repurchases during the next twelve months.  Management does not believe that the Series B preferred stockholders, based on provisions in the 12.5% Senior Secured Notes Indenture and Delaware law, have legal remedies that would require such repurchases. Additionally, the 12.5% Senior Secured Notes (the “Notes”) have a maturity date of April 15, 2017.  During the first quarter of 2016, we have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. The inability of the Company to repay or refinance its obligations so as to restructure its capital structure in a manner that ensures its short and long term liquidity could result in significant liquidity requirements on the Company. As there can be no assurance, at this time, that we will be able to successfully implement our strategy, the conditions or events raise substantial doubt about the Company’s ability to continue as a going-concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

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

Our strategy is to primarily utilize cash flows from operations to meet our capital needs and contractual obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our operating obligations over the next twelve-month period, including, among other things, required semi-annual interest payments pursuant to the Notes and capital expenditures. Cash from operating activities will not be sufficient to repay the Notes.

Assumptions (none of which can be assured) which underlie management’s beliefs with respect to operating activities, include the following:

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

12.5% senior secured notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of our Notes, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering The Notes mature in April of 2017.  Cash from operating activities will not be sufficient to repay the Notes. During the first quarter of 2016, we have engaged financial advisors to assist us in developing a refinancing strategy. Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our spectrum assets and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. There can be no assurance that we will be able to successfully implement our strategy. The inability of the Company to repay or refinance these notes at least on comparable terms could result in significant liquidity requirements on the Company. As there can be no assurance that we will be able to successfully implement our strategy, this condition raises substantial doubt about the Company’s ability to continue as a going-concern.

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

As of March 31, 2016, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2016 and 2015, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,		Change
	2016	2015	$
Capital expenditures:
Radio	$382	173	209
Television	94	84	10
Corporate	101	28	73
Consolidated	$577	$285	292

Net cash flows provided by operating activities	$10,513	8,276	2,237
Net cash flows used in investing activities	(2,474)	(279)	(2,195)
Net cash flows used in financing activities	(77)	(85)	8
Net (decrease) increase in cash and cash equivalents	$7,962	7,912

Capital Expenditures

The increase in our capital expenditures was primarily due to on-going development of the LaMusica digital application.

Net Cash Flows (Used In) Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of increased receivable collections.

Net Cash Flows (Used in) Provided by Investing Activities

Changes in our net cash used in investing activities were primarily a result of the cash used to acquire spectrum related assets in Puerto Rico.

Net Cash Flows (Used in) Provided by Financing Activities

Changes in our net cash used in from financing activities were a result of having eliminated certain leases that were present in the prior year.

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

Exchange of Stations in Puerto Rico

On January 4, 2016, the Company completed an asset exchange with International Broadcasting Corp. under which the Company agreed to exchange certain assets used or useful in the operations of WIOA-FM, WIOC-FM, and WZET-FM in Puerto Rico for certain assets used or useful in the operations of WTCV (DT), WVEO (DT), and WVOZ (TV) in Puerto Rico previously owned and operated by International Broadcasting Corp. The asset exchange is further discussed in note 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This new standard’s objective is to simplify certain aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows. This update is effective on a prospective, retrospective, and modified retrospective basis for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. This update is effective for reporting periods beginning after December 15, 2015, and is to be applied on a retrospective basis. The Company has adopted the accounting standard and presented its debt issuance costs as a deduction from the long-term debt in the balance sheet. Debt issuance costs totaled $3.7 million and $4.5 million at March 31, 2016 and December 31, 2015, respectively.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern.  This new standard defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. The Company has elected to early adopt the accounting standard during the first quarter of 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three-months ended March 31, 2016.

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

Based on our assessment, we consider that the material weakness related to the precision of the review of the calculation of the provision for income taxes has not been remediated as of March 31, 2016, as the implemented remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

Changes In Internal Control Over Financial Reporting. As previously discussed, management revised its policies and procedures with respect to controls over the precision of the review of the calculation of the provision for income taxes.  Except for the material weakness and remedial measures described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Litigation - Brevan Howard and Others Complaint

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

At present, Count III of the amended complaint remains outstanding. Court of Chancery Rule 41 (e) permits any party (or the Court sua sponte) to move for a dismissal for failure to prosecute in any case wherein no action has been taken for a period of one year. Given that the last action in this case was taken on May 22, 2015, such a motion may be filed on or after May 22, 2016. We note, however, that such a motion could be denied if “good reason for the inaction is given”, as provided by Court of Chancery Rule 41 (e). In addition, on April 21, 2016, the Court requested a status update from the parties regarding proceedings on Count III of the amended complaint.

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

Item 1A. Risk Factors

Impeding Maturity of our Notes

Our Notes mature on April 15, 2017.  We do not currently have sufficient cash on hand and we do not expect to generate sufficient cash from operations to repay the Notes at maturity.  During the first quarter of 2016, we have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. There can be no assurance that we will be able to successfully implement our strategy. Our failure to do so could result in a default under the Notes and could have a material adverse effect on our business.

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

Date: May 16, 2016

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