Form 10-Q
period 2016-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2016-08-15
CIK 927720

Y BC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
Assets	2016	2015

Current assets:
Cash and cash equivalents	$16,540	$19,443
Receivables:
Trade	29,772	34,415
Barter	165	231
	29,937	34,646
Less allowance for doubtful accounts	788	1,431
Net receivables	29,149	33,215
Prepaid expenses and other current assets	6,907	5,318
Total current assets	52,596	57,976
Property and equipment, net of accumulated depreciation of $73,860 in 2016 and $71,590 in 2015	29,567	30,460
FCC broadcasting licenses	323,961	319,356
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,068 in 2016 and $1,020 in 2015	1,480	1,528
Assets held for exchange	—	2,794
Deferred tax assets	1,697	1,758
Other assets	461	531
Total assets	$442,568	$447,209
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$14,543	$16,552
Accrued interest	7,290	7,194
Unearned revenue	986	796
Other liabilities	15	30
Current portion of 12.5% senior secured notes due 2017, net of unamortized discount of $1,651 in 2016 and net of deferred financing costs of $2,840 in 2016	270,509	—
Current portion of other long-term debt	4,769	306
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at June 30, 2016 and December 31, 2015 and $60,431 and $55,565 of dividends payable as of June 30, 2016 and December 31, 2015, respectively.	150,980	146,114
Total current liabilities	449,092	170,992
Other liabilities, less current portion	3,010	3,007
Derivative instruments	124	220
12.5% senior secured notes due 2017, net of unamortized discount of $2,609 in 2015 and net of deferred financing costs of $4,535 in 2015	—	267,856
Other long-term debt, less current portion	—	4,616
Deferred income taxes	103,426	99,066
Total liabilities	555,652	545,757
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	525,807	525,344
Accumulated other comprehensive loss, net	(124)	(220)
Accumulated deficit	(638,771)	(623,676)
Total stockholders’ deficit	(113,084)	(98,548)
Total liabilities and stockholders’ deficit	$442,568	$447,209

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$35,260	$38,100	$66,873	70,242
Operating expenses:
Engineering and programming	7,586	7,940	15,748	15,604
Selling, general and administrative	12,978	16,341	28,433	31,603
Corporate expenses	2,549	2,424	5,542	4,572
Depreciation and amortization	1,165	1,183	2,415	2,470
Total operating expenses	24,278	27,888	52,138	54,249
(Gain) loss on the disposal of assets	—	(72)	(3)	(78)
Impairment charges and restructuring costs	(26)	(137)	(26)	(137)
Operating income	11,008	10,421	14,764	16,208
Other (expense) income:
Interest expense, net	(10,053)	(9,995)	(20,089)	(19,928)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,434)	(4,867)	(4,867)
Loss before income taxes	(1,479)	(2,008)	(10,192)	(8,587)
Income tax expense	2,300	1,577	4,903	3,613
Net loss	$(3,779)	$(3,585)	$(15,095)	(12,200)
Basic and Diluted net loss per common share	$(0.52)	$(0.49)	$(2.08)	(1.68)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267
Net loss	$(3,779)	$(3,585)	$(15,095)	(12,200)
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	51	49	96	81
Total comprehensive loss	$(3,728)	$(3,536)	$(14,999)	(12,119)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Six-Months Ended June 30, 2016

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2015	380,000	$4	4,166,991	$—	2,340,353	$—	$525,344	$(220)	$(623,676)	$(98,548)
Net loss	—	—	—	—	—	—	—	—	(15,095)	(15,095)
Stock-based compensation	—	—	—	—	—	—	463	—	—	463
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	96	—	96
Balance at June 30, 2016	380,000	$4	4,166,991	$—	2,340,353	$—	$525,807	$(124)	$(638,771)	$(113,084)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six-Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,095)	$(12,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Dividends on Series B preferred stock classified as interest expense	4,867	4,867
(Gain) loss on the disposal of assets	(3)	(78)
Impairment and restructuring charges	(26)	(137)
Stock-based compensation	463	—
Depreciation and amortization	2,415	2,470
Net barter (income) loss	172	(115)
Provision for trade doubtful accounts	(126)	(830)
Amortization of deferred financing costs	1,695	1,685
Amortization of original issued discount	958	839
Deferred income taxes	4,421	3,830
Unearned revenue-barter	84	38
Changes in operating assets and liabilities:
Trade receivables	3,869	(657)
Prepaid expenses and other current assets	(1,332)	(974)
Other assets	70	95
Accounts payable and accrued expenses	(1,643)	(911)
Accrued interest	96	(6)
Other liabilities	14	143
Net cash provided by (used in) operating activities	899	(1,941)
Cash flows from investing activities:
Purchases of property and equipment	(1,752)	(724)
Proceeds from the sale of property and equipment	—	79
Cash payment related to station exchange	(1,897)	—
Net cash used in investing activities	(3,649)	(645)
Cash flows from financing activities:
Payments of other debt	(153)	(169)
Net cash used in financing activities	(153)	(169)
Net decrease in cash and cash equivalents	(2,903)	(2,755)
Cash and cash equivalents at beginning of period	19,443	23,991
Cash and cash equivalents at end of period	$16,540	$21,236
Supplemental cash flows information:
Interest paid	$17,347	$17,422
Income tax paid	$105	$199
Noncash investing and financing activities:
Nonmonetary asset exchange	$2,794	$—
Unrealized gain on derivative instruments	$96	$81

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three- and six-month periods ended June 30, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2016 through the financial statements issuance date. The results of operations for the six-months ended June 30, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2016, we had a working capital deficit due primarily to three events, the reclassification of our Series B Preferred Stock as a current liability, the reclassification of our 12.5% Senior Secured Notes as a current liability, and the final payment on our promissory note relating to the acquisition of the Miami studio building being reclassified as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our 12.5% Senior Secured Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B Preferred Stock, to extent of the funds legally available.

As discussed in Note 9, the 12.5% Senior Secured Notes have a maturity date of April 15, 2017.  We have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our television spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture.

The inability of the Company to repay, refinance and/or restructure its short term obligations could result in significant liquidity requirements on the company. As there can be no assurance that we will be able to successfully implement our strategy, this condition raises substantial doubt about the Company’s ability to continue as a going-concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

We believe we will have sufficient cash on hand to make the final payment on the promissory note relating to the acquisition of the Miami studio building.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

2. Stockholders’ Deficit

(a) Series C Convertible Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio Media Corporation (formerly known as Infinity Media Corporation, “CBS Radio”), an indirect wholly-owned subsidiary of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (“Infinity SF”) and SBS Bay Area, LLC, a wholly-owned subsidiary of SBS, pursuant to which SBS acquired the FCC license of Infinity SF (the “CBS Radio Merger”), we issued to CBS Radio an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (the “Series C preferred stock”). Each share of Series C preferred stock is convertible at the option of the holder into two fully paid and non-assessable shares of the Class A common stock. The shares of Series C preferred stock issued at the closing of the CBS Radio Merger are convertible into 760,000 shares of Class A common stock, subject to certain adjustments. In connection with the CBS Radio Merger, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC, providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.  Pursuant to a Stockholder Agreement dated October 5, 2004 among CBS Radio, Mr. Alarcón and the Company (the “Stockholder Agreement”) the holder of the Series C preferred stock is entitled to certain rights, including first negotiation rights in connection with the sale of certain of the Company’s radio station assets and certain preemptive rights in respect to the Company’s equity issuances.

We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock created after December 23, 2004. Additionally, the Series C preferred stock votes on an as-converted basis equivalent to 760,000 shares of Class A common stock.

On August 8, 2016 CBS Radio entered into a Stock Purchase Agreement with the Company, AAA Trust and Mr. Alarcón (the “Stock Purchase Agreement”) to sell and assign its rights related to its 380,000 shares of Series C preferred stock to the AAA Trust for $3.8 million.  AAA Trust is a Florida trust, of which Mr. Alarcón is the trustee.  Pursuant to the Stock Purchase Agreement, CBS Radio has agreed to assign the rights under the registration rights agreement and Stockholder Agreement to AAA Trust.  The parties are expected to close on the Stock Purchase Agreement on or before September 2, 2016.

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

 (c) 2006 Omnibus Equity Compensation Plan

In July 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants of Class A common stock can be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorizes up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provides that the maximum aggregate number of shares of Class A common stock units, stock awards and other stock-based awards that may be granted, other than dividend equivalents, to any individual during any calendar year is 100,000 shares, subject to adjustments. The Omnibus Plan expired on July 17, 2016 and no further options can be granted under this plan.

(d) Stock Options and Nonvested Share Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as June 30, 2016 and March 31, 2016, and changes during the quarter ended June 30, 2016, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at March 31, 2016	443	$5.42
Granted	—	—
Exercised	—	—
Forfeited	(25)	6.48
Outstanding at June 30, 2016	418	$5.36	$196,650	8.5
Exercisable at June 30, 2016	223	$7.38	$97,500	6.8

The following table summarizes information about our stock options outstanding and exercisable at June 30, 2016 (in thousands, except per share data and contractual life):

	Outstanding				Exercisable
Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 49.99	223	195	$5.36	8.5	223	$7.38

	223	195	5.36	8.5	223	7.38

As of June 30, 2016, there was $0.4 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.  The cost is expected to be recognized over a weighted average period of approximately 1.1 years.

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

For the three-months ended June 30, 2016 and 2015, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended June 30, 2016 and 2015, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $51 thousand and $49 thousand, respectively.

For the six-months ended June 30, 2016 and 2015, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the six-months ended June 30, 2016 and 2015, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $96 thousand and $81 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three- and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	399	86	409	78

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue:
Radio	$31,429	$34,492	$59,954	63,719
Television	3,831	3,608	6,919	6,523
Consolidated	$35,260	$38,100	$66,873	70,242
Engineering and programming expenses:
Radio	$6,112	$6,163	$12,144	11,562
Television	1,474	1,777	3,604	4,042
Consolidated	$7,586	$7,940	$15,748	15,604
Selling, general and administrative expenses:
Radio	$11,327	$15,485	$24,803	29,133
Television	1,651	856	3,630	2,470
Consolidated	$12,978	$16,341	$28,433	31,603
Corporate expenses:	$2,549	$2,424	$5,542	4,572
Depreciation and amortization:
Radio	$475	$424	$963	931
Television	584	663	1,247	1,347
Corporate	106	96	205	192
Consolidated	$1,165	$1,183	$2,415	2,470
(Gain) loss on the disposal of assets, net:
Radio	$—	$(62)	$(3)	(68)
Television	—	1	—	1
Corporate	—	(11)	—	(11)
Consolidated	$—	$(72)	$(3)	(78)
Impairment charges and restructuring costs:
Radio	$—	$—	$—	—
Television	—	—	—	—
Corporate	(26)	(137)	(26)	(137)
Consolidated	$(26)	$(137)	$(26)	(137)

Operating income (loss):
Radio	$13,515	$12,482	$22,047	22,161
Television	122	311	(1,562)	(1,337)
Corporate	(2,629)	(2,372)	(5,721)	(4,616)
Consolidated	$11,008	$10,421	$14,764	16,208
Capital expenditures:
Radio	$897	$277	$1,279	450
Television	215	98	309	182
Corporate	63	64	164	92
Consolidated	$1,175	$439	$1,752	724

	June 30,	December 31,
	2016	2015
Total Assets:
Radio	$382,511	$392,926
Television	56,890	51,388
Corporate	3,167	2,895
Consolidated	$442,568	$447,209

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, due to the full valuation allowance on the Company’s deferred tax assets, other than the net operating loss carryforwards of our U.S. Licensing companies and the U.S. AMT tax credits. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses reported through Q2 2016, management has not changed its valuation allowance position as of June 30, 2016, from December 31, 2015.

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates primarily due to the tax amortization on certain indefinite-lived intangible assets that do not have any valuation allowance and the continued losses that cannot be realized due to the full valuation allowance.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2012 through 2015.   The tax years that remain subject to assessment of additional liabilities by state, local, and Puerto Rico tax authorities are 2010 through 2015.

From time to time, we continue to be subject to state income tax audits, including an active audit by a State tax authority (the “State”) for the income tax years from December 31, 2010 through 2013.  The audit is in the preliminary stages; however, based on the company’s history of audits with the state, we do not anticipate any material tax impact, and thus have not set up a reserve.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2016 and December 31, 2015.

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

Litigation- Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking a declaratory judgment that a “Voting Rights Triggering Event” had occurred (as of April 15, 2010) under our certificate of designations for the Series B preferred stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim alleged that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”) under the Indenture governing the Notes, among other things, were prohibited incurrences of indebtedness under the Certificate of Designations.

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also sought an injunction requiring us to repurchase the Series B preferred stock and an award of contract damages.

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

On May 20, 2016, the parties stipulated to a voluntary dismissal with prejudice of Count III of the amended complaint, which stipulation was granted by the Court on May 25, 2016. This matter is now closed.

Local Tax Assessment

The company has received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,439,452 in underpaid tax, applicable interest and penalties.  The Company disagrees with the assessment and related calculations but is developing a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $391,000, based upon our current best estimate of probable loss, was charged to operations in the accompanying financial statements. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

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

The estimated fair values of our financial instruments are as follows (in millions):

		June 30, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	270.5	$275.0	281.2
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	151.0	65.0	146.1	60.1
Promissory note payable	Level 3	4.8	4.4	4.9	4.2

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at June 30, 2016
		Liabilities
Description	June 30, 2016 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$124	—	124	—

		Fair value measurements at December 31, 2015
		Liabilities
Description	December 31, 2015 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$220	—	220	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three- and six-month periods ended June 30, 2016 and 2015, respectively.

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
Interest rate swaps	2016	2015	2016	2015
Gain recognized in other comprehensive loss (effective portion)	$51	49	96	81

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows (in thousands):

As of June 30, 2016
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$124	—	124	124	—	—

As of December 31, 2015
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$220	—	220	220	—	—

9. 12.5% Senior Secured Notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of 12.5% senior secured notes due 2017 (the “Notes”), due April 15, 2017, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering. The Notes mature in April of 2017. Cash from operating activities will not be sufficient to repay the Notes. We have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our television spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. The inability of the Company to repay, refinance and/or restructure its short term obligations could result in significant liquidity requirements on the company. As there can be no assurance that we will be able to successfully implement our strategy, this condition raises substantial doubt about the Company’s ability to continue as a going-concern.

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

Although for the Additional Interest applicable periods (1), (2), (3), (4), (5), (6), (7), and (8) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, no Additional Interest was incurred and/or payable for those respective Interest Payment Dates.

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

As of June 30, 2016, we were in compliance with all of our covenants under our Indenture.

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

As of June 30, 2016, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $60.4 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

In addition, the Series B preferred stock will be measured at each reporting date as the amount of cash that would be paid pursuant to the contract, had settlement occurred on the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the accruing quarterly dividends of the Series B preferred stock is being recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”).

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 100 affiliate radio stations serving over 53 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 90% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 11.0 million listeners in an average week with our targeted networks.  For the six-months ended June 30, 2016 and 2015, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 90% and 91% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 70 hours of original programming per week.  For the six-months ended June 30, 2016 and 2015, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 10% and 9% of our consolidated net revenues, respectively.

As part of our operating business, we also maintain multiple Spanish and bilingual websites, including www.lamusica.com, Mega.tv and various station websites that provide content related to Latin music, entertainment, news and culture, as well as the LaMusica mobile app.  The LaMusica mobile app simultaneously streams our stations’ content, includes hundreds of curated playlists and has tools that enable users to personalize their mobile streaming preferences.  These enhancements to our mobile app broadened the audience reach of our audio entertainment offering.  In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

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

●

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the six-months ended June 30, 2016 and 2015, local revenue comprised 67% and 62% of our gross revenues, respectively.

●

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the six-months ended June 30, 2016 and 2015, national revenue comprised 13% and 12% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the six-months ended June 30, 2016 and 2015, network revenue comprised 7% and 9% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the six-months ended June 30, 2016 and 2015, these revenues combined comprised approximately 13% and 17% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2016 and 2015

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,
	2016	2015
Net revenue:
Radio	$31,429	34,492
Television	3,831	3,608
Consolidated	$35,260	38,100
Engineering and programming expenses:
Radio	$6,112	6,163
Television	1,474	1,777
Consolidated	$7,586	7,940
Selling, general and administrative expenses:
Radio	$11,327	15,485
Television	1,651	856
Consolidated	$12,978	16,341
Corporate expenses:	$2,549	2,424
Depreciation and amortization:
Radio	$475	424
Television	584	663
Corporate	106	96
Consolidated	$1,165	1,183
(Gain) loss on the disposal of assets, net:
Radio	$—	(62)
Television	—	1
Corporate	—	(11)
Consolidated	$—	(72)
Impairment charges and restructuring costs:
Radio	$—	—
Television	—	—
Corporate	(26)	(137)
Consolidated	$(26)	(137)
Operating income (loss):
Radio	$13,515	12,482
Television	122	311
Corporate	(2,629)	(2,372)
Consolidated	$11,008	10,421

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2016 and 2015 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,
	2016	2015
Net revenue	$35,260	38,100
Engineering and programming expenses	7,586	7,940
Selling, general and administrative expenses	12,978	16,341
Corporate expenses	2,549	2,424
Depreciation and amortization	1,165	1,183
(Gain) loss on disposal of assets, net of disposal costs	—	(72)
Impairment charges and restructuring costs	(26)	(137)
Operating income	11,008	10,421
Interest expense, net	(10,053)	(9,995)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,434)
Income tax expense	2,300	1,577
Net loss	$(3,779)	(3,585)

Net Revenue

The decrease in our consolidated net revenues of $2.8 million or 7% was due to decreases in our radio segment offset by an increase in our television segments’ net revenues.  Our radio segment net revenues decreased $3.1 million or 9%, due to decreases in special events, network and national revenue, which were partially offset by an increase in local sales.  Our local sales increased in our Los Angeles, New York, Puerto Rico, and San Francisco markets, while our national sales decreased in our Chicago, San Francisco, Miami and New York markets.  Our special events revenue decreased in our New York, Miami, Los Angeles, and Puerto Rico markets due to a decrease in scheduled events.  Our television segment net revenues increased $0.2 million or 6%, due to the increases in local, national, and barter sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.4 million was primarily due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $0.1 million or 1%, mainly due to decreases in personnel compensation and benefits, and programming bonuses.  The decrease in our television segment expenses of $0.3 million or 17% related to reductions of acquired and originally produced programming costs.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $3.4 million or 21% was due to the decreases in our radio segment expenses offset by increases in our television segment expenses.  Our radio segment expenses decreased $4.2 million or 27%, mainly due to decreases in special events, commissions, and facilities expenses.  Our television segment expenses increased $0.8 million or 93%, primarily due to increases in bad debt and barter expenses.

Corporate Expenses

The increase in corporate expenses of $0.1 million or 5% was mostly due to an increase in compensation and benefits, and stock-based compensation offset by a decrease in professional fees.

Operating Income

The increase in operating income of $0.6 million or 6% was primarily due to the decrease in net revenues offset by the decrease in operating expenses.

Income Tax Expense

The increase in income tax expense of $0.7 million was primarily a result of the tax amortization on some of our indefinite-lived intangible assets.

Net Loss

The decrease in net loss was primarily due to the increased operating income offset by an increase in income tax expense.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2016 and 2015

The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,
	2016	2015
Net revenue:
Radio	$59,954	63,719
Television	6,919	6,523
Consolidated	$66,873	70,242
Engineering and programming expenses:
Radio	$12,144	11,562
Television	3,604	4,042
Consolidated	$15,748	15,604
Selling, general and administrative expenses:
Radio	$24,803	29,133
Television	3,630	2,470
Consolidated	$28,433	31,603
Corporate expenses:	$5,542	4,572
Depreciation and amortization:
Radio	$963	931
Television	1,247	1,347
Corporate	205	192
Consolidated	$2,415	2,470
(Gain) loss on the disposal of assets, net:
Radio	$(3)	(68)
Television	—	1
Corporate	—	(11)
Consolidated	$(3)	(78)
Impairment charges and restructuring costs:
Radio	$—	—
Television	—	—
Corporate	(26)	(137)
Consolidated	$(26)	(137)

Operating income (loss):
Radio	$22,047	22,161
Television	(1,562)	(1,337)
Corporate	(5,721)	(4,616)
Consolidated	$14,764	16,208

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2016 and 2015 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,
	2016	2015
Net revenue	$66,873	70,242
Engineering and programming expenses	15,748	15,604
Selling, general and administrative expenses	28,433	31,603
Corporate expenses	5,542	4,572
Depreciation and amortization	2,415	2,470
(Gain) loss on disposal of assets, net of disposal costs	(3)	(78)
Impairment charges and restructuring costs	(26)	(137)
Operating income	14,764	16,208
Interest expense, net	(20,089)	(19,928)
Dividends on Series B preferred stock classified as interest expense	(4,867)	(4,867)
Income tax expense	4,903	3,613
Net loss	$(15,095)	(12,200)

Net Revenue

The decrease in our consolidated net revenues of $3.4 million or 5% was due to decreases in our radio segment offset by an increase in our television segments’ net revenues.  Our radio segment net revenues decreased $3.8 million or 6%, due to decreases in special events and network revenue, which were partially offset by an increase in local and national sales.  Our local sales increased in our New York, Los Angeles, Miami and San Francisco markets, while our national sales increased in our Los Angeles, New York, and Puerto Rico markets.  Our special events revenue decreased in our Puerto Rico, New York, Miami, and Los Angeles markets due to a decrease in scheduled events.  Our television segment net revenues increased $0.4 million or 6%, due to the increases in local, national, and barter sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.1 million was primarily due to the increase in our radio segments’ expenses.  Our radio segment expenses increased $0.6 million or 5%, mainly due to an increase transmission facility related taxes and the acquisition of digital programming content.  This increase was offset by a decrease in our television segment expenses of $0.4 million or 11% related to reductions of acquired and originally produced programming costs.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $3.2 million or 10% was due to the decreases in our radio segment expenses offset by increases in our television segment expenses.  Our radio segment expenses decreased $4.3 million or 15%, mainly due to decreases in special events, commissions, personnel compensation and benefits, and bonus expenses, which were offset by increases in professional fees.  Our television segment expenses increased $1.2 million or 47%, primarily due to increases in bad debt, commissions, rating services, and barter expenses.

Corporate Expenses

The increase in corporate expenses of $1.0 million or 21% was mostly due to an increase in compensation and benefits, and stock-based compensation offset by a decrease in professional fees.

Operating Income

The decrease in operating income of $1.4 million or 9% was due to the decrease in net revenues and increase in corporate expenses offset by a decrease in operating expenses.

Income Tax Expense

The increase in income tax expense of $1.3 million was primarily a result of the tax amortization on some of our indefinite-lived intangible assets.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, we had a working capital deficit due primarily to three events, the reclassification of our Series B Preferred Stock as a current liability, the reclassification of our 12.5% Senior Secured Notes as a current liability, and the final payment on our promissory note relating to the acquisition of the Miami studio building being reclassified as a current liability.  Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our 12.5% Senior Secured Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B Preferred Stock, to extent of the funds legally available.

The 12.5% Senior Secured Notes (the “Notes”) have a maturity date of April 15, 2017.  We have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our television spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture.

The inability of the Company to repay, refinance and/or restructure its short term obligations could result in significant liquidity requirements on the company. As there can be no assurance, at this time, that we will be able to successfully implement our strategy, the conditions or events raise substantial doubt about the Company’s ability to continue as a going-concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

We believe we will have sufficient cash on hand to make the final payment on the promissory note relating to the acquisition of the Miami studio building.

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

Our strategy is to primarily utilize cash flows from operations to meet our ordinary course operating obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our ordinary course operating obligations over the next twelve-month period, including, among other things, required semi-annual interest payments pursuant to the Notes and capital expenditures. Cash from operating activities will not be sufficient to repay the Notes at their maturity date or to redeem the Series B Preferred Stock.

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

12.5% senior secured notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of our Notes, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering. The Notes mature in April of 2017.  Cash from operating activities will not be sufficient to repay the Notes. We have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our television spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. The inability of the Company to repay, refinance and/or restructure its short term obligations could result in significant liquidity requirements on the company. As there can be no assurance that we will be able to successfully implement our strategy, this condition raises substantial doubt about the Company’s ability to continue as a going-concern.

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

Although for the Additional Interest applicable periods (1), (2), (3), (4), (5), (6), (7), and (8) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). Therefore, no Additional Interest was incurred and/or payable for those respective Interest Payment Dates.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements) currently prevents us from incurring any such additional debt.

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

As of June 30, 2016, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2016 and 2015, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,		Change
	2016	2015	$
Capital expenditures:
Radio	$1,279	450	829
Television	309	182	127
Corporate	164	92	72
Consolidated	$1,752	$724	1,028

Net cash flows provided by (used in) operating activities	$899	(1,941)	2,840
Net cash flows used in investing activities	(3,649)	(645)	(3,004)
Net cash flows used in financing activities	(153)	(169)	16
Net (decrease) increase in cash and cash equivalents	$(2,903)	(2,755)

Capital Expenditures

The increase in our capital expenditures was primarily due to on-going development of the LaMusica digital application.

Net Cash Flows (Used In) Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of increased receivable collections offset by payments issued towards reducing payables and accruals.

Net Cash Flows (Used in) Provided by Investing Activities

Changes in our net cash used in investing activities were primarily a result of the cash used to acquire spectrum related assets in Puerto Rico and the ongoing development of the LaMusica digital platform.

Net Cash Flows (Used in) Provided by Financing Activities

Changes in our net cash used in from financing activities were a result of having eliminated certain leases that were present in the prior year.

Recent Developments

Related Party Transaction – Stock Purchase Agreement

On August 8, 2016 CBS Radio entered into a Stock Purchase Agreement with the Company, AAA Trust and Mr. Alarcón (the “Stock Purchase Agreement”) to sell and assign its rights related to its 380,000 shares of Series C preferred stock to the AAA Trust for $3.8 million.  AAA Trust is a Florida trust, of which Mr. Alarcón is the trustee.  Pursuant to the Stock Purchase Agreement, CBS

Radio has agreed to assign the rights under the registration rights agreement and Stockholder Agreement to AAA Trust.  The parties are expected to close on the Stock Purchase Agreement on or before September 2, 2016.

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

We did not regain compliance with the rule by July 26, 2016 and received a letter from NASDAQ stating that unless we request an appeal, our Class A Common Stock will be scheduled for delisting at the opening of business on August 5, 2016. On August 3, 2016, we filed a request for a hearing to appeal the delisting. The hearing has been scheduled for September 8, 2016. There is no assurance that our appeal will be successful.

Local Tax Assessment

The company has received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,439,452 in underpaid tax, applicable interest and penalties. The Company disagrees with the assessment and related calculations but is developing a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $391,000, based upon our current best estimate of probable loss, was charged to operations in the accompanying financial statements. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. We are currently evaluating the impact, if any, that this new standard will have on our financial position and results of operations.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the six-months ended June 30, 2016.

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

Changes In Internal Control Over Financial Reporting. In November 2015, management concluded that a control deficiency with respect to the precision of the review of the calculation of the provision for income taxes constituted a material weakness in internal control over financial reporting and that our disclosure controls and procedures were not and would not be deemed effective until such time that the deficiency was considered remediated.

Management has since implemented the following remedial measures to improve the precision of the review of the calculation of the provision for income taxes:

1.	The Company has engaged an independent third party tax expert to perform a detailed review of the income tax provision.

2.

The Company developed a detailed set of checklists to outline and more clearly identify the review procedures that need to be performed specifically by the company’s management and by the third party tax expert as part of their independent and combined reviews.  The checklists include procedures designed to verify the accuracy and completeness of data, to identify additional areas of potential tax and accounting issues, set minimum thresholds of items to review, assess qualifications and establish minimum review procedures that need to be performed.

The combination of engaging an independent third party tax expert and the creation of the checklists utilized in the review have strengthened the Company’s documentation process and the overall communication among management, the independent income tax provision preparer, and the independent third party tax specialist assisting with the review, resulting in the improved precision of the review of the calculation and an improved evaluation of the tax provision.

Based on our assessment, management concluded that the material weakness related to the precision of the review of the calculation of the provision for income taxes has been remediated as of June 30, 2016, as the implemented remedial controls have been operating effectively for a sufficient period of time.

There has been no further change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Litigation - Brevan Howard and Others Complaint

On December 27, 2013, River Birch Master Fund, L.P., P River Birch Ltd. (together, “River Birch”) and Visium Catalyst Credit Master Fund, Ltd. (collectively with River Birch, “Initial Plaintiffs”) brought a claim against us in the Delaware Court of Chancery (the “Court”) seeking a declaratory judgment that a “Voting Rights Triggering Event” had occurred (as of April 15, 2010) under our certificate of designations for the Series B preferred stock (the “Certificate of Designations”) as a result of our non-payment of dividends. The claim alleged that as a result of such Voting Rights Triggering Event, the incurrence of indebtedness for the purpose of purchasing our Houston television station and the issuance of our 12.5% Senior Secured Notes due 2017 (the “Notes”) under the Indenture governing the Notes, among other things, were prohibited incurrences of indebtedness under the Certificate of Designations.

The Initial Plaintiffs further claim that we violated the Certificate of Designations by failing to take any actions or explore any options that would have given us legally available funds with which to repurchase the outstanding Series B preferred stock on October 15, 2013. In connection with their claims, Initial Plaintiffs also sought an injunction requiring us to repurchase the Series B preferred stock and an award of contract damages.

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

On May 20, 2016, the parties stipulated to a voluntary dismissal with prejudice of Count III of the amended complaint, which stipulation was granted by the Court on May 25, 2016. This matter is now closed.

Item 1A. Risk Factors

Impeding Maturity of our Notes

Our Notes mature on April 15, 2017.  We do not currently have sufficient cash on hand and we do not expect to generate sufficient cash from operations to repay the Notes at maturity.  We have engaged financial advisors to assist us in developing a comprehensive refinancing strategy that considers all of the Company’s obligations under its debt and capital structure.  Additionally, we are participating in the Broadcast Incentive Auction and evaluating the potential monetization of our television spectrum and other assets to generate cash proceeds that would be used to repay our outstanding notes in accordance with the Indenture. There can be no assurance that we will be able to successfully implement our strategy. Our failure to do so could result in a default under the Notes and raise substantial doubt about our ability to continue as a going concern.

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

Date: August 15, 2016

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