Form 10-Q
period 2016-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2016-11-14
CIK 927720

Y BC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
Assets	2016	2015

Current assets:
Cash and cash equivalents	$27,423	$19,443
Receivables:
Trade	28,592	34,415
Barter	217	231
	28,809	34,646
Less allowance for doubtful accounts	514	1,431
Net receivables	28,295	33,215
Prepaid expenses and other current assets	6,857	5,318
Total current assets	62,575	57,976
Property and equipment, net of accumulated depreciation of $74,969 in 2016 and $71,590 in 2015	28,823	30,460
FCC broadcasting licenses	323,961	319,356
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,092 in 2016 and $1,020 in 2015	1,456	1,528
Assets held for exchange	—	2,794
Deferred tax assets	1,666	1,758
Other assets	427	531
Total assets	$451,714	$447,209
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$13,948	$16,552
Accrued interest	15,883	7,194
Unearned revenue	960	796
Other liabilities	15	30
Current portion of 12.5% senior secured notes due 2017, net of unamortized discount of $1,149 in 2016 and net of deferred financing costs of $1,989 in 2016	271,862	—
Current portion of other long-term debt	4,692	306
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at September 30, 2016 and December 31, 2015 and $62,865 and $55,565 of dividends payable as of September 30, 2016 and December 31, 2015, respectively.	153,414	146,114
Total current liabilities	460,774	170,992
Other liabilities, less current portion	2,967	3,007
Derivative instruments	70	220
12.5% senior secured notes due 2017, net of unamortized discount of $2,609 in 2015 and net of deferred financing costs of $4,535 in 2015	—	267,856
Other long-term debt, less current portion	—	4,616
Deferred income taxes	105,599	99,066
Total liabilities	569,410	545,757
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	525,903	525,344
Accumulated other comprehensive loss, net	(70)	(220)
Accumulated deficit	(643,533)	(623,676)
Total stockholders’ deficit	(117,696)	(98,548)
Total liabilities and stockholders’ deficit	$451,714	$447,209

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$35,635	$36,381	$102,508	106,623
Operating expenses:
Engineering and programming	7,836	7,493	23,584	23,097
Selling, general and administrative	14,211	15,315	42,644	46,918
Corporate expenses	2,505	2,870	8,047	7,442
Depreciation and amortization	1,133	1,152	3,548	3,622
Total operating expenses	25,685	26,830	77,823	81,079
(Gain) loss on the disposal of assets	—	1	(3)	(77)
Impairment charges and restructuring costs	—	735	(26)	598
Operating income	9,950	8,815	24,714	25,023
Other (expense) income:
Interest expense, net	(10,020)	(9,951)	(30,109)	(29,879)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)	(7,300)	(7,300)
Loss before income taxes	(2,503)	(3,569)	(12,695)	(12,156)
Income tax expense	2,259	4,123	7,162	7,736
Net loss	$(4,762)	$(7,692)	$(19,857)	(19,892)
Basic and Diluted net loss per common share	$(0.66)	$(1.06)	$(2.73)	(2.74)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267
Net loss	$(4,762)	$(7,692)	$(19,857)	(19,892)
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	54	44	150	125
Total comprehensive loss	$(4,708)	$(7,648)	$(19,707)	(19,767)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Nine-Months Ended September 30, 2016

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2015	380,000	$4	4,166,991	$—	2,340,353	$—	$525,344	$(220)	$(623,676)	$(98,548)
Net loss	—	—	—	—	—	—	—	—	(19,857)	(19,857)
Stock-based compensation	—	—	—	—	—	—	559	—	—	559
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	150	—	150
Balance at September 30, 2016	380,000	$4	4,166,991	$—	2,340,353	$—	$525,903	$(70)	$(643,533)	$(117,696)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine-Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,857)	$(19,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Dividends on Series B preferred stock classified as interest expense	7,300	7,300
(Gain) loss on the disposal of assets	(3)	(77)
Impairment and restructuring charges	(26)	598
Stock-based compensation	559	4
Depreciation and amortization	3,548	3,622
Net barter (income) loss	(45)	(228)
Provision for trade doubtful accounts	(185)	(701)
Amortization of deferred financing costs	2,546	2,529
Amortization of original issued discount	1,460	1,279
Deferred income taxes	6,625	7,345
Unearned revenue-barter	223	80
Changes in operating assets and liabilities:
Trade receivables	4,854	(4,165)
Prepaid expenses and other current assets	(1,302)	(1,794)
Other assets	104	143
Accounts payable and accrued expenses	(2,225)	1,087
Accrued interest	8,689	8,588
Other liabilities	(28)	142
Net cash provided by (used in) operating activities	12,237	5,860
Cash flows from investing activities:
Purchases of property and equipment	(2,130)	(1,384)
Proceeds from the sale of property and equipment	—	79
Cash payment related to station exchange	(1,897)	—
Net cash used in investing activities	(4,027)	(1,305)
Cash flows from financing activities:
Payments of other debt	(230)	(254)
Net cash used in financing activities	(230)	(254)
Net increase in cash and cash equivalents	7,980	4,301
Cash and cash equivalents at beginning of period	19,443	23,991
Cash and cash equivalents at end of period	$27,423	$28,292
Supplemental cash flows information:
Interest paid	$17,424	$17,505
Income tax paid	$168	$321
Noncash investing and financing activities:
Nonmonetary asset exchange	$2,794	$—
Unrealized gain on derivative instruments	$150	$125

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three- and nine-month periods ended September 30, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2015, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2016 through the financial statements issuance date. The results of operations for the nine-months ended September 30, 2016 are not necessarily indicative of the results for the entire year ending December 31, 2016, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2016, we had a working capital deficit due primarily to three events, the reclassification of our Series B Preferred Stock as a current liability, the reclassification of our 12.5% Senior Secured Notes as a current liability, and the final payment on our promissory note relating to the acquisition of the Miami studio building being reclassified as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our 12.5% Senior Secured Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B Preferred Stock, to extent of the funds legally available.

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

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230).  This new standard’s objective is to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows.  This update is effective on a retrospective basis for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  We are currently evaluating the impact, if any, that this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This new standard’s objective is to simplify certain aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows. This update is effective on a prospective, retrospective, and modified retrospective basis for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  We will adopt this accounting standard update effective January 1, 2017 and are currently evaluating the impact of the provisions of this update.  We do not expect this update to have a material impact on our consolidated financial statements; however, our initial assessment is subject to change.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This new standard requires organizations that lease assets to recognize on the balance sheet the lease assets and lease liabilities for the rights and obligations created by those leases and disclose key information about the leasing agreements.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted as of the beginning of an interim or annual reporting period and must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  We are currently evaluating the impact that this new standard will have on our financial position and related disclosures and expect the impact on our assets and liabilities will be material due to the addition of right-of-use assets and lease liabilities; however the impact cannot currently be quantified.

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments – Recognition and Measurement. The new guidance changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value and as such these investments may be measured at cost.  The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact, if any; however, we do not expect this update to have a material impact on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. The Company currently expects to adopt the new revenue standard in its first quarter of 2018 and continues to evaluate the method of adoption and the impact of the provisions on our financial position and results of operations, if any.  We do not expect this update to have a material impact on our financial position or results of operations; however, our initial assessment is subject to change.

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

On August 8, 2016 CBS Radio entered into a Stock Purchase Agreement with the Company, AAA Trust and Mr. Alarcón (the “Stock Purchase Agreement”) to sell and assign its rights related to its 380,000 shares of Series C preferred stock to the AAA Trust for $3.8 million.  AAA Trust is a Florida trust, of which Mr. Alarcón is the trustee.  Pursuant to the Stock Purchase Agreement, CBS Radio has agreed to assign the rights under the registration rights agreement and Stockholder Agreement to AAA Trust.  The parties closed on the Stock Purchase Agreement on August 18, 2016.

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

(d) Stock Options and Nonvested Share Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as September 30, 2016 and June 30, 2016, and changes during the quarter ended September 30, 2016, is presented below (in thousands, except per share data and contractual life):

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at June 30, 2016	418	$5.36
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2016	418	$5.36	$331,200	8.2
Exercisable at September 30, 2016	223	$7.38	$156,000	6.6

The following table summarizes information about our stock options outstanding and exercisable at September 30, 2016 (in thousands, except per share data and contractual life):

	Outstanding				Exercisable
Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 49.99	223	195	$5.36	8.2	223	$7.38

	223	195	5.36	8.2	223	7.38

As of September 30, 2016, there was $0.3 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.  The cost is expected to be recognized over a weighted average period of approximately 0.9 years.

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

For the three-months ended September 30, 2016 and 2015, we reclassified from other comprehensive loss to interest expense $0.1 million.  During the three-months ended September 30, 2016 and 2015, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $54 thousand and $44 thousand, respectively.

For the nine-months ended September 30, 2016 and 2015, we reclassified from other comprehensive loss to interest expense $0.2 million.  During the nine-months ended September 30, 2016 and 2015, we recognized in other comprehensive income, net of taxes- an unrealized gain on derivative instrument of approximately $150 thousand and $125 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	399	111	409	106

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue:
Radio	$32,055	$33,476	$92,009	97,195
Television	3,580	2,905	10,499	9,428
Consolidated	$35,635	$36,381	$102,508	106,623
Engineering and programming expenses:
Radio	$5,853	$5,551	$17,997	17,113
Television	1,983	1,942	5,587	5,984
Consolidated	$7,836	$7,493	$23,584	23,097
Selling, general and administrative expenses:
Radio	$12,712	$13,583	$37,515	42,716
Television	1,499	1,732	5,129	4,202
Consolidated	$14,211	$15,315	$42,644	46,918
Corporate expenses:	$2,505	$2,870	$8,047	7,442
Depreciation and amortization:
Radio	$457	$432	$1,420	1,363
Television	568	630	1,815	1,977
Corporate	108	90	313	282
Consolidated	$1,133	$1,152	$3,548	3,622
(Gain) loss on the disposal of assets, net:
Radio	$—	$—	$(3)	(68)
Television	—	1	—	2
Corporate	—	—	—	(11)
Consolidated	$—	$1	$(3)	(77)
Impairment charges and restructuring costs:
Radio	$—	$925	$—	925
Television	—	—	—	—
Corporate	—	(190)	(26)	(327)
Consolidated	$—	$735	$(26)	598

Operating income (loss):
Radio	$13,033	$12,985	$35,080	35,146
Television	(470)	(1,400)	(2,032)	(2,737)
Corporate	(2,613)	(2,770)	(8,334)	(7,386)
Consolidated	$9,950	$8,815	$24,714	25,023
Capital expenditures:
Radio	$92	$248	$1,371	698
Television	204	295	513	477
Corporate	82	117	246	209
Consolidated	$378	$660	$2,130	1,384

	September 30,	December 31,
	2016	2015
Total Assets:
Radio	$392,603	$392,926
Television	56,338	51,388
Corporate	2,773	2,895
Consolidated	$451,714	$447,209

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, due to the full valuation allowance on the Company’s deferred tax assets, other than the net operating loss carryforwards of our U.S. Licensing companies and the U.S. AMT tax credits. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued operating losses reported through Q3 2016, management has not changed its valuation allowance position as of September 30, 2016, from December 31, 2015.

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates primarily due to the tax amortization on certain indefinite-lived intangible assets that do not have any valuation allowance and the continued losses that cannot be realized due to the full valuation allowance.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2013 through 2015.   The tax years that remain subject to assessment of additional liabilities by state, local, and Puerto Rico tax authorities are 2011 through 2015.

From time to time, we continue to be subject to state income tax audits, including an active audit by a State tax authority (the “State”) for the income tax years from December 31, 2010 through 2013.  The audit is in the preliminary stages; however, based on the company’s history of audits with the state, we do not anticipate any material tax impact, and thus have not set up a reserve.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2016 and December 31, 2015.

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

The fair value of the Series B cumulative exchangeable redeemable preferred stock may be impacted by the potential monetization of our television spectrum and other assets to generate cash proceeds which we could use to repay, refinance and/or restructure our short term obligations.

The estimated fair values of our financial instruments are as follows (in millions):

		September 30, 2016		December 31, 2015
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	275.9	$275.0	281.2
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	153.4	68.0	146.1	60.1
Promissory note payable	Level 3	4.7	4.6	4.9	4.2

Fair Value of Derivative Instruments

The following table represents required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at September 30, 2016
		Liabilities
Description	September 30, 2016 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$70	—	70	—

		Fair value measurements at December 31, 2015
		Liabilities
Description	December 31, 2015 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$220	—	220	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk. There were no transfers between Levels during the three- and nine-month periods ended September 30, 2016 and 2015, respectively.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
Interest rate swaps	2016	2015	2016	2015
Gain recognized in other comprehensive loss (effective portion)	$54	44	150	125

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

Our interest rate swap is governed by a master netting arrangement, which is required to be disclosed as a balance sheet offsetting item as follows (in thousands):

As of September 30, 2016
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$70	—	70	70	—	—

As of December 31, 2015
Gross amounts not offset in
the balance sheet
	Gross amounts of	Gross amounts	Net amounts of		Cash
	recognized	offset in the	liabilities presented	Financial	collateral
Description	liabilities	balance sheet	in the balance sheet	Instruments	received	Net amount
Interest rate swap	$220	—	220	220	—	—

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

As of September 30, 2016, we were in compliance with all of our covenants under our Indenture.

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

As of September 30, 2016, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $62.9 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 100 affiliate radio stations serving over 53 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 90% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 13.0 million listeners in an average week with our targeted networks.  For the nine-months ended September 30, 2016 and 2015, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 90% and 91% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 70 hours of original programming per week.  For the nine-months ended September 30, 2016 and 2015, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 10% and 9% of our consolidated net revenues, respectively.

As part of our operating business, we also maintain multiple Spanish and bilingual websites, including www.lamusica.com, Mega.tv and various station websites that provide content related to Latin music, entertainment, news and culture, as well as the LaMusica mobile app.  The LaMusica mobile app is a music and entertainment video and audio app, that programs an extensive series of short form videos, simultaneously live streams our radio stations’, includes hundreds of curated playlists and has tools that enable users to personalize their mobile radio streaming experience.  The new video enhancements to our mobile app significantly enhance the audience’s engagement level and increases the reach of our mobile offering.  In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

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

●

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the nine-months ended September 30, 2016 and 2015, local revenue comprised 67% and 62% of our gross revenues, respectively.

●

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the nine-months ended September 30, 2016 and 2015, national revenue comprised 13% and 14% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the nine-months ended September 30, 2016 and 2015, network revenue comprised 6% and 9% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the nine-months ended September 30, 2016 and 2015, these revenues combined comprised approximately 13% and 15% of our gross revenues, respectively.

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

●

Engineering and programming expenses. Engineering and programming expenses are related to the delivery and creation of our programming content. These expenses include compensation and benefits for employees involved in engineering and programming, transmitter-related expenses, originally produced content, on-air promotions, acquired programming, music license fees, and other expenses.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2016 and 2015

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,
	2016	2015
Net revenue:
Radio	$32,055	33,476
Television	3,580	2,905
Consolidated	$35,635	36,381
Engineering and programming expenses:
Radio	$5,853	5,551
Television	1,983	1,942
Consolidated	$7,836	7,493
Selling, general and administrative expenses:
Radio	$12,712	13,583
Television	1,499	1,732
Consolidated	$14,211	15,315
Corporate expenses:	$2,505	2,870
Depreciation and amortization:
Radio	$457	432
Television	568	630
Corporate	108	90
Consolidated	$1,133	1,152
(Gain) loss on the disposal of assets, net:
Radio	$—	—
Television	—	1
Corporate	—	—
Consolidated	$—	1
Impairment charges and restructuring costs:
Radio	$—	925
Television	—	—
Corporate	—	(190)
Consolidated	$—	735
Operating income (loss):
Radio	$13,033	12,985
Television	(470)	(1,400)
Corporate	(2,613)	(2,770)
Consolidated	$9,950	8,815

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2016 and 2015 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2016	2015
Net revenue	$35,635	36,381
Engineering and programming expenses	7,836	7,493
Selling, general and administrative expenses	14,211	15,315
Corporate expenses	2,505	2,870
Depreciation and amortization	1,133	1,152
(Gain) loss on disposal of assets, net of disposal costs	—	1
Impairment charges and restructuring costs	—	735
Operating income	9,950	8,815
Interest expense, net	(10,020)	(9,951)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Income tax expense	2,259	4,123
Net loss	$(4,762)	(7,692)

Net Revenue

The decrease in our consolidated net revenues of $0.7 million or 2% was due to decreases in our radio segment offset by an increase in our television segments’ net revenues.  Our radio segment net revenues decreased $1.4 million or 4%, due to decreases in national, network, barter and internet revenue, which were partially offset by increases in local sales and special events.  Our local sales increased in our San Francisco, Miami, Los Angeles and Puerto Rico markets, while our national sales decreased in our New York, Chicago, San Francisco and Los Angeles markets.  Our special events revenue increased in our Los Angeles, San Francisco and Puerto Rico markets due to an increase in scheduled events.  Our television segment net revenues increased $0.7 million or 23%, due to the increases in national, local and barter sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.3 million or 5% was primarily due to the increase in our radio segment expenses.  Our radio segment expenses increased $0.3 million or 5%, mainly due to an increase the acquisition of digital programming costs.  The television segment expenses increased by less than $0.1 million or 2% primarily due increases in originally produced content offset by reduction in fiber charges.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $1.1 million or 7% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $0.9 million or 6%, mainly due to decreases in commissions, advertising, promotion and prize expenses, affiliate compensation, bad debt and facilities expenses offset by increases in rating service and special events expenses.  Our television segment expenses decreased $0.2 million or 13%, primarily due to decreases in professional fees and barter expenses.

Corporate Expenses

The decrease in corporate expenses of $0.4 million or 13% was mostly due to a decrease in professional fees offset by an increase in compensation and benefits, and stock-based compensation.

Impairment Charges and Restructuring Costs

The decrease in impairment charges and restructuring costs of $0.7 million was primarily due to an impairment of our San Francisco market FCC broadcasting license in the prior period.

Operating Income

The increase in operating income of $1.1 million or 13% was primarily due to the decrease in net revenues offset by the decrease in operating expenses and the prior period recognition of an impairment of our FCC license.

Income Tax Expense

The decrease in income tax expense of $1.9 million was primarily a result of recording a valuation allowance on a deferred tax asset related to our Puerto Rico subsidiary in the prior year.

Net Loss

The decrease in net loss was primarily due to the increased operating income and decrease in income tax expense.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2016 and 2015

The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,
	2016	2015
Net revenue:
Radio	$92,009	97,195
Television	10,499	9,428
Consolidated	$102,508	106,623
Engineering and programming expenses:
Radio	$17,997	17,113
Television	5,587	5,984
Consolidated	$23,584	23,097
Selling, general and administrative expenses:
Radio	$37,515	42,716
Television	5,129	4,202
Consolidated	$42,644	46,918
Corporate expenses:	$8,047	7,442
Depreciation and amortization:
Radio	$1,420	1,363
Television	1,815	1,977
Corporate	313	282
Consolidated	$3,548	3,622
(Gain) loss on the disposal of assets, net:
Radio	$(3)	(68)
Television	—	2
Corporate	—	(11)
Consolidated	$(3)	(77)
Impairment charges and restructuring costs:
Radio	$—	925
Television	—	—
Corporate	(26)	(327)
Consolidated	$(26)	598

Operating income (loss):
Radio	$35,080	35,146
Television	(2,032)	(2,737)
Corporate	(8,334)	(7,386)
Consolidated	$24,714	25,023

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2016 and 2015 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2016	2015
Net revenue	$102,508	106,623
Engineering and programming expenses	23,584	23,097
Selling, general and administrative expenses	42,644	46,918
Corporate expenses	8,047	7,442
Depreciation and amortization	3,548	3,622
(Gain) loss on disposal of assets, net of disposal costs	(3)	(77)
Impairment charges and restructuring costs	(26)	598
Operating income	24,714	25,023
Interest expense, net	(30,109)	(29,879)
Dividends on Series B preferred stock classified as interest expense	(7,300)	(7,300)
Income tax expense	7,162	7,736
Net loss	$(19,857)	(19,892)

Net Revenue

The decrease in our consolidated net revenues of $4.1 million or 4% was due to decreases in our radio segment offset by an increase in our television segment net revenues.  Our radio segment net revenues decreased $5.2 million or 5%, due to decreases in national, network, barter, special events and internet revenue, which were partially offset by an increase in local sales.  Our local sales increased in our Los Angeles, New York, Miami and San Francisco markets, while our national sales decreased in our Chicago, New York, Miami and San Francisco markets.  Our special events revenue decreased in our Los Angeles, New York, Miami, and Puerto Rico markets due to a decrease in scheduled events.  Our television segment net revenues increased $1.1 million or 11%, due to the increases in national, local and barter sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.5 million or 2% was primarily due to the increase in our radio segment expenses offset by a decrease in our television segment expenses.  Our radio segment expenses increased $0.9 million or 5%, mainly due to an increase transmission facility related taxes and the acquisition of digital programming content offset by decrease in compensation and talent costs.  This increase was offset by a decrease in our television segment expenses of $0.4 million or 7% related to reductions of acquired and originally produced programming costs.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $4.3 million or 9% was due to the decreases in our radio segment expenses offset by increases in our television segment expenses.  Our radio segment expenses decreased $5.2 million or 12%, mainly due to decreases in special events, facilities, commissions, personnel compensation and benefits, and bonus expenses, which were offset by increases in rating services and professional fees.  Our television segment expenses increased $0.9 million or 22%, primarily due to increases in commissions, rating services, bad debt and barter expenses offset by decreases in special event expense and professional fees.

Corporate Expenses

The increase in corporate expenses of $0.6 million or 8% was mostly due to an increase in compensation and benefits, and stock-based compensation offset by a decrease in professional fees.

Impairment Charges and Restructuring Costs

The decrease in impairment charges and restructuring costs of $0.6 million was primarily due to an impairment of our San Francisco market FCC broadcasting license in the prior period.

Operating Income

The decrease in operating income of $0.3 million or 1% was primarily due to the decrease in net revenues offset by the decrease in operating expenses and the prior period recognition of an impairment of our FCC license.

Income Tax Expense

The decrease in income tax expense of $0.6 million was primarily a result of the tax amortization on some of our indefinite-lived intangible assets that did not have any valuation allowance and recording a valuation allowance on a deferred tax asset related to our Puerto Rico subsidiary in the prior year.

Net Loss

The decrease in net loss was primarily due to the decreased operating income offset by the decrease in income tax expense.

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

Our consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2016, we had a working capital deficit due primarily to three events, the reclassification of our Series B Preferred Stock as a current liability, the reclassification of our 12.5% Senior Secured Notes as a current liability, and the final payment on our promissory note relating to the acquisition of the Miami studio building being reclassified as a current liability.  Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our 12.5% Senior Secured Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B Preferred Stock, to extent of the funds legally available.

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

Covenants and Other Matters

The Indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the guarantors to:

●	incur or guarantee additional indebtedness;
●	pay dividends and make other restricted payments;
●	incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;
●	engage in sale-lease back transactions;
●	enter into new lines of business;
●	make certain payments to holders of Notes that consent to amendments to the Indenture governing the Notes without paying such amounts to all holders of Notes;
●	create or incur certain liens;
●	make certain investments and acquisitions;
●	transfer or sell assets;
●	engage in transactions with affiliates; and
●	merge or consolidate with other companies or transfer all or substantially all of our assets.

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

As of September 30, 2016, we were in compliance with all of our covenants under our Indenture.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2016 and 2015, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,		Change
	2016	2015	$
Capital expenditures:
Radio	$1,371	698	673
Television	513	477	36
Corporate	246	209	37
Consolidated	$2,130	$1,384	746

Net cash flows provided by operating activities	$12,237	5,860	6,377
Net cash flows used in investing activities	(4,027)	(1,305)	(2,722)
Net cash flows used in financing activities	(230)	(254)	24
Net (decrease) increase in cash and cash equivalents	$7,980	4,301

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

Recent Developments

Employees

In July 2016, SAG-AFTRA was certified as the exclusive bargaining agent solely for the on-air talent employees of our Los Angeles-based stations KXOL and KLAX.  We have been negotiating with representatives of SAG-AFTRA for a collective bargaining agreement which would cover those employees.  We have not yet reached an agreement with SAG-AFTRA and do not know if or when we will be able to reach such an agreement.

Related Party Transaction – Stock Purchase Agreement

On August 8, 2016 CBS Radio entered into a Stock Purchase Agreement with the Company, AAA Trust and Mr. Alarcón (the “Stock Purchase Agreement”) to sell and assign its rights related to its 380,000 shares of Series C preferred stock to the AAA Trust for $3.8 million.  AAA Trust is a Florida trust, of which Mr. Alarcón is the trustee.  Pursuant to the Stock Purchase Agreement, CBS Radio has agreed to assign the rights under the registration rights agreement and Stockholder Agreement to AAA Trust.  The parties closed on the Stock Purchase Agreement on August 18, 2016.

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

We did not regain compliance with the rule by July 26, 2016 and received a letter from NASDAQ stating that unless we request an appeal, our Class A Common Stock will be scheduled for delisting at the opening of business on August 5, 2016.  On August 3, 2016, we filed a request for a hearing to appeal the delisting. The hearing occurred on September 8, 2016.

On September 17, 2016, the Company received written notification from NASDAQ, dated September 12, 2016, granting the Company’s request to continue the listing of its shares on the NASDAQ Global Market until January 23, 2017.  NASDAQ has required that, during this exception period, the Company provide prompt notification of any significant events that occur during this time which may call into question the Company’s ability to demonstrate compliance with the Rule.

The Company intends to use all reasonable efforts to maintain the listing of its common stock on the NASDAQ Global Market, but there can be no assurance that the Company will regain compliance with the Rule.  If the Company does not regain compliance with the Rule by January 23, 2017, the NASDAQ Hearings Panel will issue its final determination to delist the Company’s shares and suspend trading on the NASDAQ Stock Market effective on the second business day from the date of the final determination. If we do not regain compliance with the rule by January 23, 2017, we intend to apply for listing on the OTC Market if it is determined that the Company’s shares will be suspended from trading and delisted from the NASDAQ Stock Market.

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

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230).  This new standard’s objective is to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows.  This update is effective on a retrospective basis for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  We are currently evaluating the impact, if any, that this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This new standard’s objective is to simplify certain aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows. This update is effective on a prospective, retrospective, and modified retrospective basis for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  We will adopt this accounting standard update effective January 1, 2017 and are currently evaluating the impact of the provisions of this update.  We do not expect this update to have a material impact on our consolidated financial statements; however, our initial assessment is subject to change.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This new standard requires organizations that lease assets to recognize on the balance sheet the lease assets and lease liabilities for the rights and obligations created by those leases and disclose key information about the leasing agreements.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted as of the beginning of an interim or annual reporting period and must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  We are currently evaluating the impact that this new standard will have on our financial position and related disclosures and expect the impact on our assets and liabilities will be material due to the addition of right-of-use assets and lease liabilities; however the impact cannot currently be quantified.

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments – Recognition and Measurement. The new guidance changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value and as such these investments may be measured at cost.  The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact, if any; however, we do not expect this update to have a material impact on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. The Company currently expects to adopt the new revenue standard in its first quarter of 2018 and continues to evaluate the method of adoption and the impact of the provisions on our financial position and results of operations, if any.  We do not expect this update to have a material impact on our financial position or results of operations; however, our initial assessment is subject to change.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. We consider an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and
●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the nine-months ended September 30, 2016.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Impending Maturity of our Notes

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

Date: November 14, 2016

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