Form 10-K
period 2016-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2017-04-20
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Class A common stock, par value $0.0001 per share
Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,166,991 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 30, 2016, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $14.7 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $1,246. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the NASDAQ Global Market on June 30, 2016 (the exchange on which our Class A common stock then traded) of $3.56 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of April 5, 2017, 4,166,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A with respect to the registrant’s 2017 annual meeting of stockholders. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “Commission”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization plan, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in “Item 1A. Risk Factors” in this annual report on Form 10-K. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. These risks and uncertainties include the following factors:

•	The failure to repay our Notes;
•	Risks relating to the existence of the Voting Rights Triggering Event;
•

The maturity of our Notes and our obligations under our Series B preferred stock adversely affects our financial condition and raises substantial doubt about our ability to continue as a going concern;

•	Our ability to repurchase all of the Notes and our Series B preferred stock upon a change in control;
•

Our ability to generate sufficient cash from operations or the sale of assets to repay our Notes and our liabilities under our Series B preferred stock, which may force us to take other actions to satisfy our obligations under our Notes and Series B preferred stock;

•	Our high leverage and substantial level of indebtedness;
•	Restrictions on our current and future operations pursuant to the terms of the Indenture governing the Notes and the terms of the Series B preferred stock;
•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital may be adversely affected;
•	Our industry is highly competitive, and we compete for advertising revenue with other broadcast stations, as well as other media, many operators of which have greater resources than we do;
•	The large portion of our net revenue and operating income that currently comes from our New York, Los Angeles and Miami markets;
•	Possible cancellations, reductions, delays and seasonality in advertising could adversely affect our net revenues;
•	Our inability to pursue and successfully execute our expansion strategy which may impact our growth;
•	Our cost-cutting measures may impact our ability to pursue our expansion strategy;
•	The success of our radio stations depends on the popularity and appeal of our content, which is difficult to predict;
•	The success of our television operation depends upon our ability to attract viewers and advertisers to our broadcast television operation;
•	The loss of distribution agreements could materially adversely affect our results of operations;
•	The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operation;
•	Our ability to respond to rapidly changing technology, services and standards which characterize our industry in order to remain competitive;
•	Our ability to retain key employees, on-air talent and program hosts;

•	Impairment of our goodwill and other intangible assets deemed to have indefinite useful lives can cause our net income or net loss to fluctuate significantly;
•

Piracy of our programming and other content, including digital and internet piracy, may decrease revenue received from the exploitation of our programming and other content and adversely affect our business and profitability;

•	Damage to our brands or reputation;
•	Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees;
•

Raúl Alarcón, the Chairman of our Board of Directors, Chief Executive Officer and President, has majority voting control of our common stock and 100% voting control of our Series C preferred stock and this control may discourage or influence certain types of transactions or strategic initiatives;  Changes in government regulation; and

•	Other risk factors discussed under “Item 1A. Risk Factors.”.

We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

Our Company

All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this annual report on Form 10-K mean Spanish Broadcasting System, Inc., a Delaware corporation formed in 1994, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, mean our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation, and its subsidiaries. Our executive offices are located at 7007 N.W. 77th Avenue, Miami, Florida 33166, our telephone number is (305) 441-6901, and our corporate website is www.spanishbroadcasting.com.

We are a leading Spanish-language media and entertainment company with radio and/or television stations in the top U.S. Hispanic markets, including Puerto Rico. Our owned and operated radio stations serve markets representing approximately 35% of the U.S. Hispanic population, and our television operations serve markets representing over 3.5 million Hispanic households. We produce and distribute Spanish-language content, including radio programs, television shows, music and live entertainment through our radio stations and our television group, MegaTV, which produces over 70 hours of original programming per week. MegaTV broadcasts via our owned and operated stations in South Florida, Houston, and Puerto Rico and through programming and/or distribution agreements with other stations, as well as various cable and satellite providers.

We operate WSKQ in New York City which is the top Spanish-language radio station in the United States based on the average number of listeners per quarter-hour. WSKQ delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2016 Hispanic Fact Pack. Our other radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco. In addition to our owned and operated radio stations, we operate AIRE Radio Networks, with over 250 affiliate radio stations servicing over 75 of the top U.S. Hispanic markets, including all of the top 30 Hispanic markets.  AIRE Radio Networks currently covers 93% of the coveted U.S. Hispanic market and reaches over 14.0 million listeners in an average week.

As part of our operating business, we also maintain multiple Spanish and bilingual websites that provide content related to Latin music, entertainment, news and culture, as well as the LaMusica mobile app.  The LaMusica mobile app is a music and entertainment video and audio app that programs an extensive series of short form videos, simultaneous live streams our radio stations, hundreds of curated playlists and has tools that enable users to personalize their mobile radio streaming experience.  The new video additions to our mobile app significantly enhance the audience’s engagement level and increase the reach of our mobile offering.  In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

Our Strategy

We focus on maximizing the revenue and profitability of our broadcast portfolio by strengthening the performance of our existing broadcast stations. Historically, we have evaluated strategic media acquisitions and/or dispositions and strived to expand our media content through distribution and affiliations in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. Historically, we have considered acquisitions and the expansion of the number of broadcast stations in markets where we can maximize our revenue through aggressive sales and programming efforts directed at U.S. Hispanic and general market advertisers. The potential acquisitions and expansion may include broadcast stations which do not currently target the U.S. Hispanic market, but which we believe can successfully be reformatted and programmed. From time to time, we have explored investment opportunities in related media outlets targeting the U.S. Hispanic market. Our acquisition and investment strategy is subject to having sufficient cash consistent with our recapitalization plan, which we summarize below under “—Recent Developments” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

Leverage Our Proprietary Content Across Our Media Platforms. We will continue to monetize our content across multiple platforms, including radio, broadcast and pay television and live events, as well as emerging media technologies. We use our media platforms and relationships with Hispanic celebrities and talent to produce unique programming and content for our television and radio stations. Concerts and special promotional appearances form an important part of our marketing strategy and provide us with significant local market exposure. We also develop content from these events and create opportunities to sell, market and distribute that content through our websites and other media, providing our advertising partners with attractive advertising solutions. In addition, the events allow us to promote our brands to increase our radio audience and advertising revenue. As the media landscape evolves, we are developing our key broadcast programs, on-air personalities and brands for consumption as downloadable video and interactive content.

Maintain Cost Discipline and Reduce Our Costs. We employ a regimented managerial approach to operating our media outlets. We emphasize control of our operating costs through detailed budgeting, continuous review of staffing levels and expenses and vendor analysis.  We are highly focused on reducing our costs and believe we have streamlined our cost structure to provide a foundation for growth.

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

Sell Non-Core Assets and Recapitalization Plan. We have been pursuing the sale of certain non-core assets, including certain of our television stations and real estate assets.  We expect to use the net proceeds of these asset sales to repay a portion of our 12.5% Senior Secured Notes due 2017 (the “Notes”) and, thereby to deleverage our balance sheet. The strategy to sell these assets is part of our broader recapitalization plan. For more information about our recapitalization plan, see below under “Recent Developments” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Hispanic Market Opportunity

The U.S. Hispanic population is the largest ethnic minority group and is projected to be the fastest growing segment of the population. We believe that we are well positioned to benefit from the projected growth in population and buying power of the U.S. Hispanic population and the expected shift of advertising dollars to Hispanic media. We believe that targeting the Hispanic market is attractive for the following reasons:

•

Hispanic Population Growth. Between the years 2000 and 2016, the U.S. Hispanic population increased by 62.3% compared to 7.9% for the non-Hispanic population. In 2016, Hispanics comprised 17.9% of the U.S. population and more than one out of every six individuals living in the United States was of Hispanic origin, according to the Selig Center for Economic Growth, The Multicultural Economy, 2016. The U.S. Hispanic population grew at more than seven times the rate of the general population from 2000 to 2015 and is projected to grow to 31% of the U.S. population by 2060, according to the U.S. Census Bureau. Hispanics have accounted for nearly half of the U.S. population growth since the 2010 Census.

•

Growth in Hispanic Buying Power. The U.S. Hispanic population accounted for over $1.4 trillion of total buying power in 2016, up from $1.0 trillion in 2010 and is estimated to grow to $1.8 trillion by 2021, according to the Selig Center for Economic Growth, The Multicultural Economy, 2016. U.S. Hispanic buying power accounted for 10% of all U.S. buying power in 2016. By 2021, Hispanics will account for 10.9% of total U.S. buying power.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $7.8 billion on Spanish-language media advertising in 2015, according to the 2016 Hispanic Fact Pack. This amount has almost quadrupled since 2000 when Hispanic advertising expenditures totaled $2.1 billion according to Hispanic Business Magazine, December 2001. As advertisers increasingly recognize the buying power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

The above market opportunity information is based on data provided by the 2016 Hispanic Fact Pack, the BIA/Kelsey’s Investing in Television/Radio Market Report 2016 and the Selig Center for Economic Growth publication, The Multicultural Economy, 2016.

Our Strengths

Strong Presence in Largest U.S. Hispanic Markets. We operate in six of the eight largest U.S. Hispanic markets: Los Angeles, New York, Miami, San Francisco, Chicago and Houston, as well as also operating in Puerto Rico. We operate three of the top six Spanish-language radio stations in the United States. Our New York station (WSKQ-FM) ranks first among Spanish-language radio stations in terms of highest listenership. The Los Angeles and New York markets, where we consistently have a top-three-rated Spanish-language radio station, have the largest and second largest U.S. Hispanic populations, respectively. New York and Los Angeles are also the largest and second largest overall radio markets in the United States as measured by advertising revenue. In addition, MegaTV serves markets representing over 3.5 million Hispanic households.

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

Diversification across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2016, no single advertiser generated more than 5% of our consolidated revenue. Our customer base includes advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

Attractive Business Model. Our strong margins and low levels of capital expenditures enable us to generate high levels of station operating cash flows. We also benefit from an attractive operating cost structure that provides significant operating leverage while allowing us ongoing operating flexibility in light of the limits to our financial flexibility.

Experienced Management Team. Led by Raúl Alarcón, our Chairman, Chief Executive Officer and President, our senior management team has, on average, over 20 years of experience in the broadcasting sector. Importantly, the Alarcón family has been involved in Spanish-language radio broadcasting since the 1950s, when the late Mr. Pablo Raúl Alarcón, our former Chairman Emeritus, established his first radio station in Camagüey, Cuba. We believe that our experienced management team gives us a unique understanding of the various Hispanic ethnic and cultural subgroups and allows us to effectively tailor our broadcast programming, websites and concerts accordingly.

Recent Developments

Recapitalization

We are working with a team of financial and legal advisors in evaluating all options available to us in executing on a comprehensive recapitalization plan. These options include, but are not limited to, selling certain non-core assets (whose net proceeds would be used to repay a portion of outstanding Notes) as summarized above under “—Our Strategy—Sell Non-Core Assets and Recapitalization Plan,” new financings (including debt, equity-linked securities and equity offerings), an exchange offer with the holders of our Notes (the “Noteholders”), with or without exit consents to amend the terms of the indenture under which the Notes were issued (the “Indenture”), use of cash on hand, and a combination of these options.  In connection with our recapitalization plan, we have initiated conversations with representatives of the Noteholders and holders of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) regarding these matters. We cannot assure you that we will be successful in our recapitalization efforts. We did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture on April 17, 2017 (April 17, 2017 being the payment date following the Saturday, April 15, 2017 maturity date). In addition, we are in default under the Indenture for the reasons described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Notes.” The Notes will continue to earn interest after the maturity date. We face various risks regarding these matters.  See “Special Note Regarding Forward-Looking Statements” and “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock.”

FCC Broadcast Incentive Auction

In January 2016, we filed applications to participate in the Federal Communications Commission (the “FCC”) Broadcast TV spectrum auction (the “Broadcast Incentive Auction”) with respect to our television stations in Miami, Houston, and Puerto Rico to potentially generate cash proceeds. As part of our strategy, we also entered into a channel sharing agreement for one of our television stations in Puerto Rico. Due to below market pricing levels in the Broadcast Incentive Auction that concluded in January 2017 we will relinquish our spectrum for one of our Puerto Rico stations and will retain our other television stations in Miami, Houston and our other two stations in Puerto Rico. The net cash proceeds from the Puerto Rico station sale will not be material.  See “Special Note Regarding Forward-Looking Statements” and “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock.”

NASDAQ Delisting – OTCQX® Best Market Trading

Trading in our Class A Common Stock on NASDAQ was suspended on January 19, 2017, and trading in our Class A Common Stock on the OTCQX® Best Market (U.S. Tier) (“OTCQX”) began on the same day.  Our Class A Common Stock currently trades on the OTCQX under the stock ticker “SBSAA”.

On April 3, 2017, we received a written notice from OTC Markets ("OTC"), advising us that our market capitalization had stayed below $5 million for more than 30 consecutive calendar days and that it no longer met the Standards for Continued Qualification for the OTCQX as per the OTCQX Rules for U.S. Companies. OTC further notified us that a cure period of 180 calendar days to regain compliance had begun, during which the minimum criteria must be met for 10 consecutive trading days.

The 180-calendar day grace period expires September 30, 2017. If our market capitalization has not been at or above $5 million for 10 consecutive trading days by that time, our Class A common stock will be moved from OTCQX to OTC Pink, which may result in further reduced liquidity for our Class A common stock. See Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments— NASDAQ Delisting – OTCQX® Best Market Trading.”

For more information regarding Recent Developments, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Operating Segments

We report two operating segments: radio and television.

See Part II, Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and operate radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The following table sets forth certain statistical and demographic information relating to our radio markets:

		2016
		market radio			Percentage of
Radio		over-the-air	2015 Hispanic	2015 total	total market	Percentage of
market	Our radio	estimated	population	population in	population	total U.S.
revenue	Designated Market	gross revenues	in market	radio market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
1	Los Angeles	$711.9	6.1	13.3	45.7%	10.1%
2	New York	551.0	4.7	18.9	25.1%	7.9%
3	Chicago	421.5	2.1	9.5	22.1%	3.5%
6	San Francisco	273.0	1.8	7.5	24.4%	3.1%
11	Miami-Ft. Lauderdale	214.9	2.3	4.5	50.4%	3.8%
31	Puerto Rico	75.8	3.4	3.5	99.0%	5.7%
	Total in our markets	$2,248.1	20.5	57.2	35.8%	34.1%

Source:	BIA/Kelsey’s Investing in Radio Market Report 2016, 4th edition

In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving over 75 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 93% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 14.0 million listeners in an average week with our targeted networks.

Owned and Operated Radio Station Market Information

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio Market Report 2016, 4th edition, and covers only over-the-air estimated gross revenues.

Los Angeles. In 2015, the Los Angeles market was the largest U.S. radio market in terms of advertising revenue. In 2016, advertising revenues were projected to be approximately $711.9 million. The Los Angeles market experienced an annual radio revenue decrease of 2.0% between 2014 and 2015 and is expected to increase at an annual rate of 0.8% between 2015 and 2020.

New York. In 2015, the New York market was the second largest U.S. radio market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $551.0 million. The New York market experienced an annual decrease of 4.6% in annual radio revenue between 2014 and 2015 and is expected to decrease at an annual rate of 0.6% between 2015 and 2020.

Chicago. In 2015, the Chicago market was the third largest U.S. radio market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $421.5 million. The Chicago market experienced an annual radio revenue decrease of 0.9% between 2014 and 2015 and is expected to increase at an annual rate of 0.6% between 2015 and 2020.

San Francisco. In 2015, the San Francisco market was the sixth largest U.S. radio market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $273.0 million. The San Francisco market experienced an annual radio revenue decrease of 4.0% between 2014 and 2015 and is expected to increase at an annual rate of 0.9% between 2015 and 2020.

Miami-Ft. Lauderdale. In 2015, the Miami-Ft. Lauderdale market was the eleventh largest U.S. radio market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $214.9 million. The Miami market experienced an annual radio revenue decrease of 4.0% between 2014 and 2015 and is expected to increase at an annual rate of 1.3% between 2015 and 2020.

Puerto Rico. In 2015, the Puerto Rico market was the thirty-first largest U.S. radio market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $75.8 million. The Puerto Rico market experienced an annual radio revenue increase of 0.5% between 2014 and 2015 and is expected to increase at an annual rate of 0.3% between 2015 and 2020.

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

•

Spanish Tropical. The Spanish Tropical format primarily consists of salsa, merengue, bachata and Latin Rhythmic music. Salsa is dance music combining Latin Caribbean rhythms with jazz originating from Puerto Rico, Cuba and the Dominican Republic, which is popular with the Hispanics whom we target in New York, Miami and Puerto Rico. Merengue music is up-tempo dance music originating in the Dominican Republic. Bachata is a softer tempo dance music also originating in the Dominican Republic. Latin Rhythmic is a modern dance genre that has evolved into a mix of Spanish- and English-language dance hall, traditional reggae, Latin pop and Spanish hip-hop and Cubaton.

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

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as international hits from Puerto Rico, Mexico, Latin America and Spain.
•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.
•	Latin Rhythmic. The Latin Rhythmic format consists of Tropi-Pop, which is a mix of upbeat pop and tropical music.

The following table lists the programming formats of our radio stations and the target demographic group of each station:

Owned and Operated
							Target buying
	# of	# of					demographic
Market	stations	formats	FM Station ID	Frequency	Station Name	Format	group by age
Los Angeles	2	2	KLAX	97.9	La Raza	Regional Mexican	18 – 49
			KXOL	96.3	Mega	Latin Rhythmic	18 – 34

New York	2	2	WSKQ	97.9	Mega	Spanish Tropical	18 – 49
			WPAT	93.1	Amor	Spanish Adult Contemporary	25 – 54

Puerto Rico	8	4	WMEG	106.9	Mega	Top 40	18 – 49
			WEGM	95.1	Mega	Top 40	18 – 49
			WRXD	96.5	Esterotempo	Spanish Adult Contemporary	25 – 54
			WIOB	97.5	Esterotempo	Spanish Adult Contemporary	25 – 54
			WZNT	93.7	Zeta 93	Spanish Tropical	25 – 54
			WZMT	93.3	Zeta 93	Spanish Tropical	25 – 54
			WODA	94.7	La Nueva 94	Latin Rhythmic	18 – 34
			WNOD	94.1	La Nueva 94	Latin Rhythmic	18 – 34

Chicago	1	1	WLEY	107.9	La Ley	Regional Mexican	18 – 49

Miami	3	3	WXDJ	106.7	El Zol	Spanish Tropical	18 – 49
			WCMQ	92.3	Z 92.3	Spanish Adult Contemporary	25 – 54
			WRMA	95.7	I-95	Spanish Tropical	18 – 34

San Francisco	1	1	KRZZ	93.3	La Raza	Regional Mexican	18 – 49

Operated but not Owned
Puerto Rico	1	1	WZET	92.1	Zeta 93	Spanish Tropical	25 – 54

Our radio programming capabilities benefit from the integration and synergies of production of programming across the Company. For example, successful programming in one market can be syndicated to another market.

AIRE Radio Networks Programming

AIRE Radio Networks is comprised of top-rated stations and shows attracting a broad range of quality listeners allowing advertisers to efficiently reach their target audience.  AIRE Radio Networks currently covers 93% of the coveted U.S. Hispanic market with over 250 affiliate radio stations, which serve over 75 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  Each of our targeted networks and syndicated network shows are described below:

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

•

AIRE Select Network (Hispanic Adults 18-49, M-Sun 6am-12mid).  The AIRE Select Network targets active young Hispanic adults in fast growing Hispanic metro markets. Its concentrated coverage in the Top 10 Hispanic demographic market areas provide advertisers with a multicultural outreach effort targeting the young and growing Hispanic population. Hispanic Select is a day specific, as well as a daypartable network.

•

Young Adult Network (Hispanic Adults 18-49, M-F 6am-12mid). The Young Adult Network consists of highly-rated Spanish-language radio stations in major markets and provides flexible scheduling options to reach the fastest growing population in the U.S.  The Young Adult Network is the ideal vehicle with music, entertainment, sports and news formats in Los Angeles, New York, Miami, Houston and Chicago to reach advertisers’ business goals.

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

Television Overview and Programming

On March 1, 2006, we launched MegaTV, our general entertainment Spanish-language television operation. We created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the Hispanic audience by focusing on our core strengths as an entertainment company, thus offering a new alternative compared to the traditional Latino channels. The following table sets forth demographic and statistical information with respect to our television markets, excluding cable and satellite providers, such as DirecTV, DirecTV Puerto Rico, AT&T U-Verse and Verizon Fios:

		2016
		market TV
		over-the-air			Percentage of
TV		estimated	2015 Hispanic	2015 total	total market	Percentage of
market	Our TV	gross	population	population in	population	total U.S.
revenue	Designated Market	revenues	in market	TV market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
5	Houston	$554.0	2.5	6.9	36.5%	4.2%
6	Miami-Ft. Lauderdale	555.9	2.3	4.6	49.9%	3.8%
14	Orlando-Daytona Beach-Melbourne	338.5	0.8	4.0	21.0%	1.4%
16	Tampa-St. Petersburg-Sarasota	297.0	0.8	4.6	17.1%	1.3%
25	San Juan, Puerto Rico	171.4	3.4	3.5	99.0%	5.7%
56	Fresno-Visalia	85.3	1.1	2.0	55.4%	1.9%
	Total in our markets	$2,002.1	10.9	25.6	43.0%	18.3%

Source:	BIA/Kelsey’s Investing in Television Market Report 2016, 4th edition

Television Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2016, 4th edition.

Houston. In 2015, the Houston market was the fifth largest U.S. television market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $554.0 million. The Houston market experienced an annual television revenue increase of 3.0% between 2014 and 2015. Television revenue in the Houston market is expected to increase at an annual rate of 3.7% between 2015 and 2020.

Miami. In 2015, the Miami-Ft. Lauderdale market was the sixth largest U.S. television market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $555.9 million. The Miami-Ft. Lauderdale market experienced an annual television revenue decrease of 2.0% between 2014 and 2015. Television revenue in the Miami-Ft. Lauderdale market is expected to increase at an annual rate of 4.3% between 2015 and 2020.

Orlando. In 2015, the Orlando-Daytona Beach-Melbourne market was the fourteenth largest U.S. television market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $338.5million. The Orlando-Daytona Beach-Melbourne market experienced an annual television revenue decrease of 4.2% between 2014 and 2015. Television revenue in this market is expected to increase at an annual rate of 5.9% between 2015 and 2020.

Tampa. In 2015, the Tampa-St. Petersburg-Sarasota market was the sixteenth largest U.S. television market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $297.0 million. The Tampa-St. Petersburg-Sarasota market experienced an annual television revenue decrease of 13.4% between 2014 and 2015. Television revenue in this market is expected to increase at an annual rate of 5.0% between 2015 and 2020.

San Juan, Puerto Rico. In 2015, the San Juan, Puerto Rico market was the twenty-fifth largest U.S. television market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $171.4 million. The San Juan, Puerto Rico market experienced an annual television revenue increase of 1.0% between 2014 and 2015. Television revenue in this market is expected to increase at an annual rate of 2.6% between 2015 and 2020.

Fresno. In 2015, the Fresno-Visalia market was the fifty-sixth largest U.S. television market in terms of advertising revenue.  In 2016, advertising revenues were projected to be approximately $85.3 million. The Fresno-Visalia market experienced an annual television revenue decrease of 7.2% between 2014 and 2015. Television revenue in the Fresno-Visalia market is expected to increase at an annual rate of 3.4% between 2015 and 2020.

The following table lists the distribution outlets of our MegaTV programming:

Market	Station ID	Virtual Channel		Programming type
Houston, Texas	KTBU	55		Owned & Operated
Miami, Florida	WSBS	22		Owned & Operated
San Juan, Puerto Rico	WTCV	18		Owned & Operated
Ponce, Puerto Rico	WVOZ	48		Owned & Operated
Aguadilla, Puerto Rico	WVEO	44		Owned & Operated
Orlando, Florida	WATV	47		Affiliation Agreement
Tampa, Florida	WTAM	30		Affiliation Agreement
Fresno, California	KSDI	44		Affiliation Agreement
DIRECTV	Satellite	405		Distribution Agreement
DIRECTV-Puerto Rico	Satellite	169		Distribution Agreement
AT&T U-Verse-Nationwide	ADS/Cable	3008		Distribution Agreement
Frontier Communications	ADS/Cable	See Footnote	(1)	Distribution Agreement
Verizon Fios	ADS/Cable	See Footnote	(2)	Distribution Agreement

(1)	MegaTV is distributed by Frontier Communications in Connecticut (on channel 3008).
(2)	MegaTV is distributed by Verizon Fios in Dallas/Fort Worth, TX (on channel 25), in Tampa, FL (on channel 466), in New York (on channel 466) and in Los Angeles, CA (on channel 473).

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

Special Events and On-Line Properties

As part of our media operating business, we also operate SBS Entertainment and SBS Interactive. SBS Entertainment is a premier producer of unique entertainment, concerts and special events. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and live experience events with popular artists, which are promoted by our radio, television and digital media assets. SBS Interactive manages LaMusica.com, Mega.tv, various radio station websites, and the LaMusica Mobile App. All of the digital properties offer bilingual (Spanish-English) content related to Latin music, entertainment, cultural & market trends, lifestyle, and news. LaMusica and our multiple social media networks generate revenue primarily from advertising and sponsorships. In addition, the majority of our social media networks and station websites simultaneously stream our radio stations content which has broadened our audience reach. We are developing brand specific digital content strategies for various broadcast programs, on-air personalities and brands, and intend to generate revenue from such strategies. We also leverage many of our special events produced by SBS Entertainment, to produce music based digital content for live streaming and/or taped, on-demand streaming, which can also be developed to generate revenue.

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

Advertising Revenue

The vast majority of our revenue is derived from cash advertising sales. Advertising revenue has historically been classified into three categories – “national”, “network” and” local”.  “National” generally refers to advertising that is solicited by a representative firm for advertisers out of the Designated Market Area (DMA).  Our national sales representative for our radio stations is McGavern Guild Media,LLC.   “Network” advertising revenue is advertising revenue sold to network advertisers expecting to reach 70% plus of the U.S. national radio audience in a specific demographic group. The network advertising buys are sold by our AIRE Radio Networks group.  “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

Current trends in the media advertising market have changed the long-established model for categorizing advertising revenue. We have expanded the conventional model by offering “integrated sponsorship” or “branded entertainment” opportunities, which are highly sought after and command a higher investment from clients, in order to maximize our advertisers’ opportunities. We expect that our primary source of revenue from our broadcast stations will be generated from the sale of national, local and integrated sponsorship advertising. In addition, we are anticipating that our television, radio and interactive offerings will generate more advertising opportunities by offering multi-media packages.

We believe that the broadcasting industry is one of the most efficient and cost-effective means for advertisers to reach targeted demographic groups, primarily Adults 18-49. Advertising rates charged by a station are based primarily on the station’s ability to attract an audience in a given market and on the attractiveness to advertisers of the station’s audience demographics, as well as the demand on available advertising inventory. Rates also vary depending upon a program’s ratings among the listeners/viewers an advertiser is seeking to attract and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning drive-time hours, which are the peak hours for radio audience listening. Television advertising rates are higher during prime time evening viewing periods. A broadcaster that has multiple stations in a market appeals to national advertisers because these advertisers can reach more listeners and viewers, thus enabling the broadcaster to attract a greater share of the advertising revenue in a given market. In light of these factors, we seek to grow our revenue by taking advantage of our presence in major Hispanic markets as new and existing advertisers recognize the increasing desirability of targeting the growing U.S. Hispanic population.

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

We have short- and long-term contracts with our advertisers, although it is customary in the radio, television, and interactive industry that the majority of advertising contracts are short-term and generally run for less than three months. This affords broadcasters the opportunity to modify advertising rates as dictated by changes in audience ratings, changes in competitive dynamics and changes in the business climate within a particular market. In each of our broadcasting markets, we employ sales personnel to obtain local advertising revenue. Our local sales force is responsible for maintaining relationships with key local advertisers and agencies and identifying new advertisers. We pay commissions to our local sales staff upon receipt of payment for their respective billings which assist in our collection efforts.

Seasonality

Seasonal broadcasting revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by local, national, and network advertisers. Our net broadcasting revenues vary throughout the year. Historically, our first calendar quarter (January through March) has generally produced the lowest net broadcasting revenue for the year because of routine post-holiday decreases in advertising expenditures.

Competition

The success of our broadcast stations depends significantly upon their audience ratings and their share of the overall advertising revenue within their markets. The radio and television broadcasting industries are highly competitive businesses. Each of our radio stations compete with both Spanish-language and English-language radio stations in their market, as well as other media, such as newspapers, broadcast television, cable television, interactive, magazines, outdoor advertising, satellite radio, and transit advertising. Our television operations compete for viewers and revenue with both Spanish-language and English-language television stations in our local markets, as well as nationally broadcast television operations, cable television, interactive and other video media.

Several of the broadcast stations with which we compete are subsidiaries of larger national or regional companies that have substantially greater financial resources than we do and may not be undergoing a recapitalization strategy, such as the one we are pursuing. Factors which are material to our competitive position include:

•	management experience;
•	talent and popularity of on-air personalities and television show hosts and actors;
•	audience ratings, impressions, and our broadcast stations’ rank in their markets;
•	sales talent and experience;
•	signal strength and frequency; and
•	audience demographics, including the nature of the Spanish-language market targeted by a particular station.

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

The FCC has authorized HD Radio ® technology which permits a station to transmit radio programming in digital formats using the bandwidth that the radio station is currently licensed to use.  HD Radio ® technology is used to (1) improve sound quality, (2) provide spectrum for enhanced data services and multiple program streams and (3) allow radio stations to time broker unused digital bandwidth to third parties, thereby providing new business opportunities for radio broadcasters. We currently utilize HD Radio ® digital technology on some of our stations and will evaluate additional installations over the next few years.

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

Employees

As of December 31, 2016, we had 386 full-time employees and 98 part-time employees.  In July 2016, SAG-AFTRA was certified as the exclusive bargaining agent solely for 31 on-air talent employees of our Los Angeles-based stations KXOL and KLAX.  We have been negotiating with representatives of SAG-AFTRA for an initial collective bargaining agreement which would cover those 31 employees.  To date, we have not yet reached an agreement with SAG-AFTRA, and at this juncture, it is too early to state with certainty whether the parties will ever enter into such an agreement.

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

Legal Proceedings

From time to time, we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In recent years, we have been subject to administrative proceedings and lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Antitrust

We have completed, and in the future may complete, strategic acquisitions and divestitures in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. As a result of the industry consolidation resulting from the passage of the Telecommunications Act of 1996 (the “Act”), the Federal Trade Commission (the “FTC”) and the Department of Justice (the “DOJ”), the federal agencies responsible for enforcing the federal antitrust laws, have reviewed certain proposed acquisitions of broadcast stations and station networks. The DOJ can be particularly aggressive when the proposed buyer already owns one or more broadcast stations in the market of the station it is seeking to buy and, following a proposed acquisition, would garner a substantial portion of the advertising revenues in a market. The DOJ has challenged a number of broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. As part of its scrutiny of station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements and other similar agreements customarily entered into in connection with station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), could violate the HSR Act. In connection with acquisitions, subject to the waiting period under the HSR Act, so long as the DOJ policy on the issue remains unchanged, we would not expect to commence operation of any affected station under a time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.

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

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
		Date of	license		Operation	FCC
Broadcast station	Market	acquisition	expiration		frequency	class	HAAT	Power
							(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2021		97.9 MHz	B	184	33
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2021		96.3 MHz	B	398	7
WSKQ-FM	New York, NY	1/26/1989	6/1/2022	(1)	97.9 MHz	B	415	6
WPAT-FM	New York, NY	3/25/1996	6/1/2022		93.1 MHz	B	433	5
WMEG-FM	Puerto Rico	5/13/1999	2/1/2020		106.9 MHz	B	594	25
WEGM-FM	Puerto Rico	1/14/2000	2/1/2020		95.1 MHz	B	600	25
WRXD-FM	Puerto Rico	12/1/1998	2/1/2020		96.5 MHz	B	852	12
WIOB-FM	Puerto Rico	1/14/2000	2/1/2020		97.5 MHz	B	302	50
WZNT-FM	Puerto Rico	1/14/2000	2/1/2020		93.7 MHz	B	560	28
WZMT-FM	Puerto Rico	1/14/2000	2/1/2020		93.3 MHz	B1	(69)	15
WODA-FM	Puerto Rico	1/14/2000	2/1/2020		94.7 MHz	B	560	31
WNOD-FM	Puerto Rico	1/14/2000	2/1/2020		94.1 MHz	B	597	25
WLEY-FM	Chicago, IL	3/27/1997	12/1/2020		107.9 MHz	B	232	21
WRMA-FM	Miami, FL	3/28/1997	2/1/2020		95.7 MHz	C2	167	40
WCMQ-FM	Miami, FL	12/22/1986	2/1/2020		92.3 MHz	C2	188	31
WXDJ-FM	Miami, FL	3/28/1997	2/1/2020		106.7 MHz	C0	300	100
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2021		93.3 MHz	B	415	6
WSBS-DT	Miami, FL(2)	3/1/2006	2/1/2021		CH. 3	DTV	54	1
WSBS-CD	Miami, FL	3/1/2006	2/1/2021		CH. 50	CA	236	150
KTBU-DT	Houston, TX(3)	8/1/2011	8/1/2022		CH. 42	DTV	597	1,000
WTCV-DT	San Juan, PR	1/4/2016	2/1/2021		CH. 32	DTV	290	4
WVEO-DT	Aguadilla, PR(4)	1/4/2016	2/1/2021		CH. 17	DTV	372	42
WVOZ-DT	Ponce, PR(4)	1/4/2016	2/1/2021		CH. 47	DTV	247	50

(1)

Applications to renew the FCC broadcast license for WSKQ-FM were filed on January 31, 2006 and February 3, 2014.  Petitions to deny the applications were filed alleging that WSKQ-FM had broadcast indecent material during the license term. We filed opposition pleadings categorically stating that the allegations made did not raise sufficient questions to warrant nonrenewal of the license. The FCC released a decision on March 9, 2016 denying the allegations and granting the license renewal applications. On April 14, 2016, a Petition for Reconsideration of the grant of the license renewal applications was filed. We filed opposition pleadings and the matter remains pending.

(2)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
(3)	TV Station KTBU-DT is licensed to Conroe, Texas and is part of the Houston DMA.
(4)	TV Stations WVEO-DT and WVOZ-DT are operated as satellites of TV Station WTCV-DT pursuant to a satellite waiver.

License Grant and Renewal

Pursuant to the Communications Act, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;
•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and
•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

Alien Ownership

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens, whom the FCC refers to as “aliens,” or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and in the past the FCC has made such an affirmative finding in the broadcast context only in limited circumstances. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.  In November 2013, the FCC confirmed that it will consider on a case-by-case basis petitions for approval of foreign ownership that exceeds the 25% threshold and, in September 2016, the FCC adopted specific rules and procedures for the filing and review of such requests.  In the September 2016 decision, the FCC confirmed that it will allow companies to seek approval of up to 100% foreign ownership.  The FCC also adopted a methodology for determining the citizenship of the beneficial owners of publicly held shares that companies may use to ascertain compliance with the foreign ownership rules.  Our certificate of incorporation provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.

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

To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which noncontrolling voting stock interests are deemed proportionally reduced at each noncontrolling link in a multi-corporation ownership chain. A time brokerage agreement with another radio or television station in the same market creates an attributable interest in the brokered radio or television station, as well as for purposes of the FCC’s local radio and television station ownership rules, if the agreement affects more than 15% of the brokered radio or television station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (JSA) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules.  In addition, the FCC adopted an Order in March 2014 that makes a television station licensee’s right under a JSA to sell more than 15% per week of the advertising time on another television station in the same market an attributable interest.  An appeal of this Order is pending in Federal circuit court. We are not currently a party to any JSAs, so the FCC’s Order does not affect us at this time.

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

To apply these tiers, the FCC currently relies on Nielsen Metro Survey Areas, where they exist. In other areas, the FCC relies on an interim contour-overlap methodology. For radio stations located outside Nielsen® Metro Survey Areas, the FCC is undertaking a rulemaking to determine how to define such local radio markets. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the HSR Act.

Local Television Ownership

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals only if (i) one of the two commonly owned stations is not ranked in the top four based upon audience share, and (ii) there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market. The rules also permit the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built. The FCC also grants satellite waivers when one or more television stations operate as satellites of another station.  We currently operate WTCV as a parent station and WVEO and WVOZ-TV as satellite stations in the Puerto Rico designated market area pursuant to a satellite waiver. Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the other station.  Based on an Order adopted by the FCC in March 2014, a television station that is a party to a Joint sales Agreement (‘JSA”) to which it sells more than 15% of the advertising time of another television station in the same market will be deemed to have an attributable interest in the station for which it sells advertising time.  This ruling became effective on June 19, 2014.  Parties to JSA agreements in effect as of June 19, 2014 that do not comply with the FCC’s Local Television Ownership Rule were given two years to bring the JSA into compliance, seek a waiver or eliminate the JSA. Congressional action extended this deadline to October 1, 2025. We are not currently a party to any JSAs, so the FCC’s Order does not affect us at this time.

Television National Audience Reach Limitation

Under the Communications Act, one party may not own TV stations which collectively reach more than 39% of all U.S. TV households. For purposes of calculating the total number of TV households reached by a station, the FCC previously applied a “UHF discount” pursuant to which a UHF TV station was attributed with only 50% of the TV households in its market.  In September 2016 the FCC eliminated the UHF discount.  The FCC provided limited grandfathering for TV station owners that exceed the 39% cap without the UHF discount.  Grandfathering will expire if combinations are assigned or transferred to a third party.  A joint petition for reconsideration has been filed at the FCC of the decision and comments were due in December 2016.  Other parties have filed for judicial review.

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

Newspaper-Broadcast Cross-Ownership

Under the currently effective newspaper broadcast cross-ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television or radio station in the same market if specified signal contours of the television station or the radio station encompass the entire community in which the newspaper is published. The FCC’s recent Quadrennial Review Order adopted a waiver standard that would permit a combination if a proponent demonstrates that either the newspaper or broadcast station is failed or failing based on specific criteria the FCC has identified.  The FCC will also consider waivers on a case-by-case basis if the proponent demonstrates that the proposed combination will not unduly harm viewpoint diversity in the market.

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

Indecency and Profanity

Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licenses for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $389,305 per indecent or profane utterance with a maximum forfeiture exposure of $3.0 million for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming. We also have a few outstanding indecency proceedings against our stations.

In July 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. The Court also held that the FCC’s indecency standards did not violate the First Amendment. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and issued a Notice of Apparent Liability in 2015 for the maximum forfeiture amount of $389,305 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Time Brokerage and Joint Sales Agreements

Occasionally, stations enter into time brokerage agreements or local marketing agreements. Separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. Over the past few years, a number of stations have entered into cooperative arrangements commonly known as JSAs.  The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station.   As noted in the Section entitled “Local Television Ownership,” above, the FCC adopted an Order in 2014 ruling that a television station that is a party to a JSA to which it sells more than 15% of the advertising time of another television station in the same market also has an attributable interest in the station for which it sells advertising time.  We are not currently a party to any JSAs, so the FCC’s Order does not affect us at this time.

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

Neither cable systems nor DBS operators are required to carry more than a station’s primary video programming channel. Consequently, the multicast programming streams provided by our Houston television station are not entitled to mandatory carriage pursuant to the digital must-carry rules. In 2011, the FCC released a rulemaking seeking comment on a series of proposals to streamline and clarify the rules concerning retransmission consent negotiations.  This proceeding ended without the adoption of additional rules.   In a separate proceeding, the FCC has requested comment on whether the definition of MVPD should be expanded to include entities that make available multiple channels of video programming to subscribers through Internet connections. This proceeding remains pending.

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

Sponsorship Identification

Both the Communications Act and the FCC rules generally require that, when payment or other consideration has been received or promised to a broadcast licensee for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of the airing. In the past, the FCC has initiated inquiries against several media companies, including our company, concerning sponsorship identification practices with respect to the music recording industry. The FCC has also initiated inquiries against several dozen television stations seeking to determine whether their broadcast of “video news releases” (each, a “VNR”) violated the sponsorship identification rules by failing to disclose the source and sponsorship of the VNR materials. At least two television broadcast licensees were issued fines by the FCC for violations of the sponsorship ID rules related to VNRs. VNRs are news stories and feature materials produced by government agencies and commercial entities, among others, for use by broadcasters. The FCC also has a long-pending rule-making proceeding concerning sponsorship identification issues, such as product placement. Whether any new regulations are ultimately adopted and, if so, the effect of such rules on our operations cannot currently be determined.

Closed Captioning and Video Description Rules

FCC rules require the majority of programming broadcast by television stations to contain closed captions. The rules allow a video programming owner to file a petition for exemption from the rules. We have filed a petition for exemption from the rules based upon a showing of undue burden. During the pendency of an undue burden determination, the video programming subject to the request for exemption is considered exempt from the closed captioning requirement. In January 2012, the FCC adopted rules to require that television programming broadcast or transmitted with captioning include captioning if subsequently made available online, for example, by streaming content on broadcasters’ websites. In 2014, the FCC adopted an Order expanding the IP captioning rules to brief segments or clips of video programs that are carried on the Internet.  The new rules will phase in between January 1, 2016 and July 1, 2017.  In 2016, the FCC adopted additional rules with respect to the provision and quality of closed captions.

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

Recordkeeping

The FCC rules require broadcast stations to maintain various records regarding operations, including equipment performance records and a log of a station’s operating parameters. Broadcast stations must also maintain a public inspection file. Portions of the public inspection files maintained by television stations and radio stations located in the top 50 markets are hosted on an FCC-maintained website.

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

Repurposing of Broadcast Spectrum for Other Uses by the FCC

Federal legislation was enacted in February 2012 that, among other things, authorized the FCC to conduct voluntary “broadcast incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require television stations that do not participate or are not selected in the reverse auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to a nationwide total of $1.75 billion.

The FCC has adopted rules concerning the incentive auction and the repacking of the television band and is concluding its Broadcast Incentive Auction. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers could bid to acquire spectrum from the government in a related “forward” auction. Applications from television stations to participate in the reverse auction were due on January 12, 2016 and the reverse auction began on March 29, 2016. We filed applications to participate in the auction for stations in Miami, Houston, and multiple stations in Puerto Rico.

Following completion of the incentive auction, the FCC is “repacking” the remaining television broadcast spectrum, which may require certain television stations that did not participate or were not selected in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channels. We have been notified by the FCC that our Miami, Houston, and one of our Puerto Rico TV Stations will have their channel designation reassigned. The FCC will reimburse stations for reasonable relocation costs up to a nationwide total of $1.75 billion. We are currently preparing cost estimates related to the repacking of our TV stations and our channel reassignment. When repacking, the FCC will make reasonable efforts to preserve a station’s coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF band, the band in which most of our television broadcast licenses operate, to the VHF band or from the high VHF band to the low VHF band. The impact of the repacking of our broadcast television spectrum on our business cannot be predicted at this time.

Laws Affecting Intellectual Property

Laws affecting intellectual property are of significant importance to us to protect our brands and copyrights. Protection of brands requires the vigilance and action by the brand owner. We seek trademark registrations for significant brand assets and enforce our brand rights against infringing parties through legal actions, including enforcement actions in the United States Patent and Trademark Office.  Unauthorized distribution or reproduction of content, especially in digital formats such as unlicensed live simultaneous or stored streaming of audio recordings and peer-to-peer file “sharing,” are threats to a copyright owner’s ability to protect and exploit its property. We monitor legal changes that might impact the exclusive rights we have in broadcasts, streams and recorded content. Our digital delivery services and commercial arrangements with digital content providers help reduce the risks associated with unauthorized access to our content. We are also engaged in enforcement and other activities to protect our intellectual property.

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

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions;
•	proposals to regulate or prohibit payments to stations by independent record promoters, record labels and others for the inclusion of specific content in broadcast programming;
•	proposals to impose spectrum use fees or other fees on FCC licensees;
•	changes to allow satellite radio operators to insert local content into their programming service;
•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters; and
•	proposals to require radio broadcasters to pay royalties to musicians and record labels for the performance of music played on the stations.

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

The information on our Internet website is not, and shall not be deemed to be part of this annual report on Form 10-K or incorporated by reference into any other filings we make with the SEC.

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in “Special Note Regarding Forward-Looking Statements.” These risk factors are important to understanding this annual report on Form 10-K, our business and our other filings with the Commission. You should carefully consider the risks and uncertainties described below and the other information in connection with evaluating our business and the forward-looking statements in this annual report on Form 10-K and our other filings with the Commission. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock, preferred stock and debt could decline.

The following information should be read in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the consolidated financial statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K.

Our business routinely encounters and addresses risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. A discussion about important operational risks that our business encounters can be found in the MD&A section and in the business descriptions in Part I, Item 1. “Business” of this annual report on Form 10-K. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Risks Related to Our Indebtedness and Preferred Stock

Failure to repay our Notes

The Notes matured on Saturday, April 15, 2017, and were payable on the next business day on April 17, 2017. Because we did not have sufficient cash on hand and did not generate sufficient cash from operations or asset sales, we did not repay the Notes at their maturity. We are considering a range of options to address the repayment of the Notes as part of our strategy regarding a comprehensive recapitalization of our balance sheet, as we have summarized under Part I, Item 1. “Business—Recent Developments.” We face various risks in our efforts to address the repayment of the Notes, including the inherent difficulty and uncertainty in negotiations with the Noteholders, the availability of the capital markets to allow us access to fresh capital to repay the Notes on attractive terms or at all, and the potential attempt by the Series B preferred stockholders to block our refinancing efforts, among others. We cannot assure you that we will be successful in our recapitalization efforts. Our failure to repay the Notes at their maturity resulted in an event of default under the Indenture under which the Notes were issued and the Noteholders are able to exercise various remedies against us, including foreclosing on our assets that constitute collateral under the Indenture. The collateral constitutes substantially all of our assets and includes the equity of our subsidiaries that own our FCC Licenses, our contractual rights and economic interests in such FCC licenses, and a significant portion of our operating cash. In addition, we are in default under the Indenture for the reasons described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Notes.” In the event we are unsuccessful in these efforts and one or more Noteholders seek to exercise remedies against us or our assets, we may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), among other things, in order to maximize the value of our company for all of our constituents.  While we believe that a Chapter 11 filing may create an avenue to successfully execute on our recapitalization strategy, such a filing may also have several negative consequences to our business, including the costs and negative publicity that surrounds such a filing, reduced advertising revenue due to the uncertainty surrounding the filing, the potential need to sell assets (including the equity of our subsidiaries that own our FCC licenses) under distressed circumstances and the risk that we are unable to execute on a successful plan of reorganization.

We face several risks relating to the existence of the Voting Rights Triggering Event.

As a result of our not having sufficient funds legally available to repurchase our Series B preferred stock upon request on October 15, 2013, a “Voting Rights Triggering Event” occurred (the “Voting Rights Triggering Event”) under the Certificate of Designations under which the Series B preferred stock was issued. For more information regarding the Voting Rights Triggering Event, see Note 12 to our 2016 financial statements that are included elsewhere in this annual report on Form 10-K. As a result, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors until that event is remedied or the Series B preferred stock is redeemed, waived or amended.  These directors were elected to the Board at our Annual Meeting held on June 6, 2014.  These two directors have fiduciary duties to both us and our common stockholders as well as the Series B preferred stockholders that elected them to our Board of Directors, and may or may not act primarily in the interests of the Series B preferred stockholders as opposed to the interest of all stockholders.  If these directors act primarily in the interests of the Series B preferred stockholders, this could have a material adverse effect on us and our common stockholders.

Until the Voting Rights Triggering Event is remedied, our business is subject to significant restrictions, unless such restrictions are waived or amended or our Series B preferred stock is refinanced on different terms. Waiving or amending the restrictions described below would require the consent of each holder of Series B preferred stock affected. Under these restrictions, among other things:

•	we are unable to incur any indebtedness, including indebtedness to refinance the Notes; and
•	our ability to make investments or make restricted payments is significantly limited.

Our ability to undertake certain mergers and consolidations requires the approval of a majority of the shares of the then outstanding Series B preferred stock, provided that, after such merger or consolidation no Voting Rights Triggering has occurred or is continuing.

These restrictions could have a material adverse effect on our ability to refinance the Notes and our business, financial condition and results of operations.

The Voting Rights Triggering Event continues until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event.

In addition, we face the risk of litigation with the holders of our Series B preferred stock, for example, if they seek to block our refinancing of the Notes. If we are involved in this kind of litigation, we will likely incur significant legal costs in defending any such claim.

The failure to repay our Notes and our obligations under our Series B preferred stock adversely affects our financial condition and raises substantial doubt about our ability to continue as a going concern.

Our consolidated debt is substantial and we are highly leveraged, which adversely affects our financial condition and limits our ability to grow and compete. In addition, the existence of the Voting Rights Triggering Event hampers our operations, and may give the Series B preferred stockholders a basis to block our ability to refinance the Notes. These factors, as well as the risks summarized in the two preceding risk factors, are considerations that lead to our conclusion that, as an accounting matter, there is substantial doubt about our ability to continue as a going concern.

Upon a change of control, we must offer to repurchase all of the Notes and our Series B preferred stock.

The terms of our Notes and Series B preferred stock require us, in the event of a change of control, to offer to repurchase all or a portion of a holder’s (i) Notes at an offer price in cash equal to 101% of the principal amount plus accrued and unpaid dividends to but excluding the purchase date and (ii) shares at an offer price in cash equal to 101% of the liquidation preference of the shares, plus an amount in cash equal to all accumulated and unpaid dividends on those shares up to but excluding the date of repurchase. We do not currently have cash to purchase the Notes or the Series B preferred stock and we will not likely have in the future sufficient funds legally available to make Series B preferred stock purchases. If we are required to purchase Notes in a change of control purchase offer and we do not do so, then we would be in default under the indenture, which could lead, after a 30 day grace period, to an event of default under the Indenture and then the right of Noteholders to exercise various remedies against us, including a foreclosure on our assets that constitutes collateral for the Notes.

We have not generated sufficient cash to repay our Notes and our liabilities under our Series B preferred stock, and we may be forced to take other actions to satisfy our obligations under our Notes and Series B preferred stock, which may not be successful.

Our cash flows, capital resources and cash raised from asset sales were insufficient to repay our Notes at their maturity and satisfy our obligations under our Series B preferred stock. As a result, we will need to refinance the Notes or seek their repayment from a combination of sources, which will occur after their maturity if we are successful in doing so. One consequence of this is that we have been forced to reduce or delay investments, acquisitions, the growth of our business generally and capital expenditures and will continue to be in that position until we address the Notes’ maturity. We are also seeking to sell non-core assets. We face various risks relating to our attempt to sell these assets, including whether we will be able to effect any such sales on attractive terms or at all, the timing of any such sales, their impact on our cash flow and the risks of receiving FCC approval, which we may not be able to obtain. We may not be able to effect any such measures, if necessary, on commercially reasonable terms or at all, and, even if successful, those actions may not allow us to repay our Notes or satisfy our obligations with respect to our Series B preferred stock.

An additional potential consequence is that, if we refinance the Notes, holders of the Series B preferred stock may at the time claim that such refinancing conflicts with the Certificate of Designations under which the Series B preferred stock was issued, unless each holder of the Series B preferred stock waives or consents to that or we redeem the Series B preferred stock. We cannot assure you that we will be able to find sources of cash to pay the Notes, or that, if we had that cash, that we would be able to do so in light of the rights of the holders of the Series B preferred stock or that we would have enough cash to pay the Notes and also redeem the Series B preferred stock. See “—Failure to repay our Notes.”

In addition, we conduct a substantial portion of our operations and own substantive assets through our subsidiaries. Accordingly, repayment of our Notes and satisfying our obligations under our Series B preferred stock is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our Notes. Each subsidiary is a distinct legal entity, and under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture that governs the Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required repayment of the Notes.

Our inability to generate sufficient cash flows or sell assets to repay our Notes, or to refinance our Notes and satisfy our obligations under the Series B preferred stock on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations.

We are highly leveraged and our substantial level of indebtedness adversely affects our financial condition and prevents us from fulfilling our financial obligations.

As of December 31, 2016, we had $279.6 million of total debt outstanding which does not include the $155.8 million outstanding under the Series B preferred stock (comprised of approximately $90.5 million in liquidation preference and $65.3 million in accrued dividends). Such amount outstanding under our Series B preferred stock is accounted for as a liability under GAAP. Our high indebtedness has had and will continue to have significant effect on our business. Our indebtedness, the terms of the Indenture and the existence of a Voting Rights Triggering Event have had and will continue to have several negative effects on us and creates several risks, including the following:

•	we did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture;
•

requires us to use a substantial portion of our cash flow from operations to pay interest at a rate of 12.5% per year and principal on our Notes, which reduces the funds available for the implementation of our strategy, particularly regarding acquisitions and investments and more generally for working capital, capital expenditures and other general corporate purposes;

•

limits our ability to obtain additional financing for acquisitions and investments, working capital, capital expenditures, or general corporate purposes, which may limit the ability to execute our business strategy;

•

prevents us from raising the funds necessary to repurchase Notes tendered to us if there is a change of control or other event requiring such a repurchase, and any failure to repurchase Notes tendered for repurchase would constitute a default under the Indenture;

•	heightens our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;
•	places us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt and are not facing an impending debt maturity as we are;
•	limits management’s discretion in operating our business; and
•	limits our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

Each of these factors may have a material adverse effect on our business, financial condition and results of operations. We do not currently have sufficient cash on hand and we do not expect to generate sufficient cash from operations or the sale of assets or as a result of the Broadcast Incentive Auction to pay the Notes at maturity. See “—Failure to repay our Notes”.

The terms of the Indenture and the Certificate of Designations for the Series B preferred stock restrict our current and future operations.

The terms of the Indenture and the Certificate of Designations for the Series B preferred stock contain restrictive covenants that impose significant restrictions on us and may limit, or prevent, our ability to engage in acts that may be in our long-term best interest, including restrictions or prohibitions on our ability to:

•	incur additional indebtedness, including indebtedness to refinance the Notes;
•	pay dividends or make other distributions, repurchase or redeem our capital stock and make certain restricted investments and make other restricted payments;
•	sell assets;
•	incur liens;
•	enter into transactions with affiliates;

•	enter into sale and leaseback transactions;
•	alter the businesses we conduct;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans and sell assets to the Company and other restricted subsidiaries;
•	enter into change of control transactions;
•	manage our FCC licenses and broadcast license subsidiaries; and
•	consolidate, merge or sell all or substantially all of our assets.

As a result of these restrictions, we are:

•	limited in how we conduct our business;
•	unable to satisfy our current obligations;
•	unable to raise additional debt or equity financing; or
•	unable to compete effectively or to take advantage of new business opportunities, including acquisition opportunities.

These restrictions negatively affect our ability to grow in accordance with our plans, which could have an adverse effect on our business, financial condition, results of operations and cash flow.

Risks Related to Our Business

We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital may be adversely affected.

We have experienced net losses in the past and in the year ended December 31, 2016, we recorded a net loss available to common stockholders of $16.3 million. Failure to achieve sustained profitability may adversely affect our ability to raise additional capital and our ability to meet our obligations. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our Notes, redeem or refinance our Series B preferred stock or finance future acquisitions negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubts about our ability to continue as a going concern.

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

Although we believe that each of our broadcast stations is able to compete effectively in its respective market, our stations may be unable to maintain or increase their current audience ratings and advertising revenues. Specifically, radio stations can change formats quickly. Any other radio station currently broadcasting could shift its format to duplicate the format of, or develop a format which is more popular than, any of our stations. If a station converts its programming to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, the ratings and station operating income of our station in that market could be adversely affected. Further, we could also lose some of our on-air personalities, which may adversely affect our competitive position in those markets. In addition, other radio companies which are larger and have greater financial and other resources than we have may also enter markets in which we operate. A bankruptcy filing could also have an adverse impact on our advertising revenue as advertisers may decide to advertise with our competitors due to any ongoing business uncertainty that may result from such bankruptcy filing. See “—Failure to repay our Notes.”

Any of these events could cause our stations’ audience ratings, market shares and advertising revenues to decline and any adverse change in a particular market could have a material adverse effect on the financial condition of our business as a whole.

A large portion of our net revenue and operating income currently comes from our New York, Los Angeles and Miami markets.

Our New York, Los Angeles and Miami markets accounted for more than 60% of our net revenue for the year ended December 31, 2016. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.

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

We may be unable to successfully execute our expansion strategy, which may impact our growth.

We have pursued, and will continue to pursue subject to having sufficient cash consistent with our recapitalization plan, as a growth strategy the expansion of our media business through selective acquisitions and affiliations, primarily in the largest U.S. Hispanic markets, such as our exchange of radio stations for television stations in Puerto Rico in early 2016. We cannot assure you that our growth strategy will be successful. Our growth strategy is subject to a number of risks, including, but not limited to:

•

the limits on our ability to acquire additional stations due to our current inability to incur additional indebtedness (including to refinance our Notes) resulting from the occurrence of the Voting Rights Triggering Event and our not repaying the Notes at their maturity which resulted in an event of default under the Indenture;

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

Additionally, our competitors, who are not subject to such financial restrictions and who have greater resources than we do or existing business in certain markets, have an advantage over us in pursuing and completing strategic acquisitions that we target.

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

Although we recorded positive consolidated operating income for our television segment in 2016 under our indenture governing our Notes, our television segment was not profitable per GAAP and may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

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

We Must Respond to Rapid Changes in Technology, Content Creation, Services and Standards in Order to Remain Competitive.

Video, telecommunications, radio and data services technologies used in the entertainment industry are changing rapidly. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on our businesses. Examples of the foregoing include the convergence of television broadcasts and online delivery of programming to televisions and other devices, video-on-demand platforms, tablets, satellite radio, user-generated content sites, Internet and mobile distribution of video content via streaming and downloading, and place-shifting of content from the home to portable devices on which content is viewable outside the home. For example, devices that allow users to view or listen to television or radio programs on a time-delayed basis; technologies, such as DVRs, that enable users to fast-forward or skip advertisements or increase the sharing of subscription content; systems that allow users to access our copyrighted product over the Internet or other media; and portable digital devices and systems that enable users to view programming or store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness our offerings to advertisers and adversely affect our revenues. Also, the growing uses of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact our businesses. In addition, further increases in the use of Internet-connected television or other digital devices, which allow users to consume content of their own choosing, in their own time and remote locations while avoiding traditional commercial advertisements or subscription payments, could adversely affect our radio and television broadcasting advertising and subscription revenues. Users who reduce, cancel or never had cable television subscription services are also known as “cord-cutters” or “cord-nevers”. Cable providers and DBS operators are developing new techniques that allow them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television marketplace into more specialized niche audiences. More television and video programming options increase competition for viewers and competitors targeting programming to narrowly defined audiences may gain an advantage over us for television advertising and subscription revenues. Television manufacturers, cable providers and others are developing and offering technology to enable viewers to locate digital copies of programming from the Internet to view on television monitors or other devices, which could diminish viewership of our programming. Generally, changing consumer behavior may impact our traditional distribution methods, for example, by reducing viewership of our programming, which could have an adverse impact on our revenues and profitability. Anticipating and adapting to changes in technology on a timely basis and exploiting new sources of revenue from these changes will affect our ability to continue to increase our revenue.  Our inability to successfully implement our recapitalization strategy may adversely affect our ability to respond and adapt to changes in technology on a timely basis or at all.

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

As of December 31, 2016, we had approximately $356.8 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $324.0 million on our consolidated balance sheet. These unamortized intangible assets represented approximately 79% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, are not amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

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

Piracy of programming is prevalent in many parts of the world and is made easier by technological advances allowing conversion of programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of our content. We believe that the proliferation of unauthorized copies and piracy of these products has an adverse effect on our business and profitability because these products reduce the revenue that we potentially could receive from the legitimate sale and distribution of our media content.

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

Raúl Alarcón, the Chairman of our Board of Directors, Chief Executive Officer and President, has majority voting control of our common stock and 100% voting control of our Series C preferred stock and this control may discourage or influence certain types of transactions or strategic initiatives.

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 85% of the combined voting power of our outstanding shares of common stock as of December 31, 2016. Such combined voting power includes Mr. Alarcón’s voting control over 380,000 shares of Series C preferred stock (convertible into 760,000 shares of Class A common stock) pursuant to his capacity as trustee for the AAA Trust. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire Board of Directors, mergers and acquisitions and sales of all or substantially all of our assets, and our recapitalization strategy. Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy than other equity holders.

We cannot assure you that Mr. Alarcón will maintain all or any portion of his ownership or that he would continue as an officer or director if he sells a significant part of his stock. Further, the disposition by Mr. Alarcón of a sufficient number of shares could result in a change in control of our company, which could trigger a variety of federal, state and local regulatory consent requirements and potentially limit our utilization of net operating losses for income tax purposes, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and the secondary market prices of our securities.

The liquidity of our common stock could be adversely affected if we are no longer allowed to trade on the OTCQX® Best Market.

We are currently out of compliance with the OTCQX rules relating to the minimum market capitalization of our publicly held shares for continued trading on the OTCQX. We have until September 30, 2017 to regain compliance. There is no assurance that we will be able to regain compliance by that date.

Our inability to qualify for trading on the OTCQX would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. Without the ability to trade on the OTCQX, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely further decline. In addition to having an adverse effect on the liquidity of our Class A common stock, our inability to meet the Standards for Continued Qualification for the OTCQX would also result in negative publicity and would also make it more difficult for us to raise additional capital or successfully implement our recapitalization strategy. The absence of such continued qualification may further adversely affect the acceptance of our Class A common stock as currency or the value accorded by other parties. Any further impact on our ability to successfully implement our recapitalization strategy will likely continue to adversely affect our ability to execute our long-term business strategy, including any efforts to use equity capital to finance selective acquisitions, reduce our indebtedness or fund our operations.

Risks Related to Legislative and Regulatory Matters

Changes in U.S. communications laws or other regulations may have an adverse effect on our business.

The television and radio broadcasting and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, we are required to obtain, and periodically renew, licenses from the FCC to operate our radio and television stations. The FCC may not approve our future renewal applications, or it may approve them for less than the full term or subject to conditions or qualifications. FCC license renewal applications for our flagship WSKQ-FM station, which accounts for a material portion of our net revenue, were filed on January 31, 2006 and February 3, 2014.  Petitions to deny the applications were filed alleging that WSKQ-FM had broadcast indecent material during the license term.  We filed opposition pleadings categorically stating that the allegations made did not raise sufficient questions to warrant nonrenewal of the license. On March 9, 2016, the FCC released a decision denying the allegations and granting the license renewal applications. On April 14, 2016, a Petition for Reconsideration of the grant of the license renewal applications was filed.  We filed opposition pleadings and the reconsideration remains pending. Although a station can continue to operate under its expired license pursuant to FCC rules until the FCC takes action on its renewal application and the FCC grants renewal of broadcast licenses in the great majority of cases, we cannot be assured that our licenses will be renewed on favorable terms or at all in future renewal cycles. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We must also comply with extensive FCC regulations and policies in the ownership and operation of our television and radio stations and our television network. FCC regulations limit the number of television and radio stations that a licensee can own in a market and the household reach of television stations nationwide. Under the Communications Act, every three years each television broadcast station is required to elect to exercise the right, either to require cable television system and DBS operators in its local market to carry its signal (must carry), or to prohibit carriage or condition it upon payment of a fee or other consideration. These “must carry” rights are not absolute, and under some circumstances, a cable system or DBS operator may be entitled not to carry a given station. The FCC’s current rules require cable and DBS operators to carry only one channel of the digital signal of our television stations, despite the capability of digital broadcasters to broadcast multiple program streams within one station’s digital allotment. Cable systems and DBS operators may not continue to carry our owned or affiliated television broadcast stations. The failure of a cable system or DBS operator to carry one of our owned or affiliated television stations could have a material adverse effect on our revenues.

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

The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Broadcasters risk violating the prohibition against broadcasting indecent/profane material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously pursues its enforcement activities as they apply to indecency and has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. The FCC has substantially increased its monetary penalties for violations of these regulations pursuant to law enacted in 2006 that provides the FCC with authority to impose fines of up to $389,305 per incident or profane utterance with a maximum forfeiture exposure of approximately $3.6 million for any continuing violation arising from a single act or failure to act. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.

In July 2010, the Second Circuit issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and Fox for the specific broadcasts at issue in that case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and in 2015 issued a Notice of Apparent Liability for the maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

In addition, the FCC’s heightened focus on the indecency regulatory scheme against the broadcast industry generally may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. A number of inquiries or proceedings regarding alleged violations of the FCC’s indecency policy by our stations are currently pending, including a petition to reconsider the renewal of one of our material broadcast licenses. In addition, we have in the past been the subject and may in the future become subject to additional inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that these pending inquiries or other proceedings result in the imposition of fines, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected. We also face increased potential costs in the form of fines for indecency violations, and we cannot predict whether Congress will consider or adopt further legislation in this area.

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

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest:  the newspaper-broadcast cross-ownership rule; the local radio ownership rule; the radio-television cross-ownership rule; the dual network rule; and the local television ownership rule.  In addition to the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against us or any of our license-holding subsidiaries, or any FCC licenses from which we are acquiring a station, could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on, its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock.   In November 2013, the FCC confirmed that it will consider on a case-by-case basis petitions for approval of foreign ownership that exceeds the 25% threshold and, in September 2016, the FCC adopted specific rules and procedures for the filing and review of such requests.  In this decision, the FCC confirmed that it will allow companies to seek approval of up to 100% foreign ownership.  In addition, where proposed acquisitions might result in local radio advertising revenue concentration, the Department of Justice and/or the Federal Trade Commission could undertake their own reviews and could attempt to block or place restrictions or conditions on such transactions.

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

Item 3. Legal Proceedings

From time to time we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In recent years, we have been subject to administrative proceedings and lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Gutierrez-Ortiz Lawsuit

We are a defendant in Aida Ivette Gutiérrez Ortiz et al. v. Municipio Autónomo de Bayamón, et al., a lawsuit involving the death of a man who was shot and killed at a concert co-promoted by us. Plaintiffs allege that we were negligent because we did not provide the necessary security to prevent the entry of firearms in the concert venue or its surrounding areas. Plaintiffs also allege we did not provide the necessary measures to control allege that we were negligent because we failed to provide the necessary medical assistance to aid the victim. Plaintiffs are seeking an estimated $3.5 million as indemnity. We intend to defend our self vigorously against this claim. At this stage, an estimate of loss cannot be made, however, we believe we have good defenses and it is not probable that the outcome of the litigation will result in a material loss or liability to us.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

During 2015 and 2016, Class A common stock traded on the NASDAQ Global Market under the symbol “SBSA”. On January 19, 2017, our Class A common stock was suspended from trading on the NASDAQ Global Market, pending delisting, and began trading on the OTCQX® Best Market (U.S. Tier).  The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Global Market.

	2016		2015
	High	Low	High	Low
First quarter	$4.31	2.56	$4.44	2.20
Second quarter	4.06	3.13	6.99	3.68
Third quarter	4.35	3.12	7.30	4.26
Fourth quarter	4.90	3.00	6.35	2.91

(b)	Record Holders

As of April 5, 2017, there were approximately 91 record holders of our Class A common stock, three record holders of our Class B common stock and one record holder of our Series C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Series C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Series C preferred stock is convertible into two shares of Class A common stock.

(c)	Dividends

We have not declared or paid any cash or stock dividends on any class of our common stock in the last two years and we do not expect to pay dividends for the foreseeable future. We intend to retain future earnings for use in our business and due to the Voting Rights Triggering Event, we are not permitted to declare or pay any cash or stock dividends on shares of our Class A or Class B common stock until the Voting Rights Triggering Event is remedied or waived. If the Voting Rights Triggering Event were no longer in effect, any determination to declare and pay dividends would be made by our Board of Directors based upon our earnings, financial position, capital requirements and other factors that our Board of Directors deem relevant. Furthermore, our Indenture contains restrictions on our ability to pay dividends.

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

On October 15, 2013, holders of shares of our Series B preferred stock requested that we repurchase 92,223 shares of Series B preferred stock for an aggregate repurchase price of $126.9 million, which included accumulated and unpaid dividends on these shares as of October 15, 2013. We did not have sufficient funds legally available to repurchase all of the Series B preferred stock for which we received requests and instead used the limited funds legally available to us to repurchase 1,800 shares for a purchase price of approximately $2.5 million, which included accrued and unpaid dividends. Consequently, a Voting Rights Triggering Event occurred.

Following the occurrence, and during the continuation of the Voting Rights Triggering Event, we became and are subject to restrictive operating covenants, including a prohibition on our ability to pay dividends, make distributions, or redeem or repurchase securities. The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event. The Indenture governing our Notes currently prohibits us from paying dividends or from repurchasing the Series B preferred stock.

See Part I, Item 1A. Risk Factors of this annual report on Form 10-K for a further discussion of our Series B preferred stock, including the consequences of the occurrence of the Voting Rights Triggering Event.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources below for additional information regarding liquidity restrictions on our ability to pay dividends on our common stock.

(d)	Equity Compensation Plans and Other Equity Compensation

The following table sets forth, as of December 31, 2016, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

	Number of Shares
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders:
2006 Omnibus Equity Compensation Plan	295,000	$3.62	—
1999 Stock Option Plan	32,500	10.41	—
Non-Employee Directors Stock Option Plan	5,000	25.80	—
Equity Compensation Not Approved by Stockholders:
Non-Qualified Employee Inducement Award	75,000	2.99	—
Total	407,500		—

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving over 75 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 93% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 14.0 million listeners in an average week with our targeted networks.  For the years ended 2016 and 2015, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 90% and 91% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 70 hours of original programming per week.  For the years ended 2016 and 2015, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 10% and 9% of our consolidated net revenues, respectively.

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

We are currently pursuing a comprehensive recapitalization plan as described under “Part I, Item 1. Business—Recent Developments” pursuant to which we are considering a range of options to recapitalize our balance sheet. See below under “—Liquidity and Capital Resources" for more information.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2016 and 2015, local revenue comprised 67% and 63% of our gross revenue, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the years ended 2016 and 2015, national revenue comprised 13% and 13% of our gross revenue, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Networks platform by our network sales staff. For the years ended 2016 and 2015, network revenue comprised 6% and 8% of our gross revenue.

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

In addition to cash advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the years ended 2016 and 2015, these revenues combined comprised approximately 14% and 15% of our gross revenue, respectively.

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

•	Syndication revenue. We receive syndication revenue from licensing various MegaTV content.
•	Subscriber revenue. We receive subscriber revenue in the form of a per subscriber based fee, which is paid to us by cable and satellite providers.
•	Other revenue. We receive other ancillary revenue such as rental income from renting available tower space or sub-channels and product endorsements.

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

Year Ended 2016 Compared to Year Ended 2015

The following summary table presents separate financial data for each of our operating segments (in thousands).

	Year Ended
	December 31,
	2016	2015
Net revenue:
Radio	$129,544	133,624
Television	15,075	13,275
Consolidated	$144,619	146,899
Engineering and programming expenses:
Radio	$23,514	23,101
Television	7,598	7,660
Consolidated	$31,112	30,761
Selling, general and administrative expenses:
Radio	$49,418	60,706
Television	6,688	5,868
Consolidated	$56,106	66,574
Corporate expenses:	$10,588	10,462
Depreciation and amortization:
Radio	$1,905	1,813
Television	2,378	2,621
Corporate	409	368
Consolidated	$4,692	4,802
(Gain) loss on the disposal of assets, net:
Radio	$(11)	(78)
Television	—	2
Corporate	—	(11)
Consolidated	$(11)	(87)
Impairment charges and restructuring costs:
Radio	$—	925
Television	—	—
Corporate	(37)	(389)
Consolidated	$(37)	536
Operating income (loss):
Radio	$54,718	47,157
Television	(1,589)	(2,876)
Corporate	(10,960)	(10,430)
Consolidated	$42,169	33,851

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2016 and 2015. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and related notes.

	Year Ended
	December 31,
	2016	2015
Net revenue	$144,619	146,899
Engineering and programming expenses	31,112	30,761
Selling, general and administrative expenses	56,106	66,574
Corporate expenses	10,588	10,462
Depreciation and amortization	4,692	4,802
(Gain) loss on disposal of assets, net of disposal costs	(11)	(87)
Impairment charges and restructuring costs	(37)	536
Operating income	$42,169	33,851
Interest expense, net	(40,149)	(39,847)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(9,734)
Income tax expense	8,628	11,225
Net loss	$(16,342)	(26,955)

Net Revenue

The decrease in our consolidated net revenues of $2.3 million or 2% was due to decreases in our radio segment offset by increases in our television segment net revenues. Our television segment net revenues increased $1.8 million or 14%, due to the increases in local, national, and barter sales offset by decreases in digital sales and special events revenues.  Our radio segment net revenues decreased $4.1 million or 3%, due to decreases in network and national sales, and special events revenues, which were offset by increases in local and digital sales and product endorsements.  Our special events revenue decrease occurred primarily in our Los Angeles, Miami, New York, and Puerto Rico markets.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.4 million or 1% was due to the increase in our radio segment offset by decreases in our television segment’s expenses. Our radio segment expenses increased $0.4 million or 2%, mainly due to an increase in content production and technical costs associated with the new LaMusica App which offset by decreases in compensation and benefits, and talent fees.  Our television segment expenses decreased less than $0.1 million or less than 1%, primarily due to an increase in production tax credits which offset originally produced content production costs in Puerto Rico.

Selling, General, and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of $10.5 million or 16% was due to decreased expenses in our radio segment offset by increases in the television segment.  Our television segment expenses increased $0.8 million or 14%, primarily due to increases in compensation and benefits, bonuses, commission, barter, and rating service expenses.  Our radio segment expenses decreased $11.3 million or 19%, primarily due to decreases from managing special events through thirds parties to mitigate related exposure, reductions in compensation and benefits from decreased headcounts and overall lower staffing costs, reduced marketing and promotions efforts, renegotiated commissions rates, and overall decreases in bonuses, AIRE network-affiliate station compensation, taxes and licenses, and facilities expenses which were offset by increases in rating services and professional fees.

Corporate Expenses

Corporate expenses increased $0.1 million or 1% primarily due to increases in compensation and benefits, including non-cash stock-based compensation which were offset by decreases in professional fees.

(Gain) loss on the disposal of assets

The decrease in gains from the disposal of assets of $0.1 million or 87% was primarily related to having recognized gains on the disposal of certain furniture in the prior year for which monies were received.

Impairment Charges and Restructuring Costs

The decrease in impairment charges of $0.6 million or 107% was primarily due to the recognition of an impairment of an FCC broadcasting license in our San Francisco market in the prior year.

Operating Income

The increase in operating income of $8.3 million or 25% was mainly due to the decrease in selling, general and administrative expenses offset by the decrease in net revenue.

Dividends on Series B preferred stock classified as interest expense

As of December 31, 2016, we accounted for the Series B preferred stock as a current liability and the accrued dividends as interest expense. Prior to October 15, 2013, the Series B preferred stock was considered “conditionally redeemable” because the redemption of the shares of Series B preferred stock was contingent on the Series B preferred stockholders requesting that their Series B preferred stock be repurchased on October 15, 2013.  On October 15, 2013, almost all of the holders of the Series B preferred stock requested that we repurchase their shares of Series B preferred stock pursuant to the Certificate of Designations for the Series B preferred stock.  As a result of their request, we assessed and determined that, under applicable accounting principles, the contingency had occurred, and the Series B preferred stock now met the definition of a “mandatorily redeemable” instrument under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (“ASC 480”).  Under ASC 480, if an instrument qualifies as being “mandatorily redeemable,” then the financial instrument should be classified as a liability.

In addition, the Series B preferred stock is measured at each reporting date as the amount of cash that would be paid pursuant to the Certificate of Designations, had settlement occurred on the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the accruing of quarterly dividends of the Series B preferred stock was and will continue to be recorded as an interest expense.

Income Tax (Benefit) Expense

The decrease in income tax expense of $2.6 million was primarily a result of the valuation allowance set up in Puerto Rico during 2015.

Net Loss

The decrease in net loss of $10.6 million was primarily due to the increase in operating income and decrease in income tax expense.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of December 31, 2016 and, as of the date of this annual report on Form 10-K, are as follows:

•

Our Notes, of which there are $275 million principal amount outstanding, matured on April 15, 2017 and were payable on the next business day, which was April 17, 2017.  Because we did not have sufficient cash on hand and did not generate sufficient cash from operations or asset sales, we did not repay the Notes at their maturity.

•

Holders of our Series B preferred stock, of which there were $155.8 million outstanding (comprised of approximately $90.5 million in liquidation preference and $65.3 million in accrued dividends), requested the redemption of these shares on October 15, 2013, which we did not satisfy and which has resulted in the existence and continuation of a Voting Rights Triggering Event under the Certificate of Designations under which these shares were issued. One consequence of the existence of a Voting Rights Triggering Event is that the Certificate of Designations for the Series B preferred stock prohibits our incurring additional indebtedness, including indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the amount outstanding of these shares increases by the dividend amount.

•

Our current sources of liquidity are our cash, cash equivalents and cash flow from operations. Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations to meet our ordinary course operating obligations over the next twelve month period.

•	We had a working capital deficit of $392.1 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities.

In addition, our inability to repay the Notes at maturity has caused us to conclude there is a substantial doubt about our ability to continue as a going concern for purposes of the determination we are required to make in connection with our evaluation of our financial statements for 2016, as described below under “—Going Concern.”

We are working with a team of financial and legal advisors in evaluating all options available to us in executing on a comprehensive recapitalization plan.  These options include, but are not limited to, selling certain non-core assets (whose net proceeds would be used to repay a portion of outstanding Notes) as summarized under “Our Strategy—Sell Non-Core Assets and debt Recapitalization Plan,” new financings (including, equity-linked securities and equity offerings), an exchange offer with the Noteholders, with or without exit consents to amend the terms of the Indenture, use of cash on hand, and a combination of these options.  In connection with our recapitalization plan, we have initiated conversations with representatives of the Noteholders and holders of our Series B preferred stock regarding these matters. We cannot assure you that we will be successful in our recapitalization efforts. We did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture on April 17, 2017 (April 17, 2017 being the payment date following the Saturday, April 15, 2017 maturity date). The Notes will continue to earn interest after the maturity date. We face various risks regarding these matters.  See “Special Note Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors—Risks Related to Our Indebtedness and Preferred Stock.”

Further detail regarding some of the items summarized above follows below:

On October 15, 2013, as a result of a failure by us to repurchase all of the shares of Series B preferred stock that were requested to be repurchased by the holders thereof, a Voting Rights Triggering Event occurred. Following the occurrence, and during the continuation, of the Voting Rights Triggering Event, we are subject to restrictive operating covenants, as summarized below under “Our Series B Preferred Stock.” The Voting Rights Triggering Event continues until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event.

Our primary sources of liquidity are our current cash and cash equivalents and the cash provided by operations. We do not currently have a revolving credit facility or other working capital lines of credit.  Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 and the existence of the Voting Rights Triggering Event. The Certificate of Designations and the Indenture place other restrictions on us as summarized under “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock—The terms of the Indenture and Certificate of Designations restrict our current and future operations.”

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies - Going Concern.” As of December 31, 2016 and 2015, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability.  Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

Our strategy is to primarily utilize cash flows from operations to meet our ordinary course operating obligations. Management continually projects anticipated cash requirements and believes that cash from operating activities, together with cash on hand, should be sufficient to permit us to meet our ordinary course operating obligations over the next twelve-month period. Cash from operating activities will not be sufficient to repay the Notes or to redeem the Series B preferred stock.

Assumptions which underlie management’s beliefs with respect to operating activities, include the following:

•	the demand for advertising within the broadcasting industry and economic conditions in general will not deteriorate in any material respect;
•

despite the consequences resulting from the occurrence of the Voting Rights Triggering Event, we will continue to successfully implement our business strategy, other than with respect to acquisitions and investments requiring proceeds from debt financings;

•	we will use cash flows from operating activities to fund our operations and pay our expenses (including interest on the Notes), but not to repay the Notes or redeem the Series B preferred stock; and
•	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters or legal judgments.

We cannot assure you that these assumptions will be realized.

Historically, we have evaluated strategic media acquisitions and/or dispositions and strived to expand our media content through distribution, programming and affiliation agreements in order to achieve a significant presence with clusters of stations in the top U.S. Hispanic markets. Historically, we have engaged in discussions regarding potential acquisitions and/or dispositions and expansion of our content through media outlets from time to time in the ordinary course of business. As a result of the consequences resulting from the occurrence of the Voting Rights Triggering Event and the need to repay the Notes, we are currently not able to finance acquisitions through the incurrence of additional debt and are subject to additional restrictions which will preclude us from being able to execute this strategy.

Notes

As of December 31, 2016, we had outstanding $275 million principal amount of our Notes and were in compliance with the financial covenants under the Indenture. As of the date of the filing of this annual report on Form 10-K, we are in default of the covenant to repay the Notes at their maturity (which constitutes an event of default of the Indenture as we describe elsewhere), and we are in default of the security agreement covenant relating to deposit account control agreements and the related Indenture covenant regarding compliance with the security agreement due to the Company initiated transfer of cash balances from controlled accounts to non-controlled accounts. In addition, one of our subsidiaries had not become a guarantor when formed in 2013 as required by the Future Guarantor covenant of the Indenture and therefore we were in default of the indenture from the formation of the subsidiary until we subsequently submitted documentation to the Trustee to have the subsidiary become an additional guarantor in April 2017. The Notes will continue to earn interest after the maturity date.  For more information regarding the Notes, see Note 10 to our 2016 financial statements that are included elsewhere in this annual report on Form 10-K.

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $.01 per share, with a liquidation preference of $1,000.00 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of December 31, 2016, we had outstanding $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of $65.3 million.

The Certificate of Designations entitles the holders of the Series B preferred stock to receive dividends when, and if, declared by the Board of Directors.

Holders of the Series B preferred stock have customary protective provisions. The Certificate of Designations contains covenants that, among other things, limit our ability to: (i) pay dividends, purchase junior securities and make restricted investments other restricted payments; (ii) incur indebtedness, including refinancing indebtedness; (iii) merge or consolidate with other companies or transfer all or substantially all of our assets; and (iv) engage in transactions with affiliates. Upon a change of control, we will be required to make an offer to purchase these shares at a price of 101% of the aggregate liquidation preference of these shares plus accumulated and unpaid dividends to, but excluding the purchase date.

The Certificate of Designations provided holders the right, on October 15, 2013, to require us to repurchase their shares, subject to the legal availability of funds. At the option of the holder, we were required to repurchase the Series B preferred stock at a purchase price equal to 100% of the liquidation preference, or $1,000.00 per share. The holders of the Series B preferred stock exercised their option, but we were unable to fully repurchase the Series B preferred stock, resulting in a Voting Rights Triggering Event. During the continuation of a Voting Rights Triggering Event, certain of the covenants summarized above become more restrictive by their terms including (i) a prohibition on our ability to incur additional indebtedness, (ii) restrictions on our ability to make restricted payments and (iii) restrictions on our ability to merge or consolidate with other companies or transfer all or substantially all of our assets.  In addition, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors. A Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock.

As noted above under “—Dividends on Series B preferred stock classified as interest expense”, we report dividends on the Series B preferred stock as interest expense.

For more information regarding the Series B preferred stock, see Note 12 to our 2016 financial statements that are included elsewhere in this annual report on Form 10-K.

Series C Preferred Stock

On December 23, 2004, in connection with the closing of the merger agreement, dated October 5, 2004, with CBS Radio (formerly known as Infinity Media Corporation, CBS Radio), a division of CBS Corporation, Infinity Broadcasting Corporation of San Francisco (“Infinity SF”), we issued to CBS Radio an aggregate of 380,000 shares of Series C convertible preferred stock, $0.01 par value per share in exchange for the acquisition of all the rights and obligations of Infinity SF, including the FCC license of Infinity SF for radio station 93.3 FM, serving the San Francisco, California market. The shares of Series C preferred stock issued at the closing of the CBS Radio Merger are convertible into 760,000 shares of Class A common stock, subject to certain adjustments. In connection with the CBS Radio Merger, we also entered into a registration rights agreement with CBS Radio, pursuant to which CBS Radio may instruct us to file up to three registration statements, on a best efforts basis, with the SEC, providing for the registration for resale of the Class A common stock issuable upon conversion of the Series C preferred stock.

In connection with the issuance of the Series C preferred stock, we entered into a Stockholder Agreement, dated October 5, 2004, with CBS Radio and Mr. Alarcón. Pursuant to the terms of the Stockholder Agreement, CBS Radio was given a right of first negotiation with respect to any radio station that we control in the New York and Miami markets after the date of such agreement. The negotiation right is required to stay open for a period of ten (10) business days. In addition, CBS Radio was also given a right to match any offer received by us with respect to any Miami radio station. Such matching right expired one year after the date of the Stockholder Agreement.

We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock created after December 23, 2004.  The Series C preferred stock holders have the same voting rights and powers as our Class A common stock on an as-converted basis, subject to certain adjustments. The Certificate of Designations for the Series C preferred stock does not contain a voting rights triggering event provision like the one found in the Certificate of Designations for the Series B preferred stock. Each holder of Series C preferred stock (i) has preemptive rights to purchase its pro rata share of any equity securities we may offer, subject to certain conditions, and (ii) may, at their option, convert each share of Series C preferred stock into two (2) shares of Class A common stock, subject to certain adjustments.

The terms of the Certificate of Designations for our Series C preferred stock limits our ability to (i) enter into transactions with affiliates and certain merger transactions and (ii) create or adopt any shareholders rights plan.

On August 8, 2016 CBS Radio entered into a Stock Purchase Agreement with us, AAA Trust and Mr. Alarcón (the “Stock Purchase Agreement”) to sell and assign its rights related to its 380,000 shares of Series C preferred stock to the AAA Trust for $3.8 million.  AAA Trust is a Florida trust, of which Mr. Alarcón is the trustee. Mr. Alarcón is also the beneficial owner of all the shares of Series C preferred stock held in the AAA Trust. Pursuant to the Stock Purchase Agreement, CBS Radio agreed to assign the rights under the registration rights agreement and Stockholder Agreement to the AAA Trust, which now holds such registration rights.  The parties closed on the Stock Purchase Agreement on August 18, 2016.

For more information regarding the Series C preferred stock, see Note 13 to our 2016 financial statements that are included elsewhere in this annual report on Form 10-K.

Class A Common Stock

As of December 31, 2016, we had 4,166,991 shares of Class A common stock outstanding.

Class B Common Stock

As of December 31, 2016, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2016 and 2015, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	Year Ended
	December 31,		Change
	2016	2015	$
Capital expenditures:
Radio	$1,421	1,316	105
Television	539	805	(266)
Corporate	242	351	(109)
Consolidated	$2,202	2,472	(270)

Net cash flows provided by (used in) operating activities	$8,797	(1,830)	10,627
Net cash flows used in investing activities	(4,099)	(2,382)	(1,717)
Net cash flows used in financing activities	(306)	(336)	30
Net increase (decrease) in cash and cash equivalents	$4,392	(4,548)

We repaid the promissory note relating to the acquisition of the Miami studio building on January 3, 2017.

Capital Expenditures

The decrease in our capital expenditures was primarily due to completed upgrades to television related studio and technical equipment and computer hardware at SBS Miami Broadcast Center in the prior year.

Net Cash Flows Provided by (Used in) Operating Activities

Changes in our net cash flows from operating activities were primarily a result of improved results from operations and an increase in cash receipts from our trade receivables offset by an increase in cash payments paid to vendors within accounts payable and accrued expenses.

Net Cash Flows Provided by (Used in) Investing Activities

Changes in our net cash flows from investing activities were a primarily a result of the cash used to acquire spectrum related assets in Puerto Rico.

Net Cash Flows Provided by (Used in) Financing Activities

Changes in our net cash flows from financing activities were a result of the elimination of a previously recorded operating lease liability of less than $0.1 million, in 2016.  Current cash flows used in financing activities are related to the principal payments of the SBS Miami Broadcast Center promissory note.

Recent Developments

NASDAQ Delisting – OTCQX® Best Market Trading

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

On September 17, 2016, we received written notification from NASDAQ, dated September 12, 2016, granting our request to continue the listing of its shares on the NASDAQ Global Market until January 23, 2017.  NASDAQ required that, during this exception period, we provide prompt notification of any significant events that occurred during this time which called into question our ability to demonstrate compliance with the Rule.

In January 2017, we determined that we were not likely to regain compliance with the Rule by January 23, 2017, and notified NASDAQ of our determination on January 13, 2017.  On January 17, 2017, we received notice from NASDAQ that the Class A Common Stock would be suspended from trading as of the opening of business on January 19, 2017, pending ultimate delisting.  In connection with our potential delisting, we applied to have our Class A Common Stock qualified to trade on the OTCQX. As a result, trading in our Class A Common Stock on NASDAQ was suspended on January 19, 2017, and trading in our Class A Common Stock on the OTCQX began on the same day.  Our Class A Common Stock currently trades on the OTCQX under the stock ticker “SBSAA”.

On April 3, 2017, we received a written notice from the OTC, advising us that our market capitalization had stayed below $5 million for more than 30 consecutive calendar days and that it no longer met the Standards for Continued Qualification for the OTCQX as per the OTCQX Rules for U.S. Companies. OTC further notified us that a cure period of 180 calendar days to regain compliance had begun, during which the minimum criteria must be met for 10 consecutive trading days.

The 180-calendar day grace period expires September 30, 2017. If our market capitalization has not been at or above $5 million for 10 consecutive trading days by that time, then our Class A Common Stock will be moved from OTCQX to OTC Pink, which may result in further reduced liquidity for our Class A common stock.

Employees

In July 2016, SAG-AFTRA was certified as the exclusive bargaining agent solely for 31 on-air talent employees of our Los Angeles-based stations KXOL and KLAX.  We have been negotiating with representatives of SAG-AFTRA for an initial collective bargaining agreement which would cover those 31 employees.  To date, we have not yet reached an agreement with SAG-AFTRA, and at this juncture, it is too early to state with certainty whether the parties will ever enter into such an agreement.

Local Tax Assessment

We have received an audit assessment (the “Assessment”) wherein it was proposed that we underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,439,452 in underpaid tax, applicable interest and penalties.  We disagree with the assessment and related calculations and has developed a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $391,000, based upon our current best estimate of probable loss, was charged to operations in the accompanying financial statements. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to us, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

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

Going Concern

We adopted FASB ASU No. 2014-15, Presentation of Financial Statements- Going Concern, during the first quarter of 2016.  This standard defines management’s responsibility to evaluate conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable.  Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements. The accompanying financial statements have been prepared assuming we will continue as a going concern, do not include any adjustments that might result if we were unable to do so but, as we have stated under “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock,” we have concluded that there is substantial doubt about our ability to continue as a going concern.

Accounting for Indefinite-Lived Intangible Assets and Goodwill

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Act. The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (ASC 350), we do not amortize our FCC broadcasting licenses. We must conduct impairment testing at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, and charge to operations an impairment expense only in the periods in which the recorded value of these assets is more than their fair value. We test our FCC broadcasting licenses for impairment at the market cluster level. We apply the guidance of FASB ASC Topic 350-30-35, Unit of Accounting for Purposes of Testing for Impairment of Intangible Assets Not Subject to Amortization, to certain of our FCC broadcasting licenses, if their market operations are consolidated.

During 2016, we initiated a change in accounting principle and changed the date of our annual impairment test for indefinite-lived intangible assets, including goodwill, from December 31 to November 30. The change from year-end to such earlier date was preferable to Management to facilitate interactions with third party valuation specialists and in order to complete the year-end closing process in a more timely fashion.  Management has assessed that the change had no impact on the results of operations in 2016. Were this change in date implemented during 2015, it would have had no impact on the results of the 2015 impairment analysis.

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

In the discounted cash flow projections, a period of ten years was determined to be an appropriate time horizon for the analysis. The yearly streams of cash flows are adjusted to present value using an after-tax discount rate calculated for the broadcast industry as of November 30 of each year. Additionally, it is necessary to project the terminal value at the end of the ten-year projection period. The terminal value represents the hypothetical value of the licenses at the end of a ten-year period. An estimated amount of taxes are deducted from the assumed terminal value, which accordingly is discounted to net present value.

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

Risk Adjusted Discount Rates. Discount rates of 9.5% for radio licenses and 11.5% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of November 30, 2016. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $4.8 million.

The table below presents the percentage within which the fair values of our broadcasting licenses fall relative to their carrying value as of November 30, 2016 for 9 units of accounting (i.e. markets).

	Percentage Range by which the Fair Value Exceeds the Carrying Value for the Units of Accounting as of November 30, 2016
		Greater than	Greater than
	0% to 5%	5% to 15%	15%
Number of units of accounting	1 (a)	2	6
Carrying value (in thousands)	$4,606	$115,169	$204,186

(a)

In addition to the hypothetical greenfield approach, we also considered additional market valuation approaches in assessing whether any impairment may exist at the subject reporting unit.  Based on consideration of these factors, during the year ended December 31, 2016, we determined that there were no impairments for this subject reporting unit.

As a result of the annual fourth quarter 2016 impairment test of our broadcasting licenses, there was one unit of accounting where the fair value was less than 5% of its carrying value as of November 30, 2016. In aggregate, this unit of accounting has a carrying value of $4.6 million and represents 1% of our total assets.

In addition to conducting our annual impairment testing, at each interim reporting period we performed a qualitative assessment for each unit of accounting for triggering events that could have indicated impairment to our FCC broadcasting licenses. In this assessment, we considered the qualitative factors that are outlined in FASB ASC 350-30-35-18B, which include, but are not limited to, the state of the economy, advertising demand, market conditions, broadcasting industry future growth rates, regulatory matters and technology. During the year ended December 31, 2016, we determined that there were no impairments of our FCC broadcasting licenses as tested for impairment as of November 30, 2016.

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

During the years ended December 31, 2016 and 2015, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) limited trading volume; (2) the impact of our television segment operating losses; and (3) the significant voting control of our Chairman and CEO.

Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheets. FASB ASC 740, Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles – Goodwill and Other, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our net operating loss carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of net operating losses, as well as other temporary differences between financial statement and tax reporting purposes.  We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future with the exception of certain deferred tax assets of a U.S. licensing entity and AMT credits in the U.S., which can be used to offset the indefinite lived intangible DTLs in the U.S.  If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 to the accompanying financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2016 and 2015, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports or filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.. As of December 31, 2016, the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. We review our disclosure controls and procedures on an ongoing basis and may, from time to time, make changes aimed at enhancing their effectiveness to ensure that they evolve with our business.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting, as of December 31, 2016 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of the Registered Public Accounting Firm

Not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information called for by Item 14 will be set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this annual report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2016 and 2015;
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015;
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2016 and 2015;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this annual report on Form 10-K:

•	Financial Statement Schedule – Valuation and Qualifying Accounts.
3.	Exhibits Required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Spanish Broadcasting System, Inc. and Subsidiaries

Miami, Florida

We have audited the accompanying consolidated balance sheets of Spanish Broadcasting System, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in the accompanying index at Item 8.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spanish Broadcasting System, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2016 and 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, in 2016 the Company adopted ASU No. 2014-15 Presentation of Financial Statements – Going Concern. As also discussed in Note 2 to the consolidated financial statements, the 12.5% Senior Secured Notes had a maturity date of April 15, 2017. Cash from operations or the sale of assets was not sufficient to repay the notes and other short term obligations when they became due, which resulted in significant liquidity requirements on the Company that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Crowe Horwath LLP

Fort Lauderdale, Florida

April 19, 2017

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share data)

	December 31,	December 31,
Assets	2016	2015

Current assets:
Cash and cash equivalents	$23,835	$19,443
Receivables:
Trade	32,952	34,415
Barter	270	231
	33,222	34,646
Less allowance for doubtful accounts	745	1,431
Net receivables	32,477	33,215
Prepaid expenses and other current assets	6,597	5,318
Total current assets	62,909	57,976
Property and equipment, net	26,406	30,460
FCC broadcasting licenses	323,961	319,356
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,116 in 2016 and $1,020 in 2015	1,432	1,528
Assets held for sale	1,377	—
Assets held for exchange	—	2,794
Deferred tax assets	1,615	1,758
Other assets	384	531
Total assets	$450,890	$447,209
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$12,733	$16,552
Accrued interest	7,290	7,194
Unearned revenue	1,325	796
Other liabilities	4	30
12.5% senior secured notes due 2017, net of unamortized discount of $629 in 2016 and net of deferred financing costs of $1,138 in 2016	273,233	—
Current portion of other long-term debt	4,616	306
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at December 31, 2016 and 2015 and $65,299 and $55,565 of dividends payable as of December 31, 2016 and 2015, respectively.	155,848	146,114
Total current liabilities	455,049	170,992
Other liabilities, less current portion	2,955	3,007
Derivative instruments	17	220
12.5% senior secured notes due 2017, net of unamortized discount of $2,609 in 2015 and net of deferred financing cost of $4,535 in 2015	—	267,856
Other long-term debt, less current portion	—	4,616
Deferred tax liabilities	106,986	99,066
Total liabilities	565,007	545,757
Commitments and contingencies (note 14 and 16)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	525,999	525,344
Accumulated other comprehensive loss, net	(102)	(220)
Accumulated deficit	(640,018)	(623,676)
Total stockholders’ deficit	(114,117)	(98,548)
Total liabilities and stockholders’ deficit	$450,890	$447,209

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2016 and 2015

(In thousands, except per share data)

	Year Ended
	December 31,
	2016	2015
Net revenue	$144,619	$146,899
Operating expenses:
Engineering and programming	31,112	30,761
Selling, general and administrative	56,106	66,574
Corporate expenses	10,588	10,462
Depreciation and amortization	4,692	4,802
Total operating expenses	102,498	112,599
(Gain) loss on the disposal of assets	(11)	(87)
Impairment charges and restructuring costs	(37)	536
Operating income	42,169	33,851
Other (expense) income:
Interest expense	(40,162)	(39,885)
Dividends on Series B preferred stock classified as interest expense	(9,734)	(9,734)
Interest income	13	38
Loss before income taxes	(7,714)	(15,730)
Income tax expense	8,628	11,225
Net loss	$(16,342)	$(26,955)
Basic and Diluted net loss per common share	$(2.25)	$(3.71)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267
Net loss	$(16,342)	$(26,955)
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	118	188
Total comprehensive loss	$(16,224)	$(26,767)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2016 and 2015

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2014	380,000	$4	4,166,991	$—	2,340,353	$—	$525,335	$(408)	$(596,721)	$(71,790)
Stock-based compensation	—	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	—	—	(26,955)	(26,955)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	188	—	188
Balance at December 31, 2015	380,000	4	4,166,991	—	2,340,353	—	525,344	(220)	(623,676)	(98,548)
Stock-based compensation	—	—	—	—	—	—	655	—	—	655
Net loss	—	—	—	—	—	—	—	—	(16,342)	(16,342)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	118	—	118
Balance at December 31, 2016	380,000	$4	4,166,991	$—	2,340,353	$—	$525,999	$(102)	$(640,018)	$(114,117)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and 2015

(In thousands)

	Year Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,342)	$(26,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	9,734	9,734
(Gain) on the disposal of assets	(11)	(87)
Impairment charges	(37)	536
Stock-based compensation	655	9
Depreciation and amortization	4,692	4,802
Net barter (income) loss	(482)	(385)
(Benefit) provision for trade doubtful accounts	(51)	(343)
Amortization of deferred financing costs	3,397	3,375
Amortization of original issued discount	1,980	1,734
Deferred income taxes	7,992	10,917
Unearned revenue-barter	972	706
Changes in operating assets and liabilities:
Trade receivables	627	(7,783)
Prepaid expenses and other current assets	(1,078)	(1,064)
Other assets	147	197
Accounts payable and accrued expenses	(3,454)	2,659
Accrued interest	96	(8)
Other liabilities	(40)	126
Net cash provided by (used in) operating activities	8,797	(1,830)
Cash flows from investing activities:
Purchases of property and equipment	(2,202)	(2,472)
Proceeds from the sale of property and equipment	—	90
Cash payment related to station exchange	(1,897)	—
Net cash used in investing activities	(4,099)	(2,382)
Cash flows from financing activities:
Payments of other long-term debt	(306)	(336)
Net cash used in financing activities	(306)	(336)
Net increase (decrease) in cash and cash equivalents	4,392	(4,548)
Cash and cash equivalents at beginning of year	19,443	23,991
Cash and cash equivalents at end of year	$23,835	$19,443
Supplemental cash flows information:
Interest paid	$34,668	$34,773
Income tax paid, net	$395	$452
Noncash investing and financing activities:
Nonmonetary asset exchange	$2,794	$—
Unrealized gain on derivative instruments	$118	$188

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(1)	Organization and Nature of Business

Spanish Broadcasting System, Inc., a Delaware corporation, and its subsidiaries owns 17 radio stations in the Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco markets. In addition, we own and operate six television stations, which operate as one television operation, branded as “MegaTV.” We also have various MegaTV broadcasting outlets under affiliation or programming agreements. As part of our operating business, we produce live concerts and events and maintain multiple bilingual websites, including www.LaMusica.com, Mega.tv, various station websites, as well as the LaMusica mobile app providing content related to Latin music, entertainment, news and culture.

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

The Company adopted FASB ASU No. 2014-15, Presentation of Financial Statements- Going Concern, during the first quarter of 2016.  This standard defines management’s responsibility to evaluate conditions or events as related to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures, as applicable. The consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, we evaluated subsequent events after the balance sheet date and through the financial statements issuance date.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2016 and 2015, we had a working capital deficit due primarily to the classification of our 10¾ %Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

As discussed in Note 10, the Notes matured on April 15, 2017. Cash from operations or the sale of assets were not sufficient to repay the Notes when they became due. We are working with a team of financial and legal advisors in evaluating all options available to us in executing a comprehensive capitalization plan. These options, include, but are not limited to, selling certain non-core assets (whose net proceeds would be used to repay a portion of outstanding Notes), new financings (including debt, equity-linked securities and equity offerings), an exchange offer with the holders of our Notes (the “Noteholders”), with or without exit consents to amend the terms of the indenture under which the Notes were issued (the “Indenture”), use of cash on hand and a combination of these options. We have been pursuing the sale of certain non-core assets, including certain of our television stations and real estate assets.  We expect to use the net proceeds of these asset sales to repay a portion of the Notes and, thereby deleverage our balance sheet. In connection with our recapitalization plan, we have initiated conversations with representatives of the Noteholders and the holders of the Series B preferred stock regarding these matters. However, we cannot assure you that we will be successful in our recapitalization efforts. We did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture on April 17, 2017 (April 17, 2017 being the payment date following the Saturday, April 15, 2017 maturity date). In addition, as of the date of the filing of our annual report on Form 10-K for the year ended December 31, 2016, we are in default of the security agreement covenant relating to deposit account control agreements and the related Indenture covenant regarding compliance with the security agreement due to the Company initiated transfer of cash balances from controlled accounts to non-controlled accounts, and we are in default under the Future Guarantors covenant of the Indenture (though we have delivered documentation to the Trustee to have the subsidiary become an additional guarantor of the Notes). The Notes will continue to earn interest after the maturity date.

In the event we are unsuccessful in these efforts and one or more Noteholders seek to exercise remedies against us or our assets, we may be required to seek protection under Chapter 11 of the Bankruptcy Code, among other things, in order to maximize the value of our company for all of our constituents.  While we believe that a Chapter 11 filing may create an avenue to successfully execute on our strategy, such a filing may also have several negative consequences to our business, including the costs and negative publicity that surrounds such a filing, reduced advertising revenue due to the uncertainty surrounding the filing, the potential need to sell assets (including the equity of our subsidiaries that own our FCC licenses) under distressed circumstances and the risk that we are unable to execute on a successful plan of reorganization.

The promissory note relating to the acquisition of the Miami studio building was paid on January 3, 2017

Management is responsible for evaluating whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related footnote disclosures, in accordance with the going concern accounting standard adopted in 2016.  Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our Notes, redeem or refinance our Series B preferred stock or finance future acquisitions negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

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

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For each of the years ended December 31, 2016 and 2015, we generated income from the recovery of previously recognized bad debt expense of $0.1 million and $0.3 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

(d)	Property and Equipment

Property and equipment, including capital leases, are stated at historical cost, less accumulated depreciation and amortization. We depreciate the cost of our property and equipment using the straight-line method over the respective estimated useful lives (see note 8). Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

Maintenance and repairs are charged to expense as incurred; improvements are capitalized. When items are retired or are otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are credited or charged to operating income.

(e)	Assets Held for Sale and for Exchange

Long lived assets or asset groups that have met the initial criteria to be classified as held for sale or exchange (disposal group) and have not yet been sold are measured at the lower of their carrying amount or fair value less cost to sell.  Long-lived asset classified as held for sale or exchange shall not be depreciated (amortized) while classified as held for sale or exchange. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale shall continue to be accrued.

(f)	Impairment or Disposal of Long-Lived Assets

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

(g)	FCC Broadcasting Licenses

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (“the Act”). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future. The weighted-average period before the next renewal of our FCC broadcasting licenses is 3.9 years.

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

During 2016, we initiated a change in accounting principle and changed the date of our annual impairment test for indefinite-lived intangible assets from December 31 to November 30. The change from year-end to such earlier date was preferable to Management to facilitate interactions with third party valuation specialists and in order to complete the year-end closing process in a more timely fashion.  Management has assessed that the change had no impact on the results of operations in 2016. Were this change in date implemented during 2015, it would have had no impact on the results of the 2015 impairment analysis.

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

We also consider additional market valuation approaches in assessing whether any impairment may exist at reporting units.

Based on consideration of these factors, during the year ended December 31, 2016, we determined that there were no impairments for this subject reporting unit. Any significant change in these factors will result in a modification of the key assumptions, which may result in an additional impairment.

(h)	Goodwill

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

During the years-ended December 31, 2016 and 2015, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing.  When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: limited trading volume; the impact of our television segment operating losses; and the significant voting control of our Chairman and Chief Executive Officer.

During 2016, we initiated a change in accounting principle and changed the date of our annual goodwill impairment test from December 31 to November 30. The change from year-end to such earlier date was preferable to Management to facilitate interactions with third party valuation specialists and in order to complete the year-end closing process in a more timely fashion.  Management has assessed that the change had no impact on the results of operations in 2016. Were this change in date implemented during 2015, it would have had no impact on the results of the 2015 impairment analysis.

(i)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable leases and agreements acquired. Gross other intangible assets total $2.5 million as of December 31, 2016 and 2015, respectively. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $0.1 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. Estimated amortization expense for the five years subsequent to December 31, 2016 is as follows (in thousands):

Year ending December 31:
2017	$96
2018	96
2019	96
2020	96
2021	96

(j)	Deferred Financing Costs

Deferred financing costs relates to our Notes (see note 10). Deferred financing costs are being amortized to interest expense over the term of the related debt using the effective interest method. During the first quarter of 2016, we adopted an accounting standard related to simplifying the presentation of debt issuance costs, which we have applied retrospectively.  This new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets. As a result of the adoption of this accounting standard, we have reclassified $4.5 million, previously included under the non-current asset caption deferred financing costs, net of accumulated amortization, to the non-current liability caption, 12.5% senior secured notes due 2017 as of December 31, 2015.  In 2016, the deferred financing costs of $1.1 million were presented as a reduction to the current liability caption, 12.5% senior secured notes due 2017, in accordance with the adopted standard.

(k)	Barter Transactions

Barter transactions represent advertising time exchanged for noncash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $7.4 million and $7.6 million for the years ended December 31, 2016 and 2015, respectively. Barter expense amounted to $6.9 million and $7.2 million for the years ended December 31, 2016 and 2015, respectively.

Unearned revenue consists of the excess of the aggregate fair value of goods or services received by us, over the aggregate fair value of advertising time delivered by us on certain barter customers.

(l)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less.

(m)	Income Taxes

We file a consolidated federal income tax return for substantially all of our domestic operations. We are also subject to foreign taxes on our Puerto Rico operations. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled and are respectively classified as noncurrent assets or noncurrent liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other noninterest expense, respectively (see note 15).

(n)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.2 million and $0.9 million in the years ended December 31, 2016 and 2015, respectively.

(o)	Contingent Liabilities

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

(p)	Use of Estimates

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

(q)	Concentration of Business and Credit Risks

Financial instruments that potentially subject us to concentrations of risk include primarily cash, trade receivables and financial instruments used in hedging activities (see notes 2(w) and 7). We place our cash with highly rated credit institutions. Although we try to limit the amount of credit exposure with any one financial institution, we do in the normal course of business maintain cash balances in excess of federally insured limits.

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Los Angeles, and Miami markets accounted for more than 60% of net revenue for the years ended December 31, 2016 and 2015. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(r)	Basic and Diluted Net Loss Per Common Share

Basic net loss per common share was computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net loss per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net loss applicable to common stockholders and the net loss per common share for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	2016	2015
Net loss	$(16,342)	$(26,955)
Basic and Diluted net loss per common stock	$(2.25)	$(3.71)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	2016	2015
Basic weighted average shares outstanding	$7,267	$7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	$7,267	$7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net loss per share because their impact is anti-dilutive	389	95

(s)	Fair Value Measurement

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

•	Level 3: inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
(t)	Share-Based Compensation Expense

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2016 and 2015 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

(u)	Leasing (Operating Leases)

We recognize rent expense for operating leases with periods of free rent (including construction periods), step rent provisions and escalation clauses on a straight line basis over the applicable lease term. We consider lease renewals in the useful life of related leasehold improvements when such renewals are reasonably assured. We take these provisions into account when calculating minimum aggregate rental commitments under noncancelable operating leases (see note 14). From time to time, we receive capital improvement funding from our lessors. These amounts are recorded as deferred liabilities and amortized over the remaining lease term as a reduction of rent expense.

(v)	Segment Reporting

Accounting standards establish the way public business enterprises report information about operating segments in annual financial statements and require those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We have two reportable segments: radio and television (see note 19).

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

We are accounting for our interest rate swap as cash flow hedge, which requires us to recognize our derivative instrument on the consolidated balance sheet at fair value. The related gain or loss on this instrument is deferred in stockholders’ deficit as a component of accumulated other comprehensive (loss) income. The deferred gain or loss on this transaction is recognized in income in the period in which the related item is being hedged and recognized in expense. However, to the extent that the change in value of the derivative contracts does not offset the change in the value of the underlying transaction being hedged, that ineffective portion is immediately recognized into income. We recognize gains and losses immediately when the underlying transaction settles. For cash flow hedges in which hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective cash flow hedge, we continue to carry the derivative instrument at its fair value on the consolidated balance sheet and recognize any subsequent changes in its fair value in earnings (change in fair value of derivative instrument). The interest rate swap expired in January 2017, subsequent to year end.

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

(y)	Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This new standard adds and amends SEC paragraphs pursuant to the SEC Staff Announcements which include the disclosure requirement of the impact that recently issued accounting standards will have on the financial statements when such standards are adopted in a future period. This update is effective immediately and its adoption will not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805). This new standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective prospectively for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Upon adoption, we will evaluate the accounting implications for any acquisitions we may enter into.

In October 2016, the FASB issued ASU No. 2016-16, —Income Taxes (Topic 740). This new standard improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The update is effective retrospectively for annual periods beginning after December 15, 2017 and in interim periods in that reporting period, with early adoption permitted. The Company is currently evaluating the effect the update will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230).  This new standard’s objective is to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective on a retrospective basis for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  We are currently evaluating the impact, if any, that these new standards will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This new standard’s objective is to simplify certain aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows. This update is effective on a prospective, retrospective, and modified retrospective basis for annual and interim periods beginning after December 15, 2016 with early adoption permitted.  The Company adopted this accounting standard update, effective January 1, 2017, and determined that there would not be a material impact on our consolidated financial statements as the Company does not have any off balance sheet NOLs to recognize upon adoption and continues to maintain a full valuation allowance against the deferred tax assets.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which is intended to make minor corrections and to improve and clarify the implementation guidance of Topic 606. The Company currently expects to adopt the new revenue standard in its first quarter of 2018 and continues to evaluate the method of adoption and the impact of the provisions on our financial position and results of operations, if any.  The company has since implemented an evaluation tool to assist it in clearly determining the risks, materiality and complexities associated with its multiple revenue streams.  Based on the Company’s on-going review, we continue to not expect this update to have a material impact on our financial position or results of operations; however, our initial assessment is subject to change.

(3)	Related Party Transaction – CEO Waiver of Performance Bonus

Pursuant to his Employment Agreement, our Chief Executive Officer (CEO) was entitled to receive a bonus for 2016 if the Company met certain performance metrics for the year.  Based on the Company’s performance, our CEO would have been entitled to receive a bonus in the amount of $750,000 for 2016 which was recorded as part of our corporate expenses.  Our CEO decided to waive his right to receive the bonus during the fourth quarter of 2016 and notified the Compensation Committee of such decision.  The Compensation Committee accepted our CEO’s waiver and the Company recognized a gain on forgiveness of related party liability of $750,000 which was recorded as a benefit to corporate expenses.

(4)	Asset Held for Sale

During 2016, the Company entered into listing agreements with brokers to sell two buildings and related improvements in New York City and Los Angeles. The two properties have been reclassified from land, building and building improvements, as well as furniture and fixtures to assets held for sale as these assets were approved for immediate sale in their present condition, are expected to be sold within one year and management is actively working to locate buyers for these buildings and related improvements . As of December 31, 2016, the land, buildings and related improvements had a net book value of $1.4 million.

(5)	Asset Exchange

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

The asset exchange was accounted for as a non-monetary exchange in accordance with ASC-845 Nonmonetary Transactions, as the Company did not acquire any significant processes to meet the definition of a business in accordance with ASC 805 Business Combinations. As the transaction involved significant monetary consideration, the Company recorded the exchange at fair value. The fair value of the assets received in the asset exchange was $2.9 million, as determined by an independent third party valuation. In addition, the Company paid $1.9 million in cash which we attribute to the value of the acquired television spectrum. Subsequently, we filed an application to participate and participated in the FCC’s Broadcast Television Spectrum Auction (the “Broadcast Incentive Auction”) with our Puerto Rico television stations to potentially generate cash proceeds.  As a result of the fair value assessment of the assets exchanged, the difference in exchanged fair values of $1.8 million was deemed attributable to the acquired television spectrum and was recorded on the balance sheet under FCC broadcasting licenses.  Based on the results of the Broadcast Incentive Auction we expect to realize the value of the acquired television spectrum.  See our Annual Report on Form 10-K under the caption “Recent Developments—FCC Broadcast Incentive Auction” for additional detail regarding the results of the Broadcast Incentive Auction.

The assets of WIOA-FM, WIOC-FM, and WZET-FM were classified as held for exchange at the carrying amount of the assets as of December 31, 2015 and were subsequently exchanged in 2016.

A summary of assets held for exchange as of December 31, 2015 is as follows (in thousands):

Property and equipment, net	$19
FCC broadcasting licenses	2,775
Assets held for exchange	$2,794

(6)	Impairment Charges and Restructuring Costs

During the years 2016 and 2015, we incurred impairment charges and restructuring costs of less than $(0.1) million and $0.5 million, respectively.  In 2015, we recorded a non-cash impairment loss of approximately $0.9 million that reduced the carrying amount of the San Francisco market FCC broadcasting license, while in 2016 we reversed the remaining portion, of less than $0.1 million, of the impairment charges and restructuring costs accrual related to the abandonment of previously leased office space and losses.

(7)	Derivative and Hedging Activity

At December 31, 2016 and 2015, our derivative financial instrument comprised of the following (in thousands):

Agreement	Fixed interest rate	Expiration date	2016 Notional amounts	2015 Notional amounts	2016 Fair value	2015 Fair value
Interest rate swap	6.31%	January 2017	$4,616	$4,922	17	220

On January 4, 2007, we entered into a ten-year interest rate swap agreement for the original notional principal amount of $7.7 million whereby we will pay a fixed interest rate of 6.31%, as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points. The interest rate swap amortization schedule is identical to the promissory note amortization schedule, which has an effective date of January 4, 2007, monthly notional reductions and an expiration date of January 4, 2017 (see note 11).

For each of the years ended December 31, 2016 and 2015, we reclassified from other comprehensive income to interest expense $0.2 and $0.3 million, respectively.  During the years ended December 31, 2016 and 2015, we recognized in other comprehensive income (loss), net of taxes- an unrealized gain on derivative instrument of $0.2 million.

(8)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015	Estimated useful lives
Land	$6,456	$7,306	—
Building and building improvements	22,161	36,721	7–20 years
Tower and antenna systems	5,986	5,978	10 years
Studio and technical equipment	25,416	24,938	5–10 years
Furniture and fixtures	4,819	4,946	5–10 years
Transmitter equipment	9,108	9,062	10 years
Leasehold improvements	2,781	2,772	1–20 years
Computer equipment and software	9,362	8,382	3–5 years
Other	2,052	1,945	3–5 years
	88,141	102,050
Less accumulated depreciation	(61,735)	(71,590)
	$26,406	$30,460

During the years ended December 31, 2016 and 2015, depreciation of property and equipment totaled $4.6 and $4.7 million, respectively.

(9)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2016 and 2015 consist of the following (in thousands):

	2016	2015
Accounts payable – trade	$1,774	$2,779
Accrued compensation and commissions	5,962	7,899
Accrued professional fees	1,038	1,622
Accrued step-up leases	284	213
Accrued income taxes	97	—
Other accrued expenses	3,578	4,039
	$12,733	$16,552

(10)	12.5% Senior Secured Notes Due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of our Notes, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering. The Notes matured on April 15, 2017.  Because we did not have sufficient cash on hand and did not generate sufficient cash from operations or asset sales, we did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date).  See note 2 elsewhere in these financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

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

The Additional Interest applicable fiscal periods were as follows:

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

Although for the Additional Interest applicable periods (1), (2), (3), (4), (5), (6), (7), (8) and (9) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). The final applicable period ended December 31, 2016 and the Company did not incur any Additional Interest.

(b)	Collateral and Ranking

The Notes and the guarantees are secured on a first-priority basis by a security interest in certain of the Company’s and the guarantors’ existing and future tangible and intangible assets (other than Excluded Assets (as defined in the Indenture)), which constitutes substantially all of the Company’s assets. The Notes and the guarantees are structurally subordinated to the obligations of our non-guarantor subsidiaries. The Notes and guarantees are senior to all of the Company’s and the guarantors’ existing and future unsecured indebtedness to the extent of the value of the collateral.

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 12 to the audited consolidated financial statements) currently prevents us from incurring any such additional debt.

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

As of December 31, 2016 and 2015, we were in compliance with all of our financial covenants under our Indenture. As of the date of the filing of our annual report on Form 10-K, we are in default of the covenant to repay the Notes at their maturity (which constitutes an event of default of the Indenture as we describe elsewhere), and we are in default of the security agreement covenant relating to deposit account control agreements and the related Indenture covenant regarding compliance with the security agreement due to the Company initiated transfer of cash balances from controlled accounts to non-controlled accounts. In addition, one of our subsidiaries had not become a guarantor when formed in 2013 as required by the Future Guarantor covenant of the Indenture and therefore we were in default of the indenture from the formation of the subsidiary until we subsequently submitted documentation to the Trustee to have the subsidiary become an additional guarantor in April 2017. The Notes will continue to earn interest after the maturity date.

(11)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	4,616	4,922
Less current portion	(4,616)	(306)
	$—	$4,616

On January 4, 2007, SBS, through its wholly owned subsidiary, SBS Miami Broadcast Center, Inc. (“SBS Miami Broadcast Center”), completed the acquisition of certain real property located in Miami-Dade County, Florida pursuant to the purchase and sale agreement, dated August 24, 2006, as amended on September 25, 2006, as further amended on October 25, 2006. In connection with the acquisition of the real property, on January 4, 2007, SBS Miami Broadcast Center, entered into a loan agreement (the “Loan Agreement”), a ten-year promissory note in the original principal amount of $7.7 million (the “Promissory Note”), and a Mortgage, Assignment of Rents and Security Agreement (the “Mortgage”) in favor of Wells Fargo (formerly Wachovia Bank). The Promissory Note carried an interest rate equal to one-month LIBOR plus 125 basis points and required monthly principal payments of $0.03 million with any unpaid balance due on its maturity date of January 4, 2017. The Promissory Note was secured by the real property and any related collateral. The Promissory Note was repaid on January 3, 2017.

Additionally, on January 4, 2007, SBS Miami Broadcast Center entered into an interest rate swap arrangement (the “Swap Agreement”) for the original notional principal amount of $7.7 million whereby it paid a fixed interest rate of 6.31% as compared to interest at a floating rate equal to one-month LIBOR plus 125 basis points on the Promissory Note. The interest rate swap amortization schedule was identical to the Promissory Note amortization schedule and expired on January 4, 2017.

(12)	10 3/4% Series A and B Cumulative Exchangeable Redeemable Preferred Stock

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

Holders of the Series B preferred stock have customary protective provisions. The Certificate of Designations contains covenants that, among other things, limit our ability to:  (i) pay dividends, purchase junior securities and make restricted investments other restricted payments; (ii) incur indebtedness, including refinancing indebtedness; (iii) merge or consolidate with other companies or transfer all or substantially all of our assets; and (iv) engage in transactions with affiliates. Upon a change of control, we will be required to make an offer to purchase these shares at a price of 101% of the aggregate liquidation preference of these shares plus accumulated and unpaid dividends to, but excluding the purchase date.

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

During the continuation of a Voting Rights Triggering Event, certain of the covenants summarized above become more restrictive by their terms including (i) a prohibition on our ability to incur additional indebtedness, (ii) restrictions on our ability to make restricted payments and (iii) restrictions on our ability to merge or consolidate with other companies or transfer all or substantially all of our assets. In addition, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors.  At our Annual Meeting of Stockholders in 2014, the holders of the Series B preferred stock nominated and elected Alan Miller and Gary Stone to serve as the Series B preferred stock directors who have remained on the board since then.

The Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock.  The terms of our Series B preferred stock require us, in the event of a change of control, to offer to repurchase all or a portion of a holder’s shares at an offer price in cash equal to 101% of the liquidation preference of the shares, plus an amount in cash equal to all accumulated and unpaid dividends on those shares up to but excluding the date of repurchase. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event or for repurchasing the shares in the event of a change of control. During the continuation of the Voting Rights Triggering Event, the Indenture governing our Notes prohibits us from paying dividends or from repurchasing the Series B preferred stock.

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

As of December 31, 2016, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $65.3 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

Going forward, the Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  During the years 2016 and 2015, we recorded $9.7 million as dividends on Series B preferred stock classified as interest expense.

(13)	Stockholders’ Equity
(a)	Series C Convertible Preferred Stock

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

In connection with the issuance of the Series C preferred stock, we entered into a Stockholder Agreement, dated October 5, 2004, with CBS Radio and Mr. Alarcón. Pursuant to the terms of the Stockholder Agreement, CBS Radio was given a right of first negotiation with respect to any radio station that we control in the New York and Miami markets after the date of such agreement. The negotiation right is required to stay open for a period of ten (10) business days. In addition, CBS Radio was also given a right to match any offer received by us with respect to any Miami radio station. Such matching right expired one year after the date of the Stockholder Agreement.

We are required to pay holders of Series C preferred stock dividends on parity with our Class A common stock and Class B common stock, and each other class or series of our capital stock created after December 23, 2004.  The Series C preferred stock holders have the same voting rights and powers as our Class A common stock on an as-converted basis, subject to certain adjustments. The Certificate of Designations for the Series C preferred stock does not contain a voting rights triggering event provision like the one found in the Certificate of Designations for the Series B preferred stock. Each holder of Series C preferred stock (i) has preemptive rights to purchase its pro rata share of any equity securities we may offer, subject to certain conditions, and (ii) may, at their option, convert each share of Series C preferred stock into two (2) shares of Class A common stock, subject to certain adjustments.

The terms of the Certificate of Designations for our Series C preferred stock limits our ability to (i) enter into transactions with affiliates and certain merger transactions and (ii) create or adopt any shareholders rights plan.

On August 8, 2016 CBS Radio entered into a Stock Purchase Agreement with us, AAA Trust and Mr. Alarcón (the “Stock Purchase Agreement”) to sell and assign its rights related to its 380,000 shares of Series C preferred stock to the AAA Trust for $3.8 million.  AAA Trust is a Florida trust, of which Mr. Alarcón is the trustee. Mr. Alarcón is also the beneficial owner of all the shares of Series C preferred stock held in the AAA Trust. Pursuant to the Stock Purchase Agreement, CBS Radio agreed to assign the rights under the registration rights agreement and Stockholder Agreement to the AAA Trust, which now holds such registration rights The parties closed on the Stock Purchase Agreement on August 18, 2016.

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

(c)	Share-Based Compensation Plans and Other Share Based Compensation

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

Other Share-Based Compensation

In February 2016, the Company issued options to purchase 75,000 shares of the Company’s Class A Common Stock to an individual as an inducement to his taking a position with the Company. The options vest over a three-year period and have a ten-year term commencing on their vesting dates.  If the employee is terminated without cause or resigns after a change in control, the options automatically vest. The grant was outside of the Company’s 2006 Omnibus Equity Compensation Plan in accordance the then applicable NASDAQ Stock Market rules.

Accounting for Share-Based Compensation

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2016 and 2015 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2016 and 2015, share-based compensation totaled $655 thousand and $9 thousand, respectively.

As of December 31, 2016, there was $0.2 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.  The cost is expected to be recognized over a weighted average period of approximately 0.8 years.

Accounting standards require that cash flows resulting from excess tax benefits be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the years ended December 31, 2016 and 2015, no stock options were exercised; therefore, no cash payments were received.  In addition, during the years ended December 31, 2016 and 2015, we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  The per share weighted average fair value of the stock options granted to employees during 2016 was $2.63.  The following weighted average assumptions were used for each respective period:

	2016	2015
Expected term	7	4
Dividends to common stockholders	None	None
Risk-free interest rate	1.45%	1.39%
Expected volatility	115.39	97.96

Our computation of expected volatility for the year ended December 31, 2016 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected term in 2016 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The information provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of December 31, 2016 and 2015, and changes during the years ended December 31, 2016 and 2015, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2014	121	22.74
Granted	25	6.48
Exercised	—	—
Forfeited	(18)	81.59
Outstanding at December 31, 2015	128	$11.25
Granted	315	3.06
Exercised	—	—
Forfeited	(35)	18.31
Outstanding at December 31, 2016	408	$4.32	$42,350	8.2
Exercisable at December 31, 2016	213	$5.48	$32,900	6.6

During the years 2016 and 2015, no stock options were exercised.

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2016 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 2.99	20	75	$2.68	$9.38	20	$1.52
3.00 - 4.99	153	120	3.21	8.60	153	3.30
5.00 - 9.99	20	—	7.50	3.32	20	7.50
10.00 - 47.90	20	—	24.03	1.45	20	24.03
	213	195	—	—	213	—

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period. As of December 31, 2016 and 2015, there were no nonvested shares outstanding, respectively.

(14)	Commitments
(a)	Leases

We lease office space and facilities and certain equipment under operating leases that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2016, future minimum lease payments under such leases are as follows (in thousands):

Operating
leases
Year ending December 31:
2017	2,967
2018	1,644
2019	1,271
2020	1,062
2021	951
Thereafter	5,475
Total minimum lease payments	$13,370

Subsequent to year end, December 31, 2016, the company entered in to additional lease commitments of $8.9 million for the years ended December 31, 2017 through 2032.  The total minimum lease payments will increase by $8.3 million, from $13.4 million to $21.7 million, as $0.6 million of  previously disclosed 2017 future minimum lease payments will be cancelled as part of entering into a new agreement.

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms.

Total rent expense for each of the years ended December 31, 2016 and 2015 amounted to $3.3 million.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2038. The future minimum rental income to be received under these agreements as of December 31, 2016 is as follows (in thousands):

Year ending December 31:
2017	$1,081
2018	811
2019	422
2020	162
2021	131
Thereafter	695
$3,302

(b)	Employment and Service Agreements

At December 31, 2016, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2021. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2017	$9,412
2018	6,623
2019	1,168
2020	519
2021	204
Thereafter	—
$17,926

Included in the future payments schedule is our Chief Executive Officer’s (“CEO”) employment agreement, which may expire on December 31, 2018. Our CEO’s annual base salary is $1.75 million, and he is eligible to receive a performance bonus of $750 thousand if the performance criteria are achieved for the year.  In addition, the Board of Directors may also award a discretionary bonus, as it deems appropriate.  During the year ended December 31, 2014, our CEO was awarded a retention bonus totaling $1.6 million, which was recorded in corporate expenses. The retention bonus was paid monthly over time of which $0.6 million was paid in 2015 and the remaining $0.5 million was paid in 2016.

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

At December 31, 2016, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others.

Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2017	$10,096
2018	7,362
2019	6,252
2020	5,848
2021	589
Thereafter	235
$30,382

(15)	Income Taxes

Total income tax expense (benefit), from continuing operations, for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Income tax expense (benefit)	$8,628	$11,225

For the years ended December 31, 2016 and 2015, (loss) income before income tax expense consists of the following (in thousands):

	2016	2015
U.S. operations	$(7,481)	$(14,078)
Foreign operations	(233)	(1,652)
	$(7,714)	$(15,730)

The components of the provision for income tax (benefit) expense from continuing operations included in the consolidated statements of operations are as follows for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Current:
Federal	$271	$—
State and local, net of federal income tax benefit	65	10
Foreign	300	298
	636	308

Deferred:
Federal	7,296	6,458
State and local, net of federal income tax benefit	696	2,126
Foreign	—	2,333
	7,992	10,917
Total income tax (benefit) expense, from continuing operations	$8,628	$11,225

For the year ended December 31, 2016 and 2015, approximately $3.1 million and $1.1 million of Puerto Rico net operating loss carry-forwards were utilized. For the year ended December 31, 2016 and 2015, $0.4 million and $0.8 million federal net operating loss carry-forwards were utilized.

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Federal and state net operating loss carryforwards	$116,227	$109,020
Foreign net operating loss carryforwards	11,354	12,506
FCC licenses	6,396	6,291
Allowance for doubtful accounts	1,017	1,133
Unearned revenue	373	333
AMT credit	1,248	1,120
Derivatives and hedging instruments	7	254
Property and equipment	3,253	2,056
Accrued foreign withholding	2,238	2,136
Straight-line expense adjustments	—	31
Accrued restructuring	—	11
Production costs	11,123	11,535
Stock-based compensation	345	1,649
Intercompany expenses	4,830	3,624
Accrued Vacation/Bonus/Payroll	950	1,067
Other	1,676	1,620
Total gross deferred tax assets	161,037	154,386
Less valuation allowance	(158,081)	(151,273)
Net deferred tax assets	2,956	3,113
Deferred tax liabilities:
FCC licenses and goodwill	108,327	100,421
Total gross deferred tax liabilities	108,327	100,421
Net deferred tax liability	$105,371	$97,308

The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $6.8 million and an increase of $8.3 million, respectively. The valuation allowance at 2016 and 2015 was primarily related to domestic and foreign net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. In 2016, the overall increase in valuation allowance was primarily due to NOLs generated during the current year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2016, the valuation allowance is comprised of $134.1 million in the US and $24.0 million in Puerto Rico. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2016, we have federal and state net operating loss carry-forwards of approximately $280.0 million and $273.7 million, respectively. These net operating loss carry-forwards are available to offset future taxable income and expire from the years 2017 through 2036. In addition, at December 31, 2016, we have foreign net operating loss carry-forwards of approximately $32.1 million available to offset future taxable income expiring from the years 2017 through 2024.

In November 2015, the Financial Accounting Standards Board issued accounting standard update, ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. This standard was required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, with early adoption permitted. The Company retroactively adopted the accounting standard in the beginning of the fourth quarter of 2015, and the adoption had no material impact on the consolidated financial position of the Company.

Total income tax expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% for the years ended December 31, 2016 and 2015, as a result of the following:

	2016	2015
Computed “expected” tax (benefit) expense	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	3.0	(1.8)
Foreign tax differential	(1.6)	(1.3)
Current year change in valuation allowance	92.2	53.2
Nondeductible expenses	10.5	2.8
Nondeductible interest expense	44.2	21.7
Change in effective rate	(9.4)	5.3
Return to provision	1.7	23.5
Other	6.3	3.0
	111.9%	71.4%

The return to provision adjustment booked in 2015 relates to non-deductible interest expense, which has no impact on the operating statement due to a full valuation allowance.  The adjustment decreased the NOL DTA and decreased the corresponding valuation allowance.

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2010 through 2016. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2012 through 2016.

For the years ended December 31, 2016 and 2015, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2010 through December 31, 2016, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2016. We do not expect any unrecognized tax benefits to significantly change over the next twelve months.

(16)	Contingencies

Local Tax Assessment

The company has received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,439,452 in underpaid tax, applicable interest and penalties.  The Company disagrees with the assessment and related calculations and has developed a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $391,000, based upon our current best estimate of probable loss, was charged to operations in the accompanying financial statements. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

(17)	Litigation

From time to time, we are involved in various routine legal and administrative proceedings and litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. In recent years, we have been subject to administrative proceedings and lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, wage-hour and employment discrimination matters. In the opinion of management, such litigation is not likely to have a material adverse effect on our business, operating results or financial condition.

Gutierrez-Ortiz Lawsuit

We are a defendant in Aida Ivette Gutiérrez Ortiz et al. v. Municipio Autónomo de Bayamón, et al., a lawsuit involving the death of a man who was shot and killed at a concert co-promoted by us. Plaintiffs allege that we were negligent because we did not provide the necessary security to prevent the entry of firearms in the concert venue or its surrounding areas. Plaintiffs also allege we did not provide the necessary measures to control allege that we were negligent because we failed to provide the necessary medical assistance to aid the victim. Plaintiffs are seeking an estimated $3.5 million as indemnity. We intend to defend our self vigorously against this claim. At this stage, an estimate of loss cannot be made, however, we believe we have good defenses and it is not probable that the outcome of the litigation will result in a material loss or liability to us.

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

The fair value of the Notes is estimated using market quotes from a major financial institution taking into consideration the most recent activity and are considered Level 2 measurements within the fair value hierarchy.  The fair value of the Series B cumulative exchangeable redeemable preferred stock was based upon a weighted average analysis using the Black-Scholes method, an income approach, and the yield method resulting in a Level 3 classification.  The Black-Scholes method utilized an estimate of the fair value of the SBS equity, volatility, an estimate of the time to liquidity, and a risk free rate in the determination of the SBS preferred fair value.  Key assumptions for the income and yield methods included the expected yield on preferred stock, accrued dividends, the principal amount of the Series B preferred stock, and an estimate of the time to liquidity.  A discount for lack of marketability of the preferred stock was also utilized in the analysis. The fair value of the Series B cumulative exchangeable redeemable preferred stock may be impacted by the Company’s ability to monetize certain non-core assets to generate cash proceeds which we could use to repay, refinance and/or restructure our short term obligations, as well as its ability to be able to successfully recapitalize its balance sheet.

The estimated fair values of our financial instruments are as follows (in millions):

		December 31,
		2016		2015
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	275.5	$275.0	281.2
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	155.8	60.5	146.1	60.1
Promissory note payable, included in other long-term debt	Level 3	4.6	4.7	4.9	4.2

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates. The Notes traded at approximately 100.19% at year- end 2016 and were trading at 100.04% on March 31, 2017; however, there can be no guarantees that the Notes will continue trading above their carrying amount.

From time to time, certain assets or liabilities may be recorded at fair value on a non-recurring basis.

During the third quarter 2015, the Company determined there was an impairment of its San Francisco market FCC Broadcasting license. A non-cash impairment loss of $0.9 million was recorded to reduce the carrying value of this license to its fair value (Level 3 non-recurring fair value measure).  Key assumptions used in the discounted cash flow method used to arrive at the fair value were: 1.5% revenue growth rate, 3.9% market revenue shares at maturity, 33.4% operating income margin at maturity, and a 10.0% discount rate. At December 31, 2015 the fair value of this license exceeded its carrying value  There were no FCC Broadcasting license impairments in 2016..

(b)	Fair Value of Derivative Instruments

The following tables represent required quantitative disclosures regarding fair values of our derivative instruments (in thousands).

		Fair value measurements at December 31, 2016
		Liabilities
Description	December 31, 2016 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$17	—	17	—

		Fair value measurements at December 31, 2015
		Liabilities
Description	December 31, 2015 carrying value and balance sheet location of derivative instruments	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative designated as a cash flow hedging instrument:
Interest rate swap liability	$220	—	220	—

The interest rate swap fair value is derived from the present value of the difference in cash flows based on the forward-looking LIBOR yield curve rates, as compared to our fixed rate applied to the hedged amount through the term of the agreement, less adjustments for credit risk.  The current period gain was offset by an intra-period allocation of the income tax expense of $85 thousand between continuing operations and other comprehensive income.

	December 31,
Interest rate swap:	2016	2015
Gain recognized in other comprehensive loss (effective portion)	$118	188

(19)	Segment Data

The following summary table presents separate financial data for each of our operating segments. The accounting applied to determine the segment information are generally the same as those described in the summary of significant accounting polices (see note 2(v)). We evaluate the performance of our operating segments based on separate financial data for each operating segment as provided below (in thousands):

	Year Ended
	December 31,
	2016	2015
Net revenue:
Radio	$129,544	$133,624
Television	15,075	13,275
Consolidated	$144,619	$146,899
Engineering and programming expenses:
Radio	$23,514	$23,101
Television	7,598	7,660
Consolidated	$31,112	$30,761
Selling, general and administrative expenses:
Radio	$49,418	$60,706
Television	6,688	5,868
Consolidated	$56,106	$66,574
Corporate expenses:	$10,588	$10,462
Depreciation and amortization:
Radio	$1,905	$1,813
Television	2,378	2,621
Corporate	409	368
Consolidated	$4,692	$4,802
(Gain) loss on the disposal of assets, net:
Radio	$(11)	$(78)
Television	—	2
Corporate	—	(11)
Consolidated	$(11)	$(87)
Impairment charges and restructuring costs:
Radio	$—	$925
Television	—	—
Corporate	(37)	(389)
Consolidated	$(37)	$536
Operating income (loss):
Radio	$54,718	$47,157
Television	(1,589)	(2,876)
Corporate	(10,960)	(10,430)
Consolidated	$42,169	$33,851
Capital expenditures:
Radio	$1,421	$1,316
Television	539	805
Corporate	242	351
Consolidated	$2,202	$2,472

	December 31,	December 31,
	2016	2015
Total Assets:
Radio	$391,817	$392,926
Television	56,554	51,388
Corporate	2,519	2,895
Consolidated	$450,890	$447,209

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Financial Statement Schedule – Valuation and Qualifying Accounts

Years Ended December 31, 2016 and 2015

(In thousands)

	Balance at	Charged to	Charged
	beginning of	cost and	to other			Balance at
Description	year	expense	accounts		Deductions (1)	end of year
Year ended December 31, 2015:
Allowance for doubtful accounts	$2,322	(343)	(248)	(2)	300	1,431
Valuation allowance on deferred taxes	142,957	8,316	—		—	151,273
Year ended December 31, 2016:
Allowance for doubtful accounts	$1,431	(51)	—		635	745
Valuation allowance on deferred taxes	151,273	4,718	85		—	156,076

(1)	Cash write-offs, net of recoveries.
(2)	Amount monetized through acquisition of programming assets.

See accompanying report of independent registered public accounting firm.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2017.

Spanish Broadcasting System, Inc.

By:	/s/ Raúl Alarcón
Name: Raúl Alarcón
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 19, 2017.

Signature

/s/ Raúl Alarcón	Chairman of the Board of Directors, Chief Executive
Raúl Alarcón	Officer and President (principal executive officer)

/s/ Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer, Chief Administration Officer and Secretary
Joseph A. García	(principal financial and accounting officer)

/s/ Manuel E. Machado
Manuel E. Machado	Director

/s/ Alan B. Miller
Alan B. Miller	Director

/s/ Jason L. Shrinsky
Jason L. Shrinsky	Director

/s/ Gary Stone
Gary Stone	Director

/s/ José A. Villamil
José A. Villamil	Director

/s/ Mitchell A. Yelen
Mitchell A. Yelen	Director

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date
3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc
	Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99
3.2	Certificate of Amendment to the Third Amended and Restated
	Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99
3.3	Certificate of Amendment of Certificate of Incorporation of
	Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11
3.4	Amended and Restated By-Laws of the Company.		10-Q	03/31/05	3.3	5/10/05
4.1	Article V of the Third Amended and Restated Certificate of
	Incorporation of the Company.		S-1/A		4.1	10/6/99
4.2	Certificate of Designations dated October 29, 2003 Setting Forth
	the Voting Power, Preferences and Relative, Participating, Optional
	and Other Special Rights and Qualifications, Limitations and
	Restrictions of the 10 3/4% Series A Cumulative Exchangeable
	Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03
4.3	Certificate of Designation Setting Forth the Voting Power,
	Preferences and Relative, Participating, Optional and Other Special
	Rights and Qualifications, Limitations and Restrictions of the
	Series C Convertible Preferred Stock of the Company (Certificate
	of Designation of Series C Preferred Stock).		8-K		4.1	12/27/04
4.4	Certificate of Correction to Certificate of Designation of Series C
	Preferred Stock of the Company.		10-K	12/31/04	4.1	3/16/05
4.5	Senior Secured Notes Indenture, dated as of February 7, 2012,
	between Spanish Broadcasting System, Inc. and Wilmington
	Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12
10.1*	Common Stock Registration Rights and Stockholders Agreement
	dated as of June 29, 1994 among the Company and certain
	Management Stockholders named therein.		S-4			6/29/94
10.2*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.4	10/6/99
10.3*	Spanish Broadcasting System 1999 Company Stock Option
	Plan for Nonemployee Directors.		S-1/A		10.4	10/6/99
10.4*	Form of Indemnification Agreement		S-1/A		10.35	10/26/99
10.5*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02
10.6*	Company’s 1999 Stock Option Plan for Non-Employee Directors
	as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02
10.7*	Stock Option Agreement dated as of October 29, 2002 between
	the Company and Raúl Alarcón, Jr.		10-Q	9/30/02	10.2	11/13/02
10.8*	Nonqualified Stock Option Agreement dated October 27, 2003
	between the Company and Raúl Alarcón, Jr.		10-K	12/31/03	10.8	3/15/04
10.9*	Non-Qualified Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.1	5/10/04
10.10*	Incentive Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.2	5/10/04
10.11*	Stock Option Letter Agreement dated as of July 2, 2004
	between the Company and Jose Antonio Villamil.		10-Q	6/30/04	10.2	8/9/04

10.12	Merger Agreement dated as of October 5, 2004 among Infinity
	Media Corporation, Infinity Broadcasting Corporation of
	San Francisco, Spanish Broadcasting System, Inc. and
	SBS Bay Area, LLC.	8-K		10.1	10/12/04
10.13	Stockholder Agreement dated as of October 5, 2004 among Spanish
	Broadcasting System, Inc., Infinity Media Corporation and Raúl
	Alarcón, Jr.	8-K		10.2	10/12/04
10.14	Registration Rights Agreement dated as of December 23, 2004
	between Spanish Broadcasting System, Inc. and
	Infinity Media Corporation.	8-K		4.3	12/27/04
10.15*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Jason Shrinsky.	10-Q	3/31/05	10.1	5/10/05
10.16*	Nonqualified Stock Option Agreement, dated as of July 11, 2003
	between the Company and Joseph A. García.	10-Q	3/31/05	10.2	5/10/05
10.17*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity
	Compensation Plan.	10-Q	6/30/06	10.2	8/8/06
10.18	Agreement for Purchase and Sale dated August 24, 2006, by and
	between 7007 Palmetto Investments, LLC and the Company.	8-K		10.1	10/30/06
10.19	Amendment to Purchase and Sale dated September 25, 2006, by
	and between 7007 Palmetto Investments, LLC and the Company.	8-K		10.2	10/30/06
10.20	Second Amendment dated October 25, 2006, by and between 7007
	Palmetto Investments, LLC and the Company.	8-K		10.3	10/30/06
10.21	Assignment and Assumption Agreement dated October 25, 2006, by
	and between the Company and SBS Miami Broadcast Center, Inc.	8-K		10.4	10/30/06
10.22	Loan Agreement dated January 4, 2007, by and between Wachovia
	Bank, National Association and SBS Miami Broadcast Center.	8-K		10.1	1/10/07
10.23	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast
	Center in favor of Wachovia.	8-K		10.2	1/10/07
10.24	Mortgage, Assignment of Rents and Security Agreement dated
	January 4, 2007, by and between Wachovia
	and SBS Miami Broadcast Center.	8-K		10.3	1/10/07
10.25	Unconditional Guaranty dated January 4, 2007, by Spanish
	Broadcasting System, Inc. in favor of Wachovia.	8-K		10.4	1/10/07
10.26*	Restricted Stock Grant, dated as of March 10, 2007 to
	Raúl Alarcón, Jr.	10-K	12/31/06	10.1	3/16/07
10.27*	Stock Option Agreement dated as of October 1, 2007 between the
	Company and Mitchell A. Yelen.	10-Q	9/30/07	10.2	11/11/07
10.28*	Amended and Restated Employment Agreement dated as of August 4,
	2008, by and between the Company and Joseph A. García.	8-K		10.1	8/8/08
10.29*	Stock Option Agreement dated as of June 3, 2010 between the
	Company and Manuel E. Machado.	10-Q	6/30/10	10.1	8/13/10
10.30*	Amendment to Employment Agreement dated April 19, 2011 by and
	between the Company and Joseph A. Garcia.	10-Q	6/30/11	10.1	8/12/11
10.31*	Employment Agreement dated June 5, 2014, by and between the
	Company and Raúl Alarcón, Jr.	8-K		10.1	6/11/14
10.32*	Stock Option Agreement dated as of February 24, 2016 between the Company and Raúl A. Alarcón.	10-K	12/31/2016	10.32	4/19/17
10.33*	Stock Option Agreement dated as of February 24, 2016 between the Company and Joseph A. García.	10-K	12/31/2016	10.32	4/19/17
10.34*	Stock Option Agreement dated as of February 24, 2016 between the Company and Manuel E. Machado.	10-K	12/31/2016	10.32	4/19/17
10.35*	Stock Option Agreement dated as of February 24, 2016 between the Company and Jason L. Shrinsky.	10-K	12/31/2016	10.32	4/19/17
10.36*	Stock Option Agreement dated as of February 24, 2016 between the Company and José A. Villamil.	10-K	12/31/2016	10.32	4/19/17

10.37*	Stock Option Agreement dated as of February 24, 2016 between the Company and Mitchell A. Yelen.		10-K	12/31/2016	10.32	4/19/17
14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09
21.1	List of Subsidiaries of the Company.	X
23.1	Consent of Crowe Horwath.	X
24.1	Power of Attorney (included on the signature page of this Annual
	Report on Form 10-K).	X
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.