Form 10-Q
period 2017-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2017-05-22
CIK 927720

Y BC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 17, 2017, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization plan, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the SEC. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. These risks and uncertainties include the following factors:

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

•	Changes in government regulation; and
•	Other risk factors discussed under “Item 1A. Risk Factors.”

We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
Assets	2017	2016

Current assets:
Cash and cash equivalents	$30,191	$23,835
Receivables:
Trade	27,162	32,952
Barter	255	270
	27,417	33,222
Less allowance for doubtful accounts	860	745
Net receivables	26,557	32,477
Prepaid expenses and other current assets	7,275	6,597
Total current assets	64,023	62,909
Property and equipment, net of accumulated depreciation of $62,672 in 2017 and $61,735 in 2016	25,533	26,406
FCC broadcasting licenses	322,197	323,961
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,140 in 2017 and $1,116 in 2016	1,408	1,432
Assets held for sale	3,141	1,377
Deferred tax assets	1,573	1,615
Other assets	449	384
Total assets	$451,130	$450,890
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$14,220	$12,733
Accrued interest	15,862	7,290
Unearned revenue	754	1,325
Other liabilities	3	4
Current portion of 12.5% senior secured notes due 2017, net of unamortized discount of $91 in 2017 and $629 in 2016 and net of deferred financing costs of $285 in 2017 and $1,138 in 2016.	274,624	273,233
Current portion of other long-term debt	—	4,616
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at March 31, 2017 and December 31, 2016 and $67,732 and $65,299 of dividends payable as of March 31, 2017 and December 31, 2016, respectively.	158,281	155,848
Total current liabilities	463,744	455,049
Other liabilities, less current portion	3,108	2,955
Derivative instruments	—	17
Deferred income taxes	109,144	106,986
Total liabilities	575,996	565,007
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	526,078	525,999
Accumulated other comprehensive loss, net	(92)	(102)
Accumulated deficit	(650,856)	(640,018)
Total stockholders’ deficit	(124,866)	(114,117)
Total liabilities and stockholders’ deficit	$451,130	$450,890

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended
	March 31,
	2017	2016
Net revenue	$31,350	$31,613
Operating expenses:
Engineering and programming	8,617	8,162
Selling, general and administrative	14,487	15,455
Corporate expenses	2,444	2,993
Depreciation and amortization	1,132	1,250
Total operating expenses	26,680	27,860
(Gain) loss on the disposal of assets	(1)	(3)
Recapitalization costs	826	—
Operating income	3,845	3,756
Other (expense) income:
Interest expense, net	(9,987)	(10,036)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Loss before income taxes	(8,575)	(8,713)
Income tax expense	2,263	2,603
Net loss	$(10,838)	$(11,316)
Basic and Diluted net loss per common share	$(1.49)	$(1.56)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267
Net loss	$(10,838)	$(11,316)
Other comprehensive income, net of taxes	10	45
Total comprehensive loss	$(10,828)	$(11,271)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Three-Months Ended March 31, 2017

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders'
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2016	380,000	$4	4,166,991	$—	2,340,353	$—	$525,999	$(102)	$(640,018)	$(114,117)
Net loss	—	—	—	—	—	—	—	—	(10,838)	(10,838)
Stock-based compensation	—	—	—	—	—	—	79	—	—	79
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	10	—	10
Balance at March 31, 2017	380,000	$4	4,166,991	$—	2,340,353	$—	$526,078	$(92)	$(650,856)	$(124,866)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three-Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,838)	$(11,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	2,433	2,433
(Gain) loss on the disposal of assets	(1)	(3)
Stock-based compensation	79	383
Depreciation and amortization	1,132	1,250
Net barter (income) loss	(99)	(76)
Provision for trade doubtful accounts	98	3
Amortization of deferred financing costs	853	847
Amortization of original issued discount	538	471
Deferred income taxes	2,207	2,218
Unearned revenue-barter	(457)	139
Changes in operating assets and liabilities:
Trade receivables	5,627	5,800
Prepaid expenses and other current assets	(498)	(1,328)
Other assets	(65)	35
Accounts payable and accrued expenses	1,448	965
Accrued interest	8,572	8,642
Other liabilities	152	50
Net cash provided by operating activities	11,181	10,513
Cash flows from investing activities:
Purchases of property and equipment	(276)	(577)
Proceeds from the sale of property and equipment	67	—
Cash payment related to station exchange	—	(1,897)
Net cash used in investing activities	(209)	(2,474)
Cash flows from financing activities:
Payments of other debt	(4,616)	(77)
Net cash used in financing activities	(4,616)	(77)
Net increase in cash and cash equivalents	6,356	7,962
Cash and cash equivalents at beginning of period	23,835	19,443
Cash and cash equivalents at end of period	$30,191	$27,405
Supplemental cash flows information:
Interest paid	$5	$79
Income tax paid	$14	$—
Noncash investing and financing activities:
Nonmonetary asset exchange	$—	$2,794
Unrealized gain on derivative instruments	$10	$45

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three-month periods ended March 31, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2017 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2017 are not necessarily indicative of the results for the entire year ending December 31, 2017, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2017 and December 31, 2016, we had a working capital deficit due primarily to the classification of our 10¾ %Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

As discussed in Note 8, the Notes matured on April 15, 2017. Cash from operations or the sale of assets were not sufficient to repay the Notes when they became due. We are working with a team of financial and legal advisors in evaluating all options available to us in executing a comprehensive recapitalization plan. These options, include, but are not limited to, selling certain non-core assets (whose net proceeds would be used to repay a portion of outstanding Notes), new financings (including debt, equity-linked securities and equity offerings), an exchange offer with the holders of our Notes (the “Noteholders”), with or without exit consents to amend the terms of the indenture under which the Notes were issued (the “Indenture”), use of cash on hand and a combination of these options. We have been pursuing the sale of certain non-core assets, including certain of our television stations and real estate assets. We expect to use the net proceeds of these asset sales to repay a portion of the Notes and, thereby deleverage our balance sheet. In connection with our recapitalization plan, we continue conversations with representatives of the Noteholders and the holders of the Series B preferred stock regarding these matters. However, we cannot assure you that we will be successful in our recapitalization efforts. We did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture on April 17, 2017 (April 17, 2017 being the payment date following the Saturday, April 15, 2017 maturity date). In addition, as of the date of the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, we are in default under the Future Guarantors covenant of the Indenture (though we have delivered documentation to the Trustee to have the subsidiary become an additional guarantor of the Notes). On April 17, 2017, we made the interest payment due on the Notes. The Notes will continue to earn interest at the current rate of 12.5% per year after the maturity date but we are not required to pay any default interest under the Indenture. As further described in Note 12, the Company on May 8, 2017 entered into a forbearance agreement with an ad hoc group of more than 75.1% of the Notes. Pursuant to the Forbearance Agreement (as described below), the Supporting Holders (as described below) agreed to forbear from exercising any of their rights and remedies under the Indenture under which the Notes were issued, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any Event of Termination (as defined in the Forbearance Agreement) and (b) May 31, 2017 at 12:01 a.m. New York City time. In the event the Forbearance Agreement expires or is not extended, one or more Noteholders may seek to exercise various remedies against us, including foreclosing on our assets that constitute collateral under the Indenture. As of May 17, 2017, the Company has made all of the payments required to be made under the Forbearance Agreement.  The interest payment that is accruing for the period from May 16, 2017 through June 15, 2017 is due on June 15, 2017.

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

The promissory note relating to the acquisition of the Miami studio building was paid on January 3, 2017.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is required to be applied prospectively and will be effective for annual or interim impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted. We have evaluated the impact and determined that applying this new standard will not have a material impact on our financial position, results of operations and disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, – Income Taxes (Topic 740). This new standard improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The update is effective retrospectively for annual periods beginning after December 15, 2017 and in interim periods in that reporting period, with early adoption permitted. The Company is currently evaluating the effect the update will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718).  This new standard’s objective is to simplify certain aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, and (iii) classification on the statement of cash flows. This update is effective on a prospective, retrospective, and modified retrospective basis for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this accounting standard update, effective January 1, 2017, and determined that there was no material impact on the consolidated financial statements.

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

On August 8, 2016 CBS Radio entered into a Stock Purchase Agreement with the Company, AAA Trust and Mr. Alarcón (the “Stock Purchase Agreement”) to sell and assign its rights related to its 380,000 shares of Series C preferred stock to the AAA Trust for $3.8 million.  AAA Trust is a Florida trust, of which Mr. Alarcón is the trustee.  Pursuant to the Stock Purchase Agreement, CBS

Radio has agreed to assign the rights under the registration rights agreement and Stockholder Agreement to AAA Trust, which now holds such registration rights.  The parties closed on the Stock Purchase Agreement on August 18, 2016.

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

(d) Stock Options and Nonvested Share Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as March 31, 2017 and December 31, 2016, and changes during the quarter ended March 31, 2017, is presented below (in thousands, except per share data and contractual life):

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2016	408	$4.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2017	408	$4.32	$-	7.9
Exercisable at March 31, 2017	238	$5.21	$-	6.7

The following table summarizes information about our stock options outstanding and exercisable at March 31, 2017 (in thousands, except per share data and contractual life):

	Outstanding				Exercisable
				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 2.99	45	50	$2.68	9.1	45	$2.33
$3.00 - 4.99	153	120	3.21	8.4	153	3.30
$5.00 - 9.99	20	-	7.50	3.1	20	7.50
$10.00 - 49.99	20	-	24.03	1.2	20	24.03
	238	170	$4.32	7.9	238	$5.21

As of March 31, 2017, there was $0.1 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.  The cost is expected to be recognized over a weighted average period of approximately 0.9 years.

(e) Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss is comprised of accumulated gains and losses on a derivative instrument (interest rate swap) that qualifies for cash flow hedge treatment. Our total comprehensive loss consists of our net loss and a gain on our interest rate swap for the respective periods. The gain on the interest rate swap is shown net of taxes; however, there is no tax effect as a result of a full deferred tax asset valuation allowance related to the interest rate swap. The interest rate swap expired on January 3, 2017.

For the three-months ended March 31, 2017 and 2016, we reclassified from other comprehensive loss to interest expense less than $0.1 million and $0.1 million, respectively.  During the three-months ended March 31, 2017 and 2016, we recognized in other comprehensive income, net of taxes, an unrealized gain on derivative instrument of approximately $10 thousand and $45 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three-Months Ended
	March 31,
	2017	2016
Basic weighted average shares outstanding	7,267	7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	401	433

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2017	2016
Net revenue:
Radio	$28,224	$28,525
Television	3,126	3,088
Consolidated	$31,350	$31,613
Engineering and programming expenses:
Radio	$6,199	$6,032
Television	2,418	2,130
Consolidated	$8,617	$8,162
Selling, general and administrative expenses:
Radio	$13,136	$13,476
Television	1,351	1,979
Consolidated	$14,487	$15,455
Corporate expenses:	$2,444	$2,993
Depreciation and amortization:
Radio	$476	$488
Television	559	663
Corporate	97	99
Consolidated	$1,132	$1,250
(Gain) loss on the disposal of assets, net:
Radio	$—	$(3)
Television	(1)	—
Corporate	—	—
Consolidated	$(1)	$(3)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	826	—
Consolidated	$826	$—
Operating income (loss):
Radio	$8,413	$8,532
Television	(1,201)	(1,684)
Corporate	(3,367)	(3,092)
Consolidated	$3,845	$3,756
Capital expenditures:
Radio	$202	$382
Television	23	94
Corporate	51	101
Consolidated	$276	$577

	March 31,	December 31,
	2017	2016
Total Assets:
Radio	$392,838	$391,817
Television	55,562	56,554
Corporate	2,730	2,519
Consolidated	$451,130	$450,890

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, due to the full valuation allowance on the Company’s deferred tax assets, other than the net operating loss carryforwards of our U.S. Licensing companies and the U.S. AMT tax credits. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses reported through Q1 2017, management has not changed its valuation allowance position as of March 31, 2017, from December 31, 2016.

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates primarily due to the tax amortization on certain indefinite-lived intangible assets that do not have any valuation allowance and the continued losses that cannot be realized due to the full valuation allowance.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2013 through 2016.   The tax years that remain subject to assessment of additional liabilities by state, local, and Puerto Rico tax authorities are 2012 through 2016.

From time to time, we continue to be subject to state income tax audits, including an active audit by a State tax authority (the “State”) for the income tax years from December 31, 2010 through 2013.  The audit is in the preliminary stages; however, based on the company’s history of audits with the state, we do not anticipate any material tax impact, and thus have not set up a reserve.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2017 and December 31, 2016.

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

Local Tax Assessment

The company has received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,439,452 in underpaid tax, applicable interest and penalties.  The Company disagrees with the assessment and related calculations but is developing a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $391,000, based upon our current best estimate of probable loss, was charged to operations in 2016. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

Gutierrez-Ortiz Lawsuit

We are a defendant in Aida Ivette Gutiérrez Ortiz et al. v. Municipio Autónomo de Bayamón, et al., a lawsuit involving the death of a man who was shot and killed at a concert co-promoted by us. Plaintiffs allege that we were negligent because we did not provide the necessary security to prevent the entry of firearms in the concert venue or its surrounding areas. Plaintiffs also allege we did not provide the necessary measures to control the venue and allege that we were negligent because we failed to provide the necessary medical assistance to aid the victim. Plaintiffs are seeking an estimated $3.5 million as indemnity. We intend to defend our self vigorously against this claim. At this stage, an estimate of loss cannot be made, however, we believe we have good defenses and it is not probable that the outcome of the litigation will result in a material loss or liability to us.

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

The fair value of the Series B Preferred Stock may be impacted by the potential monetization of non-core assets used to generate cash proceeds which the Company could use to repay, refinance and/or restructure its short term obligations, as well as its ability to be able to successfully recapitalize its balance sheet.

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes due 2017	Level 2	$275.0	275.1	$275.0	275.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	158.3	49.0	155.8	60.5
Promissory note payable	Level 3	0.0	0.0	4.6	4.7

8. 12.5% Senior Secured Notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of our Notes, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering. The Notes matured on April 15, 2017. Because we did not have sufficient cash on hand and did not generate sufficient cash from operations or asset sales, we did not repay the Notes at their maturity on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date), as a result the Company was in default of the covenant to repay the Notes at their maturity (which constitutes an event of default under the Indenture). See Note 1 elsewhere in these notes to the financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

In addition, the Company was also in default of the security agreement covenant relating to deposit account control agreements and the related Indenture covenant regarding compliance with the security agreement due to the Company initiated transfer of cash balances from controlled accounts to non-controlled accounts. This default has subsequently been cured.  In addition, one of our limited liability companies had not become a guarantor when formed in 2013, as required by the Future Guarantor covenant of the Indenture and therefore we were in default of the Indenture from the formation of the limited liability company until we subsequently submitted documentation to the Trustee to have the limited liability company become an additional guarantor in April 2017.  We are required to amend the limited liability operating agreement to permit the trustee to more adequately perfect its security interest in the equity of the company.  We are in the process of making that amendment.

On April 17, 2017 the Company timely made the interest payment due on the Notes. The Notes will continue to earn interest at the current rate of 12.5% per year after the maturity date. As further described in Note 12, on May 8, 2017, the Company entered into a forbearance agreement with an ad hoc group of more than 75.1% of the Notes. As of May 17, 2017, the Company had made all of the payments required to be made under the Forbearance Agreement.  The interest payment that is accruing for the period from May 16, 2017 through June 15, 2017 is due on June 15, 2017.

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

Although for the Additional Interest applicable periods (1), (2), (3), (4), (5), (6), (7), (8) and (9) our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for those respective periods (as defined in the Indenture). The final applicable period ended December 31, 2016 and the Company did not incur any Additional Interest. Because the Company did not repay the Notes at maturity, they will continue to earn interest at the current rate of 12.5% per year after their maturity. The Company timely made the interest payment due on the Notes on April 17, 2017.

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

As of March 31, 2017, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $67.7 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

10. Asset Exchange

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

The asset exchange is being accounted for as a non-monetary exchange in accordance with ASC-845 Nonmonetary Transactions, as the Company did not acquire any significant processes to meet the definition of a business in accordance with ASC 805 Business Combinations. As the transaction involved significant monetary consideration, the Company recorded the exchange at fair value. The fair value of the assets received in the asset exchange was $2.9 million, as determined by an independent third party valuation. In addition, the Company paid $1.9 million in cash which we attribute to the value of the acquired television spectrum. Subsequently, we filed an application and participated in the FCC’s Broadcast Incentive Auction with our Puerto Rico television stations. As a result of the fair value assessment of the assets exchanged, the difference in exchanged fair values of $1.8 million was deemed attributable to the acquired television spectrum and was recorded on the balance sheet under FCC licenses. Payment of $4.7 million from such spectrum is expected to be received from the FCC in the fourth quarter of 2017.

11. Asset Held for Sale

During 2016, the Company entered into listing agreements with brokers to sell two buildings and related improvements in New York City and Los Angeles which are part of our radio segment. The two properties have been reclassified from land, building and building improvements, as well as furniture and fixtures to assets held for sale as these assets were approved for immediate sale in their present condition, are expected to be sold within one year and management is actively working to locate buyers for these buildings and related improvements . As of December 31, 2016, the land, buildings and related improvements had a net book value of $1.4 million.

The Puerto Rico television spectrum, described in note 10, is expected to be relinquished in its present condition during the fourth quarter, within twelve months.  The Company has reclassified the $1.8 million of acquired spectrum from FCC licenses to assets held for sale as of March 31, 2017 within our television segment. Based on this asset reclassification, a triggering event was identified for the Puerto Rico television licenses which led the Company to test such licenses for potential impairment under the Financial Accounting Standards Board Accounting Standards Codification, Topic 350, Intangibles – Goodwill & Others. The Company determined that no adjustment was deemed necessary and no loss was recognized.

12. Subsequent Events – Forbearance Agreement

On May 8, 2017, the Company, and certain of its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with an ad hoc group of holders (the “Supporting Holders”) of more than 75.1% of the $275 million of outstanding Notes.  The Forbearance Agreement became effective on May 17, 2017, after the Company complied with all the conditions precedent to its effectiveness. Pursuant to the Forbearance Agreement, the Supporting Holders agreed to forbear from exercising any of their rights and remedies under the indenture under which the Notes were issued, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any Event of Termination (as defined in the Forbearance Agreement) and (b) May 31, 2017 at 12:01 a.m. New York City time.  The defaults consisted of the Company’s failure to make its principal payment on the Notes that was payable on April 17, 2017 and transfer of certain funds maintained in accounts subject to one or more deposit account control agreements in favor of the collateral agent under the indenture and related security documents. The Company does not intend to make any principal payment during the term of the Forbearance Agreement.

As part of the Forbearance Agreement, the Company agreed to make monthly (as opposed to semiannual) interest payments of $2,864,583 on the Notes for the periods of April 15, 2017 through May 15, 2017 and May 16, 2017 through June 15, 2017.  The Company also agreed to pay a consent fee to the Supporting Holders equal to 0.35% of the principal amount of the Notes held by such parties and also agreed to pay the legal fees and financial advisor due diligence fees of the Supporting Holders.  As of May 17, 2017, the Company had made all of the payments required to be made under the Forbearance Agreement.  The interest payment that is accruing for the period from May 16, 2017 through June 15, 2017 is due on June 15, 2017.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving over 75 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 93% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 14.0 million listeners in an average week with our targeted networks.  For the three-months ended March 31, 2017 and 2016, our radio segment generated 90% of our consolidated net revenue radio revenue which was generated primarily from the sale of local, national and network advertising.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 70 hours of original programming per week.  For the three-months ended March 31, 2017 and 2016, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 10% and 10% of our consolidated net revenues, respectively.

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

●

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three-months ended March 31, 2017 and 2016, local revenue comprised 64% and 66% of our gross revenues, respectively.

●

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the three-months ended March 31, 2017 and 2016, national revenue comprised 12% and 13% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the three-months ended March 31, 2017 and 2016, network revenue comprised 4% and 7% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the three-months ended March 31, 2017 and 2016, these revenues combined comprised approximately 20% and 14% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2017 and 2016

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2017	2016
Net revenue:
Radio	$28,224	28,525
Television	3,126	3,088
Consolidated	$31,350	31,613
Engineering and programming expenses:
Radio	$6,199	6,032
Television	2,418	2,130
Consolidated	$8,617	8,162
Selling, general and administrative expenses:
Radio	$13,136	13,476
Television	1,351	1,979
Consolidated	$14,487	15,455
Corporate expenses:	$2,444	2,993
Depreciation and amortization:
Radio	$476	488
Television	559	663
Corporate	97	99
Consolidated	$1,132	1,250
(Gain) loss on the disposal of assets, net:
Radio	$—	$(3)
Television	(1)	—
Corporate	—	—
Consolidated	$(1)	$(3)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	826	—
Consolidated	$826	$—
Operating income (loss):
Radio	$8,413	$8,532
Television	(1,201)	(1,684)
Corporate	(3,367)	(3,092)
Consolidated	$3,845	$3,756

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2017 and 2016 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2017	2016
Net revenue	$31,350	$31,613
Engineering and programming expenses	8,617	8,162
Selling, general and administrative expenses	14,487	15,455
Corporate expenses	2,444	2,993
Depreciation and amortization	1,132	1,250
(Gain) loss on disposal of assets, net of disposal costs	(1)	(3)
Recapitalization costs	826	—
Operating income	3,845	3,756
Interest expense, net	(9,987)	(10,036)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Income tax expense	2,263	2,603
Net loss	(10,838)	(11,316)

Net Revenue

The decrease in our consolidated net revenues of $0.3 million or 1% was due to decreases in our radio segment offset by an increase in our television segments’ net revenues.  Our radio segment net revenues decreased $0.3 million or 1%, due to decreases in national, network, and local revenue, which were partially offset by increases in digital sales and special events.  Our local sales decreased in our Los Angeles, Chicago, Puerto Rico and New York markets, while our national sales decreased in our Los Angeles, Chicago, Puerto Rico and Miami markets.  Our special events revenue increased primarily in our Los Angeles market.  Our television segment net revenues increased by less than $0.1 million or 1%, due to the increases in national and barter sales.

Engineering and Programming Expenses

The increase in our consolidated engineering and programming expenses of $0.5 million or 6% was due to the increases in both our radio and television segments’ expenses.  Our radio segment expenses increased $0.2 million or 3%, mainly due to an increase the acquisition of digital programming costs related to the LaMusica App.  The television segment expenses increased by $0.3 million or 14% primarily due to increases in originally produced content costs and reduced production tax credits in Puerto Rico.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of approximately $1.0 million or 6% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased approximately $0.3 million or 3%, mainly due to decreases in compensation and benefits, commissions, facilities expenses and professional fees offset by increases in affiliate station compensation and special events expenses.  Our television segment expenses decreased approximately $0.6 million or 32%, primarily due to decreases in professional fees, compensation and benefits, and barter expenses.

Corporate Expenses

The decrease in corporate expenses of $0.5 million or 18% was mostly due to decreases in professional fees and stock-based compensation offset by an increase in compensation and benefits.

Recapitalization Costs

The company incurred $0.8 million of professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Operating Income

The increase in operating income of $0.1 million or 2% was primarily due to the decrease in net revenues offset by the decrease in operating expenses and increase in recapitalization costs.

Income Tax Expense

The decrease in income tax expenses of $0.3 million or 13% was primarily due to the tax impacts of the Puerto Rico Swap transaction during 2016, which did no reoccur in 2017.

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

Our primary sources of liquidity are our current cash and cash equivalents and the cash provided by operations. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date) and the existence of the Voting Rights Triggering Event. As described in Note 12, Subsequent Events - Forbearance Agreement, of the Notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q, on May 8, 2017 we entered into the Forbearance Agreement (as defined below). Pursuant to the Forbearance Agreement, the Supporting Holders (as defined below) agreed to forbear from exercising any of their rights and remedies under the Indenture, with respect to certain defaults. The Company continues to negotiate with the holders of the Notes and holders of the Series B Preferred Stock as to refinancing possibilities and any extension of the forbearance agreement, as may become necessary.  In the event the Forbearance Agreement expires or is not extended, one or more Noteholders may seek to exercise various remedies against us, including foreclosing on our assets that constitute collateral under the Indenture.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies - Going Concern” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2016. As of March 31, 2017 and 2016, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

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

●	we will use cash flows from operating activities to fund our operations and pay our expenses (including interest on the Notes), but not to repay the Notes or redeem the Series B preferred stock; and
●	we will not incur any material unforeseen liabilities, including but not limited to taxes, environmental liabilities, regulatory matters or legal judgments.

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

12.5% senior secured notes due 2017

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of our Notes, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate the senior credit facility term loan, and to pay the transaction costs related to the offering. The Notes matured on April 15, 2017. Because we did not have sufficient cash on hand and did not generate sufficient cash from operations or asset sales, we did not repay the Notes at their maturity, on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date), as a result the Company was in default of the covenant to repay the Notes at their maturity (which constitutes an event of default of the Indenture as we describe elsewhere). See Notes 1 and 8 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

In addition, we were also in default of the security agreement covenant relating to deposit account control agreements and the related Indenture covenant regarding compliance with the security agreement due to our initiated transfer of cash balances from controlled accounts to non-controlled accounts. This default has subsequently been cured.  In addition, one of our limited liability companies had not become a guarantor when formed in 2013, as required by the Future Guarantor covenant of the Indenture and therefore we were in default of the Indenture from the formation of the limited liability company until we subsequently submitted documentation to the Trustee to have the limited liability company become an additional guarantor in April 2017.  We are required to amend the limited liability operating agreement to permit the trustee to more adequately perfect its security interest in the equity of the company.  We are in the process of making that amendment.

On April 17, 2017 we timely made the interest payment due on the Notes. The Notes will continue to earn interest at the current rate of 12.5% per year after the maturity date. As further described in Note 12 to the financial statements included elsewhere in this Quarterly report on Form 10-Q, on May 8, 2017, we entered into a forbearance agreement with an ad hoc group of more than 75.1% of the Notes. As of May 17, 2017, we had made all of the payments required to be made under the Forbearance Agreement.  The interest payment that is accruing for the period from May 16, 2017 through June 15, 2017 is due on June 15, 2017.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements) currently prevents us from incurring any such additional debt.

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

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2017 and 2016, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Three-Months Ended
	March 31,		Change
	2017	2016	$
Capital expenditures:
Radio	$202	382	(180)
Television	23	94	(71)
Corporate	51	101	(50)
Consolidated	$276	$577	(301)

Net cash flows provided by operating activities	$11,181	10,513	668
Net cash flows used in investing activities	(209)	(2,474)	2,265
Net cash flows used in financing activities	(4,616)	(77)	(4,539)
Net (decrease) increase in cash and cash equivalents	$6,356	7,962

Capital Expenditures

The decrease in our capital expenditures was primarily due to reduced current year development cost associated with the LaMusica digital application, as compared to the prior year.

Net Cash Flows (Used In) Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of the company’s continued efforts to improve its working capital.

Net Cash Flows (Used in) Provided by Investing Activities

Changes in our net cash used in investing activities were primarily a result of having used cash in the prior year to acquire spectrum related assets in Puerto Rico.

Net Cash Flows (Used in) Provided by Financing Activities

Changes in our net cash used in from financing activities were a result of paying the promissory note, related to the SBS Miami Broadcast Center, which was due in January 2017.

Recent Developments

Recapitalization

We are working with a team of financial and legal advisors in evaluating all options available to us in executing on a comprehensive recapitalization plan. These options include, but are not limited to, selling certain non-core assets (whose net proceeds would be used to repay a portion of outstanding Notes), new financings (including debt, equity-linked securities and equity offerings), an exchange offer with the Noteholders, with or without exit consents to amend the terms of the Indenture, use of cash on hand, and a combination of these options. In connection with our recapitalization plan, we have initiated conversations with representatives of the Noteholders and holders of our Series B preferred stock regarding these matters. We cannot assure you that we will be successful in our recapitalization efforts. We did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture on April 17, 2017 (April 17, 2017 being the payment date following the Saturday, April 15, 2017 maturity date). The Notes will continue to accrue interest at the rate of 12.5% per year after the maturity date.

In addition, the Company was also in default of the security agreement covenant relating to deposit account control agreements and the related Indenture covenant regarding compliance with the security agreement due to the Company initiated transfer of cash balances from controlled accounts to non-controlled accounts. This default has subsequently been cured.  In addition, one of our limited liability companies had not become a guarantor when formed in 2013, as required by the Future Guarantor covenant of the Indenture and therefore we were in default of the Indenture from the formation of the limited liability company until we subsequently submitted documentation to the Trustee to have the limited liability company become an additional guarantor in April 2017.  We are required to amend the limited liability operating agreement to permit the trustee to more adequately perfect its security interest in the equity of the company.  We are in the process of making that amendment.

Forbearance Agreement

On May 8, 2017, we and certain of our subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with an ad hoc group of holders (the “Supporting Holders”) of more than 75.1% of the $275 million of outstanding Notes.  The Forbearance Agreement became effective on May 17, 2017, after we complied with all the conditions precedent to its effectiveness. Pursuant to the Forbearance Agreement, the Supporting Holders agreed to forbear from exercising any of  their rights and remedies under the indenture under which the Notes were issued, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any Event of Termination (as defined in the Forbearance Agreement) and (b) May 31, 2017 at 12:01 a.m. New York City time.  The defaults consisted of our failure to make the principal payment on the Notes that was payable on April 17, 2017 and transfer of certain funds maintained in accounts subject to one or more deposit account control agreements in favor of the collateral agent under the indenture and related security documents. We do not intend to make any principal payments during the term of the Forbearance Agreement.

As part of the Forbearance Agreement, we agreed to make monthly (as opposed to semiannual) interest payments of $2,864,583 on the Notes for the periods of April 15, 2017 through May 15, 2017 and May 16, 2017 through June 15, 2017.  The Company also agreed to pay a consent fee to the Supporting Holders equal to 0.35% of the principal amount of the Notes held by such parties and also agreed to pay the legal fees and financial advisor due diligence fees of the Supporting Holders.

As of May 17, 2017, we have made all of the payments required to be made under the Forbearance Agreement.  The interest payment that is accruing for the period from May 16, 2017 through June 15, 2017 is due on June 15, 2017.

FCC Broadcast Incentive Auction

In January 2016, we filed applications to participate in the Federal Communications Commission (the “FCC”) Broadcast TV spectrum auction (the “Broadcast Incentive Auction”) with respect to our television stations in Miami, Houston, and Puerto Rico to potentially generate cash proceeds. As part of our strategy, we also entered into a channel sharing agreement for one of our television stations in Puerto Rico. Due to below market pricing levels in the Broadcast Incentive Auction that concluded in January 2017 we will relinquish our spectrum for one of our Puerto Rico stations and will retain our other television stations in Miami, Houston and our other two stations in Puerto Rico. The cash proceeds from the Puerto Rico station are $4.7 million, expected to be received in the fourth quarter of 2017.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the three-months ended March 31, 2017.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 6, Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K, which could materially affect our business, recapitalization plan, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, recapitalization plan, financial condition and/or operating results.

Item 6. Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

Exhibit Number	Exhibit Description

10.1*	Forbearance Agreement dated May 8, 2017 among the Company, the Guarantors and the Supporting Holders.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

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

Date: May 22, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Forbearance Agreement dated May 8, 2017 among the Company, the Guarantors and the Supporting Holders.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith