Form 10-Q
period 2017-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2017-08-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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
•

Raúl Alarcón, the Chairman of our Board of Directors, Chief Executive Officer and President, has majority voting control of our common stock and 100% voting control of our Series C preferred stock and this control may discourage or influence certain types of transactions or strategic initiatives; and

•	Changes in government regulation.

We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$16,234	$23,835
Receivables:
Trade	28,034	32,952
Barter	162	270
	28,196	33,222
Less allowance for doubtful accounts	1,064	745
Net receivables	27,132	32,477
Prepaid expenses and other current assets	8,754	6,597
Total current assets	52,120	62,909
Property and equipment, net of accumulated depreciation of $63,654 in 2017 and $61,735 in 2016	24,621	26,406
FCC broadcasting licenses	322,197	323,961
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,164 in 2017 and $1,116 in 2016	1,384	1,432
Assets held for sale	2,173	1,377
Deferred tax assets	1,789	1,615
Other assets	442	384
Total assets	$437,532	$450,890
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,013	$12,733
Accrued interest	1,872	7,290
Unearned revenue	975	1,325
Other liabilities	—	4
12.5% senior secured notes, net of unamortized discount of $0 in 2017 and $629 in 2016 and net of deferred financing costs of $0 in 2017 and $1,138 in 2016 (note 8).	264,664	273,233
Current portion of other long-term debt	11	4,616
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at June 30, 2017 and December 31, 2016 and $70,165 and $65,299 of dividends payable as of June 30, 2017 and December 31, 2016, respectively.	160,714	155,848
Total current liabilities	445,249	455,049
Other liabilities, less current portion	3,143	2,955
Derivative instruments	—	17
Deferred income taxes	111,301	106,986
Total liabilities	559,693	565,007
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	526,124	525,999
Accumulated other comprehensive loss, net	—	(102)
Accumulated deficit	(648,289)	(640,018)
Total stockholders’ deficit	(122,161)	(114,117)
Total liabilities and stockholders’ deficit	$437,532	$450,890

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(In thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue	$34,181	$35,260	$65,531	$66,873
Operating expenses:
Engineering and programming	6,818	7,586	15,435	15,748
Selling, general and administrative	16,563	12,978	31,050	28,433
Corporate expenses	2,793	2,549	5,237	5,542
Depreciation and amortization	1,111	1,165	2,243	2,415
Total operating expenses	27,285	24,278	53,965	52,138
Gain on the disposal of assets, net of disposal costs	(12,826)	—	(12,827)	(3)
Recapitalization costs	3,263	—	4,089	—
Other operating gains	—	(26)	—	(26)
Operating income	16,459	11,008	20,304	14,764
Other (expense) income:
Interest expense, net	(9,328)	(10,053)	(19,315)	(20,089)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,434)	(4,866)	(4,867)
Income (loss) before income taxes	4,698	(1,479)	(3,877)	(10,192)
Income tax expense	2,131	2,300	4,394	4,903
Net income (loss)	$2,567	$(3,779)	$(8,271)	$(15,095)
Basic and Diluted net income (loss) per common share	$0.35	$(0.52)	$(1.14)	$(2.08)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267
Net income (loss)	$2,567	$(3,779)	$(8,271)	$(15,095)
Other comprehensive income, net of taxes	92	51	102	96
Total comprehensive income (loss)	$2,659	$(3,728)	$(8,169)	$(14,999)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Six-Months Ended June 30, 2017

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders'
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2016	380,000	$4	4,166,991	$—	2,340,353	$—	$525,999	$(102)	$(640,018)	$(114,117)
Net loss	—	—	—	—	—	—	—	—	(8,271)	(8,271)
Stock-based compensation	—	—	—	—	—	—	125	—	—	125
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	102	—	102
Balance at June 30, 2017	380,000	$4	4,166,991	$—	2,340,353	$—	$526,124	$—	$(648,289)	$(122,161)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six-Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,271)	$(15,095)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	4,866	4,867
(Gain) loss on the disposal of assets	(12,827)	(3)
Other operating gains	—	(26)
Stock-based compensation	125	463
Depreciation and amortization	2,243	2,415
Net barter loss	94	172
Provision for trade doubtful accounts	377	(126)
Amortization of deferred financing costs	1,138	1,695
Amortization of original issued discount	629	958
Deferred income taxes	4,240	4,421
Unearned revenue-barter	(337)	84
Changes in operating assets and liabilities:
Trade receivables	4,702	3,869
Prepaid expenses and other current assets	(1,998)	(1,332)
Other assets	(58)	70
Accounts payable and accrued expenses	4,240	(1,643)
Accrued interest	(5,418)	96
Other liabilities	184	14
Net cash (used in) provided by operating activities	(6,071)	899
Cash flows from investing activities:
Purchases of property and equipment	(450)	(1,752)
Proceeds from the sale of property and equipment	13,861	—
Cash payment related to station exchange	—	(1,897)
Net cash provided by (used in) investing activities	13,411	(3,649)
Cash flows from financing activities:
Paydown of 12.5% senior secured notes	(10,336)	—
Payments of other debt	(4,605)	(153)
Net cash used in financing activities	(14,941)	(153)
Net decrease in cash and cash equivalents	(7,601)	(2,903)
Cash and cash equivalents at beginning of period	23,835	19,443
Cash and cash equivalents at end of period	$16,234	$16,540
Supplemental cash flows information:
Interest paid	$22,971	$17,347
Income tax paid	$28	$105
Noncash investing and financing activities:
Nonmonetary asset exchange	$—	$2,794
Unrealized gain on derivative instruments	$102	$96

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three- and six-month periods ended June 30, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2017 through the financial statements issuance date. The results of operations for the six-months ended June 30, 2017 are not necessarily indicative of the results for the entire year ending December 31, 2017, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2017 and December 31, 2016, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

As discussed in Note 8, the Notes matured on April 15, 2017. Cash from operations or the sale of assets was not sufficient to repay the Notes when they became due. We are working with a team of financial and legal advisors in evaluating all options available to us in executing a comprehensive recapitalization plan. These options, include, but are not limited to, selling certain non-core assets (whose net proceeds would be used to repay a portion of outstanding Notes), new financings (including debt, equity-linked securities and equity offerings), an exchange offer with the holders of our Notes (the “Noteholders”), with or without exit consents to amend the terms of the indenture under which the Notes were issued (the “Indenture”), use of cash on hand and a combination of these options. We have been pursuing the sale of certain non-core assets, including certain of our television stations and real estate assets. As further described in Note 11, on June 9, 2017 we sold our Los Angeles real estate assets and used the net proceeds to pay down a portion of the Notes. We expect to continue to use the net proceeds of other significant asset sales to repay a portion of the Notes and thereby deleverage our balance sheet. In connection with our recapitalization plan, we continue conversations with representatives of the Noteholders and the holders of the Series B preferred stock regarding these matters. However, we cannot assure you that we will be successful in our recapitalization efforts. We did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture on April 17, 2017 (April 17, 2017 being the payment date following the Saturday, April 15, 2017 maturity date).  On April 17, 2017, we made the interest payment due on the Notes. The Notes will continue to earn interest at the current rate of 12.5% per year after the maturity date but we are not required to pay any default interest under the Indenture. As further described in Note 8, the Company on May 8, 2017 entered into a forbearance agreement (the “Forbearance Agreement”) with an ad hoc group of more than 75% of the Notes (the “Supporting Holders”). Pursuant to the Forbearance Agreement, the Supporting Holders agreed to forbear from exercising any of their rights and remedies under the Indenture under which the Notes were issued, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any Event of Termination (as defined in the Forbearance Agreement) and (b) May 31, 2017 at 12:01 a.m. New York City time. The Forbearance Agreement expired and has not been extended, however the Company has continued to make monthly interest payments on the Notes on the 15th of each month and has also continued to pay the monthly legal fees and financial advisor due diligence fees of the Supporting Holders. Nonetheless, one or more Noteholders may seek to exercise various remedies against us, including foreclosing on our assets that constitute collateral under the Indenture.

The Company has incurred $3.3 and $4.1 million, respectively for the three and six-months ended June 30, 2017, of recapitalization costs, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan. Also included in these amounts are the consent fees paid to the Supporting Holders of the Notes who entered into the Forbearance Agreement with the Company, as well as the legal and financial advisory fees incurred by the Supporting Holders.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), to provide clarity and reduce cost, complexity, and diversity in practice when applying stock compensation guidance to a change to the terms or conditions of a share-based payment award. The update is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect the update will have on its financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), to clarify the scope of guidance on the derecognition of nonfinancial assets and to provide guidance for partial sales of nonfinancial assets. The update is effective retrospectively or on a modified retrospective basis for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early application permitted in certain circumstances. The Company is currently evaluating the effect the update will have on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is required to be applied prospectively and will be effective for annual or interim impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted. We have evaluated the impact and determined that applying this new standard will not have a material impact on our financial position, results of operations and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which is intended to make minor corrections and to improve and clarify the implementation guidance of Topic 606. The Company currently expects to adopt the new revenue standard in its first quarter of 2018 and continues to evaluate the method of adoption and the impact of the provisions on our financial position and results of operations, if any.  The company has since implemented an evaluation tool to assist it in clearly determining the risks, materiality and complexities associated with its multiple revenue streams. The Company expects to finalize its implementation and assess its impacts in the third quarter 2017. Based on the Company’s on-going review, we continue to not expect this update to have a material impact on our financial position or results of operations; however, our initial assessment is subject to change.

.

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

On August 8, 2016, CBS Radio entered into a Stock Purchase Agreement with the Company, AAA Trust and Mr. Alarcón (the “Stock Purchase Agreement”) to sell and assign its rights related to its 380,000 shares of Series C preferred stock to the AAA Trust for $3.8 million.  AAA Trust is a Florida trust, of which Mr. Alarcón is the trustee.  Pursuant to the Stock Purchase Agreement, CBS Radio agreed to assign the rights under the registration rights agreement and Stockholder Agreement to AAA Trust, which now holds such registration rights.  The parties closed on the Stock Purchase Agreement on August 18, 2016.

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

(c) 2006 Omnibus Equity Compensation Plan

In July 2006, we adopted an omnibus equity compensation plan (the “Omnibus Plan”) in which grants of Class A common stock could be made to participants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. The Omnibus Plan authorized up to 350,000 shares of our Class A common stock for issuance, subject to adjustment in certain circumstances. The Omnibus Plan provided that the maximum aggregate number of shares of Class A common stock units, stock awards and other stock-based awards that may be granted, other than dividend equivalents, to any individual during any calendar year was 100,000 shares, subject to adjustments. The Omnibus Plan expired on July 17, 2016 and no further options can be granted under this plan.

(d) Stock Options and Nonvested Share Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as June 30, 2017 and March 31, 2017, and changes during the quarter ended June 30, 2017, is presented below (in thousands, except per share data and contractual life):

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at March 31, 2017	408	$4.32
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2017	408	$4.32	$1,200	7.7
Exercisable at June 30, 2017	358	$4.50	$1,200	7.2

The following table summarizes information about our stock options outstanding and exercisable at June 30, 2017 (in thousands, except per share data and contractual life):

	Outstanding				Exercisable
				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 2.99	45	50	$2.68	8.9	45	$2.33
$3.00 - 4.99	273	-	3.21	8.1	273	3.21
$5.00 - 9.99	20	-	7.50	2.8	20	7.50
$10.00 - 49.99	20	-	24.03	1.0	20	24.03
	358	50	$4.32	7.7	358	$4.50

As of June 30, 2017, there was $0.1 million of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.  The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

(e) Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss was comprised of accumulated gains and losses on a derivative instrument (interest rate swap) that qualifies for cash flow hedge treatment. Our total comprehensive income (loss) consisted of our net income (loss) and a gain on our interest rate swap for the respective periods. The gain on the interest rate swap was shown net of taxes; however, there was no tax effect as a result of a full deferred tax asset valuation allowance related to the interest rate swap. The interest rate swap expired on January 3, 2017.

For the three-months ended June 30, 2017 and 2016, we reclassified from other comprehensive loss to interest expense less than $0.1 million and $0.1 million, respectively.  During the three-months ended June 30, 2017 and 2016, we recognized in other comprehensive income, net of taxes, an unrealized gain on derivative instrument of approximately $92 thousand and $51 thousand, respectively.

For the six-months ended June 30, 2017 and 2016, we reclassified from other comprehensive loss to interest expense less than $0.1 million and $0.1 million, respectively.  During the six-months ended June 30, 2017 and 2016, we recognized in other comprehensive income, net of taxes, an unrealized gain on derivative instrument of approximately $102 thousand and $96 thousand, respectively.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share for the three- and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	408	399	399	409

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue:
Radio	$31,279	$31,429	$59,503	$59,954
Television	2,902	3,831	6,028	6,919
Consolidated	$34,181	$35,260	$65,531	$66,873
Engineering and programming expenses:
Radio	$5,672	$6,112	$11,871	$12,144
Television	1,146	1,474	3,564	3,604
Consolidated	$6,818	$7,586	$15,435	$15,748
Selling, general and administrative expenses:
Radio	$14,932	$11,327	$28,068	$24,803
Television	1,631	1,651	2,982	3,630
Consolidated	$16,563	$12,978	$31,050	$28,433
Corporate expenses:	$2,793	$2,549	$5,237	$5,542
Depreciation and amortization:
Radio	$460	$475	$936	$963
Television	559	584	1,118	1,247
Corporate	92	106	189	205
Consolidated	$1,111	$1,165	$2,243	$2,415
Gain on the disposal of assets, net of disposal costs:
Radio	$(12,826)	$—	$(12,826)	$(3)
Television	—	—	(1)	—
Corporate	—	—	—	—
Consolidated	$(12,826)	$—	$(12,827)	$(3)
Recapitalization costs:
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	3,263	—	4,089	—
Consolidated	$3,263	$—	$4,089	$—
Other operating gains:
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	—	(26)	—	(26)
Consolidated	$—	$(26)	$—	$(26)
Operating income (loss):
Radio	$23,041	$13,515	$31,454	$22,047
Television	(434)	122	(1,635)	(1,562)
Corporate	(6,148)	(2,629)	(9,515)	(5,721)
Consolidated	$16,459	$11,008	$20,304	$14,764
Capital expenditures:
Radio	$111	$897	$313	$1,279
Television	44	215	67	309
Corporate	19	63	70	164
Consolidated	$174	$1,175	$450	$1,752

	June 30,	December 31,
	2017	2016
Total Assets:
Radio	$378,929	$391,817
Television	56,109	56,554
Corporate	2,494	2,519
Consolidated	$437,532	$450,890

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, due to the full valuation allowance on the Company’s deferred tax assets, other than the net operating loss carryforwards of our U.S. Licensing companies and the U.S. AMT tax credits. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses reported through Q2 2017, management has not changed its valuation allowance position as of June 30, 2017, from December 31, 2016.

Our income tax expense differs from the statutory federal tax rate of 35% and related statutory state tax rates primarily due to the tax amortization on certain indefinite-lived intangible assets that do not have any valuation allowance and the continued losses that cannot be realized due to the full valuation allowance.  The gain on the sale of property in 2017 will be absorbed by operating losses for the current year, and as such, there is no incremental tax expense recorded for this transaction.

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2013 through 2016.   The tax years that remain subject to assessment of additional liabilities by state, local, and Puerto Rico tax authorities are 2012 through 2016.

From time to time, we continue to be subject to state income tax audits, including an active audit by a State tax authority (the “State”) for the income tax years from December 31, 2010 through 2013. The audit is ongoing; however, the state has issued a “consent to field adjustments”, for which a resulting liability is probable. The liability is related to franchise taxes. The company has accrued $1.0 million for the liability expected to be paid.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2017 and December 31, 2016.

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

State Tax Assessment

The company is periodically subject to state tax audits.  Currently, the company is under audit by the State, which is challenging the company’s allocation of subsidiary capital and attributable liabilities, for the tax years from December 31, 2010 through 2013.  The audit is ongoing; however, the state has issued a “consent to field adjustments”, for which a resulting liability is probable. The liability is related to franchise taxes. The company has accrued $1.0 million for the liability expected to be paid.

Local Tax Assessment

The company received an audit assessment (the “Assessment”) wherein it was proposed that the Company underpaid a local tax for the tax periods between June 1, 2005 and May 31, 2015 totaling $1,439,452 in underpaid tax, applicable interest and penalties.  The Company disagrees with the assessment and related calculations but is developing a settlement strategy to discuss and pursue with the taxing jurisdiction with the hope of avoiding a lengthy litigation process. While we are uncertain as to whether the jurisdiction will accept this offer, an accrual of $391,000, based upon our current best estimate of probable loss, was charged to operations in the second quarter of 2016. However, if the settlement offer is not accepted by the jurisdiction, the amount of the ultimate loss to the Company, if any, may equal the entire amount of the Assessment sought by the taxing jurisdiction.

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

The fair value of the Notes is estimated using market quotes from a major financial institution taking into consideration the most recent activity and are considered Level 2 measurements within the fair value hierarchy.  The fair value of the Series B preferred stock was based upon a weighted average analysis using the Black-Scholes method, an income approach, and the yield method resulting in a Level 3 classification.  The Black-Scholes method utilized an estimate of the fair value of the SBS equity, volatility, an estimate of the time to liquidity, and a risk free rate in the determination of the SBS preferred fair value.  Key assumptions for the income and yield methods included the expected yield on preferred stock, accrued dividends, the principal amount of the Series B preferred stock, and an estimate of the time to liquidity.  A discount for lack of marketability of the Series B preferred stock was also utilized in the analysis. The fair value of the Series B preferred stock may be impacted by the Company’s ability to monetize certain non-core assets to generate cash proceeds which we could use to repay, refinance and/or restructure our short term obligations, as well as its ability to be able to successfully recapitalize its balance sheet.

The fair value of the Series B Preferred Stock may be impacted by the potential monetization of non-core assets used to generate cash proceeds which the Company could use to repay, refinance and/or restructure its short term obligations, as well as its ability to be able to successfully recapitalize its balance sheet.

The estimated fair values of our financial instruments are as follows (in millions):

		June 30, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes (note 8)	Level 2	$264.7	279.9	$275.0	275.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 9)	Level 3	160.7	49.1	155.8	60.5
Promissory note payable	Level 3	—	—	4.6	4.7

8. 12.5% Senior Secured Notes

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of our Notes, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate our then existing senior credit facility term loan, and to pay the transaction costs related to the offering. The Notes matured on April 15, 2017. Because we did not have sufficient cash on hand and did not generate sufficient cash from operations or asset sales, we did not repay the Notes at their maturity on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date), as a result the Company is in default of the covenant to repay the Notes at their maturity (which constitutes an event of default under the Indenture). See Note 1 elsewhere in these notes to the financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

In addition, one of our limited liability companies had not become a guarantor when formed in 2013, as required by a covenant under the Indenture and therefore we were in default under the Indenture from the formation of the limited liability company until we subsequently submitted documentation to the Trustee to have the limited liability company become an additional guarantor in April 2017.  We were also required to amend the limited liability operating agreement to permit the trustee to more adequately perfect its security interest in the equity of the company.  This default has subsequently been cured.

On April 17, 2017, the Company timely made the interest payment due on the Notes. The Notes will continue to earn interest at the current rate of 12.5% per year after the maturity date.

On May 8, 2017, the Company, and certain of its subsidiaries entered into the Forbearance Agreement with the Supporting Holders of more than 75% of the $275 million of outstanding Notes.  The Forbearance Agreement became effective on May 17, 2017, after the Company complied with the conditions precedent to its effectiveness. Pursuant to the Forbearance Agreement, the Supporting Holders agreed to forbear from exercising any of their rights and remedies under the indenture under which the Notes were issued, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any Event of Termination (as defined in the Forbearance Agreement) and (b) May 31, 2017 at 12:01 a.m. New York City time.  As part of the Forbearance Agreement, the Company agreed to make monthly (as opposed to semiannual) interest payments of $2,864,583 on the Notes for the 30 day periods ending on May 15, 2017 and June 15, 2017. The Company also agreed to pay a consent fee to the Supporting Holders equal to 0.35% of the principal amount of the Notes held by such parties and also agreed to pay the legal fees and financial advisor due diligence fees of the Supporting Holders.  The Forbearance Agreement expired and has not been extended.

As of the date of the filing of this Quarterly Report on Form 10Q, the Company had made all of the payments required to be made under the Forbearance Agreement and has continued to make the monthly interest payments on the Notes on the 15th day of each month and continued to pay the monthly fees legal and financial advisor due diligence fees of the Supporting Holders. As previously discussed in Note 1 we continue to work with a team of financial and legal advisors in evaluating all options available to us in executing a comprehensive recapitalization plan and continue conversations with representatives of the Noteholders and the holders of the Series B preferred stock regarding these matters.

As further described in Note 11, on June 9, 2017 we sold our Los Angeles real estate assets and used the net proceeds to pay down a portion of the outstanding indebtedness on our Notes.   On June 9, 2017, net proceeds of $10.3 million were delivered directly to the trustee in order to pay down our Notes. These monies were subsequently distributed to the Noteholders, by the trustee, on August 4, 2017.

A summary of the outstanding balance of our Notes, as of March 31, 2017 and June 30, 2017, and changes during the quarter ended June 30, 2017, is presented below (in thousands and net of unamortized discount and deferred financing costs):

12.5% senior secured notes, net, as of March 31, 2017	$274,624
Amortization of discount and deferred financing cost	376
Redemption of Notes	(10,336)
12.5% senior secured notes, net, as of June 30, 2017	$264,664

Interest

The Notes accrue interest at a rate of 12.5% per year. Since April 17, 2017, interest has been payable, from time to time, on demand. We have been paying interest monthly since that date. Additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the unpaid principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, on any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment for the most recent twelve-month period ending either June 30 or December 31or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the twelve month period ending June 30, 2017.

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

As a result of our failure to pay the Notes at maturity, an event of default under the Indenture has occurred and is continuing.

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

On February 18, 2004, we commenced an offer to exchange registered shares of our 10 3/4% Series B preferred stock, par value $0.01 per share and liquidation preference of $1,000 per share for any and all shares of our outstanding unregistered Series A preferred stock. On April 5, 2004, we completed the exchange offer and exchanged 76,702 shares of our Series B preferred stock for all of our then outstanding shares of Series A preferred stock.

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

As of June 30, 2017, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $70.2 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

The asset exchange is being accounted for as a non-monetary exchange in accordance with ASC-845 Nonmonetary Transactions, as the Company did not acquire any significant processes to meet the definition of a business in accordance with ASC 805 Business Combinations. As the transaction involved significant monetary consideration, the Company recorded the exchange at fair value. The fair value of the assets received in the asset exchange was $2.9 million, as determined by an independent third party valuation. In addition, the Company paid $1.9 million in cash which we attribute to the value of the acquired television spectrum. Subsequently, we filed an application and participated in the FCC’s Broadcast Incentive Auction with our Puerto Rico television stations. As a result of the fair value assessment of the assets exchanged, the difference in exchanged fair values of $1.8 million was deemed attributable to the acquired television spectrum and was recorded on the balance sheet under FCC licenses. The cash proceeds of $4.7 million for the sale of the spectrum were received from the FCC on July 21, 2017.  The Company has 90 days to relinquish the spectrum to the FCC, during which time the Company will continue to control and operate the asset.  The gain on the sale of the spectrum will be recognized once the asset is relinquished to the FCC. In accordance with the financial gain to be recognized in a subsequent period during 2017, the tax gain will be recognized in the same period during the year and will be partially offset with a valuation allowance release.

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

On June 9, 2017, we closed on the sale of our Los Angeles facilities which had carrying values of $0.9 million of land and $0.1 million of property and equipment. These facilities are where we currently maintain our Los Angeles radio operations.  We will continue to maintain our radio operations at the property pursuant to a separate office lease agreement which extends for a period of up to 12 months after the closing date and the Company has the option to unconditionally exit the lease by providing 30 days’ notice to the lessor. In accordance with ASC-840 Leases, the Company has reviewed the sale and lease agreement and concluded that the two agreements qualify for accounting as a normal leaseback.  As such, the Company will be able to recognize the gain on the sale of the Los Angeles facility in the current reporting period and treat the office lease agreement as a separate operating lease entered into in the ordinary course of business. The purchase price under the agreement was $14.7 million from which the Company recognized a gain of $12.8 million, net of closing costs.  Additionally, the sale of the Los Angeles facilities resulted in net proceeds of $10.3 million to the Company, as defined by the Indenture governing our outstanding Notes, which is calculated differently than the recognized gain of $12.8 million for financial reporting purposes.  In order to arrive at net proceeds, as defined by the Indenture, the Company is permitted to hold back certain amounts related to taxes, relocation expenses and capital expenditures that are expected to become payable in the future. The net proceeds were used to repay a portion of the outstanding indebtedness on our Notes.

The $1.8 million Puerto Rico television spectrum for which the Company has received the cash proceeds of $4.7 million, described in note 10, is expected to be relinquished in its present condition during the fourth quarter 2017.

A summary of assets held for sale as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30,	December 31,
Description	2017	2016
Land	$—	$850
Property and equipment, net	409	527
FCC licenses (Puerto Rico television spectrum)	1,764	—
Assets held for sale	$2,173	$1,377

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving over 75 of the top U.S. Hispanic markets, including all the top 30 Hispanic markets.  AIRE Radio Networks currently covers 93% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 17.0 million listeners in an average week with our targeted networks.  For the six-months ended June 30, 2017 and 2016, our radio segment generated 91% and 90%, respectively, of our consolidated net revenue which was generated primarily from the sale of local, national and network advertising.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 70 hours of original programming per week.  For the six-months ended June 30, 2017 and 2016, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 9% and 10% of our consolidated net revenues, respectively.

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

●

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the six-months ended June 30, 2017 and 2016, local revenue comprised 64% and 67% of our gross revenues, respectively.

●

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the six-months ended June 30, 2017 and 2016, national revenue comprised 12% and 13% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the six-months ended June 30, 2017 and 2016, network revenue comprised 6% and 7% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the six-months ended June 30, 2017 and 2016, these revenues combined comprised approximately 18% and 13% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2017 and 2016

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,
	2017	2016
Net revenue:
Radio	$31,279	31,429
Television	2,902	3,831
Consolidated	$34,181	35,260
Engineering and programming expenses:
Radio	$5,672	6,112
Television	1,146	1,474
Consolidated	$6,818	7,586
Selling, general and administrative expenses:
Radio	$14,932	11,327
Television	1,631	1,651
Consolidated	$16,563	12,978
Corporate expenses:	$2,793	2,549
Depreciation and amortization:
Radio	$460	475
Television	559	584
Corporate	92	106
Consolidated	$1,111	1,165
Gain on the disposal of assets, net of disposal costs:
Radio	$(12,826)	$—
Television	—	—
Corporate	—	—
Consolidated	$(12,826)	$—
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	3,263	—
Consolidated	$3,263	$—
Other operating gains:
Radio	$—	$—
Television	—	—
Corporate	—	(26)
Consolidated	$—	$(26)
Operating income (loss):
Radio	$23,041	$13,515
Television	(434)	122
Corporate	(6,148)	(2,629)
Consolidated	$16,459	$11,008

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2017 and 2016 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,
	2017	2016
Net revenue	$34,181	$35,260
Engineering and programming expenses	6,818	7,586
Selling, general and administrative expenses	16,563	12,978
Corporate expenses	2,793	2,549
Depreciation and amortization	1,111	1,165
Gain on disposal of assets, net of disposal costs	(12,826)	—
Recapitalization costs	3,263	—
Other operating gains	—	(26)
Operating income	16,459	11,008
Interest expense, net	(9,328)	(10,053)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,434)
Income tax expense	2,131	2,300
Net income (loss)	2,567	(3,779)

Net Revenue

The decrease in our consolidated net revenues of $1.1 million or 3% was due to decreases in both our radio segment and television segments’ net revenues.  Our radio segment net revenues decreased $0.2 million or less than 1%, due to decreases in national and local revenue, which were partially offset by increases in special events.  Our local sales decreased in our Los Angeles, Chicago, Puerto Rico and New York markets, while our national sales decreased in our Los Angeles, New York, Puerto Rico and Chicago markets.  Our special events revenue increased primarily in our San Francisco market.  Our television segment net revenues decreased by $0.9 million or 24%, due to the decreases in local sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.8 million or 10% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $0.5 million or 7%, mainly due to a decrease in transmitter rents, programming compensation and benefits, and music license fees.  The television segment expenses decreased by $0.3 million or 22% primarily due to decreases in programming related production costs and the increase of production tax credits in Puerto Rico.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately $3.6 million or 28% was due to an increase in our radio segment’s expenses.  Our radio segment expenses increased approximately $3.6 million or 32%, mainly due to increases in special events, taxes and licenses, barter, legal and Aire network related affiliate compensation expenses partially offset by reductions in severance expenses.  Our television segment expenses remained flat and decreased less than $0.1 million or 1%, primarily due decreases in barter expenses offset by increases in professional fees associated with the acquisition of the Puerto Rico production tax credits.

Corporate Expenses

The increase in corporate expenses of $0.2 million or 10% was mostly due to increases in compensation and benefits, and professional fees.

Gain on Sale of Assets, net of disposal costs

The increase from the gain on sale of assets of $12.8 million was due to the sale of our Los Angeles facility in June 2017.

Recapitalization Costs

The Company incurred $3.3 million of recapitalization costs, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Also included in these amounts are the consent fees paid to the Supporting Holders of the Notes who entered into the Forbearance Agreement with the Company, as well as the legal and financial advisory fees incurred by the Supporting Holders.

Operating Income

The increase in operating income of $5.5 million or 50% was primarily due to the gain on the sale of our Los Angeles facility partially offset by the decrease in net revenues, the increase in operating expenses and increase in recapitalization costs.

Interest Expense, net

The decrease in in interest expense of $0.7 million or 7% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017.

Income Tax Expense

The decrease in income tax expenses of $0.2 million or 7% was primarily a result of the partial release of valuation allowance against the US PR Licensing NOLs in 2017.  The gain on the sale of property in 2017 will be absorbed by operating losses for the current year, and as such, there is no incremental tax expense recorded for this transaction.

Net Income

The increase in net income was primarily due to the increased operating income and decrease in interest and income tax expense.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2017 and 2016

The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,
	2017	2016
Net revenue:
Radio	$59,503	59,954
Television	6,028	6,919
Consolidated	$65,531	66,873
Engineering and programming expenses:
Radio	$11,871	12,144
Television	3,564	3,604
Consolidated	$15,435	15,748
Selling, general and administrative expenses:
Radio	$28,068	24,803
Television	2,982	3,630
Consolidated	$31,050	28,433
Corporate expenses:	$5,237	5,542
Depreciation and amortization:
Radio	$936	963
Television	1,118	1,247
Corporate	189	205
Consolidated	$2,243	2,415
Gain on the disposal of assets, net of disposal costs:
Radio	$(12,826)	(3)
Television	(1)	—
Corporate	—	—
Consolidated	$(12,827)	(3)
Recapitalization costs:
Radio	$—	—
Television	—	—
Corporate	4,089	—
Consolidated	$4,089	—
Other operating gains:
Radio	$—	—
Television	—	—
Corporate	—	(26)
Consolidated	$—	(26)
Operating income (loss):
Radio	$31,454	22,047
Television	(1,635)	(1,562)
Corporate	(9,515)	(5,721)
Consolidated	$20,304	14,764

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2017 and 2016 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,
	2017	2016
Net revenue	$65,531	66,873
Engineering and programming expenses	15,435	15,748
Selling, general and administrative expenses	31,050	28,433
Corporate expenses	5,237	5,542
Depreciation and amortization	2,243	2,415
Gain on disposal of assets, net of disposal costs	(12,827)	(3)
Recapitalization costs	4,089	—
Other operating gains	—	(26)
Operating income	20,304	14,764
Interest expense, net	(19,315)	(20,089)
Dividends on Series B preferred stock classified as interest expense	(4,866)	(4,867)
Income tax expense	4,394	4,903
Net loss	(8,271)	(15,095)

Net Revenue

The decrease in our consolidated net revenues of $1.3 million or 2% was due to decreases in both our radio and television segments’ net revenues.  Our radio segment net revenues decreased $0.4 million or 1%, due to decreases in national, network, and local revenue, which were partially offset by increases in special events and digital sales.  Our local sales decreased in our Los Angeles, Chicago, New York and Puerto Rico markets, while our national sales decreased in our Los Angeles, Chicago, New York and Puerto Rico markets.  Our special events revenue increased primarily in our San Francisco and Los Angeles markets.  Our television segment net revenues decreased by $0.9 million or 13%, due to a decrease in local sales offset by an increase in national sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.3 million or 2% was due to the increases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $0.3 million or 2%, mainly due to a decrease in transmitter rents, taxes and licenses, and programming salaries offset by an increase the acquisition of digital programming costs related to the LaMusica App.  The television segment expenses decreased by less than $0.1 million or less than 1% primarily due to decreases in compensation and benefits offset by increases in programming content costs.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately $2.6 million or 9% was due to the increases in our radio segments’ expenses offset by decreases in our television segments’ expenses.  Our radio segment expenses increased approximately $3.3 million or 13%, mainly due to increases in special event expenses, taxes and licenses, Aire network related affiliate compensation, rating services and the acquisition of digital programming content partially offset by lower compensation and benefits, commissions, and marketing expenses.  Our television segment expenses decreased approximately $0.7 million or 18%, primarily due to decreased barter and commission expenses.

Corporate Expenses

The decrease in corporate expenses of $0.3 million or 6% was mostly due to decreases in professional fees and stock-based compensation offset by an increase in compensation and benefits.

Gain on Sale of Assets, net of disposal costs

The increase from the gain on sale of assets of $12.8 million was due to the sale of our Los Angeles facility in June 2017.

Recapitalization Costs

The Company incurred $4.1 million of recapitalization costs, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Also included in these amounts are the consent fees paid to the Supporting Holders of the Notes who entered into the Forbearance Agreement with the Company, as well as the legal and financial advisory fees incurred by the Supporting Holders.

Operating Income

The increase in operating income of $5.5 million or 38% was primarily due to the gain on the sale of our Los Angeles facility partially offset by the decrease in net revenues, the increase in operating expenses and recapitalization costs.

Interest Expense, net

The decrease in in interest expense of $0.8 million or 4% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017.

Income Tax Expense

The decrease in income tax expenses of $0.5 million or 10% was primarily due to the tax impacts of the Puerto Rico Swap transaction during 2016, which did not reoccur in 2017. The gain on the sale of property in 2017 will be absorbed by operating losses for the current year, and as such, there is no incremental tax expense recorded for this transaction.

Net Loss

The decrease in net loss was primarily due to the increased operating income and decrease in interest and income tax expense.

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

Our primary sources of liquidity are our current cash and cash equivalents and the cash provided by operations. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date) and the existence of the Voting Rights Triggering Event. The Company continues to negotiate with the holders of the Notes and holders of the Series B Preferred Stock as to refinancing possibilities and any extension of the Forbearance Agreement, as may become necessary.  As described in Note 1, Basis of Presentation, of the Notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q, one or more Noteholders may seek to exercise various remedies against us, including foreclosing on our assets that constitute collateral under the Indenture.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies - Going Concern” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017 and December 31, 2016, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

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

Assumptions which underlie management’s beliefs with respect to operating activities include the following:

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

12.5% Senior Secured Notes

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of our Notes, at an issue price of 97% of the principal amount. The Notes were offered solely by means of a private placement either to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act, or to certain persons outside the United States pursuant to Regulation S under the Securities Act. We used the net proceeds from the offering, together with some cash on hand, to repay and terminate our then existing senior credit facility term loan, and to pay the transaction costs related to the offering. The Notes matured on April 15, 2017. Because we did not have sufficient cash on hand and did not generate sufficient cash from operations or asset sales, we did not repay the Notes at their maturity, on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date), as a result the Company was in default of the covenant to repay the Notes at their maturity (which constitutes an event of default of the Indenture as we describe elsewhere). See Notes 1 and 8 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

In addition, one of our limited liability companies had not become a guarantor when formed in 2013, as required by a covenant under the Indenture and therefore we were in default under the Indenture from the formation of the limited liability company until we subsequently submitted documentation to the Trustee to have the limited liability company become an additional guarantor in April 2017.  We were also required to amend the limited liability operating agreement to permit the trustee to more adequately perfect its security interest in the equity of the company.  This default has subsequently been cured.

On April 17, 2017, we timely made the interest payment due on the Notes. The Notes will continue to earn interest at the current rate of 12.5% per year after the maturity date.

On May 8, 2017, the Company, and certain of its subsidiaries entered into the Forbearance Agreement with the Supporting Holders of more than 75% of the $275 million of outstanding Notes.  The Forbearance Agreement became effective on May 17, 2017, after the Company complied with the conditions precedent to its effectiveness. Pursuant to the Forbearance Agreement, the Supporting Holders agreed to forbear from exercising any of their rights and remedies under the indenture under which the Notes were issued, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any Event of Termination (as defined in the Forbearance Agreement) and (b) May 31, 2017 at 12:01 a.m. New York City time. As part of the Forbearance Agreement, the Company agreed to make monthly (as opposed to semiannual) interest payments of $2,864,583 on the Notes for the 30 day periods ending on May 15, 2017 and June 15, 2017.  The Company also agreed to pay a consent fee to the Supporting Holders equal to 0.35% of the principal amount of the Notes held by such parties and also agreed to pay the legal fees and financial advisor due diligence fees of the Supporting Holders.  The Forbearance Agreement expired and has not been extended.

As of the date of the filing this Quarterly Report on Form 10Q, the Company had made all of the payments required to be made under the Forbearance Agreement and has continued to make the monthly interest payments on the Notes on the 15th day of each month and continued to pay the monthly fees legal and financial advisor due diligence fees of the Supporting Holders. As previously discussed in Note 1 we continue to work with a team of financial and legal advisors in evaluating all options available to us in executing a comprehensive recapitalization plan and continue conversations with representatives of the Noteholders and the holders of the Series B preferred stock regarding these matters.

As further described in Note 11, on June 9, 2017 we sold our Los Angeles real estate assets and used the net proceeds to pay down a portion of the outstanding indebtedness on our Notes.   On June 9, 2017, net proceeds of $10.3 million were delivered directly to the trustee in order to pay down our Notes. These monies were subsequently distributed to the Noteholders, by the trustee, on August 4, 2017.

Interest

The Notes accrue interest at a rate of 12.5% per year. Since April 17, 2017, interest has been payable, from time to time, on demand. We have been paying interest monthly since that date. Additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the unpaid principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, on any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment for the most recent twelve-month period ending either June 30 or December 31or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the twelve month period ending June 30, 2017.

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

As a result of our failure to pay the Notes at maturity, an event of default under the Indenture has occurred and is continuing.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2017 and 2016, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Six-Months Ended
	June 30,		Change
	2017	2016	$
Capital expenditures:
Radio	$313	1,279	(966)
Television	67	309	(242)
Corporate	70	164	(94)
Consolidated	$450	$1,752	(1,302)

Net cash flows (used in) provided by operating activities	$(6,071)	899	(6,970)
Net cash flows provided by (used in) investing activities	13,411	(3,649)	17,060
Net cash flows used in financing activities	(14,941)	(153)	(14,788)
Net decrease in cash and cash equivalents	$(7,601)	(2,903)

Capital Expenditures

The decrease in our capital expenditures was primarily due to reduced current year development cost associated with the LaMusica digital application, as compared to the prior year.

Net Cash Flows (Used In) Provided by Operating Activities

Changes in our net cash flows from operating activities were primarily a result of the company commencing to make interest payments on a monthly rather than semi-annual basis on the 12.5% Senior Secured Notes.

Net Cash Flows Provided by (Used In) Investing Activities

Changes in our net cash provided by investing activities were primarily a result of having sold the Los Angeles building property and related assets in June 2017.

Net Cash Flows Used in Financing Activities

Changes in our net cash used in financing activities were a result of providing a partial pay down of the principal related to the Notes, in June 2017, and paying the promissory note related to the SBS Miami Broadcast Center, which was due in January 2017.

Recent Developments

FCC Broadcast Incentive Auction

In January 2016, we filed applications to participate in the FCC’s Broadcast Incentive Auction with respect to our television stations in Miami, Houston, and Puerto Rico to potentially generate cash proceeds. As part of our strategy, we also entered into a channel sharing agreement for one of our television stations in Puerto Rico. Due to below market pricing levels in the Broadcast Incentive Auction that concluded in January 2017 we will relinquish our spectrum for one of our Puerto Rico stations and will retain our other television stations in Miami, Houston and our other two stations in Puerto Rico. The cash proceeds from the Puerto Rico station of $4.7 million were received from the FCC on July 21, 2017.

OTC Markets Notice

On April 3, 2017, we received a written notice from OTC Markets ("OTC"), advising us that our market capitalization had stayed below $5 million for more than 30 consecutive calendar days (the “Rule”) and that it no longer met the Standards for Continued Qualification for the OTCQX as per the OTCQX Rules for U.S. Companies. OTC further notified us that a cure period of 180 calendar days to regain compliance had begun, during which the minimum criteria must be met for 10 consecutive trading days. The 180-calendar day grace period expires September 30, 2017. If our market capitalization has not been at or above $5 million for 10 consecutive trading days by that time, our Class A common stock will be moved from OTCQX to OTC Pink, which may result in further reduced liquidity for our Class A common stock.

On July 20, 2017, we received notification from the OTC informing the Company that it had regained compliance with the minimum market capitalization standard of $5 million for a minimum of 10 consecutive trading days as set forth by OTCQX Rules for U.S. Companies.  Accordingly, the Company has regained compliance with the Rule and will continue to be listed on the OTCQX.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the six-months ended June 30, 2017.

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

Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

Exhibit Number	Exhibit Description

10.1*	Contract of Purchase and Sale, dated May 15, 2017, among Spanish Broadcasting System, Inc. and Harbor Associates, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

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

Date: August 14, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Contract of Purchase and Sale, dated May 15, 2017, among Spanish Broadcasting System, Inc. and Harbor Associates, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith