Form 10-Q
period 2017-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2017-11-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, 4,166,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization plan, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the SEC. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. These risks and uncertainties include the following factors:

•

Our failure to pay our Notes at maturity and our continuing obligations under our Series B preferred stock adversely affects our financial condition and raises substantial doubt about our ability to continue as a going concern;

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

•

Long term effects of the hurricane damage in our Puerto Rico, Houston and Miami markets and the potential for future storm related damage or damage from other natural disasters could adversely affect our revenues.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$11,843	$23,835
Receivables:
Trade	29,758	32,952
Barter	310	270
	30,068	33,222
Less allowance for doubtful accounts	1,149	745
Net receivables	28,919	32,477
Prepaid expenses and other current assets	8,420	6,597
Total current assets	49,182	62,909
Property and equipment, net of accumulated depreciation of $64,718 in 2017 and $61,735 in 2016	24,018	26,406
FCC broadcasting licenses	322,197	323,961
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,188 in 2017 and $1,116 in 2016	1,360	1,432
Assets held for sale	2,173	1,377
Deferred tax assets	2,005	1,615
Other assets	713	384
Total assets	$434,454	$450,890
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$15,300	$12,733
Accrued interest	1,797	7,290
Unearned revenue	900	1,325
Other liabilities	5,502	4
12.5% senior secured notes, net of unamortized discount of $0 in 2017 and $629 in 2016 and net of deferred financing costs of $0 in 2017 and $1,138 in 2016 (note 7).	260,274	273,233
Current portion of other long-term debt	11	4,616
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at September 30, 2017 and December 31, 2016 and $72,599 and $65,299 of dividends payable as of September 30, 2017 and December 31, 2016, respectively.	163,148	155,848
Total current liabilities	446,932	455,049
Other liabilities, less current portion	3,300	2,955
Derivative instruments	—	17
Deferred income taxes	113,458	106,986
Total liabilities	563,690	565,007
Commitments and contingencies (note 5)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	526,135	525,999
Accumulated other comprehensive loss, net	—	(102)
Accumulated deficit	(655,375)	(640,018)
Total stockholders’ deficit	(129,236)	(114,117)
Total liabilities and stockholders’ deficit	$434,454	$450,890

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue	$32,791	$35,635	$98,322	$102,508
Operating expenses:
Engineering and programming	7,361	7,836	22,796	23,584
Selling, general and administrative	14,941	14,211	45,991	42,644
Corporate expenses	2,534	2,505	7,771	8,047
Depreciation and amortization	1,087	1,133	3,330	3,548
Total operating expenses	25,923	25,685	79,888	77,823
Gain on the disposal of assets, net of disposal costs	—	—	(12,827)	(3)
Recapitalization costs	1,085	—	5,174	—
Other operating gains	—	—	—	(26)
Operating income	5,783	9,950	26,087	24,714
Other expense:
Interest expense, net	(8,384)	(10,020)	(27,699)	(30,109)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,433)	(7,300)	(7,300)
Loss before income taxes	(5,035)	(2,503)	(8,912)	(12,695)
Income tax expense	2,051	2,259	6,445	7,162
Net loss	$(7,086)	$(4,762)	$(15,357)	$(19,857)
Basic and Diluted net loss per common share	$(0.98)	$(0.66)	$(2.11)	$(2.73)
Weighted average common shares outstanding:
Basic and Diluted	7,267	7,267	7,267	7,267
Net loss	$(7,086)	$(4,762)	$(15,357)	$(19,857)
Other comprehensive income, net of taxes	—	54	102	150
Total comprehensive loss	$(7,086)	$(4,708)	$(15,255)	$(19,707)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Nine-Months Ended September 30, 2017

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders'
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2016	380,000	$4	4,166,991	$—	2,340,353	$—	$525,999	$(102)	$(640,018)	$(114,117)
Net loss	—	—	—	—	—	—	—	—	(15,357)	(15,357)
Stock-based compensation	—	—	—	—	—	—	136	—	—	136
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	102	—	102
Balance at September 30, 2017	380,000	$4	4,166,991	$—	2,340,353	$—	$526,135	$—	$(655,375)	$(129,236)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine-Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,357)	$(19,857)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	7,300	7,300
Gain on the disposal of assets	(12,827)	(3)
Other operating gains	—	(26)
Stock-based compensation	136	559
Depreciation and amortization	3,330	3,548
Net barter loss (income)	26	(45)
Provision for trade doubtful accounts	466	(185)
Amortization of deferred financing costs	1,138	2,546
Amortization of original issued discount	629	1,460
Deferred income taxes	6,195	6,625
Unearned revenue-barter	(492)	223
Changes in operating assets and liabilities:
Trade receivables	2,995	4,854
Prepaid expenses and other current assets	(1,685)	(1,302)
Other assets	(329)	104
Accounts payable and accrued expenses	2,508	(2,225)
Accrued interest	(5,493)	8,689
Other liabilities	341	(28)
Net cash (used in) provided by operating activities	(11,119)	12,237
Cash flows from investing activities:
Purchases of property and equipment	(905)	(2,130)
Advance of spectrum sale proceeds	5,502	—
Proceeds from the sale of property and equipment	13,861	—
Cash payment related to station exchange	—	(1,897)
Net cash provided by (used in) investing activities	18,458	(4,027)
Cash flows from financing activities:
Paydown of 12.5% senior secured notes	(14,726)	—
Payments of other debt	(4,605)	(230)
Net cash used in financing activities	(19,331)	(230)
Net (decrease) increase in cash and cash equivalents	(11,992)	7,980
Cash and cash equivalents at beginning of period	23,835	19,443
Cash and cash equivalents at end of period	$11,843	$27,423
Supplemental cash flows information:
Interest paid	$31,434	$17,424
Income tax paid	$28	$168
Noncash investing and financing activities:
Nonmonetary asset exchange	$—	$2,794
Unrealized gain on derivative instruments	$102	$150

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three- and nine-month periods ended September 30, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2016, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2017 through the financial statements issuance date. The results of operations for the nine-months ended September 30, 2017 are not necessarily indicative of the results for the entire year ending December 31, 2017, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017 and December 31, 2016, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available. In addition, the Company has experienced negative cash flows from operating activities of $11.1 million for the nine-month period ended September 30, 2017 and is currently involved in litigation with the holders of the Series B preferred stock.  See Note 5 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Series B Preferred Holder Litigation. As further discussed below, both of these recent developments could adversely affect our ability to continue as a going concern.

As discussed in Note 7, the Notes matured on April 15, 2017. Cash from operations or the sale of assets was not sufficient to repay the Notes when they became due. We are working with a team of financial and legal advisors in evaluating all options available to us in executing a comprehensive recapitalization plan. These options, include, but are not limited to, selling certain non-core assets (whose net proceeds would be used to repay a portion of outstanding Notes), new financings (including debt, equity-linked securities and equity offerings), an exchange offer with the holders of our Notes (the “Noteholders”), with or without exit consents to amend the terms of the indenture under which the Notes were issued (the “Indenture”), use of cash on hand and a combination of these options. We have been pursuing the sale of certain non-core assets, including certain of our television stations and real estate assets. As further described in Note 10, on June 9, 2017 we sold our Los Angeles real estate assets and used the net proceeds to pay down a portion of the Notes. We expect to continue to use the net proceeds of other significant asset sales to repay a portion of the Notes and thereby deleverage our balance sheet. In connection with our recapitalization plan, we continue conversations with representatives of the Noteholders and the holders of the Series B preferred stock regarding these matters. However, we cannot assure you that we will be successful in our recapitalization efforts. We did not repay the Notes at their maturity, as a result of which there was an event of default under the Indenture on April 17, 2017 (April 17, 2017 being the payment date following the Saturday, April 15, 2017 maturity date).  On April 17, 2017, we made the interest payment due on the Notes. The Notes will continue to earn interest at the current rate of 12.5% per year after the maturity date but we are not required to pay any default interest under the Indenture. As further described in Note 7, the Company on May 8, 2017 entered into a forbearance agreement (the “Forbearance Agreement”) with an ad hoc group of more than 75% of the Notes (the “Supporting Holders”). Pursuant to the Forbearance Agreement, the Supporting Holders agreed to forbear from exercising any of their rights and remedies under the Indenture under which the Notes were issued, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any Event of Termination (as defined in the Forbearance Agreement) and (b) May 31, 2017 at 12:01 a.m. New York City time. The Forbearance Agreement expired and has not been extended, however the Company has continued to make monthly interest payments on the Notes on the 15th of each month and has also continued to pay the monthly legal fees and financial advisor due diligence fees of the

Supporting Holders. Nonetheless, one or more Noteholders may seek to exercise various remedies against us, including foreclosing on our assets that constitute collateral under the Indenture.

The Company has incurred $1.1 and $5.2 million, respectively for the three and nine-months ended September 30, 2017, of recapitalization costs, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan. Also included in these amounts are the consent fees paid to the Supporting Holders of the Notes who entered into the Forbearance Agreement with the Company, as well as the legal and financial advisory fees incurred by the Supporting Holders.

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

As a result of generating negative cash flows from operations for the nine-month period ended September 30, 2017, management has evaluated its cash requirements for next twelve-month period after the date of the filing of this quarterly report on Form 10-Q and determined that it anticipates generating sufficient cash flows, together with cash on hand, to meet its obligations through the ordinary course operating activities.

Management is responsible for evaluating whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related footnote disclosures, in accordance with the going concern accounting standard adopted in 2016. Although the Company expects to maintain cash on hand sufficient to meet its operating obligations, its inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our Notes, redeem or refinance our Series B preferred stock, obtain a favorable resolution to the Series B Preferred Holder Litigation, or finance future acquisitions negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), to provide clarity and reduce cost, complexity, and diversity in practice when applying stock compensation guidance to a change to the terms or conditions of a share-based payment award. The update is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effect the update will have on its consolidated financial statements and expects to finalize its review in the fourth quarter 2017.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), to clarify the scope of guidance on the derecognition of nonfinancial assets and to provide guidance for partial sales of nonfinancial assets. The update is effective retrospectively or on a modified retrospective basis for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early application permitted in certain circumstances. The Company is currently evaluating the effect the update will have on its consolidated financial statements and expects to finalize its review in the fourth quarter 2017.

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

In October 2016, the FASB issued ASU No. 2016-16, – Income Taxes (Topic 740). This new standard improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The update is effective retrospectively for annual periods beginning after December 15, 2017 and in interim periods in that reporting period, with early adoption permitted. The Company is currently evaluating the effect the update will have on its consolidated financial statements and expects to finalize its review in the fourth quarter 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230).  This new standard’s objective is to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  This update is effective on a retrospective basis for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  The Company is currently evaluating the effect the update will have on its consolidated financial statements, if any, and expects to finalize its review in the fourth quarter 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which is intended to make minor corrections and to improve and clarify the implementation guidance of Topic 606. The Company currently expects to adopt the new revenue standard in its first quarter of 2018 and continues to evaluate the method of adoption and the impact of the provisions on our financial position and results of operations, if any.  The Company has since implemented an evaluation tool to assist it in clearly determining the risks, materiality and complexities associated with its multiple revenue streams. The Company expects to finalize its implementation and assess its impacts in the fourth quarter 2017. Based on the Company’s on-going review, we continue to not expect this update to have a material impact on our financial position or results of operations; however, our initial assessment is subject to change.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	7,267	7,267	7,267	7,267
Effect of dilutive equity instruments	—	—	—	—
Dilutive weighted average shares outstanding	7,267	7,267	7,267	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	394	399	394	409

3. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue:
Radio	$29,310	$32,055	$88,813	$92,009
Television	3,481	3,580	9,509	10,499
Consolidated	$32,791	$35,635	$98,322	$102,508
Engineering and programming expenses:
Radio	$5,496	$5,853	$17,367	$17,997
Television	1,865	1,983	5,429	5,587
Consolidated	$7,361	$7,836	$22,796	$23,584
Selling, general and administrative expenses:
Radio	$13,511	$12,712	$41,579	$37,515
Television	1,430	1,499	4,412	5,129
Consolidated	$14,941	$14,211	$45,991	$42,644
Corporate expenses:	$2,534	$2,505	$7,771	$8,047
Depreciation and amortization:
Radio	$453	$457	$1,389	$1,420
Television	557	568	1,675	1,815
Corporate	77	108	266	313
Consolidated	$1,087	$1,133	$3,330	$3,548
Gain on the disposal of assets, net of disposal costs:
Radio	$—	$—	$(12,826)	$(3)
Television	—	—	(1)	—
Corporate	—	—	—	—
Consolidated	$—	$—	$(12,827)	$(3)
Recapitalization costs:
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	1,085	—	5,174	—
Consolidated	$1,085	$—	$5,174	$—
Other operating gains:
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	—	—	—	(26)
Consolidated	$—	$—	$—	$(26)
Operating income (loss):
Radio	$9,850	$13,033	$41,304	$35,080
Television	(371)	(470)	(2,006)	(2,032)
Corporate	(3,696)	(2,613)	(13,211)	(8,334)
Consolidated	$5,783	$9,950	$26,087	$24,714
Capital expenditures:
Radio	$345	$92	$658	$1,371
Television	62	204	129	513
Corporate	48	82	118	246
Consolidated	$455	$378	$905	$2,130

	September 30,	December 31,
	2017	2016
Total Assets:
Radio	$376,373	$391,817
Television	55,272	56,554
Corporate	2,809	2,519
Consolidated	$434,454	$450,890

4. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, due to the full valuation allowance on the Company’s deferred tax assets, other than the net operating loss carryforwards of our U.S. Licensing companies and the U.S. AMT tax credits. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses reported through Q3 2017, management has not changed its valuation allowance position as of September 30, 2017, from December 31, 2016.

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

We file federal, state and local income tax returns in the United States and Puerto Rico. The tax years that remain subject to assessment of additional liabilities by the United States federal tax authorities are 2013 through 2016.   The tax years that remain subject to assessment of additional liabilities by state, local, and Puerto Rico tax authorities are 2013 through 2016.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2017 and December 31, 2016.

5. Commitments and Contingencies

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

Series B Preferred Holder Litigation

On November 2, 2017, Cedarview Opportunities Master Fund, L.P, Cetus Capital III, L.P., Corrib Capital Management, L.P., Littlejohn Opportunities Master Fund L.P., Ravensource Fund, Stonehill Institutional Partners, L.P., Stonehill Master Fund Ltd., Stornoway Recovery Fund L.P., VSS Fund L.P., West Face Long Term Opportunities Global Master L.P., and Wolverine Flagship Fund Trading Limited, filed a claim against us in the Delaware Court of Chancery. The lawsuit alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance.  Specifically, it alleges that the forbearance agreement we entered into with certain Noteholders (which agreement expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations governing the Series B Preferred Stock (because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or restricting of the Senior Notes) due to the existence of a “Voting Rights Triggering Event,” as defined therein.  The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B Preferred Stock at face value plus accrued dividends (or approximately $163.1 million as of September 30, 2017), as well as unspecified money damages. We believe these claims are without merit, and we intend to defend ourselves vigorously.

Although management believes these claims are without merit, given the uncertainty of litigation and the preliminary stage of this case, as of the date of this Quarterly Report on Form 10-Q we cannot reasonably project the ultimate outcome of this litigation nor can any possible loss or range of loss be reasonably estimated, at this time.

Hurricanes Harvey, Irma and Maria

In August and September 2017, Hurricanes Harvey, Irma and Maria caused widespread damage and disruption in our Houston, Miami and Puerto Rico markets.  Currently, the operations in Miami and Houston are fully operational.  In Puerto Rico, our San Juan area radio stations, which are the most significant part of our business operations on the island, are operational and the remaining areas of our local operations continue to improve every day.   We are working to assess the full extent of the damage in these markets and are still estimating the impact to our properties and operations. At this time, the total amount of any potential loss cannot be reasonably estimated. We anticipate that insurance proceeds will be received to cover a portion of the losses to our operations, however, at this time, no assurances can be given as to the timing and amount of insurance proceeds we may ultimately recover.

Telephone Consumer Protection Act Class Action Complaint

On August 24, 2017, Adam Bugbee filed a putative class action against us in the United States District Court, for the Northern District of Illinois, alleging violations of the Telephone Consumer Protection Act (the “TCPA”) and related regulations, particularly the National Do-Not-Call provisions.  The complaint asserts a violation of the TCPA for allegedly sending unsolicited automated telemarketing messages to the cellular telephones of the plaintiff and others, thereby invading their privacy.  The complaint seeks class certification and statutory damages.  In addition, the plaintiff seeks injunctive relief prohibiting the challenged conduct in the future.

Given the preliminary stage of this litigation we cannot reasonably estimate the range of loss that may result from this action.  Nevertheless, based on a preliminary assessment it is not probable that the outcome of the litigation will result in a material loss or liability to us.

State Tax Assessment

The company is periodically subject to state tax audits.  Currently, the company is under audit by a State tax authority, which is challenging the company’s allocation of subsidiary capital and attributable liabilities, for the tax years from December 31, 2010 through 2013.  The audit is ongoing; however, the state has issued a “consent to field adjustments”, for which a resulting liability is probable. The liability is related to franchise taxes. The company has accrued $1.0 million for the liability expected to be paid.

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

The Pretrial Conference was held on August 14, 2017 and a hearing to mark the evidence was scheduled for October 13th, but due to the passage of Hurricanes Irma and María, said hearing was cancelled until further notice. The trial dates previously scheduled for October 23 through November 2, 2017 were also cancelled until further notice from the Court.

6. Fair Value Measurement Disclosures

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

The estimated fair values of our financial instruments are as follows (in millions):

		September 30, 2017		December 31, 2016
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes (note 7)	Level 2	$260.3	275.1	$275.0	275.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 8)	Level 3	163.1	46.6	155.8	60.5
Promissory note payable	Level 3	—	—	4.6	4.7

7. 12.5% Senior Secured Notes

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

As of the date of the filing of this Quarterly Report on Form 10Q, the Company had made all of the payments required to be made under the Forbearance Agreement and has continued to make monthly interest payments on the Notes on the 15th day of each month and continued to pay the monthly legal and financial advisor due diligence fees of the Supporting Holders. As previously discussed in Note 1 we continue to work with a team of financial and legal advisors in evaluating all options available to us in executing a comprehensive recapitalization plan and continue conversations with representatives of the Noteholders and the holders of the Series B preferred stock regarding these matters.

As further described in Note 10, on June 9, 2017 we sold our Los Angeles real estate assets and used the net proceeds to pay down a portion of the outstanding indebtedness on our Notes.   On June 9, 2017, net proceeds of $10.3 million were delivered directly to the trustee in order to pay down our Notes. These monies were subsequently distributed to the Noteholders, by the trustee, on August 4, 2017.

As further described in Notes 9 and 10, on July 21, 2017, the Company received cash proceeds for the sale of television spectrum and used the net proceeds to pay down a portion of the outstanding indebtedness on our Notes.   On August 23, 2017, net proceeds of $4.4 million were delivered directly to the trustee in order to pay down our Notes. These monies were subsequently distributed to the Noteholders, by the trustee, on September 25, 2017.

A summary of the outstanding balance of our Notes, as of December 31, 2016 and September 30, 2017, and changes through the quarter ended September 30, 2017, is presented below (in thousands and net of unamortized discount and deferred financing costs):

12.5% senior secured notes, net, as of December 31, 2016	$273,233
Amortization of discount and deferred financing cost	1,767
Redemption of Notes (June 9, 2017)	(10,336)
Redemption of Notes (August 23, 2017)	(4,390)
12.5% senior secured notes, net, as of September 30, 2017	$260,274

Interest

The Notes accrue interest at a rate of 12.5% per year. Since April 17, 2017, interest has been payable on demand. We have been paying interest monthly since that date. Additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the unpaid principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, on any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment for the most recent twelve-month period ending either June 30 or December 31, or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending June 30, 2017.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements) currently prevents us from incurring any such additional debt.

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

8. 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock

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

Holders of the Series B preferred stock have customary protective provisions. The Certificate of Designations contains covenants that, among other things, limit our ability to: (i) pay dividends, purchase junior securities and make restricted investments and other restricted payments; (ii) incur indebtedness, including refinancing indebtedness; (iii) merge or consolidate with other companies or transfer all or substantially all of our assets; and (iv) engage in transactions with affiliates. Upon a change of control, we will be required to make an offer to purchase these shares at a price of 101% of the aggregate liquidation preference of these shares plus accumulated and unpaid dividends to, but excluding the purchase date.

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

During the continuation of a Voting Rights Triggering Event, certain of the covenants summarized above become more restrictive by their terms including (i) a prohibition on our ability to incur additional indebtedness, (ii) restrictions on our ability to make restricted payments and (iii) restrictions on our ability to merge or consolidate with other companies or transfer all or substantially all of our assets. In addition, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors. At our Annual Meeting of Stockholders in 2014, the holders of the Series B preferred stock nominated and elected Alan Miller and Gary Stone to serve as the Series B preferred stock directors who remained on the board until their resignation on August 17, 2017.  The holders of the Series B Preferred Stock have the right to elect two new directors to the Board of Directors to fill the seats vacated by Messrs. Miller and Stone for their unexpired terms at a special meeting of the holders of the Series B preferred stock.  As of the date of the filing of this Quarterly Report on Form 10-Q, the holders of the Series B preferred stock have not elected any new directors to fill the vacated seats.  The two vacancies on the Board of Directors will remain unfilled until such time as the holders of the Series B preferred stock appoint two new directors.

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

On November 2, 2017, the holders of the Series B Preferred Stock filed a complaint against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance. The complaint requests, among other things, to prevent us from making additional payments on the Notes and that we redeem the Series B Preferred Stock at face value plus accrued dividends, which is approximately $163.1 million as of September 30, 2017. For additional detail regarding the Series B Preferred Holder Litigation, see Note 5, Commitments and Contingencies, elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements.

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

As of September 30, 2017, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $72.6 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

9. Asset Exchange

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

The asset exchange is being accounted for as a non-monetary exchange in accordance with ASC-845 Nonmonetary Transactions, as the Company did not acquire any significant processes to meet the definition of a business in accordance with ASC 805 Business Combinations. As the transaction involved significant monetary consideration, the Company recorded the exchange at fair value. The fair value of the assets received in the asset exchange was $2.9 million, as determined by an independent third party valuation. In addition, the Company paid $1.9 million in cash which we attribute to the value of the acquired television spectrum. Subsequently, we filed an application and participated in the FCC’s Broadcast Incentive Auction with our Puerto Rico television stations. As a result of the fair value assessment of the assets exchanged, the difference in exchanged fair values of $1.8 million was deemed attributable to the acquired television spectrum and is recorded as “Assets Held for Sale” on the accompanying “Unaudited Condensed Consolidated Balance Sheets”. Cash proceeds of $5.5 million were received in relation to the sale of the television spectrum which included $4.7 million received from the FCC on July 21, 2017, and are included in “Other Liabilities” on the accompanying “Unaudited Condensed Consolidated Balance Sheets”.  The Company has 180 days to relinquish the spectrum to the FCC, during which time the Company will continue to control and operate the asset.  The gain on the sale of the spectrum will be recognized once the asset is relinquished to the FCC. In accordance with the financial gain to be recognized in a subsequent period, the tax gain will be recognized in the same period during the year and will be partially offset with a valuation allowance release.

10. Assets Held for Sale

During 2016, the Company entered into listing agreements with brokers to sell two buildings and related improvements in New York City and Los Angeles which are part of our radio segment. The two properties have been reclassified from land, building and building improvements, as well as furniture and fixtures to assets held for sale as these assets were approved for immediate sale in their present condition, are expected to be sold within one year and management is actively working to locate buyers for these buildings and related improvements. As of December 31, 2016, the land, buildings and related improvements had a net book value of $1.4 million.

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

The $1.8 million Puerto Rico television spectrum for which the Company has received the cash proceeds of $4.7 million, described in Note 9, is expected to be relinquished in its present condition during the fourth quarter 2017. Additionally, the sale of the television spectrum resulted in net proceeds of $4.4 million to the Company, as defined by the Indenture governing our outstanding Notes, which is calculated differently than the recognized gain that will be calculated once the television spectrum is relinquished.

On October 31, 2017, subsequent to September 30, 2017, the due diligence period provided for in an agreement entered into by the Company, on September 12, 2017, to sell its New York facilities with a carrying value of $0.4 million expired. The purchase price under the agreement is $14.0 million, exclusive of closing costs, and is scheduled to close no later than June 30, 2018. The Company will repay a portion of the outstanding Notes with the resulting net proceeds, as defined by the Indenture governing our outstanding Notes.  The net proceeds are calculated differently than the gain that will be recognized for financial reporting purposes at the time of closing.

As related to the Los Angeles, Puerto Rico and New York asset sales, and in order to arrive at net proceeds as defined by the Indenture, the Company is permitted to hold back certain amounts related to taxes, relocation expenses and capital expenditures that are expected to become payable in the future. The net proceeds are used to repay a portion of the outstanding indebtedness on our Notes.

A summary of assets held for sale as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30,	December 31,
Description	2017	2016
Land	$—	$850
Property and equipment, net	409	527
FCC licenses (Puerto Rico television spectrum)	1,764	—
Assets held for sale	$2,173	$1,377

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 300 affiliate radio stations serving 85 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 17.4 million listeners in an average week with our targeted networks.  For the nine-months ended September 30, 2017 and 2016, our radio segment generated 90% of our consolidated net revenue which was generated primarily from the sale of local, national and network advertising.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 70 hours of original programming per week.  For the nine-months ended September 30, 2017 and 2016, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 10% of our consolidated net revenues.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the nine-months ended September 30, 2017 and 2016, local revenue comprised 65% and 67% of our gross revenues, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the nine-months ended September 30, 2017 and 2016, national revenue comprised 12% and 13% of our gross revenues, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the nine-months ended September 30, 2017 and 2016, network revenue comprised 6% of our gross revenues.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the nine-months ended September 30, 2017 and 2016, these revenues combined comprised approximately 17% and 13% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2017 and 2016

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,
	2017	2016
Net revenue:
Radio	$29,310	32,055
Television	3,481	3,580
Consolidated	$32,791	35,635
Engineering and programming expenses:
Radio	$5,496	5,853
Television	1,865	1,983
Consolidated	$7,361	7,836
Selling, general and administrative expenses:
Radio	$13,511	12,712
Television	1,430	1,499
Consolidated	$14,941	14,211
Corporate expenses:	$2,534	2,505
Depreciation and amortization:
Radio	$453	457
Television	557	568
Corporate	77	108
Consolidated	$1,087	1,133
Gain on the disposal of assets, net of disposal costs:
Radio	$—	$—
Television	—	—
Corporate	—	—
Consolidated	$—	$—
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	1,085	—
Consolidated	$1,085	$—
Other operating gains:
Radio	$—	$—
Television	—	—
Corporate	—	—
Consolidated	$—	$—
Operating income (loss):
Radio	$9,850	$13,033
Television	(371)	(470)
Corporate	(3,696)	(2,613)
Consolidated	$5,783	$9,950

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2017 and 2016 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2017	2016
Net revenue	$32,791	$35,635
Engineering and programming expenses	7,361	7,836
Selling, general and administrative expenses	14,941	14,211
Corporate expenses	2,534	2,505
Depreciation and amortization	1,087	1,133
Gain on disposal of assets, net of disposal costs	—	—
Recapitalization costs	1,085	—
Other operating gains	—	—
Operating income	5,783	9,950
Interest expense, net	(8,384)	(10,020)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,433)
Income tax expense	2,051	2,259
Net loss	(7,086)	(4,762)

Net Revenue

The decrease in our consolidated net revenues of $2.8 million or 8% was due to decreases in both our radio segment and television segments’ net revenues.  Our radio segment net revenues decreased $2.7 million or 9%, due to decreases in local and national revenue, which were partially offset by increases in digital sales.  Our local sales decreased in our Los Angeles, Chicago, New York and San Francisco markets, while our national sales decreased in our Los Angeles, New York, Miami, Puerto Rico and San Francisco markets.  Our special events revenue decreased primarily in our San Francisco and Los Angeles markets.  Our television segment net revenues decreased by $0.1 million or 3%, due to the decreases in local sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.5 million or 6% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $0.4 million or 6%, mainly due to a decrease in transmitter rents and digital content production costs related to the LaMusica App.  The television segment expenses decreased by $0.1 million or 6% primarily due to the increase of production tax credits in Puerto Rico.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately $0.7 million or 5% was due to increases in our radio segment’s expenses offset by decreases in our television segment’s expenses.  Our radio segment expenses increased approximately $0.8 million or 6%, mainly due to increases in special events, facilities, marketing, compensation and benefits, and Aire network related affiliate compensation expenses partially offset by reductions in commissions and barter expenses.  Our television segment expenses decreased $0.1 million or 5%, primarily due decreases in barter expenses.

Corporate Expenses

The increase in corporate expenses of less than $0.1 million or 1% was mostly due to an increase related to airline charters to provide humanitarian relief to Puerto Rico after Hurricane Maria offset by decreases in professional fees and stock-based compensation.

Recapitalization Costs

The Company incurred $1.1 million of recapitalization costs, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Also included in these amounts are the consent fees paid to the Supporting Holders of the Notes who entered into the Forbearance Agreement with the Company, as well as the legal and financial advisory fees incurred by the Supporting Holders.

Operating Income

The decrease in operating income of $4.2 million or 42% was primarily due to the decrease in net revenues and the increases in operating expenses and recapitalization costs.

Interest Expense, net

The decrease in interest expense of $1.6 million or 16% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017.

Income Tax Expense

The decrease in income tax expenses of $0.2 million or 9% was primarily a result of the partial release of valuation allowance against the US Puerto Rico Licensing NOLs in 2017.

Net Loss

The increase in net loss was primarily due to the decreased operating income offset by the decreases in interest and income tax expense.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2017 and 2016

The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,
	2017	2016
Net revenue:
Radio	$88,813	92,009
Television	9,509	10,499
Consolidated	$98,322	102,508
Engineering and programming expenses:
Radio	$17,367	17,997
Television	5,429	5,587
Consolidated	$22,796	23,584
Selling, general and administrative expenses:
Radio	$41,579	37,515
Television	4,412	5,129
Consolidated	$45,991	42,644
Corporate expenses:	$7,771	8,047
Depreciation and amortization:
Radio	$1,389	1,420
Television	1,675	1,815
Corporate	266	313
Consolidated	$3,330	3,548
Gain on the disposal of assets, net of disposal costs:
Radio	$(12,826)	(3)
Television	(1)	—
Corporate	—	—
Consolidated	$(12,827)	(3)
Recapitalization costs:
Radio	$—	—
Television	—	—
Corporate	5,174	—
Consolidated	$5,174	—
Other operating gains:
Radio	$—	—
Television	—	—
Corporate	—	(26)
Consolidated	$—	(26)
Operating income (loss):
Radio	$41,304	35,080
Television	(2,006)	(2,032)
Corporate	(13,211)	(8,334)
Consolidated	$26,087	24,714

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2017 and 2016 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2017	2016
Net revenue	$98,322	102,508
Engineering and programming expenses	22,796	23,584
Selling, general and administrative expenses	45,991	42,644
Corporate expenses	7,771	8,047
Depreciation and amortization	3,330	3,548
Gain on disposal of assets, net of disposal costs	(12,827)	(3)
Recapitalization costs	5,174	—
Other operating gains	—	(26)
Operating income	26,087	24,714
Interest expense, net	(27,699)	(30,109)
Dividends on Series B preferred stock classified as interest expense	(7,300)	(7,300)
Income tax expense	6,445	7,162
Net loss	(15,357)	(19,857)

Net Revenue

The decrease in our consolidated net revenues of $4.2 million or 4% was due to decreases in both our radio and television segments’ net revenues.  Our radio segment net revenues decreased $3.2 million or 3%, due to decreases in local, national and network revenue, which were partially offset by increases in special events and digital sales.  Our local sales decreased in our Los Angeles, Chicago, New York and Puerto Rico markets, while our national sales decreased in our Los Angeles, New York, Miami, Puerto Rico and Chicago markets.  Our special events revenue increased in all our radio markets and primarily in Los Angeles and San Francisco.  Our television segment net revenues decreased by $1.0 million or 9%, due to a decrease in local sales offset by an increase in national sales.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.8 million or 3% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $0.6 million or 4%, mainly due to a decrease in transmitter rents, compensation and benefits, taxes and licenses, and fiber link expenses offset by an increase the acquisition of digital content production costs related to the LaMusica App.  The television segment expenses decreased by less than $0.2 million or 3% primarily due to decreases in compensation and benefits and increases in production tax credits in Puerto Rico offset by increases in programming content costs.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately $3.3 million or 8% was due to the increases in our radio segments’ expenses offset by decreases in our television segments’ expenses.  Our radio segment expenses increased approximately $4.1 million or 11%, mainly due to increases in special event expenses, bad debt, taxes and licenses, Aire network related affiliate compensation, barter, and rating services offset by lower compensation and benefits, severance, commissions, and marketing expenses.  Our television segment expenses decreased approximately $0.7 million or 14%, primarily due to decreased barter and commission expenses.

Corporate Expenses

The decrease in corporate expenses of $0.3 million or 3% was mostly due to decreases in professional fees and stock-based compensation offset by increases in compensation and benefits and airline charters to provide humanitarian relief to Puerto Rico after Hurricane Maria.

Gain on Sale of Assets, net of disposal costs

The increase from the gain on sale of assets of $12.8 million was due to the sale of our Los Angeles facility in June 2017.

Recapitalization Costs

The Company incurred $5.2 million of recapitalization costs, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Also included in these amounts are the consent fees paid to the Supporting Holders of the Notes who entered into the Forbearance Agreement with the Company, as well as the legal and financial advisory fees incurred by the Supporting Holders.

Operating Income

The increase in operating income of $1.4 million or 6% was primarily due to the gain on the sale of our Los Angeles facility partially offset by the decrease in net revenues and the increases in operating expenses and recapitalization costs.

Interest Expense, net

The decrease in interest expense of $2.4 million or 8% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017.

Income Tax Expense

The decrease in income tax expenses of $0.7 million or 10% was primarily a result of the partial release of valuation allowance against the US Puerto Rico Licensing NOLs in 2017 and due to the tax impacts of the Puerto Rico Swap transaction during 2016, which did not reoccur in 2017.

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

Our primary source of liquidity is our current cash and cash equivalents. We do not currently have a revolving credit facility or other working capital lines of credit. In addition, during the nine-month period ended September 30, 2017, cash used by the Company for operations and to repay the promissory note earlier in the year exceeded the cash provided by our operations which reduced our current cash and cash equivalents during the period. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date) and the existence of the Voting Rights Triggering Event. The Company continues to negotiate with the holders of the Notes and holders of the Series B Preferred Stock as to refinancing possibilities and any extension of the Forbearance Agreement, as may become necessary.  As described in Note 1, Basis of Presentation, of the Notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q, one or more Noteholders may seek to exercise various remedies against us, including foreclosing on our assets that constitute collateral under the Indenture. On November 2, 2017, the holders of the Series B Preferred Stock filed a complaint against us alleging, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance. The complaint requests, among other things, to prevent us from making additional interest payments on the Notes and that we redeem the Series B

Preferred Stock at face value plus accrued dividends, which was approximately $163.1 million as of September 30, 2017. For additional detail regarding the Series B Preferred Holder Litigation, see Note 5, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies - Going Concern” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2016. The Company has also experienced negative cash flows from operations for the nine-months ended September 30, 2017 which reduced our current cash and cash equivalents during the period.  Furthermore, as of September 30, 2017 and December 31, 2016, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available. As discussed above, we are currently engaged in litigation with the holders of the Series B preferred stock. An unfavorable outcome in this litigation could further adversely affect our ability to continue as a going concern.

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

12.5% Senior Secured Notes

On February 7, 2012 we closed our offering of $275 million in aggregate principal amount of our Notes, at an issue price of 97% of the principal amount. The Notes matured on April 15, 2017. Because we did not have sufficient cash on hand and did not generate sufficient cash from operations or asset sales, we did not repay the Notes at their maturity, on April 17, 2017 (being the payment date following the Saturday, April 15, 2017 maturity date), as a result the Company was in default of the covenant to repay the Notes at their maturity (which constitutes an event of default of the Indenture as we describe elsewhere). See Notes 1 and 7 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

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

As of the date of the filing this Quarterly Report on Form 10Q, the Company had made all of the payments required to be made under the Forbearance Agreement and has continued to make monthly interest payments on the Notes on the 15th day of each month and continued to pay the monthly fees legal and financial advisor due diligence fees of the Supporting Holders. As previously discussed in Note 1 we continue to work with a team of financial and legal advisors in evaluating all options available to us in executing a comprehensive recapitalization plan and continue conversations with representatives of the Noteholders and the holders of the Series B preferred stock regarding these matters.

As further described in Note 10, on June 9, 2017 we sold our Los Angeles real estate assets and used the net proceeds to pay down a portion of the outstanding indebtedness on our Notes.   On June 9, 2017, net proceeds of $10.3 million were delivered directly to the trustee in order to pay down our Notes. These monies were subsequently distributed to the Noteholders, by the trustee, on August 4, 2017.

As further described in Note 10, on July 21, 2017, the Company received cash proceeds for the sale of television spectrum and used the net proceeds to pay down a portion of the outstanding indebtedness on our Notes.   On August 23, 2017, net proceeds of $4.4 million were delivered directly to the trustee in order to pay down our Notes. These monies were subsequently distributed to the Noteholders, by the trustee, on September 25, 2017.

Interest

The Notes accrue interest at a rate of 12.5% per year. Since April 17, 2017, interest has been payable on demand. We have been paying interest monthly since that date. Additional interest will be payable at a rate of 2.00% per annum (the “Additional Interest”) on (i) the unpaid principal amount of the Notes plus (ii) any amount of Additional Interest payable but unpaid in any prior interest period, to be paid in cash, at our election, on any acceleration of the Notes and any redemption of the Notes; provided that no Additional Interest will be payable if, for the applicable fiscal period, either (a) we record positive consolidated station operating income for our television segment for the most recent twelve-month period ending either June 30 or December 31, or (b) our secured leverage ratio on a consolidated basis is less than 4.75 to 1.00.

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending June 30, 2017.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements) currently prevents us from incurring any such additional debt.

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

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2017 and 2016, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Nine-Months Ended
	September 30,		Change
	2017	2016	$
Capital expenditures:
Radio	$658	1,371	(713)
Television	129	513	(384)
Corporate	118	246	(128)
Consolidated	$905	$2,130	(1,225)
Net cash flows (used in) provided by operating activities	$(11,119)	12,237	(23,356)
Net cash flows provided by (used in) investing activities	18,458	(4,027)	22,485
Net cash flows used in financing activities	(19,331)	(230)	(19,101)
Net (decrease) increase in cash and cash equivalents	$(11,992)	7,980

Capital Expenditures

The decrease in our capital expenditures was primarily due to reduced current year development cost associated with the LaMusica digital application, as compared to the prior year.

Net Cash Flows (Used In) Provided by Operating Activities

Changes in our net cash flows used in operating activities were primarily a result of the company commencing to make interest payments on a monthly rather than semi-annual basis on the 12.5% Senior Secured Notes.

Net Cash Flows Provided by (Used In) Investing Activities

Changes in our net cash provided by investing activities were primarily a result of having sold the Los Angeles building property and related assets in June 2017.

Net Cash Flows Used in Financing Activities

Changes in our net cash used in financing activities were a result of providing a partial pay down of the principal related to the Notes, in June and September 2017, and paying the promissory note related to the SBS Miami Broadcast Center, which was due in January 2017.

Recent Developments

Series B Preferred Holder Litigation

On November 2, 2017, Cedarview Opportunities Master Fund, L.P, Cetus Capital III, L.P., Corrib Capital Management, L.P., Littlejohn Opportunities Master Fund L.P., Ravensource Fund, Stonehill Institutional Partners, L.P., Stonehill Master Fund Ltd., Stornoway Recovery Fund L.P., VSS Fund L.P., West Face Long Term Opportunities Global Master L.P., and Wolverine Flagship Fund Trading Limited, filed a claim against us in the Delaware Court of Chancery. The lawsuit alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance.  Specifically, it alleges that the forbearance agreement we entered into with certain Noteholders (which agreement expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations governing the Series B Preferred Stock (because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or restricting of the Senior Notes) due to the existence of a “Voting Rights Triggering Event,” as defined therein.  The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B Preferred Stock at face value plus accrued dividends (or approximately $163.1 million as of September 30, 2017), as well as unspecified money damages. We believe these claims are without merit, and we intend to defend ourselves vigorously.

Although management believes these claims are without merit, given the uncertainty of litigation and the preliminary stage of this case, as of the date of this Quarterly Report on Form 10-Q we cannot reasonably project the ultimate outcome of this litigation nor can any possible loss or range of loss be reasonably estimated, at this time.

Contract for Sale of New York City Building

On September 12, 2017, Alarcon Holdings, Inc., a wholly owned subsidiary of the Company, entered into a Contract of Purchase and Sale, as amended by the Amendment to Contract of Purchase and Sale dated as of October 31, 2017 (collectively, the “Agreement”), to sell a building and real property located at 26 West 56th Street, New York, New York 10019 (the “Premises”) to 26 W. 56 LLC (the “Purchaser”). The due diligence period provided for in the Agreement expired on October 31, 2017 at 5:00 p.m. New York City time.

The purchase price for the Premises is $14.0 million exclusive of closing costs (the “Purchase Price”). Upon the execution of the Agreement, the Purchaser deposited the sum of $2.8 million into escrow as a deposit against the Purchase Price, with the remaining balance of $11.2 million to be paid at the closing. The Company will use the net proceeds, as such term is defined in the Indenture governing the Company’s outstanding 12.5% Senior Secured Notes due 2017 (the “Notes”), received from the sale of the Premises to repay a portion of the Notes.

Hurricanes Harvey, Irma and Maria

In August and September 2017, Hurricanes Harvey, Irma and Maria caused widespread damage and disruption in our Houston, Miami and Puerto Rico markets.  Currently, the operations in Miami and Houston are fully operational.  In Puerto Rico, our San Juan area radio stations, which are the most significant part of our business operations on the island, are operational and the remaining areas of our local operations continue to improve every day.   We are working to assess the full extent of the damage in these markets and are still estimating the impact to our properties and operations. At this time, the total amount of any potential loss cannot be reasonably estimated. We anticipate that insurance proceeds will be received to cover a portion of the losses to our operations, however, at this time, no assurances can be given as to the timing and amount of insurance proceeds we may ultimately recover.

FCC Broadcast Incentive Auction

In January 2016, we filed applications to participate in the FCC’s Broadcast Incentive Auction with respect to our television stations in Miami, Houston, and Puerto Rico to potentially generate cash proceeds. As part of our strategy, we also entered into a channel sharing agreement for one of our television stations in Puerto Rico. Due to below market pricing levels in the Broadcast Incentive Auction that concluded in January 2017 we will relinquish our spectrum for one of our Puerto Rico stations and will retain our other television stations in Miami, Houston and our other two stations in Puerto Rico. Cash proceeds of $5.5 million were received in relation to the sale of the Puerto Rico station which included $4.7 million received from the FCC on July 21, 2017.

OTC Markets Notice

On April 3, 2017, we received a written notice from OTC Markets ("OTC"), advising us that our market capitalization had remained below $5 million for more than 30 consecutive calendar days (the “Rule”) and that it no longer met the Standards for Continued Qualification for the OTCQX as per the OTCQX Rules for U.S. Companies. OTC further notified us that a cure period of 180 calendar days to regain compliance had begun, during which the minimum criteria must be met for 10 consecutive trading days. The 180-calendar day grace period was set to expire on September 30, 2017, however, on July 20, 2017, we received notification from the OTC informing us that the Company had since regained compliance with the Rule and would continue to be listed on the OTCQX.

Subsequently, on September 15, 2017, we received written notice from OTC advising us that the Company had not remained compliant with the Rule during the previous 30 calendar days.  The OTC also informed us that a cure period of 180 calendar days had begun and will expire on March 14, 2018. If the Company's market capitalization has not been at or above $5 million for 10 consecutive trading days by that time, then the Company has the option to move its Class A common stock from OTCQX U.S. to the OTC’s OTCQB Venture Market, if not, then its Class A common stock will be moved from OTCQX U.S. to OTC Pink.

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

Our critical accounting policies are described in Item 7 of our annual report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the nine-months ended September 30, 2017.

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

In November 2017, management concluded that a control deficiency with respect to the design of controls related to the classification and presentation of transactions on the Consolidated Statement of Cash Flows constituted a material weakness in internal control over financial reporting. Specifically, controls were not designed to ensure that all transactions, including non-ordinary transactions, were properly classified and presented in the statement of cash flows, and the review process was not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management is in the process of reviewing and, as necessary, adding new controls with respect to the design of controls over properly classifying and presenting transactions in the statement of cash flows to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management expects to enhance the existing controls. The deficiency will not be considered remediated until internal controls are operational for a period of time and tested, and management concludes that the controls are operating effectively.

Changes In Internal Control Over Financial Reporting. Except for the material weakness we identified, as described above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 5, Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, furnished herewith or incorporated by reference herein:

Exhibit Number	Exhibit Description

10.1*	Contract of Purchase and Sale, dated September 12, 2017, between Alarcon Holdings, Inc. and 26 W. 56 LLC.

10.2*	Amendment to Contract of Purchase and Sale, dated October 31, 2017, between Alarcon Holdings, Inc. and 26 W. 56 LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

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

Date: November 14, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Contract of Purchase and Sale, dated September 12, 2017, between Alarcon Holdings, Inc. and 26 W. 56 LLC.

10.2*	Amendment to Contract of Purchase and Sale, dated October 31, 2017, between Alarcon Holdings, Inc. and 26 W. 56 LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Periodic Financial Report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Periodic Financial Report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith