Form 10-K
period 2017-12-31
SPANISH BROADCASTING SYSTEM INC
filed 2018-05-23
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant had 4,166,991 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), and 2,340,353 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), outstanding. As of June 30, 2017, the aggregate market value of the Class A common stock held by nonaffiliates of the registrant was approximately $4.7 million and the aggregate market value of the Class B common stock held by nonaffiliates of the registrant was approximately $403. We calculated the aggregate market value based upon the closing price of our Class A common stock reported on the OTCQX Best Market on June 30, 2017 (the exchange on which our Class A common stock then traded) of $1.15 per share, and we have assumed that our shares of Class B common stock would trade at the same price per share as our shares of Class A common stock. (For purposes of this paragraph, directors and executive officers have been deemed affiliates.)

As of May 8, 2018, 4,216,991 shares of Class A common stock, 2,340,353 shares of Class B common stock and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share (“Series C preferred stock”), which are convertible into 760,000 shares of Class A common stock, were outstanding.

Documents Incorporated by Reference:

None.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Spanish Broadcasting System, Inc. intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions.

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “Commission”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization and restructuring efforts, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. These risks and uncertainties include the following factors:

•

Our failure to repay our 12.5% Senior Secured Notes due 2017 (the “Notes”) at maturity and our 10 3/4% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) adversely affects our financial condition and raises substantial doubt about our ability to continue as a going concern;

•	Risks relating to the existence of the Voting Rights Triggering Event relating to the Series B preferred stock;
•	Our ability to repurchase all of the Notes and our Series B preferred stock upon a change in control;
•

Our ability to generate sufficient cash from operations or the sale of assets to repay our Notes and our liabilities under our Series B preferred stock, which may force us to take other actions to satisfy our obligations under our Notes and Series B preferred stock;

•	Our high leverage and substantial level of indebtedness;
•	Restrictions on our current and future operations pursuant to the terms of the indenture governing the Notes (the “Indenture”)and the terms of the Series B preferred stock;
•	Risks relating to possible foreign ownership of our equity (Series B preferred stock) and litigation with holders of our Series B preferred stock;
•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital may be adversely affected;
•	Risks relating to our net operating loss (“NOL”) carry-forwards;
•	Our industry is highly competitive, and we compete for advertising revenue with other broadcast stations, as well as other media, many operators of which have greater resources than we do;
•	The large portion of our net revenue and operating income that currently comes from our New York, Los Angeles and Miami markets;
•	Possible cancellations, reductions, delays and seasonality in advertising could adversely affect our net revenues;
•	Our inability to pursue and successfully execute our expansion strategy which may impact our growth;
•	Our cost-cutting measures may impact our ability to pursue our expansion strategy;
•	The success of our radio stations depends on the popularity and appeal of our content, which is difficult to predict;
•	The success of our television operation depends upon our ability to attract viewers and advertisers to our broadcast television operation;
•	The loss of distribution agreements could materially adversely affect our results of operations;

•	The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operation;
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

•	The material weakness in our internal control over financial reporting, which could adversely affect our business, reputation and results of operations;
•	Damage to our brands or reputation;
•	Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees;
•

Raúl Alarcón, the Chairman of our Board of Directors, Chief Executive Officer and President, has majority voting control of our common stock and 100% voting control of our Series C preferred stock and this control may discourage or influence certain types of transactions or strategic initiatives;

•	Changes in government regulations and
•	Other risk factors discussed under “Item 1A. Risk Factors.”.

We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

Our Company

All references to “we”, “us”, “our”, “SBS”, “our company” or “the Company” in this Annual Report mean Spanish Broadcasting System, Inc., a Delaware corporation formed in 1994, and all entities owned or controlled by Spanish Broadcasting System, Inc. and, if prior to 1994, mean our predecessor parent company Spanish Broadcasting System, Inc., a New Jersey corporation, and its subsidiaries. Our executive offices are located at 7007 N.W. 77th Avenue, Miami, Florida 33166, our telephone number is (305) 441-6901, and our corporate website is www.spanishbroadcasting.com.

We are a leading Spanish-language media and entertainment company with radio and/or television stations in the top U.S. Hispanic markets, including Puerto Rico. Our owned and operated radio stations serve markets representing approximately 34% of the U.S. Hispanic population, and our television operations serve markets representing over 3.5 million Hispanic households. We produce and distribute Spanish-language content, including radio programs, television shows, music and live entertainment through our radio stations and our television group, MegaTV, which produces over 50 hours of original programming per week. MegaTV broadcasts via our owned and operated stations in South Florida, Houston, and Puerto Rico and through programming and/or distribution agreements with other stations, as well as various cable and satellite providers.

We operate WSKQ in New York City which is the top Spanish-language radio station in the United States based on the average number of listeners per quarter-hour. WSKQ delivered the highest listenership among all Spanish-language radio stations in the United States, according to the 2017 Hispanic Fact Pack. Our other radio stations are located in Los Angeles, New York, Puerto Rico, Miami, Chicago and San Francisco. In addition to our owned and operated radio stations, we operate AIRE Radio Networks, with over 250 affiliate radio stations serving 85 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market and reaches over 17.4 million listeners in an average week.

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

Hispanic Market Opportunity

The U.S. Hispanic population is the largest ethnic minority group and is projected to be the fastest growing segment of the population. We believe that we are well positioned to benefit from the projected growth in population and buying power of the U.S. Hispanic population and the expected shift of advertising dollars to Hispanic media. We believe that targeting the Hispanic market is attractive for the following reasons:

•

Hispanic Population Growth. Between the years 2000 and 2017, the U.S. Hispanic population increased by 65.8% compared to 8.5% for the non-Hispanic population. In 2017, Hispanics comprised 18.1% of the U.S. population and more than one out of every six individuals living in the United States was of Hispanic origin, according to the Selig Center for Economic Growth, The Multicultural Economy, 2017. The U.S. Hispanic population grew at more than seven times the rate of the general population from 2000 to 2015 and is projected to grow to 31% of the U.S. population by 2060, according to the U.S. Census Bureau. Hispanics have accounted for nearly half of the U.S. population growth since the 2010 Census.

•

Growth in Hispanic Buying Power. The U.S. Hispanic population accounted for $1.5 trillion of total buying power in 2017, up from $1.0 trillion in 2010 and is estimated to grow to $1.9 trillion by 2022, according to the Selig Center for Economic Growth, The Multicultural Economy, 2017. U.S. Hispanic buying power accounted for 10.3% of all U.S. buying power in 2017. By 2022, Hispanics will account for 11.1% of total U.S. buying power.

•

Spanish-Language Advertising Spending. Advertisers spent an estimated $9.6 billion on Spanish-language media advertising in 2016, according to the 2017 Hispanic Fact Pack. This amount has more than quadrupled since 2000 when Hispanic advertising expenditures totaled $2.1 billion according to Hispanic Business Magazine, December 2001. As advertisers increasingly recognize the buying power of the U.S. Hispanic population, especially in markets with high Hispanic concentration, we believe that Spanish-language advertising will continue to increase.

The above market opportunity information is based on data provided by the 2017 Hispanic Fact Pack, the BIA/Kelsey’s Investing in Television/Radio Market Report 2017 and the Selig Center for Economic Growth publication, The Multicultural Economy, 2017.

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

Diversification across Media Platforms, Geography and Customers. Our programming reaches audiences across U.S. Hispanic communities and across various media distribution platforms. We sell our advertising time both nationally and locally and generate substantially all of our revenue from the sale of advertising time to a broad and geographically diverse customer base. The diversification of our stations across several local markets helps to mitigate any revenue decline in a specific geographic area. Additionally, in 2017, no single advertiser generated more than 5% of our consolidated revenue. Our customer base includes advertisers in the automotive, retail, telecommunications and healthcare industries, among others. In addition to advertising revenue, we also generate subscription and retransmission fee revenue from MegaTV.

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

Our Continued Recapitalization and Restructuring Efforts

We have not repaid our outstanding Notes since they became due on April 17, 2017, and we continue to evaluate all options available to refinance the Notes.  While we assess how to best achieve a successful refinancing of the Notes, we have continued to pay interest on the Notes, payments that a group of investors purporting to own our Series B preferred stock have challenged through the institution of litigation in the Delaware Court of Chancery as described below.  The complaint filed by these investors revealed an purported foreign ownership of our Series B preferred stock, which we are actively addressing, including before the Federal Communications Commission (the “FCC”) in order to protect our broadcast licenses.  Our refinancing efforts have been made more difficult and complex by the Series B preferred stock litigation and foreign ownership issue. We provide more information about each of these items below.

Notes

As of the date of this Annual Report, there was $260.3 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  We have sold our Los Angeles real estate for $14.7 million and expect to sell our New York real estate for $14.0 million in the third quarter of 2018, whose net proceeds from the sale of our Los Angeles real estate we used and we expect to use net proceeds from the sale of our New York real estate to repay the Notes.

The Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The complaint, as amended (the “Preferred Holder Complaint”), alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations governing the Series B preferred stock (the “Certificate of Designations”) in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Third Amended and Restated Certificate of Incorporation (the “Charter”) and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $165.6 million as of December 31, 2017), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  We have filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018.

Foreign Ownership Issue

In reviewing the Preferred Holder Complaint, we noted that if the allegations set forth in the Preferred Holder Complaint were correct, which we have not conceded, and the collective ownership of the outstanding Series B preferred stock by foreign entities (as defined below) exceeded 63 percent of the outstanding Series B preferred stock as stated in the Preferred Holder Complaint, then foreign entities would own well in excess of 25 percent of our equity in violation of the Communications Act of 1934, as amended (the “Communications Act”) without giving effect to the operative provisions of Article X of our Charter. As discussed below under “Federal Regulation of Radio and Television Broadcasting – Foreign Ownership,” Section 310(b) of the Communications Act prohibits foreign entities from holding in excess of 25 percent of the equity in the Company absent the affirmative consent of the FCC.  In addition, we determined that the current ownership of the Series B preferred stock appeared to violate the foreign ownership restrictions set forth in the Charter.  Article X of our Charter contains provisions governing foreign ownership of the capital stock of the Company and compliance with Section 310 of the Communications Act. These provisions of our Charter restrict foreign ownership in us to not more than 25 percent of the aggregate number of our shares of capital stock outstanding in any class or series entitled to vote on any matter.  In addition, the last paragraph of Article X of the Charter provides that any transfers of the Company’s equity securities that would either violate (or would result in a violation of) the Communications Act or that required prior approval of the FCC are “ineffective.”  As a result, in reviewing the Preferred Holder Complaint, we believed that certain of those transfers, when attempted, appear to have been in contravention of the Charter and the Communications Act, and were therefore void as a legal matter when they were attempted, if this provision is given effect.  In addition, to the extent that those transactions required prior FCC approval or, if given effect, would have placed the Company in violation of the foreign ownership restrictions set forth in the Communications Act, those transactions were ineffective and void by operation of the Charter, and are therefore deemed to have never occurred.

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign entities, we were required to take immediate remedial action in order to ensure that any violations of the Communications Act and our Charter resulting from that ownership did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  Accordingly, on November 28, 2017, consistent with our obligations and authority provided to us under the Communications Act and by Article X of our Charter, we notified holders of our Series B Preferred Stock that we were suspending all rights, effective immediately, of the holders of the Series B preferred stock, other than their right to transfer their shares to a citizen of the United States.  We added that such suspension of rights would remain in place with respect to each holder of the Series B preferred stock until we had concluded that (1) the shares of such holder should be treated as not owned by aliens or their representatives, as these terms are used under the Communications Act, or (2) the ownership by the purported holders of the Series B preferred stock (including the ownership of any shares by foreign entities) complies with the requirements of the Communications Act and our Charter.  The Company communicated to these purported holders and their counsel the urgent need for information from them so the Company could understand the details of the transactions under which these parties claim to have acquired their Series B preferred stock, and the ownership of the Company’s equity securities that is claimed by them. On that date, the Company also filed with the Securities and Exchange Commission a Current Report on Form 8-K summarizing the information request and the potential consequences of excessive foreign ownership of the Series B preferred stock.  Without this information, the

Company and these holders cannot determine which holders in fact own Series B preferred stock and which do not because of the effect of the provisions contained in the Charter that protect the Company against a violation of the Communications Act and the 25 percent limitation on foreign ownership in an entity controlling an FCC licensee in the absence of FCC approval.  We took this action in order to safeguard our most important assets, our FCC broadcast licenses, which would otherwise potentially be at risk if we failed to take appropriate measures to remain in compliance with the Communications Act.

Additionally, on November 13, 2017, the Company filed a notification with the FCC to apprise the FCC of the possible non-compliance with the Communications Act’s limits on foreign ownership.   On December 4, 2017, the Company also filed a petition  with the FCC for declaratory ruling with respect to the potential excess foreign ownership.  The FCC responded to the petition by sending a letter to the Company detailing the information the FCC would need regarding the identities and nature of the purported foreign ownership of the Series B preferred stock to make a determination regarding the Company’s petition and establishing a deadline for the disclosure of that information.  The purported Series B preferred stockholders were therefore required to provide to the Company sufficient information about the extent and nature of their foreign ownership to enable the Company to supplement the petition for declaratory ruling with this additional information.  On March 23, 2018, counsel for the purported holders of most of the Series B preferred stock filed a letter with the FCC supplying a significant portion of the information requested. The Company has reviewed this information in order to determine whether it is complete, true and correct, as required by the FCC’s rules, and has requested some additional information from the Series B preferred shareholders. The Company’s petition therefore remains pending before the FCC, and cannot be acted upon until complete ownership information is submitted and has been certified by the Company as true and correct. In addition, on March 26, 2018, we issued a press release and filed a Current Report on Form 8-K with the SEC that disclosed the foreign ownership issue we summarize above, in part, to warn innocent investors of possible attempted, fraudulent transfers of the Series B preferred stock and our request to The Depository Trust Company (“DTC”) to suspend trading in the Series B preferred stock pending the resolution of who validly owns these shares, among other things.  Subsequent to that press release, we believe, based on conversations with DTC, that DTC will not impose a global lock and chill on Series B preferred stock held by its participants.

After the close of business on April 27, 2018, we issued Notices of Ineffective Purported Purchase of Series B Preferred Stock (the “Notices”) to each of West Face Long Term Opportunities Global Master L.P., Stornoway Recovery Fund LP, Stonehill Master Fund Ltd. and Ravensource Fund notifying these investors that their claimed ownership of our outstanding Series B preferred stock shall, after the date of these notices, be treated as void and non-existent since these investors attempted to acquire these shares in transactions that, if given effect, would violate our Charter, or that were otherwise ineffective, pursuant to the terms of Article X of the Charter, unless and until these investors can demonstrate facts to the contrary supported by relevant documentation. The Notices stated that requests for information have previously been sent to these investors and their counsel and we have not received information from them that is fully responsive to these requests. The Notices stated that, instead, it had come to our attention that there is evidence that their attempted purchase of shares of the Series B preferred stock were ineffective and, therefore, void as mentioned above. The Notices also stated that the Charter has been publicly available, and notice of this issue has been publicly disclosed many times, including as set forth in the Notice to Holders of our Series B Preferred Stock dated November 28, 2017, our Current Report on Form 8-K of the same date, a second Notice to Holders of our Series B Preferred Stock dated January 9, 2018, our press release dated March 26, 2018 and our Current Report on Form 8-K dated March 26, 2018. The Notices concluded by stating that, absent hearing from these investors, or their counsel, demonstrating to us facts to support a contrary position, these investors will not be recognized as valid holders of the Series B preferred stock and it urged these investors to refrain from representing otherwise or attempting to trade these shares. We distributed these Notices to Broadridge Financial Solutions, Inc., our transfer agent, for distribution to brokers to send it to their customers who are beneficial owners of the Series B preferred stock and to DTC for distribution to its participants to send it to beneficial owners of the Series B preferred stock.

As of the date of this Annual Report, there remain genuine questions regarding valid ownership, or good title, to the Series B preferred stock purportedly held by these foreign investors.  As a result, we intend to remain vigilant regarding compliance with the Communications Act and our Charter and will continue to evaluate information provided to us by the purported holders of the Series B preferred stock. Because we have not yet received all of the requisite information from the purported holders, we have been unable to effectively determine whether to withdraw the suspension of their rights as owners of such preferred stock or to the extent of any additional remedial action by the Company that may be necessary.

Continuing Efforts to Refinance the Notes

We have worked and continue to work with our advisors regarding a consensual recapitalization or restructuring of our balance sheet, including through the issuance of new debt or equity to raise the necessary funds to repay the Notes.  The Series B preferred stock litigation and the foreign ownership issue have complicated our efforts at a successful refinancing of the Notes.  We believe that the delay in refinancing the Notes has adversely affected us, including because we have been paying substantially more in interest expense on our outstanding Notes than would be the case if we refinanced them in the current market based on the feedback we have received from several financial institutions and potential sources of capital; there is a cloud on title regarding who validly owns our Series B preferred stock, which has created uncertainty as to who owns these shares, and the parties with whom the Company could potentially negotiate a consensual restructuring; we are incurring higher legal costs than otherwise would be the case due to our efforts to resolve the situation in general, to defend ourselves against the Series B preferred stock litigation and to address the foreign ownership issue before the FCC we describe above; the trading price of our common stock and preferred stock has been materially adversely affected; our ability to attract interest from investment banks and third party capital suppliers has been materially adversely affected; our reputation has been similarly negatively affected as a general matter despite our diligent efforts to resolve the situation; and the negativity and complexity surrounding our situation has been an unfortunate distraction from our otherwise successful business, notwithstanding our decrease in consolidated net revenue and operating income for the year ended December 31, 2017, and the negative impact that Hurricanes Harvey, Irma and Maria have had on us.  The resolution of the recapitalization or restructuring of our balance sheet, the litigation with the purported holders of our Series B preferred stock and the foreign ownership issue are subject to several factors currently beyond our control.  Our efforts to effect a consensual refinancing of the Notes, the Series B preferred stock litigation and the foreign ownership issue will likely continue to have a material adverse effect on us if they are not successfully resolved.  We face various risks regarding these matters.  See “Special Note Regarding Forward Looking Statements” and “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock.”

NASDAQ Delisting; OTCQX; and OTCQB Venture Market

Trading in our Class A Common Stock on NASDAQ was suspended on January 19, 2017, and trading in our Class A Common Stock on the OTCQX® Best Market (U.S. Tier) (“OTCQX”) began on the same day.  On September 15, 2017, we received written notice from OTC Markets (“OTC”), advising us that the Company had not remained complaint with its $5 million market capitalization minimum rule during the previous 30 calendar days.  The OTC also informed us that a grace period of 180 calendar days had begun and would expire on March 14, 2018.  Because the Company’s market capitalization had not been at or above $5 million for 10 consecutive trading days by that time, the Company moved its Class A common stock from the OTCQX Best Market (US. Tier) to the OTC’s OTCQB Venture Market on March 14, 2018, otherwise its Class A common stock would have been moved from OTCQX U.S. to OTC Pink, which may have resulted in further reduced liquidity for our Class A common stock.  As a result, the Company’s Class A common stock now trades on the OTCQB Venture Market under the ticker symbol “SBSAA.”

On April 3, 2018, we received written notice from the OTC advising us that the Annual Report and the OTCQB Certification for the year ended December 31, 2017 (the “OTCQB Certification”) were due on April 2, 2018 but had not yet been provided to OTC.  On April 27, 2018, we received a second notice reiterating the same.  Under Section 2.2 of the OTCQB Standards, we received a 45 day cure period, or until May 17, 2018, to file the Annual Report on EDGAR and post the OTCQB Certification through the OTC website.  The Company received an extension of the 45 day cure period, from the OTC, until May 31, 2018 to file its Annual Report and until June 30, 2018 to post its OTCQB Certification.  If we do not post the OTCQB Certification by June 30, 2018, our Class A Common Stock that is currently listed on the OTCQB Venture Market will be downgraded to OTC Pink.  We currently intend to post the OTCQB Certification as soon as reasonably practicable and, in any case, prior to June 30, 2018, to maintain our listing on the OTCQB Venture Market.

Operating Segments

We report two operating segments: radio and television.

See Part II, Item 8. Financial Statements and Supplementary Data below.

Radio Overview

We operate radio stations in some of the top Hispanic markets in the United States, including Puerto Rico. We own and operate radio stations in Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The following table sets forth certain statistical and demographic information relating to our radio markets:

		2017
		market radio			Percentage of
Radio		over-the-air	2016 Hispanic	2016 total	total market	Percentage of
market	Our radio	estimated	population	population in	population	total U.S.
revenue	Designated Market	gross revenues	in market	radio market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
1	Los Angeles	$729.9	6.1	13.4	46.0%	10.0%
2	New York	549.1	4.8	19.0	25.5%	7.9%
3	Chicago	431.1	2.1	9.5	22.3%	3.5%
6	San Francisco	268.3	1.9	7.6	24.7%	3.1%
11	Miami-Ft. Lauderdale	217.4	2.4	4.6	51.4%	3.8%
32	Puerto Rico	74.2	3.4	3.4	99.0%	5.5%
	Total in our markets	$2,270.0	20.7	57.5	36.1%	33.8%

Source:	BIA/Kelsey’s Investing in Radio Market Report 2017, 4th edition

In addition to our owned and operated radio stations, we operate AIRE Radio Networks, with over 250 affiliate radio stations serving 85 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market and reaches over 17.4 million listeners in an average week.

Owned and Operated Radio Station Market Information

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Radio Market Report 2017, 4th edition, and covers only over-the-air estimated gross revenues.

Los Angeles. In 2016, the Los Angeles market was the largest U.S. radio market in terms of advertising revenue. In 2017, advertising revenues were projected to be approximately $729.9 million. The Los Angeles market experienced an annual radio revenue increase of 3.3% between 2015 and 2016 and is expected to increase at an annual rate of 0.5% between 2016 and 2021.

New York. In 2016, the New York market was the second largest U.S. radio market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $549.1 million. The New York market experienced an annual increase of 0.3% in annual radio revenue between 2015 and 2016 and is expected to increase at an annual rate of 0.5% between 2016 and 2021.

Chicago. In 2016, the Chicago market was the third largest U.S. radio market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $431.1 million. The Chicago market experienced an annual radio revenue increase of 3.0% between 2015 and 2016 and is expected to increase at an annual rate of 0.4% between 2016 and 2021.

San Francisco. In 2016, the San Francisco market was the sixth largest U.S. radio market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $268.3 million. The San Francisco market experienced an annual radio revenue increase of 3.6% between 2015 and 2016 and is expected to increase at an annual rate of 0.6% between 2016 and 2021.

Miami-Ft. Lauderdale. In 2016, the Miami-Ft. Lauderdale market was the eleventh largest U.S. radio market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $217.4 million. The Miami market experienced an annual radio revenue increase of 2.8% between 2015 and 2016 and is expected to increase at an annual rate of 1.0% between 2015 and 2020.

Puerto Rico. In 2016, the Puerto Rico market was the thirty-second largest U.S. radio market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $74.2 million. The Puerto Rico market experienced an annual radio revenue increase of 0.3% between 2015 and 2016 and is expected to increase at an annual rate of 0.3% between 2016 and 2021.

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

•	Spanish Adult Contemporary. The Spanish Adult Contemporary format includes soft romantic ballads and Spanish pop music as well as international hits from Puerto Rico, Mexico, Latin America and Spain.
•	Top 40. The Top 40 format consists of the most popular current Latin and English chart hits.
•	Latin Rhythmic. The Latin Rhythmic format consists of Tropi-Pop, which is a mix of upbeat pop and tropical music.

The following table lists the programming formats of our radio stations and the target demographic group of each station:

Owned and Operated
							Target buying
	# of	# of					demographic
Market	stations	formats	FM Station ID	Frequency	Station Name	Format	group by age
Los Angeles	2	2	KLAX	97.9	La Raza	Regional Mexican	18 – 49
			KXOL	96.3	Mega	Latin Rhythmic	18 – 34

New York	2	2	WSKQ	97.9	Mega	Spanish Tropical	18 – 49
			WPAT	93.1	Amor	Spanish Adult Contemporary	25 – 54

Puerto Rico	8	4	WMEG	106.9	Mega	Top 40	18 – 49
			WEGM	95.1	Mega	Top 40	18 – 49
			WRXD	96.5	Esterotempo	Spanish Adult Contemporary	25 – 54
			WIOB	97.5	Esterotempo	Spanish Adult Contemporary	25 – 54
			WZNT	93.7	Zeta 93	Spanish Tropical	25 – 54
			WZMT	93.3	Zeta 93	Spanish Tropical	25 – 54
			WODA	94.7	La Nueva 94	Latin Rhythmic	18 – 34
			WNOD	94.1	La Nueva 94	Latin Rhythmic	18 – 34

Chicago	1	1	WLEY	107.9	La Ley	Regional Mexican	18 – 49

Miami	3	3	WXDJ	106.7	El Zol	Spanish Tropical	18 – 49
			WCMQ	92.3	Z 92.3	Spanish Adult Contemporary	25 – 54
			WRMA	95.7	Ritmo 95.7	Spanish Tropical	18 – 34

San Francisco	1	1	KRZZ	93.3	La Raza	Regional Mexican	18 – 49

Station(s) Programmed
Puerto Rico	1	1	WZET (1)	92.1	Zeta 93	Spanish Tropical	25 – 54

(1)

SBS provides programming to Station WZET pursuant to a Radio Programming Agreement, dated January 4, 2016, with the station’s licensee, International Broadcasting Corp (“IBC”).  IBC’s WZET facility was destroyed by Hurricane Maria on September 20, 2017, and their station has been silent since that date.

Our radio programming capabilities benefit from the integration and synergies of production of programming across the Company. For example, successful programming in one market can be syndicated to another market.

AIRE Radio Networks Programming

AIRE Radio Networks is comprised of top-rated stations and shows attracting a broad range of quality listeners allowing advertisers to efficiently reach their target audience.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market with over 250 affiliate radio stations, which serve 85 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  Each of our targeted networks and syndicated network shows are described below:

•

Advantage Radio Network (Hispanic Adults 25-54, M-F 6am-7pm). The Advantage Radio Network is a full service music network with strong national coverage and an impressive station lineup delivering high-quality programming of the most popular regional bands and artists.  The Advantage Network features a variety of music styles like Regional Mexican, TropiBanda, Ranchera, Mariachi, Grupero and Norteña reaching Hispanic Americans.

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

Television Overview and Programming

On March 1, 2006, we launched MegaTV, our general entertainment Spanish-language television operation. We created a unique television format which focuses on entertainment, events and variety with high-quality production. Our programming is formatted to capture shares of the Hispanic audience by focusing on our core strengths as an entertainment company, thus offering a new alternative compared to the traditional Latino channels. The following table sets forth demographic and statistical information with respect to our television markets, excluding cable and satellite providers, such as DirecTV, DirecTV Puerto Rico, AT&T U-Verse, Frontier Communications and Verizon Fios:

		2017
		market TV
		over-the-air			Percentage of
TV		estimated	2016 Hispanic	2016 total	total market	Percentage of
market	Our TV	gross	population	population in	population	total U.S.
revenue	Designated Market	revenues	in market	TV market	that is	Hispanic
rank	Area (DMA)	(in millions)	(in millions)	(in millions)	Hispanic	population
5	Miami-Ft. Lauderdale	$483.5	2.4	4.7	50.9%	3.9%
7	Houston	497.2	2.6	7.0	37.1%	4.2%
29	San Juan, Puerto Rico	173.9	3.4	3.4	99.0%	5.5%
55	Fresno-Visalia	78.0	1.1	2.1	55.9%	1.9%
	Total in our markets	$1,232.6	9.5	17.2	55.4%	15.5%

Source:	BIA/Kelsey’s Investing in Television Market Report 2017, 4th edition

Television Station Portfolio

The following is a general description of each of our markets. The market revenue information is based on data provided by BIA/Kelsey’s Investing in Television 2017, 4th edition.

Miami. In 2016, the Miami-Ft. Lauderdale market was the fifth largest U.S. television market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $483.5 million. The Miami-Ft. Lauderdale market experienced an annual television revenue increase of 16.0% between 2015 and 2016. Television revenue in the Miami-Ft. Lauderdale market is expected to decrease at an annual rate of 1.0% between 2016 and 2021.

Houston. In 2016, the Houston market was the seventh largest U.S. television market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $497.2 million. The Houston market experienced an annual television revenue increase of 7.8% between 2015 and 2016. Television revenue in the Houston market is expected to increase at an annual rate of 0.1% between 2016 and 2021.

San Juan, Puerto Rico. In 2016, the San Juan, Puerto Rico market was the twenty-ninth largest U.S. television market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $173.9 million. The San Juan, Puerto Rico market experienced an annual television revenue increase of 2.0% between 2015 and 2016. Television revenue in this market is expected to increase at an annual rate of 2.7% between 2016 and 2021.

Fresno. In 2016, the Fresno-Visalia market was the fifty-fifth largest U.S. television market in terms of advertising revenue.  In 2017, advertising revenues were projected to be approximately $78.0 million. The Fresno-Visalia market experienced an annual television revenue increase of 9.3% between 2015 and 2016. Television revenue in the Fresno-Visalia market is expected to remain flat with a change in annual rate of 0.0% between 2016 and 2021.

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

(1)

MegaTV is distributed by Frontier Communications on channel 3008 in Connecticut, Minnesota, Durham, NC, Myrtle Beach SC, Columbus, OH, Peoria-Bloomington, IL, and Wallingford, NY as well as channel 473 in Pomona, CA and channel 25 in Carrolton, TX.

(2)	MegaTV is distributed by Verizon Fios on channel 466 in Queens, NY and 470 in Albany, NY.

Television Strategy

Mega TV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality-based shows. On the forefront of digital platforms, we were the first Spanish-language programmer to broadcast in 100% native High Definition (“HD”) in the United States and one of the first Spanish-language programmers in the United States to launch content on Video On Demand, known as VOD.

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

Our Miami facility for our media broadcast programming and production is nearly 70,000 square feet and houses the bulk of MegaTV’s national and local market operations. With over 14,000 square feet of HD TV-Studio production space, the building was remodeled to handle the majority of MegaTV’s diverse original HD programming, while also accommodating outside production clients with its wide range of production capabilities, which can include anything from news to late-night variety shows with live band and studio audiences. MegaTV’s long-term technical design criteria for this facility placed an emphasis on streamlined production workflows and digital media management. Key technical features of this facility include:

•	integrated HD/standard definition (“SD”) file-based content capabilities throughout our studio, post production and master control areas;
•	three HD studio production spaces that can be operated independently or combined;
•	two fully equipped HD control rooms with server, editing and mastering capabilities;
•	14 HD/SD post production editing suites that include advanced technology in networked solutions;
•	satellite downlink antenna farm and extensive fiber connectivity for content contribution and distribution; and
•	multi-path, redundant HD server-based master control system responsible for our distribution feeds.

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

Advertising Revenue

The vast majority of our revenue is derived from cash advertising sales. Advertising revenue has historically been classified into three categories – “national”, “network” and” local”.  “National” generally refers to advertising that is solicited by a representative firm for advertisers out of the Designated Market Area (“DMA”).  Our national sales representative for our radio stations is McGavern Guild Media, LLC.   “Network” advertising revenue is advertising revenue sold to network advertisers expecting to reach 70% plus of the U.S. national radio audience in a specific demographic group. The network advertising buys are sold by our AIRE Radio Networks group.  “Local” refers to advertising purchased by advertisers and agencies in the local market served by a particular station.

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

Although the broadcast industry is highly competitive, some barriers to entry do exist. These barriers can be mitigated to some extent by changing existing broadcast station formats and programming and upgrading power, among other actions. The operation of a broadcast station requires a license or other authorization from the FCC. The number of AM radio stations that can operate in a given market is limited by the availability of AM radio spectrum in the market. The number of FM radio stations and television stations that can operate in a given market is limited by the availability of those frequencies allotted by the FCC to communities in such market. In addition, the FCC’s multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. For a discussion of FCC regulation, see “—Federal Regulation of Radio and Television Broadcasting.”

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

We cannot predict what other matters may be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes may have on our business. See “—Federal Regulation of Radio and Television Broadcasting.”

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

Employees

As of December 31, 2017, we had 389 full-time employees and 103 part-time employees.  In July 2016, SAG-AFTRA was certified as the exclusive bargaining agent solely for 31 on-air talent employees of our Los Angeles-based stations KXOL and KLAX.  We have been negotiating with representatives of SAG-AFTRA for an initial collective bargaining agreement which would cover those 31 employees.  To date, we have not yet reached an agreement with SAG-AFTRA, and at this juncture, it is too early to state with certainty whether the parties will ever enter into such an agreement.

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

The following table sets forth the technical information and license expiration dates of each of our radio and television stations:

			Date of
		Date of	license	Operation	FCC
Broadcast station	Market	acquisition	expiration	frequency	class	HAAT	Power
						(In meters)	(In kilowatts)
KLAX-FM	Los Angeles, CA	2/24/1988	12/1/2021	97.9 MHz	B	184	33
KXOL-FM	Los Angeles, CA	10/30/2003	12/1/2021	96.3 MHz	B	398	7
WSKQ-FM	New York, NY	1/26/1989	6/1/2022	97.9 MHz	B	415	6
WPAT-FM	New York, NY	3/25/1996	6/1/2022	93.1 MHz	B	433	5
WMEG-FM	Puerto Rico	5/13/1999	2/1/2020	106.9 MHz	B	594	25
WEGM-FM	Puerto Rico	1/14/2000	2/1/2020	95.1 MHz	B	600	25
WRXD-FM	Puerto Rico	12/1/1998	2/1/2020	96.5 MHz	B	852	12
WIOB-FM	Puerto Rico	1/14/2000	2/1/2020	97.5 MHz	B	302	50
WZNT-FM	Puerto Rico	1/14/2000	2/1/2020	93.7 MHz	B	560	28
WZMT-FM	Puerto Rico	1/14/2000	2/1/2020	93.3 MHz	B1	(69)	15
WODA-FM	Puerto Rico	1/14/2000	2/1/2020	94.7 MHz	B	560	31
WNOD-FM	Puerto Rico	1/14/2000	2/1/2020	94.1 MHz	B	597	25
WLEY-FM	Chicago, IL	3/27/1997	12/1/2020	107.9 MHz	B	232	21
WRMA-FM	Miami, FL	3/28/1997	2/1/2020	95.7 MHz	C2	167	40
WCMQ-FM	Miami, FL	12/22/1986	2/1/2020	92.3 MHz	C2	188	31
WXDJ-FM	Miami, FL	3/28/1997	2/1/2020	106.7 MHz	C0	300	100
KRZZ-FM	San Francisco, CA	12/23/2004	12/1/2021	93.3 MHz	B	415	6
WSBS-DT	Miami, FL(1)	3/1/2006	2/1/2021	CH. 3	DTV	54	1
WSBS-CD	Miami, FL	3/1/2006	2/1/2021	CH. 50(4)	CA	236	150
KTBU-DT	Houston, TX(2)	8/1/2011	8/1/2022	CH. 42(4)	DTV	597	1,000
WTCV-DT	San Juan, PR	1/4/2016	2/1/2021	CH. 21(5)	DTV	290	4
WVEO-DT	Aguadilla, PR(3)	1/4/2016	2/1/2021	CH. 17	DTV	372	42
WVOZ-DT	Ponce, PR(3)	1/4/2016	2/1/2021	CH. 47(4)	DTV	247	50

(1)	TV Station WSBS-DT is licensed to Key West and is part of the Miami DMA (designated market area, as defined by Nielsen Media Research).
(2)	TV Station KTBU-DT is licensed to Conroe, Texas and is part of the Houston DMA.

(3)	TV Stations WVEO-DT and WVOZ-DT are operated as satellites of TV Station WTCV-DT pursuant to a satellite waiver.
(4)

The following television stations will be repacked as a result of the Broadcast Television Incentive Auction: (a) WSBS-CD (CH. 50 to CH. 19); (b) KTBU-DT (CH. 42 to CH. 33); and (c) WVOZ-DT (CH. 47 to CH. 36).

(5)	WTCV-DT has moved from CH. 32 to CH. 21 and is now operating pursuant to a Channel Sharing Agreement with Station WJPX, San Juan, PR.

License Grant and Renewal

Pursuant to the Communications Act, the FCC renews broadcast licenses without a hearing upon a finding that:

•	the station has served the public interest, convenience and necessity;
•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and
•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

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

Foreign Ownership

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock directly owned or voted by non-U.S. citizens, whom the FCC refers to as “aliens,” or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations (which we collectively refer to as “foreign persons” in this Annual Report). Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25 percent of the capital stock is owned or voted by foreign persons, if the FCC finds the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and in the past the FCC has made such an affirmative finding in the broadcast context only in limited circumstances. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25 percent of our outstanding capital stock is issued to or for the benefit of foreign persons.  In November 2013, the FCC confirmed that it will consider on a case-by-case basis petitions for approval of foreign ownership that exceeds the 25 percent threshold and, in September 2016, the FCC adopted specific rules and procedures for the filing and review of such requests.  In the September 2016 decision, the FCC confirmed that it will allow companies to seek approval of up to 100% foreign ownership.  The FCC also adopted a methodology for determining the citizenship of the beneficial owners of publicly held shares that companies may use to ascertain compliance with the foreign ownership rules.  Our Charter provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.

In reviewing the Preferred Holder Complaint, which was originally filed against us on November 2, 2017, as summarized under “—Our Continued Recapitalization and Restructuring Efforts—The Series B Preferred Stock Litigation,” we noted that if the alleged facts set forth in the Preferred Holder Complaint were correct, which we have not conceded, and the collective ownership of the outstanding Series B preferred stock by foreign entities exceeded 63 percent of the outstanding Series B preferred stock as stated in the Preferred Holder Complaint, then foreign entities would own well in excess of 25 percent of our equity in violation of Section 310(b)(4) of the Communications Act.  In addition, the last paragraph of Article X of the Charter provides that any transfers of the Company’s equity securities that would either violate (or would result in a violation of) the Communications Act or that required prior approval of the FCC are ineffective.  As a result, in reviewing the Preferred Holder Complaint, we believed that certain of those transfers, when attempted, appear to have been in contravention of the Charter and the Communications Act, and were therefore void as a legal matter when they were attempted, if this provision is given effect.  In addition, to the extent that those transactions required prior FCC approval or, if given effect, would have placed the Company in violation of the foreign ownership restrictions set forth in the Communications Act, those transactions were ineffective and void by operation of the Charter, and are therefore deemed to have never occurred.

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign entities, we were required to take immediate remedial action in order to ensure that any violations of the Communications Act and our Charter resulting from such ownership of the Series B preferred stock did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  For additional information regarding the remedial actions we have taken or are currently taking, see “—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue.”

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

To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. A time brokerage agreement with another radio or television station in the same market creates an attributable interest in the brokered radio or television station, as well as for purposes of the FCC’s local radio and television station ownership rules, if the agreement affects more than 15% of the brokered radio or television station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules.  Television JSAs are currently not attributable.

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

Multiple Ownership

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in broadcast stations above certain limits serving the same local market. The FCC is required to review quadrennially the media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest. The FCC’s currently effective multiple ownership rules are briefly summarized below.

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

Local Television Ownership

Under the ownership rules currently in place, the FCC generally permits an owner to have only one television station per market. A single owner is permitted to have two stations with overlapping signals only if one of the two commonly owned stations is not ranked in the top four based upon audience share. However, the FCC will allow case-by-case review of a transaction that involves two top-four stations where strict application of the rule would be unwarranted. The rules also permit the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap. The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built. The FCC also grants satellite waivers when one or more television stations operate as satellites of another station.  We currently operate WTCV as a parent station and WVEO and WVOZ-TV as satellite stations in the Puerto Rico designated market area pursuant to a satellite waiver. Under the rule, the licensee of a television station that provides more than 15% of another in-market station’s weekly programming will be deemed to have an attributable interest in the other station.  Television JSAs are currently not attributable.

Television National Audience Reach Limitation

Under the Communications Act, one party may not own TV stations which collectively reach more than 39% of all U.S. TV households. For purposes of calculating the total number of TV households reached by a station, the FCC previously applied a “UHF discount” pursuant to which a UHF TV station was attributed with only 50% of the TV households in its market.  In September 2016 the FCC eliminated the UHF discount.  The FCC provided limited grandfathering for TV station owners that exceed the 39% cap without the UHF discount.  Grandfathering will expire if combinations are assigned or transferred to a third party.  In December 2017, the FCC opened a rule making to review the national television audience reach cap and the 50% discount that was given to UHF stations in determining compliance with the national audience cap.

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

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender. It also requires stations with at least five full-time employees to disseminate information about all fulltime job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships or scholarship programs. Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post an electronic version on their websites.  In April 2017, the FCC issued a Declaratory Ruling permitting broadcast stations to use online job postings as their sole means of recruiting, so long as online postings reach all segments of a broadcasters’ community.

Certain FCC rules affecting programming and operations are briefly summarized below.

Indecency and Profanity

Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent or profane material because the vagueness of the FCC’s indecency/profanity definition makes it difficult to apply, particularly with regard to spontaneous, live programming. In recent years, the FCC has increased its enforcement efforts of these indecency and profanity regulations, and has threatened to initiate license revocation proceedings against broadcast licenses for “serious” indecency or profanity violations. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $397,251 per indecent or profane utterance with a maximum forfeiture exposure of $3,666,390 for any continuing violation arising from a single act or failure to act. In the ordinary course of business, we have received complaints or the FCC has initiated inquiries about whether a limited number of our radio stations have broadcast indecent programming.  The FCC inquiries with respect to indecency have been pending for several years and are not expected to have a material adverse effect on our business, operating results or financial condition.

In July 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX for the specific broadcasts at issue in the case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. The Court also held that the FCC’s indecency standards did not violate the First Amendment. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and issued a Notice of Apparent Liability in 2015 for the then-maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

Time Brokerage and Joint Sales Agreements

Occasionally, stations enter into time brokerage agreements or local marketing agreements. Separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. Over the past few years, a number of stations have entered into cooperative arrangements commonly known as JSAs.  The FCC has determined that where two radio stations are both located in the same market and a party with a cognizable interest in one such station sells more than 15% of the advertising per week of the other station, that party shall be treated as if it has an attributable interest in that brokered station.   As noted in the Section entitled “Local Television Ownership,” above.   Television JSAs are currently not attributable.

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

Cable and Satellite Carriage of Television Broadcast Stations

The Communications Act and implementing FCC regulations govern the retransmission of commercial television stations by cable television systems and direct broadcast satellite, or “DBS,” operators. Every three years, each station must elect, with respect to cable systems and DBS operators within its designated market area, or “DMA,” either “must carry” status, pursuant to which the cable system’s or DBS operator’s carriage of the station is mandatory, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage in order to negotiate consideration in return for consenting to carriage. We have elected “must carry” with respect to our full power television stations, except in cases where the station is already carried pursuant to a retransmission consent or other affiliation agreement. These “must carry” rights are not absolute, and under some circumstances, a cable system or DBS operator may be entitled not to carry a given station. For example, DBS operators are required to carry the signals of all local television broadcast stations requesting carriage only in local markets in which the DBS operator carries at least one signal pursuant to the statutory local-to-local compulsory copyright license.

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

To the extent a station has “excess” digital capacity (i.e., digital capacity not used to transmit free, over the air video programming), it may elect to use that capacity in any manner consistent with FCC technical requirements, including for data transmission, interactive or subscription video services, or paging and information services. If a station uses its digital capacity to provide any such “ancillary or supplementary” services on a subscription or otherwise “feeable” basis, it must pay the FCC an annual fee equal to 5% of the gross revenues realized from such services.

In 2017, the FCC adopted rules authorizing the deployment of the Next Generation broadcast television transmission standard, also called ATSC 3.0. ATSC 3.0 is an Internet Protocol-based broadcast transmission platform that merges the capabilities of over-the-air broadcasting with the broadband viewing and information delivery methods of the Internet, using the same 6 MHz channels presently allocated for digital television service. Stations are not obligated to use ATSC 3.0; use of the new standard is voluntary. We cannot predict what impact the new standard will have on our business.

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

Repurposing of Broadcast Spectrum for Other Uses by the FCC

Federal legislation was enacted in February 2012 that, among other things, authorized the FCC to conduct voluntary “broadcast incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require television stations that did not relinquish spectrum in the reverse auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to a nationwide total of $1.75 billion.

The FCC has adopted rules concerning the incentive auction and the repacking of the television band and concluded the Broadcast Incentive Auction. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a “reverse” auction while wireless providers could bid to acquire spectrum from the government in a related “forward” auction. We participated in the auction for stations in Miami, Houston, and multiple stations in Puerto Rico.  However, because the price to sell our spectrum fell below the value we ascribe to it, we only sold the spectrum of one television station in Puerto Rico in the auction.

Following completion of the incentive auction, the FCC is now “repacking” the remaining television broadcast spectrum, which requires certain television stations that did not participate or were not selected in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channels. We have been notified by the FCC that our Miami, Houston, and one of our Puerto Rico TV Stations will have their channel designation reassigned. The FCC will reimburse stations for reasonable relocation costs up to a nationwide total of $1.75 billion. We have filed cost estimates related to the repacking of our TV stations and our channel reassignments and are submitting invoices for reimbursement as they are received. When repacking, the FCC makes reasonable efforts to preserve a station’s coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF band, the band in which most of our television broadcast licenses operate, to the VHF band or from the high VHF band to the low VHF band. The impact of the repacking of our broadcast television spectrum on our business cannot be predicted at this time.

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

You can find more information about us at our Internet website located at www.spanishbroadcasting.com and the investor relations section of our website is located at www.spanishbroadcasting.com. This Annual Report, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

The information on our Internet website is not, and shall not be deemed to be part of this Annual Report or incorporated by reference into any other filings we make with the SEC.

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in “Special Note Regarding Forward-Looking Statements.” These risk factors are important to understanding this Annual Report, our business and our other filings with the Commission. You should carefully consider the risks and uncertainties described below and the other information in connection with evaluating our business and the forward-looking statements in this Annual Report and our other filings with the Commission. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock, preferred stock and debt could decline.

The following information should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and the consolidated financial statements and related notes in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

Our business routinely encounters and addresses risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. A discussion about important operational risks that our business encounters can be found in the MD&A section and in the business descriptions in Part I, Item 1. “Business” of this Annual Report. Below, we describe certain important operational and strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will affect our future results.

Risks Related to Our Indebtedness and Preferred Stock

Failure to repay our Notes

The Notes became due on April 17, 2017. Because we did not have sufficient cash on hand and did not generate sufficient cash from operations, the FCC spectrum auction and asset sales, we did not repay the Notes at their maturity. As of the date of the filing of this Annual Report, approximately $260.3 million in aggregate principal amount of the Notes remains outstanding. While we continue to evaluate all options to effect a successful consensual recapitalization or restructuring of our balance sheet, including a refinancing of the Notes, these efforts have been made more difficult and complex by the ongoing litigation with certain purported holders of our Series B Preferred Stock and uncertainty regarding the resolution of the foreign ownership issue, as described under Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts.” We face various risks in our efforts to refinance the Notes, which are beyond our control, including the inherent difficulty and uncertainty in negotiations with the Noteholders, the availability of the capital markets to allow us access to fresh capital to repay the Notes on attractive terms or at all, and the possibility of an attempt by the Series B preferred stockholders to block our refinancing efforts, among others.  In addition, we face several negative effects of the Notes not being refinanced which will continue, and may be exacerbated, the longer it takes to effect that refinancing, as described under Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts—Continuing Efforts to Refinance the Notes.”

We cannot assure you that we will be successful in our recapitalization and restructuring efforts. Our failure to repay the Notes at their maturity resulted in an event of default under the Indenture and the Noteholders are able to exercise various remedies against us, including foreclosing on our assets that constitute collateral under the Indenture. The collateral constitutes substantially all of our assets and includes the equity of our subsidiaries that own our FCC licenses, our contractual rights and economic interests in such FCC licenses, and a significant portion of our operating cash. In the event we are unsuccessful in these efforts and one or more Noteholders seek to exercise remedies against us or our assets, we may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code, among other things, in order to maximize the value of our company for all of our constituents.  While we believe that a Chapter 11 filing may create an avenue to successfully execute on our recapitalization and restructuring strategy, such a filing may also have several negative consequences to our business, including the costs and negative publicity that surrounds such a filing, reduced advertising revenue due to the uncertainty surrounding the filing, the potential need to sell assets (including the equity of our subsidiaries that own our FCC licenses) under distressed circumstances and the risk that we are unable to execute on a successful plan of reorganization and restructuring.

We face several risks relating to the existence of the Voting Rights Triggering Event.

As a result of our not having sufficient funds legally available to repurchase all of our Series B preferred stock for which repurchases were requested on October 15, 2013, a “Voting Rights Triggering Event” occurred (the “Voting Rights Triggering Event”) under the Certificate of Designations under which the Series B preferred stock was issued. For more information regarding the Voting Rights Triggering Event, see Note 11 to our 2017 financial statements that are included elsewhere in this Annual Report. As a result, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors until that event is remedied or the Series B preferred stock is redeemed, waived or amended.  Although these directors were elected to the Board of Directors at our Annual Meeting held on June 6, 2014, they both subsequently resigned from their director positions on August 17, 2017.  Following these resignations, the holders of the Series B preferred stock to date have not exercised their right to elect two new members to our Board of Directors and those two director positions remain unfilled.

Until the Voting Rights Triggering Event is remedied, our business is subject to significant restrictions, unless such restrictions are waived or amended or our Series B preferred stock is refinanced on different terms. Waiving or amending the restrictions described below would require the consent of each holder of Series B preferred stock affected. Under these restrictions, among other things:

•	we are unable to incur any new indebtedness, including indebtedness to refinance the Notes; and
•	our ability to make investments or make restricted payments is significantly limited.

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

In addition, we are currently engaged in litigation with a group of the purported holders of our Series B preferred stock, as summarized above under Part I, Item 1. “Business— Our Continued Recapitalization and Restructuring Efforts —The Series B Preferred Stock Litigation.”

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

Our cash flows, capital resources and cash raised from the FCC spectrum auction and asset sales were insufficient to repay our Notes at their maturity and satisfy our obligations under our Series B preferred stock. As a result, we will need to refinance the Notes or seek their repayment from a combination of sources, which has not yet occurred and at this time we cannot accurately predict when will we be able to do so, if at all. One consequence of this is that we have been forced to reduce or delay investments, acquisitions, the growth of our business generally and capital expenditures and will continue to be in that position until we address the Notes’ maturity. Our monthly cash balances are also significantly less due to the change to pay interest on the Notes on a monthly basis rather than on a semi-annual basis. We face various risks relating to our attempt to sell these assets, including whether we will be able to effect any such sales on attractive terms or at all, the timing of any such sales, their impact on our cash flow and the risks of receiving FCC approval, which we may not be able to obtain. We may not be able to effect any such measures, if necessary, on commercially reasonable terms or at all, and, even if successful, those actions may not allow us to repay our Notes or satisfy our obligations with respect to our Series B preferred stock.

An additional potential consequence is that, if we refinance the Notes, holders of the Series B preferred stock may at the time claim that such refinancing is prohibited by the Certificate of Designations under which the Series B preferred stock was issued. We cannot assure you that we will be able to find sources of cash to pay the Notes. See “—Failure to repay our Notes.”

In addition, we conduct a substantial portion of our operations and own substantive assets through our subsidiaries. Accordingly, repayment of our Notes and satisfying our obligations under our Series B preferred stock is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our Notes. Each subsidiary is a distinct legal entity, and under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Indenture limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required payments on the Notes.

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

As of December 31, 2017, we had $260.3 million of total debt outstanding which does not include the $165.6 million outstanding under the Series B preferred stock (comprised of approximately $90.5 million in liquidation preference and approximately $75.0 million in accrued dividends). Such amount outstanding under our Series B preferred stock is accounted for as a liability under GAAP. Our high indebtedness has had and will continue to have significant effect on our business. Our indebtedness, the terms of the Indenture and the existence of a Voting Rights Triggering Event have had and will continue to have several negative effects on us and creates several risks, including the following:

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

•	heightens our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;
•	places us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt and are not in default as we are;
•	limits management’s discretion in operating our business; and
•	limits our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

Each of these factors may have a material adverse effect on our business, financial condition and results of operations. We do not currently have sufficient cash on hand and we did not generate sufficient cash from operations or the sale of assets or as a result of the Broadcast Incentive Auction to pay the Notes at maturity. See “—Failure to repay our Notes”.

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

The terms of the Indenture and the Certificate of Designations for the Series B preferred stock contain restrictive covenants that impose significant restrictions on us and may limit, or prevent, our ability to engage in acts that may be in our long-term best interest, including restrictions or prohibitions on our ability to:

•	incur or guarantee additional indebtedness, including indebtedness to refinance the Notes;
•	pay dividends or make other distributions, repurchase or redeem our capital stock and make certain restricted investments and make other restricted payments;
•	sell assets;
•	incur liens;
•	enter into transactions with affiliates;
•	enter into sale and leaseback transactions;
•	alter the businesses we conduct;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans and sell assets to the Company and other restricted subsidiaries;
•	enter into change of control transactions;
•	manage our FCC licenses and broadcast license subsidiaries; and
•	consolidate, merge or sell all or substantially all of our assets.

As a result of these restrictions, we are:

•	limited in how we conduct our business;
•	unable to satisfy our current obligations;
•	unable to raise additional debt or equity financing; or
•	unable to compete effectively or to take advantage of new business opportunities, including acquisition opportunities.

These restrictions negatively affect our ability to grow in accordance with our plans, which could have an adverse effect on our business, financial condition, results of operations and cash flow.

Risks Related to Our Business

We face several risks regarding the foreign ownership issue.

In light of the foreign ownership issue we summarize above under Part I, Item I, “Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue” and Part I, Item I, “Federal Regulation of Radio and Television Broadcasting—Foreign Ownership,” under the Communications Act, FCC regulations and our Charter, we face several risks.  As a general matter and because of this foreign ownership issue, we have taken the following steps:

•

As a publicly traded company we review Securities and Exchange Commission filings, though we are dependent in this regard on timely disclosures by third parties and may not be able to determine with certainty the exact amount of our stock that is held by foreign persons or entities at any given time.

•

To the extent necessary to comply with the Communications Act, FCC rules and policies, and any FCC declaratory ruling, our Charter provides that the transfer or conversion of our capital stock, whether voluntary or involuntary, shall not be permitted, and shall be ineffective, if such transfer or conversion would violate (or would result in violation of) the Communications Act or any of the rules or regulations promulgated thereunder or require the prior approval of the FCC, unless such prior approval has been obtained.

•

On November 28, 2017, we notified the purported holders of our Series B preferred stock that we had suspended all of their rights, effective immediately, other than their right to transfer such shares to a citizen of the United States, due to the potential violation of Section 310 of the Communications Act and our Charter resulting from the ownership of a majority of its outstanding Series B preferred stock by foreign persons.

•	We filed Current Reports on Form 8-K on November 28, 2017 and March 26, 2018 with the SEC to publicize and explain the foreign ownership issues and the suspension of rights, among other things.
•

In order to comply with the FCC’s rules establishing procedures to remediate inadvertent noncompliance with the foreign ownership rules, and upon the advice of FCC staff, we also filed a petition for declaratory ruling on December 4, 2017 which we summarize above.

•

On April 27, 2018, we issued Notices of Ineffective Purported Purchase of Series B Preferred Stock to four investors notifying them that their claimed ownership of our outstanding Series B preferred stock shall, after the date of these notices, be treated as void and non-existent, unless and until these investors can demonstrate facts to the contrary supported by relevant documentation, because they attempted to acquire these shares in transactions that, if given effect, would have violated the limitations in our Charter regarding foreign ownership, as summarized under Part I, Item 1, “Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue.”

We took these actions in order to safeguard our most important assets, our FCC broadcast licenses, which would otherwise potentially be at risk if we failed to take appropriate measures to remain in compliance with the Communications Act.

A failure to comply with applicable restrictions on ownership by foreign persons could result in an order to divest the non-compliant ownership, fines, denial of license renewal and/or spectrum license revocation proceedings, any of which would likely have a material adverse effect on our business, financial condition and results of operations.  An FCC ruling denying the relief we requested in our petition for a declaratory ruling could require that we initiate legal proceedings to enforce the protective provisions set forth in our Charter to comply with the foreign ownership provisions of our Charter and the Communications Act, which may take many forms.  Further, the FCC could impose a monetary penalty against us and other significant enforcement penalties if the FCC concludes that we were not in compliance with the Communications Act.  Any of these would likely have a material adverse effect on our business, financial condition and results of operations.

We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital may be adversely affected.

We have historically experienced pre-tax net losses in the past. Failure to achieve sustained profitability may adversely affect our ability to raise additional capital and our ability to meet our obligations. Our inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our Notes, redeem or refinance our Series B preferred stock or finance future acquisitions negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubts about our ability to continue as a going concern.

We face several risks relating to our NOL carry-forwards.

We face several risks to our federal and state NOL carry-forwards that were generated from prior period losses. As of December 31, 2017, these NOL carry-forwards amounted to $86.4 million and $85.4 million, respectively, after giving effect to the reductions described in Note 14 (Income Taxes) to the Consolidated Financial Statements included elsewhere in this Annual Report.

These NOL carry-forwards may expire unused and be unavailable to offset future income tax liabilities. They expire in 2019 through 2037. Based on current information and expectations, it is more likely than not that the Company will not realize the use of all these NOL carry-forwards in the future because it may not generate future taxable income sufficient to use them all prior to expiration. As such, at December 31, 2017, the Company has provided a valuation allowance on substantially all of these NOL carry-forward deferred tax assets. See Note 14 (Income Taxes) to the Consolidated Financial Statements included elsewhere in this Annual Report.

We face the risk that current and future NOL carry-forwards will become subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), and related Treasury Regulations.  As a general matter, our ability to utilize NOL carry-forwards or other tax attributes in any taxable year may be limited if we experience an ownership change for purposes of Section 382. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year testing period. Similar rules may apply under state tax laws. In 2017, we determined that we underwent ownership changes in 2013 and 2017, which reduced available NOL carry-forwards, as described in Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report. We may undergo further, future ownership changes for purposes of Section 382.  The risk of such ownership changes is beyond the ability of the Company to control. Such ownership changes could result from future issuances by the Company or sales of our capital stock by and among third parties, including transfers of our Series B preferred stock. The foreign ownership issue regarding our Series B preferred stock, which we describe under “Part 1. Item 1, Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue,” could well make the determination of an ownership change” for purposes of Section 382 more complex and difficult to make. It is possible that any ownership change could materially reduce our ability to use our NOL carry-forwards or other tax attributes to offset taxable income, which could require us to pay more income taxes than if we were able to fully utilize our NOL carry-forwards.

Finally, we face several risks regarding the Tax Cuts and Jobs Act (the “Tax Legislation”).  We continue to evaluate the impact of the enactment of the Tax Legislation on us, which included a provision to reduce the federal corporate income tax rate to 21% and restrictions on our ability to deduct interest expense and to use future generated NOLs to offset future generated income, among other things. Accordingly, the Tax Legislation, as well as any additional tax reform legislation in the United States or elsewhere or future regulations or interpretations of the Tax Legislation, could affect our business and financial condition by, among other things, decreasing the value of our NOL carry-forwards. In addition, assessing the overall impact of this and other legislation on the value of our NOL carry-forwards is difficult to do for several reasons, including due to the difficulty of making projections of future taxable income.

The risks we summarize above are beyond our ability to control and could have a material adverse impact on our results of operations, financial condition and business.

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

Our New York, Los Angeles and Miami markets accounted for more than 60% of our net revenue for the year ended December 31, 2017. Therefore, any volatility in our revenues or operating income attributable to stations in these markets could have a significant adverse effect on our consolidated net revenue or operating income. A significant decline in net revenue or operating income from our stations in any of these markets could have a material adverse effect on our financial condition and results of operations.

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

In 2017, our television segment was profitable and we recorded positive consolidated operating income for our television segment under our Indenture, however, we may not achieve profitability in the future. We cannot assure you that we will be able to attract viewers and advertisers to our broadcast television operation. If we cannot attract viewers, our television operation may suffer from low ratings, which in turn may deter potential advertisers. The inability to successfully attract viewers and advertisers may adversely affect our revenue and operating results for our television operation. Television programming is a highly competitive business. Television stations compete in their respective markets for audiences and advertising revenues with other stations and larger, more established networks. As a result of this competition, our rating share may not grow, and an adverse change in our local markets could have a material adverse impact on the revenue of our television operation.

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

Cybersecurity risks could affect our operations and adversely affect our business.

We are dependent on the security and reliability of information and communications technology, systems, networks and the Internet. We rely on our information technology systems to manage our business data, communications, advertising content, order entry, and other business processes.  Such use exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events.  Despite our security measures, network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses or other destructive or disruptive software, process breakdowns, or malicious other activities could result in unauthorized access and disclosure of nonpublic corporate or personal information and other sensitive information, the disruption of our services and operations, misstated financial information, liability for stolen assets or information and financial consequences.  We therefore face the risk of an event or attack, resulting in remediation costs, increased cyber security protection costs, lost revenue, legal risks and reputational damage.

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

As of December 31, 2017, we had approximately $355.0 million of unamortized intangible assets, including goodwill of $32.8 million and FCC broadcast licenses of $322.2 million on our consolidated balance sheet. These unamortized intangible assets represented approximately 81% of our total assets. Accounting standards require that goodwill and other intangible assets deemed to have indefinite useful lives, such as FCC broadcast licenses, are not amortized. Accounting standards require that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or FCC broadcast licenses exceeds their fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value and will recognize an impairment loss in our results of operations.

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

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect our business, reputation and results of operations.

We have identified material weaknesses in our internal control over financial reporting. Specifically, controls were not designed to ensure that all transactions, including non-ordinary transactions, were properly classified and presented in the statement of cash flows, and the review process was not effective. Controls were also not designed to detect ownership changes related to Section 382, which imposes an annual limit on the amount of pre-ownership change NOL carry-forwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. Based on these material weaknesses, our management has determined that we have not maintained effective disclosure controls and procedures as of December 31, 2017. See Part II, Item 9A. “Controls and Procedures” for a discussion of our internal control over financial reporting and the material weaknesses.

The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, our reputation, and our results of operations. If we are unable to remediate the material weaknesses in a timely manner, our investors, regulators, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, FCC regulations, and the covenants under the Notes. We are also exposed to lawsuits and investigations, and we could be exposed to additional legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. Legal actions against us may result in payments including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws and regulations. We could incur significant costs in connection with these actions. We have not accrued for any such liabilities.

In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, our reputation, and our results of operations.

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

Raúl Alarcón, Chairman of our Board of Directors, Chief Executive Officer and President, beneficially owns shares of common stock representing approximately 85% of the combined voting power of our outstanding shares of common stock as of December 31, 2017. Such combined voting power includes Mr. Alarcón’s voting control over 380,000 shares of Series C preferred stock (convertible into 760,000 shares of Class A common stock) pursuant to his capacity as trustee for the AAA Trust. As a result, Mr. Alarcón generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire Board of Directors, mergers and acquisitions and sales of all or substantially all of our assets, and our recapitalization strategy. Mr. Alarcón’s voting power may allow him to have a greater influence on our corporate strategy than other equity holders.

We cannot assure you that Mr. Alarcón will maintain all or any portion of his ownership or that he would continue as an officer or director if he sells a significant part of his stock. Further, the disposition by Mr. Alarcón of a sufficient number of shares could result in a change in control of our company, which could trigger a variety of federal, state and local regulatory consent requirements and potentially limit our utilization of NOLs for income tax purposes, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows and the secondary market prices of our securities.

The liquidity of our common stock could be adversely affected if we are no longer allowed to trade on the OTCQB Venture Market.

Our inability to continue trading on the OTCQB would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. Without the ability to trade on the OTCQB, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely further decline. In addition to having an adverse effect on the liquidity of our Class A common stock, our inability to meet the Standards for Continued Qualification for the OTCQB would also result in negative publicity and would also make it more difficult for us to raise additional capital or successfully implement our recapitalization strategy. The absence of such continued qualification may further adversely affect the acceptance of our Class A common stock as currency or the value accorded by other parties. Any further impact on our ability to successfully implement our recapitalization strategy will likely continue to adversely affect our ability to execute our long-term business strategy, including any efforts to use equity capital to finance selective acquisitions, reduce our indebtedness or fund our operations.

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

The FCC’s rules and regulations prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Broadcasters risk violating the prohibition against broadcasting indecent/profane material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously pursues its enforcement activities as they apply to indecency and has threatened on more than one occasion to initiate license revocation or license renewal proceedings against a broadcast licensee who commits a “serious” indecency violation. The FCC has substantially increased its monetary penalties for violations of these regulations pursuant to law enacted in 2006 that provides the FCC with authority to impose fines of up to $397,251 per incident or profane utterance with a maximum forfeiture exposure of $3,666,930 for any continuing violation arising from a single act or failure to act. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation.

In July 2010, the Second Circuit issued a decision in which it vacated the FCC’s indecency policy as unconstitutional. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and Fox for the specific broadcasts at issue in that case because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives. However, the Court did not make any substantive ruling regarding the FCC’s indecency standards. In April 2013, the FCC requested comments on its indecency policy, including whether it should ban the use of fleeting expletives or whether it should only impose fines for broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policies generally and in 2015 issued a Notice of Apparent Liability for the then-maximum forfeiture amount of $325,000 against a television station for violation of its indecency policy. We cannot predict whether Congress will consider or adopt further legislation in this area.

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

See also “―We face several risks regarding the foreign ownership issue.”

There is significant uncertainty regarding the FCC’s media ownership rules, and any changes to such rules could restrict our ability to acquire broadcast stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. The FCC is required to review quadrennially the following media ownership rules and to modify, repeal or retain any rules as it determines to be in the public interest.  The FCC recently repealed the newspaper-broadcast cross-ownership rule and the radio-television cross-ownership rule.  In addition to the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against us or any of our license-holding subsidiaries, or any FCC licenses from which we are acquiring a station, could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on, its consent to the assignment or transfer of control of licenses.  In addition, where proposed acquisitions might result in local radio advertising revenue concentration, the DOJ and/or the FTC could undertake their own reviews and could attempt to block or place restrictions or conditions on such transactions.

We may be adversely affected by comprehensive tax reform.

On December 22, 2017, the Tax Legislation was signed into law. The Tax Legislation contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Legislation is uncertain, and our results of operations, cash flows and financial conditions could be adversely affected.

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
(2)

Facility is used for the offices and studios for our New York radio stations and certain internet and television operations. The Company has currently entered into an agreement to sell this property and is expected to close during the third quarter of 2018.

(3)

During part of 2017, facility was used as the offices and studios for our Los Angeles radio stations and certain internet and television operations.  On June 9, 2017 we closed on the sale of this facility.

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

In addition, we own the transmitter sites for five of our eleven radio stations in Puerto Rico. We lease (i) all of our other transmitter sites, with lease terms that expire between 2018 and 2082, assuming all renewal options are exercised, and (ii) the office and studio facilities for our radio station in Chicago.  We lease backup transmitter facilities for our stations WSKQ-FM and WPAT-FM in New York, KLAX-FM and KXOL-FM in Los Angeles, WLEY-FM in Chicago, WRMA-FM, WCMQ-FM and WXDJ-FM in Miami, and KRZZ-FM in San Francisco. We own a back-up transmitter site in San Juan, Puerto Rico for any of our five radio stations covering the San Juan metropolitan area. These backup transmitter facilities are a significant part of our disaster recovery plan to continue broadcasting to the public and to maintain our stations’ revenue streams in the event of an emergency.

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

The Pretrial Conference was held on August 14, 2017 and a hearing to mark the evidence was scheduled for October 13th, but due to the passage of Hurricanes Irma and María, said hearing was cancelled until further notice. The trial dates previously scheduled for October 23 through November 2, 2017 were also cancelled until further notice from the Court.  On February 16, 2018 the court held a status conference hearing to schedule the trial dates.  The trial was set to begin on August 16, 2018 for a two day trial. At this stage, an estimate of loss cannot be made, however, we believe we have good defenses and it is not probable that the outcome of the litigation will result in a material loss or liability to us.

Telephone Consumer Protection Act Class Action Complaint

On August 24, 2017, Adam Bugbee filed a putative class action against us in the United States District Court, for the Northern District of Illinois, alleging violations of the Telephone Consumer Protection Act (the “TCPA”) and related regulations, particularly the National Do-Not-Call provisions.  The complaint asserted a violation of the TCPA for allegedly sending unsolicited automated telemarketing messages to the cellular telephones of the plaintiff and others, thereby invading their privacy.  The complaint sought class certification and statutory damages.  In addition, the plaintiff sought injunctive relief prohibiting the challenged conduct in the future.  On March 6, 2018, the parties filed with the Court their Stipulation of Dismissal With Prejudice, and on March 20, 2018 an Order of Dismissal With Prejudice was entered and the case was closed.

Series B Preferred Stock Litigation

In addition, we are involved in litigation with certain purported holders of our Series B preferred stock described in more detail in Part I, Item I. “Business, Our Continued Recapitalization and Restructuring Efforts—The Series B Preferred Stock Litigation.”

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

On January 19, 2017, our Class A common stock was suspended from trading on the NASDAQ Global Market, pending delisting, and began trading on the OTCQX® Best Market (U.S. Tier) under the symbol “SBSAA”.  On March 14, 2018 our Class A common stock was moved to and began trading on the OTCQB Venture Market under the same symbol “SBSAA”. The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the NASDAQ Global Market and the OTCQX® Best Market (U.S. Tier).

	2017		2016
	High	Low	High	Low
First quarter	$3.18	0.60	$4.31	2.56
Second quarter	1.20	0.40	4.06	3.13
Third quarter	1.60	0.85	4.35	3.12
Fourth quarter	0.95	0.13	4.90	3.00

(b)	Record Holders

As of May 8, 2018, there were approximately 90 record holders of our Class A common stock, three record holders of our Class B common stock and one record holder of our Series C preferred stock. These figures do not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There is no established public trading market for our Class B common stock or our Series C preferred stock. Our Class B common stock is convertible into our Class A common stock on a share-for-share basis, and each share of the Series C preferred stock is convertible into two shares of Class A common stock.

(c)	Dividends

We have not declared or paid any cash or stock dividends on any class of our common stock in the last two years and we do not expect to pay dividends for the foreseeable future. We intend to retain future earnings for use in our business. Under the Indenture, we are restricted from paying dividends or equity securities, and, due to the Voting Rights Triggering Event, we are not permitted to declare or pay any cash or stock dividends on shares of our Class A or Class B common stock until the Voting Rights Triggering Event is remedied or waived. If we were no longer restricted from paying dividends under the Indenture and the Voting Rights Triggering Event were no longer in effect, any determination to declare and pay dividends would be made by our Board of Directors based upon our earnings, financial position, capital requirements and other factors that our Board of Directors deem relevant.

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

Following the occurrence, and during the continuation of the Voting Rights Triggering Event, we became and are subject to restrictive operating covenants, including a prohibition on our ability to pay dividends on, make distributions to, or redeem or repurchase securities, our Class A common stock and Class B common stock. The Voting Rights Triggering Event will continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock. We do not currently have sufficient funds legally available to be able to satisfy the conditions for terminating the Voting Rights Triggering Event. The Indenture currently prohibits us from paying dividends or from repurchasing the Series B preferred stock.

Under the terms of our Series C preferred stock, we are required to pay dividends on parity with our Class A common stock and Class B common stock and any other class or series of capital stock we create after December 23, 2004.

See Part I, Item 1A. Risk Factors of this Annual Report for a further discussion of our Series B preferred stock, including the consequences of the occurrence of the Voting Rights Triggering Event.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources below for additional information regarding liquidity restrictions on our ability to pay dividends on our common stock.

(d)	NASDAQ Delisting; OTCQX; and OTCQB Venture Market

Trading in our Class A Common Stock on NASDAQ was suspended on January 19, 2017, and trading in our Class A Common Stock on the OTCQX began on the same day.  On September 15, 2017, we received written notice from OTC, advising us that the Company had not remained complaint with its $5 million market capitalization minimum rule during the previous 30 calendar days.  The OTC also informed us that a grace period of 180 calendar days had begun and would expire on March 14, 2018.  Because the Company’s market capitalization had not been at or above $5 million for 10 consecutive trading days by that time, the Company moved its Class A common stock from the OTCQX Best Market (US. Tier) to the OTC’s OTCQB Venture Market on March 14, 2018, otherwise its Class A common stock would have been moved from OTCQX U.S. to OTC Pink, which may have resulted in further reduced liquidity for our Class A common stock.  As a result, the Company’s Class A common stock now trades on the OTCQB Venture Market under the ticker symbol “SBSAA.”

On April 3, 2018, we received a written notice from OTC advising us that the Annual Report and the OTCQB Certification for the year ended December 31, 2017 were due on April 2, 2018 but had not yet been provided to OTC.  On April 27, 2018, we received a second notice reiterating the same.  Under Section 2.2 of the OTCQB Standards, we received a 45 day cure period, or until May 17, 2018, to file the Annual Report on EDGAR and post the OTCQB Certification through the OTC website.  The Company received an extension of the 45 day cure period, from the OTC, until May 31, 2018 to file its Annual Report and until June 30, 2018 to post its OTCQB Certification.  If we do not post the OTCQB Certification by June 30, 2018, our Class A Common Stock that is currently listed on the OTCQB Venture Market will be downgraded to OTC Pink.  We currently intend to post the OTCQB Certification as soon as reasonably practicable and, in any case, prior to June 30, 2018, to maintain our listing on the OTCQB Venture Market.

(e)	Equity Compensation Plans and Other Equity Compensation

The following table sets forth, as of December 31, 2017, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

	Number of Shares
	to be Issued	Weighted-Average	Number of Securities
	Upon	Exercise	Remaining Available
	Exercise of	Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
	Options,	Options,	Compensation Plans
	Warrants	Warrants	(excluding
Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Stockholders:
2006 Omnibus Equity Compensation Plan	295,000	$3.62	—
1999 Stock Option Plan	22,500	3.39	—
Equity Compensation Not Approved by Stockholders:
Non-Qualified Employee Inducement Award	75,000	2.99	—
Total	392,500		—

Recent Sales of Unregistered Securities

We have not made any sales of unregistered equity securities for the period covered by this Annual Report.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding equity securities for the period covered by this Annual Report.

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving 85 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 17.4 million listeners in an average week with our targeted networks.  For the years ended 2017 and 2016, our radio revenue was generated primarily from the sale of local, national and network advertising, and our radio segment generated 89% and 90% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico and through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week.  For the years ended 2017 and 2016, our television revenue was generated primarily from the sale of local advertising and paid programming and generated 11% and 10% of our consolidated net revenues, respectively.

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

Our Continued Recapitalization and Restructuring Efforts

We have not repaid our outstanding Notes and continue to evaluate all options to effect a successful recapitalization or restructuring of our balance sheet, including a refinancing of the Notes.  Our refinancing efforts have been made more difficult and complex with the litigation with certain purported holders of our Series B preferred stock and the foreign ownership issue.  We provide more information about each of these items under Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts,” and under “—Liquidity and Capital Resources” below.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the years ended 2017 and 2016, local revenue comprised 66% and 67% of our gross revenue, respectively.

•

National and network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the years ended 2017 and 2016, national revenue comprised 11% and 13% of our gross revenue, respectively. Network sales consist of advertising airtime sold on our AIRE Radio Networks platform by our network sales staff. For the years ended 2017 and 2016, network revenue comprised 6% and 6% of our gross revenue.

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

In addition to cash advertising revenue, we also generate revenue from barter sales, special events revenue, interactive revenue, syndication revenue, subscriber revenue and other revenue. For the years ended 2017 and 2016, these revenues combined comprised approximately 17% and 14% of our gross revenue, respectively.

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

Year Ended 2017 Compared to Year Ended 2016

The following summary table presents separate financial data for each of our operating segments (in thousands).

	Year Ended
	December 31,
	2017	2016
Net revenue:
Radio	$119,493	129,544
Television	15,216	15,075
Consolidated	$134,709	144,619
Engineering and programming expenses:
Radio	$23,542	23,514
Television	6,932	7,598
Consolidated	$30,474	31,112
Selling, general and administrative expenses:
Radio	$53,108	49,418
Television	5,718	6,688
Consolidated	$58,826	56,106
Corporate expenses:	$10,403	10,588
Depreciation and amortization:
Radio	$1,834	1,905
Television	2,218	2,378
Corporate	297	409
Consolidated	$4,349	4,692
Gain on the disposal of assets, net:
Radio	$(12,558)	(11)
Television	(3,319)	—
Corporate	(17)	—
Consolidated	$(15,894)	(11)
Recapitalization costs:
Radio	$—	—
Television	—	—
Corporate	6,021	—
Consolidated	$6,021	—
Other operating gains:
Radio	$—	—
Television	—	—
Corporate	—	(37)
Consolidated	$—	(37)
Other operating income:
Radio	$—	—
Television	—	—
Corporate	(3)	—
Consolidated	$(3)	—
Operating income (loss):
Radio	$53,567	54,718
Television	3,667	(1,589)
Corporate	(16,701)	(10,960)
Consolidated	$40,533	42,169

The following summary table presents a comparison of our operating results of operations for the years ended December 31, 2017 and 2016. Various fluctuations illustrated in the table are discussed below. This section should be read in conjunction with our consolidated financial statements and related notes.

	Year Ended
	December 31,
	2017	2016
Net revenue	$134,709	144,619
Engineering and programming expenses	30,474	31,112
Selling, general and administrative expenses	58,826	56,106
Corporate expenses	10,403	10,588
Depreciation and amortization	4,349	4,692
Gain on disposal of assets, net of disposal costs	(15,894)	(11)
Recapitalization costs	6,021	—
Other operating gains	—	(37)
Other operating income	(3)	—
Operating income	$40,533	$42,169
Interest expense	(35,850)	(40,162)
Dividends on Series B preferred stock classified as interest expense	(9,733)	(9,734)
Interest income	13	13
Income tax (benefit) expense	(24,658)	8,628
Net income (loss)	$19,621	$(16,342)

Net Revenue

The decrease in our consolidated net revenues of $9.9 million or 7% was due to decreases in our radio segment offset by increases in our television segment net revenues. Our radio segment net revenues decreased $10.0 million or 8%, due to decreases in local, national and network sales which were offset by increases in special event revenues.  Our special events revenue increase occurred primarily in our Los Angeles and San Francisco markets.  Our television segment net revenues increased $0.1 million or 1%, due to the receipt of a non-broadcast subscriber based revenue true up payment offset by decreases in local revenues.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.6 million or 2% was due to the decrease in our television segment’s expenses. Our radio segment expenses increased less than $0.1 million or less than 1%, mainly due to lower transmission costs and taxes offset by an increase in content production costs associated with the new LaMusica App and legal settlements.  Our television segment expenses decreased $0.7 million or 9%, primarily due to an increase in production tax credits which offset originally produced content production costs in Puerto Rico.

Selling, General, and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of $2.7 million or 5% was due to increased expenses in our radio segment offset by decreases in the television segment.  Our radio segment expenses increased $3.7 million or 7%, primarily due to increases from managing special events through thirds parties to mitigate related exposure, taxes and licenses, AIRE network-affiliate station compensation, bad debt and facilities expenses offset by decreases in sales related commissions and bonuses.  Our television segment expenses decreased $1.0 million or 15%, primarily due to decreases in barter, professional fees and commission expenses.

Corporate Expenses

Corporate expenses decreased $0.2 million or 2% primarily due to decreases in professional fees and non-cash stock-based compensation offset by increases in compensation and benefits and airline charters to provide humanitarian relief to Puerto Rico after Hurricane Maria.

Gain on the disposal of assets

The increase in gains from the disposal of assets of $15.9 million was primarily related to having recognized gains on the sale of our Los Angeles facility in June 2017 and the relinquishment of one of our Puerto Rico television station’s related spectrum in December 2017.

Recapitalization Costs

The increase in recapitalization costs of $6.0 million was primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization and restructuring plan.  Also included in these amounts are the consent fees paid to the ad hoc group of investors owning more than 75% of the principal amount of the outstanding Notes who entered into a forbearance agreement with us on May 8, 2017, as well as the legal and financial advisory fees incurred by these Holders.

Operating Income

The decrease in operating income of $1.6 million or 4% was mainly due to the gain on the disposal of assets offset by the decrease in net revenue and increases in recapitalization, selling, general and administrative expenses.

Interest Expense, net

The decrease in interest expense of $4.3 million or 11% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017.

Income Tax Benefit

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law.  This new tax legislation, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018.  In 2017, our effective tax rate was (489.5)% compared to 111.9% in 2016.  The decrease in effective tax rate from 111.9% to (489.5)% is attributed to a revaluation of deferred tax assets and liabilities as a result of the passage of the Act, change in valuation allowance, and impact of Section 382 ownership change.  Exclusive of the impacts from revaluation of our deferred tax assets and liabilities related to the enactment of the Act, our effective tax rate would have been 198.9%. Our effective tax rate will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income, amount of interest expense disallowance, and the amount of valuation allowance on the deferred tax assets.  Discrete items particular to a given year may also affect our effective tax rates.

Income tax (benefit) expense changed $33.3 million, from an expense of $8.6 million in 2016 to a benefit of $24.7 million in 2017 primarily as a result of a reduced federal corporate statutory rate.  The decrease in the tax rate was due to the impact of the Tax Legislation, which resulted in a net tax benefit of $34.7 million in 2017, which represents 688.4% of our effective tax rate in 2017,substantially due to a re-measurement of net deferred tax liabilities.

Net Income

The decrease in net loss of $36.0 million was primarily due to the income tax benefit and the decrease in interest expense, net, offset by the decrease in operating income.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of December 31, 2017 and, as of the date of this Annual Report, are as follows:

•

Our Notes, of which there are $260.3 million principal amount outstanding, were payable on April 17, 2017.  Because we did not have sufficient cash on hand and did not generate sufficient cash from operations, asset sales or the FCC spectrum auction, we did not repay the Notes at their maturity.

•

Certain holders of our Series B preferred stock, of which there is $165.6 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $75.0 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under Part I “Business —Our Continued Recapitalization and Restructuring Efforts”.

•

Our current sources of liquidity are our cash and cash equivalents. During 2017, the cash used by our operations and to repay the promissory note earlier in the year exceeded the cash provided by our operations which reduced our cash and cash equivalents during the period.  Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2018, to meet our ordinary course operating obligations over the next twelve month period.

•	We had a working capital deficit of $392.1 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities.

In addition, our inability to repay the Notes at maturity has caused us to conclude there is a substantial doubt about our ability to continue as a going concern for purposes of the determination we are required to make in connection with our evaluation of our financial statements for 2017, as described below under “—Going Concern.”

In 2017, the Company reduced its NOL carry-forwards by $32.8 million because of ownership changes under Section 382, leaving $86.4 million of federal NOL carry-forwards and $85.4 million of state NOL carry-forwards as of the year ended December 31, 2017. The Company had already recorded a full valuation allowance against existing NOL carry-forwards for accounting purposes such that the impact of the change was immaterial for purposes of its financial statements.  In addition, the Company viewed the reduction as immaterial for federal and state income tax purposes because the Company does not expect to utilize all of its remaining NOL carry-forwards prior to expiration based on its expectations of taxable income for the foreseeable future, after making various assumptions. The determination of whether the Company and its subsidiaries will generate sufficient taxable income to utilize its remaining NOL carry-forwards prior to expiration is subject to complex assumptions and judgments and, as a result, is subject to various uncertainties. Accordingly, there is a risk that these write-offs and possible future limitations to the Company’s NOL carry-forwards based on the operation of Section 382 could have a material adverse impact on the Company’s results of operations, financial condition and business. See Note 14 (Income Taxes) in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report and “Item 1A. Risk Factors—Risks Relating to Our Business—We face several risks relating to our NOL carry-forwards.”

We continue to evaluate all options to effect a successful recapitalization or restructuring of our balance sheet, including a refinancing of the Notes.  Our refinancing efforts have been made more difficult and complex with the litigation with certain purported holders of our Series B preferred stock and the foreign ownership issue.  See Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts,” “—Special Note Regarding Forward-Looking Statements” and “—Risk Factors—Risks Related to Our Indebtedness and Preferred Stock.”

Further detail regarding some of the items summarized above follows below:

Our primary source of liquidity is our current cash and cash equivalents. We do not currently have a revolving credit facility or other working capital lines of credit. In addition, for the year ended December 31, 2017, cash used by the Company for operations and to repay the promissory note earlier in the year exceeded the cash provided by our operations which reduced our current cash and cash equivalents during the period. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 and the existence of the Voting Rights Triggering Event. In addition, we also face the potential negative impact of an adverse ruling of the Series B preferred stock litigation, which is described in more detail under Part I. Business, “Our Continued Recapitalization and Restructuring Efforts—The Series B preferred stock Litigation” and Note 15, Contingencies, of the Notes to the Consolidated Financial Statements of this Annual Report.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies—Going Concern.” The Company has also experienced negative cash flows from operations for the twelve-months ended December 31, 2017 which reduced our current cash and cash equivalents during the period.  As of December 31, 2017 and 2016, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability.  Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

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

Notes

As of December 31, 2017, we had outstanding $260.3 million principal amount of our Notes and as a result of our failure to pay the Notes at maturity, an event of default of the covenant to repay the Notes under the Indenture has occurred and is continuing. However, we continue to pay interest on the Notes on a monthly basis. For more information regarding the Notes, see Part I, Item 1. “Business—Our Continued Recapitalization and Restructuring Efforts” and Note 9 to our 2017 financial statements that are included elsewhere in this Annual Report.

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000.00 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of December 31, 2017, we had outstanding $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of $75.0 million.

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

The Certificate of Designations provided holders the right, on October 15, 2013, to require us to repurchase their shares, subject to the legal availability of funds. At the option of the holder, we were required to repurchase the Series B preferred stock at a purchase price equal to 100% of the liquidation preference, or $1,000.00 per share, plus accrued and unpaid dividends. Certain holders of the Series B preferred stock exercised their repurchase option, but we were unable to fully repurchase the Series B preferred stock for which repurchases were requested, resulting in a continuing Voting Rights Triggering Event. During the continuation of a Voting Rights Triggering Event, certain restrictions are imposed on us, including (i) a prohibition on our ability to incur additional new indebtedness, (ii) restrictions on our ability to make restricted payments and (iii) restrictions on our ability to merge or consolidate with other companies or transfer all or substantially all of our assets.  In addition, upon the incurrence and during the pendency of a Voting Rights Triggering Event, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors. A Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock.

As noted above under “—Dividends on Series B preferred stock classified as interest expense”, we report dividends on the Series B preferred stock as interest expense.

For more information regarding the Series B preferred stock, see Note 11 to our 2017 financial statements that are included elsewhere in this Annual Report.

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

For more information regarding the Series C preferred stock, see Note 12 to our 2017 financial statements that are included elsewhere in this Annual Report.

Class A Common Stock

As of December 31, 2017, we had 4,166,991 shares of Class A common stock outstanding.

Class B Common Stock

As of December 31, 2017, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the years ended December 31, 2017 and 2016, with respect to certain of our key measures affecting our liquidity. The changes set forth in the table are discussed below. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

	Year Ended
	December 31,		Change
	2017	2016	$
Capital expenditures:
Radio	$1,134	1,421	(287)
Television	228	539	(311)
Corporate	142	242	(100)
Consolidated	$1,504	2,202	(698)

Net cash flows (used in) provided by operating activities	$(5,816)	8,797	(14,613)
Net cash flows provided by (used in) investing activities	17,464	(4,099)	21,563
Net cash flows used in financing activities	(19,342)	(306)	(19,036)
Net (decrease) increase in cash and cash equivalents	$(7,694)	4,392

We repaid the promissory note relating to the acquisition of the Miami studio building on January 3, 2017.

Capital Expenditures

The decrease in our capital expenditures was primarily due to completed upgrades to television related studio and technical equipment and computer hardware at SBS Miami Broadcast Center in the prior year and reduced current year development costs associated with the LaMusica digital application.

Net Cash Flows (Used in) Provided by Operating Activities

Changes in our net cash flows used in operating activities were primarily a result of the Company commencing to make interest payments on a monthly rather than semi-annual basis on the 12.5% Senior Secured Notes.

Net Cash Flows Provided by (Used in) Investing Activities

Changes in our net cash flows from investing activities were primarily a result of having sold the Los Angeles building and relinquishing the television spectrum in Puerto Rico.

Net Cash Flows Used in Financing Activities

Changes in our net cash used in financing activities were a result of providing a partial pay down of the principal related to the Notes, in June and September 2017, and paying the promissory note related to the SBS Miami Broadcast Center, which was due in January 2017.

NASDAQ Delisting; OTCQX; and OTCQB Venture Market

Trading in our Class A Common Stock on NASDAQ was suspended on January 19, 2017, and trading in our Class A Common Stock on the OTCQX began on the same day. On September 15, 2017, we received written notice from OTC, advising us that the Company had not remained complaint with its $5 million market capitalization minimum rule during the previous 30 calendar days.  The OTC also informed us that a grace period of 180 calendar days had begun and would expire on March 14, 2018.  Because the Company’s market capitalization had not been at or above $5 million for 10 consecutive trading days by that time, the Company moved its Class A common stock from the OTCQX Best Market (US. Tier) to the OTC’s OTCQB Venture Market on March 14, 2018, otherwise its Class A common stock would have been moved from OTCQX U.S. to OTC Pink, which may have resulted in further reduced liquidity for our Class A common stock.  As a result, the Company’s Class A common stock now trades on the OTCQB Venture Market under the ticker symbol “SBSAA.”

On April 3, 2018, we received a written notice from OTC advising us that the Annual Report and the OTCQB Certification for the year ended December 31, 2017 were due on April 2, 2018 but had not yet been provided to OTC.  On April 27, 2018, we received a second notice reiterating the same.  Under Section 2.2 of the OTCQB Standards, we received a 45 day cure period, or until May 17, 2018, to file the Annual Report on EDGAR and post the OTCQB Certification through the OTC website.  The Company received an extension of the 45 day cure period, from the OTC, until May 31, 2018 to file its Annual Report and until June 30, 2018 to post its OTCQB Certification.  If we do not post the OTCQB Certification by June 30, 2018, our Class A Common Stock that is currently listed on the OTCQB Venture Market will be downgraded to OTC Pink.  We currently intend to post the OTCQB Certification as soon as reasonably practicable and, in any case, prior to June 30, 2018, to maintain our listing on the OTCQB Venture Market.

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

Going Concern

We adopted FASB ASU No. 2014-15, Presentation of Financial Statements- Going Concern, during the first quarter of 2016.  This standard defines management’s responsibility to evaluate conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable.  Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements. The accompanying financial statements have been prepared assuming we will continue as a going concern, do not include any adjustments that might result if we were unable to do so but, as we have stated under Part I, Item 1A. “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock,” we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

During 2016, we initiated a change in accounting principle and changed the date of our annual impairment test for indefinite-lived intangible assets, including goodwill, from December 31 to November 30. The change from year-end to such earlier date was preferable to management to facilitate interactions with third party valuation specialists and in order to complete the year-end closing process in a more timely fashion.  Management has assessed that the change had no impact on the results of operations in 2017 or 2016.

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

The key assumptions for the respective markets are further described as follows:

Market Revenue Projections. Revenues are based on estimates of market revenues gathered from various third-party sources. Total market revenues for 2017 were determined based on this data and market revenues were forecast over the 10-year projection period to reflect the expected long-term growth rates for the broadcast industry and each market. Over the 10-year projection period, revenue growth rates have been projected to return to growth rates equal to the expected long-term growth rate in each market. The long-term growth rates have been estimated based on historical and expected performance in each market. In determining revenue growth rates in each market, revenue growth forecasts from various industry analysts are reviewed and analyzed.

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

Risk Adjusted Discount Rates. Discount rates of 9.5% for radio licenses and 11.5% for television licenses were used to calculate the present value of the net after-tax cash flows. The discount rates are based on an after-tax rate determined using the weighted average cost of capital model as of November 30, 2017. The discount rates are not specific to us or to the stations, but are based upon the expected rates that would be used by a typical market participant, which include a risk premium.

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

For example, changes in the discount rates will significantly impact our impairment testing. We note that a 100 basis point increase in the discount rates would result in an impairment of $7.4 million.

The table below presents the percentage within which the fair values of our broadcasting licenses fall relative to their carrying value as of November 30, 2017 for 9 units of accounting (i.e. markets).

	Percentage Range by which the Fair Value Exceeds the Carrying Value for the Units of Accounting as of November 30, 2017
		Greater than	Greater than
	0% to 5%	5% to 15%	15%
Number of units of accounting	—	4	5
Carrying value (in thousands)	$—	$139,871	$182,326

In addition to conducting our annual impairment testing, at each interim reporting period we performed a qualitative assessment for each unit of accounting for triggering events that could have indicated impairment to our FCC broadcasting licenses. In this assessment, we considered the qualitative factors that are outlined in FASB ASC 350-30-35-18B, which include, but are not limited to, the state of the economy, advertising demand, market conditions, broadcasting industry future growth rates, regulatory matters and technology. During the year ended December 31, 2017, we determined that there were no impairments of our FCC broadcasting licenses as tested for impairment as of November 30, 2017.

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

The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for its radio reporting unit.  If the quantitative assessment is necessary, the Company will determine the fair value of its radio reporting unit.  If the fair value of its radio reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the fair value.  The loss recognized will not exceed the total amount of goodwill.

During the years ended December 31, 2017 and 2016, we performed interim and/or annual impairment reviews of our goodwill and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing. In addition, there is currently a net accumulated deficit in our radio reporting unit and we have a net overall accumulated deficit; therefore we considered whether there were any adverse qualitative factors that would indicate that an impairment existed. When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: (1) limited trading volume; and (2) the significant voting control of our Chairman and CEO.
Accounting for Income Taxes

The preparation of our consolidated financial statements requires us to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for financial statement and tax reporting purposes. These temporary differences result in the recognition of deferred tax assets and liabilities, which are included in our consolidated balance sheets. FASB ASC 740, Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of adopting FASB ASC Topic 350, Intangibles – Goodwill and Other, amortization of intangible assets and goodwill ceased for financial statement purposes. As a result, we could not be assured that the reversals of the deferred tax liabilities relating to those intangible assets and goodwill would occur within our NOL carry-forward period. Therefore, on the date of adoption, we established a valuation allowance for substantially all of our deferred tax assets due to uncertainties surrounding our ability to utilize some or all of our deferred tax assets, primarily consisting of NOL, as well as other temporary differences between financial statement and tax reporting purposes.  We expect to continue to reserve for any increase in our deferred tax assets in the foreseeable future with the exception of certain deferred tax assets of a U.S. licensing entity and AMT credits in the U.S., which can be used to offset the indefinite lived intangible DTLs in the U.S.  If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. The Company’s accounting policy is to not record the amount of NOL carry-forwards that will expire due to Section 382 limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially affect our financial position and results of operations.

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

Revenue Recognition

We recognize broadcasting revenue as advertisements are aired on our stations, subject to meeting certain conditions such as persuasive evidence that an agreement exists, a fixed and determinable price, and reasonable assurance of collection. Our revenue is presented net of agency commissions.  Agency commissions, where applicable, are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency and the agency remits gross billings, less their commission, to us when the advertisement is not placed directly by the advertiser. We recognize special events revenue from ticket sales, as well as profit-sharing arrangements, as concerts and events are conducted and occur. Payments received in advance of being earned are recorded as customer advances.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of the years ended December 31, 2017 and 2016, respectively. However, there can be no assurance that inflation will not have an adverse impact on our future operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The information called for by this Item 8 is included in Item 15, under “Financial Statements” and “Financial Statement Schedule” appearing at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports or filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2017, the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weaknesses in internal control over financial reporting discussed below, that our disclosure controls and procedures were not effective as of the end of the period covered by this report.  However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

As members of management of the Company, we are responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is a process designed by, and performed under, the supervision of management and effected by our Board of Directors, management and other personnel. Our internal controls provide management and the Board of Directors reasonable assurance that our financial reporting and preparation of financial statements for external purposes are in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that (i) accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

As discussed in Item 4. Controls and Procedures on our Form 10-Q for the quarterly period ended September 30, 2017, management concluded, in November 2017, that a control deficiency with respect to the design of controls related to the classification and presentation of transactions on the Consolidated Statement of Cash Flows constituted a material weakness in internal control over financial reporting. Specifically, controls were not designed to ensure that all transactions, including non-ordinary transactions, were properly classified and presented in the statement of cash flows, and the review process was not effective. Additionally, in March 2018, management concluded that a control deficiency in the process of detecting ownership changes related to Section 382, which impacts the calculation of the provision for income taxes and the measurement of our deferred tax assets constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Since such time, management has implemented the following measures to remediate the material weakness related to the presentation and classification of transactions on the Consolidated Statement of Cash Flows: the Company has (i.) engaged a separate independent third party to assist with the preparation and provide additional guidance to the preparer of the Consolidated Statement of Cash Flows, (ii.) assigned additional management to perform a final review of the Consolidated Statement of Cash Flows, and (iii.) developed a checklist to more clearly identify the specific review procedures performed by management’s final review.  The checklist has also strengthened the Company’s documentation process and the communication between the preparer, management, and the independent third party specialist assisting with the preparation, resulting in an improved evaluation of the Consolidated Statement of Cash Flows.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting, as of December 31, 2017 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we consider that the material weakness related to the classification and presentation of transactions on the Consolidated Statement of Cash Flows not to have been fully remediated and is still present as of December 31, 2017 as the remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

Management is also in the process of reviewing and, as necessary, revising its policies and procedures with respect to controls in the process of detecting ownership changes related to Section 382, which impacts the calculation of the provision for income taxes and the measurement of our deferred tax assets to ensure that all reasonable steps will be taken to correct this material weakness. As part of this process, management expects to enhance the process by involving 3rd party legal and tax specialists to assure ownership changes related to Section 382 are detected timely. The deficiency will not be considered remediated until internal controls are operational for a period of time and tested, and management concludes that the controls are operating effectively.

Attestation Report of the Registered Public Accounting Firm

Not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

In November 2017, management concluded that a control deficiency with respect to design of controls related to the classification and presentation of transactions on the Consolidated Statement of Cash Flows constituted a material weakness in internal control over financial reporting.

During the quarter ended December 31, 2017, management revised its policies and procedures with respect to controls over the classification and presentation of transactions on the Consolidated Statement of Cash Flows.  Except as described above, there were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Board of Directors currently consists of six Common Stock Directors. Each of the Common Stock Directors is standing for reelection to hold office until the next Annual Meeting of Stockholders. Each nominee elected as a Common Stock Director will continue in office until his successor has been elected and qualified, or until his earlier death, resignation, or retirement. The Board has designated as Common Stock Director nominees: Raúl Alarcón, Joseph A. García, Manuel E. Machado, Jason L. Shrinsky, José A. Villamil and Mitchell A. Yelen, each of whom currently serves as a member of the Board.

Common Stock Director Nominees for Election to the Board Of Directors

The following table sets forth information concerning the six nominees for director elected by the holders of Class A and Class B common stock as of the date of this Annual Report. Each of our Common Stock Directors serves until his successor is elected and qualified.

Name	Age	Position with SBS
Incumbent Nominees for Director
Raúl Alarcón	61	Chairman of the Board of Directors, CEO and President
Joseph A. García	73	Senior Executive Vice President, CFO, CAO, Secretary and Director
Manuel E. Machado	50	Director
Jason L. Shrinsky	80	Director
José A. Villamil	71	Director
Mitchell A. Yelen	70	Director

Raúl Alarcón joined us in 1983 as an account executive and has been our President and a director since October 1985 and our CEO since June 1994. On November 2, 1999, Mr. Alarcón became our Chairman of the Board and continues as our CEO and President. Currently, Mr. Alarcón is responsible for our long-range strategic planning and operational matters and is instrumental in the acquisition and related financing of each of our stations. Mr. Alarcón is the son of the late Pablo Raúl Alarcón, Sr. We nominated Mr. Alarcón as a director because we believe he provides a historical perspective to our long operating history, having joined us in 1983 and has extensive experience in Spanish-language media broadcasting.

Joseph A. García has been our CFO since 1984, Executive Vice President from 1996 to 2008, and Secretary since November 2, 1999. On June 3, 2008, Mr. García was elected to the Board and on August 4, 2008, became our Chief Administrative Officer and Senior Executive Vice President. Mr. García is responsible for our financial affairs, operational and administrative matters, investor relations, and has been instrumental in the acquisition and related financing of our stations. Before joining us in 1984, Mr. García spent thirteen years in international financial planning positions with Philip Morris Companies, Inc. and with Revlon, Inc., where he was manager of financial planning for Revlon — Latin America. Mr. García holds an MBA from St. John’s University and is a recipient of the outstanding achievement award from the University. We nominated Mr. García because we believe he provides knowledge and experience in operational and financial matters and a historical perspective on our long operating history, having joined us in 1984.

Manuel E. Machado became one of our directors on June 3, 2010. Since January 2016, Mr. Machado has served as Co-Chairman of C-Com Group, Inc., a Miami-based full service advertising, communications, public relations, digital and social media agency with a wide portfolio of national clients.  From October 2014 through June 2015, Mr. Machado served as a partner of Commonground/MGS, a minority-owned holding company for eight agencies in the areas of consumer marketing, advertising, communications, public engagement and communications for the public sector, public relations, and production services. Prior to the formation of Commonground/MGS, Mr. Machado served as the Chief Executive Officer and Co-Chairman of MGSCOMM, an integrated marketing communications agency, since its formation in March 2003. Under Mr. Machado's leadership, MGSCOMM became one of the fastest-growing marketing communications agencies in the country.  C-Com Group, Inc, Commonground/MGS and MGSCOMM are not affiliates of the Company. Prior to the formation of MGSCOMM in 2003, Mr. Machado developed successful communications programs for some of the world’s most renowned brands such as McDonald’s Corporation, Coors Brewing, Ford Motor Co., Bacardi, Coca Cola, MasterCard International, Proctor & Gamble and Nike. Mr. Machado was also the founder of The Meka Group, a marketing communications agency later known as BVK/Meka, and served as its CEO from 1994 to 2003. Mr. Machado has also held key positions in companies of worldwide recognition such as Univision Network, Burson-Marsteller and

Bacardi. Mr. Machado is a Past Chairman of the Association of Hispanic Advertising Agencies (AHAA), Mr. Machado was recently appointed to serve on the Board of Directors for the Smithsonian Latino Center and the Board of Directors for Continental National Bank.  He has been involved with the community through several organizations, including being named Trustee of the Vizcaya Museum and Gardens, the Latin Grammy’s Host Committee, the WLRN Board of Trustees, and the Voices for Children Foundation Board of Directors. We nominated Mr. Machado because of his knowledge of media advertising and marketing communications.

Jason L. Shrinsky became one of our directors on November 2, 1999. Mr. Shrinsky is a retired partner from the law firm Arnold & Porter Kaye Scholer LLP, which he joined as a partner in 1986. Mr. Shrinsky has been a lawyer counseling corporations and high net worth individuals on financings, mergers and acquisitions, other related financial transactions and regulatory procedures since 1964. Arnold & Porter Kaye Scholer LLP has served as our legal counsel for more than 25 years. We nominated Mr. Shrinsky because of his knowledge of the broadcast industry, financial transactions and regulatory procedures.

José A. Villamil became one of our directors on June 30, 2004. Mr. Villamil has over 35 years of successful experience as a senior business economist, university educator and high-level policymaker for both the Federal and State of Florida governments. Mr. Villamil is the Founder and Senior Advisor of an economic consulting practice, The Washington Economics Group, Inc., a Florida-based firm established in 1993 upon his return to the State from his public service in Washington, D.C., where he served as Chief Economist and U.S. Undersecretary of Commerce for Economic Affairs from 1989 to 1993. Mr. Villamil was selected in 2008 as the founding Dean of the School of Business of St. Thomas University, serving until December 31, 2013. From 1999 to 2000, he directed the Tourism, Trade and Economic Development activities of the state in the Office of the Governor. Mr. Villamil is the immediate past Chairman of the Governor’s Council of Economic Advisors of Florida. Since April 2003, Mr. Villamil has been director of Mercantil Bank, N.A. and Mercantil Holding Corp., and since November 2010, he has been director of Pan-American Life Insurance Group (PALIG). Mr. Villamil is active in professional and community affairs.

Mitchell A. Yelen became one of our directors on September 28, 2007. Mr. Yelen is currently the Director of tax services at Pinchasik, Yelen, Muskat, Stein, LLC, a CPA firm, where he has been employed since 1984 specializing in litigation support, complex tax research and financial planning. Mr. Yelen previously held positions at CPA firms: Kaufman, Rossin & Co., P.A. and Alexander Grant & Co., P.A. Among other degrees, he holds an M.B.A. in Finance from Northwestern University and a J.D. and L.L.M. in taxation from the University of Miami. We nominated Mr. Yelen because of his knowledge of accounting and finance.

2017 Director Compensation

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

Director Compensation

For 2017, annual fees paid to non-employee independent directors are $25,000 for service on the Board; $50,000 for service on the Audit Committee; and $50,000 for service on the Compensation Committee. All directors are reimbursed for the out-of-pocket expenses they incur in connection with their service. The following table summarizes total compensation earned by each non-employee director during 2017.

Name (a)	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Manuel E. Machado (b)	125,000	—	—	125,000
Jason Shrinsky (b)	125,000	—	—	125,000
José Antonio Villamil (b)	125,000	—	—	125,000
Mitchell Yelen (b)	125,000	—	—	125,000
Alan B. Miller (c)	14,583	—	—	14,583
Gary B. Stone (c)	14,583	—	—	14,583

(a)	Raúl Alarcón and Joseph A. García are omitted from this table because they did not receive any additional compensation for service as a director.
(b)

The table below details the aggregate number of option awards outstanding as of December 31, 2017 for each of our non-employee directors. The Company issued its non-employee Common Stock Directors options to purchase 30,000 shares of the Company’s Class A common stock in 2016. The expiration date of each option occurs 10 years after the stock option grant date.

(c)

Messrs. Miller and Stone resigned as directors effective August 17, 2017.  The table above reflects the information known by the Company regarding the compensation for Messrs. Miller and Stone as of the date of this Annual Report.

Director	Number of	Number of	Option	Grant Date	Option
	Options	Options	Exercise	Fair Value	Expiration
	Outstanding	Exercisable	Price	per Share	Date
Manuel E. Machado	5,000	5,000	$17.90	$15.00	6/03/2020
Manuel E. Machado	30,000	30,000	$3.09	$2.80	2/23/2026
Jason Shrinsky	30,000	30,000	$3.09	$2.80	2/23/2026
José Antonio Villamil	30,000	30,000	$3.09	$2.80	2/23/2026
Mitchell Yelen	30,000	30,000	$3.09	$2.80	2/23/2026

Stock Option Plan for Non-Employee Directors

We adopted a separate option plan for our non-employee directors, but this plan terminated on September 26, 2009. The terms of this plan provided that the Board had the discretion to grant stock options to any non-employee director. An aggregate of 30,000 shares of Class A common stock were reserved for issuance under this option plan. The plan was administered by the Board. Although the plan has terminated, the expiration of each option granted occurs 10 years after the stock option grant date. Several Directors currently have options outstanding that were granted under this plan.

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

2006 Omnibus Equity Compensation Plan

On July 18, 2006, our stockholders approved the Omnibus Plan. The Board previously approved the Omnibus Plan at a meeting held on May 3, 2006, which was subject to stockholder approval. An aggregate of 350,000 shares of Class A common stock have been reserved for issuance under this plan. The Omnibus Plan expired on July 17, 2016.

Stockholder approval of the Omnibus Plan allowed (i) the compensation attributable to grants under the Omnibus Plan to meet an exception to the $1,000,000 deduction limit under Section 162(m) of the Code, (ii) incentive stock options issued under the Omnibus Plan to meet the requirements of the Code, and (iii) the Omnibus Plan to meet NASDAQ listing requirements.

The Omnibus Plan provided that grants may have been made to participants of any of the following: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights (“SARs”), (iv) stock units, (v) stock awards, (vi) dividend equivalents, and (vii) other stock-based awards. All employees, members of the Board, and all non-employee directors were eligible to participate. The Compensation Committee approved those individuals who participated in the Omnibus Plan.

Limitations on Directors’ and Officers’ Liability

Our third amended and restated certificate of incorporation has a provision which limits the liability of directors to us to the maximum extent permitted by Delaware law. The third amended and restated certificate of incorporation specifies that our directors will not be personally liable for monetary damages for a breach of fiduciary duty as a director. This limitation does not apply to actions by a director or officer that do not meet the standards of conduct which make it permissible under the Delaware General Corporation Law for SBS to indemnify directors or officers.

Our amended and restated by-laws provide for indemnification of directors and officers (and others) in the manner, under the circumstances and to the fullest extent permitted by the Delaware General Corporation Law, which generally authorizes indemnification as to all expenses incurred or imposed as a result of actions, suits or proceedings if the indemnified parties acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of SBS. The directors elected by the common stockholders have entered into an indemnification agreement with us that provides for indemnification to the fullest extent provided by law. We believe that these provisions are necessary or useful to attract and retain qualified persons as directors and officers. We also currently have directors’ and officers’ liability insurance.

Preferred Stock Directors

On June 6, 2014, holders of our Series B preferred stock elected two new directors to the Board of Directors, pursuant to the Certificate of Designations governing the rights of the Series B preferred stock. On August 17, 2017, Alan B. Miller and Gary B. Stone, the former Preferred Stock Directors, notified SBS of their resignation as members of the Board of Directors.  The holders of the Series B preferred stock have the right to elect two new directors to the Board of Directors to fill the seats vacated by Messrs. Miller and Stone for their unexpired terms at a special meeting of the holders of the Series B preferred stock, which, to our knowledge, as of the date of this Annual Report, has not yet taken place. These two vacancies on the Board of Directors will remain unfilled until such time as the holders of the Series B preferred stock appoint two new Preferred Stock Directors.  Thus, there are no Preferred Stock Directors currently serving on the Board of Directors. Only holders of Series B preferred stock may vote on the Preferred Stock Directors at a special meeting and thus the Preferred Stock Directors are not being voted upon at the Annual Meeting.

Executive Officers who are not Directors

In addition to those directors named above who are also our executive officers, the following table sets forth information concerning non-director employees who serve as our executive officers as of the date of this Annual Report. Our executive officers serve at the discretion of the Board of Directors.

Name	Age	Position with SBS
Executive Officers
Richard D. Lara	49	Executive Vice President and General Counsel
Albert Rodriguez	53	Chief Operating Officer

Richard D. Lara has been Executive Vice President and General Counsel at Spanish Broadcasting System, Inc. since August 1, 2016.  Mr. Lara’s industry and trial experience is broad and substantial. Before joining the Company, Mr. Lara counseled domestic and international corporate clients regarding business disputes, including serving as lead litigator in high-stakes trials both in the federal and state courts.  He practiced law at Mase Lara, P.A., a boutique trial law firm based in Miami, where he concentrated primarily on complex civil and commercial litigation. He has frequently appeared on televised news programs to provide legal commentary. In addition, Mr. Lara is an active member of various community organizations, including serving as current Commissioner of the Judicial Nominating Commission for Florida’s Third District Court of Appeal (appointed by Florida Governor Rick Scott). He also served as the Chair of the 11th Judicial Circuit Grievance Committee for the Florida Bar, and was nominated for “Man of the Year” for the Leukemia & Lymphoma Society.  Mr. Lara received his law degree from Boston College Law School and earned his undergraduate degree from the University of Michigan.

Albert Rodriguez became our Chief Operating Officer on May 16, 2012. Mr. Rodriguez is responsible for overseeing the operations, revenue and profit performance of the Company’s consolidated operations, including radio, television, interactive and entertainment divisions. Previously, Mr. Rodriguez was our Chief Revenue Officer from January 3, 2011 through May 15, 2012. From October 12, 2010 to January 2, 2011, Mr. Rodriguez was the Chief Revenue Officer of our television segment. He was also General Manager of our Miami television market from January 21, 2010 through May 15, 2012. From November 1999 through January 2010, Mr. Rodriguez was the General Sales Manager for our Company’s radio properties in Miami — WCMQ-FM 92.3 “Clásica 92,” WRMA-FM 106.7 “Romance,” and WXDJ-FM 95.7 “El Zol 95.7.” In 2005, under Mr. Rodriguez’s management, El Zol 95.7 set the record for being the highest billing station in Florida’s history, at the time.

Corporate Governance

The Board of Directors

Our business and affairs are managed under the direction of the Board. The Board meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring its approval. The Board also holds special meetings as required from time to time when important matters arise between scheduled meetings that require action by the Board. During 2017, the Board consisted of Raúl Alarcón, Joseph A. García, Manuel E. Machado, Jason L. Shrinsky, José A. Villamil, Mitchell A. Yelen (the Common Stock Directors) and, for a portion of the year, Alan B. Miller and Gary B. Stone (Messrs. Miller and Stone, the former Preferred Stock Directors). The two Preferred Stock Directors resigned from the Board on August 17, 2017. For purposes of serving on committees of the Board, Messrs. Machado, Shrinsky, Villamil and Yelen were deemed to be “independent” for 2017 under Rule 5605(a)(2) of the National Association of Securities Dealers Automatic Quotation System’s (“NASDAQ”) Listing Rules.

Before moving our Class A common stock to the OTCQB® Best Market in January of 2017 and subsequently to the OTCQB Venture Market in March of 2018, our Class A common stock was listed on NASDAQ.  Although we are no longer subject to the NASDAQ listing rules, we have continued to use those rules to determine whether our directors are “independent”.

The Board held a total of five meetings during the year ended December 31, 2017. Each incumbent director who was a director of SBS during 2017 attended 75% or more of the aggregate number of meetings of the Board and the meetings of all committees of the Board on which he served during the period of time in which he served.

Our Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)58(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and a Compensation Committee. These committees are composed solely of independent directors.  The functions and membership of each committee of the Board are set forth below. Our Board does not have a standing nominating committee.

Board Leadership Structure

Raúl Alarcón serves as our Chairman of the Board, President and CEO. Our Board believes that combining the role of Chairman of the Board and CEO furthers the development and execution of the Company’s strategy, facilitates information flow between management and the Board and promotes efficiency given the size of the Company and its operations. Our Board believes that Mr. Alarcón’s service as both Chairman of the Board and CEO is in our and our stockholders’ best interests. In addition, Mr. Alarcón has extensive experience in the broadcasting industry and possesses detailed and in-depth knowledge of the issues, opportunities and challenges that we face. Our Board believes that he is, therefore, best positioned to develop agendas that ensure that our Board’s time and attention are focused on the most critical matters.

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

Committees of our Board of Directors

Audit Committee

The Audit Committee currently consists of Messrs. Machado, Shrinsky, Villamil, and Yelen, each of whom has been determined to be independent as defined under Rule 5605(a)(2) of the NASDAQ Listing Rules and the SEC’s director independence standards for Audit Committee members.  As discussed above, we are no longer required to comply with the NASDAQ listing rules, but we have continued to use them to determine director independence.

The Audit Committee has determined that Mr. Yelen qualifies as an “audit committee financial expert” as that term is defined by applicable SEC rules and regulations and serves as the Chairman of the Audit Committee. All members of the Audit Committee are able to read and understand basic financial statements, including a balance sheet, income statement, and cash flow statement. The Audit Committee held five meetings during 2017. The members of the Audit Committee, consisting of independent directors of the Board, regularly meet in executive session by themselves and, as appropriate, with the Company’s independent registered public accounting firm (the “Independent Registered Public Accounting Firm”), with the Company’s Internal Audit Manager and with the Company’s named executive officers.

The primary purpose of the Audit Committee is to assist the Board in its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, and the qualifications, independence, financial reporting process, and performance of the “Independent Registered Public Accounting Firm”. In fulfilling its oversight responsibilities, the Audit Committee:

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

•	reviews and discusses with management and the Independent Registered Public Accounting Firm the Company’s internal controls;
•	appoints, retains, oversees, and approves the fees paid to the Independent Registered Public Accounting Firm;
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

A full description of the Audit Committee’s primary responsibilities is contained in its written charter, which is publicly available on our website at www.spanishbroadcasting.com under the tab entitled “Investor Relations/Corporate Governance/Audit Committee Charter.”

Compensation Committee

The Compensation Committee currently consists of Messrs. Machado, Shrinsky, Villamil and Yelen, each of whom has been determined to be independent as defined under Rule 5605(a)(2) of the NASDAQ Listing Rules, and the additional independence requirements for Compensation Committee members set forth in Rule 5605(d)(2) of the NASDAQ Listing Rules. As described above, we are no longer subject to the NASDAQ listing rules, but we continue to use them to determine director independence qualifications.  The Board has also determined that each Compensation Committee member qualifies as a “Non-Employee Director” under Rule 16b-3 of the Exchange Act and that each member qualifies as an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  Mr. Villamil serves as the Chairman of the Compensation Committee. The Compensation Committee held six meetings during 2017. The members of the Compensation Committee, consisting of independent directors of the Board, regularly meet in executive session by themselves and, from time to time, with the named executive officers.

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

The Compensation Committee may delegate all or a portion of its duties and responsibilities to a subcommittee. It did not delegate any of its responsibilities in 2017.

A full description of the Compensation Committee’s primary responsibilities is contained in its written charter, which is publicly available on our website at www.spanishbroadcasting.com under the tab entitled “Investor Relations/Corporate Governance/Compensation Committee Charter.”

The Role of Executive Officers in Determining Executive Compensation

Our CEO develops recommendations regarding executive compensation, including proposals relative to compensation for individual executive officers, using internal and external resources. These resources include such things as external data as well as data, reports and recommendations from internal staff. Recommendations from our CEO include and consider all aspects of the compensation program — philosophy, design, compliance and competitive strategy — as well as specific actions regarding individual executive officer compensation. The Compensation Committee reviews these recommendations and decides whether to accept, reject, or revise the proposals.

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

Our outside counsel ensures that appropriate plan documentation and approvals are received in order to keep executive pay programs in compliance with applicable laws and stock exchange listing requirements. Our outside counsel also advises the Audit Committee and the Compensation Committee and also advises our Board regarding compliance with appropriate governance standards and requirements.

Disclosure Committee

The Disclosure Committee, as described below, was established by us to ensure compliance with the reporting requirements established by the SEC and is made up of certain key employees of the Company. The Disclosure Committee currently consists of Joseph A. García (Senior Executive Vice President, CFO, Chief Administrative Officer and Secretary), the chairman of the committee, Albert Rodriguez (Chief Operating Officer), Alex Aleman (Senior Vice President of Operations), Roberto Castro (Vice President of Finance), Frank Soricelli (Corporate Controller), Nelson Santos (Vice President of Management Information Systems), Magalis Necega (Vice President of Human Resources), and Jeannette Menendez (SOX and Internal Audit Manager).

The general purpose of the Disclosure Committee is to design, establish and maintain a system of controls and procedures to ensure that information required to be disclosed in the reports and statements filed by us pursuant to the Exchange Act, is reported in conformity with the rules and forms of the SEC. The Disclosure Committee assists the CEO, CFO and the Audit Committee in monitoring (i) the integrity of the financial statements, policies, procedures and the internal financial and disclosure controls and risks of the Company and (ii) our compliance with regulatory requirements, to the extent that these policies, procedures and controls may generate either financial or non-financial disclosures in our filings with the SEC.

Nominating Committee

Our Board does not have a standing nominating committee or a committee serving a similar function. The Board has determined that rather than a nominating committee, it is the most appropriate body for identifying director candidates and selecting nominees to be presented at each annual meeting of stockholders.

Director Nominations

The Board has not elected to establish a separate nominating committee or formal rules governing director nominations from stockholders. The functions of evaluating and nominating director candidates are performed by the Board as a whole. The Board will, from time to time, review biographical information and background material relating to potential candidates and interview selected candidates. The Board does not currently have a charter or written policy with regard to the nomination process. We have not engaged a third party to assist us in identifying and evaluating the individuals nominated for election as directors at this Annual Meeting.

The Board has not set specific, minimum qualifications that must be met by director candidates. In deciding whether to nominate any particular candidate for election to the Board, the Board considers the appropriate skills and personal characteristics needed in light of the makeup of the current Board, including considerations of each candidate’s integrity, character, sound judgment, business acumen, professional skills and experience, knowledge of our business and industry, differences in viewpoint, education, possible conflicts of interest, the ability to act in the interests of our stockholders and other individual qualities and attributes. Further, while the Board does not have a formal diversity policy, it identifies qualified potential candidates without regard to any candidate’s race, color, disability, gender, national origin, sexual orientation, religion or creed. The Board seeks to ensure the fair representation of all stockholder interests on the Board. The Board believes that the use of these general criteria, along with a non-discriminatory policy, will best result in a Board that evidences that diversity in many respects. The Board believes that it currently maintains that diversity. Although we are no longer subject to NASDAQ listing rules, the Board also considers whether a potential nominee would satisfy the NASDAQ Listing Rules’ definition of “independent” and the SEC’s definition of “audit committee financial expert.” We believe that the backgrounds and qualifications of our directors, considered as a group, provides a composite mix of experience, knowledge and abilities that allows the Board to fulfill its responsibilities.

Stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Stockholder Proposals for Next Annual Meeting.” Stockholders may also send communications to the Board in accordance with the procedures set forth below under the heading “Stockholder Communications with the Board of Directors.”

As a result of the Voting Rights Triggering Event (as defined in the Certificate of Designations under which our 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) was issued), on October 15, 2013, holders of the outstanding Series B preferred stock were entitled to elect two directors to newly created positions on our Board. On June 6, 2014, holders of the Series B preferred stock elected Alan B. Miller and Gary B. Stone to the Board. On August 17, 2017, the Preferred Stock Directors notified us of their resignation as members of the Board.  The holders of the Series B preferred stock have the right to elect two new directors to the Board to fill the seats vacated by Messrs. Miller and Stone for their unexpired terms at a special meeting of the holders of the Series B preferred stock, which, to our knowledge, as of the date of this Annual Report, has not yet taken place. These two vacancies on the Board will remain unfilled until such time as the holders of the Series B preferred stock appoint two new Preferred Stock Directors.  Only holders of Series B preferred stock may vote on the Preferred Stock Directors at a special meeting and thus the Preferred Stock Directors are not being voted upon at the Annual Meeting.

Stockholder Communications with the Board of Directors

Stockholders of SBS seeking to communicate with the Board, the chairs of the Audit and Compensation Committees of the Board, or with any of our other directors, should submit any communications in writing to the following address: Spanish Broadcasting System, Inc., Joseph A. García, Chief Financial Officer, Pablo Raúl Alarcón Media Center, 7007 NW 77th Avenue, Miami, Florida 33166. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” Any such communication must identify the author as a stockholder, must include the stockholder’s full legal name, address, valid telephone number, the number of shares beneficially owned by the stockholder and, if applicable, the name of any specific intended recipient. We will forward any such communication to the full Board or to any individual director or directors to whom the communication is directed following its clearance through normal review and appropriate security procedures.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics (the “Code of Ethics”), which is within the meaning of Code of Ethics under Item 406(b) of Regulation S-K. All of our directors, officers and employees, including our CEO and CFO, are required to abide by our Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner.

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

This Code of Ethics is publicly available on our website at www.spanishbroadcasting.com under the tab entitled “Investor Information/Corporate Governance/Code of Conduct.” If we make substantive amendments to the Code of Ethics or grant any waiver from its provisions to our principal executive, financial or accounting officers, or persons performing similar functions, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

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

If you wish to contact our Audit Committee to report complaints or concerns relating to the financial reporting of our company, you may do so by using the various alternatives provided by us, such as (i) writing directly to the Chairman of the Audit Committee, c/o SOX and Internal Audit Manager, Spanish Broadcasting System, Inc., Pablo Raúl Alarcón Media Center, 7007 NW 77th Avenue, Miami, Florida 33166, (ii) confidentially and anonymously by calling a toll free telephone “hotline” operated by an independent party at (866) 789-1229, (iii) completing a confidential and anonymous report at www.tnwinc.com/webreport, (iv) sending a confidential facsimile to either (770) 409-5008 or 1-800-748-6159 or (v) sending a confidential email to reportline@tnwinc.com. A copy of our Whistleblower Policy is available on our Internet website at www.spanishbroadcasting.com under the tab entitled “Investor Relations/Corporate Governance/Ethics and Compliance Hotline.”

Board of Directors Attendance at Annual Meeting of Stockholders

Although we do not have a formal policy requiring director attendance at our Annual Meeting, all directors and all nominees for election as directors are encouraged to attend the Annual Meeting. Last year, all of our incumbent directors, Common Stock Director nominees and former Preferred Stock Directors, attended our Annual Meeting, either in person or telephonically.

Item 11. Executive Compensation

Summary Compensation Table

The following table discloses compensation for the years ended December 31, 2017 and December 31, 2016, as applicable, received by our (i) President and CEO, Raúl Alarcón, (ii) Senior Executive Vice President, CFO, CAO and Secretary, Joseph A. García, and (iii) our Chief Operating Officer, Albert Rodriguez. These individuals are also referred to in this Annual Report as our “named executive officers” or “NEOs.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)	Option Awards ($)(a)	All Other Compensation	Total ($)
Raúl Alarcón	2017	1,716,346	—(b)	—	—	250,352 (c)	1,966,698
Chief Executive Officer, President and Chairman of the Board of the Directors	2016	1,716,346	—(b)	—	195,818	251,352 (c)	2,163,516

Joseph A. García	2017	514,904	—	—	—	52,982 (d)	567,886
Senior Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Secretary	2016	514,904	—	—	139,870	43,796 (d)	698,570

Albert Rodriguez	2017	294,231	—	—	—	25,860 (e)	320,091
Chief Operating Officer	2016	294,231	—	—	—	22,877 (e)	317,108

(a)

Represents the aggregate grant date fair value computed in accordance with FASB Topic ASC 718 (“ASC 718”). See Note 12(c) to the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of our Annual Report, for a discussion of the assumptions used to value equity-based compensation.

(b)

Pursuant to his employment agreement, Mr. Alarcón is eligible to earn an annual performance bonus of up to $750,000 if certain performance criteria are met; in 2016 Mr. Alarcón would have been entitled to a bonus of $750,000 but waived such right and no performance bonus was awarded in 2017.

(c)

Pursuant to Mr. Alarcón’s employment agreement, he is entitled to the use of an automobile and driver, personal tax services, telecommunication services, health insurance benefits and a separate life insurance policy; additionally, in 2015 the Compensation Committee approved a security plan for Mr. Alarcón. In 2017, we incurred expenses related to his automobile allowance and driver of $83,502, telecommunication services of $24,232, health insurance premiums of $20,775, tax services of $14,939, life insurance premium of $53,769, and no security services, respectively. In 2016, we incurred expenses related to his automobile allowance and driver of $84,823, telecommunication services of $37,858, health insurance premiums of $22,049, tax services of $5,622, life insurance premium of $53,769, and security services of $18,000, respectively. On occasion, Mr. Alarcón makes available to the Company the use of a personal yacht in order to entertain Company clients, conduct Company meetings and meet with executives from the financial, media and advertising sectors. Mr. Alarcón does not charge the Company for this service, nor does the Company normally reimburse Mr. Alarcón for fuel, maintenance charges or docking fees. The company engaged staff in lieu of paying any chartering fees for the business use of the vessel in the amount of $53,135 in 2017 and $29,231 in 2016.

(d)

Pursuant to Mr. García’s employment agreement, he is entitled to a monthly automobile allowance, health insurance benefits and telecommunication services. In 2017, we incurred expenses related to his automobile allowance of $20,400, telecommunications services of $1,238, and health insurance premiums of $31,344, respectively.  In 2016, we incurred expenses related to his automobile allowance of $20,400, telecommunications services of $1,104, and health insurance premiums of $22,292, respectively.

(e)

Mr. Rodriguez is entitled to a monthly automobile allowance and certain health insurance benefits. In 2017, we incurred expenses related to his automobile allowance of $15,600 and health insurance premiums of $10,260, respectively. In 2016, we incurred expenses related to his automobile allowance of $15,600 and health insurance premiums of $7,277, respectively.

Employment Agreements

To further assist our stockholders in understanding the elements of compensation disclosed in the Summary Compensation Table, the material terms of our agreements with our named executive officers are described below.

The Compensation Committee seeks to ensure that our executive compensation aligns with our corporate strategies, business objectives and the long-term interests of our stockholders and helps attract, retain and motivate the key personnel it needs to conduct its business. Compensation levels are intended to fairly compensate the Company’s named executive officers. We use base salary to provide each named executive officer a fixed amount of money during the year with the expectation that he will perform his job to the best of his ability and in the best interests of the Company. We also award discretionary performance and contractual bonuses to our executives when they are earned or warranted. We provide executive officers with limited personal benefits and perquisites that are intended to enhance the attraction and overall retention value of the compensation program. The Compensation Committee believes that severance benefits help retain qualified executives and are an important component of a competitive compensation program.

Raúl Alarcón

The compensation of Mr. Alarcón, our Chairman of the Board, CEO and President, in 2017 was primarily determined by the employment agreement we entered into with him on June 5, 2014 (the “Alarcón Employment Agreement”). The Alarcón Employment Agreement replaced and superseded an employment agreement between the Company and Mr. Alarcón that was entered into on October 25, 1999. The Alarcón Employment Agreement is deemed to be effective as of May 1, 2014 and continues through December 31, 2018. The Alarcón Employment Agreement automatically renews for one successive three-year term until December 31, 2021 unless either party notifies the other that it will not renew the Alarcón Employment Agreement. After December 31, 2021, the Alarcón Employment Agreement automatically renews for successive one-year terms unless sooner terminated pursuant to the terms of the Alarcón Employment Agreement.

Base Salary. Pursuant to the Alarcón Employment Agreement, Mr. Alarcón’s annual base salary is not less than $1,750,000.

Retention Bonus. Pursuant to the Alarcón Employment Agreement, Mr. Alarcón was awarded a retention bonus equal to $1,616,668, of which $216,668 was paid upon execution of the Alarcón Employment Agreement and $50,000 per month was payable for 28 months. For 2017, Mr. Alarcón did not receive any retention bonus payments as the remainder of the retention bonus payments due were paid in 2016.

Annual Bonus. Mr. Alarcón can also earn an annual performance bonus of up to $750,000 if the performance criteria for the year is achieved or exceeded. Additionally, the Compensation Committee may exercise its discretion and award a bonus either in addition to the performance bonus or in the event that no performance bonus is earned. Mr. Alarcón did not receive a bonus for 2017.

Benefits; Perquisites. Mr. Alarcón is entitled to receive executive health insurance benefits provided to all of our executives, such as life and long-term disability insurance for himself and health insurance for himself and his family. In addition, Mr. Alarcón is entitled to certain perquisites, such as travel allowance, life insurance, reimbursement for personal tax, accounting expenses, telecommunications services and the use of a company car and a driver. All company executives are entitled to reimbursement for reasonable related business expenses.

Securities. The Company did not award Mr. Alarcón options or other equity securities during 2017.

Severance. Mr. Alarcón is not entitled to severance benefits upon termination.

Payments upon Termination. If Mr. Alarcón’s employment is terminated for Cause (as defined in the Alarcón Employment Agreement), the Company will pay his accrued base salary and all other benefits accrued through the date of termination. If Mr. Alarcón’s employment is terminated due to his death or disability, the Company will pay his accrued base salary and all other benefits accrued through the date of termination and all non-vested options immediately vest.

Joseph A. García

The compensation of Mr. García, our Senior Executive Vice President, CFO, CAO and Secretary, in 2017 was determined by the amended and restated employment agreement we entered into with him on August 4, 2008, as amended on April 19, 2011 (the “García Employment Agreement”). The initial term of the García Employment Agreement was for three years and automatically renews for additional one-year periods, unless either party gives notice at least 60 days prior to the end of the then-current term.

Base Salary. On August 4, 2008, pursuant to the García Employment Agreement, Mr. García’s annual base salary was increased to $525,000. The base salary is subject to an annual review and may be increased from time to time as recommended by the CEO and approved by the Compensation Committee. The Compensation Committee did not increase Mr. García’s base salary in 2017.

Bonus. Under the García Employment Agreement, if the threshold level of performance is achieved, Mr. García is eligible to receive an annual cash bonus upon the attainment of individual pre-established goals and the Company’s performance goals, of no less than $100,000 and no more than $300,000 for each year completed during the term. No bonus is guaranteed for performance that fails to meet the threshold level of performance. In the event that the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the Federal securities laws, Mr. García is required to reimburse the Company for the amount of any annual bonus or any other incentives paid to him based on the financial results that are materially restated downward. In 2017, Mr. García did not receive a discretionary performance bonus.

Benefits; Perquisites . Mr. García is entitled to receive executive health insurance benefits provided to all of our executives, such as life and long-term disability insurance for himself and health insurance for himself and his family. In addition, under the García Employment Agreement Mr. García is entitled to certain perquisites, such as an automobile allowance and telecommunications services. All company executives are entitled to reimbursement for reasonable related business expenses.

Securities. The Company did not award Mr. García options or other equity securities during 2017.

Severance. Mr. García is entitled to receive severance benefits upon termination in certain circumstances. The severance benefits are described in the “Potential Payments upon Termination or Change in Control” table below.

Albert Rodriguez

The compensation of Mr. Rodriguez, our Chief Operating Officer, in 2017 is reflected below. However, Mr. Rodriguez entered into an employment agreement effective as of February 21, 2018. Pursuant to this agreement, Mr. Rodriguez’s annual base salary was increased to $425,000 and he is entitled to the payment of an annual performance bonus based on the Company’s year-end EBITDA figures. Mr. Rodriguez is also entitled to one year of his base salary if terminated without cause or after a change of control.

Base Salary.  The base salary of Mr. Rodriguez, our Chief Operating Officer, was not increased by the Compensation Committee in 2017. Mr. Rodriguez’s base salary for 2017 remained at $300,000, the same rate established in April of 2011.

Bonus. In 2017, Mr. Rodriguez did not receive a discretionary performance bonus.

Benefits; Perquisites. Mr. Rodriguez is entitled to receive executive medical insurance benefits provided to all of our executives, such as life and long-term disability insurance and health insurance for himself. In addition, Mr. Rodriguez is entitled to certain perquisites, such as an automobile allowance. All company executives are entitled to reimbursement for reasonable related business expenses.

Outstanding Equity Awards At Year-End 2017

The following table summarizes equity awards outstanding as of December 31, 2017 for each of our named executive officers that have outstanding options. The closing price of our Class A common stock on December 29, 2017 was $0.27.

Name (b)	Option Awards				Stock Awards
	Number of	Number of			Number of	Market
	Securities	Securities			Shares or	Value of
	Underlying	Underlying			Units of	Shares or
	Unexercised	Unexercised	Option		Stock That	Units of
	Options	Options	Exercise	Option	Have Not	Stock That
	Exercisable	Unexercisable	Price	Expiration	Vested	Have Not
	(#)	(#)	($)	Date (a)	(#)	Vested ($)
Raúl Alarcón	10,000	—	$2.00	10/27/2018	—	—
	10,000	—	$7.30	10/27/2019	—	—
	10,000	—	$7.70	10/27/2020	—	—
	10,000	—	$1.03	10/27/2021	—	—
	10,000	—	$3.54	10/27/2022	—	—
	10,000	—	$4.05	10/27/2023	—	—
	70,000	—	$3.09	2/23/2026	—	—

Joseph A. García	12,500	—	$4.50	9/3/2018	—	—
	50,000	—	$3.09	2/23/2026	—	—

(a)	The expiration date of each option occurs 10 years after the stock option grant date. If an NEO is terminated, the stock options will expire based on the plan’s terms.
(b)	The table lists only those named executive officers that have outstanding equity awards. Mr. Rodriguez does not have any equity awards outstanding.

Elements of Post-Termination Compensation

We do not have a practice of providing retirement benefits, including any supplemental executive retirement plans, to our NEOs. Messrs. Alarcón and García have entered into employment agreements with us in which these agreements each contain certain post-termination compensation, such as severance payments or change-in-control provisions. In addition, we retain the discretion to utilize the offer of severance and/or change-in-control protection as an incentive in hiring our NEOs.

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

Potential Payments upon Termination or Change in Control

In accordance with the rules of the SEC, the following table presents our estimate of amounts payable to the NEOs, under our 1999 Stock Option Plan, Omnibus Plan and their employment agreements, assuming that each of the indicated triggering events discussed in the table below occurred on December 31, 2017, and the equity awards under the 1999 Stock Option Plan and Omnibus Plan were neither assumed by a successor corporation nor replaced with a cash retention program.

The following table describes and quantifies the benefits and compensation to which the NEOs would have been entitled to under their employment agreements and other existing plans and arrangements if their employment had terminated on December 31, 2017, based on their compensation and services on that date. The amounts shown on the table do not include payments and benefits available generally to salaried employees upon termination of employment, such as accrued vacation pay, distribution from the 401(k) plan, or any death, disability or health benefits available under broad-based employee plans. Post-termination benefits vary by executive and type of termination.

Potential Payments Upon Termination or Change of Control

Name (a)	Severance (Salary) ($)	Severance (Bonus) ($)	Value of Stock Acceleration ($)	Value of Option Acceleration ($)	Other Benefits ($)	Total ($)
Joseph A. García
Death or Disability	1,050,000(b)	—	—	—	—	1,050,000
Without Cause/With Good Reason/Non-Renewal by Company	1,050,000(c)	—	—	—	31,344(d)	1,081,344
Albert Rodriguez
Without Cause	103,846(f)	—	—	—	—	103,846

(a)	Under Mr. Raúl Alarcón’s employment agreement, he would not be entitled to any severance payments were his employment terminated as of December 31, 2017.
(b)	Represents two times the aggregate base salary payments which the executive would have received during a one-year period.
(c)

Represents the aggregate base salary payments for 24 months, which the executive would have received if such termination had not occurred, provided we receive a release in a form acceptable to us and executive complies with his restrictive covenant obligations.

(d)	Represents the aggregate value of the continuation of executive health insurance benefits for up to 12 months after such date of termination.
(e)

In 2017, in the event that the employment is terminated without cause, in exchange for a release in a form acceptable to us, Mr. Rodriguez shall receive one week severance of his then annual base salary for every year served, as per Company policy. Effective February 21, 2018, Mr. Rodriguez entered into a new employment agreement that is summarized above and contains new severance terms.

While we believe that the amounts shown above and the assumptions upon which they are based provide reasonable estimates of the amounts that would have been due to the NEOs in the event that any of the circumstances described above had occurred on December 31, 2017, the actual amounts due to the NEOs upon a triggering event will depend upon the actual circumstances and the employment agreements.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2017, the number of securities outstanding under our equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category			Number of
	Number of		Securities
	Shares to		Remaining
	be Issued	Weighted-	Available
	Upon	Average	for Future
	Exercise of	Exercise	Issuance
	Outstanding	Price of	Under Equity
	Options,	Outstanding	Compensation
	Warrants	Options,	Plans
	and	Warrants	(excluding
	Rights	and Rights	Column(a))
Equity Compensation Plans Approved by Stockholders:
2006 Omnibus Equity Compensation Plan (1)	295,000	$3.62	—
1999 Stock Option Plan (2)	22,500	$3.39	—
Equity Compensation Plans not approved by Stockholders:	—	—	—
Non-Qualified Employee Inducement Award	75,000	$2.99
Total	392,500		—

(1)	The 2006 Omnibus Equity Compensation Plan expired on July 17, 2016. Although the plan has expired, the expiration of each option granted occurs 10 years after the stock option grant date.
(2)

Each of the 1999 Stock Option Plan and the Non-Employee Directors Stock Option Plan terminated on September 26, 2009. Although the plans have terminated, the expiration of each option granted occurs 10 years after the stock option grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Class A and Class B Common Stockholders and Series C Convertible Preferred Stockholders

The following table sets forth information concerning the beneficial ownership of our Class A common stock and our Class B common stock as of May 8, 2018, by:

•	each person known by us to beneficially own more than 5% of any class of our common stock;
•	each director;
•	each named executive officer named in the Summary Compensation Table (the “NEOs”); and
•	all executive officers and directors as a group.

Unless indicated below, each stockholder listed had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, if applicable. As of May 8, 2018, there were 4,216,991 shares of Class A common stock and 2,340,353 shares of Class B common stock outstanding. In addition, as of May 8, 2018 there were 380,000 shares of Series C convertible preferred stock, which are convertible into 760,000 shares of Class A common stock and vote on an as-converted basis with the common stock. Accordingly, in the percentage calculations in the table below, we treat the 760,000 shares of Class A common stock (into which the Series C preferred stock is convertible) as outstanding.

Name and Address (1)(2)	Class A Shares		Class B Shares		Percent
		Percent of		Percent of	of Total	Percent of
	Number	Class A	Number of	Class B	Economic	Total Voting
	of Shares	Shares	Shares	Shares	Interest	Power
Raúl Alarcón (3)	909,910	17.8%	2,340,003	100.0%	43.6%	85.3%
Joseph A. García (4)	77,500	1.5%	—	*	1.1%	*
Richard D. Lara	50,000	1.0%	—	*	*	*
Manuel E. Machado (5)	35,000	*	—	*	*	*
Alberto Rodriguez	—	*	—	*	*	*
Jason L. Shrinsky (6)	30,000	*	—	*	*	*
José A. Villamil (7)	30,000	*	—	*	*	*
Mitchell A. Yelen (8)	33,000	*	—	*	*	*
All executive officers and directors as a group (9)	1,165,410	22.0%	2,340,003	100.0%	45.9%	85.6%

Bluestone Financial LTD (10)	604,776	12.2%	—	*	8.3%	2.1%
Halcyon Capital Management LP (11)	416,000	8.4%	—	*	5.7%	1.5%
Meruelo Investment Partners LLC (12)	343,123	6.9%	—	*	4.7%	1.2%

*	Indicates less than 1%.
(1)

The address of all directors and executive officers in this table, unless otherwise specified, is c/o Spanish Broadcasting System, Inc., Pablo Raúl Alarcón Media Center, 7007 NW 77th Avenue, Miami, Florida 33166.

(2)

As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that the person has the right to acquire within 60 days after that date, regardless if the security is in the money or not. For purposes of computing the percentage of outstanding shares held by each person named above, any security that the person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(3)

Includes 130,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to within sixty days of the date of this table. Includes 53,500 shares of Class B common stock owned by the Alma Alarcón Trust that Raúl Alarcón has sole power to vote the shares as trustee. Also includes 760,000 shares of Class A common stock issuable upon the conversion of the Series C preferred stock that the holder has the right to acquire within sixty days of the date of this table.

(4)	Includes 62,500 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to acquire within sixty days of the date of this table.
(5)	Includes 35,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to acquire within sixty days of the date of this table.
(6)	Includes 30,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to acquire within sixty days of the date of this table.

(7)	Includes 30,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to acquire within sixty days of the date of this table.
(8)	Includes 30,000 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holder has the right to acquire within sixty days of the date of this table.
(9)	Includes 317,500 shares of Class A common stock issuable upon the exercise and/or vesting of securities that the holders have the right to acquire within sixty days of the date of this table.
(10)

Bluestone Financial Ltd (“Bluestone”) has granted David Tomasello, managing director of Bluestone sole power to vote or direct the vote of and to dispose or to direct the disposition of 604,776 shares of Class A common stock. We obtained this information from a Schedule 13D filed by Bluestone Financial Ltd on March 1, 2018.  Nonetheless, the percentages which appear in this table may differ from the percentages disclosed in such filing.  The address of David Tomasello is Vanterpool Plaza, 2nd Floor, Wichkhams Cay I, Road Town, Tortola, British Virgin Islands.

(11)

Halcyon Capital Management LP (“Halcyon”) has the sole power to vote and sole power to dispose of 416,000 shares of Class A common stock.  We have obtained this information from a Schedule 13G filed by Halcyon on February 14, 2018.  Nonetheless, the percentages which appear in this table may differ from the percentages disclosed in such filing.  The address of Halcyon is 477 Madison Ave., 8th Floor, New York, NY  10022.

(12)

Meruelo Investment Partners has sole power to vote and sole power to dispose of 342,123 shares of Class A common stock.  We have obtained this information from a Schedule 13D/A filed by Meruelo Investment Partners on December 8, 2016.  Beneficiaries of the trust hold the remaining voting and disposition power.  The address of Meruelo Investment Partners is 9550 Firestone Boulevard, Suite 105, Downey, California  90241.

Section 16(a) Beneficial Ownership Reporting Compliance

Section16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our securities with the SEC. Reporting Persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during 2017, the Reporting Persons timely complied with all Section 16(a) filing requirements applicable to them.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Approval Policies and Procedures

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Our Audit Committee also reviews and approves our Audit Committee Report included in our proxy statement, filed separately with the SEC on Schedule 14A. In determining whether to approve or ratify a related party transaction, the Audit Committee takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable to us than terms generally available from an unrelated person under the same or similar circumstances, and the extent of the related person’s interest in the transaction. An Audit Committee member cannot participate in any approval or ratification of a related party transaction in which such member is a related person, other than to provide all material information regarding the transaction to the Audit Committee.

Certain Relationships

Alessandra Alarcón, the daughter of Raúl Alarcón, our Chief Executive Officer, is employed by us as Vice President/Director of Engagement of our Los Angeles market.  Her total compensation earned during the fiscal year 2017 was $164,554.  For fiscal year 2016, Ms. Alarcón’s total compensation was less than $120,000.

Eric García, the son of Joseph A. García, our Chief Financial Officer, was employed by us as Radio Revenue Chief and General Manager of our New York Market.  His total compensation earned during the fiscal years 2017 and 2016 was $423,077 and $437,765, respectively.

In connection with the issuance of our Series C convertible preferred stock, we entered into to a stockholder agreement, dated October 5, 2004, among SBS, Raúl Alarcón and CBS Radio Media Corporation (formerly known as Infinity Media Corporation) (“CBS Radio”). CBS Radio is an indirect wholly-owned subsidiary of CBS Corporation. The stockholder agreement remains in effect for so long as CBS Radio or a permitted transferee continues to hold at least 570,000 shares of Class A common stock (or the corresponding amount of Series C convertible preferred stock).  Mr. Alarcon acquired all of CBS Radio’s rights under the CBS Shareholder Agreement in August, 2016. Pursuant to the stockholder agreement, Mr. Alarcón has a right of first negotiation with respect to the sale or transfer of any radio stations we control in the New York City or Miami markets. We are obligated to notify Mr. Alarcón of any such intended transfer and to negotiate with him in good faith for ten business days.  Mr. Alarcón has preemptive rights to purchase his pro rata share of any new equity issuances from time to time by SBS. Without the consent of Mr. Alarcón, we may not amend Section 5.4 of our certificate of incorporation (which sets forth limitations on the transfer of our Class B Common Stock), adopt any “poison pill,” or take any other action that would limit the ability of Mr. Alarcón to acquire or dispose of equity securities in SBS.

See “Security Ownership of Certain Beneficial Owners and Management.”

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Audit and Audit-Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees expected to be billed to us for professional audit services rendered by Crowe for the audit of our annual consolidated financial statements for the year ended December 31, 2017 and 2016, the review of the consolidated financial statements included in our quarterly reports on Form10-Q for such periods and fees expected to be billed for other services rendered by Crowe for such periods.

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
	($ in thousands)	($ in thousands)
Annual audit fees (1)	$535	$574
Audit related fees (2)	17	17
Tax fees	—	—
All other fees	5	14
Total fees for services	$557	$605

(1)

Expected audit fees for the audit of the consolidated financial statements included in the Company’s Annual Reports for the years ended December 31, 2017 and December 31, 2016 and the review of the interim condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q. For the year ended December 31, 2016, this category also includes fees for statutory audits required by the Puerto Rico tax authorities, consents, review of other documents filed with the SEC, and accounting consultations.

(2)	Audit related fees are the fees for the financial statement audit of the Company’s employee benefit plan.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

In accordance with the Audit Committee Charter, the Audit Committee is responsible for appointing and overseeing the work of the Independent Registered Public Accounting Firm. The Audit Committee has not established or adopted pre-approval policies and procedures for the pre-approval of all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm. The Audit Committee may, however, adopt pre-approval policies and procedures in the future if it deems pre-approval policies and procedures to be appropriate for us. The Audit Committee did not rely in 2016 or 2017 upon the exception to the pre-approval requirements provided in 17 C.F.R 210.2-01(c)(7)(i)(c). The Audit Committee provided its prior approval for all audit and non-audit related services reflected in the above table. The Audit Committee reviewed the provision of all non-audit services by the Independent Registered Public Accounting Firm and concluded that the provision of these services was compatible with maintaining the Independent Registered Public Accounting Firm’s independence.

Before engaging the Independent Registered Public Accounting Firm for the audit of the 2017 financial statements, the Independent Registered Public Accounting Firm submitted to the Audit Committee for approval a detailed description of services it expected to render to the Company during that year for each of the following categories of services:

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

The following financial statements have been filed as required by Item 8 of this Annual Report:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2017 and 2016;
•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016;
•	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2017 and 2016;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and
•	Notes to Consolidated Financial Statements.
2.	Financial Statement Schedule

The following financial statement schedule has been filed as required by Item 8 of this Annual Report:

•	Consolidated Financial Statement Schedule – Valuation and Qualifying Accounts.
3.	Exhibits Required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Annual Report.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Spanish Broadcasting System, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spanish Broadcasting System, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficit, and cash flows for the years then ended, and the related notes and consolidated financial statement schedule (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the 12.5% Senior Secured Notes had a maturity date of April 15, 2017. Cash from operations or the sale of assets was not sufficient to repay the notes when they became due. In addition, for the year ended December 31, 2017, the Company had a working capital deficiency and negative cash flows from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2013.

Fort Lauderdale, Florida

May 23, 2018

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and 2016

(In thousands, except share data)

	December 31,	December 31,
Assets	2017	2016

Current assets:
Cash and cash equivalents	$16,141	$23,835
Receivables:
Trade	32,046	32,952
Barter	288	270
	32,334	33,222
Less allowance for doubtful accounts	1,529	745
Net receivables	30,805	32,477
Prepaid expenses and other current assets	8,055	6,597
Total current assets	55,001	62,909
Property and equipment, net	23,464	26,406
FCC broadcasting licenses	322,197	323,961
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,212 in 2017 and $1,116 in 2016	1,336	1,432
Assets held for sale	409	1,377
Other assets	691	384
Total assets	$435,904	$449,275
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,763	$12,733
Accrued interest	1,797	7,290
Unearned revenue	715	1,325
Other liabilities	11	4
12.5% senior secured notes, net of unamortized discount of $0 in 2017 and $629 in 2016 and net of deferred financing costs of $0 in 2017 and $1,138 in 2016.	260,274	273,233
Current portion of other long-term debt	—	4,616
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at December 31, 2017 and 2016 and $75,032 and $65,299 of dividends payable as of December 31, 2017 and 2016, respectively.	165,581	155,848
Total current liabilities	447,141	455,049
Other liabilities, less current portion	3,406	2,955
Derivative instruments	—	17
Deferred tax liabilities	81,271	107,039
Total liabilities	531,818	565,060
Commitments and contingencies (Note 13, 15 and 16)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,166,991 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	526,147	525,999
Accumulated other comprehensive loss, net	—	(102)
Accumulated deficit	(622,065)	(641,686)
Total stockholders’ deficit	(95,914)	(115,785)
Total liabilities and stockholders’ deficit	$435,904	$449,275

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2017 and 2016

(In thousands, except per share data)

	Year Ended
	December 31,
	2017	2016
Net revenue	$134,709	$144,619
Operating expenses:
Engineering and programming	30,474	31,112
Selling, general and administrative	58,826	56,106
Corporate expenses	10,403	10,588
Depreciation and amortization	4,349	4,692
Total operating expenses	104,052	102,498
Gain on the disposal of assets	(15,894)	(11)
Recapitalization costs	6,021	—
Other operating gains	—	(37)
Other operating income	(3)	—
Operating income	40,533	42,169
Other (expense) income:
Interest expense	(35,850)	(40,162)
Dividends on Series B preferred stock classified as interest expense	(9,733)	(9,734)
Interest income	13	13
Loss before income tax	(5,037)	(7,714)
Income tax (benefit) expense	(24,658)	8,628
Net income (loss)	$19,621	$(16,342)
Net income (loss) per common share:
Basic	$2.70	$(2.25)
Diluted	2.70	(2.25)
Weighted average common shares outstanding:
Basic	7,267	7,267
Diluted	7,267	7,267
Net income (loss)	$19,621	$(16,342)
Other comprehensive income, net of taxes- unrealized gain on derivative instrument	102	118
Total comprehensive income (loss)	$19,723	$(16,224)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

Years Ended December 31, 2017 and 2016

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional	Accumulated other		Total
	Number of		Number of		Number of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Par value	shares	Par value	shares	Par value	capital	loss, net	deficit	deficit
Balance at December 31, 2015	380,000	$4	4,166,991	$—	2,340,353	$—	$525,344	$(220)	$(625,344)	$(100,216)
Stock-based compensation	—	—	—	—	—	—	655	—	—	655
Net loss	—	—	—	—	—	—	—	—	(16,342)	(16,342)
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	118	—	118
Balance at December 31, 2016	380,000	4	4,166,991	—	2,340,353	—	525,999	(102)	(641,686)	(115,785)
Stock-based compensation	—	—	—	—	—	—	148	—	—	148
Net income	—	—	—	—	—	—	—	—	19,621	19,621
Unrealized gain on derivative instrument	—	—	—	—	—	—	—	102	—	102
Balance at December 31, 2017	380,000	$4	4,166,991	$—	2,340,353	$—	$526,147	$—	$(622,065)	$(95,914)

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

(In thousands)

	Year Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$19,621	$(16,342)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	9,733	9,734
Gain on the disposal of assets	(15,894)	(11)
Other operating gains	—	(37)
Stock-based compensation	148	655
Depreciation and amortization	4,349	4,692
Net barter income	(207)	(482)
Provision (benefit) for trade doubtful accounts	853	(51)
Amortization of deferred financing costs	1,138	3,397
Amortization of original issued discount	629	1,980
Deferred income taxes	(25,683)	7,992
Unearned revenue-barter	(421)	972
Changes in operating assets and liabilities:
Trade receivables	719	627
Prepaid expenses and other current assets	(1,340)	(1,078)
Other assets	(307)	147
Accounts payable and accrued expenses	5,881	(3,454)
Accrued interest	(5,493)	96
Other liabilities	458	(40)
Net cash (used in) provided by operating activities	(5,816)	8,797
Cash flows from investing activities:
Purchases of property and equipment	(1,504)	(2,202)
Proceeds from the sale of spectrum assets	5,073	—
Proceeds from the sale of property and equipment	13,895	—
Cash payment related to station exchange	—	(1,897)
Net cash provided by (used in) investing activities	17,464	(4,099)
Cash flows from financing activities:
Paydown of 12.5% senior secured notes	(14,726)	—
Payments of other long-term debt	(4,616)	(306)
Net cash used in financing activities	(19,342)	(306)
Net (decrease) increase in cash and cash equivalents	(7,694)	4,392
Cash and cash equivalents at beginning of year	23,835	19,443
Cash and cash equivalents at end of year	$16,141	$23,835
Supplemental cash flows information:
Interest paid	$39,575	$34,668
Income tax paid, net	$28	$395
Noncash investing and financing activities:
Nonmonetary asset exchange	$—	$2,794
Unrealized gain on derivative instruments	$102	$118

See accompanying notes to consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under Part II, Item 7. “Critical Accounting Policies—Going Concern.” As of December 31, 2017 and December 31, 2016, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available. In addition, the Company has experienced negative cash flows from operating activities of $5.8 million for the year ended December 31, 2017 and is currently involved in litigation with some holders of the Series B preferred stock.  See Note 11 elsewhere in these Notes to the consolidated financial statements for additional detail regarding the Series B preferred stock litigation. As further discussed below, both of these recent developments could adversely affect our ability to continue as a going concern.

As discussed in Note 9, the Notes became due on April 15, 2017. Cash from operations and proceeds from the sale of assets and the FCC spectrum auction were not sufficient to repay the Notes when they became due. We have worked and continue to work with our advisors regarding a consensual recapitalization or restructuring of our balance sheet, including through the issuance of new debt or equity to raise the necessary funds to repay the Notes.  The Series B preferred stock litigation and the foreign ownership issue have complicated our efforts at a successful refinancing of the Notes.  The resolution of the recapitalization or restructuring of our balance sheet, the litigation with the purported holders of our Series B preferred stock and the foreign ownership issue are subject to several factors currently beyond our control.  Our efforts to effect a consensual refinancing of the Notes, the Series B preferred stock litigation and the foreign ownership issue will likely continue to have a material adverse effect on us if they are not successfully resolved.

The Company has incurred $6.0 million, for the twelve-months ended December 31, 2017, of recapitalization costs, primarily due to professional fees. Also included in these amounts are the consent fees paid to the certain holders of the Notes who entered into the Forbearance Agreement with the Company, which we summarize in Note 9 as well as the legal and financial advisory fees incurred by such holders.

In the event we are unsuccessful in these efforts and one or more Noteholders seek to exercise remedies against us or our assets, we may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code, among other things, in order to maximize the value of our company for all of our constituents. While we believe that a Chapter 11 filing may create an avenue to successfully execute on our strategy, such a filing may also have several negative consequences to our business, including the costs and negative publicity that surrounds such a filing, reduced advertising revenue due to the uncertainty surrounding the filing, the potential need to sell assets (including the equity of our subsidiaries that own our FCC licenses) under distressed circumstances and the risk that we are unable to execute on a successful plan of reorganization or restructuring.

As a result of generating negative cash flows from operations for the twelve-month period ended December 31, 2017, management has evaluated its cash requirements for the next twelve-month period after the date of these consolidated financial statements and determined that it anticipates generating sufficient cash flows, together with cash on hand, to meet its obligations through the ordinary course operating activities.

The promissory note relating to the acquisition of the Miami studio building was paid on January 3, 2017.

Management is responsible for evaluating whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related footnote disclosures, in accordance with the going concern accounting standard adopted in 2016. Although the Company expects to maintain cash on hand sufficient to meet its operating obligations, its inability to obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our Notes, redeem or refinance our Series B preferred stock, obtain a favorable resolution to the Series B preferred stock litigation, or finance future acquisitions negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

(b)	Revision of Prior Period Consolidated Financial Statements

During the fourth quarter of 2017, the Company determined that there was an ownership change on October 15, 2013 causing the pre-ownership change net operating loss (“NOL”) carry-forwards to be limited under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) and not available to offset future taxable income before they expire. The Company’s accounting policy is to not record the amount of NOL carry-forwards that will expire due to Section 382 limitations.

As a result of the aforementioned ownership change, the Company identified a $1.7 million adjustment related to the prior period partial release of its valuation allowance in the amount of $2.4 million for two of its subsidiaries’ NOL deferred tax assets.  The release of this valuation allowance was recorded in 2015 Consolidated Statements of Change in Stockholders’ Deficit as a decrease to beginning accumulated deficit balance. The release of valuation allowance was overstated by $1.7 million because the related NOL deferred tax assets were not available for future use due to Section 382 limitations resulting from the 2013 ownership change.

In order to assess materiality with respect to the adjustments, the Company considered Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that the impact of the adjustments on prior period consolidated financial statements was immaterial. Therefore, the cumulative adjustment has been recorded as an adjustment of $1.7 million to the balance of accumulated deficit as of December 31, 2015. Due to jurisdictional netting rules, this adjustment was reflected as a decrease to the deferred tax asset of $1.6 million and an increase to the deferred tax liability of $0.1 million. The $1.6 million deferred tax assets and $0.1 deferred tax liability relate to the US Licensing entities.

The impact of the adjustments on the Consolidated Statements of Changes in Stockholders’ Deficit at December 31, 2015 and 2016 is as follows:

	Previously Reported	Adjustment	As Revised
	(In thousands)
Changes to accumulated deficit
Balance at December 31, 2015	$(623,676)	$(1,668)	$(625,344)
Balance at December 31, 2016	(640,018)	(1,668)	(641,686)

Additionally, the impact of the adjustment on the December 31, 2016 Consolidated Balance Sheet is as follows:

	December 31, 2016
	Previously Reported	Adjustment	As Revised
	(In thousands)
Deferred tax assets	$1,615	$(1,615)	$—
Total assets	450,890	(1,615)	449,275
Deferred tax liabilities	106,986	$53	107,039
Total liabilities	565,007	53	565,060
Accumulated deficit	(640,018)	(1,668)	(641,686)
Total deficit	(114,117)	(1,668)	(115,785)
Total liabilities and deficit	450,890	(1,615)	449,275

The Company also identified that the consolidated NOL carry-forward deferred tax assets and the related valuation allowance were therefore overstated in the prior period income tax footnote disclosures by the deferred tax assets associated with the NOL carry-forwards subject to Section 382 limitations and were adjusted. Adjustments were made to the current year income tax footnote to reflect the reduction in beginning balances of NOL deferred tax assets and valuation allowance by $71.6 million and $69.9 million respectively.  Net deferred tax assets were reduced and net deferred tax liabilities were increased by $1.7 million as of December 31, 2016.

The impact of the adjustment on the income tax footnote deferred tax balances at December 31, 2016 is as follows:

	December 31, 2016
	Previously Reported	Adjustment	As Revised
	(In thousands)
Deferred tax assets:
Federal and state NOL carry-forwards	$116,227	$(71,578)	$44,649
Total gross deferred tax assets	161,037	(71,578)	89,459
Less valuation allowance	(158,081)	$69,910	(88,171)
Net deferred tax assets	2,956	(1,668)	1,288
Net deferred tax liability	105,371	1,668	107,039

Additionally, the disclosure of NOLs available for future use at December 31, 2016 was adjusted to reflect the reduced federal and state NOL carry-forward of $106.8 million and $105.4 million, respectively. These NOL carry-forwards are available to offset future taxable income and expire from the years 2019 through 2037.

The Consolidated Statements of Operations for the year ended December 31, 2016 has not been adjusted as there is no impact on net loss to those consolidated financial statements. In considering whether the Company should amend its previously filed Form 10-K 2016, the Company’s evaluation of SAB 99 considered that the aggregate impact of the adjustment did not impact the Company’s loss before income taxes and was not material to the Company’s net loss, had no impact on operating cash flows, and had an insignificant impact on the Consolidated Balance Sheets. In aggregate, the Company does not believe it is probable that the views of a reasonable investor would have changed by this adjustment in the 2016 consolidated financial statements to warrant an amended Form 10-K. Accordingly, the adjustment was made to the December 31, 2016 Consolidated Balance Sheet and the opening balance of accumulated deficit in the Consolidated Statement of Changes in Stockholders’ Deficit for the year then ended as described above using the SAB 108 approach.

(c)	Revenue Recognition

We recognize broadcasting revenue as advertisements are aired on our stations, subject to meeting certain conditions, such as persuasive evidence that an agreement exists, a fixed or determinable price and reasonable assurance of collection. Our revenue is presented net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue. Advertisers remit the gross billing amount to the agency, and then the agency remits gross billings less their commission to us when the advertisement is not placed directly by the advertiser. We recognize special events revenue from ticket sales, as well as profit-sharing arrangements, as concerts and events are conducted and occur. Payments received in advance of being earned are recorded as customer advances, which are included in accounts payable and accrued expenses.

(d)	Valuation of Accounts Receivable

We review accounts receivable to determine which accounts are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our history of write-offs, relationships with our customers, age of the invoices and the overall creditworthiness of our customers. For each of the years ended December 31, 2017 and 2016, we incurred bad debt expense of $0.9 million and generated income from the recovery of previously recognized bad debt expense of $0.1 million, respectively. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

(e)	Property and Equipment

Property and equipment, including capital leases, are stated at historical cost, less accumulated depreciation and amortization. We depreciate the cost of our property and equipment using the straight-line method over the respective estimated useful lives (see Note 7). Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the improvements.

Maintenance and repairs are charged to expense as incurred; improvements are capitalized. When items are retired or are otherwise disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gains or losses are credited or charged to operating income.

(f)	Assets Held for Sale

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

Our indefinite-lived intangible assets consist of FCC broadcasting licenses. FCC broadcasting licenses are granted to stations for up to eight years under the Telecommunications Act of 1996 (“the Act”). The Act requires the FCC to renew a broadcast license if: (i) it finds that the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations, which taken together, constitute a pattern of abuse. We intend to renew our licenses indefinitely and evidence supports our ability to do so. Historically, there has been no material challenge to our license renewals. In addition, the technology used in broadcasting is not expected to be replaced by another technology any time in the foreseeable future. The weighted-average period before the next renewal of our FCC broadcasting licenses is 2.9 years.

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

During 2016, we initiated a change in accounting principle and changed the date of our annual impairment test for indefinite-lived intangible assets from December 31 to November 30. The change from year-end to such earlier date was preferable to management to facilitate interactions with third party valuation specialists and in order to complete the year-end closing process in a more timely fashion.  Management has assessed that the change had no impact on the results of operations in 2017 or 2016.

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

We also consider additional market valuation approaches in assessing whether any impairment may exist at reporting units.  Based on consideration of these factors, during the year ended December 31, 2017, we determined that there were no impairments at the reporting units. Any significant change in these factors will result in a modification of the key assumptions, which may result in an additional impairment.

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

The Company assesses qualitative factors to determine whether it is necessary to perform a quantitative assessment for its radio reporting unit.  If the quantitative assessment is necessary, the Company will determine the fair value of its radio reporting unit.  If the fair value of its radio reporting unit is less than the carrying amount, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the fair value.  The loss recognized will not exceed the total amount of goodwill.

For the years-ended December 31, 2017 and 2016, we performed interim and/or annual impairment reviews of our goodwill, as of November 30, and determined that there was no impairment of goodwill. The estimated enterprise value of our radio reporting unit exceeded its carrying value during our impairment testing.  When evaluating our estimated enterprise value, we utilized an income approach which uses assumptions and estimates which among others include the aggregated expected revenues and operating margins generated by our FCC broadcasting licenses (i.e. our stations) and use of a risk adjusted discount rate. We did not find reconciliation to our current market capitalization meaningful in the determination of our enterprise value given current factors that impact our market capitalization, including but not limited to: limited trading volume; and the significant voting control of our Chairman and Chief Executive Officer.

During 2016, we initiated a change in accounting principle and changed the date of our annual goodwill impairment test from December 31 to November 30. The change from year-end to such earlier date was preferable to Management to facilitate interactions with third party valuation specialists and in order to complete the year-end closing process in a more timely fashion.  Management has assessed that the change had no impact on the results of operations in 2017 or 2016.

(j)	Other Intangible Assets, Net

Other intangible assets, net, consist of favorable leases and agreements acquired. Gross other intangible assets total $2.5 million as of December 31, 2017 and 2016. These assets are being amortized over the lives of the leases; however, not to exceed 40 years.

Amortization expense amounted to $0.1 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. Estimated amortization expense for the five years subsequent to December 31, 2017 is as follows (in thousands):

Year ending December 31:
2018	$96
2019	96
2020	96
2021	96
2022	96

(k)	Deferred Financing Costs

Deferred financing costs relates to our Notes (see Note 9). Deferred financing costs are amortized to interest expense over the term of the related debt using the effective interest method. During the first quarter of 2016, we adopted an accounting standard related to simplifying the presentation of debt issuance costs, which we applied retrospectively.  This new standard required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and not recorded as separate assets.  In 2016, the deferred financing costs of $1.1 million were presented as a reduction to the current liability caption, 12.5% senior secured notes, in accordance with the adopted standard.  There was no deferred financing cost remaining to be amortized as of December 31, 2017 which would be netted against the carrying amount of the debt liability.

(l)	Barter Transactions

Barter transactions represent advertising time exchanged for noncash goods and/or services, such as promotional items, advertising, supplies, equipment and services. Revenue from barter transactions are recognized as income when advertisements are broadcasted. Expenses are recognized when goods or services are received or used. We record barter transactions at the fair value of goods or services received or advertising surrendered, whichever is more readily determinable. Barter revenue amounted to $6.3 million and $7.4 million for the years ended December 31, 2017 and 2016, respectively. Barter expense amounted to $6.1 million and $6.9 million for the years ended December 31, 2017 and 2016, respectively.

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

We file a consolidated federal income tax return for substantially all of our domestic operations. We are also subject to foreign taxes on our Puerto Rico operations. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled and are respectively classified as noncurrent assets or noncurrent liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. The Company’s accounting policy is to not record the amount of NOL carry-forwards that will expire due to Section 382 limitations. We account for uncertain tax positions which require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other noninterest expense, respectively (see Note 14).

(o)	Advertising Costs

We incur advertising costs to add and maintain listeners. These costs are charged to expense in the period incurred. Cash advertising costs amounted to $0.2 million and $0.2 million in the years ended December 31, 2017 and 2016, respectively.

(p)	Contingent Liabilities and Gains

Accounting standards require that an estimated loss from a loss contingency shall be accrued when information available prior to the issuance of the financial statements indicate that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. We believe that our accruals for these matters are adequate. Contingencies that might result in gains are disclosed but not reflected in the financial statements until realization has occurred.

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

Our operations are conducted in several markets across the United States, including Puerto Rico. Our New York, Los Angeles, and Miami markets accounted for more than 60% of net revenue for the years ended December 31, 2017 and 2016. Our credit risk is spread across a large number of diverse customers in a number of different industries, thus spreading the trade credit risk. We do not normally require collateral on credit sales; however, a credit analysis is performed before extending substantial credit to any customer and occasionally we request payment in advance. We establish an allowance for doubtful accounts based on customers’ payment history and perceived credit risks.

(s)	Basic and Diluted Net Loss Per Common Share

Basic net income (loss) per common share was computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock and convertible preferred stock outstanding for each period presented. Diluted net income (loss) per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period. The following table summarizes the net income (loss) applicable to common stockholders and the net income (loss) per common share for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	2017	2016
Net income (loss)	$19,621	$(16,342)
Net income (loss) per common share:
Basic	$2.70	$(2.25)
Diluted	$2.70	$(2.25)
Weighted average common shares outstanding:
Basic	7,267	7,267
Diluted	7,267	7,267

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	2017	2016
Basic weighted average shares outstanding	$7,267	$7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	$7,267	$7,267
Options to purchase shares of common stock and other stock- based awards outstanding which are not included in the calculation of diluted net income (loss) per share because their impact is anti-dilutive	393	389

(t)	Fair Value Measurement

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

We account for our share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2017 and 2016 were reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures.

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

Accounting standards establish the way public business enterprises report information about operating segments in annual financial statements and require those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We have two reportable segments: radio and television (see Note 18).

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

(y)	Recently Issued Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), which expresses the views of the SEC staff regarding the application of FASB Topic 740, Income Taxes, in the reporting period that includes December 22, 2017—the date on which the Tax Cuts and Jobs Act (the "Tax Legislation") was signed into law. SAB 118 provides guidance for entities under three scenarios:

1.	Measurement of certain income tax effects is complete—Entities must reflect the tax effects of the Tax Legislation for which the accounting is complete;
2.

Measurement of certain income tax effects can be reasonably estimated—Entities must report provisional amounts for those specific income tax effects of the Tax Legislation for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, should be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined; and

3.

Measurement of certain income tax effects cannot be reasonably estimated—Entities are not required to report provisional amounts for any specific income tax effects of the Tax Legislation for which a reasonable estimate cannot be determined, and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Legislation.

Entities are to report the provisional amounts of the tax effects of the Tax Legislation in the first reporting period in which a reasonable estimate can be determined. SAB 118 further provides that the measurement period is complete when an entity’s accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. The Company may be able to complete the accounting for some provisions earlier than others. As a result, the Company may need to apply all three scenarios in determining the accounting for the Tax Legislation based on the information that is available. The ultimate impact of the Act on the Company’s consolidated financial statements and related disclosures for 2017 and beyond may differ from current estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Tax Legislation that differ from those presently contemplated. For additional information, see Note 14 to the financial statements.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of certain not-yet-effective guidance on the recognition and measurement of financial assets and financial liabilities. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. Entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company is currently evaluating the effect the update will have on its financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the enactment of the Tax Legislation. The update is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The update is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the US federal corporate income tax rate in the Tax Legislation is recognized. The Company is currently evaluating the effect of this update and does not expect the new guidance to have a material impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), to provide clarity and reduce cost, complexity, and diversity in practice when applying stock compensation guidance to a change to the terms or conditions of a share-based payment award. The update is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company adopted the new guidance in the first quarter of 2018 with no material impact on its financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), to clarify the scope of guidance on the derecognition of nonfinancial assets and to provide guidance for partial sales of nonfinancial assets. The update is effective retrospectively or on a modified retrospective basis for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early application permitted in certain circumstances.  The Company adopted the new guidance on January 1, 2018, using the modified retrospective transition method with no impact on its 2017 financial statements.  The cumulative effect of initially applying the new guidance had no impact on the opening balance of accumulated deficit as of January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is required to be applied prospectively and will be effective for annual or interim impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted the new guidance on a prospective basis in the fourth quarter of 2017 with no current impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This new standard adds and amends SEC paragraphs pursuant to the SEC Staff Announcements which include the disclosure requirement of the impact that recently issued accounting standards will have on the financial statements when such standards are adopted in a future period. This update is effective immediately and its adoption did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805). This new standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective prospectively for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new guidance in the first quarter of 2018 with no material impact on its financial statements.

In October 2016, the FASB issued ASU No. 2016-16, – Income Taxes (Topic 740). The standard requires that the income tax impact of intra-entity sales and transfers of property, other than inventory, be recognized when the transfer occurs.  The standard became effective January 1, 2018, and requires any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach.  The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statements of Cash Flows (Topic 230).  This new standard’s objective is to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230) which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  These updates are effective on a retrospective basis for annual and interim periods beginning after December 15, 2017 with early adoption permitted.  The Company adopted the new guidance in the first quarter of 2018 with no material impact on its financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments – Recognition and Measurement. The new guidance changes how entities measure equity investments and present changes in the fair value of financial liabilities. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value and as such these investments may be measured at cost.  The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted the new guidance in the first quarter of 2018 with no material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which is intended to make minor corrections and to improve and clarify the implementation guidance of Topic 606.  The new standard also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company implemented an evaluation tool to assist it in clearly determining the risks, materiality and complexities associated with its multiple revenue streams. The Company has finalized its assessment of its impacts and determined there will be no material effect on our financial position and results of operations. The timing and amount of revenue recognized based on the new standard is consistent with the revenue recognition policy under previous guidance, however, certain additional financial statement disclosures will be required beginning with 2018 reporting, including additional disaggregated view of revenue. We have adopted the new standard effective January 1, 2018, using the modified retrospective transition method.

(3)	Related Party Transactions

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

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2017 and 2016 consist of the following (in thousands):

	December31, 2017	December 31, 2016
Production tax credits	$5,161	$3,716
Prepaid expenses	1,884	2,287
Other current assets	1,010	594
	$8,055	$6,597

(5)	Assets Held for Sale

During 2016, the Company entered into listing agreements with brokers to sell two buildings and related improvements in New York City and Los Angeles which are part of our radio segment. The two properties have been reclassified from land, building and building improvements, as well as furniture and fixtures to assets held for sale as these assets were approved for immediate sale in their present condition, were expected to be sold within one year and management was actively working to locate buyers for these buildings and related improvements. As of December 31, 2016, the land, buildings and related improvements had a net book value of $1.4 million.

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

Pursuant to an agreement entered into by the Company, as of September 12, 2017, with 26 W. 56 LLC, the Company expects to sell its New York facilities with a carrying value of $0.4 million for $14.0 million, exclusive of closing costs, and is expected to close during the third quarter of 2018. The Company will repay a portion of the outstanding Notes with the resulting net proceeds, as defined by the indenture governing our Notes (the “Indenture”).  The net proceeds are calculated differently than the gain that will be recognized for financial reporting purposes at the time of closing.

As related to the Los Angeles and New York asset sales, and in order to arrive at net proceeds as defined by the Indenture, the Company is permitted to hold back certain amounts related to taxes, relocation expenses and capital expenditures that are expected to become payable in the future. The net proceeds are used to repay a portion of the outstanding indebtedness on our Notes.

A summary of assets held for sale as of December 31, 2017 and December 31, 2016 is as follows (in thousands):

	December31, 2017	December 31, 2016
Land	$—	$850
Property and equipment, net	409	527
	$409	$1,377

(6)	Asset Exchange

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

The asset exchange was accounted for as a non-monetary exchange in accordance with ASC-845 Nonmonetary Transactions, as the Company did not acquire any significant processes to meet the definition of a business in accordance with ASC 805 Business Combinations. As the transaction involved significant monetary consideration, the Company recorded the exchange at fair value. The fair value of the assets received in the asset exchange was $2.9 million, as determined by an independent third party valuation. In addition, the Company paid $1.9 million in cash which we attribute to the value of the acquired television spectrum.  Subsequently, we filed an application to participate and participated in the FCC’s Broadcast Television Spectrum Auction (the “Broadcast Incentive Auction”) with our Puerto Rico television stations to potentially generate cash proceeds.  As a result of the fair value assessment of the assets exchanged, the difference in exchanged fair values of $1.8 million was deemed attributable to the acquired television spectrum and was recorded on the balance sheet under FCC broadcasting licenses.  The Broadcast Incentive Auction concluded in January 2017 and cash proceeds of $5.5 million were received in relation to the sale of the Puerto Rico spectrum which included $4.7 million received from the FCC on July 21, 2017.  We relinquished our Puerto Rico spectrum in December 2017 and recognized a gain of $3.3 million.

(7)	Property and Equipment, Net

Property and equipment, net consists of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016	Estimated useful lives
Land	$6,456	$6,456	—
Building and building improvements	22,160	22,161	7–20 years
Tower and antenna systems	5,623	5,986	10 years
Studio and technical equipment	23,680	25,416	5–10 years
Furniture and fixtures	3,972	4,819	5–10 years
Transmitter equipment	8,637	9,108	10 years
Leasehold improvements	2,794	2,781	1–20 years
Computer equipment and software	9,617	9,362	3–5 years
Other	2,027	2,052	3–5 years
	84,966	88,141
Less accumulated depreciation	(61,502)	(61,735)
	$23,464	$26,406

During the years ended December 31, 2017 and 2016, depreciation of property and equipment totaled $4.3 and $4.6 million, respectively.

During the fourth quarter of 2017, the Company wrote off $1.1 million of fully depreciated property and equipment located in Puerto Rico that was destroyed by Hurricane Maria in September 2017.  The Company carries property damage insurance and has not reached a final settlement with its insurance carrier to rebuild, repair or replace the damaged property and equipment and no assurances can be given that we will be able to recover all our hurricane related losses through our claims.

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2017 and 2016 consist of the following (in thousands):

	2017	2016
Accounts payable – trade	$2,762	$1,774
Accrued compensation and commissions	5,866	5,962
Accrued professional fees	2,669	1,038
Accrued step-up leases	246	284
Accrued franchise and rent tax	1,178	97
Other accrued expenses	6,042	3,578
	$18,763	$12,733

(9)	12.5% Senior Secured Notes due 2017

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

At December 31, 2017, there is $260.3 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  We have sold our Los Angeles real estate for $14.7 million and expect to sell our New York real estate for $14.0 million in the third quarter of 2018, whose net proceeds from the sale of the Los Angeles real estate we used and we expect to use the net proceeds from the sale of the New York real estate to repay the Notes.  See Note 2 elsewhere in these financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

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

On May 8, 2017, the Company, and certain of its subsidiaries entered into a Forbearance Agreement with the certain Noteholders, owning more than 75% the principal amount of the outstanding Notes.  These Noteholders agreed to forbear from exercising any of their rights and remedies under the Indenture, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any event of termination and (b) May 31, 2017.  As part of the Forbearance Agreement, the Company agreed to make monthly interest payments of $2,864,583 on the Notes for the 30 day periods ending on May 15, 2017 and June 15, 2017, rather than on a semi-annual basis as required by the Indenture. The Company also agreed to pay a consent fee to these Noteholders equal to 0.35% of the principal amount of the Notes held by such parties and to pay the legal fees and financial advisor due diligence fees of these Noteholders.  The Forbearance Agreement expired and has not been extended.  As of the date of the filing of these financial statements, the Company had made all of the payments required to be made under the Forbearance Agreement and has continued to make monthly interest payments on the Notes on the 15th day of each month and continued to pay the monthly legal and financial advisor due diligence fees of these Noteholders.

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

A summary of the outstanding balance of our Notes, as of December 31, 2016 and changes through the year ended December 31, 2017, is presented below (in thousands and net of unamortized discount and deferred financing costs). Redemptions listed below were made with the net proceeds of asset sales described above.

12.5% Senior Notes due 2017, net, as of December 31, 2016	$273,233
Amortization of discount and deferred financing cost	1,767
Redemption of Notes (June 9, 2017)	(10,336)
Redemption of Notes (August 23, 2017)	(4,390)
12.5% Senior Notes due 2017, net, as of December 31, 2017	$260,274

(a)	Interest

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the twelve-month period ended December 31, 2017.

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

The Indenture permits us, under specified circumstances, to incur additional debt; however, the occurrence and continuance of the Voting Rights Triggering Event (as defined in Note 11 to the audited consolidated financial statements) currently prevents us from incurring any such additional debt.

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

(c)	Covenants and Other Matters

The Indenture contains covenants that, among other things, limit our ability and the ability of the guarantors to:

•	incur or guarantee additional indebtedness;
•	pay dividends or make other distributions, repurchase or redeem our capital stock and make certain restricted investments and make other restricted payments;
•	sell assets;
•	incur liens;
•	enter into transactions with affiliates;
•	engage into sale and leaseback transactions;
•	alter the businesses we conduct;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans and sell assets to the Company and other restricted subsidiaries;
•	enter into change of control transactions;
•	manage our FCC licenses and broadcast license subsidiaries; and
•	consolidate, merge or sell all or substantially all of our assets.

As a result of our failure to pay the Notes at maturity, an event of default under the Indenture has occurred and is continuing.

(10)	Other Long-Term Debt

Other long-term debt consists of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Promissory note payable, due in monthly principal installments of $26, plus interest at 6.31%, commencing January 2007, with balance due on January 2017	—	4,616
Less current portion	—	(4,616)
	$—	$—

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

Holders of the Series B preferred stock have customary protective provisions. The Certificate of Designations governing the Series B preferred stock (the “Certificate of Designations”) contains covenants that, among other things, limit our ability to:  (i) pay dividends, purchase junior securities and make restricted investments other restricted payments; (ii) incur indebtedness, including refinancing indebtedness; (iii) merge or consolidate with other companies or transfer all or substantially all of our assets; and (iv) engage in transactions with affiliates. Upon a change of control, we will be required to make an offer to purchase these shares at a price of 101% of the aggregate liquidation preference of these shares plus accumulated and unpaid dividends to, but excluding the purchase date.

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

During the continuation of a Voting Rights Triggering Event, certain of the covenants summarized above become more restrictive by their terms including (i) a prohibition on our ability to incur additional indebtedness, (ii) restrictions on our ability to make restricted payments and (iii) restrictions on our ability to merge or consolidate with other companies or transfer all or substantially all of our assets. In addition, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors. At our Annual Meeting of Stockholders in 2014, the holders of the Series B preferred stock nominated and elected Alan Miller and Gary Stone to serve as the Series B preferred stock directors who remained on the Board of Directors until their resignation on August 17, 2017.  The holders of the Series B preferred stock have the right to elect two new directors to the Board of Directors to fill the seats vacated by Messrs. Miller and Stone for their unexpired terms at a special meeting of the holders of the Series B preferred stock.  As of the date of these Consolidated Financial Statements, the holders of the Series B preferred stock have not elected any new directors to fill the vacated seats.  The two vacancies on the Board of Directors will remain unfilled until such time as the holders of the Series B preferred stock appoint two new directors.

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

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The complaint, as amended (the “Preferred Holder Complaint”), alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations governing the Series B preferred stock (the “Certificate of Designations”) in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Third Amended and Restated Certificate of Incorporation (the “Charter”) and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issues described below.

For additional detail regarding the Series B preferred stock litigation, see Note 16, Litigation, of the Notes to the Consolidated Financial Statements.

Given the information that was disclosed to us in the Preferred Holder Complaint regarding the purported ownership of a majority of the Series B preferred stock by foreign entities, we were required to take immediate remedial action in order to ensure that any violations of the Communications Act and our Charter resulting from that ownership did not adversely affect our FCC broadcast licenses and ability to continue our business operations.  Accordingly, on November 28, 2017, consistent with our obligations and authority provided to us under the Communications Act and by Article X of our Charter, we notified holders of our Series B preferred stock that we were suspending all rights, effective immediately, of the holders of the Series B preferred stock, other than their right to transfer their shares to a citizen of the United States.

Additionally, on November 13, 2017, the Company filed a notification with the FCC to apprise the FCC of the possible non-compliance with the Communications Act’s limits on foreign ownership.  On December 4, 2017, the Company also filed a petition with the FCC for declaratory ruling with respect to the potential excess foreign ownership.  The FCC responded to the petition by sending a letter to the Company detailing the information the FCC would need regarding the identities and nature of the purported foreign ownership of the Series B preferred stock to make a determination regarding the Company’s petition and establishing a deadline for the disclosure of that information.  The purported Series B preferred stockholders were therefore required to provide to the Company sufficient information about the extent and nature of their foreign ownership to enable the Company to supplement the petition for declaratory ruling with this additional information.  On March 23, 2018, counsel for the purported holders of most of the Series B preferred stock filed a letter with the FCC supplying a significant portion of the information requested. The Company has reviewed this information in order determine whether it is complete, true and correct, as required by the FCC’s rules, and has requested some additional information from the Series B preferred shareholders. The Company’s petition therefore remains pending before the FCC, and cannot be acted upon until complete ownership information is submitted and has been certified by the Company as true and correct. In addition, on March 26, 2018, we issued a press release and filed a Current Report on Form 8-K with the SEC that disclosed the foreign ownership issue we summarize above, in part, to warn innocent investors of possible attempted, fraudulent transfers of the Series B preferred stock and our request to The Depository Trust Company (“DTC”) to suspend trading in the Series B preferred stock pending the resolution of who validly owns these shares, among other things.  Subsequent to that press release, we believe, based on conversations with DTC, that DTC will not impose a global lock and chill on Series B preferred stock held by its participants.

As of the date of these financial statements, there remain genuine questions regarding valid ownership, or good title, to the Series B preferred stock by these foreign investors.  As a result, we intend to remain vigilant regarding compliance with the Communications Act and our Charter and will continue to evaluate information provided to us by the purported holders of the Series B preferred stock. Because we have not yet received all of the requisite information from the purported holders, we have been unable to effectively determine whether to withdraw the suspension of their rights as owners of such preferred stock or the extent of any additional remedial action by the Company that may be necessary.

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

As of December 31, 2017, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $75.0 million, which is accrued on our consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

Going forward, the Series B preferred stock will be measured at subsequent reporting dates at the amount of cash that would be paid under the conditions specified in the contract, as if the settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest expense. Therefore, the 10 ¾% accruing quarterly dividends will be recorded as interest expense (i.e. “Dividends on Series B preferred stock classified as interest expense”) as required by ASC 480.  During the years 2017 and 2016, we recorded $9.7 million as dividends on Series B preferred stock classified as interest expense.

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

The rights of the Class A common stockholders and Class B common stockholders are identical except with respect to their voting rights and conversion provisions. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class B common stock is convertible to Class A common stock on a share-for-share basis at the option of the holder at any time, or automatically upon a transfer of the Class B common stock to a person or entity which is not a permitted transferee (as described in our Charter). Holders of each class of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. Neither the holders of the Class A common stock nor the holders of the Class B common stock have preemptive or other subscription rights, and there are no redemption or sinking fund provisions with respect to such shares. Each class of common stock is subordinate to our Series B preferred stock. The Series B preferred stock has a liquidation preference of $1,000 per share and is on parity with the Series C preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution of SBS.

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

Other Share-Based Compensation

In February 2016, the Company issued options to purchase 75,000 shares of the Company’s Class A Common Stock to an individual as an inducement to his taking a position with the Company. The options vest over a three-year period and have a ten-year term commencing on their vesting dates.  If the employee is terminated without cause or resigns after a change in control, the options automatically vest. The grant was outside of the Company’s 2006 Omnibus Plan in accordance with the then applicable NASDAQ Stock Market rules.

Accounting for Share-Based Compensation

We recognize share-based compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). Share-based compensation expense is based on awards that are ultimately expected to vest. Share-based compensation for the years ended December 31, 2017 and 2016 was reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors, as well as trends of actual option forfeitures. For the years ended December 31, 2017 and 2016, share-based compensation totaled $148 thousand and $655 thousand, respectively.

As of December 31, 2017, there was $18 thousand of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under all of our plans.  The cost is expected to be recognized over a weighted average period of approximately 1.0 years.

Accounting standards require that cash flows resulting from excess tax benefits be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits related to tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.

During the years ended December 31, 2017 and 2016, no stock options were exercised; therefore, no cash payments were received.  In addition, during the years ended December 31, 2017 and 2016 we did not recognize a tax benefit on our stock-based compensation expense due to our valuation allowance on substantially all of our deferred tax assets.

Valuation Assumptions

We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  There were no stock options granted during 2017. The per share weighted average fair value of the stock options granted to employees during 2016 was $2.63.  The following weighted average assumptions were used for each respective period:

2016
Expected term	7
Dividends to common stockholders	None
Risk-free interest rate	1.45%
Expected volatility	115.39

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

Stock Options and Nonvested Shares Activity

Stock options have only been granted to employees or directors. Our stock options have various vesting schedules and are subject to the employees’ continuing service. A summary of the status of our stock options, as of December 31, 2017 and 2016, and changes during the years ended December 31, 2017 and 2016, is presented below (in thousands, except per share data and contractual life):

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Life (Years)
Outstanding at December 31, 2015	128	11.25
Granted	315	3.06
Exercised	—	—
Forfeited	(35)	18.31
Outstanding at December 31, 2016	408	$4.32
Granted	—	—
Exercised	—	—
Forfeited	(15)	26.07
Outstanding at December 31, 2017	393	$3.48	$—	7.5
Exercisable at December 31, 2017	343	$3.56	$—	7.0

The following table summarizes information about our stock options outstanding and exercisable at December 31, 2017 (in thousands, except per share data and contractual life):

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Vested	Unvested	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Options	Options	Price	Life (Years)	Exercisable	Price
$1.03 - 2.99	45	50	$2.68	8.4	45	$2.33
3.00 - 4.99	273	—	3.21	7.6	273	3.21
5.00 - 9.99	20	—	7.50	2.3	20	7.50
10.00 - 17.90	5	—	17.90	2.4	5	17.90
	343	50	$3.48	7.5	343	$3.56

Nonvested shares (restricted stock) are awarded to employees under our Omnibus Plan. In general, nonvested shares vest over two to five years and are subject to the employees’ continuing service. The cost of nonvested shares is determined using the fair value of our common stock on the date of grant. The compensation expense is recognized over the vesting period. As of December 31, 2017 and 2016, there were no nonvested shares outstanding, respectively.

(13)	Commitments
(a)	Leases

We lease office space and facilities and certain equipment under operating leases that expire at various dates through 2082. Certain leases provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

At December 31, 2017, future minimum lease payments under such leases are as follows (in thousands):

Operating
leases
Year ending December 31:
2018	3,037
2019	2,321
2020	2,067
2021	2,021
2022	1,684
Thereafter	13,758
Total minimum lease payments	$24,888

In connection with an operating lease, we have a standby letter of credit of $0.1 million, which was required under the lease terms and will expire in 2018.

Total rent expense for each of the years ended December 31, 2017 and 2016 amounted to $3.4 and $3.3 million, respectively.

We have agreements to sublease our radio frequencies and portions of our tower sites and buildings. Such agreements provide for payments through 2038. The future minimum rental income to be received under these agreements as of December 31, 2017 is as follows (in thousands):

Year ending December 31:
2018	$1,304
2019	966
2020	694
2021	652
2022	345
Thereafter	—
$3,961

(b)	Employment and Service Agreements

At December 31, 2017, we are committed to employment and service contracts for certain executives, on-air talent, general managers, and others expiring through 2021. Future payments under such contracts are as follows (in thousands):

Year ending December 31:
2018	$7,445
2019	2,571
2020	1,663
2021	375
2022	—
Thereafter	—
$12,054

Subsequent to year end, December 31, 2017, the Company entered into an additional employee agreement of $2.1 million for the years ended December 31, 2018 through 2023. The total future payments from employment and service agreements will increase by $2.1 million from $12.1 million to $14.2 million. Certain employees’ contracts provide for additional amounts to be paid if station ratings or cash flow targets are met.

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

At December 31, 2017, we have commitments to vendors that provide us with goods or services. These commitments included services for rating services, programming contracts, software contracts and others.

Future payments under such commitments are as follows (in thousands):

Year ending December 31:
2018	$9,792
2019	6,625
2020	5,930
2021	630
2022	592
Thereafter	—
$23,569

(14)	Income Taxes

Total income tax (benefit) expense, from continuing operations, for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Income tax (benefit) expense	$(24,658)	$8,628

For the years ended December 31, 2017 and 2016, loss before income tax (benefit) expense consists of the following (in thousands):

	2017	2016
U.S. operations	$(9,202)	$(7,481)
Foreign operations	4,165	(233)
	$(5,037)	$(7,714)

The components of the provision for income tax (benefit) expense from continuing operations included in the consolidated statements of operations are as follows for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Current:
Federal	$177	$271
State and local, net of federal income tax benefit	68	65
Foreign	780	300
	1,025	636

Deferred:
Federal	(31,714)	7,296
State and local, net of federal income tax benefit	6,031	696
Foreign	—	—
	(25,683)	7,992
Total income tax (benefit) expense, from continuing operations	$(24,658)	$8,628

For the year ended December 31, 2017 and 2016, approximately $5.1 million and $3.1 million, respectively, of Puerto Rico NOL carry-forwards were utilized. For the year ended December 31, 2017 and 2016, $0.4 million and $0.4 million, respectively, federal NOL carry-forwards were utilized.

The tax effect of temporary differences and carry-forwards that give rise to deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Federal and state NOL carry-forwards	$25,462	$44,649
Foreign NOL carry-forwards	9,420	11,354
FCC licenses	6,282	6,396
Allowance for doubtful accounts	764	1,017
Unearned revenue	214	373
AMT credit	1,215	1,248
Derivatives and hedging instruments	—	7
Property and equipment	1,855	3,253
Accrued foreign withholding	2,376	2,238
Production costs	7,671	11,123
Stock-based compensation	142	345
Intercompany expenses	6,037	4,830
Accrued Vacation/Bonus/Payroll	597	950
Other	1,889	1,676
Total gross deferred tax assets	63,924	89,459
Less valuation allowance	(62,688)	(88,171)
Net deferred tax assets	1,236	1,288
Deferred tax liabilities:
FCC licenses and goodwill	82,507	108,327
Total gross deferred tax liabilities	82,507	108,327
Net deferred tax liability	$81,271	$107,039

The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was a decrease of $25.5 million and an increase of $6.8 million, respectively. The valuation allowance at 2017 and 2016 was primarily related to domestic and foreign NOL carry-forwards and future deductible amounts related to the excess tax basis over the book basis of certain FCC broadcasting licenses. In 2017, the overall decrease in the valuation allowance was a result of the adjustment of NOLs due to limitations under Section 382 and re-measurement of deferred tax assets and liabilities due to the enactment of the Tax Legislation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management also considered the company’s going concern as part of their assessment. As of December 31, 2017, the valuation allowance is comprised of $39.3 million in the US and $23.4 million in Puerto Rico. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, at this time, management believes it is more likely than not that we will not realize the benefits of the majority of these deductible differences. As a result, we have established and maintained a valuation allowance for that portion of the deferred tax assets we believe will not be realized. At December 31, 2017, we have federal and state NOL carry-forwards available of approximately $86.4 million and $85.4 million, respectively. These NOL carry-forwards are available to offset future taxable income and expire from the years 2019 through 2037. In addition, at December 31, 2017, we have foreign NOL carry-forwards of approximately $28.6 million available to offset future taxable income expiring from the years 2018 through 2024.

The Company underwent ownership changes (pursuant to Section 382) in 2013 and 2017. As a result of the 2017 ownership change, the Company reduced its NOL carry-forwards by $32.8 million as of December 31, 2017 because of ownership changes under Section 382, all of which was adjusted against the corresponding valuation allowance. Therefore there was no impact to our income statement or balance sheet.

The conclusions as to the ownership changes in this Note 14 are based on applicable provisions of the Internal Revenue Code, related Treasury Regulations for Section 382.  Based solely on these provisions, the Company believes that a 2017 ownership change has occurred. Therefore available NOL carry-forwards have been reported in the Consolidated Financial Statements reflecting such a change. This determination was made based on different provisions, laws and regulations than the separate and different conclusion the Company made regarding valid ownership of its capital stock in 2017 for purposes of its Charter and the Communications Act, as described above under “Part 1. Item 1. Business—Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue.”  The Company has evaluated this position based on the facts and circumstances that are currently available and may reevaluate the conclusion regarding the occurrence of a 2017 ownership change for income tax and financial statement purposes based on additional facts and developments in the future. The NOL’s that are subject to the 2017 ownership change do have a full valuation allowance against them. Therefore, if the Company subsequently determined it did not experience this additional ownership change in August 2017, there would be no impact to the Company’s financial position and results of operations.

Total income tax (benefit) expense from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35.0% for the years ended December 31, 2017 and 2016, as a result of the following:

	2017	2016
Computed “expected” tax (benefit) expense	(35.0)%	(35.0)%
Impacts from Tax Legislation	(688.4)	—
State and local income taxes, net of federal benefit	28.7	3.0
Foreign tax differential	(1.3)	(1.6)
Impacts from IRC Section 382 ownership change	228.3	—
Current year change in valuation allowance	(152.8)	92.2
Nondeductible expenses	48.9	10.5
Nondeductible interest expense	67.6	44.2
Change in effective rate	8.3	(9.4)
Return to provision	(0.8)	1.7
Other	7.0	6.3
	(489.5)%	111.9%

On December 22, 2017, H.R. 1 formerly known as the “Tax Cuts and Jobs Act,” was enacted into law.  The Tax Legislation includes changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%.  The rate reduction takes effect on January 1, 2018.  At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, we have made reasonable estimate of the effects on our existing deferred tax balances.  We recognized a net tax benefit of $34.7 million, which is net of valuation allowance on the deferred tax assets, primarily due to re-measurement of deferred tax assets and liabilities associated with the enactment of the Tax Legislation. These amounts are included as components of income tax expense from continuing operations in the fourth quarter of 2017 and had a 688.4% impact on our annual effective income tax rate.

The SEC has issued Staff Accounting Bulletin (“SAB”) No. 118, which permits the recording of provision amounts related to the impact of the Tax Legislation during a measurement period, which is not to exceed one year from the enactment date of the Tax Legislation.  The Company has recorded provisional amounts of $0 for the other provisions of the Tax Legislation, including the one-time transition tax, as the Company continues to analyze the impacts of the Tax Legislation. The Company is still validating the historical deficit earnings of its foreign subsidiaries to determine the impact of the one-time transition tax.  Guidance on state income tax implications of the Tax Legislation are still forth coming. The Company is still analyzing the existing officer’s compensation plans for 2017 to determine if they qualify for the grandfathering rules with respect to DTAs on the books (for plans in existence as of November 2, 2017).  The Company is also still analyzing the impacts of Global Intangible Low-Taxed Income (“GILTI”) on their foreign operations and has not made a policy election to treat this as a period cost or timing item.

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2010 through 2017. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2012 through 2017.

For the years ended December 31, 2017 and 2016, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. Our evaluation was performed for the tax years ended December 31, 2010 through December 31, 2017, which are the tax years that remain subject to examination by the tax jurisdictions as of December 31, 2017. We do not expect any unrecognized tax benefits to significantly change over the next twelve months.

(15)	Contingencies

Grupo Radio Centro LA, LLC Complaint

On February 11, 2016, SBS filed a multi-million dollar lawsuit against Grupo Radio Centro, LLC (“Grupo”) in the United States District Court for the Central District of California immediately after Grupo hired an on-air radio personality from SBS's KLAX-FM in Los Angeles, alleging: (i) intentional interference with contractual relations; (ii) inducement of breach of contract; and (iii) unfair competition in violation of Cal. Bus. & Prof. Code § 17200 et seq. (“California Lawsuit”).  In December 2017, SBS settled its lawsuit against Grupo.  The settlement resolved all pending legal proceedings between the parties and did not have a adverse effect on the business.

State Tax Assessment

The Company is periodically subject to state tax audits.  Currently, the Company is under audit by a State tax authority, which is challenging the Company’s allocation of subsidiary capital and attributable liabilities, for the tax years from December 31, 2010 through 2013. The Company has accrued $0.6 million for the liability expected to be paid. The audit, related to franchise taxes, has been settled for a lower amount.

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

(16)	Litigation

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Charter and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issues described below.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $165.6 million as of December 31, 2017), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  We have filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018, however given the uncertainties of litigation there can be no assurances that we will be successful and win the current litigation.

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

The Pretrial Conference was held on August 14, 2017 and a hearing to mark the evidence was scheduled for October 13th, but due to the passage of Hurricanes Irma and María, said hearing was cancelled until further notice. The trial dates previously scheduled for October 23 through November 2, 2017 were also cancelled until further notice from the Court.  On February 16, 2018 the court held a status conference hearing to schedule the trial dates.  The trial was set to begin on August 16, 2018 for a two day trial. At this stage, an estimate of loss cannot be made, however, we believe we have good defenses and it is not probable that the outcome of the litigation will result in a material loss or liability to us.

Telephone Consumer Protection Act Class Action Complaint

On August 24, 2017, Adam Bugbee filed a putative class action against us in the United States District Court, for the Northern District of Illinois, alleging violations of the Telephone Consumer Protection Act (the “TCPA”) and related regulations, particularly the National Do-Not-Call provisions.  The complaint asserted a violation of the TCPA for allegedly sending unsolicited automated telemarketing messages to the cellular telephones of the plaintiff and others, thereby invading their privacy.  The complaint sought class certification and statutory damages.  In addition, the plaintiff sought injunctive relief prohibiting the challenged conduct in the future.  On March 6, 2018, the parties filed with the Court their Stipulation of Dismissal With Prejudice, and on March 20, 2018 an Order of Dismissal With Prejudice was entered and the case was closed.

(17)	Fair Value Measurement Disclosures
(a)	Fair Value of Financial Instruments

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

The fair value of the Notes is estimated using market quotes from a major financial institution taking into consideration the most recent activity and are considered Level 2 measurements within the fair value hierarchy.  The fair value of the Series B cumulative exchangeable redeemable preferred stock was based upon a weighted average analysis using the Black-Scholes method, an income approach, and the yield method resulting in a Level 3 classification.  The Black-Scholes method utilized an estimate of the fair value of the SBS equity, volatility, an estimate of the time to liquidity, and a risk free rate in the determination of the SBS preferred fair value. Key assumptions for the income and yield methods included the expected yield on preferred stock, accrued dividends, the principal amount of the Series B preferred stock, and an estimate of the time to liquidity.  A discount for lack of marketability of the preferred stock was also utilized in the analysis. The outcome of the Series B preferred stock litigation may impact the fair value of the Series B preferred stock going forward.

The estimated fair values of our financial instruments are as follows (in millions):

		December 31,
		2017		2016
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes	Level 2	$260.3	269.1	$275.0	275.5
10 3/4% Series B cumulative exchangeable redeemable preferred stock	Level 3	165.6	38.1	155.8	60.5
Promissory note payable, included in other long-term debt	Level 3	—	—	4.6	4.7

The fair value estimates of these financial instruments were based upon either: (a) market quotes from a major financial institution taking into consideration the most recent market activity, or (b) a discounted cash flow analysis taking into consideration current rates. The Notes traded at approximately 103.38% at year- end 2017 and were trading at approximately 104.17% on May 8, 2018; however, there can be no guarantees that the Notes will continue trading above their carrying amount.

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

	Year Ended
	December 31,
	2017	2016
Net revenue:
Radio	$119,493	$129,544
Television	15,216	15,075
Consolidated	$134,709	$144,619
Engineering and programming expenses:
Radio	$23,542	$23,514
Television	6,932	7,598
Consolidated	$30,474	$31,112
Selling, general and administrative expenses:
Radio	$53,108	$49,418
Television	5,718	6,688
Consolidated	$58,826	$56,106
Corporate expenses:	$10,403	$10,588
Depreciation and amortization:
Radio	$1,834	$1,905
Television	2,218	2,378
Corporate	297	409
Consolidated	$4,349	$4,692
Gain on the disposal of assets, net:
Radio	$(12,558)	$(11)
Television	(3,319)	—
Corporate	(17)	—
Consolidated	$(15,894)	$(11)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	6,021	—
Consolidated	$6,021	$—
Other operating gains:
Radio	$—	$—
Television	—	—
Corporate	—	(37)
Consolidated	$—	$(37)
Other operating income:
Radio	$—	$—
Television	—	—
Corporate	(3)	—
Consolidated	$(3)	$—
Operating income (loss):
Radio	$53,567	$54,718
Television	3,667	(1,589)
Corporate	(16,701)	(10,960)
Consolidated	$40,533	$42,169

	Year Ended
	December 31,
	2017	2016
Capital expenditures:
Radio	$1,134	$1,421
Television	228	539
Corporate	142	242
Consolidated	$1,504	$2,202

	December 31,	December 31,
	2017	2016
Total Assets:
Radio	$378,472	$391,817
Television	54,836	56,554
Corporate	2,596	904
Consolidated	$435,904	$449,275

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Consolidated Financial Statement Schedule – Valuation and Qualifying Accounts

Years Ended December 31, 2017 and 2016

(In thousands)

	Balance at	Charged to	Charged
	beginning of	cost and	to other		Balance at
Description	year	expense	accounts	Deductions (1)	end of year
Year ended December 31, 2016:
Allowance for doubtful accounts	$1,431	(51)	—	(635)	745
Valuation allowance on deferred taxes	81,363	6,723	85	—	88,171
Year ended December 31, 2017:
Allowance for doubtful accounts	$745	853	—	(69)	1,529
Valuation allowance on deferred taxes	88,171	(25,483)	—	—	62,688

(1)	Cash write-offs, net of recoveries.

See accompanying report of independent registered public accounting firm.

SPANISH BROADCASTING SYSTEM, INC.

AND SUBSIDIARIES

Exhibit Index

			Incorporated by reference
Exhibit		Filed		Period
number	Exhibit description	herewith	Form	ending	Exhibit	Filing date
3.1	Third Amended and Restated Certificate of Incorporation of Spanish Broadcasting System, Inc
	Spanish Broadcasting System, Inc.		S-1/A		3.1	10/6/99
3.2	Certificate of Amendment to the Third Amended and Restated
	Certificate of Incorporation of the Company.		S-1/A		3.2	10/6/99
3.3	Certificate of Amendment of Certificate of Incorporation of
	Spanish Broadcasting System, Inc.		8-K		3.1	7/11/11
3.4	Amended and Restated By-Laws of the Company.		10-Q	03/31/05	3.3	5/10/05
4.1	Article V of the Third Amended and Restated Certificate of
	Incorporation of the Company.		S-1/A		4.1	10/6/99
4.2	Certificate of Designations dated October 29, 2003 Setting Forth
	the Voting Power, Preferences and Relative, Participating, Optional
	and Other Special Rights and Qualifications, Limitations and
	Restrictions of the 10 3/4% Series A Cumulative Exchangeable
	Redeemable Preferred Stock of Spanish Broadcasting System, Inc.		10-Q	9/30/03	4.1	11/14/03
4.3	Certificate of Designation Setting Forth the Voting Power,
	Preferences and Relative, Participating, Optional and Other Special
	Rights and Qualifications, Limitations and Restrictions of the
	Series C Convertible Preferred Stock of the Company (Certificate
	of Designation of Series C Preferred Stock).		8-K		4.1	12/27/04
4.4	Certificate of Correction to Certificate of Designation of Series C
	Preferred Stock of the Company.		10-K	12/31/04	4.1	3/16/05
4.5	Senior Secured Notes Indenture, dated as of February 7, 2012,
	between Spanish Broadcasting System, Inc. and Wilmington
	Trust, National Association, as Trustee and Collateral Agent		8-K		99.1	2/13/12
10.1*	Common Stock Registration Rights and Stockholders Agreement
	dated as of June 29, 1994 among the Company and certain
	Management Stockholders named therein. (p)		S-4			6/29/94
10.2*	Spanish Broadcasting System 1999 Stock Option Plan.		S-1/A		10.4	10/6/99
10.3*	Spanish Broadcasting System 1999 Company Stock Option
	Plan for Nonemployee Directors.		S-1/A		10.4	10/6/99
10.4*	Form of Indemnification Agreement		S-1/A		10.35	10/26/99
10.5*	Company’s 1999 Stock Option Plan as amended on May 6, 2002.		10-Q	6/30/02	10.3	8/14/02
10.6*	Company’s 1999 Stock Option Plan for Non-Employee Directors
	as amended on May 6, 2002.		10-Q	6/30/02	10.4	8/14/02
10.7*	Stock Option Agreement dated as of October 29, 2002 between
	the Company and Raúl Alarcón, Jr.		10-Q	9/30/02	10.2	11/13/02
10.8*	Nonqualified Stock Option Agreement dated October 27, 2003
	between the Company and Raúl Alarcón, Jr.		10-K	12/31/03	10.8	3/15/04
10.9*	Non-Qualified Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.1	5/10/04
10.10*	Incentive Stock Option Agreement dated as of March 3, 2004
	between the Company and Joseph A. García.		10-Q	3/30/04	10.2	5/10/04
10.11*	Stock Option Letter Agreement dated as of July 2, 2004
	between the Company and Jose Antonio Villamil.		10-Q	6/30/04	10.2	8/9/04
10.12	Merger Agreement dated as of October 5, 2004 among Infinity
	Media Corporation, Infinity Broadcasting Corporation of
	San Francisco, Spanish Broadcasting System, Inc. and

	SBS Bay Area, LLC.	8-K		10.1	10/12/04
10.13	Stockholder Agreement dated as of October 5, 2004 among Spanish
	Broadcasting System, Inc., Infinity Media Corporation and Raúl
	Alarcón, Jr.	8-K		10.2	10/12/04
10.14	Registration Rights Agreement dated as of December 23, 2004
	between Spanish Broadcasting System, Inc. and
	Infinity Media Corporation.	8-K		4.3	12/27/04
10.15*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Jason Shrinsky.	10-Q	3/31/05	10.1	5/10/05
10.16*	Nonqualified Stock Option Agreement, dated as of March 15, 2005
	between the Company and Joseph A. García.	10-Q	3/31/05	10.2	5/10/05
10.17*	Spanish Broadcasting System, Inc. 2006 Omnibus Equity
	Compensation Plan.	10-Q	6/30/06	10.2	8/8/06
10.18	Agreement for Purchase and Sale dated August 24, 2006, by and
	between 7007 Palmetto Investments, LLC and the Company.	8-K		10.1	10/30/06
10.19	Amendment to Purchase and Sale dated September 25, 2006, by
	and between 7007 Palmetto Investments, LLC and the Company.	8-K		10.2	10/30/06
10.20	Second Amendment dated October 25, 2006, by and between 7007
	Palmetto Investments, LLC and the Company.	8-K		10.3	10/30/06
10.21	Assignment and Assumption Agreement dated October 25, 2006, by
	and between the Company and SBS Miami Broadcast Center, Inc.	8-K		10.4	10/30/06
10.22	Loan Agreement dated January 4, 2007, by and between Wachovia
	Bank, National Association and SBS Miami Broadcast Center.	8-K		10.1	1/10/07
10.23	Promissory Note, dated January 4, 2007, by SBS Miami Broadcast
	Center in favor of Wachovia.	8-K		10.2	1/10/07
10.24	Mortgage, Assignment of Rents and Security Agreement dated
	January 4, 2007, by and between Wachovia
	and SBS Miami Broadcast Center.	8-K		10.3	1/10/07
10.25	Unconditional Guaranty dated January 4, 2007, by Spanish
	Broadcasting System, Inc. in favor of Wachovia.	8-K		10.4	1/10/07
10.26*	Restricted Stock Grant, dated as of March 10, 2007 to
	Raúl Alarcón, Jr.	10-K	12/31/06	10.116	3/17/08
10.27*	Stock Option Agreement dated as of October 1, 2007 between the
	Company and Mitchell A. Yelen.	10-Q	9/30/07	10.2	11/11/07
10.28*	Amended and Restated Employment Agreement dated as of August 4,
	2008, by and between the Company and Joseph A. García.	8-K		10.1	8/8/08
10.29*	Stock Option Agreement dated as of June 3, 2010 between the
	Company and Manuel E. Machado.	10-Q	6/30/10	10.1	8/13/10
10.30*	Amendment to Employment Agreement dated April 19, 2011 by and
	between the Company and Joseph A. Garcia.	10-Q	6/30/11	10.1	8/12/11
10.31*	Employment Agreement dated June 5, 2014, by and between the
	Company and Raúl Alarcón, Jr.	8-K		10.1	6/11/14
10.32*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Raúl Alarcón.	10-K	12/31/2016	10.32	4/19/17
10.33*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Joseph A. García.	10-K	12/31/2016	10.33	4/19/17

10.34*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Manuel E. Machado.		10-K	12/31/2016	10.34	4/19/17
10.35*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Jason L. Shrinsky.		10-K	12/31/2016	10.35	4/19/17
10.36*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and José A. Villamil.		10-K	12/31/2016	10.36	4/19/17
10.37*	Stock Option Agreement dated as of February 24, 2016 between the
	Company and Mitchell A. Yelen.		10-K	12/31/2016	10.37	4/19/17
10.38	Forbearance agreement dated May 8, 2017 among the Company, the
	Guarantors and the Supporting Holders		10-Q	3/31/2017	10.1	5/22/17
10.39	Contract of Purchase and Sale, dated May 15, 2017, among
	Spanish Broadcasting System, Inc. and Harbor Associates, LLC.		10-Q	6/30/2017	10.1	8/14/17
10.40	Contract of Purchase and Sale, dated September 12, 2017, between
	Alarcón Holdings, Inc. and 26 W. 56 LLC.		10-Q	9/30/2017	10.1	11/14/17
10.41	Amendment to Contract of Purchase and Sale, dated October 31, 2017,
	between Alarcón Holdings, Inc. and 26 W. 56 LLC		10-Q	9/30/2017	10.2	11/14/17
10.42*	Employment Agreement dated as of August 1, 2016, by and between
	the Company and Richard D. Lara.	X	10-K	12/31/2017	10.42	5/23/18
10.43*	Amendment to Employment Agreement dated as of February 1, 2018,
	by and between the Company and Richard D. Lara	X	10-K	12/31/2017	10.43	5/23/18
10.44*	Employment Agreement dated as of February 21, 2018, by and
	between the Company and Albert Rodriguez.	X	10-K	12/31/2017	10.44	5/23/18
14.1	Code of Business Conduct and Ethics.		8-K		14.1	5/15/09
21.1	List of Subsidiaries of the Company.	X
23.1	Consent of Crowe Horwath LLP.	X
24.1	Power of Attorney (included on the signature page of this Annual
	Report on Form 10-K).	X
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	X
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002.	X
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	X
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 23, 2018.

Signature

/s/ Raúl Alarcón	Chairman of the Board of Directors, Chief Executive
Raúl Alarcón	Officer and President (principal executive officer)

/s/ Joseph A. García	Director, Senior Executive Vice President, Chief Financial Officer, Chief Administration Officer and Secretary
Joseph A. García	(principal financial and accounting officer)

/s/ Manuel E. Machado
Manuel E. Machado	Director

/s/ Jason L. Shrinsky
Jason L. Shrinsky	Director

/s/ José A. Villamil
José A. Villamil	Director

/s/ Mitchell A. Yelen
Mitchell A. Yelen	Director