Form 10-Q
period 2018-03-31
SPANISH BROADCASTING SYSTEM INC
filed 2018-06-28
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of June 20, 2018, 4,216,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization and restructuring efforts, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on May 23, 2018 (the “Annual Report”), and those described from time to time in our future reports filed with the SEC. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. These risks and uncertainties include the following factors:

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

•	Changes in government regulations, and
•	Other risk factors discussed in our Annual Report.

We do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$20,082	$16,141
Receivables:
Trade	27,415	32,046
Barter	200	288
	27,615	32,334
Less allowance for doubtful accounts	1,437	1,529
Net receivables	26,178	30,805
Prepaid expenses and other current assets	9,255	8,055
Total current assets	55,515	55,001
Property and equipment, net of accumulated depreciation of $62,362 in 2018 and $61,502 in 2017	22,675	23,464
FCC broadcasting licenses	322,197	322,197
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,236 in 2018 and $1,212 in 2017	1,312	1,336
Assets held for sale	409	409
Other assets	678	691
Total assets	$435,592	$435,904
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,504	$18,763
Accrued interest	1,797	1,797
Unearned revenue	710	715
Other liabilities	11	11
12.5% senior secured notes (note 8)	260,274	260,274
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at March 31, 2018 and December 31, 2017 and $77,465 and $75,032 of dividends payable as of March 31, 2018 and December 31, 2017, respectively.	168,014	165,581
Total current liabilities	450,310	447,141
Other liabilities, less current portion	3,447	3,406
Deferred tax liabilities	81,096	81,271
Total liabilities	534,853	531,818
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,216,991 and 4,166,991 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	526,169	526,147
Accumulated deficit	(625,434)	(622,065)
Total stockholders’ deficit	(99,261)	(95,914)
Total liabilities and stockholders’ deficit	$435,592	$435,904

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(In thousands, except per share data)

	Three-Months Ended
	March 31,
	2018	2017
Net revenue	$33,906	$31,350
Operating expenses:
Engineering and programming	6,731	8,617
Selling, general and administrative	14,888	14,487
Corporate expenses	2,963	2,444
Depreciation and amortization	1,025	1,132
Total operating expenses	25,607	26,680
Gain on the disposal of assets, net of disposal costs	—	(1)
Recapitalization costs	711	826
Other operating income	(1)	—
Operating income	7,589	3,845
Other expense:
Interest expense, net	(8,138)	(9,987)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Loss before income taxes	(2,982)	(8,575)
Income tax expense	387	2,263
Net loss	$(3,369)	$(10,838)
Basic and Diluted net loss per common share	$(0.46)	$(1.49)
Weighted average common shares outstanding:
Basic and Diluted	7,300	7,267
Net loss	$(3,369)	$(10,838)
Other comprehensive income, net of taxes	—	10
Total comprehensive loss	$(3,369)	$(10,828)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Three-Months Ended March 31, 2018

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional		Total
	Number of		Number of		Number of		paid-in	Accumulated	stockholders'
	shares	Par value	shares	Par value	shares	Par value	capital	deficit	deficit
Balance at December 31, 2017	380,000	$4	4,166,991	$—	2,340,353	$—	$526,147	$(622,065)	$(95,914)
Net loss	—	—	—	—	—	—	—	(3,369)	(3,369)
Issuance of Class A common stock	—	—	50,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	22	—	22
Balance at March 31, 2018	380,000	$4	4,216,991	$—	2,340,353	$—	$526,169	$(625,434)	$(99,261)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three-Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,369)	$(10,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Dividends on Series B preferred stock classified as interest expense	2,433	2,433
Gain on the disposal of assets	—	(1)
Stock-based compensation	22	79
Depreciation and amortization	1,025	1,132
Net barter loss (income)	5	(99)
(Reversal of) provision for trade doubtful accounts	(61)	98
Amortization of deferred financing costs	—	853
Amortization of original issued discount	—	538
Deferred income taxes	(175)	2,207
Unearned revenue	78	(457)
Changes in operating assets and liabilities:
Trade receivables	4,497	5,627
Prepaid expenses and other current assets	(1,097)	(498)
Other assets	13	(65)
Accounts payable and accrued expenses	777	1,448
Accrued interest	—	8,572
Other liabilities	41	152
Net cash provided by operating activities	4,189	11,181
Cash flows from investing activities:
Purchases of property and equipment	(248)	(276)
Proceeds from the sale of property and equipment	—	67
Net cash used in investing activities	(248)	(209)
Cash flows from financing activities:
Payments of other debt	—	(4,616)
Net cash used in financing activities	—	(4,616)
Net increase in cash and cash equivalents	3,941	6,356
Cash and cash equivalents at beginning of period	16,141	23,835
Cash and cash equivalents at end of period	$20,082	$30,191
Supplemental cash flows information:
Interest paid	$8,141	$5
Income tax paid	$—	$14
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$—	$10

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three-month periods ended March 31, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed by the Company on May 23, 2018 (the “Annual Report”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of March 31, 2018 through the financial statements issuance date. The results of operations for the three-months ended March 31, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern. As of March 31, 2018 and December 31, 2017, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes (the “Notes”) as a current liability. The Series B preferred stock became “mandatorily redeemable” and classified as a current liability when we failed to repurchase such stock on October 15, 2013. We discuss the classification of the Series B preferred stock as a current liability in greater detail under the heading “Redemption Date and Subsequent Accounting Treatment of the Preferred Stock” in Note 9 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available. In addition, the Company is currently involved in litigation with some holders of the Series B preferred stock.  See Note 6 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Series B preferred stock litigation. As further discussed below, both of these things, the classification of the Notes and the Series B preferred stock as current liabilities and the Series B preferred stock litigation could adversely affect our ability to continue as a going concern.

As discussed in Note 8, the Notes became due on April 15, 2017. Cash from operations and proceeds from the sale of assets and the FCC spectrum auction, which we discuss in greater detail under the heading “Federal Regulation of Radio and Television Broadcasting—Repurposing of Broadcast Spectrum for Other Uses by the FCC” in our Annual Report, were not sufficient to repay the Notes when they became due. We have worked and continue to work with our advisors regarding a consensual recapitalization or restructuring of our balance sheet, including through the issuance of new debt or equity to raise the necessary funds to repay the Notes.  The Series B preferred stock litigation and the foreign ownership issue we describe in greater detail below and under the heading “Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue” in our Annual Report have complicated our efforts at a successful refinancing of the Notes.  The resolution of the recapitalization or restructuring of our balance sheet, the litigation with the purported holders of our Series B preferred stock and the foreign ownership issue are subject to several factors currently beyond our control.  Our potential inability to effect a consensual refinancing of the Notes, and successfully resolve the Series B preferred stock litigation and the foreign ownership issue will likely continue to have a material adverse effect on us.

The Company has incurred $0.7 million for the three-months ended March 31, 2018, of recapitalization costs, primarily due to professional fees. Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

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

Management has evaluated its cash requirements for the next twelve-month period after the date of the filing of this quarterly report on Form 10-Q and determined that it anticipates generating sufficient cash flows, together with cash on hand, to meet its obligations regarding ordinary course operating activities.

Management is responsible for evaluating whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related disclosures. Although we expect to maintain cash on hand sufficient to meet our operating obligations, our inability to (i)obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our Notes and redeem or refinance our Series B preferred stock; and (ii) obtain a favorable resolution to the Series B preferred stock litigation and the foreign ownership issue, negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

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

Entities are to report the provisional amounts of the tax effects of the Tax Legislation in the first reporting period in which a reasonable estimate can be determined. SAB 118 further provides that the measurement period is complete when an entity’s accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. The Company may be able to complete the accounting for some provisions earlier than others. As a result, the Company may need to apply all three scenarios in determining the accounting for the Tax Legislation based on the information that is available. The ultimate impact of the Act on the Company’s consolidated financial statements and related disclosures for 2017 and beyond may differ from current estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the Tax Legislation that differ from those presently contemplated. For additional information, see Note 14 to the financial statements in our Annual Report.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of certain not-yet-effective guidance on the recognition and measurement of financial assets and financial liabilities. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. Entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company is currently evaluating the effect the update will have on its financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), to clarify the scope of guidance on the derecognition of nonfinancial assets and to provide guidance for partial sales of nonfinancial assets. The update is effective retrospectively or on a modified retrospective basis for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early application permitted in certain circumstances.  The Company adopted the new guidance on January 1, 2018, using the modified retrospective transition method.  The cumulative effect of initially applying the new guidance had no impact on the opening balance of accumulated deficit as of January 1, 2018.

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

In October 2016, the FASB issued ASU No. 2016-16, – Income Taxes (Topic 740). The standard requires that the income tax impact of intra-entity sales and transfers of property, other than inventory, be recognized when the transfer occurs.  The standard became effective January 1, 2018, and requires any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings under a modified retrospective approach.  The implementation of this standard did not have an impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  In July 2015, the FASB postponed the effective date of this standard.  The standard is now effective for the first interim period within annual reporting periods beginning after December 15, 2017.  In May 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses, and determining if a company is the principal or agent in a revenue arrangement. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which is intended to make minor corrections and to improve and clarify the implementation guidance of Topic 606.  The new standard also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The Company implemented an evaluation tool to assist it in clearly determining the risks, materiality and complexities associated with its multiple revenue streams. The Company finalized its assessment of its impacts and determined there was no material effect on our financial position and results of operations nor do we expect to have a material impact on our financial statements in future periods. The timing and amount of revenue recognized based on the new standard is consistent with the revenue recognition policy under previous guidance, however, certain additional financial statement disclosures are now required, including additional disaggregated view of revenue. We have adopted the new standard effective January 1, 2018, using the modified retrospective transition method and comparative information has not been restated and continues to be presented under the accounting guidance effective for that period.

2. Revenue

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective transition method as the timing and amount of revenue recognized based on the new standard is consistent with the revenue recognition policy under previous guidance and there was no material impact to our financial position or results of operations. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's services and provides financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized and reported reflects the consideration to which the Company expects to be entitled to receive in exchange for these services and entitled under the contract. Substantially all deferred revenue is recognized within twelve months of the payment date.  To achieve this core principle, the Company applies the following five steps:

1)  Identify the contract with a customer,

2)  Identify the performance obligations in the contract,

3)  Determine the transaction price,

4)  Allocate the transaction price to performance obligations in the contract, and

5)  Recognize revenue when or as the Company satisfies a performance obligation.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-months ended March 31, 2018 and 2017 (in thousands):

	Three-Months Ended
	March 31,
	2018	2017

Local, national and digital	28,628	27,897
Network	2,130	1,480
Special events	5,120	3,080
Barter	912	1,496
Other	1,661	1,410
Gross revenue	38,451	35,363
Less: Agency commissions and other	4,545	4,013
Net revenue	33,906	31,350

Nature of Products and Services

(a)	Local, national and digital advertising

Local and digital revenues generally consist of advertising airtime sold in a station’s local market, our La Musica application or our websites either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). National revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by an outside national representation firm, which serves as an agent in these transactions. Revenues from national advertisers are presented as net of agency commissions as this is the amount that the Company expects to be entitled to receive in exchange for these services and entitled to under the contract.

A contract for local, national and digital advertising exists only at the time commercial substance is present. For each contract, the Company considers the promise to air or display advertisements, each of which is distinct, to be the identified performance obligation. The price as specified on a customer purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs as an advertisement airs or appears.

(b)	Network advertising

Network revenue generally consists of advertising airtime sold on AIRE Radio Networks platform by network sales staff.

A contract for network advertising exists only at the time commercial substance is present. For each contract, the Company considers the promise to air advertisements, each of which is distinct, to be the identified performance obligation. The price as specified on a customer purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs as an advertisement airs.

(c)	Special events

Special events revenue is generated from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by radio and television stations.

The Company enters into Special Events contracts in which a customer may purchase a combination of advertising and services. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Once the Company determines the performance obligations and the transaction price, including estimating the amount of variable consideration, the Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method or using the variable consideration allocation exception if the required criteria are met. The corresponding revenues are recognized as the related performance obligations are satisfied, which may occur over time (i.e. term marketing agreement) or at a point in time (i.e. event commencement).

(d)	Barter advertising

Barter sales agreements are used to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services.

A contract for barter advertising exists only at the time commercial substance is present. For each contract, the Company considers the promise to air or display advertisements, each of which is distinct, to be the identified performance obligation. The price as specified on a counterparty’s purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs as an advertisement airs or displays.

(e)	Other revenue

Other revenue consists of syndication revenue, subscriber revenue and other revenue. Syndication revenue is recognized from licensing various MegaTV content and is payable on a usage-based model. Subscriber revenue is payable in a per subscriber form from cable and satellite providers. Other revenue consists primarily of renting available tower space or sub-channels.

The Company considers signed license or subscriber agreements to be the contract with a customer for the sale of syndicated or subscriber related content. For each contract, the Company considers making content available to the customer to be the identified performance obligation. The price as specified on a counterparty’s agreement, which is generally stated on a per user basis, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs on a month-to-month basis. Other revenues related to renting tower space are recognized in accordance with ASC 840 - Leases.

Significant Judgments

As part of its consideration of the existence of contracts, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). Advertising contracts are for one year or less. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. In determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.

Contract Balances

$0.2 million of local, national and digital revenue was recognized during the three months ended March 31, 2018 that was included in the unearned revenue balances at the beginning of the period.  $0.1 million of special events revenue was recognized during the three months ended March 31, 2018 that was included in the unearned revenue balances at the beginning of period.  $0.1 million of barter revenue was recognized during the three months ended March 31, 2018 that was included in the unearned revenue balances at the beginning of period.  Network and other revenue recognized in the same period from unearned revenue balances at the beginning of the period were not significant.

Transaction Price Allocated to the Remaining Performance Obligation

The Company has elected to use the optional exemption in ASC 606-10-50-14 with regard to disclosing balances associated with remaining performance obligations. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.

Assets Recognized from the Costs to Obtain a Contract with a Customer

ASC 606 requires that the Company capitalize incremental costs of obtaining a contract such as sales commissions. The guidance provides certain practical expedients that limit this requirement. The Company has elected to use the practical expedient in ASC 340-40-25-4 which allows us to recognize the incremental cost of obtaining a contract, such as sales commissions paid to our employees, as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three-Months Ended
	March 31,
	2018	2017
Basic weighted average shares outstanding	7,300	7,267
Effect of dilutive equity instruments	—	—
Dilutive weighted average shares outstanding	7,300	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	418	401

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2018	2017
Net revenue:
Radio	$29,251	$28,224
Television	4,655	3,126
Consolidated	$33,906	$31,350
Engineering and programming expenses:
Radio	$5,465	$6,199
Television	1,266	2,418
Consolidated	$6,731	$8,617
Selling, general and administrative expenses:
Radio	$12,157	$13,136
Television	2,731	1,351
Consolidated	$14,888	$14,487
Corporate expenses:	$2,963	$2,444
Depreciation and amortization:
Radio	$427	$476
Television	537	559
Corporate	61	97
Consolidated	$1,025	$1,132
Gain on the disposal of assets, net of disposal costs:
Radio	$—	$—
Television	—	(1)
Corporate	—	—
Consolidated	$—	$(1)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	711	826
Consolidated	$711	$826
Other operating income:
Radio	$—	$—
Television	—	—
Corporate	(1)	—
Consolidated	$(1)	$—
Operating income (loss):
Radio	$11,202	$8,413
Television	121	(1,201)
Corporate	(3,734)	(3,367)
Consolidated	$7,589	$3,845
Capital expenditures:
Radio	$225	$202
Television	17	23
Corporate	6	51
Consolidated	$248	$276

	March 31,	December 31,
	2018	2017
Total Assets:
Radio	$378,893	$378,472
Television	53,727	54,836
Corporate	2,972	2,596
Consolidated	$435,592	$435,904

5. Income Taxes

We are calculating our effective income tax rate using a year-to-date income tax calculation, due to the full valuation allowance on the Company’s deferred tax assets, with exception of indefinite lived deferred tax assets. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses reported through the first quarter of 2018, management has not changed its valuation allowance position as of March 31, 2018, from December 31, 2017.

Our income tax expense differs from the statutory federal tax rate of 21% and related statutory state tax rates primarily due to the tax amortization on certain indefinite-lived intangible assets that do not have any valuation allowance, offset by the deferred tax asset created from disallowed interest as a result of tax laws changes from the Tax Legislation, and other changes in the valuation allowance.

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

Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our consolidated financial statements as of March 31, 2018 and December 31, 2017.

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Third Amended and Restated Certificate of Incorporation (the “Charter”) and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issue we describe in greater detail under the heading “Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue” in our Annual Report.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $168.0 million as of March 31, 2018), as well as unspecified money damages and a declaration that

Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  We have filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018. However given the uncertainties inherent in litigation, there can be no assurances that we will be successful and win the current litigation.

State Tax Assessment

The Company is periodically subject to state tax audits.  During the first quarter of 2018, the Company agreed to settle an audit by a State tax authority, which challenged the Company’s allocation of subsidiary capital and attributable liabilities, for the tax years from December 31, 2010 through 2013. The Company settled the liability for $0.3 million. This settlement also results in $0.2 million of additional taxes owed to another local jurisdiction that is expected to be paid during the third quarter of 2018. Tax years 2014 and later remain open and subject to audit.

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

The Pretrial Conference was held on August 14, 2017 and a hearing to mark the evidence was scheduled for October 13th, but due to the passage of Hurricanes Irma and María, said hearing was cancelled until further notice. The trial dates previously scheduled for October 23 through November 2, 2017 were also cancelled until further notice from the Court.  On February 16, 2018, the court held a status conference hearing to schedule the trial dates.  The trial is set to begin on August 16, 2018 for a two day trial. At this stage, an estimate of loss cannot be made, however, we believe we have good defenses and it is not probable that the outcome of the litigation will result in a material loss or liability to us.

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

The estimated fair values of our financial instruments are as follows (in millions):

		March 31, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes (note 8)	Level 2	$260.3	271.1	$260.3	269.1
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 9)	Level 3	168.0	37.7	165.6	38.1

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

On May 8, 2017, the Company, and certain of its subsidiaries entered into a Forbearance Agreement with certain Noteholders, owning more than 75% of the principal amount of the outstanding Notes.  These Noteholders agreed to forbear from exercising any of their rights and remedies under the Indenture, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any event of termination and (b) May 31, 2017.  As part of the Forbearance Agreement, the Company agreed to make monthly interest payments of $2,864,583 on the Notes for the 30 day periods ending on May 15, 2017 and June 15, 2017, rather than on a semi-annual basis as required by the Indenture. The Company also agreed to pay a consent fee to these Noteholders equal to 0.35% of the principal amount of the Notes held by such parties and to pay the legal fees and financial advisor due diligence fees of these Noteholders.  The Forbearance Agreement expired and has not been extended.  As of the date of the filing of these financial statements, the Company had made all of the payments required to be made under the Forbearance Agreement and has continued to make monthly interest payments on the Notes on the 15th day of each month and continued to pay the monthly legal and financial advisor due diligence fees of these Noteholders.

At March 31, 2018, there was $260.3 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  We expect to sell our New York real estate for $14.0 million in the third quarter of 2018, and we expect to use the net proceeds from the sale of the New York real estate to repay a portion of the Notes.  See Note 1 elsewhere in these financial statements for additional detail regarding our continued recapitalization and restructuring efforts and our failure to repay the Notes at maturity.

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending December 31, 2017.

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

Holders of the Series B preferred stock have customary protective provisions. The Certificate of Designations governing the Series B preferred stock (the “Certificate of Designations”) contains covenants that, among other things, limit our ability to:  (i) pay dividends, purchase junior securities and make restricted investments or other restricted payments; (ii) incur indebtedness, including refinancing indebtedness; (iii) merge or consolidate with other companies or transfer all or substantially all of our assets; and (iv) engage in transactions with affiliates. Upon a change of control, we will be required to make an offer to purchase these shares at a price of 101% of the aggregate liquidation preference of these shares plus accumulated and unpaid dividends to, but excluding the purchase date.

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

During the continuation of a Voting Rights Triggering Event, certain of the covenants summarized above become more restrictive by their terms including (i) a prohibition on our ability to incur additional indebtedness, (ii) restrictions on our ability to make restricted payments and (iii) restrictions on our ability to merge or consolidate with other companies or transfer all or substantially all of our assets. In addition, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors. At our Annual Meeting of Stockholders in 2014, the holders of the Series B preferred stock nominated and elected Alan Miller and Gary Stone to serve as the Series B preferred stock directors who remained on the Board of Directors until their resignation on August 17, 2017.  The holders of the Series B Preferred Stock have the right to elect two new directors to the Board of Directors to fill the seats vacated by Messrs. Miller and Stone for their unexpired terms at a special meeting of the holders of the Series B preferred stock.  As of the date of these financial statements, the holders of the Series B preferred stock have not elected any new directors to fill the vacated seats.  The two vacancies on the Board of Directors will remain unfilled until such time as the holders of the Series B preferred stock appoint two new directors.

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

We are currently in litigation with persons claiming to own 94.16% of our Series B preferred stock as described above in Note 6, Commitments and Contingencies.

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

Additionally, on November 13, 2017, the Company filed a notification with the FCC to apprise the FCC of the possible non-compliance with the Communications Act’s limits on foreign ownership.  On December 4, 2017, the Company also filed a petition with the FCC for declaratory ruling with respect to the potential excess foreign ownership.  The FCC responded to the petition by sending a letter to the Company detailing the information the FCC would need regarding the identities and nature of the purported foreign ownership of the Series B preferred stock to make a determination regarding the Company’s petition and establishing a deadline for the disclosure of that information.  The purported Series B preferred stockholders were therefore required to provide to the Company sufficient information about the extent and nature of their foreign ownership to enable the Company to supplement the petition for declaratory ruling with this additional information.  On March 23, 2018, counsel for the purported holders of most of the Series B preferred stock filed a letter with the FCC supplying a significant portion of the information requested. The Company has reviewed this information in order to determine whether it is complete, true and correct, as required by the FCC’s rules, and has requested some additional information from the Series B preferred stockholders. The Company’s petition therefore remains pending before the FCC, and cannot be acted upon until complete ownership information is submitted and has been certified by the Company as true and correct. In addition, on March 26, 2018, we issued a press release and filed a Current Report on Form 8-K with the SEC that disclosed the foreign ownership issue we summarize above, in part, to warn innocent investors of possible attempted, fraudulent transfers of the Series B preferred stock and our request to The Depository Trust Company (“DTC”) to suspend trading in the Series B preferred stock pending the resolution of who validly owns these shares, among other things.  Subsequent to that press release, we believe, based on conversations with DTC, that DTC will not impose a global lock and chill on Series B preferred stock held by its participants. We provide additional information regarding the foreign ownership issue under the heading “Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue” in our Annual Report.

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

As of March 31, 2018, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $77.5 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

10. Assets Held for Sale

During 2016, the Company entered into a listing agreement with a broker to sell a building and related improvements in New York City, which is part of our radio segment. The property has been reclassified from building and building improvements, as well as furniture and fixtures to assets held for sale as these assets were approved for immediate sale in their present condition, were expected to be sold within one year and management was actively working to locate buyers for this building and related improvements.

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

As related to the New York asset sale, and in order to arrive at net proceeds as defined by the Indenture, the Company is permitted to hold back certain amounts related to taxes, relocation expenses and capital expenditures that are expected to become payable in the future. The net proceeds will be used to repay a portion of the outstanding indebtedness on our Notes.

A summary of assets held for sale as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31,	December 31,
Description	2018	2017
Property and equipment, net	$409	$409
Assets held for sale	$409	$409

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving 85 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 17.4 million listeners in an average week with our targeted networks.  For the three-months ended March 31, 2018 and 2017, our radio revenue was generated primarily from the sale of local, national, and network advertising, and our radio segment generated 86% and 90% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.5 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week.  For the three-months ended March 31, 2018 and 2017, our television revenue was generated primarily from the sale of local and national advertising and paid programming.  Our television segment generated 14% and 10% of our consolidated net revenues, respectively.

As part of our operating business, we also maintain multiple Spanish and bilingual websites, including www.lamusica.com, Mega.tv and various station websites that provide content related to Latin music, entertainment, news and culture, as well as the LaMusica mobile application.  The LaMusica mobile application is a music and entertainment video and audio application, that programs an extensive series of short form videos, simultaneously live streams our radio stations’, includes hundreds of curated playlists and has tools that enable users to personalize their mobile radio streaming experience.  The new video enhancements to our mobile application significantly enhance the audience’s engagement level and increases the reach of our mobile offering.  In addition, we produce live concerts and events in the United States and Puerto Rico. Concerts generate revenue from ticket sales, sponsorship and promotions, raise awareness of our brands in the surrounding communities and provide our advertising partners additional opportunities to reach their target audience.

Our Continued Recapitalization and Restructuring Efforts

We have not repaid our outstanding Notes since they became due on April 17, 2017, and we continue to evaluate all options available to refinance the Notes.  While we assess how to best achieve a successful refinancing of the Notes, we have continued to pay interest on the Notes, payments that a group of investors purporting to own our Series B preferred stock have challenged through the institution of litigation in the Delaware Court of Chancery as described in Note 6, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  The complaint filed by these investors revealed a purported foreign ownership of our Series B preferred stock, which we are actively addressing, including before the Federal Communications Commission (the “FCC”) in order to protect our broadcast licenses.  Our refinancing efforts have been made more difficult and complex by the Series B preferred stock litigation and foreign ownership issue. We provide more information about each of these items under the headings “Our Continued Recapitalization and Restructuring Efforts;” “Special Note Regarding Forward-Looking Statements” and “Risk Factors— Risks Related to Our Indebtedness and Preferred Stock” in our Annual Report.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the three-months ended March 31, 2018 and 2017, local revenue comprised 62% and 64% of our gross revenues, respectively. National revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the three-months ended March 31, 2018 and 2017, national revenue comprised 9% and 12% of our gross revenues, respectively. Digital revenue is derived from the sale of advertiser promotions and advertising on the LaMusica application and our websites, as well as the sale of advertising airtime during the streaming of our radio stations. For the three-months ended March 31, 2018 and 2017, digital revenue comprised 3% of our gross revenues.

•

Network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the three-months ended March 31, 2018 and 2017, network revenue comprised 6% and 4% of our gross revenues, respectively.

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

In addition to advertising revenue, we also generate revenue from barter sales, special events revenue, and other revenue.

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime. For the three-months ended March 31, 2018 and 2017, barter revenue comprised 2% and 4% of our gross revenues, respectively.

•

Special events revenue. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. For the three-months ended March 31, 2018 and 2017, special events revenue comprised 13% and 9% of our gross revenues, respectively.

•

Other revenue. We receive other ancillary revenue such as syndication revenue from licensing various MegaTV content, subscriber revenue paid to us by cable and satellite providers, and rental income from renting available tower space or sub-channels. For the three-months ended March 31, 2018 and 2017, other revenue comprised 5% and 4% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended March 31, 2018 and 2017

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	March 31,
	2018	2017
Net revenue:
Radio	$29,251	$28,224
Television	4,655	3,126
Consolidated	$33,906	$31,350
Engineering and programming expenses:
Radio	$5,465	$6,199
Television	1,266	2,418
Consolidated	$6,731	$8,617
Selling, general and administrative expenses:
Radio	$12,157	$13,136
Television	2,731	1,351
Consolidated	$14,888	$14,487
Corporate expenses:	$2,963	$2,444
Depreciation and amortization:
Radio	$427	$476
Television	537	559
Corporate	61	97
Consolidated	$1,025	$1,132
Gain on the disposal of assets, net of disposal costs:
Radio	$—	$—
Television	—	(1)
Corporate	—	—
Consolidated	$—	$(1)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	711	826
Consolidated	$711	$826
Other operating income:
Radio	$—	$—
Television	—	—
Corporate	(1)	—
Consolidated	$(1)	$—
Operating income (loss):
Radio	$11,202	$8,413
Television	121	(1,201)
Corporate	(3,734)	(3,367)
Consolidated	$7,589	$3,845

The following summary table presents a comparison of our results of operations for the three-months ended March 31, 2018 and 2017 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	March 31,
	2018	2017
Net revenue	$33,906	$31,350
Engineering and programming expenses	6,731	8,617
Selling, general and administrative expenses	14,888	14,487
Corporate expenses	2,963	2,444
Depreciation and amortization	1,025	1,132
Gain on disposal of assets, net of disposal costs	—	(1)
Recapitalization costs	711	826
Other operating income	(1)	—
Operating income	7,589	3,845
Interest expense, net	(8,138)	(9,987)
Dividends on Series B preferred stock classified as interest expense	(2,433)	(2,433)
Income tax expense	387	2,263
Net loss	(3,369)	(10,838)

Net Revenue

The increase in our consolidated net revenues of $2.6 million or 8% was due to increases in net revenue in both of our radio and television segments.  Our radio segment net revenues increased $1.0 million or 4%, due to increases in local, network and special events revenue, which were partially offset by decreases in national and barter sales.  Our local sales increased in our Puerto Rico and Los Angeles markets, while our national sales decreased in our New York and San Francisco markets.  Our special events revenue increased primarily in our Puerto Rico and Los Angeles markets, mainly due to an additional event held in Puerto Rico.  This additional event was a new event that was originally scheduled to occur in 2017 but was postponed due to the effects of Hurricane Maria.  The increase in Los Angeles was primarily due to better event results than in the previous year. Our television segment net revenues increased by $1.5 million or 49%, due to the increases in special events revenue from the performance of a new event.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $1.9 million or 22% was due to the decreases in expenses in both of our radio and television segments.  Our radio segment expenses decreased $0.7 million or 12%, mainly due to decreases in digital development and content production costs related to the LaMusica application.  The television segment expenses decreased by $1.2 million or 48% primarily due to the increase of production tax credits in Puerto Rico and reductions in originally produced programming costs.

Selling, General and Administrative Expenses

The increase in our consolidated selling, general and administrative expenses of approximately $0.4 million or 3% was due to increases in our television segment’s expenses offset by decreases in our radio segment’s expenses.  Our radio segment expenses decreased approximately $1.0 million or 7%, mainly due to the impact of a legal settlement and decreases in special events, barter, and bad debt expenses offset by increases in professional fees, advertising and commissions expenses.  Our television segment expenses increased $1.4 million or 102%, primarily due to increases in special event related expenses.

Corporate Expenses

The increase in corporate expenses of $0.5 million or 21% was mostly due to an increase related to legal fees, compensation and benefits, and travel related expenses.

Recapitalization Costs

The Company incurred $0.7 million of recapitalization costs, a decrease of $0.1 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Also included in these amounts are the legal and financial advisory fees incurred by the Supporting Holders.

Operating Income

The increase in operating income of $3.7 million or 97% was primarily due to the increase in net revenues and the decreases in operating expenses and recapitalization costs.

Interest Expense, net

The decrease in interest expense of $1.8 million or 19% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017, as well as, a decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax Expense

The decrease in income tax expenses of $1.9 million or 83% was primarily a result of a reduction of the deferred tax liabilities due to the generation of an indefinite lived deferred tax asset related to interest disallowance as a result of the Tax Cuts and Jobs Act (the "Tax Legislation").

Net Loss

The decrease in net loss was primarily due to the increased operating income and decreases in interest and income tax expense.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of March 31, 2018 and, as of the date of this Quarterly Report on Form 10-Q, are as follows:

•

Our Notes, of which there are $260.3 million principal amount outstanding, were payable on April 17, 2017.  Because we did not have sufficient cash on hand and did not generate sufficient cash from operations, asset sales or the FCC spectrum auction, which we discuss in greater detail under the heading “Federal Regulation of Radio and Television Broadcasting—Repurposing of Broadcast Spectrum for Other Uses by the FCC” in our Annual Report, we did not repay the Notes at their maturity.

•

Certain holders of our Series B preferred stock, of which there is $168.0 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $77.5 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under the heading “Our Continued Recapitalization and Restructuring Efforts” in our Annual Report.

•

Our current sources of liquidity are our cash and cash equivalents which increased by $3.9 million during the first quarter of 2018, primarily due to the cash being provided by our operations during the period.  Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2018, to meet our ordinary course operating obligations over the next twelve month period.

•	We had a working capital deficit of $394.8 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities.

We continue to evaluate all options to effect a successful recapitalization or restructuring of our balance sheet, including a refinancing of the Notes.  Our refinancing efforts have been made more difficult and complex with the litigation with certain purported holders of our Series B preferred stock and the foreign ownership issue. We provide more information about each of these items under the headings “Our Continued Recapitalization and Restructuring Efforts;” “Special Note Regarding Forward-Looking Statements” and “Risk Factors—Risks Related to Our Indebtedness and Preferred Stock” in our Annual Report.

Our primary source of liquidity is our current cash and cash equivalents. We do not currently have a revolving credit facility or other working capital lines of credit. Our cash flows from operations are subject to factors impacting our customers and target audience, such as overall advertising demand, shifts in population, station listenership and viewership, demographics, audience tastes and fluctuations in preferred advertising media. We do not expect to raise cash by increasing our indebtedness for several reasons, including the need to repay the Notes, the existence of an event of default under the Indenture that arose on April 17, 2017 and the existence of the Voting Rights Triggering Event. In addition, we also face the risk of the potential negative impact of an adverse ruling of the Series B preferred stock litigation, which is described in more detail in Note 6, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies— Going Concern” in Item 7 of our Annual Report.  Furthermore, as of March 31, 2018 and December 31, 2017, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

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

On May 8, 2017, the Company, and certain of its subsidiaries entered into a Forbearance Agreement with certain Noteholders, owning more than 75% of the principal amount of the outstanding Notes.  These Noteholders agreed to forbear from exercising any of their rights and remedies under the Indenture, with respect to certain defaults from the effective date of the Forbearance Agreement until the earliest to occur of (a) the occurrence of any event of termination and (b) May 31, 2017.  As part of the Forbearance Agreement, the Company agreed to make monthly interest payments of $2,864,583 on the Notes for the 30 day periods ending on May 15, 2017 and June 15, 2017, rather than on a semi-annual basis as required by the Indenture. The Company also agreed to pay a consent fee to these Noteholders equal to 0.35% of the principal amount of the Notes held by such parties and to pay the legal fees and financial advisor due diligence fees of these Noteholders.  The Forbearance Agreement expired and has not been extended.  As of the date of the filing of these financial statements, the Company had made all of the payments required to be made under the Forbearance Agreement and has continued to make monthly interest payments on the Notes on the 15th day of each month and continued to pay the monthly legal and financial advisor due diligence fees of these Noteholders.

At March 31, 2018, there is $260.3 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  We expect to sell our New York real estate for $14.0 million in the third quarter of 2018, and we expect to use the net proceeds from the sale of the New York real estate to repay a portion of the Notes.  See Note 1 elsewhere in these financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

A summary of the outstanding balance of our Notes, as of January 1, 2017 and changes through the quarter ended March 31, 2018, is presented below (in thousands and net of unamortized discount and deferred financing costs). Redemptions listed below were made with the net proceeds of asset sales.

12.5% Senior Notes due 2017, net, as of January 1, 2017	$273,233
Amortization of discount and deferred financing cost	1,767
Redemption of Notes (June 9, 2017)	(10,336)
Redemption of Notes (August 23, 2017)	(4,390)
12.5% Senior Notes due 2017, net, as of March 31, 2018	$260,274

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending December 31, 2017.

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

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of March 31, 2018, we had outstanding $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of $77.5 million.

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

The Certificate of Designations provided holders the right, on October 15, 2013, to require us to repurchase their shares, subject to the legal availability of funds. At the option of the holder, we were required to repurchase the Series B preferred stock at a purchase price equal to 100% of the liquidation preference, or $1,000 per share, plus accrued and unpaid dividends. Certain holders of the Series B preferred stock exercised their repurchase option, but we were unable to fully repurchase the Series B preferred stock for which repurchases were requested, resulting in a continuing Voting Rights Triggering Event. During the continuation of a Voting Rights Triggering Event, certain restrictions are imposed on us, including (i) a prohibition on our ability to incur additional new indebtedness, (ii) restrictions on our ability to make restricted payments and (iii) restrictions on our ability to merge or consolidate with other companies or transfer all or substantially all of our assets.  In addition, upon the incurrence and during the pendency of a Voting Rights Triggering Event, the holders of the Series B preferred stock have the right to elect two members to our Board of Directors. A Voting Rights Triggering Event shall continue until (i) all dividends in arrears shall have been paid in full and (ii) all other failures, breaches or defaults giving rise to such Voting Rights Triggering Event are remedied or waived by the holders of at least a majority of the shares of the then outstanding Series B preferred stock.

As discussed in Note 9, elsewhere in this Quarterly Report on Form 10-Q, we report dividends on the Series B preferred stock as interest expense.

For more information regarding the Series B preferred stock, see Note 9, elsewhere in this Quarterly Report on Form 10-Q.

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

For more information regarding the Series C preferred stock, see Note 12 to the financial statements included in our Annual Report.

Class A Common Stock

As of March 31, 2018, we had 4,216,991 shares of Class A common stock outstanding.

Class B Common Stock

As of March 31, 2018, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the three-months ended March 31, 2018 and 2017, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Three-Months Ended
	March 31,		Change
	2018	2017	$
Capital expenditures:
Radio	$225	202	23
Television	17	23	(6)
Corporate	6	51	(45)
Consolidated	$248	$276	(28)
Net cash flows provided by operating activities	$4,189	11,181	(6,992)
Net cash flows used in investing activities	(248)	(209)	(39)
Net cash flows used in financing activities	—	(4,616)	4,616
Net increase in cash and cash equivalents	$3,941	6,356

Capital Expenditures

The decrease in our capital expenditures was primarily due to a greater amount of prior year corporate capital expenditures due to a software implementation which occurred during the first quarter of 2017.

Net Cash Flows Provided by Operating Activities

Changes in our net cash flows provided by operating activities were primarily a result of the Company commencing to make interest payments on a monthly rather than semi-annual basis on the 12.5% Senior Secured Notes.

Net Cash Flows Used In Investing Activities

Changes in our net cash used in investing activities were primarily a result of having received proceeds from the disposal of a generator and related electrical equipment during the first quarter of 2017 which were not present during the first quarter of 2018.

Net Cash Flows Used in Financing Activities

Changes in our net cash used in financing activities were a result of paying the promissory note related to the SBS Miami Broadcast Center in January 2017.

OTC Markets Notice

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

Our critical accounting policies are described in Item 7 of our Annual Report. There have been no material changes to our critical accounting policies during the three-months ended March 31, 2018.

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

In March 2018, management concluded that a control deficiency in the process of detecting ownership changes related to Section 382 of the Internal Revenue Code, which impacts the calculation of the provision for income taxes and the measurement of our deferred tax assets constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Since such time, management is implementing the following measure to remediate the material weakness related to the process of detecting ownership changes in accordance with Section 382.  Management is implementing a quarterly review process that is performed in collaboration with outside legal counsel and third party tax specialists, where changes in ownership that have occurred since the prior period are considered and analyzed to determine if these represent ownership changes in accordance with Section 382.  The conclusion as to whether or not an ownership change under Section 382 has occurred is further reviewed and approved by management. If we determine that an ownership change has occurred, we will conduct an analysis in accordance with such section to determine the impact to the calculation of the provision for income taxes and the measurement of our deferred tax assets. Management continues to explore additional measures to detect ownership changes under Section 382.

Based on our assessment, we consider that the material weakness related to the process of detecting ownership changes related to Section 382 has not been fully remediated and is still present as of March 31, 2018 as the remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

Changes In Internal Control Over Financial Reporting.  In November 2017, management concluded that a control deficiency with respect to the design of controls related to the classification and presentation of transactions on the Consolidated Statement of Cash Flows constituted a material weakness in internal control over financial reporting and that our disclosure controls and procedures were not and would not be deemed effective until such time that the deficiency was considered remediated.

Management has since implemented the following remedial measures to improve the review process to ensure that all transactions, including non-ordinary transactions are properly classified and presented on the Consolidated Statement of Cash Flows.

1.	The Company has engaged an independent third party to assist with the preparation and provide additional guidance to the preparer of the Consolidated Statement of Cash Flows.
2.	The Company has assigned additional managerial resources to perform a final review of the Consolidated Statement of Cash Flows.
3.	The Company has developed a checklist to more clearly identify the specific review procedures performed by management’s final review.

The combination of engaging an independent third party to assist and provide additional guidance, assigning additional managerial resources to the review process, and the creation and utilization of a checklist as part of the review have strengthened the Company’s documentation process and resulting in an improved evaluation of the Consolidated Statement of Cash Flows.

Based on our assessment, management concluded that the material weakness related to the classification and presentation of transactions on the Consolidated Statement of Cash Flows has been remediated as of March 31, 2018, as the implemented remedial controls have been operating effectively for a sufficient period of time.

As previously discussed, management revised its policies and procedures with respect to controls over the process of detecting ownership changes related to Sections 382.  Except for the material weaknesses we identified and the remedial measures we have implemented, as described above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 6, Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

For a description of defaults upon senior securities, see Note 8, 12.5% Senior Secured Notes, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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
JOSEPH A. GARCÍA

Chief Financial Officer, Chief Administrative Officer, Senior Executive Vice President and Secretary (principal financial and accounting officer and duly authorized officer of the registrant)

Date: June 28, 2018