Form 10-Q
period 2018-06-30
SPANISH BROADCASTING SYSTEM INC
filed 2018-08-14
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, 4,241,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, our recapitalization plan and restructuring efforts, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.   These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on May 23, 2018 (the “Annual Report”), and those described from time to time in our future reports filed with the SEC. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. These risks and uncertainties include the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$20,711	$16,141
Receivables:
Trade	28,839	32,046
Barter	159	288
	28,998	32,334
Less allowance for doubtful accounts	1,481	1,529
Net receivables	27,517	30,805
Prepaid expenses and other current assets	9,714	8,055
Total current assets	57,942	55,001
Property and equipment, net of accumulated depreciation of $63,309 in 2018 and $61,502 in 2017	22,497	23,464
FCC broadcasting licenses	321,714	322,197
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,260 in 2018 and $1,212 in 2017	1,288	1,336
Assets held for sale	409	409
Other assets	732	691
Total assets	$437,388	$435,904
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$20,850	$18,763
Accrued interest	1,797	1,797
Unearned revenue	758	715
Other liabilities	11	11
12.5% senior secured notes (note 9)	260,274	260,274
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at June 30, 2018 and December 31, 2017 and $79,899 and $75,032 of dividends payable as of June 30, 2018 and December 31, 2017, respectively.	170,448	165,581
Total current liabilities	454,138	447,141
Other liabilities, less current portion	3,518	3,406
Deferred tax liabilities	80,980	81,271
Total liabilities	538,636	531,818
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,216,991 and 4,166,991 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	526,180	526,147
Accumulated deficit	(627,432)	(622,065)
Total stockholders’ deficit	(101,248)	(95,914)
Total liabilities and stockholders’ deficit	$437,388	$435,904

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(In thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$34,780	$34,181	$68,686	$65,531
Operating expenses:
Engineering and programming	6,529	6,818	13,260	15,435
Selling, general and administrative	13,249	16,563	28,137	31,050
Corporate expenses	3,440	2,793	6,403	5,237
Depreciation and amortization	971	1,111	1,996	2,243
Total operating expenses	24,189	27,285	49,796	53,965
Gain on the disposal of assets, net of disposal costs	—	(12,826)	—	(12,827)
Recapitalization costs	1,045	3,263	1,756	4,089
Impairment charges	483	—	483	—
Other operating income	(50)	—	(51)	—
Operating income	9,113	16,459	16,702	20,304
Other expense:
Interest expense, net	(8,127)	(9,328)	(16,265)	(19,315)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,433)	(4,867)	(4,866)
Income (loss) before income taxes	(1,448)	4,698	(4,430)	(3,877)
Income tax expense	550	2,131	937	4,394
Net income (loss)	$(1,998)	$2,567	$(5,367)	$(8,271)
Basic and Diluted net income (loss) per common share
Class A common stock	$(0.27)	$0.35	$(0.73)	$(1.14)
Class B common stock	$(0.27)	$0.35	$(0.73)	$(1.14)
Basic and diluted weighted average common shares outstanding:
Class A common stock	4,217	4,167	4,209	4,167
Class B common stock	2,340	2,340	2,340	2,340
Net income (loss)	$(1,998)	$2,567	$(5,367)	$(8,271)
Other comprehensive income, net of taxes	—	92	—	102
Total comprehensive income (loss)	$(1,998)	$2,659	$(5,367)	$(8,169)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Six-Months Ended June 30, 2018

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional		Total
	Number of		Number of		Number of		paid-in	Accumulated	stockholders'
	shares	Par value	shares	Par value	shares	Par value	capital	deficit	deficit
Balance at December 31, 2017	380,000	$4	4,166,991	$—	2,340,353	$—	$526,147	$(622,065)	$(95,914)
Net loss	—	—	—	—	—	—	—	(5,367)	(5,367)
Issuance of Class A common stock	—	—	50,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	33	—	33
Balance at June 30, 2018	380,000	$4	4,216,991	$—	2,340,353	$—	$526,180	$(627,432)	$(101,248)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six-Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,367)	$(8,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Dividends on Series B preferred stock classified as interest expense	4,867	4,866
Gain on the disposal of assets	—	(12,827)
Gain on insurance proceeds received for damage to equipment	(50)	—
Impairment charges	483	—
Stock-based compensation	33	125
Depreciation and amortization	1,996	2,243
Net barter (income) loss	(205)	94
Provision for trade doubtful accounts	(1)	377
Amortization of deferred financing costs	—	1,138
Amortization of original issued discount	—	629
Deferred income taxes	(291)	4,240
Unearned revenue	177	(337)
Changes in operating assets and liabilities:
Trade receivables	3,077	4,702
Prepaid expenses and other current assets	(1,576)	(1,998)
Other assets	(41)	(58)
Accounts payable and accrued expenses	2,087	4,240
Accrued interest	—	(5,418)
Business interruption insurance proceeds received in advance	100	—
Other liabilities	112	184
Net cash provided by (used in) operating activities	5,401	(6,071)
Cash flows from investing activities:
Purchases of property and equipment	(981)	(450)
Proceeds from the sale of property and equipment	—	13,861
Insurance proceeds received for damage to equipment	50	—
Property damage insurance proceeds received in advance	100	—
Net cash (used in) provided by investing activities	(831)	13,411
Cash flows from financing activities:
Paydown of 12.5% senior secured notes	—	(10,336)
Payments of other debt	—	(4,605)
Net cash used in financing activities	—	(14,941)
Net increase (decrease) in cash and cash equivalents	4,570	(7,601)
Cash and cash equivalents at beginning of period	16,141	23,835
Cash and cash equivalents at end of period	$20,711	$16,234
Supplemental cash flows information:
Interest paid	$16,278	$22,971
Income tax paid	$837	$28
Noncash investing and financing activities:
Unrealized gain on derivative instruments	$—	$102

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three- and six-month periods ended June 30, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed by the Company on May 23, 2018 (the “Annual Report”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of June 30, 2018 through the financial statements issuance date. The results of operations for the six-months ended June 30, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018, or for any other future interim or annual periods.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern. As of June 30, 2018 and December 31, 2017, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes (the “Notes”) as a current liability. The Series B preferred stock became “mandatorily redeemable” and classified as a current liability when we failed to repurchase such stock on October 15, 2013. We discuss the classification of the Series B preferred stock as a current liability in greater detail under the heading “Redemption Date and Subsequent Accounting Treatment of the Preferred Stock” in Note 10 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available. In addition, the Company is currently involved in litigation with some holders of the Series B preferred stock.  See Note 6 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Series B preferred stock litigation. As further discussed below, both of these things, the classification of the Notes and the Series B preferred stock as current liabilities and the Series B preferred stock litigation could adversely affect our ability to continue as a going concern.

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

The Company has incurred $1.0 and $1.8 million, respectively, for the three and six-months ended June 30, 2018, of recapitalization costs, primarily due to professional fees. Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of share-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The update is effective for fiscal years beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the adoption date for ASC 606 on revenue recognition. The update is effective through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the effect the update will have on its financial statements.

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

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain aspects of certain not-yet-effective guidance on the recognition and measurement of financial assets and financial liabilities. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. Entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company adopted the new guidance in the second quarter of 2018 with no impact on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This new standard requires organizations that lease assets to recognize on the balance sheet the lease assets and lease liabilities for the rights and obligations created by those leases and disclose key information about the leasing agreements.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, intended to clarify the Codification or to correct unintended application of the guidance and ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an additional and optional transition method to adopt the new lease requirements.  The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted as of the beginning of an interim or annual reporting period and must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  We are currently evaluating the impact that this new standard will have on our financial position and related disclosures and expect the impact on our assets and liabilities will be material due to the addition of right-of-use assets and lease liabilities; however the impact cannot currently be quantified.

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

1)  Identify the contract with a customer,

2)  Identify the performance obligations in the contract,

3)  Determine the transaction price,

4)  Allocate the transaction price to performance obligations in the contract, and

5)  Recognize revenue when or as the Company satisfies a performance obligation.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-months and six-months ended June 30, 2018 and 2017 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Local, national and digital	$32,243	$30,722	$60,871	$58,619
Network	2,954	2,604	5,084	4,084
Special events	1,593	2,043	6,713	5,123
Barter	1,360	1,827	2,272	3,323
Other	1,813	1,603	3,474	3,013
Gross revenue	39,963	38,799	78,414	74,162
Less: Agency commissions and other	5,183	4,618	9,728	8,631
Net revenue	$34,780	$34,181	$68,686	$65,531

Nature of Products and Services

(a)	Local, national and digital advertising

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

Contract Balances

$0.5 million and $0.7 million of local, national and digital revenue was recognized during the three-and six-months ended June 30, 2018 that was included in the unearned revenue balances at the beginning of the period.  During the three-months ended June 30, 2018 there were no special events revenue recognized that were included in the unearned balances at the beginning of the period and $0.1 million of special events revenue have been recognized during the six-months ended June 30, 2018 that were included in the unearned revenue balances at the beginning of period.  $0.1 million and $0.2 million of barter revenue were recognized during the three-and six-months ended June 30, 2018, respectively, that were included in the unearned revenue balances at the beginning of period.  Network and other revenue recognized during the three-and six-months ended June 30, 2018, respectively, that were included in unearned revenue balances at the beginning of the period were not significant.

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

3. Basic and Diluted Net Income (Loss) Per Common Share

In calculating earnings per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company’s undistributed net income (loss).  The Company’s Class A common stock, Class B common stock and Series C convertible preferred stock share equally on an as-converted basis with respect to net income (loss).

Basic net income (loss) per share is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares for each period on an as-converted basis. Diluted net income (loss) per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.

The following table sets forth the allocation for net income (loss) available to stockholders for the three- and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$(1,998)	$2,567	$(5,367)	$(8,271)

Allocation of net income (loss) to Class A and B common stockholders and Series C convertible preferred stockholders for basic net income (loss) per share:
Class A common stockholders	$(1,152)	$1,472	$(3,090)	$(4,742)
Class B common stockholders	(639)	827	(1,719)	(2,664)
Series C convertible preferred stockholder	(207)	268	(558)	(865)
Total	$(1,998)	$2,567	$(5,367)	$(8,271)

The following table set forth the weighted shares outstanding utilized in determining the denominator for the basic and diluted earnings per share for the three- and six-month periods ended June 30, 2018 and 2017:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Denominator – weighted average as converted
Class A common shares outstanding - basic	4,217	4,167	4,209	4,167
Class B common shares outstanding – basic	2,340	2,340	2,340	2,340
Series C convertible shares outstanding – basic	760	760	760	760
Total basic weighted average shares outstanding	7,317	7,267	7,309	7,267

Effect of dilutive equity instruments	—	—	—	—
Total diluted weighted average shares outstanding	7,317	7,267	7,309	7,267
Options to purchase shares of common stock and other stock-based awards outstanding which are not included in the calculation of diluted net income per share because their impact is anti-dilutive	408	408	418	399

The following table sets forth the Company’s calculated net income (loss) per share for the three- and six-month periods ended June 30, 2018 and 2017:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic net income (loss) per share allocated to stockholders:
Class A common stockholders	$(0.27)	$0.35	$(0.73)	$(1.14)
Class B common stockholders	$(0.27)	$0.35	$(0.73)	$(1.14)
Series C convertible preferred stockholder	$(0.27)	$0.35	$(0.73)	$(1.14)

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue:
Radio	$31,279	$31,279	$60,530	$59,503
Television	3,501	2,902	8,156	6,028
Consolidated	$34,780	$34,181	$68,686	$65,531
Engineering and programming expenses:
Radio	$5,365	$5,672	$10,830	$11,871
Television	1,164	1,146	2,430	3,564
Consolidated	$6,529	$6,818	$13,260	$15,435
Selling, general and administrative expenses:
Radio	$11,997	$14,932	$24,154	$28,068
Television	1,252	1,631	3,983	2,982
Consolidated	$13,249	$16,563	$28,137	$31,050
Corporate expenses:	$3,440	$2,793	$6,403	$5,237
Depreciation and amortization:
Radio	$409	$460	$836	$936
Television	504	559	1,041	1,118
Corporate	58	92	119	189
Consolidated	$971	$1,111	$1,996	$2,243
Gain on the disposal of assets, net of disposal costs:
Radio	$—	$(12,826)	$—	$(12,826)
Television	—	—	—	(1)
Corporate	—	—	—	—
Consolidated	$—	$(12,826)	$—	$(12,827)
Recapitalization costs:
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	1,045	3,263	1,756	4,089
Consolidated	$1,045	$3,263	$1,756	$4,089
Impairment charges:
Radio	$—	$—	$—	$—
Television	483	—	483	—
Corporate	—	—	—	—
Consolidated	$483	$—	$483	$—
Other operating income:
Radio	$(12)	$—	$(12)	$—
Television	(38)	—	(38)	—
Corporate	—	—	(1)	—
Consolidated	$(50)	$—	$(51)	$—
Operating income (loss):
Radio	$13,520	$23,041	$24,722	$31,454
Television	136	(434)	257	(1,635)
Corporate	(4,543)	(6,148)	(8,277)	(9,515)
Consolidated	$9,113	$16,459	$16,702	$20,304

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capital expenditures:
Radio	$648	$111	$873	$313
Television	57	44	74	67
Corporate	28	19	34	70
Consolidated	$733	$174	$981	$450

	June 30,	December 31,
	2018	2017
Total Assets:
Radio	$380,713	$378,472
Television	53,915	54,836
Corporate	2,760	2,596
Consolidated	$437,388	$435,904

5. Income Taxes

We are calculating our effective income tax rate using an estimated annual effective tax rate with the exception of jurisdictions where losses have a full valuation allowance against them and jurisdictions with indefinite lived deferred tax liabilities for which their deferred tax assets are also subject to a full valuation allowance.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses reported through the second quarter of 2018, management has not changed its valuation allowance position as of June 30, 2018, from December 31, 2017.

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

Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our consolidated financial statements as of June 30, 2018 and December 31, 2017.

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance

Agreement”) and breach of our Third Amended and Restated Certificate of Incorporation (the “Charter”) and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issue we describe in greater detail under the heading “Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue” in our Annual Report.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $170.4 million as of June 30, 2018), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won. We believe these claims are without merit, and we intend to defend ourselves vigorously.  We have filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018. However given the uncertainties inherent in litigation, there can be no assurances that we will be successful and win the current litigation.

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

The Pretrial Conference was held on August 14, 2017 and a hearing to mark the evidence was scheduled for October 13th, but due to the passage of Hurricanes Irma and María, said hearing was cancelled until further notice. The trial dates previously scheduled for October 23 through November 2, 2017 were also cancelled until further notice from the Court.  On February 16, 2018, the court held a status conference hearing to schedule the trial dates.  The trial is set to begin on August 6, 2018 for a four day trial. At this stage, an estimate of loss cannot be made, however, we believe we have good defenses and it is not probable that the outcome of the litigation will result in a material loss or liability to us.

7. Impairment of FCC Broadcasting Licenses

We generally perform our annual impairment test of our indefinite-lived intangibles during the fourth quarter of the fiscal year but, given the recent performance for total market revenues in several radio markets and the Puerto Rico television market, we performed an interim impairment test as of June 30, 2018 of our FCC broadcasting radio licenses in Chicago and San Francisco, as well as our Puerto Rico FCC television broadcasting license.

We perform valuations using the discounted cash flow methodology. This income approach consists of a quantitative model, which assumes the FCC broadcasting licenses are acquired and operated by a third-party. This valuation method is based on the premise that the only asset that an unbuilt start-up station possesses is the FCC broadcasting license. Such method isolates the income attributable to an FCC broadcasting license by modeling a hypothetical greenfield build-up to a normalized enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for as part of the build-up process. Consequently, the resulting accretion in value is solely attributed to the FCC broadcasting license.

In the discounted cash flow projections, a ten years period is deemed an appropriate time period for the analysis. The yearly cash flow streams were adjusted to present value using an after-tax discount rate calculated for the radio and television broadcast industries as of June 30 of each year. Additionally, it is necessary to project the terminal value at the end of the ten-year projection period. The terminal value represents the hypothetical value of the licenses at the end of a ten-year period. An estimated amount of taxes are deducted from the assumed terminal value, which accordingly is discounted to net present value.

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

The methodology used by us in determining our key estimates and assumptions was applied consistently to the subject markets. Below are some of the key assumptions used in our impairment assessment using significant unobservable inputs (Level 3 non-recurring fair value measure).

	Radio FCC Licenses	Television FCC Licenses
	June 30, 2018	June 30, 2018
Discount Rate	9.5%	12.0%
Long-term Revenue Growth Rate	1.0% - 1.5%	0.5%
Mature Market Share	2.7% - 4.4%	2.0%
Mature Operating Profit Margin	30.1%	24.0%

As a result of the interim impairment test, we determined that there was an impairment to our television FCC broadcasting license in Puerto Rico, primarily due to lower industry advertising revenue growth projections in the subject market. We recorded a non-cash impairment loss of approximately $0.5 million that reduced the carrying value of such FCC broadcasting license.  The tax impact of the impairment loss was an approximate $0.2 million tax benefit, which was related to the reduction of the book/tax basis difference on our FCC broadcasting license.

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

The estimated fair values of our financial instruments are as follows (in millions):

		June 30, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% senior secured notes (note 9)	Level 2	$260.3	271.4	$260.3	269.1
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 10)	Level 3	170.4	38.9	165.6	38.1

(b)	Fair Value of FCC Broadcasting Licenses

As discussed in Note 7, our valuations of our indefinite-lived intangibles principally use the discounted cash flow methodology which includes significant unobservable inputs and assumptions by management resulting in a Level 3 classification within the fair value hierarchy.  During the quarter ended June 30, 2018, our television FCC broadcasting license with a carrying amount of $2.8 million was written down to its implied fair value of $2.3 million, resulting in a non-recurring impairment charge of $0.5 million, which was included in earnings for the period.

9. 12.5% Senior Secured Notes

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

At June 30, 2018, there was $260.3 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  After the quarter ended June 30, 2018, we closed on the sale of our New York real estate for $14.0 million in gross proceeds and we expect to use the net proceeds of $10.4 million from such sale to repay a portion of the Notes.  See Note 1 elsewhere in these financial statements for additional detail regarding our continued recapitalization and restructuring efforts and our failure to repay the Notes at maturity.

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending June 30, 2018.

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

As of June 30, 2018, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $79.9 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

After the quarter ended June 30, 2018 and pursuant to an agreement entered into by the Company, as of September 12, 2017, with 26 W. 56 LLC, the Company closed on the sale of its New York facilities with a carrying value of $0.4 million for $14.0 million, exclusive of closing costs, on July 19, 2018. The Company will recognize a gain on the sale of the New York facilities in the third quarter of 2018.  Additionally, the sale of the New York facilities resulted in net proceeds of $10.4 million to the Company, as defined by the Indenture governing the Notes, which is calculated differently than the recognized gain for financial reporting purposes. In order to arrive at net proceeds, as defined by the Indenture, the Company is permitted to hold back certain amounts related to taxes, relocation expenses and capital expenditures that are expected to become payable in the future. The net proceeds of $10.4 million will be used to repay a portion of the Notes during the third quarter of 2018.

A summary of assets held for sale as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30,	December 31,
Description	2018	2017
Property and equipment, net	$409	$409
Assets held for sale	$409	$409

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving 85 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 15.3 million listeners in an average week with our targeted networks.  For the six-months ended June 30, 2018 and 2017, our radio revenue was generated primarily from the sale of local, national, and network advertising, and our radio segment generated 88% and 91% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.1 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week.  For the six-months ended June 30, 2018 and 2017, our television revenue was generated primarily from the sale of local and national advertising and paid programming.  Our television segment generated 12% and 9% of our consolidated net revenues, respectively.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the six-months ended June 30, 2018 and 2017, local revenue comprised 64% and 64% of our gross revenues, respectively. National revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the six-months ended June 30, 2018 and 2017, national revenue comprised 10% and 12% of our gross revenues, respectively. Digital revenue is derived from the sale of advertiser promotions and advertising on the LaMusica application and our websites, as well as the sale of advertising airtime during the streaming of our radio stations. For the six-months ended June 30, 2018 and 2017, digital revenue comprised 3% of our gross revenues.

•

Network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the six-months ended June 30, 2018 and 2017, network revenue comprised 6% of our gross revenues.

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

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime. For the six-months ended June 30, 2018 and 2017, barter revenue comprised 3% and 4% of our gross revenues, respectively.

•

Special events revenue. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. For the six-months ended June 30, 2018 and 2017, special events revenue comprised 9% and 7% of our gross revenues, respectively.

•

Other revenue. We receive other ancillary revenue such as syndication revenue from licensing various MegaTV content, subscriber revenue paid to us by cable and satellite providers, and rental income from renting available tower space or sub-channels. For the six-months ended June 30, 2018 and 2017, other revenue comprised 5% and 4% of our gross revenues, respectively.

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

Comparison Analysis of the Operating Results for the Three-Months Ended June 30, 2018 and 2017

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	June 30,
	2018	2017
Net revenue:
Radio	$31,279	31,279
Television	3,501	2,902
Consolidated	$34,780	34,181
Engineering and programming expenses:
Radio	$5,365	5,672
Television	1,164	1,146
Consolidated	$6,529	6,818
Selling, general and administrative expenses:
Radio	$11,997	14,932
Television	1,252	1,631
Consolidated	$13,249	16,563
Corporate expenses:	$3,440	2,793
Depreciation and amortization:
Radio	$409	460
Television	504	559
Corporate	58	92
Consolidated	$971	1,111
Gain on the disposal of assets, net of disposal costs:
Radio	$—	$(12,826)
Television	—	—
Corporate	—	—
Consolidated	$—	$(12,826)
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	1,045	3,263
Consolidated	$1,045	$3,263
Impairment charges:
Radio	$—	$—
Television	483	—
Corporate	—	—
Consolidated	$483	$—
Other operating income:
Radio	$(12)	$—
Television	(38)	—
Corporate	—	—
Consolidated	$(50)	$—
Operating income (loss):
Radio	$13,520	$23,041
Television	136	(434)
Corporate	(4,543)	(6,148)
Consolidated	$9,113	$16,459

The following summary table presents a comparison of our results of operations for the three-months ended June 30, 2018 and 2017 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	June 30,
	2018	2017
Net revenue	$34,780	$34,181
Engineering and programming expenses	6,529	6,818
Selling, general and administrative expenses	13,249	16,563
Corporate expenses	3,440	2,793
Depreciation and amortization	971	1,111
Gain on disposal of assets, net of disposal costs	—	(12,826)
Recapitalization costs	1,045	3,263
Impairment charges	483	—
Other operating income	(50)	—
Operating income	9,113	16,459
Interest expense, net	(8,127)	(9,328)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,433)
Income tax expense	550	2,131
Net income (loss)	(1,998)	2,567

Net Revenue

The increase in our consolidated net revenues of $0.6 million or 2% was due to increases in net revenue in our television segment.  Our radio segment net revenues remained flat due to increases in network and local revenue, which were offset by decreases in barter, special events, national and digital sales.  Our local sales increased in our Los Angeles, Puerto Rico, Miami and San Francisco markets, while our national sales increased in our Los Angeles, Puerto Rico, and San Francisco markets.  Our special events revenue decreased primarily in our San Francisco and Los Angeles markets, mainly due to lower event activity which was partially offset by increases in our Puerto Rico, New York, and Miami markets. Our television segment net revenues increased by $0.6 million or 21%, due to the increases in local and subscriber-based revenues, and hurricane related insurance proceeds for business interruption in Puerto Rico.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $0.3 million or 4% was due to the decreases in our radio segment.  Our radio segment expenses decreased $0.3 million or 5%, mainly due to decreases in digital development and content production costs related to the LaMusica application.  The television segment expenses remained flat.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of approximately $3.3 million or 20% was due to decreases in both our radio and television segments expenses.  Our radio segment expenses decreased approximately $2.9 million or 20%, mainly due to the impact of legal settlements and decreases in special events, barter, and tax expenses offset by increases in professional fees and marketing expenses.  Our television segment expenses decreased $0.4 million or 23%, primarily due to decreases in professional fees, bad debt and compensation expenses.

Corporate Expenses

The increase in corporate expenses of $0.6 million or 23% was mostly due to an increase related to bonus and legal expenses.

Gain on Sale of Assets, net of disposal costs

The decrease of the gain on sale of assets of $12.8 million was due to the sale of our Los Angeles facility in June 2017.

Recapitalization Costs

The Company incurred $1.0 million of recapitalization costs, a decrease of $2.2 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this

Quarterly Report on Form 10-Q.  Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders.”) of more than 56% of the principal amount of outstanding Notes who entered into a forbearance agreement with us on May 8, 2017. See “Liquidity and Capital Resources—12.5% Senior Secured Notes.”

Impairment Charges

The increase in impairment charges of $0.5 million was primarily due to an impairment of our Puerto Rico market television FCC broadcasting license.

Operating Income

The decrease in operating income of $7.3 million or 45% was primarily due to the increase in net revenues and the decreases in operating expenses and recapitalization costs as well as not currently recognizing gains on sale of assets while recognizing an impairment of one of our television FCC broadcasting licenses.

Interest Expense, net

The decrease in interest expense of $1.2 million or 13% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017, as well as, a decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax Expense

The decrease in income tax expense of $1.6 million or 74% was primarily a result of a reduction of the deferred tax liabilities due to the generation of an indefinite lived deferred tax asset related to interest disallowance as a result of the Tax Cuts and Jobs Act (the "Tax Legislation").

Net Loss

The net loss was primarily due to the decreased operating income and decreases in interest and income tax expense.

Comparison Analysis of the Operating Results for the Six-Months Ended June 30, 2018 and 2017

The following summary table presents financial data for each of our operating segments (in thousands):

	Six-Months Ended
	June 30,
	2018	2017
Net revenue:
Radio	$60,530	59,503
Television	8,156	6,028
Consolidated	$68,686	65,531
Engineering and programming expenses:
Radio	$10,830	11,871
Television	2,430	3,564
Consolidated	$13,260	15,435
Selling, general and administrative expenses:
Radio	$24,154	28,068
Television	3,983	2,982
Consolidated	$28,137	31,050
Corporate expenses:	$6,403	5,237
Depreciation and amortization:
Radio	$836	936
Television	1,041	1,118
Corporate	119	189
Consolidated	$1,996	2,243
Gain on the disposal of assets, net of disposal costs:
Radio	$—	(12,826)
Television	—	(1)
Corporate	—	—
Consolidated	$—	(12,827)
Recapitalization costs:
Radio	$—	—
Television	—	—
Corporate	1,756	4,089
Consolidated	$1,756	4,089
Impairment charges:
Radio	$—	—
Television	483	—
Corporate	—	—
Consolidated	$483	—
Other operating income:
Radio	$(12)	—
Television	(38)	—
Corporate	(1)	—
Consolidated	$(51)	—
Operating income (loss):
Radio	$24,722	31,454
Television	257	(1,635)
Corporate	(8,277)	(9,515)
Consolidated	$16,702	20,304

The following summary table presents a comparison of our results of operations for the six-months ended June 30, 2018 and 2017 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Six-Months Ended
	June 30,
	2018	2017
Net revenue	$68,686	65,531
Engineering and programming expenses	13,260	15,435
Selling, general and administrative expenses	28,137	31,050
Corporate expenses	6,403	5,237
Depreciation and amortization	1,996	2,243
Gain on disposal of assets, net of disposal costs	—	(12,827)
Recapitalization costs	1,756	4,089
Impairment charges	483	—
Other operating income	(51)	—
Operating income	16,702	20,304
Interest expense, net	(16,265)	(19,315)
Dividends on Series B preferred stock classified as interest expense	(4,867)	(4,866)
Income tax expense	937	4,394
Net loss	(5,367)	(8,271)

Net Revenue

The increase in our consolidated net revenues of $3.2 million or 5% was due to increases in both our radio and television segments’ net revenues.  Our radio segment net revenues increased $1.0 million or 2%, due to increases in network, local, and special event revenue, which were partially offset by decreases in barter and national revenues.  Our local sales increased in our Puerto Rico and Los Angeles markets, while our national sales decreased in our New York, San Francisco, and Miami markets.  Our television segment net revenues increased by $2.1 million or 35%, due to increases in special events, and subscriber-based revenues and hurricane related insurance proceeds for business interruption in Puerto Rico.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $2.2 million or 14% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $1.0 million or 9%, mainly due to a decrease in digital development and content production costs related to the LaMusica application.  The television segment expenses decreased $1.1 million or 32% primarily due to decreases in programming content costs.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of approximately $2.9 million or 9% was due to the decreases in our radio segments’ expenses offset by increases in our television segments’ expenses.  Our radio segment expenses decreased approximately $3.9 million or 14%, mainly due to the impact of legal settlements and decreases in special event, trade and tax expenses offset by increased professional fees and marketing expenses.  Our television segment expenses increased approximately $1.0 million or 34%, primarily due to increases in special events partially offset by decreases in professional fees, compensation and facility expenses.

Corporate Expenses

The increase in corporate expenses of $1.2 million or 22% was mostly due to increases in bonuses, professional fees and travel related expenses.

Gain on Sale of Assets, net of disposal costs

The decrease of the gain on sale of assets of $12.8 million was due to the sale of our Los Angeles facility in June 2017.

Recapitalization Costs

The Company incurred $1.8 million of recapitalization costs, a decrease of $2.3 million, primarily due to professional fees related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Also included in these amounts are the legal and financial advisory fees paid to the Supporting Holders.

Impairment Charges

The increase in impairment charges of $0.5 million was primarily due to an impairment of our Puerto Rico market television FCC broadcasting license.

Operating Income

The decrease in operating income of $3.6 million or 18% was primarily due to the increase in net revenues and the decreases in operating expenses and recapitalization costs as well as not currently recognizing gains on sale of assets while recognizing an impairment of one of our television FCC broadcasting licenses.

Interest Expense, net

The decrease in interest expense of $3.1 million or 16% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017, as well as, a decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax Expense

The decrease in income tax expense of $3.5 million or 79% was primarily a result of a reduction of the deferred tax liabilities due to the generation of an indefinite lived deferred tax asset related to interest disallowance as a result of the Tax Cuts and Jobs Act (the "Tax Legislation").

Net Loss

The decrease in net loss was primarily due to the decreased operating income and decreases in interest and income tax expense.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of June 30, 2018 and, as of the date of this Quarterly Report on Form 10-Q, are as follows:

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

•

Certain holders of our Series B preferred stock, of which there is $170.4 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $79.9 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under the heading “Our Continued Recapitalization and Restructuring Efforts” in our Annual Report.

•

Our current sources of liquidity are our cash and cash equivalents which increased by $4.6 million during the six-months ended June 30, 2018, primarily due to the cash being provided by our operations during the period.  Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2018, to meet our ordinary course operating obligations over the next twelve month period.

•	We had a working capital deficit of $396.2 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities.

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

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies— Going Concern” in Item 7 of our Annual Report.  Furthermore, as of June 30, 2018 and December 31, 2017, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

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

At June 30, 2018, there is $260.3 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  As further discussed in Note 11, subsequent to June 30, 2018, the Company closed on its New York real estate for $14.0 million, and it used the net proceeds of $10.4 million from such sale to repay a portion of the Notes.  See Note 1 elsewhere in these financial statements for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

A summary of the outstanding balance of our Notes, as of January 1, 2017 and changes through the quarter ended June 30, 2018, is presented below (in thousands and net of unamortized discount and deferred financing costs). Redemptions listed below were made with the net proceeds of asset sales.

12.5% Senior Notes due 2017, net, as of January 1, 2017	$273,233
Amortization of discount and deferred financing cost	1,767
Redemption of Notes (June 9, 2017)	(10,336)
Redemption of Notes (August 23, 2017)	(4,390)
12.5% Senior Notes due 2017, net, as of June 30, 2018	$260,274

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

Although our secured leverage ratio was greater than 4.75 to 1.00, we recorded positive consolidated station operating income for our television segment for the most recent twelve-month period ending June 30, 2018.

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

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of June 30, 2018, we had outstanding $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of $79.9 million.

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

As discussed in Note 10, elsewhere in this Quarterly Report on Form 10-Q, we report dividends on the Series B preferred stock as interest expense.

For more information regarding the Series B preferred stock, see Note 10, elsewhere in this Quarterly Report on Form 10-Q.

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

Class A Common Stock

As of June 30, 2018, we had 4,216,991 shares of Class A common stock outstanding.

Class B Common Stock

As of June 30, 2018, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the six-months ended June 30, 2018 and 2017, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Six-Months Ended
	June 30,		Change
	2018	2017	$
Capital expenditures:
Radio	$873	$313	560
Television	74	67	7
Corporate	34	70	(36)
Consolidated	$981	$450	531
Net cash flows provided by (used in) operating activities	$5,401	$(6,071)	11,472
Net cash flows (used in) provided by investing activities	(831)	13,411	(14,242)
Net cash flows used in financing activities	—	(14,941)	14,941
Net increase (decrease) in cash and cash equivalents	$4,570	$(7,601)

Capital Expenditures

The increase in our capital expenditures was primarily due to the relocation of our New York studios and offices and tower, antenna and engineering related equipment in our Miami and Puerto Rico market.

Net Cash Flows Provided by (Used In) Operating Activities

Changes in our net cash flows provided by operating activities were primarily a result of the improved results from operations and the company’s efforts to improve its working capital.

Net Cash Flows (Used In) Provided by Investing Activities

Changes in our net cash used in investing activities were primarily a result of having sold the Los Angeles building property and related assets in June 2017.

Net Cash Flows Used in Financing Activities

Changes in our net cash used in financing activities were a result of providing a partial pay down of the principal related to the Notes, in June 2017, and paying the promissory note related to the SBS Miami Broadcast Center, which was due in January 2017.

OTC Markets Notice

On April 3, 2018, we received written notice from the OTC advising us that the Annual Report and the OTCQB Certification for the year ended December 31, 2017 (the “OTCQB Certification”) were due on April 2, 2018 but had not yet been provided to OTC.  On April 27, 2018, we received a second notice reiterating the same.  Under Section 2.2 of the OTCQB Standards, we received a 45 day cure period, or until May 17, 2018, to file the Annual Report on EDGAR and post the OTCQB Certification through the OTC website.  The Company received an extension of the 45 day cure period, from the OTC, until May 31, 2018 to file its Annual Report and until June 30, 2018 to post its OTCQB Certification.  The Company complied with the applicable cure period and maintained its listing on the OTCQB Venture Market.

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

Our critical accounting policies are described in Item 7 of our Annual Report. There have been no material changes to our critical accounting policies during the six-months ended June 30, 2018.

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

Since such time, management has implemented the following measure to remediate the material weakness related to the process of detecting ownership changes in accordance with Section 382.  Management has implemented (i) a quarterly review process that is performed in collaboration with outside legal counsel and third party tax specialists, where changes in ownership that have occurred since the prior period are considered and analyzed to determine if these represent ownership changes in accordance with Section 382 and (ii) developed a checklist to more clearly identify the specific review procedures performed by management.  The conclusion as to whether or not an ownership change under Section 382 has occurred is further reviewed and approved by management. If we determine that an ownership change has occurred, we will conduct an analysis in accordance with such section to determine the impact to the calculation of the provision for income taxes and the measurement of our deferred tax assets.

Based on our assessment, we consider that the material weakness related to the process of detecting ownership changes related to Section 382 has not been fully remediated and is still present as of June 30, 2018 as the remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

Changes In Internal Control Over Financial Reporting. In March 2018, management concluded that a control deficiency with respect to the design of controls related to the detection of ownership changes related to Section 382 of the Internal revenue Code constituted a material weakness in internal control over financial reporting and that our disclosure controls and procedures were not and would not be deemed effective until such time that the deficiency was considered remediated.

As previously discussed, management revised its policies and procedures with respect to controls over the process of detecting ownership changes related to Sections 382.  Except for the material weaknesses we identified and the remedial measures we have implemented, as described above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 6, Commitments and Contingencies, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

For a description of defaults upon senior securities, see Note 9, 12.5% Senior Secured Notes, of the Notes to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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
JOSEPH A. GARCÍA

Chief Financial Officer, Chief Administrative Officer, Senior Executive Vice President and Secretary (principal financial and accounting officer and duly authorized officer of the registrant)

Date: August 14, 2018