Form 10-Q
period 2018-09-30
SPANISH BROADCASTING SYSTEM INC
filed 2018-11-09
CIK 927720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 30, 2018, 4,241,991 shares of Class A common stock, par value $0.0001 per share, 2,340,353 shares of Class B common stock, par value $0.0001 per share and 380,000 shares of Series C convertible preferred stock, $0.01 par value per share, which are convertible into 760,000 shares of Class A common stock, were outstanding.

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

•	Our high leverage and substantial level of indebtedness;
•	Restrictions on our current and future operations pursuant to the terms of the indenture governing the Notes (the “Indenture”) and the terms of the Series B preferred stock;
•	Risks relating to possible foreign ownership of our equity (Series B preferred stock) and litigation with holders of our Series B preferred stock;
•	We have experienced net losses in the past and, to the extent that we experience net losses in the future, our ability to raise capital may be adversely affected;
•	Risks relating to our net operating loss (“NOL”) carry-forwards;
•	Our industry is highly competitive, and we compete for advertising revenue with other broadcast stations, as well as other media, many operators of which have greater resources than we do;
•	The large portion of our net revenue and operating income that currently comes from our New York, Los Angeles and Miami markets;
•	Possible cancellations, reductions, delays and seasonality in advertising could adversely affect our net revenues;
•	Our inability to pursue and successfully execute our expansion strategy which may impact our growth;
•	Our cost-cutting measures may impact our ability to pursue our expansion strategy;
•	The success of our radio stations depends on the popularity and appeal of our content, which is difficult to predict;
•	The success of our television operation depends upon our ability to attract viewers and advertisers to our broadcast television operation;
•	The loss of distribution agreements could materially adversely affect our results of operations;

•	The failure or destruction of satellites and transmitter facilities that we depend upon to distribute our programming could materially adversely affect our business and results of operation;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements—Unaudited

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$20,999	$16,141
Receivables:
Trade	28,692	32,046
Barter	95	288
	28,787	32,334
Less allowance for doubtful accounts	1,418	1,529
Net receivables	27,369	30,805
Prepaid expenses and other current assets	9,933	8,055
Total current assets	58,301	55,001
Property and equipment, net of accumulated depreciation of $62,318 in 2018 and $61,502 in 2017	22,590	23,464
FCC broadcasting licenses	321,714	322,197
Goodwill	32,806	32,806
Other intangible assets, net of accumulated amortization of $1,284 in 2018 and $1,212 in 2017	1,263	1,336
Assets held for sale	—	409
Other assets	995	691
Total assets	$437,669	$435,904
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,566	$18,763
Accrued interest	1,493	1,797
Unearned revenue	628	715
Other liabilities	10	11
12.5% senior secured notes (note 8)	249,864	260,274
10 3/4% Series B cumulative exchangeable redeemable preferred stock outstanding and dividends outstanding, $0.01 par value, liquidation value $1,000 per share. Authorized 280,000 shares: 90,549 shares issued and outstanding at September 30, 2018 and December 31, 2017 and $82,333 and $75,032 of dividends payable as of September 30, 2018 and December 31, 2017, respectively.	172,882	165,581
Total current liabilities	444,443	447,141
Other liabilities, less current portion	3,571	3,406
Deferred tax liabilities	82,232	81,271
Total liabilities	530,246	531,818
Commitments and contingencies (note 6)
Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value and liquidation value. Authorized 600,000 shares; 380,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	4	4
Class A common stock, $0.0001 par value. Authorized 100,000,000 shares; 4,241,991 and 4,166,991 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Class B common stock, $0.0001 par value. Authorized 50,000,000 shares; 2,340,353 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	526,186	526,147
Accumulated deficit	(618,767)	(622,065)
Total stockholders’ deficit	(92,577)	(95,914)
Total liabilities and stockholders’ deficit	$437,669	$435,904

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(In thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue	$34,038	$32,791	$102,724	$98,322
Operating expenses:
Engineering and programming	6,368	7,361	19,425	22,796
Selling, general and administrative	14,444	14,713	42,458	45,716
Corporate expenses	2,132	2,424	8,175	7,421
Depreciation and amortization	910	1,087	2,906	3,330
Total operating expenses	23,854	25,585	72,964	79,263
Gain on the disposal of assets, net of disposal costs	(12,671)	—	(12,721)	(12,827)
Recapitalization costs	2,286	1,423	4,727	5,799
Impairment charges	—	—	483	—
Operating income	20,569	5,783	37,271	26,087
Other expense:
Interest expense, net	(7,748)	(8,384)	(24,013)	(27,699)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,434)	(7,301)	(7,300)
Income (loss) before income taxes	10,387	(5,035)	5,957	(8,912)
Income tax expense	1,722	2,051	2,659	6,445
Net income (loss)	$8,665	$(7,086)	$3,298	$(15,357)
Basic and Diluted net income (loss) per common share
Class A common stock	$1.18	$(0.98)	$0.45	$(2.11)
Class B common stock	$1.18	$(0.98)	$0.45	$(2.11)

Net income (loss)	$8,665	$(7,086)	$3,298	$(15,357)
Other comprehensive income, net of taxes	—	—	—	102
Total comprehensive income (loss)	$8,665	$(7,086)	$3,298	$(15,255)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Deficit

for the Nine-Months Ended September 30, 2018

(In thousands, except share data)

	Series C convertible preferred stock		Class A common stock		Class B common stock		Additional		Total
	Number of		Number of		Number of		paid-in	Accumulated	stockholders'
	shares	Par value	shares	Par value	shares	Par value	capital	deficit	deficit
Balance at December 31, 2017	380,000	$4	4,166,991	$—	2,340,353	$—	$526,147	$(622,065)	$(95,914)
Net income	—	—	—	—	—	—	—	3,298	3,298
Issuance of Class A common stock	—	—	75,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	39	—	39
Balance at September 30, 2018	380,000	$4	4,241,991	$—	2,340,353	$—	$526,186	$(618,767)	$(92,577)

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine-Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,298	$(15,357)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends on Series B preferred stock classified as interest expense	7,301	7,300
Gain on the disposal of assets, net of disposal costs	(12,541)	(12,827)
Gain on insurance proceeds received for damage to equipment	(180)	—
Impairment charges	483	—
Stock-based compensation	39	136
Depreciation and amortization	2,906	3,330
Net barter (income) loss	(86)	26
Provision for trade doubtful accounts	268	466
Amortization of deferred financing costs	—	1,138
Amortization of original issued discount	—	629
Deferred income taxes	961	6,195
Unearned revenue	192	(492)
Changes in operating assets and liabilities:
Trade receivables	2,906	2,995
Prepaid expenses and other current assets	(1,809)	(1,685)
Other assets	(304)	(329)
Accounts payable and accrued expenses	473	2,508
Accrued interest	(304)	(5,493)
Other liabilities	164	341
Net cash provided by (used in) operating activities	3,767	(11,119)
Cash flows from investing activities:
Purchases of property and equipment	(1,746)	(905)
Advance of spectrum sale proceeds	—	5,502
Proceeds from the sale of property and equipment	12,950	13,861
Insurance proceeds received for damage to equipment	297	—
Net cash provided by investing activities	11,501	18,458
Cash flows from financing activities:
Paydown of 12.5% senior secured notes	(10,410)	(14,726)
Payments of other debt	—	(4,605)
Net cash used in financing activities	(10,410)	(19,331)
Net increase (decrease) in cash and cash equivalents	4,858	(11,992)
Cash and cash equivalents at beginning of period	16,141	23,835
Cash and cash equivalents at end of period	$20,999	$11,843
Supplemental cash flows information:
Interest paid	$24,336	$31,434
Income tax paid	$1,197	$28
Noncash investing and financing activities:
Unrealized gain on derivative instrument	$—	$102

See accompanying notes to the unaudited condensed consolidated financial statements.

SPANISH BROADCASTING SYSTEM, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Spanish Broadcasting System, Inc. and its subsidiaries (the Company, we, us, our or SBS). All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three- and nine-month periods ended September 30, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements as of, and for the fiscal year ended December 31, 2017, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed by the Company on May 23, 2018 (the “Annual Report”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are all of a normal and recurring nature, necessary for a fair presentation of the results of the interim periods. Additionally, we evaluated subsequent events after the balance sheet date of September 30, 2018 through the financial statements issuance date. The results of operations for the nine-months ended September 30, 2018 are not necessarily indicative of the results for the entire year ending December 31, 2018, or for any other future interim or annual periods.

Certain prior year amounts, which consist primarily of severance pay and station relocation costs, have been reclassified from engineering, programming, selling, general and administrative, and corporate expenses to recapitalization costs to conform to the current period’s financial presentation.  These changes had no effect to the Company’s results of operations or financial position.

Our consolidated financial statements have been prepared assuming we will continue as a going-concern, and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern. As of September 30, 2018 and December 31, 2017, we had a working capital deficit due primarily to the classification of our 10¾% Series B Cumulative Exchangeable Redeemable Preferred Stock (the “Series B preferred stock”) as a current liability and the classification of our 12.5% Senior Secured Notes due 2017 (the “Notes”) as a current liability. The Series B preferred stock became “mandatorily redeemable” and classified as a current liability when we failed to repurchase such stock on October 15, 2013. We discuss the classification of the Series B preferred stock as a current liability in greater detail under the heading “Redemption Date and Subsequent Accounting Treatment of the Preferred Stock” in Note 9 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in repaying or refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available. In addition, the Company is currently involved in litigation with some holders of the Series B preferred stock.  See Note 6 elsewhere in these Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail regarding the Series B preferred stock litigation. As further discussed below, both of these things, the classification of the Notes and the Series B preferred stock as current liabilities and the Series B preferred stock litigation, could adversely affect our ability to continue as a going concern.

As discussed in Note 8, the Notes became due on April 15, 2017. Cash from operations and proceeds from the sale of assets and the FCC spectrum auction, which we discuss in greater detail under the heading “Federal Regulation of Radio and Television Broadcasting—Repurposing of Broadcast Spectrum for Other Uses by the FCC” in our Annual Report, were not sufficient to repay the Notes when they became due. We have worked and continue to work with our advisors regarding a consensual recapitalization or restructuring of our balance sheet, including through the issuance of new debt or equity to raise the necessary funds to repay the Notes.  The Series B preferred stock litigation and the foreign ownership issue we describe in greater detail below and under the heading “Our Continued Recapitalization and Restructuring Efforts” in our Annual Report have complicated our efforts at a successful refinancing of the Notes.  The resolution of the recapitalization or restructuring of our balance sheet, the litigation with the purported holders of our Series B preferred stock and the foreign ownership issue are subject to several factors currently beyond our control.  Our potential inability to effect a consensual refinancing of the Notes and successfully resolve the Series B preferred stock litigation and the foreign ownership issue will likely continue to have a material adverse effect on us.

The Company has incurred $2.3 and $4.7 million, respectively, for the three and nine-months ended September 30, 2018, of recapitalization costs, primarily due to professional fees, severance pay and station relocation costs directly related to our recapitalization efforts. These severance pay and station relocation costs are in connection with (i) a series of company-wide cost cuts implemented to reduce overhead and (ii) the sale of our Los Angeles and New York radio stations, respectively. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet.  Also included in these amounts are the legal and financial advisory fees incurred by the holders of the Notes.

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

Management is responsible for evaluating whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related disclosures. Although we expect to maintain cash on hand sufficient to meet our operating obligations, our inability to (i) obtain financing in adequate amounts and on acceptable terms necessary to operate our business, repay our Notes and redeem or refinance our Series B preferred stock; and (ii) obtain a favorable resolution to the Series B preferred stock litigation and the foreign ownership issue, negatively impacts our business, financial condition, results of operations and cash flows and raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) – Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the effect the update will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820) – Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The guidance eliminates the requirement to disclose the valuation process for Level 3 fair value measurements. The methodology used to arrive at the fair value of the Series B preferred stock results in a Level 3 classification.  The Company has not currently adopted this ASU, however, the new guidance will not have an impact on our financial position or results of operations.  Upon adoption, the Company will revise its disclosures in accordance with the requirements of this ASU.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  This new standard requires organizations that lease assets to recognize on the balance sheet the lease assets and lease liabilities for the rights and obligations created by those leases (with the exception of short –term leases) and disclose key information about the leasing agreements.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard also requires expanded disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, intended to clarify the Codification or to correct unintended application of the guidance and ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption. The Company intends to elect this transition method. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted as of the beginning of an interim or annual reporting period and must be adopted using a modified retrospective approach (or the simplified alternative modified retrospective) for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company currently expects to adopt the new leasing standard in its first quarter of 2019 and continues to evaluate the method of adoption and the impact of the provisions on our financial position and results of operations. The Company has implemented an evaluation tool to assist it in clearly determining the risks, materiality and complexities associated with its leasing portfolio. The Company expects to finalize implementation of the new leasing standard and assess its impacts in the fourth quarter of 2018.  Based on the Company’s on-going review, we continue to expect this update to have a material impact on our on our assets and liabilities due to the addition of right-of-use assets and lease liabilities; however the impact cannot currently be quantified.  Our initial assessment is subject to change.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-months and nine-months ended September 30, 2018 and 2017 (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Local, national and digital	$32,976	$30,460	$93,847	$89,079
Network	2,894	2,507	7,978	6,591
Special events	53	1,062	6,766	6,185
Barter	1,770	1,709	4,042	5,032
Other	1,594	1,596	5,068	4,609
Gross revenue	39,287	37,334	117,701	111,496
Less: Agency commissions and other	5,249	4,543	14,977	13,174
Net revenue	$34,038	$32,791	$102,724	$98,322

Nature of Products and Services

(a)	Local, national and digital advertising

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

Contract Balances

$0.5 million and $0.3 million of local, national and digital revenue was recognized during the three-and nine-months ended September 30, 2018 that was included in the unearned revenue balances at the beginning of the period.  During the three-months ended September 30, 2018 there were no special events revenue recognized that were included in the unearned balances at the beginning of the period and $0.1 million of special events revenue have been recognized during the nine-months ended September 30, 2018 that were included in the unearned revenue balances at the beginning of period.  $0.1 million and $0.3 million of barter revenue were recognized during the three-and nine-months ended September 30, 2018, respectively, that were included in the unearned revenue balances at the beginning of period.  Network and other revenue recognized during the three-and nine-months ended September 30, 2018, respectively, that were included in unearned revenue balances at the beginning of the period were not significant.

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

3. Basic and Diluted Net Income (Loss) Per Common Share

In calculating earnings (loss) per share, the Company follows the two-class method, which distinguishes between classes of securities based on the proportionate participation rights of each security type in the Company’s undistributed net income (loss).  The Company’s Class A common stock, Class B common stock and Series C convertible preferred stock share equally on an as-converted basis with respect to net income (loss).

Basic net income (loss) per share is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares for each period on an as-converted basis. Diluted net income (loss) per common share is computed by giving effect to common stock equivalents as if they were outstanding for the entire period.

The following tables set forth the computation of basic and diluted net income (loss) available to stockholders for the three- and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018			2017
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings (losses)	$5,002	$2,765	$898	$(4,063)	$(2,282)	$(741)
Denominator
Number of shares used in per share computation (as converted)	4,234	2,340	760	4,167	2,340	760
Basic net income (loss) per share	$1.18	$1.18	$1.18	$(0.98)	$(0.98)	$(0.98)

Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings (losses)	$5,002	$2,765	$898	$(4,063)	$(2,282)	$(741)
Denominator
Number of shares used in basic computation	4,234	2,340	760	4,167	2,340	760
Weighted-average impact of dilutive equity instruments	9	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,243	2,340	760	4,167	2,340	760
Diluted net income (loss) per share	$1.18	$1.18	$1.18	$(0.98)	$(0.98)	$(0.98)

Common stock equivalents excluded from calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:	380	—	—	394	—	—

	Nine Months Ended September 30,
	2018			2017
	Class A	Class B	Series C	Class A	Class B	Series C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings (losses)	$1,901	$1,055	$342	$(8,806)	$(4,945)	$(1,606)
Denominator
Number of shares used in per share computation (as converted)	4,217	2,340	760	4,167	2,340	760
Basic net income (loss) per share	$0.45	$0.45	$0.45	$(2.11)	$(2.11)	$(2.11)

Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings (losses)	$1,901	$1,055	$342	$(8,806)	$(4,945)	$(1,606)
Denominator
Number of shares used in basic computation	4,217	2,340	760	4,167	2,340	760
Weighted-average impact of dilutive equity instruments	—	—	—	—	—	—
Number of shares used in per share computation (as converted)	4,217	2,340	760	4,167	2,340	760
Diluted net income (loss) per share	$0.45	$0.45	$0.45	$(2.11)	$(2.11)	$(2.11)

Common stock equivalents excluded from calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:	380	—	—	394	—	—

4. Operating Segments

We have two reportable segments: radio and television.

The following summary table presents separate financial data for each of our operating segments (in thousands):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue:
Radio	$30,255	$29,310	$90,785	$88,813
Television	3,783	3,481	11,939	9,509
Consolidated	$34,038	$32,791	$102,724	$98,322
Engineering and programming expenses:
Radio	$5,303	$5,496	$16,016	$17,367
Television	1,065	1,865	3,409	5,429
Consolidated	$6,368	$7,361	$19,425	$22,796
Selling, general and administrative expenses:
Radio	$13,191	$13,283	$37,228	$41,304
Television	1,253	1,430	5,230	4,412
Consolidated	$14,444	$14,713	$42,458	$45,716
Corporate expenses:	$2,132	$2,424	$8,175	$7,421
Depreciation and amortization:
Radio	$420	$453	$1,256	$1,389
Television	432	557	1,473	1,675
Corporate	58	77	177	266
Consolidated	$910	$1,087	$2,906	$3,330
Gain on the disposal of assets, net of disposal costs:
Radio	$(159)	$—	$(171)	$(12,826)
Television	29	—	(9)	(1)
Corporate	(12,541)	—	(12,541)	—
Consolidated	$(12,671)	$—	$(12,721)	$(12,827)
Recapitalization costs:
Radio	$—	$—	$—	$—
Television	—	—	—	—
Corporate	2,286	1,423	4,727	5,799
Consolidated	$2,286	$1,423	$4,727	$5,799
Impairment charges:
Radio	$—	$—	$—	$—
Television	—	—	483	—
Corporate	—	—	—	—
Consolidated	$—	$—	$483	$—
Operating income:
Radio	$11,500	$10,078	$36,456	$41,579
Television	1,004	(371)	1,353	(2,006)
Corporate	8,065	(3,924)	(538)	(13,486)
Consolidated	$20,569	$5,783	$37,271	$26,087

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capital expenditures:
Radio	$588	$345	$1,461	$658
Television	76	62	150	129
Corporate	101	48	135	118
Consolidated	$765	$455	$1,746	$905

	September 30,	December 31,
	2018	2017
Total Assets:
Radio	$381,506	$378,472
Television	53,901	54,836
Corporate	2,262	2,596
Consolidated	$437,669	$435,904

5. Income Taxes

We are calculating our effective income tax rate using an estimated annual effective tax rate with the exception of jurisdictions where losses have a full valuation allowance against them and jurisdictions with indefinite lived deferred tax liabilities for which their deferred tax assets are also subject to a full valuation allowance.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the continued pre-tax operating losses, exclusive of the one off sale of New York real property, reported through the third quarter of 2018, management has not changed its valuation allowance position as of September 30, 2018, from December 31, 2017.

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

U.S. Federal jurisdiction and the jurisdictions of Florida, New York, California, Illinois, Texas and Puerto Rico are the major tax jurisdictions where we file income tax returns. The tax years that remain subject to assessment of additional liabilities by the federal, state and local tax authorities are 2014 through 2017. The tax years that remain subject to assessment of additional liabilities by the Puerto Rico tax authority are 2012 through 2017.

Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our consolidated financial statements as of September 30, 2018 and December 31, 2017.

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

Series B Preferred Stock Litigation

Persons claiming to own 94.16% of our Series B preferred stock filed a complaint against us in the Delaware Court of Chancery, in Cedarview Opportunities Master Fund, L.P., et al. v. Spanish Broadcasting System, Inc. (Del.Ct.Ch. C.A. No. 2017-0785-AGB), on November 2, 2017, which was subsequently amended. The amended complaint (the “Preferred Holder Complaint”) alleges counts for breach of contract, breach of the implied covenant of good faith and fair dealing and specific performance regarding the Certificate of Designations in connection with a forbearance agreement we entered into with certain Noteholders on May 8, 2017 (the “Forbearance Agreement”) and breach of our Third Amended and Restated Certificate of Incorporation (the “Charter”) and for a declaratory judgment regarding the validity of a provision of the Charter regarding the foreign ownership issue we describe in greater detail under the heading “Our Continued Recapitalization and Restructuring Efforts—Foreign Ownership Issue” in our Annual Report.  Specifically, it alleges that the Forbearance Agreement (which expired on May 31, 2017) and certain payments pursuant thereto were barred by the Certificate of Designations due to the existence of a “Voting Rights Triggering Event” under the Certificate of Designations because, among other things, the forbearance agreement allegedly constituted a “de facto” extension or refinancing of the Notes. The Preferred Holder Complaint alleges that SBS breached the Charter by suspending certain rights of the Series B preferred stockholders, and that Section 10.4 of the Charter is overbroad and thus invalid as a matter of Delaware law. The complaint requests relief including, among other things, an order interpreting and enforcing the Certificate of Designations, preventing us from making any additional payments on the Notes and requiring us to redeem the Series B preferred stock at face value plus accrued dividends (or approximately $172.9 million as of September 30, 2018), as well as unspecified money damages and a declaration that Section 10.4 of the Charter is invalid.  This is the fourth lawsuit filed against us by holders or purported holders of our Series B preferred stock, the first three of which we successfully challenged and won.  We filed a motion to dismiss these claims, for which oral argument was heard on April 12, 2018. We received a ruling on the motion to dismiss on August 27, 2018. The ruling granted our motion to dismiss in part and denied it in part. The court dismissed the claim for breach of the implied covenant of good faith and fair dealing and dismissed the claim for specific performance (insofar as it sought a redemption of the Series B preferred stock) and dismissed the claim for a declaratory judgment regarding the Charter (insofar as it sought a declaration that Section 10.4 of the Charter is invalid on the face). The other claims in the Preferred Holder Complaint were not dismissed.  We continue to believe these claims are without merit, and we intend to defend ourselves vigorously. However given the uncertainties inherent in litigation, there can be no assurances that we will be successful and win the current litigation.

State Tax Assessment

The Company is periodically subject to state tax audits.  During the first quarter of 2018, the Company agreed to settle an audit by a State tax authority, which challenged the Company’s allocation of subsidiary capital and attributable liabilities, for the tax years from December 31, 2010 through 2013. The Company settled the liability for $0.3 million. This settlement also results in $0.2 million of additional taxes owed to another local jurisdiction that was paid during the third quarter of 2018. Tax years 2014 and later remain open and subject to audit.

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

Gutierrez-Ortiz Lawsuit

We were a defendant in the case styled, Aida Ivette Gutiérrez Ortiz et al. v. Municipio Autónomo de Bayamón, et al., a lawsuit involving the death of a man who was shot and killed at a concert co-promoted by SBS. Plaintiffs alleged that we were negligent because we did not provide the necessary security to prevent the entry of firearms in the concert venue or its surrounding areas. Plaintiffs also alleged we did not provide the necessary measures to control the venue and that the Company failed to provide the necessary medical assistance to aid the victim. Plaintiffs sought an estimated $3.5 million against the Company.  During the trial which took place in August 2018, we settled the matter for $75,000.

7. Fair Value Measurement Disclosures

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

The estimated fair values of our financial instruments are as follows (in millions):

		September 30, 2018		December 31, 2017
	Fair Value	Carrying	Fair	Carrying	Fair
Description	Hierarchy	Amount	Value	Amount	Value
12.5% Senior Secured Notes due 2017 (note 8)	Level 2	$249.9	252.1	$260.3	269.1
10 3/4% Series B cumulative exchangeable redeemable preferred stock (note 9)	Level 3	172.9	39.7	165.6	38.1

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

At September 30, 2018, there was $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  As further discussed in Note 10, during the quarter ended September 30, 2018, we closed on the sale of our New York real estate and used the net proceeds of $10.4 million from such sale to repay a portion of the Notes.

A summary of the outstanding balance of our Notes as of June 30, 2018 and September 30, 2018, and changes during the quarter ended September 30, 2018, is presented below (in thousands):

12.5% Senior Notes due 2017, net, as of June 30, 2018	$260,274
Redemption of Notes (August 23, 2018)	(10,410)
12.5% Senior Notes due 2017, net, as of September 30, 2018	$249,864

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

As of September 30, 2018, the aggregate cumulative unpaid dividends on the outstanding shares of the Series B preferred stock was approximately $82.3 million, which is accrued on our condensed consolidated balance sheet as 10 ¾% Series B cumulative exchangeable redeemable preferred stock.

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

10. Assets Held for Sale

During 2016, the Company entered into a listing agreement with a broker to sell a building and related improvements in New York City, which are part of our corporate assets. The property has been reclassified from building and building improvements, as well as furniture and fixtures to assets held for sale as these assets were approved for immediate sale in their present condition, were expected to be sold within one year and management was actively working to locate buyers for this building and related improvements.

Pursuant to an agreement entered into by the Company, as of September 12, 2017, with 26 W. 56 LLC, the Company closed on the sale of its New York facilities on July 19, 2018 with a carrying value of $0.4 million for $14.0 million, exclusive of closing costs. The Company recognized a gain on the sale of the New York facilities of $12.5 million.  Additionally, the sale of the New York facilities resulted in net proceeds of $10.4 million to the Company, as defined by the Indenture governing the Notes, which is calculated differently than the recognized gain for financial reporting purposes. In order to arrive at net proceeds, as defined by the Indenture, the Company is permitted to hold back certain amounts related to taxes, relocation expenses and capital expenditures that are expected to become payable in the future. The net proceeds of $10.4 million was used to repay a portion of the Notes on August 23, 2018.

A summary of assets held for sale as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30,	December 31,
Description	2018	2017
Property and equipment, net	$—	$409
Assets held for sale	$—	$409

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

We own and operate radio stations located in six of the eight most populous Hispanic markets in the United States: Los Angeles, New York, Puerto Rico, Chicago, Miami and San Francisco. The Los Angeles and New York markets have the largest and second largest Hispanic populations and are also the largest and second largest radio markets in the United States measured by advertising revenue, respectively. We format the programming of each of our radio stations to capture a substantial share of the Hispanic audience in their respective markets. The U.S. Hispanic population is diverse, consisting of numerous identifiable ethnic groups from many different countries of origin, and each ethnic group has its own musical and cultural heritage. Since the music, culture, customs and Spanish dialects vary from one radio market to another, we strive to maintain familiarity with the musical tastes and preferences of each of the various Hispanic ethnic groups. To accommodate and monetize such diversity, we customize our programming to match the local preferences of our target demographic audience in each market we serve. In addition to our owned and operated radio stations, we have our AIRE Radio Networks with over 250 affiliate radio stations serving 85 of the top 100 U.S. Hispanic markets, including 47 of the top 50 Hispanic markets.  AIRE Radio Networks currently covers 94% of the coveted U.S. Hispanic market.  Our AIRE Radio Networks reach over 15.3 million listeners in an average week with our targeted networks.  For the nine-months ended September 30, 2018 and 2017, our radio revenue was generated primarily from the sale of local, national, and network advertising, and our radio segment generated 88% and 90% of our consolidated net revenue, respectively.

Our television stations and related affiliates operate under the “MegaTV” brand.  We broadcast via our owned and operated television stations in South Florida, Houston and Puerto Rico through programming and/or distribution agreements, including nationally on a subscriber basis, which allow us to serve markets representing over 3.1 million Hispanic households. We have created a unique television format which focuses on entertainment, current events and variety with high-quality content. Our programming is formatted to capture a larger share of the U.S. Hispanic audience by focusing on our core strengths as an “entertainment” company, thus offering a new alternative compared to the traditional Hispanic television channels. MegaTV’s programming is based on a strategy designed to showcase a combination of programs, ranging from televised radio-branded shows to general entertainment programs, such as music, celebrity, debate, interviews and personality based shows. As part of our strategy, we have incorporated certain of our radio on-air personalities into our television programming. In addition, we have included interactive elements in our programming to complement our Internet websites. We produce over 50 hours of original programming per week.  For the nine-months ended September 30, 2018 and 2017, our television revenue was generated primarily from the sale of local and national advertising and paid programming.  Our television segment generated 12% and 10% of our consolidated net revenues, respectively.

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

Our Continued Recapitalization and Restructuring Efforts

We have not repaid our outstanding Notes since they became due on April 17, 2017, and we continue to evaluate all options available to refinance the Notes.  In the interim, we have continued to maintain the Notes fully current, including full compliance of all interest payment obligations. These payments have been challenged by a group of investors purporting to own our Series B preferred stock through the institution of litigation in the Delaware Court of Chancery as described in Note 6, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.  The complaint filed by these investors revealed a purported, unauthorized foreign ownership of our Series B preferred stock, which we are actively addressing, including before the Federal Communications Commission (the “FCC”) in order to protect our broadcast licenses.  Our refinancing efforts have been made more difficult and complex by the Series B preferred stock litigation and foreign ownership issue. Beyond direct costs, as a result of the ongoing issues with the Series B Preferred Holders, the Company has suffered other negative effects related to refinancing the Notes, the Series B preferred stock litigation, and the foreign ownership issue. We provide more information about each of these items under the headings “Our Continued Recapitalization and Restructuring Efforts;” “Special Note Regarding Forward-Looking Statements” and “Risk Factors— Risks Related to Our Indebtedness and Preferred Stock” in our Annual Report.

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

•

Local revenue generally consists of advertising airtime sold in a station’s local market either directly to the advertiser or through an advertiser’s agency. Local revenue includes local spot sales, integrated sales, sponsorship sales and paid-programming (or infomercials). For the nine-months ended September 30, 2018 and 2017, local revenue comprised 66% and 65% of our gross revenues, respectively. National revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. National sales are generally facilitated by our outside national representation firm, which serves as our agent in these transactions. For the nine-months ended September 30, 2018 and 2017, national revenue comprised 11% and 12% of our gross revenues, respectively. Digital revenue is derived from the sale of advertiser promotions and advertising on the LaMusica application and our websites, as well as the sale of advertising airtime during the streaming of our radio stations. For the nine-months ended September 30, 2018 and 2017, digital revenue comprised 3% of our gross revenues.

•

Network revenue generally consists of advertising airtime sold to agencies purchasing advertising for multiple markets. Network sales consist of advertising airtime sold on our AIRE Radio Network platform by our network sales staff.  For the nine-months ended September 30, 2018 and 2017, network revenue comprised 7% and 6% of our gross revenues, respectively.

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

•

Barter sales. We use barter sales agreements to reduce cash paid for operating costs and expenses by exchanging advertising airtime for goods or services. However, we endeavor to minimize barter revenue in order to maximize cash revenue from our available airtime. For the nine-months ended September 30, 2018 and 2017, barter revenue comprised 3% and 5% of our gross revenues, respectively.

•

Special events revenue. We generate special events revenue from ticket sales and event sponsorships, as well as profit-sharing arrangements by producing or co-producing live concerts and events promoted by our radio and television stations. For the nine-months ended September 30, 2018 and 2017, special events revenue comprised 6% of our gross revenues.

•

Other revenue. We receive other ancillary revenue such as syndication revenue from licensing various MegaTV content, subscriber revenue paid to us by cable and satellite providers, and rental income from renting available tower space or sub-channels. For the nine-months ended September 30, 2018 and 2017, other revenue comprised 4% of our gross revenues.

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

Comparison Analysis of the Operating Results for the Three-Months Ended September 30, 2018 and 2017

The following summary table presents financial data for each of our operating segments (in thousands):

	Three-Months Ended
	September 30,
	2018	2017
Net revenue:
Radio	$30,255	29,310
Television	3,783	3,481
Consolidated	$34,038	32,791
Engineering and programming expenses:
Radio	$5,303	5,496
Television	1,065	1,865
Consolidated	$6,368	7,361
Selling, general and administrative expenses:
Radio	$13,191	13,283
Television	1,253	1,430
Consolidated	$14,444	14,713
Corporate expenses:	$2,132	2,424
Depreciation and amortization:
Radio	$420	453
Television	432	557
Corporate	58	77
Consolidated	$910	1,087
Gain on the disposal of assets, net of disposal costs:
Radio	$(159)	$—
Television	29	—
Corporate	(12,541)	—
Consolidated	$(12,671)	$—
Recapitalization costs:
Radio	$—	$—
Television	—	—
Corporate	2,286	1,423
Consolidated	$2,286	$1,423
Operating income:
Radio	$11,500	$10,078
Television	1,004	(371)
Corporate	8,065	(3,924)
Consolidated	$20,569	$5,783

The following summary table presents a comparison of our results of operations for the three-months ended September 30, 2018 and 2017 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Three-Months Ended
	September 30,
	2018	2017
Net revenue	$34,038	$32,791
Engineering and programming expenses	6,368	7,361
Selling, general and administrative expenses	14,444	14,713
Corporate expenses	2,132	2,424
Depreciation and amortization	910	1,087
Gain on disposal of assets, net of disposal costs	(12,671)	—
Recapitalization costs	2,286	1,423
Operating income	20,569	5,783
Interest expense, net	(7,748)	(8,384)
Dividends on Series B preferred stock classified as interest expense	(2,434)	(2,434)
Income tax expense	1,722	2,051
Net income (loss)	8,665	(7,086)

Net Revenue

The increase in our consolidated net revenues of $1.2 million or 4% was due to increases in net revenue in both our radio and television segments’ net revenues.  Our radio segment net revenues increased $0.9 million or 3% due to increases in national, local and network revenue, which were offset by decreases in special events and digital sales.  Our special events revenue decreased primarily due to lower event activity. Our television segment net revenues increased by $0.3 million or 9%, due to the increases in national, local and subscriber-based revenues.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $1.0 million or 13% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $0.2 million or 4%, mainly due to decreases in digital content production costs related to the LaMusica application.  The television segment expenses decreased $0.8 million or 43% primarily due to decreases in programming content costs.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of approximately $0.3 million or 2% was due to decreases in both our radio and television segments expenses.  Our radio segment expenses decreased approximately $0.1 million or 1%, mainly due to decreases in special events expenses offset by increases in marketing, barter, bad debt and sales commissions’ expenses.  Our television segment expenses decreased $0.2 million or 12%, primarily due to decreases in facilities, bad debt, rating services and barter expenses.

Corporate Expenses

The decrease in corporate expenses of $0.3 million or 12% was mostly due to decreases related to professional fees and travel expenses.

Gain on Sale of Assets, net of disposal costs

The gain on sale of assets of $12.7 million was due to the sale of our New York facility in July 2018.

Recapitalization Costs

The Company incurred $2.3 million of recapitalization costs, an increase of $0.9 million, primarily due to professional fees, severance pay and station relocation costs related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These severance pay and station relocation costs are in connection with (i) a series of company-wide cost cuts implemented to reduce overhead and (ii) the sale of our Los Angeles and New York radio stations, respectively. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet. Also included in these amounts are the legal and financial advisory fees paid to the ad hoc group of holders (the “Supporting Holders.”) of more than 56% of the principal amount of outstanding Notes who entered into a forbearance agreement with us on May 8, 2017. See “Liquidity and Capital Resources—12.5% Senior Secured Notes.”

Operating Income

The increase in operating income of $14.8 million or 256% was primarily due to recognizing gains on sale of assets, the increase in net revenues and the decreases in operating expenses, partially offset by an increase in recapitalization costs.

Interest Expense, net

The decrease in interest expense of $0.6 million or 8% was primarily due to the decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax Expense

The decrease in income tax expense of 0.3 million or 16% was primarily a result of a reduction of the deferred tax liabilities due to the generation of an indefinite lived deferred tax asset related to interest disallowance as a result of the Tax Cuts and Jobs Act (the "Tax Legislation").

Net Income

Net Income was primarily due to the increased operating income and decreases in interest and income tax expense.

Comparison Analysis of the Operating Results for the Nine-Months Ended September 30, 2018 and 2017

The following summary table presents financial data for each of our operating segments (in thousands):

	Nine-Months Ended
	September 30,
	2018	2017
Net revenue:
Radio	$90,785	88,813
Television	11,939	9,509
Consolidated	$102,724	98,322
Engineering and programming expenses:
Radio	$16,016	17,367
Television	3,409	5,429
Consolidated	$19,425	22,796
Selling, general and administrative expenses:
Radio	$37,228	41,304
Television	5,230	4,412
Consolidated	$42,458	45,716
Corporate expenses:	$8,175	7,421
Depreciation and amortization:
Radio	$1,256	1,389
Television	1,473	1,675
Corporate	177	266
Consolidated	$2,906	3,330
Gain on the disposal of assets, net of disposal costs:
Radio	$(171)	(12,826)
Television	(9)	(1)
Corporate	(12,541)	—
Consolidated	$(12,721)	(12,827)
Recapitalization costs:
Radio	$—	—
Television	—	—
Corporate	4,727	5,799
Consolidated	$4,727	5,799
Impairment charges:
Radio	$—	—
Television	483	—
Corporate	—	—
Consolidated	$483	—
Operating income:
Radio	$36,456	41,579
Television	1,353	(2,006)
Corporate	(538)	(13,486)
Consolidated	$37,271	26,087

The following summary table presents a comparison of our results of operations for the nine-months ended September 30, 2018 and 2017 (in thousands). Various fluctuations in our results are discussed below. This section should be read in conjunction with our unaudited condensed consolidated financial statements and notes.

	Nine-Months Ended
	September 30,
	2018	2017
Net revenue	$102,724	98,322
Engineering and programming expenses	19,425	22,796
Selling, general and administrative expenses	42,458	45,716
Corporate expenses	8,175	7,421
Depreciation and amortization	2,906	3,330
Gain on disposal of assets, net of disposal costs	(12,721)	(12,827)
Recapitalization costs	4,727	5,799
Impairment charges	483	—
Operating income	37,271	26,087
Interest expense, net	(24,013)	(27,699)
Dividends on Series B preferred stock classified as interest expense	(7,301)	(7,300)
Income tax expense	2,659	6,445
Net income (loss)	3,298	(15,357)

Net Revenue

The increase in our consolidated net revenues of $4.4 million or 4% was due to increases in both our radio and television segments’ net revenues.  Our radio segment net revenues increased $2.0 million or 2%, due to increases in local and network revenues, which were partially offset by decreases in barter, special events and national revenues.  Our television segment net revenues increased by $2.4 million or 26%, due to increases in special events and subscriber-based revenues, and hurricane related insurance proceeds for business interruption in Puerto Rico.

Engineering and Programming Expenses

The decrease in our consolidated engineering and programming expenses of $3.4 million or 15% was due to the decreases in both our radio and television segments’ expenses.  Our radio segment expenses decreased $1.4 million or 8%, mainly due to a decrease in digital development and content production costs related to the LaMusica application and talent expenses.  The television segment expenses decreased $2.0 million or 37% primarily due to decreases in programming content costs.

Selling, General and Administrative Expenses

The decrease in our consolidated selling, general and administrative expenses of approximately $3.3 million or 7% was due to the decreases in our radio segments’ expenses offset by increases in our television segments’ expenses.  Our radio segment expenses decreased approximately $4.1 million or 10%, mainly due to the impact of legal settlements and decreases in special event, trade and tax expenses offset by increased sales commissions, marketing, travel, bonus and facility expenses.  Our television segment expenses increased approximately $0.8 million or 19%, primarily due to increases in special event expenses partially offset by decreases in professional fees, bad debt, facility and trade expenses.

Corporate Expenses

The increase in corporate expenses of $0.8 million or 10% was mostly due to increases in professional fees and bonus expenses.

Gain on Sale of Assets, net of disposal costs

The decrease of the gain on sale of assets of $0.1 million was due to the difference in gains recognized between the sale of our New York facility in July 2018 and the sale of our Los Angeles facility in June 2017.

Recapitalization Costs

The Company incurred $4.7 million of recapitalization costs, a decrease of $1.1 million, primarily due to professional fees, severance pay and station relocation costs related to the current process of evaluating all options available towards executing a comprehensive recapitalization plan, as described in Note 1, Basis of Presentation, of the Notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These severance pay and station relocation costs are in connection with (i) a series of company-wide cost cuts implemented to reduce overhead and (ii) the sale of our Los Angeles and New York radio stations, respectively. We incurred these costs primarily in connection with our continuing efforts to successfully recapitalize or restructure our balance sheet.  Also included in these amounts are the legal and financial advisory fees paid to the Supporting Holders.

Operating Income

The increase in operating income of $11.2 million or 43% was primarily due to the increase in net revenues and the decreases in operating expenses and recapitalization costs, partially offset by the impairment of one of our television FCC broadcasting licenses.

Interest Expense, net

The decrease in interest expense of $3.7 million or 13% was primarily due to the decrease in amortization of the originally issued discount and deferred financing costs being amortized and recorded as interest expense over the term of the Notes, which expired on April 15, 2017, as well as, a decreased amount of monthly interest payments based on a lower principal amount due on the 12.5% Senior Secured Notes.

Income Tax Expense

The decrease in income tax expense of $3.8 million or 59% was primarily a result of a reduction of the deferred tax liabilities due to the generation of an indefinite lived deferred tax asset related to interest disallowance as a result of the Tax Cuts and Jobs Act (the "Tax Legislation").

Net Income

Net Income was primarily due to the increased operating income and decreases in interest and income tax expense.

Liquidity and Capital Resources

The most important aspects of our liquidity and capital resources as of September 30, 2018 and, as of the date of this Quarterly Report on Form 10-Q, are as follows:

•

Our Notes, of which there are $249.9 million principal amount outstanding, were payable on April 17, 2017.  Because we did not have sufficient cash on hand and did not generate sufficient cash from operations, asset sales or the FCC spectrum auction, which we discuss in greater detail under the heading “Federal Regulation of Radio and Television Broadcasting—Repurposing of Broadcast Spectrum for Other Uses by the FCC” in our Annual Report, we did not repay the Notes at their maturity.

•

Certain holders of our Series B preferred stock, of which there is $172.9 million outstanding (comprised of approximately $90.5 million in liquidation preference and approximately $82.3 million in accrued dividends), requested the redemption of their Series B preferred shares on October 15, 2013, which requests we did not satisfy in full. This gave rise to a continuing Voting Rights Triggering Event under the Certificate of Designations. One consequence of the existence of a Voting Rights Triggering Event is a prohibition on incurring additional indebtedness, including new indebtedness incurred to refinance outstanding indebtedness, among other things.  Every quarter, we accrued additional dividends on the Series B preferred stock at a rate of 10 3/4% per year on the outstanding liquidation preference of the shares (or about $9.7 million per year) and, because we do not make these dividend payments in cash, the outstanding liquidation preference of these shares increased by the dividend amount. A group of purported holders of the Series B preferred stock have sued in a Delaware Chancery Court, which has raised questions regarding the valid ownership of certain foreign entities of the Series B preferred stock, as described under Note 6. Commitments and Contingencies in the Notes to the financial statements contained in this Quarterly report on Form 10-Q and under the heading “Our Continued Recapitalization and Restructuring Efforts” in our Annual Report.

•

Our current sources of liquidity are our cash and cash equivalents which increased by $4.9 million during the nine-months ended September 30, 2018, primarily due to the cash being provided by our operations during the period.  Based on current estimates and assumptions, we expect to generate a sufficient amount of cash flow from operations, during 2018, to meet our ordinary course operating obligations over the next twelve month period.

•	We had a working capital deficit of $386.1 million, primarily due to the classification of our Notes and Series B preferred stock as current liabilities.

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

Our consolidated financial statements have been prepared assuming we will continue as a going-concern and do not include any adjustments that might result if we were unable to do so, and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have concluded that there is substantial doubt about our ability to continue as a going concern as discussed under “Critical Accounting Policies— Going Concern” in Item 7 of our Annual Report.  Furthermore, as of September 30, 2018 and December 31, 2017, we had a working capital deficit due primarily to the classification of our Series B preferred stock as a current liability and the classification of our Notes as a current liability. Under Delaware law, our state of incorporation, the Series B preferred stock is deemed equity. Because the holders of the Series B preferred stock are not creditors, they do not have rights of, or remedies available to, creditors. Delaware law does not recognize a right of preferred stockholders to force redemptions or repurchases where the corporation does not have funds legally available. Currently, we do not have sufficient funds legally available to be able to redeem or repurchase the Series B preferred stock and its accumulated unpaid dividends. If we are successful in refinancing our Notes, and are able to generate legally available funds under Delaware law, we may be required to pay all or a portion of the accumulated preferred dividends and redeem all or a portion of the Series B preferred stock, to extent of the funds legally available.

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

At September 30, 2018, there is $249.9 million in principal amount of Notes outstanding.  As a result, there has been and remains an event of default under the Indenture which gives the holders of our Notes the right to demand repayment of the Notes and, subject to the terms of the Indenture, to foreclose on our assets that serve as collateral for the Notes.  The collateral constitutes substantially all of our assets.  We continue to pay interest on the Notes at their current rate of 12.5% per year on a monthly basis.  As further discussed in Note 8, during the third quarter ended September 30, 2018, the Company closed on its New York real estate for $14.0 million, and it used the net proceeds of $10.4 million from such sale to repay a portion of the Notes.  See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional detail regarding our recapitalization efforts and our failure to repay the Notes at maturity.

A summary of the outstanding balance of our Notes, as of January 1, 2017 and changes through the quarter ended September 30, 2018, is presented below (in thousands and net of unamortized discount and deferred financing costs). Redemptions listed below were made with the net proceeds of asset sales.

12.5% Senior Notes due 2017, net, as of January 1, 2017	$273,233
Amortization of discount and deferred financing cost	1,767
Redemption of Notes (June 9, 2017)	(10,336)
Redemption of Notes (August 23, 2017)	(4,390)
Redemption of Notes (July 20, 2018)	(10,410)
12.5% Senior Notes due 2017, net, as of September 30, 2018	$249,864

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

Series B Preferred Stock

On October 28, 2003, our Board of Directors approved the issuance of 280,000 shares of 10 ¾% Series B Cumulative Exchangeable Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. Holders of the Series B preferred stock have customary voting rights and provisions. As of September 30, 2018, we had outstanding $90.5 million of Series B preferred stock due to the liquidation preference and accrued dividends of $82.3 million.

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

Class A Common Stock

As of September 30, 2018, we had 4,241,991 shares of Class A common stock outstanding.

Class B Common Stock

As of September 30, 2018, 2,340,353 shares of Class B common stock were outstanding, which have ten votes per share. Raúl Alarcón, our Chief Executive Officer and the Chairman of our Board of Directors, has voting control over all but 350 shares of the Class B common stock.

Summary of Capital Resources

The following summary table presents a comparison of our capital resources for the nine-months ended September 30, 2018 and 2017, with respect to certain key measures affecting our liquidity (in thousands). The changes set forth in the table are discussed below. This section should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the notes thereto.

	Nine-Months Ended
	September 30,		Change
	2018	2017	$
Capital expenditures:
Radio	$1,461	$658	803
Television	150	129	21
Corporate	135	118	17
Consolidated	$1,746	$905	841
Net cash flows provided by (used in) operating activities	$3,767	$(11,119)	14,886
Net cash flows provided by investing activities	11,501	18,458	(6,957)
Net cash flows used in financing activities	(10,410)	(19,331)	8,921
Net increase (decrease) in cash and cash equivalents	$4,858	$(11,992)

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

Net Cash Flows Provided by Investing Activities

Changes in our net cash used in investing activities were primarily a result of having sold our New York real estate assets in July 2018 as compared to having sold our Los Angeles facility and relinquishing television spectrum in Puerto Rico in 2017.

Net Cash Flows Used in Financing Activities

Changes in our net cash used in financing activities were a result of providing a partial pay down of the principal related to the Notes in July 2018 from the net proceeds received from the sale of our New York real estate assets. Compared to 2017, when the Company paid the promissory note related to the SBS Miami Broadcast Center and partially paid down the Notes with the net proceeds from the sale of our Los Angeles facility and the relinquishment of television spectrum in Puerto Rico.

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

Our critical accounting policies are described in Item 7 of our Annual Report. There have been no material changes to our critical accounting policies during the nine-months ended September 30, 2018.

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

Changes In Internal Control Over Financial Reporting. In March 2018, management concluded that a control deficiency with respect to the design of controls related to the detection of ownership changes related to Section 382 of the Internal Revenue Code, which impacts the calculation of the provision for income taxes and the measurement of our deferred tax assets constituted a material weakness in internal control over financial reporting and that our disclosure controls and procedures were not and would not be deemed effective until such time that the deficiency was considered remediated.

Management has since implemented the following remedial measures to improve its process of detecting ownership changes related to Section 382 of the Internal Revenue Code.

1.

The Company has implemented a quarterly review process that is performed in collaboration with outside legal counsel and third party tax specialists, where changes in ownership that have occurred since the prior period are considered and analyzed to determine if these represent ownership changes in accordance with Section 382.  If we determine that an ownership change has occurred, we will conduct an analysis in accordance with such section to determine the impact to the calculation of the provision for income taxes and the measurement of our deferred tax assets.

2.	The Company has developed a checklist to more clearly identify the specific review procedures performed by management.

Management believes that the combination of the quarterly review process and the checklist described above have strengthened the Company’s documentation process and overall communication among management, outside legal counsel and third party tax specialists resulting in an improved ability to detect and evaluate potential ownership changes related to Section 382.

Based on our assessment, management concluded that the material weakness related to the process of detecting ownership changes related to Section 382 has been remediated as of September 30, 2018 as the implemented remedial measures have been operating effectively for a sufficient period of time.

There has been no further change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
JOSEPH A. GARCÍA

Chief Financial Officer, Chief Administrative Officer, Senior Executive Vice President and Secretary (principal financial and accounting officer and duly authorized officer of the registrant)

Date: November 9, 2018